Form 10-Q
period 1995-03-31
BAYLAKE CORP
filed 1995-05-15
CIK 275119

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED           MARCH  31,  1995

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                -------------      -------------

Commission file number          0-8679

                                BAYLAKE CORP.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Wisconsin                                   39-1268055
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

 217 North Fourth Ave.,  Sturgeon Bay,   WI                54235
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

                                (414)-743-5551
             (Registrant's telephone number, including area code)

                                     None
- --------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ------     ------
                    Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 8, 1995.

                            $5.00 Par Value Common
                            2,452,137 shares

                        BAYLAKE CORP. AND SUBSIDIARIES

                                    INDEX





PART I - FINANCIAL INFORMATION                             PAGE NUMBER

Item 1.

Consolidated Condensed Balance Sheets
  as of March 31, 1995 and December 31, 1994                     3

Consolidated Condensed Statement of Income
  Three months ended March 31, 1995 and
  1994                                                           4

Consolidated Statement of Cash Flows
  Three months ended March 31, 1995 and 1994                   5 - 6

Notes to Consolidated Condensed Financial Statements           7 - 8

Item 2.

Managements Discussion and Analysis of Financial
  Condition and Results of Operations                          9 - 16


PART II.  OTHER INFORMATION                                      17

Signatures                                                       18

                        PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARY
               CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                          (In thousands of dollars)

                                                                           MARCH 31              DEC.  31
                               ASSETS                                        1995                  1994
                               ------                                      --------              --------
 Cash and due from Banks                                                   $  7,651              $ 10,516
 Investment securities available for
   sale (at market)                                                          60,749                59,033

 Investment securities held to maturity
   (market value $11,951 on 3/31/95;
   $14,237 on 12/31/94)                                                      11,470                14,013

 Loans                                                                      197,896               192,673
   Less:  Allowance for loan losses                                          (2,619)               (2,534)
                                                                           ---------             ---------
     Loans, net of allowance for loan losses                                195,277               190,139

 Bank premises and equipment                                                  6,614                 5,930

 Accrued interest receivable                                                  2,317                 1,995

 Prepaid income taxes                                                                                 237

 Deferred income taxes                                                        1,520                 2,125

 Other assets                                                                 3,486                 3,119
                                                                           --------              --------
                            TOTAL ASSETS                                   $289,084              $287,107
                                                                           ========              ========

                             LIABILITIES
                             -----------
 Domestic Deposits
   Non-interest bearing                                                    $ 27,309              $ 33,506
   Interest bearing
     NOW                                                                     29,515                34,369
     Savings                                                                 81,036                87,467
     Time, $100,000 and over                                                 14,259                 4,900
     Other time                                                              90,655                86,875
                                                                           --------              --------
   Interest bearing deposits                                                215,465               213,611
                                                                           --------              --------
 Total deposits                                                            $242,774               247,117

 Short term borrowings                                                        9,300                 4,149

 Income taxes payable                                                           144

 Accrued expenses and other liabilities                                       3,151                 3,062

 Dividends payable                                                                                    540

                         TOTAL LIABILITIES                                 $255,369              $254,868
                                                                           --------              --------
                         STOCKHOLDERS EQUITY
                         -------------------
 Common Stock $5.00 par value - authorized
   10,000,000 shares; issued 2,454,081 shares
   on 3/31/95 and 12/31/94; outstanding
   2,452,137 shares on 3/31/95 and 12/31/94
                                                                             12,270                12,270

 Additional paid-in capital                                                   5,941                 5,941

 Reserve for market adjustment of
   securities                                                                (1,059)               (1,995)
 Retained earnings                                                           16,612                16,072

 Treasury Stock                                                                 (49)                  (49)
                                                                           --------              --------
                 TOTAL STOCKHOLDERS EQUITY                                   33,715                32,239
                                                                           --------              --------

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                 $289,084              $287,107
                                                                           ========              ========


 See accompanying notes to unaudited consolidated financial statements

                        BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
              (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)



                                                                         THREE MONTHS ENDED
                                                                               MARCH 31
                                                                        1995               1994
                                                                      --------           --------
 Interest Income

   Interest and fees on loans                                         $  4,643           $  3,809
   Interest on investment securities
     Taxable                                                               827                776
     Exempt from federal income tax                                        314                402
   Other interest income                                                    21                 61
                                                                      --------           --------
     Total Interest Income                                               5,805              5,048
 Interest Expense

   Interest on deposits                                                  2,231              1,731
   Interest on short-term borrowings                                       129                 42
                                                                      --------           --------
     Total Interest Expense                                              2,360              1,773
                                                                      --------           --------
 Net Interest Income                                                     3,445              3,275

 Provision for loan losses                                                  77                 68
                                                                      --------           --------
   Net interest income after
   provision for loan losses                                             3,368              3,207
                                                                      --------           --------
 Other Income

   Fees for fiduciary activities                                            81                 76
   Fees from loan servicing                                                 98                 95
   Fees for other services to customers                                    262                313
   Securities gains (losses)                                                 0                 31
   Other income                                                             57                 26
                                                                      --------           --------
     Total Other Income                                                    498                541
                                                                      --------           --------
 Other Expenses
   Salaries and employee benefits                                        1,319              1,209
   Occupancy expense                                                       132                132
   Equipment expense                                                       150                128
   Data processing and courier                                             104                108
   FDIC insurance expense                                                  152                134
   Operation of other real estate                                           10                  6
   Other operating expense                                                 441                396
                                                                      --------           --------
     Total Other Expenses                                                2,308              2,113
                                                                      --------           --------

 Income before income taxes                                              1,558              1,635
 Income tax expense (benefit)                                              479                471
                                                                      --------           --------
 Net Income                                                           $  1,079           $  1,164
                                                                      ========           ========

 Net Income per share (1)                                               $0.44              $0.48

 Cash dividends per share                                               $0.22              $0.15


(1) Based on 2,452,137 shares average outstanding in 1995 and 2,442,891 in 1994.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)



                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                      1995            1994
                                                                                   -----------      ----------
                                                                                   (thousands of dollars)
 Cash flows from operating activities:
   Interest received from
     Loans                                                                        $  4,366              $  3,635
     Investments                                                                     1,104                 1,302
   Fees and service charges                                                            457                   497
   Interest paid to depositors                                                      (1,900)               (1,601)
   Interest paid to others                                                            (119)                  (42)
   Cash paid to suppliers and employees                                             (2,629)               (2,257)
   Income taxes paid                                                                  (104)                 (150)
                                                                                  ---------             ---------
     Net cash provided by operating activities                                       1,175                 1,384

 Cash flows from investing activities:
   Proceeds from sales of investment securities                                                            4,861
   Principal payments received on investments                                        5,769                17,536
   Purchase of investments                                                          (3,393)              (14,673)
   Proceeds from sale of other real estate owned                                        16
   Loans made to customers in excess of principal
     collected                                                                      (5,352)               (5,810)
   Capital expenditures                                                               (808)                 (258)
                                                                                  ---------             ---------
     Net cash (used) provided in investing activities                               (3,768)                1,656

 Cash flows from financing activities:

   Net increase (decrease) in demand deposits, NOW                                 (17,482)              (11,725)
     accounts and savings accounts
   Net increase (decrease) in advances from borrowers                                5,151                 6,242
   Net increase (decrease) in time deposits                                         13,138                   337
   Proceeds from issuance of common stock                                                                    207
   Dividends paid                                                                   (1,079)                 (671)
                                                                                  ---------             ---------

     Net cash used by financing activities                                            (272)               (5,610)
                                                                                  ---------             ---------

 Net increase (decrease) in cash and cash equivalents                               (2,865)               (2,570)
 Cash and cash equivalents, beginning                                               10,516                10,288
                                                                                  ---------             ---------
 Cash and cash equivalents, ending                                                $  7,651              $  7,718

                                                                                   1995                  1994
                                                                                 --------              ---------
                                                                                      (thousands of dollars)
 Reconciliation of net income to net cash provided by
    operating activities:

 Net Income                                                                       $  1,079              $  1,164
 Adjustment to reconcile net income to net cash
    provided by operating activities:

 Depreciation                                                                          124                   127
 Provision for loan losses and real estate owned                                        77                    68
 Amortization of premium on investments                                                 44                    86
 Accretion of discount on investments                                                  (50)                  (24)
 Cash surrender value increase                                                         (20)                  (21)
 (Gain) loss on sale of investment securities                                                                (31)
 Equity in income of service center                                                    (17)                    2
 Amortization of book of business                                                                              1
 Goodwill writedown                                                                      1                     1
 Deferred compensation                                                                  24                    24
 Changes in assets and liabilities:
   Interest receivable                                                                (322)                 (188)
   Prepaids and other assets                                                          (222)                 (119)
   Unearned income                                                                     (11)                   20
   Interest payable                                                                    341                   130
   Taxes payable                                                                       375                   322
   Other liabilities                                                                  (248)                 (178)
                                                                                  ---------             ---------
 Total adjustments                                                                      96                   220
                                                                                  ---------             ---------

 Net cash provided by operating activities                                        $  1,175              $  1,384
                                                                                  =========             =========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1994 annual report on Form 10-K. The financial data presented includes the combination of financial data from Baylake Bank and Baylake Bank-Kewaunee, formerly known as State Bank of Kewaunee, the principal subsidiary of Kewaunee County Banc-Shares, Inc. ("KCB"). KCB was acquired by the Company in a merger, which has been accounted for as a pooling of interests. The unaudited financial information included in this reports reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of March 31, 1995 and December 31, 1994. The results of operations for the three months ended March 31, 1995 and 1994 and results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of results to be expected for the entire year.


2. The book value of investment securities, by type, held by the Company are as follows:


                                                            MARCH 31    DECEMBER 31
                                                              1995          1994
                                                            --------    -----------
                                                            (Thousands of dollars)
      Investment securities held to maturity:

      U.S. Treasury and other U.S. government agencies      $           $
      Mortgage-backed securities
      Obligations of states and political subdivisions         11,062        13,605
      Other                                                       408           408
                                                            ---------   -----------
      Investment securities held to maturity                $  11,470   $    14,013

      Investment securities available for sale:

      U.S. Treasury and other U.S. government agencies      $  10,256   $     8,187
      Mortgage-backed securities                               42,322        41,139
      Obligations of states and other political subdivisions    6,954         6,742
      Other                                                     1,217         2,965
                                                            ---------   -----------
      Investments securities available for sale             $  60,749   $    59,033



3.    At March 31, 1995 and December 31, 1994, loans are as follows:

                                                            MARCH 31    DECEMBER 31
                                                              1995         1994
                                                            --------    -----------
                                                            (Thousands of dollars)
      Commercial, industrial and agricultural               $119,810    $  109,133
      Real estate-construction                                 6,440         5,881
      Real estate-mortgage                                    55,573        61,818
      Installment                                             16,862        16,639
      Less:  Deferred loan origination fees,
             net of costs                                       (789)         (798)
                                                            ---------    ----------
                                                            $197,896     $ 192,673

      Less allowance for loan losses                          (2,619)       (2,534)
                                                            ---------    ----------
      Net loans                                             $195,277     $ 190,139


4. As of December 31, 1993, the company adopted Statements of Financial Accounting Standards No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, investment securities available for sale at March 31, 1995 and December 31, 1994 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.



5. The Company completed its merger with KCB on August 31, 1994. In conjunction with the merger, the Company issued 15.69 shares of its common stock for each share of KCB common stock. The acquisition has been accounted for as a pooling of interests.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. (the "Company") at March 31, 1995, and the results of operations for the three months ended March 31, 1995 and March 31, 1994. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

The company completed its acquisition of Kewaunee County Banc-Shares, Inc. ("KCB"), the holding company for Baylake-Kewaunee ("BBK"), on August 31, 1994. The Company acquired all of the outstanding shares of KCB in exchange for 574,756 shares of the Company's common stock. The acquisition was structured as a merger of KCB with a newly-formed subsidiary of the Company and accounted for using the pooling-of-interests method of accounting; therefore the financial data presented reflects the combined data of the Company and KCB.

RESULTS OF OPERATIONS

For the three months ended March 31, 1995, net income decreased $85,000, or 7.3%, to $1,079,000 from $1,164,000 for the first quarter of 1994. The annualized return on average assets and return on average equity for the three months ended March 31, 1995, were 1.53% and 12.78%, respectively, compared to 1.66% and 14.89%, respectively, for the same period a year ago.

The decrease in net income for the period is primarily due to increased personnel costs and a reduction in other income offset by increased net interest income.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1995 increased $170,000, or 5.2%, to $3.45 million from $3.28 million for the same period a year ago. Total interest income for the first quarter of 1995 increased $757,000, or 15.0%, to $5.81 million from $5.05 million for the first quarter of 1994, while interest expense increased $587,000 or 33.1%, to $2.36 million in the first quarter of 1995 from $1.77 million in the first quarter of 1994. These changes were primarily the result of a favorable increase in the average volume of earning assets and an increased rate environment contributing to an increase in net interest margin for the first quarter of 1995.

For the three months ended March 31, 1995, average earning assets increased $3.17 million, or 1.19%, when compared to the same period last year. The Company registered an increase in average loans of

$12.94 million, or 4.85%, for the first quarter of 1995 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company then have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended March 31, 1995 increased from 5.30% to 5.43% compared to a year ago. The average yield on interest earning assets amounted to 8.97% for the first quarter of 1995, representing a increase of 97 basis points from the same period last year. Total loan yields increased 117 basis points, while total investment yields increased 25 basis points. The Company's average cost on interest-bearing liabilities amounted to 4.30%, an increase of 103 basis points for the first quarter of 1995 compared to the same period in 1994. Interest-bearing deposits increased 94 basis points while short-term borrowing costs increased 319 basis points.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1995 increased $9,000, or 13.24%, to $77,000 from $68,000 for the first quarter a year ago. This increase has occurred primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio. Based on current conditions, management intends to maintain the loan loss reserve at a level above 1.25% of average total loans, subject to continuing review.

NON-INTEREST INCOME

Total non-interest income declined $43,000, or 7.95%, to $498,000 for the first quarter of 1995, from $541,000 for the first quarter a year ago. This occurred as a result of reduced service fee income and reduced securities activity offset by increased other income.

Service fee income decreased primarily as a result of reduced insurance commissions of $53,000 due to the discontinued operations of KCB's insurance subsidiary which was sold in mid 1994. No securities gains or losses were taken in the first quarter of 1995 compared to gains of $31,000 taken in a similar period in 1994. Other income increased as Baylake Bank's data service subsidiary, United Financial Services, Inc., showed income of $17,000 for the first quarter of 1995 compared to a small net loss for the same period in 1994.

NON-INTEREST EXPENSE

Non-interest expense increased $195,000, or 9.2%, for the three months ended March 31, 1995 compared to the same period in 1994. Salaries and employee benefits showed the largest increase of $110,000, or 9.1%, due in part to additional employee expense resulting from the February startup of the Company's Green Bay operation. Increased benefit costs stemming from increased 401K contributions and normal salary increases accounted for the remaining increase in salaries and employee benefit expense. Other operating expense showed an increase of $45,000, or 11.4%, primarily from startup costs in the Green Bay operation, including such expenses as supplies and marketing.

The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.56% for the three months ended March 31, 1995 compared with the 2.24% for the same period in 1994.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended March 31, 1995 increased $8,000, or 1.7%, to $479,000 from $471,000 for the same period one year ago. The increase in income tax provision was due to increased taxable income.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At March 31, 1995, total loans increased $5.22 million, or 2.7%, to $197.9 million form $192.7 million at December 31, 1994. The change in the loan mix in the Company's portfolio resulted primarily from an increase in commercial loans to $119.8 million at March 31, 1995 compared to $109.1 million at December 31, 1994, offset by a decline in real estate mortgage loans from $55.6 million at March 31, 1995 compared to $61.8 million at December 31, 1994.

NON-PERFORMING ASSETS

At March 31, 1995, non-performing assets amounted to $1.90 million compared to $1.66 million at December 31, 1994. Non-performing loans at March 31, 1995 were .84% of total loans compared with .80% at December 31, 1994. There existed other real estate owned of $252,000 at March 31, 1995 as compared with $123,000 at December 31, 1994. $145,000 of this increase stems from property foreclosed on and taken as additional collateral as a result of a commercial credit in a manufacturing concern which has ceased operations. The ratio of non-performing assets to total loans at March 31, 1995 was .96% compared to .86% at December 31, 1994.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At March 31, 1995, the allowance for loan losses increased $85,000 from year end 1994 to $2.62 million. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has not increased. The allowance is at a level currently believed to be acceptable by management. At March 31, 1995 and December 31, 1994, the allowance for loan losses as a percentage of total loans were each at 1.32%.

INVESTMENT PORTFOLIO

At March 31, 1995, the investment portfolio declined $827,000, or 1.13%, to $72.2 million from $73.0 million at December 31, 1994. At March 31, 1995, the investment portfolio represented 25.0% of total assets compared with 25.4% at December 31, 1994. The slight decline in total investments occurred as proceeds from matured investment securities were used to fund loan demand.

DEPOSITS

Total deposits at March 31, 1995 decreased $4.3 million, or 1.76%, to $242.8 million from $247.1 million at December 31, 1994. Non-interest bearing deposits at March 31, 1995 decreased $6.2 million, or 18.5%, to $27.3 million from $33.5 million at December 31, 1994. Interest-bearing deposits at March 31, 1995 increased $1.9 million, or .87%, to $215.5 million from $213.6 million at December 31, 1994. Time deposits show a larger than normal increase with $9.4 million in growth since year end 1994 as municipal deposits have shifted into higher interest paying time deposit accounts. Overall deposits for the first quarter tend to decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.


SHORT-TERM BORROWINGS

Total short-term borrowings at March 31, 1995 increased $5.2 million, or $124.2%, to $9.3 million from $4.1 million at December 31, 1994. This increase corresponds to past history. The seasonality of the customer base influences the Company's balance sheet as deposits normally decrease and loan demand increases during the early part of the year requiring the Company to meet these needs with other short term funding.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cash Flows for the three months ended March 30, 1995, cash and cash equivalents decreased $2.87 million during the period to $7.65 million at March 31, 1995. The decrease primarily reflected $1.18 million in net cash provided by operating activities offset by $3.77 million in net cash used in investing activities, and $272,000 used in financing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net decrease in investments offset by a net increase in loans plus necessary capital expenditures. Net cash used in financing activities resulted primarily from a net decrease in deposits and an increase in borrowed funds offset by dividends paid. As is typical of the seasonality that exists in the tourism market serviced, customers tend to prepare for summer business through increasing loans and drawing down on deposit drawndown during the early part of the year, increasing deposits at the end of summer.

The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management view its liquidity as the ability to raise cash at reasonable costs or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Although the percentage of earning assets represented by loans is increasing, management believes that liquidity is adequate to support anticipated borrowing requirements and deposit flows.

INTEREST RATE SENSITIVITY

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Company is slightly liability gap sensitive, although management believes that a range of plus or minus 15% (from 100% matching) within one year pricing schedule is acceptable. The analysis considers regular savings, money market deposits and NOW accounts to be rate sensitive within three months. All other earning categories including loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities. Also, Baylake Bank considers it savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in smaller increments without a material decrease in balances.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exits. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitivity gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of March 31, 1995, rate sensitive liabilities exceeded rate sensitive assets by $30.09 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 80.09%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $956,000, or a ratio of rate sensitive assets to rate sensitive liabilities of 94.13%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 86.29%, which is within the range of plus or minus 15% deemed acceptable by management.

Management continually reviews its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                     ASSET AND LIABILITY REPRICING SCHEDULE
                              AS OF MARCH 31, 1995


                                                    Within        Four to        Seven to       One Year        Over
                                                    Three           Six           Twelve        to Five         Five
                                                    Months         Months         Months         Years         Years        Total
                                                    ------         ------         ------         -----         -----        -----
 (In Thousands)
 Earning Assets:
   Investment Securities                            $  3,791         $ 1,288        $ 1,778        $13,724      $51,639      $72,220

   Loans and Leases:
      Variable Rate                                  102,919                                                                 102,919
      Fixed Rate                                      14,303          14,031         24,045         40,967          433       93,779
                                                    --------         -------        -------        -------      -------     --------
 Total Loans and Leases                             $117,222         $14,031        $24,045        $40,967      $   433     $196,698
                                                    --------         -------        -------        -------      -------     --------
 Total Earning Assets                               $121,013         $15,319        $25,823        $54,691      $52,072     $268,918
                                                    ========         =======        =======        =======      =======     ========

 Interest Bearing Liabilities:
   NOW Accounts                                     $ 29,515         $              $              $            $           $ 29,515

   Saving Deposits                                    81,036                                                                  81,036
   Time Deposits                                      31,728          16,275         20,483         36,374           53      104,913

   Borrowed Funds                                      8,825                             53            211          211        9,300
                                                    --------        --------        -------        -------      -------     --------
 Total Interest Bearing Liabilities                 $151,104         $16,275        $20,536        $36,585      $   264     $224,764
                                                    ========         =======        =======        =======      =======     ========

 Interest Sensitivity GAP                           $(30,091)       $   (956)      $  5,287        $18,106      $51,808      $44,154
   (within periods)

 Cumulative Interest                                $(30,091)       $(31,047)      $(25,760)       $(7,654)     $44,154
   Sensitivity GAP

 Ratio of Cumulative                                -11.19%         -11.55%         -9.58%         -2.85%        16.42%
 Interest Sensitivity GAP to
   Rate Sensitive Assets

 Ratio of Rate Sensitive                             80.09%          94.13%        125.75%        149.49%          ---
   Assets to Rate Sensitive
   Liabilities

 Cumulative Ratio of Rate                            80.09%          81.45%         86.29%        119.64%          ---
   Sensitive Assets to Rate
   Sensitive Liabilities


CAPITAL RESOURCES

At March 31, 1995, stockholders' equity increased $1.48 million, or 4.58%, to $33.7 million from $32.2 million at December 31, 1994. An increase of $936,000 in capital resulting from the implementation of FAS 115 accounted for part of this increase, while the remaining increase resulted from net income less dividends paid. At March 31, 1995, the Company's risk-based Tier 1 Capital Ratio was 17.31%, the total risk based capital ratio was 18.56% and the leverage ratio was 11.77%. The Company, Baylake Bank and Baylake Bank-Kewaunee continue to exceed all applicable regulatory capital requirements.

                          PART II - OTHER INFORMATION

Item 5.  Other Information.

         Baylake Bank has expanded into the Northeast Brown County region with a mobile unit facility located in Green Bay commencing operations on February 20, 1995. Various retail services in addition to consumer and commercial loans services are being offered at this temporary facility. A permanent facility is planned for fall of 1995 and is expected to offer a full range of products and services. Construction costs for this facility are estimated to be $1.2 million with total costs for building and equipment estmated to be $2.0 million.


Item 6.   8-K

          (A)  Exhibits

               None

          (b)  Reports on Form 8-K filed for three months ended
               March 31, 1995

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BAYLAKE CORP.
                                     -------------------------
                                           (Registrant)


Date:      May 9, 1995                  Steven D. Jennerjohn
        ------------------           -------------------------
                                        Steven D. Jennerjohn
                                        Treasurer


Date:      May 9, 1995                  Paul C. Wickmann
        ------------------           -------------------------
                                        Paul C. Wickmann
                                        Vice President