Form 10-Q
period 1995-06-30
BAYLAKE CORP
filed 1995-08-14
CIK 275119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
            SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     JUNE 30,   1995
                                ------------------------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                -------------      -------------

Commission file number          0-8679

                                BAYLAKE CORP.
             (Exact name of registrant as specified in its charter)

         Wisconsin                             39-1268055
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

217 North Fourth Ave.,  Sturgeon Bay,   WI            54235
(Address of principal executive offices)            (Zip Code)

                                (414)-743-5551
              (Registrant's telephone number, including area code)

                                    None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

                     Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 8, 1995.

                             $5.00 Par Value Common
                                2,452,937 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX



PART I - FINANCIAL INFORMATION                      PAGE NUMBER


Item 1.

Consolidated Condensed Balance Sheets                        3
  as of June 30, 1995 and December 31, 1994

Consolidated Condensed Statement of Income                   4
  Three months and six months ended June 30, 1995 and 1994

Consolidated Statement of Cash Flows                        5 - 6
  Six months ended June 30, 1995 and 1994

Note to Consolidated Condensed Financial Statements         7 - 8

Item 2.

Managements Discussion and Analysis of Financial            9 - 17
  Condition and Results of Operations



PART II.  OTHER INFORMATION                                    18

Signatures                                                     19

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                           (In thousands of dollars)



                                                                           JUNE  30         DECEMBER 31
                                ASSETS                                       1995              1994
                                ------                                     --------         -----------
 Cash and due from Banks                                                  $   9,922          $ 10,516
 Investment securities available for
   sale (at market)                                                          60,387            59,033

 Investment securities held to maturity (market value
   $11,810 on 6/30/95; $14,237 on 12/31/94)                                  11,328            14,013


 Loans                                                                      205,272           192,673
   Less:  Allowance for loan losses                                          (2,683)           (2,534)
                                                                           --------          --------

 Loans, net of allowance for loan losses                                    202,589           190,139

 Bank premises and equipment                                                  6,740             5,930

 Accrued interest receivable                                                  2,357             1,995

 Prepaid income taxes                                                           319               237

 Deferred income taxes                                                          872             2,125

 Other assets                                                                 4,167             3,119
                                                                           --------          --------
      TOTAL ASSETS                                                         $298,681          $287,107
                                                                           ========          ========


                             LIABILITIES
                             -----------

 Domestic Deposits
   Non-interest bearing deposits                                           $ 34,236          $ 33,506
   Interest bearing deposits
     Now                                                                     31,947            34,369
     Savings                                                                 84,082            87,467
     Time, $100,000 and over                                                 14,089             4,900
     Other time                                                              93,209            86,875
                                                                           --------          --------
   Interest bearing deposits                                               $223,327          $213,611
                                                                           --------          --------
 Total deposits                                                            $257,563          $247,117

 Short term borrowings                                                        2,467             4,149
 Accrued expenses and other liabilities                                       3,433             3,062

 Dividends payable                                                                                540
                                                                           --------          --------
      TOTAL LIABILITIES                                                    $263,463          $254,868
                                                                           ========          ========

                         STOCKHOLDERS EQUITY
                         -------------------

 Common Stock $5.00 par value - authorized
   10,000,000 shares; issued 2,454,881 shares on
   6/30/95 and 2,454,081 on 12/31/94; outstanding
   2,452,937 shares on 6/30/95 and 2,452,137 on
   12/31/94                                                                $ 12,274          $ 12,270
 Additional paid-in capital                                                   5,949             5,941

 Reserve for market adjustment of
   securities                                                                  (115)           (1,995)

 Retained earnings                                                           17,159            16,072
 Treasury Stock                                                                 (49)              (49)
                                                                           --------          --------
      TOTAL STOCKHOLDERS EQUITY                                              35,218            32,239
                                                                           --------          --------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                            $298,681          $287,107
                                                                           ========          ========


 See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)



                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30                            JUNE 30

                                                       1995           1994              1995             1994
                                                     --------       ---------           ------         --------
 Interest Income

   Interest and fees on loans                          $  4,857      $  4,017            $  9,500       $  7,826
   Interest on investment securities
     Taxable                                                792           782               1,619          1,558
     Exempt from federal income tax                         299           360                 613            762
   Other interest income                                     11             4                  32             65
                                                       --------      --------            --------       --------
     Total Interest Income                                5,959         5,163              11,764         10,211
 Interest Expense

   Interest on deposits                                   2,481         1,698               4,712          3,429
   Interest on short term borrowings                        110           121                 239            163
                                                       --------      --------            --------       --------
     Total Interest Expense                               2,591         1,819               4,951          3,592
                                                       --------      --------            --------       --------
 Net Interest Income                                      3,368         3,344               6,813          6,619

 Provision for loan losses                                   78            62                 155            130
                                                       --------      --------            --------       --------
   Net interest income after
   provision for loan losses                              3,290         3,282               6,658          6,489
                                                       --------      --------            --------       --------

 Other Income

   Fees for fudiciary activities                             82            88                 163            164
   Fees from loan servicing                                 130           163                 228            258
   Fees for other services to customers                     319           327                 581            640
   Securities gains (losses)                                 (6)           10                  (6)            41
   Other income                                             108           190                 165            216
                                                       --------      --------            --------       --------
     Total Other Income                                     633           778               1,131          1,319
                                                       --------      --------            --------       --------

 Other Expenses
   Salaries and employee benefits                         1,249         1,216               2,568          2,425
   Occupancy expense                                        151           137                 283            269
   Equipment expense                                        159           135                 309            263
   Data processing and courier                              179           110                 283            218
   FDIC insurance expense                                   129           144                 281            278
   Operation of other real estate                            20             4                  30             10
   Other operating expense                                  456           618                 897          1,014
                                                       --------      --------            --------       --------
     Total Other Expenses                                 2,343         2,364               4,651          4,477
                                                       --------      --------            --------       --------
 Income before income taxes                               1,580         1,696               3,138          3,331
                                                       --------      --------            --------       --------
 Income tax expense (benefit)                               495           530                 974          1,001
                                                       --------      --------            --------       --------
 Net Income                                              $1,085       $ 1,166             $ 2,164       $  2,330
                                                       ========      ========            ========       ========


 Net Income per share (1)                                $0.44         $0.47               $0.88          $0.95

 Cash dividends per share                                $0.22         $0.20               $0.44          $0.35


(1) Based on 2,452,937 shares average outstanding in 1995 and 2,446,625 in 1994.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)


                                                                 SIX  MONTHS  ENDED  JUNE  30
                                                                -----------------------------
                                                                    1995                 1994
                                                                  --------             --------
                                                                    (thousands of dollars)

 Cash flows from operating activities:
   Interest received from:
     Loans                                                      $  9,201              $  7,546
     Investments                                                   2,286                 2,575
   Fees and service charges                                        1,024                 1,064
   Interest paid to depositors                                    (4,231)               (3,177)
   Interest paid to others                                          (219)                 (160)
   Cash paid to suppliers and employees                           (4,504)               (4,210)
   Income taxes paid                                              (1,063)               (1,174)
                                                                ----------            ----------

     Net cash provided by operating activities                     2,494                 2,464


 Cash flows from investing activities:
   Proceeds from sales of investment securities                      993                 6,878
   Principal payments received on investments                      8,737                22,947
   Purchase of investments                                        (5,397)              (19,265)
   Investment in service center                                     (196)
   Proceeds from disposition of subsidiary                                                 148
   Proceeds from sale of other real estate owned                      53                   130
   Loans made to customers in excess of principal collected      (13,365)              (10,845)
   Capital expenditures                                           (1,069)                 (602)
                                                               ----------            ----------

     Net cash (used) provided in investing activities            (10,244)                 (609)

 Cash flows from financing activities:

   Net increase (decrease) in demand deposits, NOW accounts
      and  savings accounts                                       (5,077)               (6,632)
   Net increase (decrease) in advances from borrowers             (1,682)                8,973
   Net increase (decrease) in time deposits                       15,523                (3,160)
   Proceeds from issuance of common stock                             11                   327
   Dividends paid                                                 (1,619)               (1,135)
                                                               ----------            ----------


     Net cash used by financing activities                         7,156                (1,627)
                                                                ----------            ----------


 Net increase (decrease) in cash and cash equivalents               (594)                  228
 Cash and cash equivalents, beginning                             10,516                10,288
                                                               ---------             ---------

 Cash and cash equivalents, ending                               $ 9,922              $ 10,516


                                                                                       1995                  1994
                                                                                     --------              --------
                                                                                         (thousands of dollars)
 Reconciliation of net income to net cash provided by
   operating activities:

 Net Income                                                                          $  2,164              $  2,330

 Adjustment to reconcile net income to net cash provided
   by operating activities:
 Depreciation                                                                             259                   250
 Provision for loan losses and real estate owned                                          155                   130
 Amortization of premium on investments                                                   135                   156
 Accretion of discount on investments                                                     (94)                  (53)
 Cash surrender value increase                                                            (41)                  (38)
 (Gain) loss from disposal of other real estate owned                                      (1)                  (13)
 Gain on disposal of subsidiary                                                                                (148)
 (Gain) loss on sale of investment securities                                               6                   (41)
 Equity in income of service center                                                       (34)                   (5)
 Amortization of book of business                                                                                 3
 Goodwill writedown                                                                         3                     3
 Deferred compensation                                                                     10                    52

 Changes in assets and liabilities:

   Interest receivable                                                                   (362)                 (270)
   Prepaids and other assets                                                             (100)                   77
   Unearned income                                                                          6                    66
   Interest payable                                                                       501                   254
   Taxes payable                                                                          (89)                 (173)
   Other liabilities                                                                      (24)                 (116)
                                                                                     ---------             ---------
 Total adjustments                                                                        330                  (134)
                                                                                     ---------             ---------

 Net cash provided by operating activities                                            $ 2,494              $  2,464
                                                                                      ========              ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company")
           1994 annual report on Form 10-K. The financial data presented includes the combination of financial data from Baylake Bank and Baylake Bank-Kewaunee, formerly known as State Bank of Kewaunee, the principal subsidiary of Kewaunee County Banc-Shares, Inc. ("KCB"). KCB was acquired by the Company in a merger, which has been accounted for as a pooling of interests. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of June 30, 1995 and December 31, 1994. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of results to be expected for the entire year.



2. The book value of investment securities, by type, held by the Company are as follows:


                                                                         JUNE 30          DECEMBER
                                                                           1995             1994
                                                                         -------          --------
                                                                           (thousands of dollars)
                                                                                             <
            Investment securities held to maturity:

            U.S. Treasury  and other U.S.
              government agencies                                         $                  $
            Mortgage-backed securities
            Obligations of states and political
            subdivisions                                                    11,328               13,605
            Other                                                                                  (408)
                                                                         ---------            ---------
            Investment securities held to maturity                        $ 11,328             $ 14,013

            Investment securities available for sale:

            U.S. Treasury  and other U.S. government
              agencies                                                    $  8,513             $  8,187
              Mortgage-backed securities                                    43,031               41,139
              Obligations of states and political
              subdivisions                                                   7,104                6,742
            Other                                                            1,739                2,965
                                                                          --------             --------
            Investment securities available for sale                      $ 60,387             $ 59,033
                                                                          ========             ========




 3.         At June 30, 1995 and December 31, 1994, loans were as follows:



                                                                             June 30            December 31
                                                                               1995                 1994
                                                                           ---------          ---------------
                                                                               (thousands of dollars)
            Commercial, industrial and agricultural                        $ 128,370             $ 109,133
            Real estate - construction                                         5,631                 5,881
            Real estate - mortgage                                            58,897                61,818
            Installment                                                       13,181                16,639
            Less:  Deferred loan origination fees,
              net of costs                                                      (806)                 (798)
                                                                            --------              --------
                                                                             205,273               192,673

            Less allowance for loan losses                                    (2,684)               (2,534)
                                                                            --------              --------
              Net loans                                                    $ 202,589             $ 190,139


 4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING
            FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at June 30, 1995 and December 31, 1994 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.


 5. In February 1994, the Company entered into a definitive agreement to merge with KCB which was completed on August 31, 1994. In conjunction with the merger, the Company issued 15.69 shares of its common stock for each share of KCB common stock. The acquisition is accounted for as a pooling of interests.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. (the "Company") at June 30, 1995, and the results of operations for the three and six months ended June 30, 1995 and June 30, 1994. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

The company completed its acquisition of Kewaunee County Banc-Shares, Inc. ("KCB"), the holding company for Baylake Bank - Kewaunee ("BBK") on August 31, 1994. The company acquired all of the outstanding shares of KCB in exchange for 574,756 shares of the Company's common stock. The acquisition was structured as a merger of KCB with a newly-formed subsidiary of the Company and accounted for using the pooling-of-interests method of accounting; therefore the financial data presented reflects the combined data of the Company and KCB.

RESULTS OF OPERATIONS

For the three months ended June 30, 1995, net income decreased $81,000, or 6.9%, to $1,085,000 from $1,166,000 for the second quarter of 1994. The annualized return on average assets and return on average equity for the three months ended June 30, 1995, were 1.49% and 12.64% respectively, compared to 1.67% and 14.36%, respectively, for the same period a year ago.

For the six months ended June 30, 1995, net income was $2.16 million, a decrease of 7.12% from the $2.33 million earned during the first six months of 1994. The annualized return on average assets and return on average equity for the period ended June 30, 1995 were 1.51% and 12.95%, respectively, compared to 1.67% and 14.48%, respectively for the same period a year ago.

The decrease in net income for both periods is primarily due to increased personnel costs and a reduction in other income offset by increased net interest income.

NET INTEREST INCOME

Net interest income for the three months ended June 30, 1995 increased $24,000, or .72%, to $3.37 million from $3.34 million for the same period a year ago. Total interest income for the second quarter of 1995 increased $796,000, or 15.4%, to $5.96 million from $5.16 million for the second quarter of 1994, while interest expense increased $772,000, or 42.5%, to $2.59 million from $1.82 million in the second quarter of 1994. These changes were primarily the result of a favorable increase in the average volume of earning assets. Net interest income for the six months ended

June 30, 1995 increased $194,000, or 2.94%, to $6.81 million from $6.62 million in the first six months of 1994. Total interest income for the first six months increased $1.55 million, or 15.21%, to $11.76 million from $10.21 million in the first six months of 1994, while interest expense increased $1.36 million, or 34.39%, to $4.95 million from $3.59 million for the same period in 1994. These changes were primarily the result of a favorable increase in the average volume of earning assets, offset primarily by a decline in the net interest margin.

For the three months ended June 30, 1995, average earning assets increased $11.07 million, or 4.24%, when compared to the same period last year. The Company registered and increase in average loans of $10.97 million, or 5.77%, for the second quarter of 1995 compared to the same period last year.

For six months ended June 30, 1995, average earning assets increased by $6.62 million, or 2.50%, when compared to the same period last year. Loans have continued to grow as the Company registered and increase in average loans of $11.96 million, or 6.40%, for the first six months of 1995 compared to the same period in 1994. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 1995 decreased from 5.42% to 5.19% compared to a year ago. The average yield on interest earning assets amounted to 9.00% for the second quarter of 1995, representing an increase of 80 basis points from the same period last year. Total loan yields increased 111 basis points, while total investment yields declined 43 basis points as higher yielding securities matured and were replaced with securities having lower market rates of return. The Company's average cost on interest-bearing liabilities increased 107 basis points during the second quarter of 1995, while short-term borrowing costs increased 301 basis points from a year ago. The above factors resulted in the decrease of the Company's overall interest margin for the second quarter.

Net interest margin (on a federal tax-equivalent basis) for the first six months of 1995 declined to 5.30% from 5.35% for the same period a year ago.
The average yield on interest-earning assets amounted to 8.98% for the first six months of 1995, representing a increase of 90 basis points from the same period las year. Total loan yields increased 119 basis points while investment securities declined 2 basis points. The Company's average cost on interest-bearing liabilities increased 110 basis points to 4.26% for the first six months of 1995, while short-term borrowing costs increased 310 basis points comparing the two periods. The above factors contributed to a decline in the Company's overall interest margin decline for the first six months ended June 30, 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 1995 increased $16,000, or 25.81%, to $78,000 from $62,000 for the second quarter a year ago. For the six months ended June 30, 1995, the provision for loan losses increased $25,000, or 19.23%, to $155,000 from $130,000 for the same period last year. These increases have resulted primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the healthy condition of the Company's loan portfolio. Based on current conditions, management intends to maintain the loan loss reserve at a level above 1.25% of average total loans, subject to continuing review.

NON-INTEREST INCOME

Total non-interest income declined $145,000, or 18.64%, to $633,000 from $778,000 for the second quarter a year ago. For the first six months of 1995, other income has declined $188,000, or 14.25%, to $1.13 million from $1.32 million for the same period last year. These decreases have occurred as a result of reduced service fee income, reduced security activity and a reduction in other income.

Service fee income decreased primarily as a result of reduced insurance commissions of $53,000 due to the discontinued operations of BBK's insurance subsidiary which was sold in mid 1994. In addition, a gain of approximately $185,000 was recognized in the second quarter of 1994 on the sale of Baylake Bank - Kewaunee's insurance subsidiary and reflected in other income. A small loss in securities activity has resulted in 1995 compared to a gain of $41,000 in 1994 which additionally has affected comparisons between the two periods. During the second quarter of 1995, a sale of the student loan portfolio provided approximately $95,000 in gains on sale of that portfolio. For the six months ended June 30, 1995, Baylake Bank's data service subsidiary, United Financial Services, Inc. showed income of $34,000.

NON-INTEREST EXPENSE

Non-interest expense declined $21,000, or .89%, for the three months ended June 30, 1995 compared to the same period in 1994. Salaries and employee benefits showed an increase of $33,000, or 2.71%, due in part to additional employee expense resulting from the February startup of the Company's Green Bay operation. Increased benefit costs stemming from increased 401-K contributions and normal salary increases accounted for the remaining increase. Data processing costs have shown an increase of $69,000, or 62.7%, due to various conversion costs and on line teller system enhancements. Other operating expenses show a reduction of $162,000, or 26.21%, as compared to a similar period a year ago as in 1994 as various non-recurring costs arising from the name change to Baylake Bank and various merger expenses were realized in 1994. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.35% for the three months ended June 30, 1995 compared to 2.28% for the same period in 1994.

Non-interest expense increased $174,000, or 3.89%, for the six months ended June 30, 1995, compared to the same period in 1994. Salaries and employee benefits showed an increase of $143,000, or 5.90%, due to increased benefit costs and additional personnel expense as a result of the Green Bay operations. Computer costs for the six month period were up $65,000, or 29.82%, for the same reason listed previously. Other operating expense shows a decline of $117,000, or 11.54%, primarily due to non-recurring costs that were expensed in 1994 regarding the name change and merger related expenses. The overhead ratio for the six months ended June 30, 1995 was 2.45% compared to 2.26% for the same period in 1994.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended June 30, 1995 decreased $35,000, or 6.60%, to $495,000 from $530,000 for the same period a year ago. The Company's provision for income taxes for the six months ended June 30, 1995 decreased $27,000, or 2.70%, to $974,000 from $1.0 million for the same period a year ago. The decrease in income tax provision was due to decreased taxable income.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At June 30, 1995, total loans increased $12.60 million, or 6.5%, to $205.3 million from $192.7 million at December 31, 1994. The change in loan mix in the Company's portfolio resulted primarily as a result of commercial loans increasing to $128.4 million at June 30, 1995 compared to $109.1 million at December 31, 1994, offset by a decline in real estate mortgage loans from $58.9 million at June 30, 1995 compared to $61.8 million at December 31, 1994 and consumer loans from $13.2 million at June 30, 1995 compared to $16.6 million at December 31, 1994. The decrease in consumer loans is primarily due to a sale of the Company's student loan portfolio resulting in a reduction of $3.6 million in loans in the second quarter of 1995.

NON-PERFORMING ASSETS

At June 30, 1995, non-performing assets were at $1.44 million compared to $1.66 million at December 31, 1994. Non-performing loans at June 30, 1995 were .70% of total loans compared with .80% at December 31, 1994. There existed other real estate owned of $214,000 at June 30, 1995 as compared with $123,000 at December 31, 1994. In addition, during the second quarter of 1995 Karsten Resources, Inc., a subsidiary of Baylake Bank - Kewaunee was formed for the expressed purpose of holding the assets of a former commercial customer. The intent is to actively market the property (hotel/restaurant in nature) for sale and operate the business in the short term. The carrying amount of the investment at June 30, 1995 was $608,000. The ratio of non-performing assets to total loans at June 30, 1995 was 1.10% compared to .86% at December 31, 1994, primarily as a result of the investment in Karsten Resources, Inc.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At June 30, 1995, the allowance for loan losses increased $149,000 from year end 1994 to $2.68 million. At June 30, 1995 and December 31, 1994, the allowance for loan losses as a percentage of total loans were at 1.31% and 1.32% respectively. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans remains comparable. The allowance is at a level currently believed acceptable by management.

INVESTMENT PORTFOLIO

At June 30, 1995, the investment portfolio declined $1.33 million, or 1.82%, to $71.7 million from $73.0 million at December 31, 1994. At June 30, 1995, the investment portfolio represented 24.0% of total assets compared with 25.4% at December 31, 1994. The slight decline in total investments occurred as proceeds from matured investment securities were used to fund loan demand.

DEPOSITS

Total deposits at June 30, 1995 increased $10.4 million, or 4.2%, to $257.6 million from $247.1 million at December 31, 1994. Non-interest bearing deposits at June 30, 1995 increased $730,000, or 2.2%, to $34.2 million from $33.5 million at December 31, 1994. Interest bearing deposits at June 30, 1995 increased $9.7 million, or 4.5%, to $223.3 million from $213.6 million at December 31, 1994. Time deposits show a larger than normal increase with $15.5 million in growth since year end 1994 as municipal deposits have shifted into higher interest paying time deposit accounts. In addition, entry into the Green Bay market has provided an additional source of deposit base as compared to year end 1994.

SHORT-TERM BORROWINGS

Total short-term borrowings at June 30, 1995 decreased $1.7 million, or 40.5%, to $2.5 million from $4.1 million at December 31, 1994. An increase in the deposit base has allowed the Company to reduce their short-term borrowings and still meet the loan demands of its customers. Typically, the seasonality of the customer base influences the Company's balance sheet as decreased deposits and increased loan demands are historically recurring for the Company in the late spring and early summer seasons.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cash Flows for the three months ended June 30, 1995, cash and cash equivalents decreased $594,000 during the period to $9.92 million at June 30, 1995. The decrease primarily reflected $2.49 million in net cash provided by operating activities offset by $10.24 million in net cash used in investing activities, and $7.16 million provided by financing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net decrease in investments offset by a net increase in loans plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from a net increase in deposits and decrease in borrowed funds offset by dividends paid. As is typical of the seasonality that exists in the tourism market serviced, customers tend to prepare for summer business through increasing loans and drawing down deposits during the early part of the year, increasing deposits at the end of summer.

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

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitivity gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of June 30, 1995, rate sensitive liabilities exceeded rate sensitive assets by $28.62 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 79.95%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $859,000 or a ratio of rate sensitive assets to rate sensitive liabilities of 94.99%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 84.10%, which was slightly less than the range of plus or minus 15% deemed acceptable by management.

Management continually reviews it interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order the provided earnings stability in the event of significant interest rate changes.

                     ASSET AND LIABILITY REPRICING SCHEDULE
                              AS OF JUNE 30, 1995



                                                   Within      Four to      Seven to    One Year      Over
                                                   Three         Six         Twelve      to Five      Five
                                                   Months       Months       Months       Years       Years         Total
                                                   ------       ------       ------       -----       -----         -----
 (In Thousands)
 Earning Assets:
   Investments Securities                          $  2,220     $  1,719     $  2,201    $ 13,488     $ 52,087      $ 71,715

   Loans and Leases:

      Variable Rate                                  96,829        1,260                       73                     98,162
      Fixed Rate                                     15,071       13,315       29,534      47,169          582       105,671
                                                   --------     --------     --------    --------     --------      --------

 Total Loans and Leases                            $111,900     $ 14,575     $ 29,534    $ 47,242     $    582      $203,833
                                                   --------     --------     --------    --------     --------      --------

 Total Earning Assets                              $114,120     $ 16,294     $ 31,735    $ 60,730     $ 52,669      $275,548
                                                   ========     ========     ========    ========     ========      ========



 Interest Bearing Liabilities:
   NOW Accounts                                    $ 31,947     $           $             $           $             $ 31,947

   Saving Deposits                                   84,082                                                           84,082
   Time Deposits                                     24,715       17,153       32,872      32,504           54       107,298

   Borrowed Funds                                     1,992                        53         211          211         2,467
                                                   --------      -------      -------     -------     --------      --------

 Total Interest Bearing Liabilities                $142,736      $17,153     $ 32,925     $35,715     $    265      $225,794
                                                   ========      =======     ========     =======     ========      ========


 Interest Sensitivity GAP                         $(28,616)     $  (859)     $(1,190)     $28,015     $ 52,404      $ 49,754
   (within periods)

 Cumulative Interest Sensitivity GAP               (28,616)     (29,475)     (30,665)     (2,650)     $ 49,754

 Ratio of Cumulative Interest                       -10.39%      -10.70%      -11.13%      -0.96%        18.06
   Sensitivity GAP to Rate
   Sensitive Assets


 Ratio of Rate Sensitive Assets to Rate              79.95%       94.99%       96.39%     185.63%          ---
   Sensitive Liabilities


 Cumulative Ratio of Rate Sensitive                  79.95%       81.57%       84.10%      98.82%      122.04%
   Assets to Rate Sensitive
   Liabilities


CAPITAL RESOURCES

At June 30, 1995, stockholders equity increased $2.98 million, or 9.24%, to
35.2 million from $32.2 million at December 31, 1994. An increase of $2.11 million in capital resulting from the implementation of FAS 115 accounted for part of this increase, while the remaining increase resulted from net income less dividends paid. At June 30, 1995, the Company's risk-based Tier 1 Capital Ratio was 16.78%, the total risk based capital ratio was 18.03% and the leverage ratio was 12.21%. Both the Company, Baylake Bank and Baylake Bank-Kewaunee continue to exceed all applicable regulatory capital requirements.

                          PART II - OTHER INFORMATION


Item 5.   Other Information

         Baylake Bank has expanded into the Northern Brown County region with a mobile unit facility located in Green Bay commencing operations on February 20, 1995. Various retail services in addition to consumer and commercial loan services are being offered at this temporary facility. A permanent facility is planned for fall of 1995 and is expected to offer a full range of products and services. The construction phase of this project began in the second quarter of this year. Construction costs for the facility are estimated to be $1.2 million with total costs for building and equipment estimated to be $2.0 million.



Item 6.  8-K

         (a)  Exhibits

              None

         (b) Reports on Form 8-K filed for three months ended June 30, 1995

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BAYLAKE CORP.
                                        ---------------------------
                                            (Registrant)


Date:    August 10, 1995                Thomas L. Herlache
      -------------------               ---------------------------
                                        Thomas L. Herlache
                                        President (CEO)


Date:    August 10, 1995                Steven D. Jennerjohn
      -------------------               ---------------------------
                                        Steven D. Jennerjohn
                                        Treasurer (CFO)