Form 10-Q
period 1995-09-30
BAYLAKE CORP
filed 1995-11-15
CIK 275119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED       SEPTEMBER 30,   1995

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                -------------      -------------

Commission file number          0-8679
                          --------------------------------------

                             BAYLAKE CORP.
----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          Wisconsin                            39-1268055
----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

217 North Fourth Ave.,  Sturgeon Bay,   WI            54235
----------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                            (414)-743-5551
----------------------------------------------------------------
          (Registrant's telephone number, including area code)

                                 None
----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    ------       ------

               Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 9, 1995.

                             $5.00 Par Value Common
                                2,452,937 shares

                              PAGE 1 of 19 PAGES

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX





PART I - FINANCIAL INFORMATION                      PAGE NUMBER

Item 1.

Consolidated Condensed Balance Sheets                    3
  as of September 30, 1995 and December 31, 1994

Consolidated Condensed Statement of Income               4
  Three months and nine months ended September 30, 1995 and 1994

Consolidated Statement of Cash Flows                   5 - 6
  Nine months ended September 30, 1995 and 1994

Note to Consolidated Condensed Financial Statements    7 - 8

Item 2.

Managements Discussion and Analysis of Financial       9 - 17
  Condition and Results of Operations



PART II.  OTHER INFORMATION                              18

Signatures                                               19

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                           (In thousands of dollars)



                                                                          SEPT  30         DECEMBER 31
                               ASSETS                                       1995              1994
                               ------                                     --------         -----------
Cash and due from Banks                                                   $  9 407          $ 10 516

Investment securities available for
  sale (at market)                                                          60 830            59 033

Investment securities held to maturity (market value
  $13,444 ON 9/30/95; $14,237 ON 12/31/94)                                  12 902            14 013


Federal funds sold                                                           8 876


Loans                                                                      204 939           192 673

  Less:  Allowance for loan losses                                          (2 760)           (2 534)
                                                                          ---------         ---------

Loans, net of allowance for loan losses                                    202 179           190 139

Bank premises and equipment                                                  7 213             5 930

Accrued interest receivable                                                  2 307             1 995

Prepaid income taxes                                                           318               237

Deferred income taxes                                                          904             2 125

Other assets                                                                 3 782             3 119
                                                                          --------          --------

     TOTAL ASSETS                                                         $308 718          $287 107
                                                                          ========          ========


                            LIABILITIES
                            -----------

Domestic Deposits
  Non-interest bearing deposits                                           $ 36 755          $ 33 506
  Interest bearing deposits
    Now                                                                     34 199            34 369
    Savings                                                                 85 795            87 467
    Time, $100,000 and over                                                 11 801             4 900
    Other time                                                              98 624            86 875
                                                                          --------          --------

  Interest bearing deposits                                               $230 419          $213 611
                                                                          --------          --------

Total deposits                                                            $267 174          $247 117


Short term borrowings                                                        1 663             4 149

Accrued expenses and other liabilities                                       3 878             3 062

Dividends payable                                                                                540
                                                                          --------          --------

     TOTAL LIABILITIES                                                    $272 715          $254 868
                                                                          --------          --------


                        STOCKHOLDERS EQUITY
                        -------------------

Common Stock $5.00 par value - authorized
  10,000,000 shares; issued 2,454,881 shares
  on 9/30/95 and 2,454,081 on 12/31/94;
  outstanding 2,452,937 shares on 9/30/95
  and 2,452,137 on 12/31/94                                               $ 12 274          $ 12 270

Additional paid-in capital                                                   5 948             5 941

Reserve for market adjustment of
  securities                                                                    17            (1 995)

Retained earnings                                                           17 813            16 072

Treasury Stock                                                                 (49)              (49)
                                                                          --------          --------

     TOTAL STOCKHOLDERS EQUITY                                              36 003            32 239
                                                                          --------          --------


     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                            $308 718          $287 107
                                                                          ========          ========


See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)



                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPT 30                        SEPT 30


                                                       1995           1994              1995             1994
                                                     ---------      ---------        ---------        ---------
 Interest Income

   Interest and fees on loans                          $  4 991      $  4 464            $ 14 491       $ 12 536

   Interest on investment securities
     Taxable                                                840           767               2 459          2 325
     Exempt from federal income tax                         317           359                 930          1 121
   Other interest income                                    113           111                 145            176
                                                       --------      --------            --------       --------

     Total Interest Income                                6 261         5 701              18 025         16 158

 Interest Expense

   Interest on deposits                                   2 565         1 897               7 277          5 326
   Interest on short term borrowings                         32            27                  271            190
                                                       --------      --------             --------       --------

     Total Interest Expense                               2 597         1 924               7 548          5 516
                                                       --------      --------            --------       --------
 Net Interest Income                                      3 664         3 777              10 477         10 642

 Provision for loan losses                                   78            67                 233            197
                                                       --------      --------            --------       --------
   Net interest income after
   provision for loan losses                              3 586         3 710              10 244         10 445
                                                       --------      --------            --------       --------

 Other Income

   Fees for fudiciary activities                            112            81                 275            245
   Fees from loan servicing                                  98           105                 326            363
   Fees for other services to customers                     311           145                 892            539
   Securities gains (losses)                                              (66)                 (6)           (25)
   Other income                                              35            67                 200            283
                                                       --------      --------            --------       --------

     Total Other Income                                     556           332               1 687          1 405
                                                       --------      --------            --------       --------

 Other Expenses

   Salaries and employee benefits                         1 466         1 758               4 034          4 182
   Occupancy expense                                        153           165                 436            434
   Equipment expense                                        158           141                 467            404
   Data processing and courier                               65           107                 348            325
   FDIC insurance expense                                   (15)          152                 266            430
   Operation of other real estate                            (2)           21                  28             31
   Other operating expense                                  614           596               1 511          1 610
                                                       --------      --------            --------       --------

     Total Other Expenses                                 2 439         2 940               7 090          7 416
                                                       --------      --------            --------       --------

 Income before income taxes                               1 703         1 102               4 841          4 434
                                                       --------      --------            --------       --------
 Income tax expense (benefit)                               507           234               1 481          1 236
                                                       --------      --------            --------       --------

 Net Income                                            $  1 196      $    868            $  3 360       $  3 198
                                                       ========      ========            ========       ========


 Net Income per share (1)                                $0.49          $0.35               $1.37          $1.31

 Cash dividends per share                                $0.22          $0.20               $0.66          $0.55


(1) Based on 2,452,937 shares average outstanding in 1995 and 2,446,625 in 1994.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)





                                                                                    NINE MONTHS  ENDED  SEPT  30
                                                                                   ----------------------------
                                                                                     1995                 1994
                                                                                   --------             --------
                                                                                    (thousands of dollars)
Cash flows from operating activities:
  Interest received from:
    Loans                                                                          $  14 313              $ 12 043
    Investments                                                                        3 499                 3 891
  Fees and service charges                                                             1 600                 1 691
  Interest paid to depositors                                                         (6 512)               (4 824)
  Interest paid to others                                                               (240)                 (190)
  Cash paid to suppliers and employees                                                (6 514)               (6 692)
  Income taxes paid                                                                   (1 564)               (1 765)
                                                                                   ----------            ----------
    Net cash provided by operating activities                                          4 582                 4 154


Cash flows from investing activities:
  Proceeds from sales of investment securities                                           993                 9 737
  Principal payments received on investments                                           9 971                16 876
  Purchase of investments                                                            (17 353)              (24 873)
  Investment in service center                                                          (196)
  Proceeds from disposition of subsidiary                                                                      148
  Proceeds from sale of other real estate owned                                          264                   130
  Loans made to customers in excess of principal collected                           (13 128)               (9 383)
  Capital expenditures                                                                (1 665)                 (820)
                                                                                   ----------            ----------
    Net cash (used) provided in investing activities                                 (21 114)               (8 185)

Cash flows from financing activities:

  Net increase (decrease) in demand deposits, NOW accounts                             1 406                 5 609
     and savings accounts
  Net increase (decrease) in advances from borrowers                                  (2 486)                  (14)
  Net increase (decrease) in time deposits                                            18 650                (2 554)
  Proceeds from issuance of common stock                                                  11                   435
  Treasury stock acquired                                                                                       (5)
  Dividends paid                                                                      (2 158)               (1 623)
                                                                                   ----------            ----------

    Net cash used by financing activities                                             15 423                 1 848
                                                                                   ----------            ----------

Net increase (decrease) in cash and cash equivalents                                  (1 109)               (2 183)

Cash and cash equivalents, beginning                                                  10 516                10 288
                                                                                    ---------             ---------
Cash and cash equivalents, ending                                                   $  9 407              $  8 105


                                                                                      1995                  1994
                                                                                    --------              --------
                                                                                        (thousands of dollars)
Reconciliation of net income to net cash provided by
  operating activities:

Net Income                                                                          $  3 360              $  3 198

Adjustment to reconcile net income to net cash provided
  by operating activities:
Depreciation                                                                             381                   370
Provision for loan losses and real estate owned                                          233                   197
Amortization of premium on investments                                                   196                   222
Accretion of discount on investments                                                    (139)                  (96)
Cash surrender value increase                                                            (21)                  (60)
(Gain) loss from disposal of other real estate owned                                      (1)                  (13)
(Gain) loss on sale of investment securities                                               6                    25
Equity in income of service center                                                       (53)                  (19)
Amortization of book of business                                                                                10
Goodwill writedown                                                                         4                     4
Deferred compensation                                                                     59                   576

Changes in assets and liabilities:

  Interest receivable                                                                   (312)                  (58)
  Prepaids and other assets                                                              147                  (105)
  Unearned income                                                                         26                    61
  Interest payable                                                                       795                   502
  Taxes payable                                                                          (83)                 (351)
  Deferred Taxes                                                                                              (178)
  Other liabilities                                                                      (16)                 (131)
                                                                                    ---------             ---------
Total adjustments                                                                      1 222                   956
                                                                                    ---------             ---------



Net cash provided by operating activities                                            $ 4 582              $  4 154
                                                                                    =========             =========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995




1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1994
           annual  report  on Form  10-K.     The  financial  data presented
           includes the combination of financial data from Baylake Bank and Baylake Bank - Kewaunee, formerly known as State Bank of Kewaunee, the principal subsidiary of Kewaunee County Banc-Shares, Inc. ("KCB"). KCB was acquired by the Company in a merger, which has been accounted for as a pooling of interests. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of September 30, 1995 and December 31, 1994. The results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of results to be expected for the entire year.



2. The book value of investment securities, by type, held by the Company are as follows:



                                                                        SEPT 30          DECEMBER
                                                                          1995             1994
                                                                        -------          --------
                                                                          (thousands of dollars)
           Investment securities held to maturity:

           U.S. Treasury  and other U.S.
             government agencies                                         $                   $
           Mortgage-backed securities
           Obligations of states and political
             subdivisions                                                  12 484               13 605
           Other                                                              418                  408
                                                                         --------             --------


           Investment securities held to maturity                        $ 12 902             $ 14 013

           Investment securities available for sale:

           U.S. Treasury  and other U.S. government
             agencies                                                    $  9 528             $  8 187
           Mortgage-backed securities                                      42 643               41 139
           Obligations of states and political
             subdivisions                                                   7 243                6 742
           Other                                                            1 416                2 965
                                                                         --------             --------

           Investment securities available for sale                      $ 60 830             $ 59 033
                                                                         ========             ========




3.         At September 30, 1995 and December 31, 1994, loans were as follows:



                                                                           Sept. 30            December 31
                                                                              1995                 1994
                                                                           ---------           -----------
                                                                              (thousands of dollars)
           Commercial, industrial and agricultural                        $ 127 224             $ 109 133
           Real estate - construction                                         4 807                 5 881
           Real estate - mortgage                                            61 156                61 818
           Installment                                                       12 578                16 639
           Less:  Deferred loan origination fees,
            net of costs                                                       (826)                 (798)
                                                                           --------              --------
                                                                            204 939               192 673

           Less allowance for loan losses                                    (2 760)               (2 534)
                                                                           --------              --------
             Net loans                                                    $ 202 179             $ 190 139


4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at September 30, 1995 and December 31, 1994 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. (the "Company") at September 30, 1995, and the results of operations for the three and nine months ended September 30, 1995 and September 30, 1994. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 1995, net income increased $328,000, or 37.79%, to $1,196,000 from $868,000 for the third quarter of 1994. The annualized return on average assets and return on average equity for the three months ended September 30, 1995, were 1.55% and 13.40% respectively, compared to 1.19% and 10.17%, respectively, for the same period a year ago.

For the nine months ended September 30, 1995, net income was $3.36 million, an increase of 5.07% from the $3.20 million earned during the first nine months of 1994. The annualized return on average assets and return on average equity for the period ended September 30, 1995 were 1.52% and 13.10%, respectively, compared to 1.50% and 13.00%, respectively for the same period a year ago.

The increase in net income for both periods is primarily due to decreased other expenses and an increase in other income offset by decreased net interest income.

NET INTEREST INCOME

Net interest income for the three months ended September 30, 1995 decreased $113,000, or 3.0%, to $3.66 million from $3.78 million for the same period a year ago. Total interest income for the third quarter of 1995 increased $560,000, or 9.82%, to $6.26 million from $5.70 million for the third quarter of 1994, while interest expense increased $673,000 or 34.98%, to $2.60 million in the third quarter of 1995 from $1.92 million in the third quarter of 1994. These changes were primarily the result of a favorable increase in the average volume of earning assets offset by an increased rate environment contributing to a decrease in net interest margin for the third quarter of 1995. Net interest income for the nine months ended September 30, 1995 decreased $165,000, or 1.55%, to $10.48 million from $10.64 million for the first nine months of 1994. Total interest income for the first nine months increased $1.87 million, or 11.55%, to $18.03 million from $16.16 million for the first nine months of 1994, while interest expense increased $2.03 million, or 36.83%, to $7.55 million from $5.52 million for the same period in 1994. These charges were primarily the result of a favorable increase in the average volume of earning assets, offset primarily by a decline in the net interest margin.

For the three months ended September 30, 1995, average earning assets increased $14.61 million, or 5.38%, when compared to the same period last year. The Company registered an increase in average loans of $14.74 million, or 7.73%, for the third quarter of 1995 compared to the same period a year ago.

For nine months ended September 30, 1995, average earning assets increased by $9.31 million, or 3.49%, when compared to the same period last year. Loans have continued to grow as the Company registered an increase in average loans of $12.90 million, or 6.85%, for the first nine months of 1995 compared to the same period in 1994. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended September 30, 1995 decreased from 5.79% to 5.31% compared to a year ago. The average yield on interest earning assets amounted to 8.68% for the third quarter of 1995, representing an increase of 35 basis points from the same period last year. Total loan yields increased 110 basis points, while total investment yields increased 17 basis points. The Company's average cost on interest-bearing liabilities amounted to 4.45%, an increase of 95 basis points for the third quarter of 1995 compared to the same period in 1994. Interest-bearing deposits liabilities increased 122 basis points from 3.22% to 4.44% comparing the third quarter of 1995 to the third quarter of 1994, while short-term borrowing costs increased 213 basis points to 5.45% from 3.32% a year ago.

Net interest margin (on a federal tax-equivalent basis) for the first nine months of 1995 declined to 5.30% from 5.62% for the same period a year ago.
The average yield on interest-earning assets amounted to 8.73% for the first nine months of 1995, representing an increase of 63 basis points from the same period last year. Total loan yields increased 73 basis points while investment securities increased 14 basis points. The Company's average cost on interest-bearing liabilities increased 109 basis points to 4.47% for the first nine months of 1995, while short-term borrowing costs increased 278 basis points comparing the two periods. The above factors contributed to a decline in the Company's overall net interest margin for the first nine months ended September 30, 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 1995 increased $11,000, or 16.42%, to $78,000 from $67,000 for the third quarter a year ago. For the nine months ended September 30, 1995, the provision for loan losses increased $36,000, or 18.27%, to $233,000 from $197,000 for the same period last year. These increases have resulted primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the healthy condition of the Company's loan portfolio. Based on current conditions, management intends to maintain the loan loss reserve at a level above 1.25% of average total loans, subject to continuing review.

NON-INTEREST INCOME

Total non-interest income increased $224,000, or 67.47%, to $556,000 from $332,000 for the third quarter a year ago. For the first nine months of 1995, other income has increased $282,000, or 20.07%, to $1.69 million from $1.41 million for the same period last year. These increases have occurred as a result of increased trust income and other services to customers.

Service fee income increased primarily as a result of increased deposit fee income, increases in financial services income, and additional income from sales of insurance products from the insurance subsidiary. A small loss in securities activity has resulted in 1995 compared to a loss of $66,000 in 1994 which additionally has affected comparisons between the two periods. During the second quarter of 1995, a sale of the student loan portfolio provided approximately $95,000 in gains on sale of that portfolio. For the nine months ended Baylake Bank's data services subsidiary, United Financial Services, Inc. showed income of $53,000.

NON-INTEREST EXPENSE

Non-interest expense declined $501,000, or 17.04%, for the three months ended September 30, 1995 compared to the same period in 1994. Salaries and employee benefits showed a decrease of $292,000, or 16.61%, due in part to additional employee expense resulting from the February startup of the Company's Green Bay operation along with increased benefit costs stemming from increased 401-K contributions and normal salary increases accounting for the increases in salaries and benefits offset by a one-time charge of $492,000 taken in the third quarter of 1994 as certain deferred compensation agreements became vested as a result of the signed definitive agreement and closing of the merger with KCB. FDIC assessment expense was reduced due to refunds generated as a result of the assessment ratio declining to four cents per $100 of deposits compared to twenty three cents per $100 of deposits with the change taking place as of June 1, 1995. This amounted to a refund of approximately $153,000 in FDIC premium expense for the third quarter of 1995. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.44% for the three months ended September 30, 1995 compared to 3.29% for the same period in 1994.

Non-interest expense decreased $326,000, or 4.40%, for the nine months ended September 30, 1995, compared to the same period in 1994. Salaries and employee benefits showed a decrease of $148,000, or 3.54%, due to increased benefit costs and additional personnel expense as a result of the Green Bay operation offset by the one-time deferred compensation charge of $492,000 taken in the third quarter of 1994. Computer costs for the nine month period were up $23,000, or 7.08%, due to various conversion costs and on line teller system enhancements. Equipment costs as a result of on-line teller equipment costs were up $63,000 or 15.59%. Other operating expense shows a decline of $99,000, or 6.15%, primarily due to non-recurring costs that were expensed in 1994 regarding the name change and merger related expenses. The overhead ratio for the nine months ended September 30, 1995 was 2.45% compared to 2.83% for the same period in 1994.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended September 30, 1995 increased $273,000, or 116.66%, to $507,000 from $234,000 for the same period a year ago. The Company's provision for income taxes for the nine months ended September 30, 1995 increased $245,000, or 19.82%, to $1.48 million from $1.24 million for the same period a year ago. The increase in income tax provision was due to increased taxable income.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At September 30, 1995, total loans increased $12.27 million, or 6.37%, to $204.9 million from $192.7 million at December 31, 1994. The change in loan mix in the Company's portfolio resulted primarily as a result of commercial loans increasing to $127.2 million at September 30, 1995 compared to $109.1 million at December 31, 1994, offset by a decline in real estate mortgage loans from $61.2 million at September 30, 1995 compared to $61.8 million at December 31, 1994 and consumer loans from $12.6 million at September 30, 1995 compared to $16.6 million at December 31, 1994. The decrease in consumer loans is primarily due to a sale of the Company's student loan portfolio resulting in a reduction of $3.6 million in loans in the second quarter of 1995.

NON-PERFORMING ASSETS

At September 30, 1995, non-performing assets were at $1.32 million compared to $1.66 million at December 31, 1994. Non-performing loans at September 30, 1995 were .62% of total loans compared with

 .80% at December 31, 1994. There existed other real estate owned of $67,000 at September 30, 1995 as compared with $123,000 at December 31, 1994. In addition, during the second quarter of 1995 Karsten Resources, Inc., a subsidiary of Baylake Bank - Kewaunee was formed for the expressed purpose of holding the assets of a former commercial customer. The intent is to actively market the property (hotel/restaurant in nature) for sale and operate the business in the short term. The carrying amount of the investment at September 30, 1995 was $619,000. The ratio of non-performing assets to total loans at September 30, 1995 was .95% compared to .86% at December 31, 1994, primarily as a result of the investment in Karsten Resources, Inc.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At September 30, 1995, the allowance for loan losses increased $226,000 from year end 1994 to $2.76 million. At September 30, 1995 and December 31, 1994, the allowance for loan losses as a percentage of total loans were at 1.35% and 1.32% respectively. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans remains comparable. The allowance is at a level currently believed acceptable by management.

INVESTMENT PORTFOLIO

At September 30, 1995, the investment portfolio increased $686,000, or .94%, to $73.7 million from $73.0 million at December 31, 1994. At September 30, 1995, the investment portfolio represented 23.9% of total assets compared with 25.4% at December 31, 1994. The slight increase in total investments occurred as the FAS 115 adjustment of approximately $3.0 million increased portfolio size accompanied by decreases in the portfolio as proceeds from matured investment securities were used to fund loan demand.

DEPOSITS

Total deposits at September 30, 1995 increased $20.1 million, or 8.1%, to $267.2 million from $247.1 million at December 31, 1994. Non-interest bearing deposits at September 30, 1995 increased $3.2 million, or 9.7%, to $36.8 million from $33.5 million at December 31, 1994. Interest bearing deposits at September 30, 1995 increased $16.8 million, or 7.9%, to $230.4 million from $213.6 million at December 31, 1994. Time deposits show a larger than normal increase with $18.7 million in growth since year end 1994 as municipal deposits have shifted into higher interest paying time deposit accounts. In addition, entry into the Green Bay market has provided an additional source of deposit base as compared to year end 1994.

SHORT-TERM BORROWINGS

Total short-term borrowings at September 30, 1995 decreased $2.5 million, or 59.9%, to $1.7 million from $4.1 million at December

31, 1994. An increase in the deposit base has allowed the Company to reduce their short-term borrowings and still meet the loan demands of its customers. Typically, the seasonality of the customer base influences the Company's balance sheet as decreased deposits and increased loan demands are historically recurring for the Company in the late spring and early summer seasons.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cash Flows for the three months ended September 30, 1995, cash and cash equivalents decreased $1.11 million during the period to $9.41 million at September 30, 1995. The decrease primarily reflected $4.58 million in net cash provided by operating activities offset by $21.11 million in net cash used in investing activities, and $15.42 million provided by financing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of net increases in investments and loans plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from a net increase in deposits and decrease in borrowed funds offset by dividends paid. As is typical of the seasonality that exists in the tourism market serviced, customers tend to prepare for summer business through increasing loans and drawing down deposits during the early part of the year, increasing deposits at the end of summer.

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

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitivity gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of September 30, 1995, rate sensitive liabilities exceeded rate sensitive assets by $21.69 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 84.89%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $4.59 million or a ratio of rate sensitive assets to rate sensitive liabilities of 76.31%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 84.61%, which was slightly less than the range of plus or minus 15% deemed acceptable by management.

Management continually reviews it interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order the provided earnings stability in the event of significant interest rate changes.

                     ASSET AND LIABILITY REPRICING SCHEDULE
                            AS OF SEPTEMBER 30, 1995



                                                  Within      Four to      Seven to    One Year      Over
                                                  Three         Six         Twelve      to Five      Five
                                                  Months       Months       Months       Years       Years         Total
                                                  ------       ------       ------       -----       -----         -----
(In Thousands)
Earning Assets:
  Investments Securities                          $  3 522     $     56      $ 1 232     $16 127      $52 795      $ 73 732

  Federal funds:                                     8 876                                                            8 876

  Loans and Leases:

     Variable Rate                                  95 836                                                           95 836

     Fixed Rate                                     13 588       14 728       32 792      46 551          498       108 157
                                                  --------     --------     --------    --------     --------      --------

Total Loans and Leases                            $109 424     $ 14 728      $32 792     $46 551      $   498      $203 993
                                                  --------     --------      -------     -------      -------      --------

Total Earning Assets                              $121 822     $ 14 784      $34 024     $62 678      $53 293      $286 601
                                                  ========     ========      =======     =======      =======      ========



Interest Bearing Liabilities:
  NOW Accounts                                    $ 31 199     $             $           $            $            $ 34 199


  Saving Deposits                                   85 795                                                           85 795

  Time Deposits                                     22 330       19 320       38 779      29 919           77       110 425

  Borrowed Funds                                     1 188           53            0         211          211         1 663
                                                  --------      -------      -------     -------     --------      --------


Total Interest Bearing Liabilities                $143 512      $19 373      $38 779     $30 130      $   288      $232 082
                                                  ========      =======      =======     =======      =======      ========




Interest Sensitivity GAP                          $(21 690)     $(4 589)     $(4 755)    $32 548      $53 005      $ 54 519
  (within periods)


Cumulative Interest Sensitivity                    (21 690)     (26 279)     (31 034)      1 514      $54 519
  GAP

Ratio of Cumulative Interest                         -7.57%       -9/17%      -10.83%       0.53%       19.02%
  Sensitivity GAP to Rate
  Sensitive Assets


Ratio of Rate Sensitive Assets to Rate               84.89%       76.31%       87.74%     208.03%         ---
  Sensitive Liabilities


Cumulative Ratio of Rate Sensitive                   84.89%       83.87%       84.61%     100.65%      123.49%
  Assets to Rate Sensitive
  Liabilities


CAPITAL RESOURCES

At September 30, 1995, stockholders' equity increased $3.76 million, or 11.68%, to $36.0 million from $32.2 million at December 31, 1994. An increase of $2.01 million in capital resulting from the implementation of FAS 115 accounted for part of this increase, while the remaining increase resulted from net income less dividends paid. At September 30, 1995, the Company's risk-based Tier 1 Capital Ratio was 17.06%, the total risk based capital ratio was 18.31% and the leverage ratio was 12.20%. Both the Company, Baylake Bank and Baylake Bank - Kewaunee continue to exceed all applicable regulatory capital requirements.

                          PART II - OTHER INFORMATION


Item 5.   Other Information

          Baylake Bank has expanded into the Northern Brown County region with a mobile unit facility located in Green Bay commencing operations on February 20, 1995. Various retail services in addition to consumer and commercial loan services are being offered at this temporary facility. A permanent facility is planned for early 1996 and is expected to offer a full range of products and services. The construction phase of this project began in the second quarter of this year. Construction costs for the facility are estimated to be $1.2 million with total costs for building and equipment estimated to be $2.0 million.



Item 6.  8-K

         (a)  Exhibits

              None

         (b) Reports on Form 8-K filed for nine months ended September 30, 1995

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        BAYLAKE CORP.
                                                 -----------------------------
                                                        (Registrant)


Date:    NOVEMBER 10, 1995                             Thomas L. Herlache
      ------------------------------             ------------------------------
                                                       Thomas L. Herlache
                                                       President (CEO)


Date:    NOVEMBER 10, 1995                             Steven D. Jennerjohn
      ------------------------------             ------------------------------
                                                       Steven D. Jennerjohn
                                                       Treasurer (CFO)