Form 10-K
period 1995-12-31
BAYLAKE CORP
filed 1996-04-01
CIK 275119

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1995
                           -------------------------------------------------

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------     ---------------------

                         Commission file number 0-8679
                                                ------

                                 BAYLAKE CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Wisconsin                                                       39-1268055
- -----------------------------                                ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporated or organization)                                Identification
No.)

217 North Fourth Avenue., Sturgeon Bay,  WI                         54235
- -------------------------------------------                       ---------
(Address of principal executive offices)                          (Zip Code)

Registrant's Telephone number, including area code:             (414)-743-5551
                                                               ---------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                               ---------------

Securities registered pursuant to Section 12(g) of the Act:    Common Stock $5
                                                               ---------------
                                                                  Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 21, 1996 2,452,937 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $26.75 reported bid price on that date) held by non-affiliates (excludes a total of 525,887 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $51,548,588.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K Into Which
            Document                        Portions of Documents are Incorporated
            --------                        --------------------------------------
Proxy Statement for 1996 Annual Meeting                   Part III
           of Shareholders


ITEM 1.  BUSINESS


General

Baylake Corp., a Wisconsin corporation organized in 1976, ("Baylake" or the "Registrant"), is a registered bank holding company under the Federal Bank Holding Company Act of 1956. Registrant was organized primarily to acquire and hold the stock of Baylake Bank ("Bank"), and to enter into such other closely related business activities as may be approved from time to time. On August 31, 1994, the Registrant acquired Kewaunee County Banc-Shares, Inc. ("KCB"), a registered bank holding company, and its wholly owned subsidiary, State Bank of Kewaunee (subsequently named "Baylake Bank Kewaunee") ("BBK"). Effective January 1, 1996, Bank and BBK were merged, and are referred to herein as "Baylake Bank."

Baylake Bank

The Bank was a Wisconsin State Bank originally chartered in 1889. At December 31, 1995, the Bank had total assets of $244.6 million. BBK was a Wisconsin State Bank originally chartered in 1876. At December 31, 1995, BBK had total assets of $64.9 million. Baylake Bank is a member of the Federal Reserve System and its deposits are insured, subject to regulatory limits, by the FDIC. It provides general banking and trust department services to commercial, industrial and individual accounts in the areas of Door, Kewaunee, Brown and Manitowoc Counties, Wisconsin. Baylake Bank offers a full range of financial services, including demand deposit accounts, various savings account plans, certificates of deposit, individual retirement accounts, real estate mortgage loans, consumer and business loans, agricultural loans, safe deposit boxes, collection services, transfer agency services, a trust department, insurance agency, discount brokerage, financial planning, conference facilities and access to TYME Corporation's electronic funds transfer system. Baylake Bank maintains a number of divisions each headed by a vice president, including a Retail Division, Commercial/Loan Division and Non-Bank Division to facilitate the provision of customer services, and three supportive divisions, the Administrative Division, Accounting Division and Operations Division.

Baylake Bank has the following 100%-owned subsidiaries: Baylake Investments, Inc., Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc. and Baylake Insurance Agency, Inc., Baylake Investments, Inc. was formed to manage certain bank assets available for investment. Bank of Sturgeon Bay Building Corporation owns the main office building, conference center facilities and underlying property of the Bank. Cornerstone Financial, Inc. manages Bank of
Sturgeon Bay Building Corporation's conference center facilities.   Baylake
Insurance Agency, Inc. offers various types of insurance products to the general public as an independent agent. Baylake Bank also owns a 49.6% interest in United Financial Services, Inc. ("UFS"), a data processing services company. Unaffiliated third parties own the remaining 50.4% interest in UFS.

The revenues generated by these subsidiaries and UFS amount in aggregate to less than 5% of Baylake Bank's total income.

Baylake Bank offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. They make real estate, commercial/industrial, agricultural and consumer loans. Baylake Bank focuses its lending activities on individuals and small businesses in its market area. Lending has been exclusively within the industrial and consumer community within their market areas. The Bank's largest market area consists of Door County, Wisconsin. Sturgeon Bay is the county seat and major industrial and retail area of Door County. Baylake Bank is the largest commercial bank in Door County, having assets of $244.6 million as of December 31, 1995.
Baylake Bank operates seven branch offices (two of which are seasonal) in Door County, in addition to its main office in downtown Sturgeon Bay. Baylake Bank has also expanded into the Northeast Brown County region with two facilities planned: a mobile unit facility and a permanent facility that opened in March 1996. These facilities will offer a full range of services similar to those of Baylake Bank.

The resident population of Door County is approximately 27,250 (according to the 1990 census) with 9,100 living in the City of Sturgeon Bay. The major industries of Door County include shipbuilding, tourism, metal products manufacturing, electrical components manufacturing, and industrial oven fabrication. Most industry is centered in the Sturgeon Bay area. The rest of Door County is primarily involved in agriculture (mostly dairy farming and the production of cherries and apples), and tourism. The tourist business of Door County is seasonal, with the season beginning in early spring and continuing until late fall. The seasonal nature of the tourist business imposes increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season, although the financial needs of those involved in the delivery of tourist related services is a year around concern.

BBK's former market area, which is now part of Baylake Bank's market, consists primarily of Kewaunee County, Wisconsin and adjacent portions of Manitowoc County. Baylake Bank owns and operates four branch offices in Kewaunee County. The resident population of Kewaunee County is approximately 20,000 according to the 1990 census, with 2,750 people living in Kewaunee and 3,353 in Algoma. The Kewaunee County industrial base is diverse with over half of the business associated with food and related products, fabricated metals, and lumber and wood furniture and fixtures. Most industry is centered in the Kewaunee and Algoma area. The rest of Kewaunee County is primarily involved in agriculture (mainly dairy production). Tourism also contributes to the local economy.

Recent Developments

     Manawa Acquisition

In March 1996, Baylake entered into a definitive agreement providing for the acquisition of Four Seasons of Wis, Inc. ("Four Seasons"). Four Seasons is the sole shareholder of The Bank, in Manawa, Wisconsin. In addition to its main office in Manawa, which is approximately 35 miles west of Green Bay, The Bank maintains a branch office in King, a nearby community.

The definitive agreement provides that Baylake will acquire Four Seasons in a cash transaction, in the amount of $13.8 million, plus the amount of Four Seasons net income from January 1, 1996 prior to closing. The acquisition remains subject to regulatory approvals, an audit of Four Seasons financial statements, and other customary conditions. Assuming the conditions are timely met, the acquisition of Four Seasons is expected to be consummated in summer 1996. The acquisition would be accounted for using the purchase method of accounting.

At December 31, 1995, according to information provided by Four Seasons, on an unaudited consolidated basis, Four Seasons had approximate total assets of $59.6 million, total deposits of $49.9 million and total shareholders' equity of $9.3 million. For the fiscal year ended June 30, 1995, Four Seasons had net income of $452,000; for the six months ended December 31, 1995, Four Seasons' net income was $264,000.

     Green Bay Branches

Baylake Bank completed construction of its permanent facility in the Green Bay region and opened for business in March 1996. This facility will offer a full range of products and services. Total costs for building and equipment to date are $1.9 million. In addition, construction will occur on a second site in Green Bay. This area is currently served by a temporary facility and offers various retail services as well as consumer and commercial loan services. Subsequent to December 31, 1995, Baylake Bank has entered into a contract to construct a building for $1.1 million with completion anticipated in the late third quarter to early fourth quarter of 1996.

     Merger of Subsidiary Banks

Effective January 1, 1996, Baylake's subsidiary banks, Baylake Bank and Baylake Bank (Kewaunee), were merged under the name "Baylake Bank". The merger is intended by Baylake to generate operating efficiencies, improve customer service, assist in the coordination of management and reduce regulatory burdens.

Lending and Investments

Baylake Bank offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. They make real estate, commercial/industrial, agricultural and consumer loans. Baylake Bank focuses its lending activities on individuals and small businesses in its market area. Lending has been exclusively within the State of Wisconsin. Baylake Bank does not conduct any substantial business with foreign obligors. The markets served by Baylake Bank includes a wide variety of types of businesses; therefore, the Registrant does not believe it is unduly exposed to the problems in any particular industry group. However, any general weakness in the economy of Door and Kewaunee County areas (as a result, for example, of a decline in its manufacturing and tourism industries or otherwise) could have a material effect on the business and operations of the Registrant.

Baylake Bank's total outstanding loans as of December 31, 1995 amounted to approximately $210.2 million, consisting of 72.0% residential, commercial, agricultural and construction real estate loans, 19.2% commercial and industrial loans, 6.0% installment and 2.8% agricultural loans.

The Registrant maintains a portfolio of other investments, primarily consisting of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and obligations of states and their political subdivisions. The Registrant attempts to balance its portfolio to manage interest rate risks, maximize tax advantages and meet its liquidity needs while endeavoring to maximize investment income.

Deposits

Baylake Bank offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Baylake Banks are insured by the FDIC up to statutory limits. At December 31, 1995, Baylake Bank's total deposits amounted to $267.0 million, including interest bearing deposits of $233.1 million and non-interest bearing deposits of $33.9 million.

Other Customer Services and Products

Other services and products offered by Baylake Bank and subsidiaries include safety deposit box services, personal and corporate trust services, conference center facilities, an insurance agency and discount brokerage services offering stocks, bonds, annuities, mutual funds and other investment products.

Competition

Baylake Bank competes with other financial institutions and businesses in both attracting and retaining deposits and making loans. The Bank encounters direct competition in its Door County market area from one other commercial bank as well as from two savings and loans associations and one credit union which maintain offices in Door County. Baylake Bank encounters direct competition in its Kewaunee County market area from four other commercial banks as well as one savings and loan association and one credit union. In spite of such competition, Baylake Bank has maintained its position within the market areas, holding better than half of all commercial bank deposits in the combined market area as of December 31, 1995. Although no assurance can be given that it will continue to do so, Baylake Bank has been able to maintain its prominence in the market areas, even though certain competitors have considerably more financial and other resources than do the Registrant.

Regulation and Supervision

The banking industry is highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, dividend limitations, limitations on products and services offered, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. Financial institution regulation has been the subject of significant legislation in recent years, may be the subject of further significant legislation in the future, and is not within the control of Baylake. This regulation substantially affects the business and financial results of all financial institutions and holding companies, including Baylake and its subsidiaries. As an example, Baylake is subject to the capital and leverage guidelines of the Federal Reserve Board, which require that Baylake's capital to asset ratio meet certain minimum standards. For a discussion of the Federal Reserve Board's guidelines and the Registrant's applicable ratios, see the section entitled "Capital Resources" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

Baylake Bank is incorporated under the banking laws of Wisconsin, and its deposits are insured by the FDIC. It is therefore subject to supervision and regulation by the Wisconsin Commissioner of Banking (the "Commissioner"), the Federal Reserve Bank ("FRB") and the FDIC. As a registered bank holding company under the Bank Holding Company Act, Baylake is subject to review and regulation by the FRB (their primary regulator). Baylake is also subject to review and examination by the Commissioner under Wisconsin law.

In addition to general requirements that banks retain specified levels of capital and otherwise conduct their business in a safe and sound manner, Wisconsin law requires that dividends of Wisconsin banks declared and paid without approval of the Commissioner be paid out of current earnings or, no more than once within the immediate preceding two years, out of undivided profits in the event there have been insufficient net profits. Any other dividends require the prior written consent of the Commissioner. The Bank and BBK each is in compliance with all applicable capital requirements and may pay dividends to Baylake.

Effective September 1995, federal law permitted bank holding companies in Wisconsin to acquire banks and holding companies nationwide, and holding companies in any state to acquire banks and holding companies in Wisconsin. Prior to that date, Wisconsin law permitted Wisconsin-based financial holding companies to acquire institutions, or be acquired by other institutions, located in a nine state regional area (consisting of Wisconsin, Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri and Ohio) provided such other states had been determined by the Commissioner to have reciprocal laws permitting such acquisitions by and of Wisconsin institutions. All of these states except Missouri had such reciprocal laws. Certain additional states had permitted acquisition of banks in those states by Wisconsin-based holding companies. Wisconsin law generally permits establishment of full service bank branch offices statewide.

Statistical Information

The following statistical information is presented in accordance with the Securities and Exchange Commission's Guide 3, "Statistical Disclosure by Bank Holding Companies." Reference numbers relate to Guide 3.

        I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                    INTEREST RATES AND INTEREST DIFFERENTIAL
 A. Three-year comparison of Consolidated Average Balance Sheet (in thousands)

                                                                                1995              1994              1993
                                                                                ----              ----              ----
 Assets
   Cash and Due from Banks                                                    $  7,609          $  7,948          $  8,667

   Investment Securities:
     U. S. Treasury                                                              6,076             9,297            10,338

     U. S. Government Agencies                                                  46,865            42,026            41,766

     State and Municipal Obligations                                            18,495            21,402            26,613

     Other Securities                                                            2,376             2,285             2,155

     Market Adjustment on AFS Securities                                        (1,153)           (1,052)                0
                                                                              --------          --------          --------
       Total Investments                                                      $ 72,659          $ 73,958          $ 80,872
                                                                              --------          --------          --------

   Federal Funds Sold                                                         $  4,849          $  6,196          $  5,876
   Loans, Net of Unearned Income                                              $201,839          $187,945          $174,371

     Reserve for Loan Losses                                                    (2,669)           (2,452)           (2,366)
                                                                              --------          --------          --------

       Net Loans                                                              $199,170          $185,493          $172,005
                                                                              --------          --------          --------
   Bank Premises and Equipment                                                $  6,873          $  5,710          $  5,291

   Other Real Estate Owned                                                    $    128          $     83          $     94

   Other Assets                                                               $  7,326          $  5,163          $  4,562
                                                                              --------          --------          --------

       Total Assets                                                           $298,614          $284,551          $277,367
                                                                              ========          ========          ========


 Liabilities and Stockholders' Equity

   Demand Deposits                                                            $ 32,350          $ 30,815          $ 28,985

   NOW Account Deposits                                                         33,060            33,618            31,286

   Savings Deposits                                                             83,470            84,623            79,623

   Time Deposits                                                               106,444            93,618            95,744
                                                                              --------          --------          --------
       Total Deposits                                                         $255,324          $242,674          $235,638
                                                                              --------          --------          --------

   Short Term Borrowings                                                      $  3,131          $  2,448          $  6,692

   Customer Repurchase Agreements                                             $  1,279          $  3,525          $  2,539

   Long Term Debt                                                             $    475

   Other Liabilities                                                          $  3,834          $  2,665          $  2,696
                                                                              ========          ========          ========
       Total Liabilities                                                      $264,043          $251,312          $247,565
                                                                              --------          --------          --------

   Common Stock                                                               $ 12,272          $ 12,239          $ 12,166

   Additional paid in capital                                                    5,947             5,928             5,452

   Retained Earnings                                                            17,141            15,784            12,228

   Net Unrealized Losses on AFS Securities                                        (740)             (666)                0

   Treasury Stock                                                                  (49)              (46)              (44)
                                                                              --------          --------          --------
       Total Equity                                                           $ 34,571          $ 33,239          $ 29,802
                                                                              --------          --------          --------

       Total Liabilities and Stockholders' Equity                             $298,614          $284,551          $277,367
                                                                              ========          ========          ========

I.  B. INTEREST RATES AND INTEREST DIFFERENTIAL

The tables below show for the periods indicated the daily average amount outstanding for major categories of the interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average yields thereon (in thousands of dollars).

                                                       1995                                  1994

                                      Amount         Interest    Yield      Amount         Interest        Yield
                                      ------         --------    -----      ------         --------        -----
 Interest-earning assets:
 Loans, Net                             $201,839                    9.74%     $187,945                       8.83%
   Less: non-accruing Loans               (1,463)                               (1,565)
                                        --------                              --------
        Loans                           $200,376        $19,661     9.81%     $186,380        $16,594        8.90%
 U.S. Treasury Securities                  6,076            303     4.99%        9,297            483        5.20%
 U.S. Government Agencies                 46,865          2,895     6.18%       42,026          2,541        6.05%
 State and Municipal Obligations          18,495          1,897    10.26%       21,402          2,229       10.41%
 Other Securities                            423             25     5.91%          418             25        5.98%
 Federal Funds Sold                        4,849            282     5.82%        6,196            260        4.20%
 Other Money Market Instruments            1,953             69     3.53%        1,867             76        4.07%
                                        --------        -------    ------     --------        -------       ------
 Total Interest Earning Assets
  (net of non-accruing loans)           $279,037        $25,132     9.01%     $267,586        $22,208        8.30%
                                        ========        =======    ======     ========        =======       ======

 Interest-bearing liabilities:
 NOW Accounts                            $33,060        $   910     2.75%     $ 33,618        $   810        2.41%
 Savings Accounts                         83,470          2,978     3.57%       84,623          2,549        3.01%
 Time Deposits                           106,444          5,951     5.59%       93,618          3,981        4.25%
 Short Term Borrowings                     3,131            198     6.32%        2,448            105        4.29%
 Customer Repurchase Agreements            1,279             52     4.07%        3,525            111        3.15%
 Long Term Debt                              475             42     8.84%
                                        --------        -------    ------     --------        -------       ------
 Total Interest-bearing Liabilities     $227,859        $10,131     4.45%     $217,832        $ 7,556        3.47%
                                        ========        =======    ======     ========        =======       ======


                                                         1993

                                     Amount             Interest        Yield
                                     ------             --------        -----
 Interest-earning assets:
 Loans, Net                           $174,371                            8.59%
   Less: non-accruing Loans             (1,777)
                                      --------
        Loans                         $172,594             $14,978        8.68%
 U.S. Treasury Securities               10,338                 727        7.03%
 U.S. Government Agencies               41,766               2,654        6.35%
 State and Municipal Obligations        26,613               2,758       10.36%
 Other Securities                          363                  21        5.79%
 Federal Funds Sold                      5,876                 173        2.94%
 Other Money Market Instruments          1,792                  90        5.02%
                                      --------             -------       ------
 Total Interest Earning Assets
 (net OF non-accruing loans)          $259,342             $21,401        8.25%
                                      ========             =======       ======

 Interest-bearing liabilities:
 NOW Accounts                         $ 31,286             $   734        2.35%
 Savings Accounts                       79,623               2,352        2.95%
 Time Deposits                          95,744               4,133        4.32%
 Short Term Borrowings                   6,692                 215        3.21%
 Customer Repurchase Agreements          2,539                  73        2.88%
 Long Term Debt
                                      --------             -------       ------
 Total Interest-bearing Liabilities   $215,884             $ 7,507        3.48%
                                      ========             =======       ======

The table below shows the net interest earnings and the net yield on interest-earning assets for the periods indicated (inthousands of dollars).

                                                1995                    1994               1993
                                                ----                    ----               ----
 Total Interest Income                         $ 25,132                 $ 22,208           $ 21,401
 Total Interest Expense                          10,131                    7,556              7,507
                                               --------                 --------           --------
 Net Interest Earnings                         $ 15,001                 $ 14,652           $ 13,894
                                               ========                 ========           ========
 Net Yield on Interest-earning Assets           5.38%                     5.48%              5.36%
 (excluding non-accruing loans)


Interest on tax exempt income, (i.e., interest earned on state and municipal obligations) are figured on a federal tax-equivalent basis using a tax rate of 34%.

I. C. The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands).

                                             1995 COMPARED TO 1994                           1994 COMPARED TO 1993
                                              INCREASE (DECREASE)                              INCREASE (DECREASE)
                                                  DUE TO (1)                                       DUE TO (1)

                                                                      RATE/                                          RATE/
                                     VOLUME            RATE          VOLUME          VOLUME          RATE           VOLUME
                                     ------            ----          ------          ------          ----           ------
 Interest earned on:

 Loans                           $1,310             $1,757         $3,067         $1,212         $   404        $ 1,616

 U.S. Treasury
   Securities                      (164)               (16)          (180)           (64)           (180)          (244)

 U.S. Government
   Agencies                         296                 58            354             16            (129)          (113)

 State and Municipal
   Obligations                     (300)               (32)          (332)          (541)             12           (529)

 Other Securities                     0                  0              0              3               1              4

 Federal Funds Sold                 (67)                89             22             11              76             87

 Other Money Market
   Instruments                        3                (10)            (7)             3             (17)           (14)
                                 ------            -------        -------         ------         --------       --------
 Total Interest
   Earning Assets                $1,078             $1,846         $2,924         $  640         $   167        $   807
                                =======            =======        =======        =======         ========       ========


 Interest paid on:

 NOW Accounts                    $  (14)            $  114         $  100         $   55         $    21        $    76

 Savings Accounts                   (38)               467            429            149              48            197

 Time Deposits                      631              1,339          1,970            (91)            (61)          (152)

 Short Term
   Borrowings                        36                 57             93           (159)             49           (110)

 Customer Repurchase
   Agreements                       (81)                22            (59)            30               8             38

 Long Term Debt                      21                 21             42
                                -------            -------        -------        --------        -------        --------

 Total Interest-
   Bearing
   Liabilities                   $  555             $2,020         $2,575         $  (16)        $    65        $    49
                                =======            =======        =======        ========        =======        ========


(1) When a change in interest is due both to rate changes and volume this analysis has been made on a fifty-fifty basis.

II.  INVESTMENT PORTFOLIO

A. The carrying value of investment securities for those held to maturity (at amortized cost) and available for sale (fair market value) as of December 31, 1995, 1994 and 1993 are summarized as follows (in thousand of dollars)

                                                               1995               1994                1993
                                                             --------           --------            --------
 Available for Sale
 ------------------
 U.S. Treasury and Other U.S. government                     $ 11,321           $  8,187             $ 9,195
 agencies

 Mortgage-backed securities                                    38,430             41,139              38,148

 Obligations of states and political                           13,322              6,742               8,828
 subdivisions
 Other                                                            893              2,965               1,924
                                                              -------           --------            --------

                                                              $63,966            $59,033             $58,095
 Held to Maturity
 ----------------

 Obligations of states and                                   $ 11,237           $ 13,605            $ 16,864
  political subdivisions

 Other                                                            408                408                 408
                                                             --------           --------            --------

                                                             $ 11,645           $ 14,013            $ 17,272

 Total                                                       $ 75,611           $ 73,046            $ 75,367


The Registrant does not hold investment securities of any issuer (other than securities on the U.S. Government or its agencies) whose book value exceeds ten percent of its stockholders equity.

II. B. The following table shows the maturities of investment securities as of December 31, 1995 and weighted average yields of investment securities (in thousands). The weighted average yields by maturity range was computed by annualizing the purchase yield income on the securities within such maturity range.




                                                  One Year                 Over 1 Year              Over 5 Years
                                                  or less                Within 5 Years           Within 10 Years
                                             Amount       Yield        Amount        Yield       Amount       Yield
                                             ------       -----        ------        -----       ------       -----
 U.S. Treasury and other U.S. Government
 agencies                                    $1,000       6.12%       $10,321        5.97%       $
 Mortgage-backed securities                      72       6.58%
 Obligations of states and political
 subdivisions                                 2,407       8.45%         7,066       11.02%        8,842       7.90%
 Other                                          765       5.28%            13        8.00%
                                             ------       -----       -------        -----       ------      ------
 Total                                       $4,244       7.30%       $17,400        8.02%       $8,842       7.90%



                                                  Over 10 Years                Total
                                                Amount      Yield        Amount      Yield
                                                ------      -----        ------      -----
 U.S. Treasury and other U.S.
 Government agencies                           $                        $11,321        5.98%
 Mortgage-backed securities                     38,358      6.02%        38,430        6.02%
 Obligations of states and political
 subdivisions                                    6,244      8.52%        24,559        9.01%
 Other                                             523      5.89%         1,301        5.55%
                                               -------      -----       -------        -----
 Total                                         $45,125      6.36%       $75,611        6.98%




Weighted average yield on state and political subdivisions has been computed on a fully taxable equivalent basis using a tax rate of 34%.

III.  LOAN PORTFOLIO

A.  Types of Loans

The following table sets forth the comparison of the loan portfolio at December 31st of each of the past five years (in thousands of dollars).




                                                1995           1994              1993            1992             1991
                                                ----           ----              ----            ----             ----
 Loans secured primarily
   by real estate:

   Secured by 1 to 4 family                      $62,271         $52,873          $48,190         $43,288         $42,778
 residential properties

   Real estate-construction                        6,378           5,881            4,511           3,275           3,330

   Other real estate loans                        83,461          69,702           64,585          45,818          41,274
 Loans to farmers                                  5,771           6,103            5,586           5,306           4,469

 Commercial and Industrial
   loans                                          40,287          42,157           41,558          47,707          39,241
 Loans to individuals for
   household, family and other
   personal expenditures                          12,522          16,603           16,844          16,978          14,818

 All other loans                                     193             152              378             513           1,294
                                                --------        --------         --------        --------        --------

   Total gross loans                            $210,883        $193,471         $181,652        $162,885        $147,204
 Less:

   Unearned Income                                  (653)           (798)            (748)           (718)           (637)
                                                --------        --------         --------        --------        --------
   Net Loans                                    $210,230        $192,673         $180,904        $162,167        $146,567
                                                ========        ========         ========        ========        ========

2. As of December 31, 1995, there existed potential problem loans totaling $2,154,950 which are not now disclosed within the category "Risk Element".

The following table indicates management's assessment of potential loss at year end 1995.

                   Loans in category      Loss factor      Loan loss potential
                   -----------------      -----------      -------------------
                       $2 044 084             10%                 $  204 408

                           89 183             25%                     22 296

                           18 511             50%                      9 256

                            2 542            100%                      2 542
                       ----------            ----                 ----------
    Totals             $2 154 320                                 $  238 502



Commercial loans comprised 96.8% or $2,085,955 of the total loans categorized as problem loans. The other types of loans comprising this amount were mortgage loans totaling $42,467 or 2.0% and consumer loans totaling $25,898 or 1.2%.



3. The Bank's loan portfolio is diversified by types of borrowers and industry groups within the Door and Kewaunee market area. Significant loan concentrations are considered to exist for a financial entity when such amounts are loaned to borrowers engaged in similar activities as would cause them to be similarly impacted by economic or other conditions. At December 31, 1995, there existed the following industry group concentrations in the Registrant's loans which exceed 10% of total loans:



                     Tourism related loans:

                    Lodging Business     $27.5 million or 13.0%
                                         ----------------------
                    Total tourism loans  $27.5 million or 13.0%

III.  LOAN PORTFOLIO

B.  Maturity and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of loans outstanding (in thousands) as of December 31, 1995 which, based on remaining schedule repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to the sensitivity to change in interest rates.

                                                                                   Maturing
                                                                         ----------------------------

                                                                         After One
                                                       Within            But Within            After
                                                      One Year           Five Years          Five Years           Total
                                                     ----------          ----------          ----------         ---------
 Loans secured primarily by real estate:

   Secured by 1 to 4 family
   residential property                               $ 31,959            $ 26,356            $  3,956           $ 62,271

   Real estate - construction                            1,750               2,554               2,074              6,378
   Other real estate loans                              24,017              33,023              26,421             83,461

 Loans to farmers                                        3,003               1,809                 959              5,771
 Commercial and industrial loans                        21,295              16,458               2,534             40,287

 Loans to individuals for household family and
 other personal expenditures
                                                         6,830               5,450                 242             12,522

 All other loans                                           118                  17                  58                193
                                                      --------            --------            --------           --------
   Total                                              $ 88,972            $ 85,667            $ 36,244           $210,883
                                                      ========            ========            ========           ========

                           Interest Sensitivity
                           --------------------

                           Fixed      Variable
                           Rate         Rate
                           -----      --------
   Due after one year     $ 50,771    $ 71,140


C.  Risk Elements

1. The following table shows at December 31, the aggregate amounts of loans (in thousands) which are non-accrual, troubled with debt restructurings and accruing loans past 90 days or more as to principal or interest payments.


                                                     1995           1994            1993            1992             1991
 Non-accrual loans                                 $   846         $ 1,536        $ 1,508          $ 1,535          $ 1,616

 Troubled debt restructurings                          648             815            255              309                0

 Loans past due 90 days or more                          0              90             56              129               81
                                                   -------         -------        -------          -------          -------

   Total                                           $ 1,494         $ 2,441        $ 1,819          $ 1,973          $ 1,697
                                                   =======         =======        =======          =======          =======




If the non-accrual loans had been current throughout their terms, interest income would have been approximately $74,000; $117,000; $175,000; $189,000; and $146,000 for 1995, 1994, 1993, 1992 and 1991 respectively. Interest income which is recorded only as received, amounted to $34,000; $58,000; $101,000; $77,000; and $69,000 for 1995, 1994, 1993, 1992 and 1991 respectively for these non-accrual loans.

Loans are placed in non-accrual status when they are contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is the practice of management to place such loans on a non-accrual status immediately rather than waiting until the loans become 90 days past due. Previously accrued and uncollected interest on such loans are reversed and income is recorded only to the extent that interest payments are subsequently received on a cash basis and a determination has been made that the loan's principal is collectible. If the loan collectibility of principal is doubtful, payments received are applied to loan principal.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table summarizes the daily average loan balances at the end of each period; changes in allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and addition to the allowance which have been charged to operating expenses (in thousands).

                                                                                    December 31
                                                                                    -----------

                                                      1995             1994             1993             1992             1991

 Daily average amount of loans                         $201,839        $187,945          $174,371        $155,955          $144,877
                                                       ========        ========          ========        ========          ========

 Balance of allowance for possible
   loan losses
   at beginning of period                              $  2,534        $  2,434          $  2,253        $  1,905          $  1,632

 Loans Charged Off:
   Real estate - mortgage                                  ----            ----                12            ----               104

   Real estate - construction                              ----            ----              ----            ----              ----
   Loans to farmers                                        ----            ----              ----            ----              ----

   Commercial/Industrial Loans                              158             238                86              54               177

   Consumer Loans                                            50              32                82              42                29
   Lease financing/other loans                             ----            ----              ----            ----              ----
                                                       --------        --------          --------        --------          --------

      Total loans charged off                          $    208        $    270          $    180        $     96          $    310
                                                       ========        ========          ========        ========          ========
 Recoveries of loans previously charged
 off:

   Real estate - mortgage                                  ----            ----                 6            ----              ----

   Real estate - construction                              ----            ----              ----            ----              ----
   Loans to farmers                                        ----            ----              ----            ----              ----

   Commercial/Industrial Loans                               33              62                 5              87                82
   Consumer loans                                             8              48                46              47                38

   Lease financing/other loans                             ----            ----              ----            ----              ----
                                                       --------        --------          --------        --------          --------

      Total recoveries                                 $     41        $    110          $     57        $    134          $    120
 Net loans charged off                                 $    167        $    160          $    123        $   (38)          $    190
                                                       --------        --------          --------        --------          --------

 Additions to allowance for
   loan losses charged to
   operating expense                                   $    250        $    260          $    304        $    310          $    463
                                                       --------        --------          --------        --------          --------
 Allowance for loan losses at
   end of period                                       $  2,617        $  2,534          $  2,434        $  2,253          $  1,905
                                                       ========        ========          ========        ========          ========

 Ratio of net charge off during period to
 average loans outstanding                                  .08%            .09%              .07%          (.02%)              .13%



The factors which influence management's judgment in determining the additions to the loan valuation reserve are as follows:

 1. The ratio of loan valuation reserves to the total loans should approximate 1.30% according to Baylake management.

 2. The percentage of recoveries of loans previously charged off in relation to the ratio in (1) above.

 3.  The charged off loans to total loan loss experience.

 4. The economic stability within the market area and its impact on the loan portfolio.

B.  Allocation of Allowance for Loan Losses

For each period ended December 31, the loan valuation reserve has been allocated to the following categories in amounts deemed reasonably necessary to provide for the possibility of losses being incurred within each category. The table also sets forth the percentage of loans in each category to total loans (in thousands).



                        December 31, 1995    December 31, 1994      December 31, 1993     December 31, 1992     December 31, 1991
                        -------------------  --------------------   --------------------  --------------------  --------------------
                        Amount     Percent   Amount    Percent of   Amount    Percent of  Amount    Percent of  Amount    Percent of
                        ------               ------                 ------                ------                ------
                                   of Loans            Loans in               Loans in              Loans in              Loans in
                                   in Each             Each                   Each                  Each                  Each
                                   Category            Category               Category              Category              Category
                                   to Total            to Total               to Total              to Total              to Total
                                   Loans               Loans                  Loans                 Loans                 Loans
                                   --------            --------               --------              --------              --------
 Real estate - mortgage   $1,000       69.1%   $ 974      63.4%    $ 924        62.1%    $ 771        54.7%    $ 664         57.1%

 Real estate -
 construction                 50        3.0%      50       3.0%       50         2.5%       50         2.0%       50          2.3%
 Loans to farmers             20        2.7%      20       3.2%       20         3.1%       20         3.3%       10          3.0%

 Commercial/industrial     1,190       19.2%   1,133      21.8%    1,083        23.0%    1,074        29.6%      948         27.5%
 Consumer                    337        6.0%     337       8.6%      337         9.3%      317        10.4%      184         10.1%

 Not allocated                20                  20                  20                    20                    49
                          ------      ------  ------     ------   ------       ------   ------       ------   ------        ------

 Total                    $2,617        100%  $2,534       100%   $2,434         100%   $2,252         100%   $1,905          100%
                          ======      ======  ======       ====   ======       ======   ======       ======   ======        ======

V.  DEPOSITS

The average deposits are summarized below for the periods indicated (in thousands).

                                                                            YEAR ENDED DECEMBER 31
                                                                            ----------------------

                                                          1995                      1994                        1993
                                                          ----                      ----                        ----
                                                   BALANCE       YIELD       BALANCE        YIELD       BALANCE        YIELD
 Non-interest bearing demand
   deposits                                       $ 32,350       0.00%       $ 30,815       0.00%      $ 28,985        0.00%

 Interest bearing demand
   deposits                                         33,060       2.75%         33,618       2.41%        31,286        2.35%

 Savings deposits                                   83,470       3.57%         84,623       3.01%        79,623        2.95%

 Time deposits (Excluding time
   certificates of deposit of
   $100,000 or more)                                94,858       5.53%         86,207       4.28%        90,278        4.34%

 Time Certificates of Deposit
   of $100,000 or more                              11,586       6.11%          7,411       3.95%         5,466        3.99%
                                                  --------                   --------                  --------

 Total Deposits                                   $255,324       3.85%       $242,674       3.03%      $235,638        3.07%
                                                  ========                   ========                  ========


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31 are summarized as follows (in thousands).


                                                    1995                      1994                      1993
                                                    ----                      ----                      ----
 3 months or less                                $  2,783                  $  1,681                  $  1,165

 Over 3 months thru 6 months                        5,066                     1,270                     1,021

 6 months thru 12 months                            2,336                     1,108                     2,947

 Over 12 months                                     1,338                       841                       600
                                                 --------                  --------                  --------
   Total                                         $ 11,523                  $  4,900                  $  5,733
                                                 ========                  ========                  ========

VI.  RETURN ON EQUITY AND ASSETS

The ratio of consolidated net income to average stockholders' equity and to average total assets and other ratios are as follows:


                                                                          YEAR ENDED DECEMBER 31
                                                                          ----------------------

                                                                  1995             1994             1993
                                                                  ----             ----             ----
 Percentage of Consolidated net income
   to:

 Average total assets (return on assets)                          1.56%            1.56%            1.68%

 Average Stockholders' Equity (return
   on equity)                                                    13.43%           13.33%           15.64%

 Percent of dividends declared per
   common share to net income per common
   share (dividend pay-out ratio)                                60.32%           56.35%           30.21%

 Percent of average stockholders' equity
   to average total assets (equity to
   assets ratio)                                                 11.58%           11.68%           10.75%


VII.  Short-Term Borrowings

A. The following table shows outstanding amounts of short-term borrowings, together with the weighted average interest rates thereon, at December 31, of each of the past three years (in thousand of dollars).



                                                   1995                       1994                       1993

                                              Amount        Rate         Amount         Rate        Amount         Rate
 Federal Funds purchased                      $  774        6.09%        $1,634         6.00%       $

 Securities Sold under agreements to
 repurchase                                      754        3.74%         2,515         4.00%        3,162         2.75%
                                              ------        -----        ------         -----       ------         -----

                                              $1,528        4.93%        $4,149         4.79%       $3,162         2.75%
                                              ------        -----        ------         -----       ------         -----



B. The following table shows the maximum amounts outstanding of short term borrowings at any month-end during each reported period (in thousand of dollars).

                                                     1995                 1994                 1993
                                                     ----                 ----                 ----
 Federal funds purchased                           $ 9,519              $12,611              $18,900

 Securities sold under agreements to
 repurchase                                          1,076                4,522                3,153





C. The following table shows for the periods indicated the daily average amount outstanding for the categories of short-term borrowings, the interest paid and the weighted average rates thereon (in thousands of dollars).


                                      1995                          1994                         1993
                                      ----                          ----                         ----

                                              Average                        Average                        Average
                             Amount    Int.   Rate         Amount    Int.    Rate        Amount     Int.      Rate
                             ------    ----   -----        ------    ----    -----       ------     ----    -------
 Short-term
 borrowings:

 Federal funds
 purchased                   $3,131    $198     6.32%      $2,448    $105      4.29%     $6,692     $215     3.21%

 Securities sold
 under agreements
 to repurchase                1,279      52     4.07%       3,525     111      3.15%      2,539       73     2.88%
                             ------    ----     -----      ------    ----      -----     ------     ----     -----

 Total short-term
 borrowings                  $4,410    $250     5.67%      $5,973    $216      3.62%     $9,231     $288     3.13%


VIII.  Long Term Debt

A. The following table shows outstanding amounts of long term debt, together with the weighted average interest rates thereon, at December 31, or each of the past three years (in thousands of dollars). Long term debt consists of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime + 1/4%.

                                                   1995                       1994                       1993
                                                   ----                       ----                       ----
                                              Amount        Rate         Amount         Rate        Amount         Rate
                                              ------        ----         ------         ----        ------         ----
 Land contract payable                        $  475        8.75%
                                              ------        -----        ------         -----       ------         -----

                                              $  475        8.75%        $    0                     $    0
                                              ======        =====        ======         =====       ======         =====




B. The following table shows the maximum amounts outstanding of long term debt at any month-end during each reported period (in thousands of dollars).



                                                    1995                 1994                 1993
                                                    ----                 ----                 ----
 Land contract payable                             $ 475                $   0                $   0





C. The following table shows for the periods indicated the daily average amount outstanding for the categories of long term debt, the interest paid and the weighted average rates thereon (in thousands of dollars).



                                      1995                          1994                         1993
                                      ----                          ----                         ----
                                              Average                        Average                        Average
                             Amount    Int.   Rate         Amount    Int.    Rate        Amount     Int.      Rate
                             ------    ----   -----        ------    ----    -----       ------     ----    -------
 Long term debt:


 Land contract payable       $  475    $ 41     8.75%      $                             $
                             ------    ----   -------      ------    ----    ------      ------     ----    ------



 Total long term debt        $  475    $ 41     8.75%
                             ======    ====   =======      ======    ====    ======      ======     ====    ======

ITEM 2.  PROPERTIES

Registrant directly owns no real properties of any kind. However, Baylake Bank owns twelve branches and leases the main office building from its subsidiary, the Bank of Sturgeon Bay Building Corporation. In addition, the Bank leases a modular facility from an unrelated third party for its second facility in Green Bay; this is being replaced by a branch owned by Baylake Bank.

The main office building located in Sturgeon Bay serves as headquarters for Registrant as well as the main banking office of Bank. The main office also accommodates the expanded business of the Bank, primarily an insurance agency and financial services. The thirteen branches owned or leased by Bank are conveniently located throughout the market area served by Bank. All properties are in good condition and considered adequate for present and near term requirements.

ITEM 3.  LEGAL PROCEEDINGS

One of the subsidiaries of the Registrant is a defendant in a legal action. Management believes that the action is without merit and that the ultimate liability, if any, resulting from it will not materially affect the Registrant's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SECURITY HOLDER MATTERS

Historically, trading in shares of Baylake Common Stock has been limited. Since mid-1993, Baylake Common Stock has been listed on the OTC Bulletin Board (Trading symbol:BYLKBB), an electronic interdealer quotation system providing real-time quotations on over 4,000 eligible securities. Previously, Baylake Common Stock was listed on the NASDAQ Pink Sheets. Trading in Baylake Common Stock has been conducted principally by certain brokerage and investment firms with offices in Door County, Wisconsin which have provided price quotations, and have assisted individual holders of Baylake Common Stock who wish to sell their shares.

The following table summarizes high and low bid prices and cash dividends paid for the Baylake Common Stock for the periods indicated. Bid prices are computed from those obtained from two brokerage firms. The reported high and low prices represent interdealer bid prices, without retail mark-ups, mark-downs or commission, and may not necessarily represent actual transactions.




                                                       Cash
                                                     dividends
                                                     paid per
        Calendar period         High      Low          share
        ---------------         ----      ---        ---------
  1994      1st Quarter        $32.00    $25.50      $0.150
            2nd Quarter         33.50     29.00       0.200
            3rd Quarter         35.00     32.00       0.200
            4th Quarter         34.50     32.00       0.470

  1995      1st Quarter         34.50     30.50       0.220
            2nd Quarter         32.00     27.00       0.220
            3rd Quarter         29.25     26.50       0.220
            4th Quarter         29.00     26.25       0.480

Baylake had approximately 1,513 shareholders of record at March 21, 1996. Baylake paid a 100% stock dividend in September 1993. In addition, Baylake paid a special dividend of $.25 per share cash dividend in December 1994 and 1995.

Dividends on Baylake Common Stock have historically been paid in cash on a quarterly basis in March, June, September and January, and Baylake expects to continue this practice for the foreseeable future. The holders of Baylake Common Stock are entitled to receive such dividends when and as declared by Baylake's Board of Directors. The ability of Baylake to pay dividends is dependent upon receipt by Baylake of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state chartered banks, generally limit the payment of dividends on bank stock to the bank's undivided profits after all payments of all necessary expenses, provided that the bank's surplus equals or exceeds its capital. In determining the payment of cash dividends, the Board of Directors of Baylake considers the earnings, capital and debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, financial conditions of Baylake and the Bank, and other relevant factors.

Baylake maintains a dividend reinvestment plan which enables participating shareholders to elect to purchase shares of Baylake Common Stock in lieu of receiving cash dividends. Such shares may be newly issued securities or acquired in the market, and will be purchased on behalf of participating shareholders at their then fair market value.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                Year ended December 31
                                                                ----------------------

                                       1995             1994             1993              1992            1991
                                       ----             ----             ----              ----            ----
                                         (In thousands, except amounts per share)
 Interest Income                    $ 24,487         $ 21,445         $ 20,468          $ 21,285         $ 22,822

 Interest Expense                   $ 10,131         $  7,556         $  7,507          $  9,285         $ 11,891

 Net Interest Income                $ 14,356         $ 13,889         $ 12,961          $ 12,000         $ 10,931

 Provision for Loan Losses          $    250         $    260         $    304          $    310         $    463

 Other Income                       $  2,581         $  2,320         $  2,697          $  2,657         $  1,960

 Other Expense                      $  9,894         $  9,689         $  8,769          $  8,485         $  7,333

 Income before income taxes         $  6,793         $  6,260         $  6,585          $  5,862         $  5,095

 Net income                         $  4,644         $  4,430         $  4,662          $  4,181         $  3,259

 Earnings per share:

 Fully diluted                      $   1.89         $   1.81         $   1.92          $   1.73         $   1.36

 Dividends per share (1)                1.14             1.02              .58              1.51              .35

 Total assets  (year end)           $309,428         $287,107         $284,075          $272,079         $264,148



(1) All data, except dividends per share, have been restated to give effect to the Registrant's acquisition of Kewaunee County Banc-Shares, Inc. on August 31, 1994, in a transaction accounted for using the pooling of interest methods of accounting.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of the Baylake Corp. ("Baylake" or the "Registrant"), which may not be otherwise apparent from the consolidated financial statements included in this report. This discussion and analysis should be read in conjunction with those financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis.

On August 31, 1994, the Registrant completed the acquisition of Kewaunee County Banc-Shares, Inc. ("KCB"), the holding company for Baylake Bank-Kewaunee ("BBK"). The Registrant acquired all of the outstanding shares of KCB in exchange for 574,756 shares of the Registrant's common stock. The acquisition was structured as a merger of KCB with a newly-formed subsidiary of the Registrant and accounted for using the pooling-of-interests method of accounting; therefore, results of prior periods have been restated.

In addition, in March 1996, the Registrant signed an agreement to acquire Four Seasons of Wis, Inc. and its subsidiary in a cash transaction valued at $13.8 million. Because the transaction would be accounted for using the purchase method of accounting, it would affect future operations. The acquisition remains subject to regulatory approvals and other contingencies.

Results of Operations

The Registrant achieved solid earnings in 1995. Net income was $4.64 million, a 4.8% increase from the $4.43 million earned in 1994. Net income for 1994 showed a 5.0% decrease over 1993 earnings, primarily from one-time charges associated with the acquisition of KCB and the name changes of Baylake's subsidiary banks. Those changes reduced after-tax net income in 1994 by $529,000. On a per share basis, net income was $1.89 in 1995 compared with $1.81 in 1994, an increase of 4.4%. Earnings per share in 1994 showed a 5.7% decline over 1993 results. Those charges in 1994 reduced after-tax earnings per share by $.22.

Net interest income improved $467,000 or 3.4% over 1994 levels. From a slightly increasing rate environment in early 1995 to a slightly declining rate environment in late 1995, interest income increased 14.2% while interest expense increased 34.1%.

Other income showed an increase of $261,000 or 11.3%. The primary factor increasing other income were revenues generated from the Karsten Resources, Inc. operation.

Non-interest expense increased $205,000 or 2.1% over 1994 levels. Factors contributing to the increase were increased equipment expenses and data processing costs.

For 1995, return on average assets remained unchanged at 1.56% compared with 1.56% in 1994 and a decrease from the 1.68% recorded in 1993. This ratio remained stable as a result of the various factors discussed above combined with average asset growth of 4.9% in 1995.

Return on average stockholders' equity in 1995 showed a slight increase at 13.43% compared to 13.33% in 1994 and a decline compared to 15.64% in 1993. This result occurred as a result of increased net income and the factors discussed above offset by an increased capital base.

Cash dividends declared in 1995 increased 11.8% to $1.14 per share compared to $1.02 in 1994. This compares to an increase of 75.9% in 1994 dividends as compared to 1993.


Net Interest Income

Net interest income is the largest component of the Registrant's operating income (net interest income plus other non-interest income), accounting for

85.3% of 1995 total operating income, as compared to 86.3% in 1994 and 83.7% in 1993. Net interest income represents the difference between interest earned on loans, investments and other earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest fluctuations together with changes in the volume and types of earnings and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax-equivalent basis reached $15.0 million in 1995, an increase of 2.4% from $14.6 million in 1994 (and $13.9 million in 1993). The improvement in 1995 net interest income of $355,000 was due in part to a 4.2% increase in the volume of average earning assets, offset by a 4.6% increase in average interest-bearing liabilities. The declining rate environment in the latter half of 1995 had a negative impact on net interest income as assets were repriced more frequently than its deposits. In addition a special deposit product offering was made as a promotional vehicle for the Bank's entry into the Green Bay market. Although the offer was short-term in nature and duration, it had a negative impact on net interest income as short-term time deposit rates rose significantly. As a result, interest income increased 13.2%, while interest expense for 1995 increased 34.1%.

Average loans outstanding grew from $187.9 million in 1994 to $201.8 million in 1995, an increase of 7.4%. The increase in loan volumes also was a significant contributing factor to the increase in interest income. Average loans outstanding increased from $174.4 million in 1993 to $187.9 million in 1994, an increase of 7.8%. The mix of average loans to average total assets grew from 62.9% in 1993 and 66.0% in 1994 to 67.6% in 1995. The switch in asset mix to greater loan composition has provided a source of higher yielding assets, which contributed to an increase in net interest income.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased 27 basis points in 1995 to 4.56% from 4.83% in 1994, as the average yield on earning assets increased 71 basis points while the average cost paid on interest-bearing liabilities increased 98 basis over the same period. This interest rate spread decline followed an improvement of 6 basis points in 1994 compared to a spread of 4.77% in 1993. The increase in the Registrant's earning assets yield reflects higher loan yields, resulting from the higher interest rate environment on average, more frequent repricing of variable rate loans and a higher percentage of the Registrant's assets represented by loans and stable investment yields related to reduced activity in the investment portfolio. Yields on interest-paying liabilities rose 98 basis points due to a higher interest rate environment on average coupled with a special time deposit offering made in conjunction with the opening of a branch in the Green Bay region. As a result of this offering, new deposits were generated and a portion of the existing time deposit base shifted to the higher yielding time deposit resulting in effective higher rates for time deposits.

Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. The net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds to fund a portion of earning assets. As a result, the level of funds available without interest cost (demand deposits and equity capital) is an important factor affecting an increasing net interest margin.

The net interest margin for 1995 was 5.38% compared to 5.48% in 1994. The decline in net interest margin was primarily the result of the 27 basis point decline in the interest rate spread. The impact in the levels of average interest rates from 1994 to 1995 had a negative affect on the change in net interest margin. The free funds ratio, or the level of non-interest-bearing funds that support earning assets, declined slightly to 22.4% from 22.5% in 1994, which caused a slight reduction in net interest margin.

The net interest margin for 1994 was 5.48% as compared to 5.36% in 1993 as interest rate spread improved during that period. The increase in 1994 occurred in a rising rate environment as yields on earning assets improved 5 basis points while rates on interest-bearing liabilities remained stable.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 93.4% in 1995 compared with 94.0% in 1994 and 93.5% in 1993, indicating a consistent ability by the Registrant to use assets in a direct earning capacity.

Competition in the financial services industry will also affect net interest margin. Spreads will be a focus of management's attention, as the Registrant constantly seeks to attract lower cost core deposits, service the needs of the customer, and provide attractively priced products. Competition for high quality assets will also affect asset yields. Net interest income is vital to the Registrant's earnings performance, since net interest income is the largest component of operating income. Growth in net interest income primarily is the result of growth in the level of earning asset volumes and changes in asset mix. Interest rate spread management through asset and liability pricing and increased levels of non-interest-bearing sources of funds also aid in improving net interest income. Management will continue its focus on maintaining an appropriate mix of quality earning assets as well as seeking to achieve appropriate growth in volumes.

Changes in the levels of market interest rates also affect net interest income, but are less directly under the control of the Registrant. The recent environment of declining interest rates has prompted reduced interest income as a result of the repricing of the variable loan portfolio combined with a lagging effect on the deposit side lowering interest rates more slowly. Management believes that a gradual decrease in interest rates will not adversely affect the earning capacity of the Registrant. Past experience has shown that, although the Registrant remains in a short-term negative interest rate sensitivity gap, deposits tend not to be repriced as quickly as loans in a declining rate scenario, as the current environment has shown, and are repriced more frequently in a falling interest rate environment. More discussion on this subject is referenced in the section titled "Interest Rate Sensitivity".

Provision for Loan Losses

Provision for loan losses in 1995 at $250,000 compares to a provision of $260,000 for 1994 and $304,000 for 1993. Net charge-offs in 1995 were $167,000 compared with net charge-offs of $160,000 in 1994 and $123,000 in 1993. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were .08% in 1995 compared with .09% in 1994 and .07% in 1993. The provision is lower in spite of increased problem loans due to strong collateral positions that exist. Management's determination of the provision for loan losses is based on several factors. Factors considered include evaluation of the loan portfolio, current domestic conditions, loan volume, loan growth, loan portfolio composition, levels of non-performing loans, trends in past due loans, and the evaluation of various problem loans for loss potential. Net charge-offs to average loans remain comparatively low in spite of above average loan growth due to higher underwriting standards and improved collection efforts.

Non-Interest Income

Total non-interest income, excluding securities transactions, was $232,000 more than 1994, or a 9.9% increase. Included in non-interest income in 1995 were revenues of $269,000 from the operation of Karsten Resources, Inc., a hotel and restaurant business. Without the impact from the Karsten revenues, non-interest income would have been flat with a 1.6% decrease. In 1994, total non-interest income was $196,000 less than 1993, or a 7.7% reduction. Trust service fees, loan servicing fees and service charges continue to be the primary components of non-interest income.

Trust fees increased $59,000 or 17.6% in 1995 compared to 1994, primarily as a result of increased trust business. This compared to a decrease of $16,000 or 4.5% in 1994 compared to 1993, in part due to decreased estate business.

Loan servicing fees remained flat with a decrease of $21,000 or 3.8% to $531,000 in 1995, a decline that resulted primarily due to decreased activity in the loan refinancing market as a higher rate environment on average tempered activity in that area. This result followed a decrease of $115,000 or 17.2% in 1994 as compared to 1993 for primarily the same reasons as listed above.

Service charges on deposit accounts showed a modest improvement of $11,000 or 1.8% over 1994 results. The reduction in fees for other service charges to customers was a primarily a result of the sale of BBK's insurance subsidiary during mid 1994 with revenues recognized in 1994 with no offsetting revenues in 1995.

As mentioned earlier, revenues of $269,000 stemming from the operation of Karsten Resources, Inc. are included in 1995 other income results. Also included in other income for 1995 were gains on sale of the student loan portfolio totaling $97,000. For 1994 results, included in other income is recognition of gain on sale of BBK's insurance subsidiary amounting to $138,000.

Non-Interest Expense

Non-interest expense in 1995 increased $205,000 or 2.1% compared to 1994 results. This followed a $920,000 or 10.5% rise in 1994 as compared to 1993. The 1994 increase resulted from one-time charges from Baylake's acquisition of KCB and the related name changes at the Registrant's subsidiary banks. Management estimated that those one-time expenses approximated $781,000 on a pre-tax basis.

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $5.4 million in 1995, an increase of $40,000 or .8% as compared to 1994 results. The increase in 1995 primarily results from additional staffing as a result of expansion into the Green Bay market and normal salary increases. Salary and employee benefits expense in 1994 totaled $5.4 million, an increase of $577,000 or 12.1% over 1993. The increase in 1994 primarily results from acceleration of a deferred compensation agreement as a result of the merger with KCB recognizing a one-time expense amount of $519,000. The salary portion of salary and benefit expense increased $414,000 or 12.1% compared to 1994. This compares to an increase of $237,000 or 7.1% in 1994 as compared to 1993 salary levels. Bonuses arising from the Registrant's Pay-For-Performance Program amounted to $313,000 in 1995 compared to $224,000 in 1994, an increase of 39.7%. This program is designed to reward various divisions if certain goals are met in achieving improvement in income and return on equity to shareholders; bonuses increased due to an increased salary base structure and certain goals on return on equity being achieved.

The Registrant's 401(k) profit sharing plan covering all employees who qualify as to age and length of service showed an increase of $118,000 or 52.9% over 1994 levels as the Registrant increased contributions from a combination discretionary/matching plan of 5% to 10% in 1995 to meet industry standards. Expenses in the same category were up $7,000 or 3.2% in 1994 compared to 1993.

The number of full-time equivalent employees increased to 157 in 1995 compared to 149 in 1994, an increase of 5.4%. This increase primarily resulted from the Registrant gearing up for entry into the Green Bay market with emphasis on personnel time spent on acclimation to the Bank and its products and calling programs. Employee levels in 1994 increased to 149 from 146 in 1993, an increase of 2.1%. As the Registrant expands to take advantage of business opportunities and the related revenues, management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to occur in future years.

Net occupancy expense showed a modest increase of $30,000 or 4.5% compared to 1994. This increase followed an increase of 3.4% in 1994. This expense should increase in subsequent years as building projects in the Green Bay region should add to depreciation expense and other occupancy costs. More detail on the projected expansion costs are detailed in the section titled "Recent Developments".

Equipment expense showed an increase of $130,000 or 25.9%. This followed an increase of $43,000 or 9.4%. These resulted primarily from depreciation expenses relating to past increased capital expenditures for equipment which were made to enhance the Registrant's technological capabilities.

Data processing expense in 1995 increased $109,000 or 18.2% due to volume increases and additional services purchased from outside vendors. Approximately 6.6% of this increase stemmed as a result of doing business with its partially owned data service center, United Financial Services, Inc. This followed an increase of $22,000 or 3.8% in 1994 compared to 1993. Management estimates that data processing expense should show relatively flat increases with only adjustments related to any volume increase incurred by Registrant.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). As a result the Registrant has shown varied results. Other real estate owned expenses showed net income of $84,000 in 1995 as a result of gains on sale of approximately $130,000 resulting from two residential properties (taken as collateral on two commercial loans) disposed of in 1995. Additionally a gain of $18,000 was recognized as a result of disposal of additional lot sales of Idlewild Valley, a former subsidiary of the Bank whose value was written off in 1988. This compares to net income of $4,000 in 1994 and net expenses of $15,000 in 1993.

Other operating expenses in 1995 were $24,000 less than in 1994 or a .9% reduction. Two factors primarily affecting this change were reduced FDIC insurance expense and expenses from the operation of Karsten Resources, Inc. This compares to an increase of $275,000 or 11.9% in 1994 compared to 1993.

Although FDIC insurance expense remained a sizable component of other operating expense totaling $291,000 in 1995, it was $253,000 lower than 1994 results or a 46.5% reduction. This occurred as a result of FDIC action to lower the assessment ratio in June 1995 from 23 cents per $100 of deposits to 4 cents per $100 of deposits for the remainder of 1995. That decrease compares to an increase of $20,000 or 3.8% in 1994 compared to 1993. Operating costs for Karsten Resources, Inc. of $319,000 are included as part of other operating expenses for 1995.

Other items comprising other operating expense shows a decrease of $90,000 or a 4.4% reduction in 1995 compared to 1994. This followed an increase in 1994 of $255,000 or 14.3% compared to 1993. The increase in 1994 resulted primarily from one-time charges related to the KCB acquisition. The Registrant (including KCB) incurred expenses related to the KCB acquisition of approximately $197,000, including investment banking, legal and accounting fees, regulatory filing fees, printing and mailing expenses, and the like. Also, approximately $65,000 of the 1994 increase stems from costs associated with the name change of the Registrant's subsidiary banks to Baylake Bank and Baylake Bank Kewaunee. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 2.45% for 1995 compared to 2.59% for 1994. Registrant continues its commitment to deliver quality service and products for its customer base.

Income Taxes

Income tax expense for the Registrant in 1995 was $2.1 million, an increase of $319,000 or 17.4% compared to 1994. This followed a decrease of $93,000 or 4.8% in 1994 compared to 1993. The higher tax expense in 1995 reflected the Registrant's increase in before tax earnings and a reduction in tax exempt interest income. Conversely, 1994 income tax expense was lower due to a reduction in before tax earnings.

The Registrant's effective tax rate (income tax expense divided by income before taxes) was 31.6% in 1995 compared with 29.2% in 1994 and 1993. Of the 31.6% effective rate for 1995 the federal effective tax rate was 28.5% while the Wisconsin state tax effective rate was 3.1%.

In January 1993 the Registrant adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 (SFAS 109) "Accounting for Income Taxes". The adoption of SFAS 109 changed the method of accounting for income taxes from the deferred method to an asset and liability approach. Previously the Registrant deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities between the carrying amounts and the tax bases of other assets and liabilities. As permitted under the new rule, prior years' financial statements have not been restated. The cumulative effect of adopting this statement as of January 1, 1993 was immaterial to net income.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, deferred loan origination fees, deferred compensation, mortgage loan servicing, market value adjustments of securities, and depreciation for financial and income tax reporting in accordance with SFAS 109. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


Balance Sheet Analysis

Loans

Total loans outstanding grew to $210.2 million at December 31, 1995, a 9.1% increase from the end of 1994. This follows a 6.5% increase at December 31, 1994 over 1993 year end.

The commercial, financial, and agricultural loan classification primarily consists of commercial loans to small business. Loans of this type are in a broad range of industries and include service, retail, wholesale and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door and Kewaunee Counties, Wisconsin. The credit risk related to commercial loans made by the Registrant's subsidiaries is largely influenced by general economic conditions (especially those applicable to the Door County market area) and the resulting impact on a borrower's operations.

Commercial loans and commercial real estate loans (including construction loans) totaled $135.6 million at year end 1995 and comprised 64.5% of the loan portfolio compared with 64.3% of the portfolio at the end of 1994. Loans in these classifications grew $12.0 million or 9.7% during 1995.

 The following table sets forth loan composition at December 31:


                             1995                1994                 1993                 1992                  1991
                             ----                ----                 ----                 ----                  ----

                       Amount     % of     Amount     % of     Amount     % of      Amount     % of       Amount     % of
                                  Total               Total               Total                Total                 Total
 (In thousands of
   Dollars)
 Real estate-          $ 62,059     29%    $ 52,474     27%    $ 47,816     27%     $ 42,929     27%      $ 42,459     30%
  residential

 Real estate-          $  6,378      3%       5,881      3%       4,511      2%        3,275      2%         3,330      2%
  construction

 Real estate-          $ 83,177     40%      69,303     36%      64,211     36%       45,459     28%        40,956     28%
  commercial &
  agricultural

 Commercial,           $ 46,094     22%      48,412     25%      47,522     26%       53,526     33%        45,004     31%
  financial &
  agricultural

 Installment loans     $ 12,522      6%      16,603      9%      16,844      9%       16,978     10%        14,818     10%
  to individuals

 Total Loans,          $201,230            $192,673            $180,904             $162,167              $146,567
  (net of
  unearned income)


Real estate loans (including construction loans) secured by non-residential real estate properties involve borrower characteristics similar to those for commercial loans. Because of their similarities, we have combined them with commercial loans for purposes of analysis and discussion.

An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled in part by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers' outstanding loans and commitments. Borrower relationships are formally reviewed on an ongoing basis. Further analyses by customer, industry, and location are performed to monitor trends, financial performance and concentrations.

The Registrant's loan portfolio is diversified by types of borrowers and industry groups with the Door and Kewaunee County market areas. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions. At December 31, 1995, there existed the following industry group concentrations in the Registrant's loans which exceeded 10% of total loans:


                     Tourism related loans:


                       Lodging business         $27.5 million or 13.0%
                                                ----------------------
                     Total tourism loans        $27.5 million or 13.0%

The Registrant has a significant loan concentration because of tourism based loans. The Registrant must serve the credit needs of its market, with one of the key industries being tourism. Being a community bank, however, the Registrant must also meet the other needs of its market area. For that reason the Registrant realizes that the economic conditions of its market area directly impact the Registrant's performance levels. Any general weakness in the Door or Kewaunee County areas could have a material effect on the business and operations of the Registrant, although management believes that it is not unduly exposed to problems in any particular industry group.

Real estate residential mortgage loans totaled $62.0 million at the end of 1995 and comprised 29.5% of the loan portfolio at the end of 1995. Loans in this category grew $9.5 million or 18.1% during 1995. Residential real estate loans consist of conventional home mortgages, home equity lines, and secondary home mortgages. Loans are primarily for properties within the Door and Kewaunee County markets. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80%. Private mortgage insurance may be required when the loan to value exceeds these limits. Residential real estate loans are written normally with a one, two or three year balloon feature. The Registrant also participates in a secondary fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (FHLMC) guidelines. These loans are sold on the secondary market and the Registrant retains servicing rights. At December 31, 1995, these loans totaled $37.3 million.

Installment loans to individuals totaled $12.5 million or 6.0% of the total loan portfolio at December 31, 1995 compared to $16.8 million or 8.6% at the end of 1994. The reduction in 1995 occurred primarily as a result of a large percentage of the student loan portfolio of approximately $4.0 million being sold in mid 1995. These were sold primarily as a result of the regulatory burdens placed upon servicing portfolios of these types and secondarily for liquidity. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provided related collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in Door and Kewaunee Counties. Credit risks for these types of loans is generally influenced by general economic conditions (especially in the Door and Kewaunee County market areas), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, adequate allowance for possible loan losses, and conservative non-accrual and charge-off policies.

Allowance for Possible Loan Losses

At December 31, 1995 the allowance for possible loan losses of $2.6 million represented 1.25% of total loans, down from 1.31% at December 31, 1994. Loans grew at a rate of 9.1% from December 31, 1994 to year end 1995, while the allowance grew at a lower rate. Also, net charge-offs increased in 1995 as compared to 1994. As loans have grown, management did not believe there existed any trends indicating any undue portfolio risk.

At December 31, 1994, the allowance for possible loan losses of $2.5 million represented 1.31% of total loans compared with 1.35% at the end of 1993.

Commercial, agricultural and other loans net charge-offs represented 74.9% of the total net charge-offs as compared with 110.0% of total net charge-offs in 1994. Installment loan net charge-offs in 1995 were 25.1% of the total net charge-offs as compared with 10.0% of net recoveries in 1994. In the commercial sector, two particular charge-offs contributed to the increase. One of the charge-offs for $68,000 was related to the Karsten Resources, Inc. loan prior to BBK converting it to a subsidiary. The other charge-off for $39,000 was in the retail business in addition to $119,500 taken as a charge-off in 1994. The remaining commercial loan charge-offs during 1995 were offset for the most part by their eventual recoveries in 1995. The majority of charge-offs in the installment loan sector occurred as a result of automobile loans. Four charge-offs totaling $40,000 were made in 1995 with minimal recoveries occurring. Credit card loans showed net charge-offs of $4,400 in 1995 compared to small net recoveries in 1994. Although the Bank has experienced higher interest returns on approximately $960,000 in credit card balances, credit card loans are inherently risky in nature. The Bank continues to work with the credit card issuer to solicit quality loan accounts based on designated criteria and actively pursue collection efforts in a more timely fashion.
Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

Management regularly reviews the adequacy of the allowance for possible loan losses to ensure that the allowance is sufficient to absorb potential losses arising from the credit granting process. Factors considered include the levels of non-performing loans, other real estate, trends in past due loans, loan portfolio growth, changes in loan portfolio composition, historical net charge-offs, present and prospective financial condition of borrowers, general and local economic conditions, specific industry conditions and other regulatory or legal issues that could affect the Registrant's loss potential.

Management believes that the balance of the allowance for possible loan losses as of December 31, 1995 is sufficient to absorb potential loan losses.

Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management remains committed to a philosophy that encourages early identification of non-accrual and problem loans. The philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Non-performing loans remain a leading indicator of future loan loss potential. Non-performing loans are defined as non-accrual loans, guaranteed loans 90 days or more past due but still accruing, and restructured loans. Loans are placed in non-accrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received on a cash basis and a determination has been made that the loan's principal is collectible. If the collectibility of principal is doubtful, payments received are applied to loan principal.

Restructuring loans involve the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes.

Non-performing loans at December 31, 1995 were $1.5 million, a decrease of $947,000 from the level at December 31, 1994. Approximately $600,000 of the decline occurred as a result of the Karsten Resources loans being moved to a separate corporation as a result of loan default so that BBK in the short term could manage operations and pursue sale of the company to interested third parties as expediently and efficiently as possible. As a result the ratio of non-performing loans to total loans at the end of 1995 was .7% compared to 1.27% at 1994 year end. The Registrant's allowance for possible loan losses balance was 175.2% of total non-performing loans at December 31, 1995 compared to 103.8% at year end 1994. Troubled debt restructurings decreased $167,000 or 20.5% as a result of principal paydowns during the course of 1995. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default.

Potential problem loans are performing loans in which there is doubt that the borrower will be able to comply with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Registrant expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loan and recognize that a higher degree risk is associated with these nonperforming loans. At December 31, 1995, potential problem loans amounted to a total of $2.2 million compared to $444,847 at year end 1994. $601,000 of the 1995 problem loans stems from three loan customers in the food business for which cashflow problems have arisen. $237,000 of the problem loans stems from credits for a manufacturer that has incurred ongoing operating losses. $210,000 of the problem loans stems from credits for oil services provider who has undergone cashflow concerns.
$252,000 of the credits stem from loans for a prefabrication housing provider which has undergone competitive pressures in the particular market they serve reducing cashflow. $139,000 of the credits stem from a furniture manufacturing concern which has undergone several years of operating losses, for which management continues to monitor progress. Various commercial loans totaling $615,000, mortgage loans totaling $42,000 and consumer loans totaling $58,000 make up the remaining totals. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses.

The placement of performing loans in the potential problem loan category indicated management's willingness to more closely monitor the financial condition of the borrower and collateral positions of the Registrant or will strengthen the loans with additional collateral if significant losses from credits are expected in this category.

There existed no other real estate owned at year end 1995. Other real estate owned which represents property to which the Registrant has acquired title through foreclosure or in satisfaction of debt, stood at $123,000 at year end 1994. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Net cost of operation of other real estate for 1995, 1994, and 1993 consists of the following:

                                    1995           1994          1993
                                   ------         ------        ------

                                        (In Thousands of Dollars)
Loss on disposition of
 properties and other costs         $ 66            $ 45          $ 41
Gains on disposition of
 properties and expense
 recoveries                         (150)            (49)          (26)
                                   ------           -----         ------
Net costs (gains)                   $(84)           $ (4)         $ 15


Other properties taken in as a result of foreclosure or surrender include a restaurant and hotel facility that exists as a subsidiary of BBK named Karsten Resources, Inc. The intent on forming the corporation was to allow the business to operate as a going concern while at the same time limiting the liability of BBK. The intent is to manage the assets until such time as this property can be sold to an independent third party. Currently management of BBK is marketing the property with limited results at present. Results of operation which are included in other income and other operating expense consists of 1995 other income of $269,000; other operating expenses of $319,000 and a net loss after tax of $33,000. The carrying value of the investment at year end 1995 equals $537,000 and consists of real property which is consolidated in the Balance Sheet with Premises and Equipment.


Investment Portfolio

The investment portfolio is intended to provide the Registrant with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

Investment securities are classified as held to maturity or available for sale. The Registrant has determined at year end 1995 that all of its taxable issues, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 1995 were to be classified as available for sale. In addition, BBK had determined that its non-taxable issues such as municipal issues and non-taxable local municipals were classified as available for sale. In the case of the Baylake Bank's non-taxable issues and municipal bond investments purchased prior to 1995, they were determined to be held to maturity. This determination was made because the Bank wanted to retain the municipal bond issues due to their higher after-tax yields, and local non-taxable issues due to their lessened marketability. Held to maturity securities are those securities which the Registrant has both the intent and ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. At December 31, 1995, securities held to maturity had an aggregate market value of approximately $12.2 million compared with amortized cost of $11.6 million.

Investment securities classified as available for sale are those securities which the Registrant has determined might be sold to manage interest rates or other economic factors. While the Registrant has no current intention of selling those securities, they may not be held to maturity. As of December 31, 1993, the Registrant adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115 (SFAS 115) "Accounting for Certain Investments on Debt and Equity Securities." Accordingly investment securities available for sale at December 31, 1995 and 1994 are carried at market value. Adjustments up or down to market value at December 31, 1995 and 1994 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments of interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. At December 31, 1995, securities available for sale had a market and carrying value of $64.0 million compared with a amortized cost of $63.7 million. The reserve for market adjustment of securities, net of tax, and reflected in the stockholders' equity section stood at $176,000 at December 31, 1995.

At December 31, 1995 and 1994, the Registrant's investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders' equity.

Investment securities averaged $72.7 million in 1995 compared with $74.0 million in 1993. The average balance of securities decreased as management directed a higher proportion of assets to loans. In 1995, taxable securities comprised approximately 74.9% of the total average investments compared to 71.5% in 1994. Tax-exempt securities on average for 1995 accounted for 25.1% of the total average investments compared to 28.5% in 1994.

Deposits

Average total deposits in 1995 were $255.3 million, an increase of 5.2% over 1994. This followed a 3.0% increase in 1994 over 1993.

Non-interest bearing demand deposits in 1995 averaged $32.3 million, up 5.0% from $30.8 million in 1994. This $1.5 million increase is primarily attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. December 31, 1995 non-interest bearing demand deposits were $33.9 million compared with

$33.5 million at year end 1994.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts (IRAs) and certificates of deposit (CDs). In 1995 interest bearing deposits averaged $223.0 million compared with $211.9 million, an increase of 5.2%. Within the category of interest bearing deposits, savings deposits (including money market accounts) decreased an average of $1.2 million or 1.4%. During the same period, time deposits (including CDs and IRAs) grew an average of $12.6 million or 13.7%. During 1995 the average higher rate environment with lowering rates toward the end of 1995 caused customers to shift deposit balances to longer term deposit products such as CDs. In addition a higher market rate time deposit was offered in early 1995 as a promotional vehicle for entry into the Green Bay region adding to time balances and causing other deposit products to shift to this account, thus limiting their growth. Increased competition for consumer loan deposits and customer awareness of interest rates have limited the Registrant's core deposit growth in these types of products.

Additional emphasis will be placed on generating additional core deposits in 1996 through competitive pricing of deposit products and an additional full service branch in the Green Bay market. The Registrant will also attempt to attract and retain core deposit accounts through new product offerings and customer service.

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank.
Average 1995 short-term borrowings were $4.4 million compared with $6.0 million during 1994. This decrease of $1.6 million or 26.2% occurred as a result of allowing maturing investments to serve as liquidity sources for 1995.

Average short-term borrowings decreased $3.2 million or 35.3% in 1994 from 1993, primarily for the same reason listed above.

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to bank customers under repurchase agreements at prevailing market rates. The balances in securities sold under agreements to repurchase show the most fluctuation as we saw a decrease of $2.2 million or 63.7%, primarily as a result of a large customer scaling down their own business line, thereby reducing their investment balances.

Long-Term Debt

Long-term debt of $475,000 consist of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is debt used for the purchase of one of the properties in the Green Bay region for branch location.

Liquidity

Liquidity refers to the ability of the Registrant or its subsidiary banks to generate adequate amounts of cash to meet its needs for cash. The Registrant and the Banks have different liquidity considerations.

The Banks meet their cash flow needs by having funding sources available to them to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Banks are derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of their assets and strong capital positions.

Maturing investments has been a primary source of liquidity at the Banks. For 1995 net investment activity used $544,000 of net cash outflow during 1995. At December 31, 1995, the carrying or book value of investment securities maturing within one year amounted to $4.2 million or 5.6% of the total investment securities portfolio. This compares to the 17.8% level for investment securities with one year or less maturities as of December 31, 1994. Within the investing activities of the cashflow statement, sales and maturities of investment securities during 1995 totaled $18.3 million. At the end of 1995, the investment portfolio contained $49.8 million of U.S. Treasury and federal agency backed securities, representing 65.8% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at year end 1995 amounting to $37,000.

Deposit growth is another source of liquidity for the Banks. As a financing activity reflected in 1995 Consolidated Statements of Cash Flows, deposits provided $19.9 million in net cash inflow during 1995. The Registrant's overall average deposit base grew $12.7 million or 5.2% during 1995. Deposit growth, especially in the area of core deposits, is the most stable source of liquidity for the Banks.

Federal funds sold averaged $4.8 million in 1995 compared to $6.2 million in 1994. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which generally have higher yields. Being short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Banks have a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 1995, the Banks had federal funds sold amounting to $1.4 million.

The scheduled maturity of loans can provide a source of additional liquidity. The Banks have $89.0 million of loans maturing within one year, or 42.2% of total loans.

Within the classification of short-term borrowings at year end 1995, federal funds and securities sold under agreements to repurchase totaled $1.5 million compared with $4.1 million at the end of 1994. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers.

The Banks liquidity resources were sufficient in 1995 to fund the growth in loans, maintain a stable investment portfolio and meet other cash needs when necessary. As of December 31, 1995 estimated funds needed for branch completion at one of its sites in the Green Bay market amounted to $500,000 for building and equipment. Subsequent to December 31, 1995, the Bank entered into a contract to construct a building at its other Green Bay site for $1.1 million.

Management expects that deposit growth will continue to be the primary funding source of the Banks liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

The Registrant's (rather than of Banks) primary sources of funds are dividends and interest, and proceeds from the issuance of equity. The Registrant manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from the Banks totaled $2.9 million in 1995 and will continue to be the Registrant's main source of long-term liquidity. The dividends from the Banks were sufficient to pay cash dividends to the Registrant's shareholders of $2.8 million in 1995.

Management believes that, in the current economic environment, the Registrant's and the Bank's liquidity position are adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Banks or the Registrant's liquidity.

Interest Rate Sensitivity

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. Management of interest rate risks includes four components: policy statements, risk limits, risk measurement and reporting procedures. A primary objective of asset/liability management is the control and monitoring of interest rate risk. The Registrant's banks each use an Asset/Liability Committee (ALCO) to manage risks associated with changing interest rates, changing asset and liability mixes, and their impact on earnings. The sensitivity of net interest income to market rate changes is evaluated monthly by the ALCO committee.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. The mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitivity gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities.

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Registrant is liability sensitive, although management believes that a range of plus or minus 15% within a one year pricing schedule is acceptable. The analysis considers regular savings, money market deposits and NOW accounts to be rate sensitive within three months. All other earning categories including loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities. Additionally, the Registrant considers its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in smaller increments without a material decrease in balances.

                ASSET AND LIABILITY MATURITY REPRICING SCHEDULE



                                                                  As of December 31, 1995
                                          Within       Four to        Seven to     One Year to      Over
                                          Three          Six           Twelve          Five         Five
                                          Months        Months         Months         Years         Years       Total
                                          ------        ------         ------         -----         -----       -----
 (In Thousands)
 Earning Assets:
   Investment Securities                 $     916        $ 1,271        $ 2,056        $17,399     $53,969     $ 75,611

   Federal Funds Sold                        1,380                                                                 1,380

   Loans and Leases:

      Variable Rate                         94,548              0                             0                   94,548

      Fixed Rate                            16,540         17,257         31,648         47,206       2,185      114,836
                                          --------        -------        -------        -------     -------     --------
 Total Loans and Leases                   $111,088        $17,257        $31,648        $47,206     $ 2,185     $209,384
                                          --------        -------        -------        -------     -------     --------


 Total Earning Assets                     $113,384        $18,528        $33,704        $64,605     $56,154     $286,375
                                          ========        =======        =======        =======     =======     ========


 Interest Bearing Liabilities:

   NOW Accounts                           $ 36,945       $              $               $           $           $ 36,945

   Saving Deposits                          84,448                                                                84,448

   Time Deposits                            26,935         29,388         26,315         28,978          84      111,700

   Borrowed Funds                            1,580              0              0            211         212        2,003
                                          --------       --------       --------        -------     -------     --------
 Total Interest Bearing Liabilities       $149,908       $ 29,388       $ 26,315        $29,189     $   296     $235,096
                                          ========       ========       ========        =======     =======     ========





 Interest Sensitivity GAP                $(36,524)      $(10,860)      $   7,389       $ 35,416    $ 55,858     $ 51,279
   (within periods)

 Cumulative Interest                     $(36,524)      $(47,384)      $(39,995)       $ (4,579)   $ 51,279
 Sensitivity GAP


 Ratio of Cumulative Interest              -12.75%        -16.55%        -13.97%          -1.60%      17.91%
   Sensitivity GAP to Rate
   Sensitive Assets


 Ratio of Rate Sensitive                    75.64%         63.05%        128.08%         221.33%     ----
 Asset to Rate Sensitive
 Liabilities


 Cumulative Ratio of Rate                   75.64%         73.57%         80.55%          98.05%     121.81%
   Sensitive Assets to Rate
   Liabilities

Capital Resources

Stockholders' equity at December 31, 1995 increased $4.0 million or 12.5% to $36.3 million, compared with $32.2 million at 1994 year end. This increase includes a positive change of $2.2 million to capital in 1995 due to the use of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this net change stockholders' equity would have increased $1.9 million or 5.4% for 1995 over 1994, which compares to an increase of $2.5 million or 8.0% for 1994. With the SFAS 115 adjustment included in 1994 capital, capital decreased $30,000 or .09% compared to 1993 year end.

The Registrant's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Registrant's dividend reinvestment plan also assists in capital improvement, as the holders of approximately 36% of Registrant's Common Stock participate in the plan.

Cash dividends paid in 1995 were $1.14 per share compared with $1.02 in 1994, including a dividend of $.25 paid in December 1995 and 1994. The Registrant provided a 11.8% increase in dividends per share in 1995 over 1994 as a result of above average earnings and strong capital position.

The adequacy of the Registrant's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. Management is confident that because of current capital levels and projected earnings levels, capital levels are more than adequate to meet the ongoing and future concerns of the Registrant.

The Federal Reserve Board had established risk-based capital guidelines, which require banking organizations to maintain certain ratios of "qualifying capital" to "risk-weighted assets". In general, the guidelines require banks and bank holding companies to maintain capital based on "risk adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, bank and bank holding companies are required to maintain capital to support, in a risk-adjusted basis certain off-balance sheet activities such as loan commitments and interest rate swaps. "Qualifying capital" is classified into two tiers, referred to as Tier 1 and Tier 2 capital. Tier 1 capital consists of common equity, qualifying perpetual preferred equity and minority interests in the equity accounts of unconsolidated subsidiaries, less goodwill. Tier 2 capital consists of perpetual preferred equity not qualifying for Tier 1, allowance for loan losses, mandatory convertible debt, and subordinated and other qualifying securities. In calculating "risk-weighted assets", certain risk percentages, as specified by the Federal Reserve Board, applies to particular categories of both on-and off-balance sheet assets. The Federal Reserve Board has also adopted a Tier 1 leverage ratio which is defined as Tier 1 capital (as defined under the final risk-based capital guidelines) divided by average total assets (net of allowance for losses and goodwill). The guidelines require that banking organizations maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4%, a minimum ratio of Tier 1 and Tier 2 capital to risk-weighted assets of 8%, and a Tier 1 leverage ratio of 3% (for banks that do not anticipate significant growth and have well-diversified risk, excellent asset quality, high liquidity, and good earnings). However, the Federal Reserve Board has not advised the Registrant of any specific minimum Tier 1 leverage ratio applicable to it.

The following table presents the Registrant's capital ratios as of December 31, for each of the following two years.

Registrant's Ratios:

                                                    1995          1994
                                                    ----          ----
Average stockholders' equity to average assets     11.58%        11.68%

Stockholders' equity to total assets               11.72%        11.23%

Total Stockholders' Equity                        $36,275       $32,239

Total Tier 1 Capital                               36,099        34,234

Total Tier 2 Capital                               38,716        36,768

Risk-Adjusted Assets (including off-balance       216,061       195,564
sheet items)

Tier 1 Capital to risk-weighted assets              16.71%        17.50%

Total Tier 1 and Tier 2 capital to risk-weighted    17.92%        18.75%
assets

Tier 1 leverage ratio                               12.09%        12.02%

Regulatory requirements:

Tier 1 capital to risk-weighted assets               4.00%         4.00%

Total Tier 1 and Tier 2 capital to risk-weighted     8.00%         8.00%
assets

Tier 1 leverage ratio                                3.00%         3.00%

Management believes that a strong capital position is necessary to take advantages of opportunities for profitable expansion of product and market share, and to provide depositor and investor confidence. The Registrant's capital level is strong, but also must be maintained at an appropriate level to provide the opportunity for a superior return on the capital employed. Management actively review capital strategies for the Registrant to ensure that capital levels are appropriate based on the perceived business risks, further growth opportunities, industry standards, and regulatory requirements.

The Registrant intends to finance the Four Seasons acquisition through a combination of internal funds and corporate borrowings. Although The Registrant had initial discussions with potential lenders, it has not yet arranged that financing.

Accounting Developments

As of December 31, 1993, the Registrant adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO 115 (SFAS 115) "Accounting for Certain Investments of Debt and Equity Securities". Accordingly, investment securities available for sale at December 31, 1995 and 1994, are carried at market value. Adjustments up or down to market value at December 31, 1995 and 1994, are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Investment securities classified as available for sale are those securities which the bank has determined might be sold to manage interest rate risk or in response to changes in interest rates or other economic factors. While the Registrant has no current intention of selling these securities, they may not be held to maturity.

Investment securities classified as held to maturity are those securities which the bank has both the intent and the ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

In January 1993 the Registrant adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 109 "Accounting for Income Taxes". The adoption of SFAS 109 changes the method of accounting for income taxes from the deferred method to an asset and liability approach. Previously the Registrant deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

The cumulative effect of the change in accounting for income taxes as of January 1, 1993 was immaterial to net income.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, deferred loan origination fees, deferred compensation, mortgage loan servicing, market value adjustments of securities, and depreciation for financial and income reporting in accordance with SFAS 109. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The Registrant adopted SFAS NO.s 114 and 118, "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" as of January 1, 1995. This statement provides measurement criteria for impaired loans that fall within its scope. A loan is considered to be impaired when, based upon current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan. The adoption of SFAS NO.'s 114 and 118 did not result in additional provisions for credit losses.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." The Registrant will adopt SFAS 121 effective January 1, 1996. The impact on the Registrant's financial position and results of operations is not expected to be material.

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement requires that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The Registrant will adopt SFAS 122 effective January 1, 1996. The impact on the Registrant's financial position and the results of operation is not expected to be material.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for employee stock options or similar equity instruments granted after December 1994. However, it allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 (APB 25), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Registrant anticipates electing to continue to measure compensation cost related to employee stock purchase options using APB 25, and will provide pro forma disclosures as required in 1996.




                          PART II - OTHER INFORMATION

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's Consolidated Financial Statements and notes related thereto are set forth on the following pages

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin





                               TABLE OF CONTENTS





                                                               Page
                                                               ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS              53

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                 54 - 55

  Consolidated Statements of Income                             56

  Consolidated Statements of Changes in Stockholder Equity    57 - 58

  Consolidated Statements of Cash Flows                       59 - 60

  Notes to Consolidated Financial Statements                  61 - 84


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin
                       CONSOLIDATED FINANCIAL STATEMENTS
                                      and
                             REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

             For the Years Ended December 31, 1995, 1994, and 1993

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin

     We have audited the accompanying consolidated balance sheets of Baylake Corp. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 1995 and 1994, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Madison, Wisconsin
January 30, 1996                          SMITH & GESTELAND, LLP
(Except for the last paragraph
of note 19, as to which the date
is March 13, 1996)

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                          CONSOLIDATED BALANCE SHEETS
                                  December 31


                                                            1995        1994
                                                            -----       ----
                                                          (Thousands of dollars)
     ASSETS
Cash and due from banks (Note 2)                          $  9,887   $   10,516
Investment securities available for sale
     (at market) (Note 3)                                   63,966       59,033
Investment securities held to maturity (market
     value $12,197 and $14,237) (Note 3)                    11,645       14,013
Loans (Note 4)                                             210,230      192,673
     Less:  Allowance for loan losses                        2,617        2,534
                                                          --------     --------
        Loans, net of allowance for loan losses            207,613      190,139

Federal funds sold                                           1,380

Bank premises and equipment (Note 5)                         8,652        5,930

Accrued interest receivable                                  2,227        1,995

Income taxes receivable                                        262          237

Deferred income taxes (Note 13)                                726        2,125

Other assets (Note 6)                                        3,070        3,119
                                                          --------     --------




Total assets                                              $309,428     $287,107
                                                          ========     ========


The accompanying notes are an integral part of the financial statements.

                                                            1995        1994
                                                            ----        ----
                                                          (Thousands of dollars)

     LIABILITIES
Domestic deposits
   Noninterest bearing                                    $ 33,887   $   33,506
   Interest bearing
     NOW                                                    36,945       34,369
     Savings                                                84,448       87,467
     Time, $100,000 and over                                11,523        4,900
     Other time                                            100,177       86,875
                                                          --------     --------
Total interest bearing                                     233,093      213,611
                                                          --------     --------
     Total deposits                                        266,980      247,117

Short-term borrowings (Note 7)
   Federal funds purchased and securities
     sold under agreements to repurchase                     1,528        4,149
   Long-term debt (Note 8)                                     475
   Accrued expenses and other liabilities                    3,606        3,062
   Dividends payable                                           564          540
                                                          --------     --------
     Total liabilities                                    273, 153      254,868
                                                          --------      --------

 COMMITMENTS AND CONTINGENT LIABILITIES
      (Notes 10 and 19)

     STOCKHOLDER EQUITY

 Common stock $5 par value - authorized
     10,000,000 shares; issued 2,454,881 shares in
     1995; 2,454,081 shares in 1994; outstanding -
     2,452,937 shares in 1995; 2,452,137 shares in
     1994                                                   12,274       12,270

 Additional paid-in capital                                  5,954        5,941
 Retained earnings (Note 9)                                 17,920       16,072
 Treasury stock                                                (49)         (49)
 Net unrealized gain (loss) on securities available
     for sale, net of tax of $77 in 1995 and $1,240
     in 1994                                                   176       (1,995)
                                                          --------     --------
      Total stockholder equity                              36,275       32,239
                                                          --------     --------
      Total liabilities and stockholder equity            $309,428     $287,107
                                                          ========     ========


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                       CONSOLIDATED STATEMENTS OF INCOME
                        For the Years Ended December 31


                                                     1995      1994     1993
                                                     ----      ----     ----
                                                       (Amounts in thousands
                                                      except per share data)
Interest income
   Interest and fees on loans                       $19,661   $16,585   $14,979
   Interest on investment securities
     Taxable                                          3,298     3,135     3,502
     Exempt from federal income taxes                 1,247     1,464     1,814
   Other interest income                                281       261       173
                                                    -------   -------   -------
     Total interest income                           24,487    21,445    20,468
                                                    -------   -------   -------
Interest expense
   Interest on deposits                               9,840     7,339     7,219
   Interest on short-term borrowings                    250       217       288
   Interest on long-term debt                            41
                                                    -------   -------   -------
     Total interest expense                          10,131     7,556     7,507
                                                    -------   -------   -------
     Net interest income                             14,356    13,889    12,961

Provision for loan losses (Note 4)                      250       260       304
                                                    -------   -------   -------
     Net interest income after provision
      for loan losses                                14,106    13,629    12,657
                                                    -------   -------   -------
Other income
   Fees from fiduciary activities                       394       335       351
   Fees from loan servicing                             531       552       667
   Fees for other services to customers               1,041     1,043     1,147
   Trading account                                                           36
   Securities gains (losses)                              4      (25)       156
   Other income (Note 15)                               611       415       340
                                                    -------   -------   -------
     Total other income                               2,581     2,320     2,697
                                                    -------   -------   -------
Other expenses
   Salaries and employee benefits                     5,391     5,351     4,774
   Occupancy expense                                    690       660       638
   Equipment expense                                    632       502       459
   Data processing and courier                          707       598       576
   Operation of other real estate (Note 6)             (84)       (4)        15
   Other operating expenses (Note 16)                 2,558     2,582     2,307
                                                    -------   -------   -------
     Total other expenses                             9,894     9,689     8,769
                                                    -------   -------   -------
     Income before income taxes                       6,793     6,260     6,585
Income tax expense (Note 13)                          2,149     1,830     1,923
                                                    -------   -------   -------
    NET INCOME                                      $ 4,644   $ 4,430   $ 4,662
                                                    =======   =======   =======
Earnings per common share (Note 14)                 $  1.89   $  1.81   $  1.92



The accompanying notes are an integral part of the financial statements.

                       BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                       For the Years Ended December 31





                                                                Net
                                                            Unrealized
                                                            Gain (Loss)
                                             Additional    on Securities
                           Common Stock        Paid-in       Available      Retained      Treasury
                          ---------------
                          Shares    Amount       Capital       for Sale       Earnings       Stock
                          ------    ------       -------     -------------    --------      --------
   1993                                           (Amounts in thousands except for shares)
   ----
Balance -
  January 1, 1993
                        1,498,751  $ 7,493        $5,307       $               $ 15,254         $(44)

Net income for the
  year                                                                            4,662
Sale of stock               8,432       42           231
Stock dividend -
   100%                   930,673    4,654                                       (4,654)
Stock reacquired                                      (6)
Cash dividends
   declared                                                                      (1,233)
Adjustment of market
   value of securities
   available for sale
   at December 31,
   1993, net of $316
   of deferred income
   tax                                                            563
                        ---------  -------        ------      -------          --------         ----

Balance -
  December 31, 1993     2,437,856   12,189         5,532          563            14,029          (44)

   1994
   ----

Net income for the
  year                                                                            4,430
Sale of stock              16,225       81           388
Tax benefit from
  exercise of
  stock options                                       21
Cash dividends
  declared                                                                       (2,387)
Treasury stock
  acquired                                                                                        (5)
Net changes in
  unrealized
  gain (loss) on
  securities
  available for
  sale, net of
  $1,556 deferred
  taxes                                                        (2,558)
                        ---------  -------        ------       ------           -------         ----

Balance forward -
  December 31,
  1994                  2,454,081  $12,270        $5,941      $(1,995)          $16,072         $(49)
                        ---------  -------        ------      -------           -------         ----

The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                                 (Continued)
                        For the Years Ended December 31





                                                                            Net
                                                                         Unrealized
                                                                        Gain (Loss)
                                                         Additional     on Securities
                                           Common Stock   Paid-in         Available     Retained    Treasury
                                          --------------
                                          Shares  Amount   Capital        for Sale      Earnings       Stock
                                          ------  ------   -------      -------------   --------    --------
                                                   (Amounts in thousands except for shares)
Balance forwarded -
  December 31,
  1994                                 2,454,081  $12,270  $ 5,941        $ (1,995)      $16,072       $(49)

1995
- ----
Net income for the
  year                                                                                     4,644
Sale of stock                                800        4        7
Tax benefit from
  exercise of
  stock options                                                  6
Cash dividends
  declared                                                                                (2,796)
Net changes in
  unrealized gain
  (loss) on
  securities
  available for
  sale, net of
  $1,318 deferred
  taxes                                                                      2,171
                                       ---------  -------  -------          ------       -------       ----

                                       2,454,881  $12,274  $ 5,954          $  176       $17,920       $(49)
                                                  =======   ======          ======       =======       ====
Less treasury
stock                                      1,944
                                       ---------
                                       2,452,937
                                       =========


   The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31



                                                   1995      1994     1993
                                                   ----      ----     ----
                                                      (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received from:
      Loans                                      $ 19,239  $ 16,298  $ 14,928
      Investments                                   4,961     5,192     6,166
   Fees and service charges                         2,505     2,075     2,513
   Proceeds from sale of trading securities                             1,070
   Interest paid to depositors                     (9,468)   (7,312)   (7,239)
   Interest paid to others                           (250)     (216)     (288)
   Cash paid to suppliers and employees            (9,118)   (8,807)   (7,943)
   Income taxes paid                               (2,091)   (2,425)   (3,111)
                                                 --------  --------  --------

      Net cash provided by operating activities     5,778     4,805     6,096
                                                 --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                5,876     9,706    22,474
   Proceeds from sale of other assets                  85       324
   Principal payments received on investments      12,426    28,498    38,742
   Purchase of investments                        (18,846)  (30,160)  (57,066)
   Proceeds from sale of other real estate owned      415       287        96
   Loans made to customers in excess of
      principal collected                         (18,248)  (12,248)  (18,927)
   Capital expenditures                            (2,401)   (1,042)     (719)
   Purchase of annuity                                         (634)
Investment in service center                         (196)      (66)
                                                 --------  --------  --------
Net cash used in investing activities             (20,889)   (5,335)  (15,400)
                                                 --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits,
      NOW accounts, and savings accounts              (63)    5,131     9,925
   Net increase (decrease) in short-term
      borrowings                                   (2,622)      987    (3,166)
   Net increase (decrease) in time deposits        19,926    (3,588)    1,391
   Proceeds from issuance of stock                     11        34
  Stock reacquired                                              (61)       (6)
   Dividends paid                                  (2,770)   (1,745)     (876)
                                                 --------  --------  --------
      Net cash provided by financing activities    14,482       758     7,268
                                                 --------  --------  --------

   Net increase (decrease) in cash and
      due from banks                                 (629)      228    (2,036)

Cash and due from banks, beginning                 10,516    10,288    12,324
                                                 --------  --------  --------

Cash and due from banks, ending                  $  9,887  $ 10,516  $ 10,288
                                                 ========  ========  ========



    The accompanying notes are an integral part of the financial statements.

                                                     1995      1994     1993
                                                     ----      ----     ----

                                                      (Thousands of dollars)
Reconciliation of net income to net cash
   provided by operating activities:
      Net income                                  $  4,644  $  4,430  $ 4,662
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization               560       497      463
           Provision for losses on loans and
             real estate owned                         250       260      304
           Amortization of premium on investments      268       290      444

           Accretion of discount on investments       (178)     (142)    (136)

           Cash surrender value increase                (8)      (86)     (91)
           Net gain from disposal of other
             real estate                              (149)      (47)     (18)
           (Gain) loss on sale of investment
             securities                                 (4)       25     (156)
           (Gain) loss on sale of other assets          41      (145)
           Equity in income of service center          (62)      (30)      (2)
           Deferred compensation                       115       650       79
           Gain on trading account                                        (36)
           Market value adjustment - security                             (18)
           Deferred taxes                               82      (307)    (395)
           Changes in assets and liabilities:
             Trading securities                                         1,070
             Interest receivable                      (232)     (163)     405
             Prepaids and other assets                 (69)       31      (16)
             Unearned income                          (145)       49       29
             Interest payable                          412        27      (21)
             Taxes receivable/payable                  (25)     (287)    (792)
             Other liabilities                         278      (247)     321
                                                  --------  --------  -------

   Net cash provided by operating activities       $ 5,778  $  4,805  $ 6,096
                                                   =======  ========  =======

SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Acquisition of property in lieu of
         foreclosure                               $   671  $    270  $
      Dividends reinvested in common stock             701       491      273
      Land acquired on land contract                   475
      Two-for-one stock split in the form of a
         100% stock dividend                                            4,654


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES


         The consolidated financial statements of Baylake Corp. (the company) include the accounts of the company, its wholly-owned subsidiaries, Baylake Bank and Kewaunee County Banc-Shares, Inc., and their wholly-owned subsidiaries; Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., Baylake Investments, Inc., Baylake Insurance Agency, Inc., Baylake Bank-Kewaunee, BBK Investments, Inc., Karsten Resources, Inc., and Lufter Insurance Agency, Inc. All significant intercompany items and transactions have been eliminated.

         The accompanying prior period financial statements have been restated for the acquisition described in Note 11, which has been accounted for
         as a pooling of interests.  For purposes of   comparability, certain
         prior year amounts have been reclassified to conform with current year presentation.

         Baylake Bank owns a 49% interest in United Financial Services, Inc., a data processing service. The investment in this entity is carried
         under the equity method of accounting and the pro rata   share of its
         income (loss) is included in other revenue. Amounts paid to United Financial Services, Inc. for data processing services for the banks were $464,000, $439,000, and $353,000 in 1995, 1994, and 1993,
         respectively.


         The banks (Baylake Bank and Baylake Bank-Kewaunee) grant commercial, mortgage, and installment loans to customers substantially all of whom are located in the Door, Brown, and Kewaunee Counties of Wisconsin. Although the banks have diversified portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic condition of the local industrial businesses, and commercial, agricultural and tourism industries.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates
         and assumptions that affect the amounts reported in the   financial
         statements and accompanying notes. Actual results could differ from those estimates.


         Trading securities are carried at market value. Gains and losses on sales and changes in market values are included in other income.

         Investment securities classified as held to maturity are those securities which the bank has both the intent and the ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES (continued)

         Investment securities classified as available for sale are those securities which the bank has determined might be sold to manage interest rate risk or in response to changes in interest rates or other economic factors. While the company has no current intention of selling these securities, they may not be held to maturity.

         Investment securities available for sale are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount
         accretion are recognized as   adjustments to interest income.
         Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

         Loans are stated at face value, net of deferred loan origination fees (net of costs) and the allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding.

         Loan origination fees and related costs are deferred and the net deferred revenue is amortized over the term of the loans using the effective interest rate method.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic and international economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

         The company adopted SFAS No.'s 114 and 118, "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. The adoption of SFAS 114 did not result in additional provisions for credit losses.

         The accrual of interest income is discontinued when a loan  becomes 90
         days past due as to principal or interest.  When   interest accruals
         are discontinued, interest credited to income in the current year is reversed, and interest accrued in the prior year is charged to the
         allowance for loan losses.  If   collectibility is in doubt, cash
         receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES (continued)

         Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to operating expense over the estimated useful lives of the assets, using the straight-line and accelerated methods.

         Other real estate, which is included in other assets, comprises
         properties acquired through a foreclosure proceeding or   acceptance
         of a deed in lieu of foreclosure. These properties are carried at the lower of cost or fair value, minus estimated costs to sell, based on appraised value at the date acquired. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses. An allowance for losses on other real estate is maintained for subsequent valuation adjustments on a specific property basis.

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses, deferred loan origination fees, deferred compensation, mortgage loan servicing, market value
         adjustments of securities, and   depreciation for financial and income
         tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         The company and its subsidiaries file a consolidated federal income tax return. The subsidiaries provide for income taxes on a separate-return basis, and remit to the company amounts determined to be currently payable, if any.

         Primary earnings per share are based on the weighted average number of shares outstanding during each year.

         For purposes of the statement of cash flows, the company considers cash and due from banks as cash and cash equivalents.

         In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets
         and for Long-Lived Assets to be Disposed Of."  The company will adopt
         SFAS 121 effective January 1, 1996.  The   impact on the company's
         financial position and results of operations is not expected to be material.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES (continued)

         In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement requires that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The company will adopt SFAS 122 effective January 1, 1996. The impact on the company's financial position and results of operations is not expected to be material.

         In October 1995, the FASB issued SFAS No. 123 "Accounting for
         Stock-Based Compensation", which defines a fair value based   method
         of accounting for employee stock options or similar equity instruments granted after December 31, 1994. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 (APB 25), provided pro forma disclosures of net income and earnings per share are made as if
         the fair value based method of   accounting defined by SFAS No. 123
         had been applied. The company anticipates electing to continue to measure compensation cost related to employee stock purchase options using APB 25, and will provide pro forma disclosures as required in 1996.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

         The subsidiary banks are required to maintain average reserve balances by the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1995, was approximately $1,654,000.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES


         The amortized cost and estimated market values of investments are as follows:




                                                   December 31, 1995
                                  -------------------------------------------------
                                                Gross        Gross       Estimated
                                 Amortized    Unrealized   Unrealized       Market
                                   Cost         Gains        Losses          Value
                                  --------    ----------   -----------   ---------
                                                  (Thousands of dollars)
         Available For Sale
         U.S. Treasury and
           other U.S.
           government agencies     $11,177    $    168      $     24       $11,321
         Obligations of states
           and political
           subdivisions             13,105         247            30        13,322
         Mortgage-backed
           securities               38,537         282           389        38,430
         Other                         893                                     893
                                   -------    --------      --------       -------

                                   $63,712    $    697      $    443       $63,966
                                   =======    ========      ========       =======

         Held to Maturity
         ----------------

         Obligations of
             states and
             political
             subdivisions          $11,237    $    565      $     13       $11,789
         Other                         408                                     408
                                   -------     -------      --------       -------

                                   $11,645     $   565      $     13       $12,197
                                   =======     =======      ========       =======


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES (continued)




                                               December 31, 1994
                               -------------------------------------------------
                                                 Gross        Gross    Estimated
                                 Amortized    Unrealized   Unrealized     Market
                                    Cost         Gains       Losses        Value
                                  --------     ---------   ----------  ---------
                                                   (Thousands of dollars)
         Available For Sale
         ------------------
         U.S. Treasury and
            other U.S.
            government agencies
                                   $ 8,474        $           $   287    $ 8,187
         Obligations of states
            and political
            subdivisions             7,097             18         373      6,742
         Mortgage-backed
            securities              43,638             73       2,572     41,139
         Other                       3,059                         94      2,965
                                   -------        -------     -------    -------

                                   $62,268        $    91     $ 3,326    $59,033
                                   =======        =======     =======    =======

         Held to Maturity
         ----------------

         Obligations of states
            and political
            subdivisions           $13,605        $   483     $   259    $13,829
         Other                         408                        408
                                   -------        -------     -------    -------

                                   $14,013        $   483     $   259    $14,237
                                   =======        =======     =======    =======

         Results of sales of securities were as follows:


                                Held for
                              Investment               Available for Sale
                              ----------        --------------------------------
                                1995              1995         1994        1993
                              ----------          ----         ----        ----
         Proceeds                 $504            $5,878      $9,706     $22,474
         Realized gains              4                34         103         337
         Realized losses                              34         128         181

A security that had been designated as held to maturity, having an amortized cost basis of $500,000, was called by the issuer with a call premium being received.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (continued)

         The amortized cost and estimated market value of investments at December 31, 1995, by contractual maturity, are shown below. Expected
         maturities will differ from contractual maturities   because borrowers
         may have the right to call or prepay obligations with or without call or prepayment penalties.



                                      Available for Sale              Held to Maturity
                                      ------------------              ----------------
                                                  Estimated                  Estimated
                                    Amortized     Market       Amortized     Market
                                      Cost          Value         Cost         Value
                                    ---------     ---------    ---------     ---------
                                                  (Thousands of dollars)
         Due in one year or less     $ 1,763       $ 1,765       $ 2,407        $ 2,441
         Due after one year
           through five years         10,933        11,086         6,314          6,711
         Due after five years
           through ten years           7,050         7,128         1,714          1,753
         Due after ten years           5,429         5,557         1,210          1,292
                                     -------       -------       -------        -------
                                      25,175        25,536        11,645         12,197

         Mortgage-backed
           securities                 38,537        38,430
                                     -------       -------       -------        -------
                                     $63,712       $63,966       $11,645        $12,197
                                     =======       =======       =======        =======

         Securities pledged to secure public and trust deposits and borrowed funds had a carrying value of $6,780,000 and a market value of $6,706,000 at December 31, 1995, and a carrying value of $9,829,000 and a market value of $9,229,000 at December 31, 1994.




NOTE 4 - LOANS


         Major classifications of loans are as follows:


                                                        December 31,      December 31,
                                                            1995              1994
                                                       ------------       ------------
                                                           (Thousands of dollars)
         Commercial, financial, and agricultural         $129,712             $117,510
         Real estate - construction                         6,378                5,881
         Real estate - mortgage                            62,271               53,464
         Installment                                       12,522               16,616
                                                         --------             --------
                                                          210,883              193,471
           Less:  Deferred loan origination fees,
                      net of costs                           (653)                (798)
                                                         --------             --------
             Net loans                                   $210,230             $192,673
                                                         ========             ========


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LOANS (continued)

         Loans available for sale were $639,000 at December 31, 1995. There were none at December 31, 1994.

         Certain directors and executive officers of the company and the subsidiary banks, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the subsidiaries during 1995 and 1994. Such loans were made in the ordinary course of business at normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The aggregate dollar amount of these loans was $8,387,000 and $7,639,000 at December 31, 1995 and 1994, respectively. During 1995, $2,995,000 of new loans were made and repayments totalled $2,247,000.

         Loans on which the accrual of interest has been discontinued or reduced amounted to $846,000 and $1,536,000 at December 31, 1995 and 1994, respectively. If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $74,000 and $117,000 for 1995 and 1994, respectively. Interest income which has been recorded amounted to $34,000 and $58,000 for 1995 and 1994, respectively, for these nonaccrual loans.

         Changes in the allowance for loan losses were as follows:

                                                    1995          1994           1993
                                                    ----          ----           ----
                                                         (Thousands of dollars)
         Balance at beginning of year               $2,534      $2,434          $2,253
         Provision charged to operations               250         260             304
         Recoveries                                     41         111              57
         Loans charged off                            (208)       (271)           (180)
                                                    ------       -----          ------

         Balance at end of year                     $2,617      $2,534          $2,434
                                                    ======      ======          ======



         The provision for credit losses charged to expense is based upon each
         bank's credit loss experience and an evaluation of   potential losses
         in the current loan portfolio, including the evaluation of impaired
         loans under SFAS 114.  A loan is   considered to be impaired when,
         based upon current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LOANS (continued)


         The following is a summary of activity in investment in loans that
         have declined in value and related interest income and   allowance for
         credit losses accounts:

                                                                     1995
                                                                     ----

                                                           (Thousands of Dollars)
         Impaired loans at December 31                              $3,904

         Impaired loans at December 31 allowed for                  $2,154

         Average impaired loans during the period                   $2,709

         Interest income recognized while loans
            impaired                                                $  100

         Interest income using a cash-basis method                  $  120

         Allowance as of January 1 (date of adoption)               $  239
         Additions during the year                                     131
         Recoveries of amounts previously allowed for                 (131)
                                                                    ------

         Balance at December 31                                     $  239
                                                                    ======


NOTE 5 - BANK PREMISES AND EQUIPMENT


                                                    1995         1994          1993
                                                    ----         ----          ----

                                                         (Thousands of dollars)
         Land                                     $  2,163      $ 1,069         $  845
         Buildings and improvements                  6,968        5,686          5,431
         Equipment                                   4,925        4,132          3,710
                                                  --------      -------        -------
                                                    14,056       10,887          9,986
         Less accumulated depreciation               5,404        4,957          4,604
                                                  --------      -------         ------

                                                  $  8,652      $ 5,930         $5,382
                                                  --------      -------         ------

         Depreciation expense                     $    553      $   461         $  421
                                                  ========      =======         ======


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - OTHER REAL ESTATE


         Other real estate ($378,000 in 1995, $512,000 in 1994, and  $496,000
         in 1993, net of an allowance for other real estate   losses of
         $378,000 in 1995, $392,000 in 1994, and $406,000 in 1993) is included in other assets.

         Net cost of operation of other real estate is summarized below:


                                                      1995         1994           1993
                                                      ----         ----           ----

                                                           (Thousands of dollars)
         Loss on disposition of properties
           and other costs                          $  66         $  45          $  41
         Gain on disposition of properties
           and expense recoveries                    (150)          (49)           (26)
                                                    -----         -----          -----

         Net costs (gains)                          $ (84)        $  (4)         $  15
                                                    =====         =====          =====

         Changes in the allowance for losses on other real estate were as follows:

                                                      1995         1994           1993
                                                      ----         ----           ----

                                                           (Thousands of dollars)
         Balance at beginning of year               $ 392        $ 406           $ 436
         Provisions charged to cost of
           operation of other real estate
         Amounts related to properties disposed       (14)         (14)            (30)
                                                    -----        -----           -----

         Balance at end of year                     $ 378        $ 392           $ 406
                                                    =====        =====           =====


NOTE 7 - SHORT-TERM BORROWINGS


         Short-term borrowings consisted of the following at December 31:


                                                      1995         1994         1993
                                                      ----         ----         ----
                                                           (Thousands of dollars)
         Federal funds purchased                   $  774        $1,634         $
         Securities sold under agreements
           to repurchase                              754         2,515          3,162
                                                   ------        ------         ------


                                                   $1,528        $4,149         $3,162
                                                   ======        ======         ======


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHORT-TERM BORROWINGS (continued)

         The average outstanding balance of total short-term borrowings amounted to $4,410,000 in 1995 and $5,974,000 in 1994. The weighted- average interest rate on these borrowings was 5.7% for 1995
         and 3.6% for 1994.  The average outstanding balance is   determined on
         a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term
         borrowings by the average balance for the   year.


         The maximum amount outstanding at any month end was $10,595,000 during 1995 and $17,133,000 during 1994.



NOTE 8 - LONG-TERM DEBT


         Long-term debt consists of the following at December 31, 1995:

           Land contract requiring annual principal payments of $53,000 plus interest calculated at prime + 1/4%. $475,000


NOTE 9 - DIVIDENDS AND CAPITAL RESTRICTIONS

         Cash dividends per share of the company and its acquired subsidiary to outside shareholders were as follows:



                                                      1995         1994        1993
                                                      ----         ----        ----

         Baylake Corp.                               $1.14       $1.02        $ .58
         Kewaunee County Banc-Shares,
           Inc.                                                   2.50         4.00
         Equivalent shares after pooling              1.14         .98          .51

         Dividends per equivalent shares after pooling is calculated as if the pooling was in effect for the entire year of each year reported. Conversion to equivalent shares was made at the agreed upon exchange
         ratio of 15.69 shares of Baylake Corp.   stock per share of Kewaunee
         County Banc-Shares, Inc., stock.

         As of December 31, 1995, undistributed earnings of the subsidiaries, included in consolidated retained earnings, available for distribution to the company as dividends without prior approval of regulatory authorities was $17,403,000.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - DIVIDENDS AND CAPITAL RESTRICTIONS (continued)

         Federal Reserve Board standards require banks and bank holding companies to maintain capital based on "risk-adjusted" assets. At December 31, 1995, all banks were required to meet a minimum ratio of 8% of qualifying total capital to risk-adjusted total assets and a ratio of at least 4% of Tier 1 capital to risk- adjusted assets. The minimum leverage ratio requirement is to maintain Tier 1 capital of
         at least 3% of average quarterly   assets.


         The Tier 1 capital, total (Tier 1 and Tier 2) capital and leverage ratios for the company at December 31, 1995, were 16.7%, 17.9%, and 12.1%, respectively.



NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         The banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees.

         The banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contract or notional amount of those instruments. The banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.


                                                                                       Contract or
                                                                                     Notional Amount
                                                                                   -------------------
                                                                                    1995          1994
                                                                                  --------      --------
                                                                                  (Thousands of dollars)
         Financial instruments whose contract
           amounts represent credit risk:
            Commitments to extend credit                                          $48,950        $45,265
            Standby letters of credit and
              financial guarantees written                                            912          1,155


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the banks upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.


         Standby letters of credit and financial guarantees written are conditional commitments issued by the banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The guarantees expire in decreasing amounts through 1999, with the
         majority expiring within one year.  The credit risk   involved in
         issuing letters of credit is essentially the same  as that involved in
         extending loan facilities to customers.   The banks do not require
         collateral as support for the  commitments.  Collateral is obtained
         based on loan policies   upon use of a commitment by a customer.



NOTE 11 - ACQUISITION

         On August 31, 1994, Baylake Corp. acquired all of the outstanding common shares of Kewaunee County Banc-Shares, Inc. (KCB), of Kewaunee, Wisconsin, in exchange for 574,756 shares of Baylake Corp. common stock. At December 31, 1993, KCB had total assets of approximately $61 million.

         The acquisition has been accounted for as a pooling of interests. The following table shows the effect of their results of operations for the periods prior to combination:

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - ACQUISITION (continued)



                                                                                  Kewaunee
                                                                                    County
                                                         Baylake Corp.        Banc-Shares       Combined
                                                         -------------        -----------       --------

                                                                        (Thousands of dollars)
         1994 Total revenue                                    $20,466             $3,299        $23,765
              Net interest income                               12,237              1,661         13,898
              Net income                                         3,623                807          4,430

         1993 Total revenue                                     17,929              5,236         23,165
              Net interest income                               10,443              2,518         12,961
              Net income                                         3,703                959          4,662

         Kewaunee County Banc-Shares 1994 amounts are through the August 31, 1994, date of combination. Baylake Corp. 1994 amounts include the consolidated amounts from Kewaunee County Banc-Shares for the period
         of September 1, 1994, to   December 31, 1994.

         Merger expenses of $262,000 related to the acquisition were   charged
         to expense during 1994. The after-tax impact of these expenses on earnings per share was $.09.



NOTE 12 - PENSION PLAN


         The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. A defined contribution pension plan covering all employees who qualified as to age and length of service also existed through December 31, 1994, for employees of Kewaunee County Banc-Shares, Inc. The plan was terminated at December 31, 1994, and all participants became fully vested. The employer contributions paid and expensed under all plans for 1995, 1994, and 1993, totalled $341,000, $223,000, and $216,000, respectively.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - PENSION PLAN (continued)


         Certain officers and directors of the company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Due to the acquisition discussed in Note 12, certain individuals became fully vested during 1994. Amounts charged to expense were $193,000 in 1995, $677,000 in 1994,
         and   $137,000 in 1993.



NOTE 13 - INCOME TAX EXPENSE

         Effective January 1, 1993, the company changed its method of accounting for income taxes from the deferred method to the liability method required by STATEMENT OF FINANCIAL ACCOUNTING Standards No. 109 (SFAS 109), "Accounting for Income Taxes." As
         permitted under the new rule, prior years' financial   statements have
         not been restated. The cumulative effect of adopting this statement as of January 1, 1993, was immaterial to net income.


         The following is a summary of the components of the provisions  for
         income taxes and deferred income taxes, and a   reconciliation of the
         U.S. statutory income tax rate to the   effective income tax rate.

         Provision for income taxes:

                                                              Liability         Liability       Deferred
                                                                Method            Method         Method
                                                                 1995              1994           1993
                                                              ---------         ---------       --------

                                                                        (Thousands of dollars)
         Taxes currently payable
           Federal                                              $1,753            $1,755          $1,762
           State                                                   313               403             412
                                                                ------            ------          ------
                                                                 2,066             2,158           2,174
                                                                ------            ------          ------
         Deferred income taxes
           Federal                                                  71              (283)           (215)
           State                                                    12               (45)            (36)
                                                                 ------           ------          ------
                                                                    83              (328)           (251)
                                                                ------            ------          ------
             Total expense                                      $2,149            $1,830          $1,923
                                                                ------            ------          ------

         Income tax expense (benefit) associated with realized securities gains (losses) was $2,000, $(10,000), and $76,000 for 1995, 1994 and 1993,
         respectively.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAX EXPENSE (continued)

          Provisions for deferred income taxes:

                                                 Liability     Liability      Deferred
                                                  Method        Method         Method
                                                   1995          1994           1993
                                                 ---------     --------       --------

                                                         (Thousands of dollars)
         Deferred loan origination
           fees                                    $   57      $  (20)         $  (12)
          Depreciation                                 48          39              35
          Provision for loan and other
            real estate losses                        (33)        (66)            (72)
           Mortgage loan servicing                    (10)        (55)           (156)
           Provision for deferred
             compensation                              64        (255)            (43)
           Other                                      (43)         29              (3)
                                                   ------      ------          ------

                                                   $   83      $ (328)         $ (251)
                                                   ======      ======          ======

         The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                                 Liability     Liability      Deferred
                                                  Method        Method         Method
                                                   1995          1994           1993
                                                 ---------     ---------      --------

                                                         (Thousands of dollars)
         Income tax based on
           statutory rate                          $2,310      $2,128          $2,239
         Environmental tax                              5           5               4
         State income taxes net of
           federal tax benefit                        214         228             248
                                                   ------      ------          ------
                                                    2,529       2,361           2,491

         Effect of tax-exempt interest
           income                                    (345)       (458)           (565)
         Other                                        (35)        (73)             (3)
                                                   ------      ------          ------

             Provision based on
               effective tax rates                 $2,149      $1,830          $1,923
                                                   ======      ======          ======


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAX EXPENSE (continued)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing tax benefits of a portion of loan loss and mortgage servicing differences. The following is a summary of the significant
         components of the company's deferred tax   assets and liabilities as
         of December 31, 1995 and 1994:


                                                     1995           1994
                                                     ----           ----

                                                   (Thousands of dollars)

         Deferred tax assets
           Allowance for loan losses                 $  640       $  608
           Deferred loan origination fees               258          315
           Deferred compensation                        575          639
           Mortgage loan servicing                      425          417
           Nonaccrual loans                              46           39
           Accrued vacation pay                          40           34
           Stock option accrued compensation             12            7
           Other
           Market value adjustment on securities
             available for sale                                    1,240
                                                     ------       ------
                 Gross deferred tax assets            1,996        3,299

           Valuation allowance for deferred
             tax assets                                (550)        (550)
                                                     ------       ------

                 Net deferred tax assets              1,446        2,749
                                                     ------       ------

           Deferred tax liabilities
             Depreciation                               632          584
             Market value adjustment on securities
               available for sale                        77
           Other                                         11           40
                                                     ------       ------

                 Total deferred tax liabilities         720          624
                                                     ------       ------

                 Net deferred asset                  $  726       $2,125
                                                     ======       ======


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - EARNINGS AND DIVIDENDS PER SHARE

         Earnings and dividends per share are based on the weighted average number of shares outstanding for the year as follows: 2,452,687 for 1995, 2,445,350 for 1994, and 2,432,809 for 1993. The dilutive effect of stock options is not included since it would reduce earnings per share by less than 3% and is therefore, not material.


         All per share amounts have been retroactively adjusted to give effect to the pooling of interests in 1994 and the 100% stock dividend declared in August 1993.



NOTE 15 - OTHER INCOME


         Other income is comprised of no amounts which are individually greater than 1% of total interest income and total other income.



NOTE 16 - OTHER OPERATING EXPENSES


                                                      1995         1994            1993
                                                      ----         ----            ----
                                                            (Thousands of dollars)
         FDIC assessment                             $  292       $  544         $  524
         Other (individually, less than 1%
           of total income and total other
           income)                                    2,266        2,038          1,783
                                                     ------       ------         ------


                                                     $2,558       $2,582         $2,307
                                                     ======       ======         ======


NOTE 17 - STOCK OPTION PLAN


         The company has a non-qualified stock option plan under which certain officers and key salaried employees may purchase shares of the company's stock at an established exercise price. Unless earlier terminated, these options will expire ten years from the date of grant. The options become exercisable 20% per year, commencing one year from date of grant.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTION PLAN (continued)

         Activity in the plan for 1995, 1994, and 1993 is summarized as follows:

                                         1995                             1994                      1993
                            --------------------------       -------------------------     ---------------------
                               Number         Option           Number       Option           Number     Option
                             of Shares         Price         of Shares       Price         of Shares     Price
                            -----------  -------------       ----------  -------------     ----------   --------
Outstanding at
  beginning of
  year                       67,600      $14.00 - 28.50      34,000      $        14.00                 $
    Granted                  36,000               34.50      36,000               28.50    34,000        14.00
    Exercised                  (800)              14.00      (2,400)              14.00
                            -------                          ------                        ------

Outstanding at
  end of year               102,800       14.00 - 34.50      67,600       14.00 - 28.50    34,000        14.00
                            =======                          ======                        ======

Exercisable at
  end of year                17,600       14.00 - 28.50       4,400               14.00    34,000        14.00
                            =======                          ======                        ======

          In January 1996, options to purchase an additional 36,000 shares
          were granted.  The exercise price was established at   100% of the
          fair market value of the stock on the date of grant, or $26.75 per share.

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          Provided below is the information required by STATEMENT OF
          FINANCIAL ACCOUNTING STANDARDS NO. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107). These amounts represent estimates of fair values at a point in time. Significant estimates regarding economic conditions, loss experience, risk characteristics
          associated with particular   financial instruments and other factors
          were used for the purposes of this disclosure. These estimates are subjective in nature and involve matters of judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could have a material impact on the amounts estimated.


          Many of the company's financial instruments lack an available trading market. Furthermore, most of the financial instruments are intended to be held to maturity. Therefore, it is not probable that the fair values shown will be realized in a current transaction.


          The estimated fair values disclosed do not reflect the value of assets and liabilities that are not considered financial instruments. In addition, the significant value of long-term relationships with depositors and other customers are not reflected.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        NOTE
18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
        (continued)


     A. CASH AND DUE FROM BANKS


        These instruments are, by definition, short-term and do not present any unanticipated credit issues. Therefore, the carrying amount is a reasonable estimate of fair value.

     B. INVESTMENT SECURITIES

        The estimated fair values of securities are provided in   Note 3 to the
        financial statements.  These are based on   quoted market prices, when
        available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     C. LOANS

        The carrying amount (total outstandings excluding unearned income and reserve for loan losses) and estimated fair value of loans outstanding at December 31, 1995, are $210,230,000 and $211,531,000, respectively.
        In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made so as to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions.

     D. DEPOSITS

        The carrying amount and estimated fair value of deposits outstanding at December 31, 1995, are $266,980,000 and $267,433,000, respectively.
        Under SFAS 107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the company receives from the low-cost, long-term funding they provide. These benefits are significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS  (continued)

             similar remaining maturities. Because of the repricing characteristics and the competitive nature of the company's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

          E. SHORT-TERM BORROWINGS

             Short-term borrowings reprice frequently and therefore the carrying amount is a reasonable estimate of fair value.

          F. COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND LETTERS OF CREDIT


             Pricing of these financial instruments is based on the credit quality and relationship, fees, interest rates, probability of funding, and compensating balance and other covenants or requirements. Loan commitments generally have fixed expiration dates, are variable rate and contain termination and other clauses which provide for relief from funding in the event that there is a significant deterioration in the credit quality of the customer. Many loan commitments are expected to, and typically do, expire without being drawn upon. The carrying amounts are reasonable estimates of the fair value of these financial instruments. Carrying amounts are comprised of the unamortized fee income and, where necessary, reserves for any expected credit losses from these financial instruments.


NOTE 19 - COMMITMENTS AND CONTINGENT LIABILITY

          One of the subsidiaries of the company is a defendant in a legal action. Management believes that the action is without merit and that the ultimate liability, if any, resulting from it will not materially affect the company's financial statements.


          Subsequent to December 31, 1995, the company entered into a contract to construct a building for $1,055,000.

          On March 13, 1996, the company entered into an agreement and plan of acquisition to purchase all of the stock of a one bank holding company in Wisconsin. The plan is subject to approval of regulatory agencies and the boards of directors of each company. The purchase price is $13,800,000 plus net ordinary income of the bank for 1996 up to the effective date of the transaction.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                                BAYLAKE CORP.
                            (Parent Company Only)
                           CONDENSED BALANCE SHEETS
                                 December 31


                                                      1995          1994
                                                      ----          ----
                                                  (Thousands of dollars)

         ASSETS
Cash in bank                                      $ 2,771        $ 1,994
Dividend receivable                                                  539
Receivable from subsidiary                              6             23
Investment in subsidiaries                         34,080         30,222
                                                  -------        -------

        Total assets                              $36,857        $32,778
                                                  =======        =======

            LIABILITIES AND STOCKHOLDER
               EQUITY

Liabilities
  Dividends payable                                 $ 564        $   539
  Accrued expenses                                     18
                                                  -------        -------

      Total liabilities                               582            539

Stockholder equity                                 36,275         32,239
                                                  -------        -------

        Total liabilities and
           stockholder equity                     $36,857        $32,778
                                                  =======        =======

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
                                 (continued)

                                BAYLAKE CORP.
                            (Parent Company Only)
                        CONDENSED STATEMENT OF INCOME
                                 December 31


                                         1995             1994            1993
                                         -----            ----            ----
                                                 (Thousands of dollars)
Income
  Dividends from subsidiaries           $2,923          $2,554          $1,087
  Interest income                           85              51              38
                                        ------          ------          ------

Total income                             3,008           2,605           1,125
                                        ------          ------          ------

Expenses
  Other                                     34             171              30
  Income taxes                              18              (2)              3
                                        ------          ------          ------

    Total expenses                          52             169              33
                                        ------          ------          ------

    Income before equity in
      undistributed net
      income of subsidiaries             2,956           2,436           1,092

Equity in undistributed net
  income of subsidiaries                 1,688           1,994           3,570
                                        ------          ------          ------

    NET INCOME                          $4,644          $4,430          $4,662
                                        ======          ======          ======


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
               (continued)

                                 BAYLAKE CORP.
                             (Parent Company Only)
                       CONDENSED STATEMENT OF CASH FLOWS
                                  December 31

                                                              1995       1994     1993
                                                              -----      ----     ----
                                                            (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash paid to suppliers                                      $ (34)   $ (172)  $  (30)
  Interest received                                              85        51       38
  Dividends received                                          3,462     2,294    1,057
  Income taxes paid                                              23        (3)      (8)
                                                            -------    ------   ------

    Net cash provided by operating
      activities                                              3,536     2,170    1,057
                                                            -------    ------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                             (2,770)   (1,544)    (784)
  Issuance of stock                                              11        34
  Repurchase of stock                                                    (61)
                                                            -------   ------   --------
    Net cash used by financing
      activities                                             (2,759)  (1,571)     (784)
                                                            -------  -------   -------
    Net increase in cash                                        777      599       273
Cash at beginning of year                                     1,994    1,395     1,122
                                                            -------  -------   -------

Cash at end of year                                         $ 2,771   $1,994   $ 1,395
                                                            =======  =======   =======

Reconciliation of net income to net
  cash provided by operating
  activities:
    Net income                                              $ 4,644  $ 4,430   $ 4,662
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Undistributed earnings
          of subsidiary                                      (1,688)  (1,994)   (3,570)
        Change in receivable
          from subsidiary                                        23       (3)
        Change in dividends
          receivable                                            539     (260)      (30)
        Change in accrued expenses                               18       (3)      (5)
                                                             ------   ------   ------

      Net cash provided by operating
        activities                                           $3,536   $2,170   $1,057
                                                             ======   ======   ======

SUPPLEMENTAL SCHEDULE OF
  NONCASH FINANCING ACTIVITIES:
    Dividends reinvested in common
    stock                                                    $  701   $  491   $  273


                                    PART III

The following items are incorporated by reference to the Registrant's Proxy Statement to be filed pursuant to Regulation 14A for its 1996 Annual Meeting of Shareholders (the "1996" Proxy Statement").


Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference to "Baylake Corp. - Management" and "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" under "Matters to be Considered at the Baylake Annual Meeting" in the 1996 Proxy Statement.


Item 11.         EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to "Director Fees and Benefits", "Executive Compensation", "Board of
Directors/Compensation Committee Report on Management Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" under "Matters to be Considered at the Baylake Annual Meeting" in the 1996 Proxy Statement.


Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference to "Matters to be Considered at the Baylake Annual Meeting - Ownership of Baylake Common" in the 1996 Proxy Statement.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference to "Matters to be Considered at Baylake Annual Meeting - Election of certain directors whose terms will expire."

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  See "Table of Contents" immediately following Item 9
  (b)  See the following "Exhibit Index"
  (c)  No reports on Form 8-K.


                                 BAYLAKE CORP.
                               (the "Registrant")

                                 EXHIBIT INDEX
                                       TO
                        1995 ANNUAL REPORT ON FORM 10-K

   Exhibit                                                   Incorporated Herein               Filed
   Number             Description                                By Reference                 Herewith
   -------            -----------                            -------------------              --------
  2.1         Agreement and Plan of Acquisition                                                   X
              dated March 13, 1996 between the
              Registrant and Four Seasons of
              Wisconsin Corp.

  2.2         Agreement and Plan of Reorganization        Exhibit 2.1 to Registrant's
              dated as of February 18, 1994               Annual Report on Form 10-K
              among the Registrant, Kewaunee              for the year ended
              Acquisition Corp. ("KAC") and               December 31, 1993
              Kewaunee County Banc-Shares, Inc.           ("1993 10-K")
              ("KCB")

  2.3         Merger Agreement dated as of March 30,      Exhibit 2.2 to 1993 10-K
              1994 among the Registrant, KAC and KCB

  3.1         Articles of Incorporation, as amended       Exhibit 3.1 to 1993 10-K

  3.2         Bylaws, as amended                          Exhibit 3.2 to 1993 10-K

 10.1**       Registrant's 1993 Stock Option Plan         Exhibit A to Registrant's Proxy
                                                          Statement for 1993 Annual
                                                          Meeting of Shareholders

 10.2**       Registrant's Pay-for-Performance            Description thereof under
              (bonus) Program                             "Board of Directors/Compensation
                                                          Committee Report on Management
                                                          Compensation" in Registrant's
                                                          Proxy Statement for the 1994
                                                          Annual Meeting of Shareholders

 10.3**       Registrant's Deferred Compensation          Exhibit 10.3 to 1993 10-K
              Agreement with Thomas L. Herlache

 10.4**       Registrant's Agreement for Early            Exhibit 10.4 to 1993 10-K
              Retirement with Ronald D. Berg

 10.5**       Deferred Compensation and Salary            Exhibit 10.4 to the Registrant's
              Continuation Agreement with Richard         Registration Statement on Form
              A. Braun                                    S-4, No. 33-81184

 21           List of Subsidiaries                                                                X

 23           Consent of Smith & Gesteland                                                        X

 24           Power of Attorney (contained on the                                                 X
              Signature Page)

 27           Financial Data Schedule                                                             X


 * Excluding schedules and exhibits, which are identified in such document. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

** Designates management contracts or compensatory plans or arrangements filed as exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BAYLAKE CORP.



                                    By:   Steven D. Jennerjohn
                                        -----------------------------
                                          Steven D. Jennerjohn
                                          Treasurer

                                   Date:  March 25, 1996
                                        -----------------------------

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Thomas L. Herlache, Steven D. Jennerjohn and Daniel F. Maggle, and each of them, his true lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and his name, place and stead, in any and all capacities, to sign and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission and any state securities commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

                                ------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, this reports has been signed by the following persons in the capacities and on these dates indicated.*


            Thomas L. Herlache                          L. George Evenson
       -----------------------------               ----------------------------
             Thomas L. Herlache                     L. George Evenson, Director
  President, Chief Executive Officer and
  Director (Principal Executive Officer)


           Steven D. Jennerjohn                           Glenn Miller
       -----------------------------               ----------------------------
            Steven D. Jennerjohn                      Glenn Miller, Director
                 Treasurer
(Principal Financial and Accounting Officer)

                                                            Ruth Nelson
       ----------------------------                ----------------------------
          Ronald D. Berg, Director                     Ruth Nelson, Director


              Marie Bertschinger                        William C. Parsons
        ----------------------------               ----------------------------
        Marie Bertschinger, Director               William C. Parsons, Director


                                                         Richard A. Braun
        ----------------------------               ----------------------------
           Ivan Bissen, Director                    Richard A. Braun, Director

                John W. Bunda
        ----------------------------               ----------------------------
          John W. Bunda, Director                  Ellsworth Peterson, Director


              John D. Collins
       ----------------------------                ----------------------------
         John D. Collins, Director                    Joseph Morgan, Director

            George Delveaux, Jr.
        ----------------------------
       George Delveaux, Jr., Director


*Each of the above signatures is affixed as of March 25, 1996.