Form 10-Q
period 1996-03-31
BAYLAKE CORP
filed 1996-05-15
CIK 275119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     MARCH  31, 1996

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                -------------------        -------------------

Commission file number          0-8679
                      --------------------------------------------------------

                                BAYLAKE CORP.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                      39-1268055
- ------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

217 North Fourth Ave.,  Sturgeon Bay,   WI                      54235
- ------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                (414)-743-5551
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    None
- ------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

                     Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 13, 1996.

                             $5.00 Par Value Common
                                2,452,937 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX





PART I - FINANCIAL INFORMATION                      PAGE NUMBER

Item 1.

Consolidated Condensed Balance Sheets                    3
  as of March 31, 1996 and December 31, 1995

Consolidated Condensed Statement of Income               4
  Three months ended March 31, 1996
  and 1995

Consolidated Statement of Cash Flows                   5 - 6
  Three months ended March 31, 1996 and 1995

Note to Consolidated Condensed Financial Statements    7 - 8

Item 2.

Managements Discussion and Analysis of Financial       9 - 16
  Condition and Results of Operations



PART II.  OTHER INFORMATION                              17

Signatures                                               18

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                           (In thousands of dollars)



                                                                           MARCH 31         DECEMBER 31
                                ASSETS                                       1996              1995
                                                                           --------         -----------
 Cash and due from Banks                                                   $  8 785          $  9 887

 Investment securities available for
   sale (at market)                                                          62 399            63 966

 Investment securities held to maturity (market value
   $11,611 on 3/31/96; $12,197 on 12/31/95)                                  11 251            11 645


 Federal funds sold                                                           2 738             1 380


 Loans                                                                      217 847           210 230
   Less:  Allowance for loan losses                                          (2 707)           (2 617)
                                                                           --------          --------

 Loans, net of allowance for loan losses                                    215 140           207 613

 Bank premises and equipment                                                  9 365             8 652

 Accrued interest receivable                                                  2 566             2 227

 Income tax receivable                                                                            262

 Deferred income taxes                                                          856               726

 Other assets                                                                 2 906             3 070
                                                                           --------          --------
      TOTAL ASSETS                                                         $316 006          $309 428
                                                                           ========          ========

                             LIABILITIES

 Domestic Deposits
   Non-interest bearing deposits                                           $ 29 986          $ 33 887
   Interest bearing deposits
     Now                                                                     32 410            36 945
     Savings                                                                 84 729            84 448
     Time, $100,000 and over                                                 21 964            11 523
     Other time                                                              99 660           100 177
                                                                           --------          --------

   Interest bearing deposits                                               $238 763          $233 093
                                                                           --------          --------

 Total deposits                                                            $268 749          $266 980


 Short term borrowings                                                        6 789             1 528

 Long term debt                                                                 422               475

 Accrued income taxes                                                           139

 Accrued expenses and other liabilities                                       3 276             3 606

 Dividends payable                                                                                564
                                                                           --------          --------
      TOTAL LIABILITIES                                                    $279 376          $273 153
                                                                           --------          --------

                         STOCKHOLDERS EQUITY

 Common Stock $5.00 par value - authorized
   10,000,000 shares; issued 2,454,881 shares
   on 3/31/96 and 12/31/95;  outstanding
   2,452,937 shares on 3/31/96 and 12/31/95                                $ 12 274          $ 12 274

 Additional paid-in capital                                                   5 954             5 954

 Reserve for market adjustment of
   securities                                                                   (74)              176

 Retained earnings                                                           18 526            17 920

 Treasury Stock                                                                 (49)              (49)
                                                                           --------          --------
      TOTAL STOCKHOLDERS EQUITY                                              36 630            36 275
                                                                           --------          --------
 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                 $316 006          $309 428
                                                                           ========          ========

 See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)



                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31

                                                                         1996                 1995
                                                                         ------             --------
 Interest Income

   Interest and fees on loans                                               $ 4 869           $  4 643
   Interest on investment securities
     Taxable                                                                    741                827
     Exempt from federal income tax                                             358                314
   Other interest income                                                         27                 21
                                                                           --------           --------
     Total Interest Income                                                    5 995              5 805

 Interest Expense

   Interest on deposits                                                       2 560              2 231
   Interest on short term borrowings                                             50                129
   Interest on long term debt                                                    10
                                                                           --------           --------
     Total Interest Expense                                                   2 620              2 360
                                                                           --------           --------
 Net Interest Income                                                          3 375              3 445

 Provision for loan losses                                                       94                 77
                                                                           --------           --------
   Net interest income after
   provision for loan losses                                                  3 281              3 368
                                                                           --------           --------
 Other Income

   Fees for fiduciary activities                                                137                 81
   Fees from loan servicing                                                     283                 98
   Fees for other services to customers                                         329                262
   Securities gains (losses)                                                      0                  0
   Other income                                                                  93                 57
                                                                           --------           --------
     Total Other Income                                                         842                498
                                                                           --------           --------

 Other Expenses

   Salaries and employee benefits                                             1 577              1 319
   Occupancy expense                                                            190                132
   Equipment expense                                                            185                150
   Data processing and courier                                                  125                104
   FDIC insurance expense                                                         1                152
   Operation of other real estate                                              (170)                10
   Other operating expense                                                      540                441
                                                                           --------           --------
     Total Other Expenses                                                     2 448              2 308
                                                                           --------           --------
 Income before income taxes                                                   1 675              1 558
                                                                           --------           --------
 Income tax expense (benefit)                                                   504                479
                                                                           --------           --------
 Net Income                                                                $  1 171           $  1 079
                                                                           ========           ========

 Net Income per share (1)                                                     $0.48              $0.44

 Cash dividends per share                                                     $0.23              $0.22

(1) Based on 2,452,937 shares average outstanding in 1996 and 1995.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)





                                                                                    THREE  MONTHS  ENDED  MARCH 31
                                                                                    ------------------------------
                                                                                      1996                  1995
                                                                                    --------              --------
                                                                                         (thousands of dollars)
 Cash flows from operating activities:
   Interest received from:
     Loans                                                                           $  4 637              $  4 366
     Investments                                                                        1 044                 1 104
   Fees and service charges                                                               840                   457
   Interest paid to depositors                                                         (2 385)               (1 900)
   Interest paid to others                                                                (89)                 (119)
   Cash paid to suppliers and employees                                                (2 746)               (2 629)
   Income taxes paid                                                                     (104)                 (104)
                                                                                     --------              --------

     Net cash provided by operating activities                                          1 197                 1 175


 Cash flows from investing activities
   Principal payments received on investments                                           2 903                 5 769
   Purchase of investments                                                             (2 713)               (3 393)
   Proceeds from sale of other real estate owned                                          220                    16
   Loans made to customers in excess of principal collected                            (7 658)               (5 352)
   Capital expenditures                                                                  (902)                 (808)
                                                                                     --------              --------

     Net cash (used) provided in investing activities                                  (8 150)               (3 768)

 Cash flows from financing activities:

   Net increase (decrease) in demand deposits, NOW accounts
     and savings accounts                                                              (8 153)              (17 482)
   Net increase (decrease) in advances from borrowers                                   5 209                 5 151
   Net increase (decrease) in time deposits                                             9 923                13 138
   Dividends paid                                                                      (1 128)               (1 079)
                                                                                    ---------              --------

     Net cash used in financing activities                                              5 851                  (272)
                                                                                    ---------              --------

 Net increase (decrease) in cash and cash equivalents                                  (1 102)               (2 865)
 Cash and cash equivalents, beginning                                                   9 887                10 516
                                                                                     --------              --------
 Cash and cash equivalents, ending                                                   $  8 785              $  7 651


                                                                                       1996                  1995
                                                                                     --------              --------
                                                                                         (thousands of dollars)
 Reconciliation of net income to net cash provided by
   operating activities:

 Net Income                                                                          $  1 171              $  1 079

 Adjustment to reconcile net income to net cash provided
   by operating activities:
 Depreciation                                                                             189                   124
 Provision for loan losses and real estate owned                                           94                    77
 Amortization of premium on investments                                                    68                    44
 Accretion of discount on investments                                                     (35)                  (50)
 Cash surrender value increase                                                            (20)                  (20)
 (Gain) loss from disposal of other real estate                                          (178)
 Equity in income of service center                                                        17                   (17)
 Amortization of book of business                                                           0                     1
 Goodwill writedown                                                                         1                    24
 Deferred compensation                                                                     53

 Changes in assets and liabilities:

   Interest receivable                                                                   (340)                 (322)
   Prepaids and other assets                                                              165                  (222)
   Unearned income                                                                         (7)                  (11)
   Interest payable                                                                       146                   341
   Taxes payable                                                                          401                   375
   Deferred Taxes
   Other liabilities                                                                      528                  (248)
                                                                                     --------              --------
 Total adjustments                                                                         26                    96
                                                                                     --------              --------

 Net cash provided by operating activities                                           $  1 197              $  1 175
                                                                                     ========              ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company")
        1995 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of March 31, 1996 and December 31, 1995. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of results to be expected for the entire year.


 2. The book value of investment securities, by type, held by the Company are as follows:


                                                                        MARCH 31         DECEMBER 31
                                                                          1996              1995
                                                                        --------         -----------
                                                                           (thousands of dollars)
            Investment securities held to maturity:

            Obligations  of states  and  political
             subdivisions                                                  $ 10 728          $ 11 237

            Other                                                               523               408
                                                                            -------          --------

            Investment securities held to maturity                         $ 11 251          $ 11 645

            Investment securities available for sale:

            U.S. Treasury and other U.S. government
             agencies                                                      $ 10 454          $ 11 321
            Obligations of states and political                              13 683            13 322
             subdivisions
            Mortgage-backed securities                                       37 780            38 430
            Other                                                               482               893
                                                                           --------          --------
            Investment securities available for sale                       $ 62 399          $ 63 966
                                                                           ========          ========

 3.     At March 31, 1996 and December 31, 1995, loans were as follows:


                                                                           March  31           December 31
                                                                              1996                 1995
                                                                           ---------           -----------
                                                                               (thousands of dollars)
            Commercial, industrial and agricultural                       $ 136 270             $ 129 712
            Real estate - construction                                        7 866                 6 378
            Real estate - mortgage                                           62 074                62 271
            Installment                                                      12 286                12 522
            Less:  Deferred loan origination fees,
             net of costs                                                      (649)                 (653)
                                                                          ---------             ---------
                                                                            217 847               210 230

            Less allowance for loan losses                                   (2 707)               (2 617)
                                                                          ---------             ---------
              Net loans                                                   $ 215 140             $ 207 613

 4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at March 31, 1996 and December 31, 1995 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest
        income.   Realized gains or losses  on disposition are based  on
        the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.


 5. As of March 31, 1996, the Company adopted SFAS No. 122. "Accounting for Mortgage Servicing Rights" which amends SFAS No.
        65,  "Accounting for Certain Mortgage Banking Activities."   This
        statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those
        rights were acquired.   The impact on the Company's financial
        position and the results of operation were not material for the first quarter.


 6. On August 31, 1994, the Company acquired Kewaunee County Banc-Shares, Inc. ("KCB"), a registered bank holding company, and its wholly owned subsidiary, State Bank of Kewaunee
        (subsequently  named "Baylake Bank Kewaunee") ("BBK").   Effective
        January 1, 1996, Baylake Bank and BBK were merged, and referred to herein as "Baylake Bank".

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. ("Company") at March 31, 1996, and the results of operations for the three months ended March 31, 1996 and March 31, 1995. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

In March 1996, the Company signed an agreement to acquire Four Seasons of Wis., Inc. and its subsidiary in a cash transaction valued at $13.8 million. Because the transaction would be accounted for using the purchase method of accounting, it would affect future operations. The acquisition remains subject to regulatory approvals and other contingencies.




RESULTS OF OPERATIONS

For the three months ended March 31, 1996, net income increased $92,000, or 8.5%, to $1.17 million from $1.08 million for the first quarter of 1995. The annualized return on average assets and return on average equity for the three months ended March 31, 1996, were 1.52% and 12.91%, respectively compared to 1.53% and 13.27%, respectively, for the same period a year ago.

The increase in net income for the period is primarily due to improved other income offset by decreased net interest income and increased other expenses.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1996 decreased $70,000, or 2.0%, to $3.38 million from $3.45 million for the same period a year ago. Total interest income for the first quarter of 1996 increased $190,000, or 3.3%, to $5.99 million from $5.80 million for the first quarter of 1995, while interest expense increased $260,000, or 11.0%, to $2.62 million from $2.36 million in the first quarter of 1995. These changes were primarily the result of a decreased rate environment and increased competition relating to loan pricing, particularly in the commercial sector, and deposit pricing, particularly in the area of time deposits resulting from entry into the Green Bay market. These increases were offset by an increase in the average volume of earning assets. In total, these changes contributed to a decline in net interest margin for the first quarter of 1996.

For the three months ended March 31, 1996, average earning assets increased $18.8 million, or 7.0%, when compared to the same period last year. The Company registered an increase in average loans of $16.75 million, or 8.5%, for the first quarter of 1996 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company then have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended March 31, 1996 decreased from 5.43% to 4.94% compared to a year ago. The average yield on interest earning assets amounted to 8.58% for the first quarter of 1996, representing a decrease of 39 basis points from the same period last year. Total loan yields declined 40 basis points to 9.18%, while total investment yields declined 79 basis points to 7.66% as compared to the same period a year ago. The Company's cost on average interest-bearing liabilities amounted to 4.40%, an increase of 10 basis points for the first quarter of 1996 compared to the same period in 1995. Interest-bearing deposits increased 15 basis points while short-term borrowings and long-term debt decreased 85 basis points.



PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1996 increased $17,000, or 22.1%, to $94,000 from $77,000 for the first quarter a year ago. This increase has occurred primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio. Based on current conditions, management intends to maintain the loan loss reserve at a level above 1.25% of average total loans, subject to continuing review.

NON-INTEREST INCOME

Total non-interest income increased $344,000, or 69.1%, to $842,000 for the first quarter of 1996, from $498,000 for the first quarter a year ago. This occurred as a result of increased trust revenues, increased loan servicing fees and increased fees for other customer services.

Trust revenues increased primarily as a result of increased trust business. Loan servicing fees increased for two reasons. Premiums of approximately $113,000 were realized as a result of loan sales in the secondary market and estimated fees of $78,000 were recognized due to the implementation of SFAS No. 122, "Accounting for Mortgage Servicing Rights" in the first quarter of 1996. The increase in fees for other services to customers primarily resulted from
increased revenues from the Company's insurance subsidiary.      Revenues of
approximately $45,000 stemming from the operation of Karsten Resources, Inc. ("Karsten"), a hotel and restaurant business, account for the increase in other income.

NON-INTEREST EXPENSE

Non-interest expense increased $140,000, or 6.1%, for the three months ended March 31, 1996 compared to the same period in 1995. Salaries and employee benefits showed the largest increase of $258,000, or 19.6%, due in part to additional employee expense of $22,000 stemming from the Karsten operation and additional employee expense resulting from operations in the Green Bay region. Normal salary increases account for the remaining increase in salaries and benefits. Also affected as a result of the start up operations in the Green Bay region are increased costs in occupancy and equipment expense. FDIC insurance expense shows a large decline of $151,000 as a result of action taken by the FDIC to lower the assessment ratio from 23 cents per $100 of deposits in June 1995 to a minimum fee as reflected in 1996 first quarter numbers.

Other real estate owned expenses shows income of $170,000, due to gains taken upon disposition of property totaling $177,000. Much of the gains resulted from additional sales of lots of Idlewild Valley, a former subsidiary of the Company whose value was written off in 1988.

$26,000 of the increase resulting in other operating expense occurred as a result of the Karsten operation. The balance of the increase has occurred as a result of additional promotional expenses, supplies expense, and data services expense stemming from startup in the Green Bay region.

The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.09% for the first three months ended March 31, 1996 compared with 2.56% for the same period in 1995.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended March 31, 1996 increased $25,000, or 5.2%, to $504,000 from $479,000 for the same period one year ago. The increase in income tax provision was due to increased taxable income.


BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At March 31, 1996, total loans increased $7.6 million, or 3.6%, to $217.8 million from $210.2 million at December 31, 1995. The change in loan mix in the Company's portfolio resulted from an increase in commercial loans to $136.3 million at March 31, 1996 compared to $129.7 million at December 31, 1995.

NON-PERFORMING ASSETS

At March 31, 1996, non-performing assets amounted to $2.68 million compared to $1.49 million at December 31, 1995. Non-performing loans at March 31, 1996 were .85% of total assets compared with .48% at December 31, 1995. $627,000 of this increase stems from a commercial credit which is attempting a reorganization of an existing business. Management is closely monitoring this situation. $275,000 of the increase centers around four restaurant businesses which are experiencing cashflow problems. In the event of liquidation, management expects minimal losses due to strong collateral positions that exist in each loan. The ratio of non-performing assets to total loans at March 31, 1996 was 1.23% compared to .71% at December 31, 1995.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At March 31, 1996, the allowance for loan losses increased $90,000 from year end 1995 to $2.71 million. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has not increased. The allowance is at a level currently believed to be acceptable by management. At March 31, 1996 and December 31, 1995, the allowance for loan losses as a percentage of total loans were each at 1.24%.

INVESTMENT PORTFOLIO

At March 31, 1996, the investment portfolio declined $1.96 million, or 2.59%, to $73.7 million from $75.6 million at December 31, 1995. At March 31, 1996, the investment portfolio represented 23.3% of total assets compared with 24.4% at December 31, 1995. The slight decline in total investments occurred as proceeds from matured investment securities were used to fund loan demand.

DEPOSITS

Total deposits at March 31, 1996 increased $1.77 million, or .66%, to $268.7 million from 267.0 million at December 31, 1995. Non-interest bearing deposits at March 31, 1996 decreased $3.9 million, or 11.5%, to $29.9 million from $33.9 million at December 31, 1995. Interest-bearing deposits at March 31, 1996 increased $5.7 million, or 2.4%, to $238.8 million from $233.1 million at December 31, 1995. Time deposits show a larger than normal increase with $9.9 million in growth since year end 1995 as municipal deposits have shifted into higher interest paying time deposit accounts. Overall deposits for the first quarter tend to decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

SHORT-TERM BORROWINGS

Total short-term borrowings at March 31, 1996 increased $5.3 million to $6.8 million from $1.5 million at December 31, 1995. This increase corresponds to past historical trends. The seasonality of the customer base influences the Company's balance sheet as deposits normally decrease and loan demand increases during the early part of the year requiring the Company to meet these needs with other short term funding.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cashflows for the three months ended March 31, 1996, cash and cash equivalents decreased $1.1 million during the period to $8.8 million at March 31, 1996. The decrease primarily reflected $1.2 million in net cash provided by operating activities and $5.9 million provided by financing activities offset by $8.2 million used in investing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net decrease in investments offset by a net increase in loans plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from a net increase in deposits and borrowed funds offset by dividends paid. As is typical of the seasonality that exists in the tourism market serviced, customers tend to prepare for summer business through increasing loans and drawing down on deposits during the early part of the year, increasing deposits at the end of summer.

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

INTEREST RATE SENSITIVITY

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Company is slightly liability gap sensitive, although management believes that a range of plus or minus 15% (from 100% matching) within a one year pricing schedule is acceptable. The analysis considers regular savings, money market deposits and NOW accounts to be rate sensitive within three months. All other earning categories including loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities. Also, Baylake Bank considers its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in smaller increments without a material decrease in balances.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitivity gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of March 31, 1996, rate sensitive liabilities exceeded rate sensitive assets by $39.4 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 75.7%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $5.8 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 75.3%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 82.8%, which is somewhat outside the range of plus or minus 15% deemed acceptable by management.

Management continually reviews its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                              AS OF MARCH 31, 1996


                                                   Within      Four to      Seven to    One Year      Over
                                                   Three         Six         Twelve      to Five      Five
                                                   Months       Months       Months       Years       Years         Total
                                                   ------       ------       ------       -----       -----         -----
 (In Thousands)
 Earning Assets:
   Investment Securities                           $  1 948     $     61      $ 6 461     $11 009      $54 171      $ 73 650

   Federal funds sold                                 2 738                                                            2 738

   Loans and Leases:

      Variable Rate                                  98 274            0                        0                     98 274
      Fixed Rate                                     19 815       17 505       27 981      51 967          333       117 601
                                                   --------     --------      -------     -------      -------      --------
 Total Loans and Leases                            $118 089     $ 17 505      $27 981     $51 967      $   333      $215 875
                                                   --------     --------      -------     -------      -------      --------
 Total Earning Assets                              $122 775     $ 17 566      $34 442     $62 976      $54 504      $292 263
                                                   ========     ========      =======     =======      =======      ========

 Interest Bearing Liabilities:
   NOW Accounts                                    $ 32 410     $             $           $            $            $ 32 410

   Saving Deposits                                   82 525                                                           82 525
   Time Deposits                                     40 453       23 322       25 596      32 169           83       121 623

   Borrowed Funds                                     6 789            0           53         211          159         7 212
                                                   --------     --------      -------     -------      -------      --------
 Total Interest Bearing Liabilities                $162 177     $ 23 322      $25 649     $32 380      $   242      $243 770
                                                   ========     ========      =======     =======      =======      ========

 Interest Sensitivity GAP                          $(39 402)    $ (5 756)     $ 8 793     $30 596      $54 262      $ 48 493
   (within periods)

 Cumulative Interest Sensitivity
   GAP                                              (39 402)     (45 158)     (36 365)     (5 769)     $48 493

 Ratio of Cumulative Interest                        -13.48%      -15.45%      -12.44%      -1.97%       16.59%
   Sensitivity GAP to Rate
   Sensitive Assets

 Ratio of Rate Sensitive Assets to Rate               75.70%       75.32%      134.28%     194.49%         ---
   Sensitive Liabilities

 Cumulative Ratio of Rate Sensitive                   75.70%       75.66%       82.78%      97.63%      119.89%
   Assets to Rate Sensitive
   Liabilities


CAPITAL RESOURCES

At March 31, 1996, stockholders' equity increased $355,000, or 1.0%, to $36.6 million from $36.3 million at December 31, 1995. The increase resulted from net income less dividends paid offset by a reduction in capital of $250,000 resulting from the implementation of FAS 115. At March 31, 1996, the Company's risk-based Tier 1 Capital Ratio was 16.42%, the total risk based capital ratio was 17.63% and the leverage ratio was 11.86%. The Company and Baylake Bank continue to exceed all applicable regulatory capital requirements.

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

            Green Bay Branches

            Baylake Bank completed construction of its permanent facility in the Green Bay region and opened for business in March 1996. This facility will offer a full range of products and services. Total costs for building and equipment to date are $2.0 million. In addition, construction will occur on a second site in Green Bay. This area is currently served by a temporary facility and offers various retail services as well as consumer and commercial loan services. Subsequent to December 31, 1995, Baylake Bank has entered into a contract to construct a building for $1.1 million with completion anticipated in the late third quarter to early fourth quarter of 1996.

            Merger of Subsidiary Banks

            Effective January 1, 1996, Baylake's subsidiary banks, Baylake Bank and Baylake Bank (Kewaunee), were merged under the name "Baylake Bank". The merger is intended by Baylake to generate operating efficiencies, improve customer service, assist in the coordination of management and reduce regulatory burdens.

Item 6.     8-K

            (a)      Exhibits

                     None

            (b)      Reports on Form 8-K filed for three months ended
                     March 31, 1996

                     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                BAYLAKE CORP.
                                    -----------------------------------
                                                (Registrant)


Date:    May 13, 1996                       Thomas L. Herlache
      -----------------------       -----------------------------------
                                            Thomas L. Herlache
                                            President (CEO)


Date:    May 13, 1996                       Steven D. Jennerjohn
      -----------------------       -----------------------------------
                                            Steven D. Jennerjohn
                                            Treasurer (CFO)