Form 10-Q
period 1996-06-30
BAYLAKE CORP
filed 1996-08-13
CIK 275119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED      JUNE  30, 1996
                                        --------------------------
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                -------------      -------------

Commission file number          0-8679
                      ---------------------------

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

                                (414)-743-5551
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                     Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 5, 1996.

                             $5.00 Par Value Common
                                2,452,937 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX





PART I - FINANCIAL INFORMATION                      PAGE NUMBER


Item 1.

Consolidated Condensed Balance Sheet                     3
  as of June 30, 1996 and December 31, 1995

Consolidated Condensed Statement of Income               4
  Three and Six months ended June 30, 1996
  and 1995

Consolidated Statement of Cash Flows                   5 - 6
  Six months ended June 30, 1996 and 1995

Note to Consolidated Condensed Financial Statements    7 - 8

Item 2.

Managements Discussion and Analysis of Financial       9 - 17
  Condition and Results of Operations



PART II.  OTHER INFORMATION                           18 - 19

Signatures                                              20

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                           (In thousands of dollars)



                                                                          JUNE  30         DECEMBER 31
                               ASSETS                                       1996              1995
                               ------                                     --------         -----------
Cash and due from Banks                                                   $ 13,860          $  9,887
Investment securities available for
  sale (at market)                                                          61,389            63,966

Investment securities held to maturity (market value
  $11,487 on 6/30/96; $12,197 on 12/31/95)                                  11,192            11,645


Federal funds sold                                                                             1,380


Loans                                                                      231,174           210,230
  Less:  Allowance for loan losses                                          (2,775)           (2,617)
                                                                          --------          ---------

Loans, net of allowance for loan losses                                    228,399           207,613

Bank premises and equipment                                                 10,056             8,652

Accrued interest receivable                                                  2,779             2,227

Income tax receivable                                                          249               262

Deferred income taxes                                                                            726
                                                                             1,002
Other assets                                                                 3,136             3,070
                                                                          --------           -------

     TOTAL ASSETS                                                         $332,062          $309,428
                                                                          ========          ========


                            LIABILITIES
                            -----------

Domestic Deposits
  Non-interest bearing deposits                                           $ 37,511          $ 33,887
  Interest bearing deposits
    Now                                                                     32,543            36,945
    Savings                                                                 84,550            84,448
    Time, $100,000 and over                                                 25,000            11,523
    Other time                                                              98,293           100,177
                                                                          --------          --------

  Interest bearing deposits                                               $240,386          $233,093
                                                                          --------          --------

Total deposits                                                            $277,897          $266,980


Short term borrowings                                                       13,023             1,528
Long term debt                                                                 422               475

Accrued expenses and other liabilities                                       3,725             3,606

Dividends payable                                                                                564
                                                                          --------           -------

     TOTAL LIABILITIES                                                    $295,067          $273,153
                                                                          --------          --------



                        STOCKHOLDERS EQUITY
                        -------------------

Common Stock $5.00 par value - authorized
  10,000,000 shares; issued 2,454,881 shares
  on 6/30/96 and 12/31/95;  outstanding
  2,452,937 shares on 6/30/96 and 12/31/95
                                                                          $ 12,274          $ 12,274
Additional paid-in capital                                                   5,954             5,954

Reserve for market adjustment of
  securities                                                                  (352)              176

Retained earnings                                                           19,168            17,920
Treasury Stock                                                                 (49)              (49)
                                                                          --------           -------

     TOTAL STOCKHOLDERS EQUITY                                              36 995            36 275
                                                                          --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                 $332 062          $309 428
                                                                          ========          ========



See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)



                                                    THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED
                                                                                                JUNE 30


                                                        1996           1995               1996             1995
                                                        ----           ----               ----             ----
 Interest Income
   Interest and fees on loans                           $5,230       $4,857               $10,099        $ 9,500
   Interest on investment securities
     Taxable                                               723          792                 1,464          1,619
     Exempt from federal income tax                        381          299                   739            613
   Other interest income                                     8           11                    35             32
                                                        ------       ------               -------       -------
     Total Interest Income                               6,342        5,959                12,337         11,764

 Interest Expense

   Interest on deposits                                  2,552        2,481                 5,112          4,712
   Interest on short term borrowings                       149          110                   199            239
   Interest on Long-term debt                               11            0                    21              0
                                                        ------       ------               -------       -------

     Total Interest Expense                              2,712        2,591                 5,332          4,951
                                                        ------       ------               -------       -------
 Net Interest Income                                     3,630        3,368                 7,005          6,813

 Provision for loan losses                                  87           78                   181            155
                                                        ------       ------               -------       -------
   Net interest income after
   provision for loan losses                             3,543        3,290                 6,824         6,658
                                                        ------       ------               -------       -------

 Other Income

   Fees for fiduciary activities                           136           82                   273           163
   Fees from loan servicing                                218          130                   501           228
   Fees for other services to customers                    355          319                   684           581
   Securities gains (losses)                                 0           (6)                    0            (6)
   Other income                                             77          108                   170           165
                                                        ------       ------               -------       -------

     Total Other Income                                    786          633                 1,628         1,131
                                                        ------       ------               -------       -------

 Other Expenses
   Salaries and employee benefits                        1,492        1,249                 3,069         2,568
   Occupancy expense                                       170          151                   360           283
   Equipment expense                                       189          159                   374           309
   Data processing and courier                             130          179                   255           283
   FDIC insurance expense                                    0          129                     1           281
   Operation of other real estate                            0           20                  (170)           30
   Other operating expense                                 634          456                 1,174           897
                                                        ------       ------               -------       -------
     Total Other Expenses                                2,615        2,343                 5,063         4,651
                                                        ------       ------               -------       -------
 Income before income taxes                              1,714        1,580                 3,389         3,138
                                                        ------       ------               -------       -------
 Income tax expense (benefit)                              508          495                 1,012           974
                                                        ------       ------               -------       -------
 Net Income                                             $1,206       $1,085               $ 2,377       $ 2,164
                                                        ======       ======               =======       =======


 Net Income per share (1)                               $ 0.49       $ 0.44               $  0.97       $  0.88

 Cash dividends per share                               $ 0.23       $ 0.22               $  0.46       $  0.44


(1) Based on 2,452,937 shares average outstanding in 1996 and 1995.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)





                                                                       SIX  MONTHS   ENDED   JUNE 30
                                                                       -----------------------------
                                                                          1996                1995
                                                                       ---------            --------

                                                                         (thousands of dollars)
Cash flows from operating activities:
  Interest received from:
    Loans                                                               $   9,657              $  9,201
    Investments                                                             2,193                 2,286
  Fees and service charges                                                  1,608                 1,024
  Interest paid to depositors                                              (4,879)               (4,231)
  Interest paid to others                                                    (235)                 (219)
  Cash paid to suppliers and employees                                     (5,043)               (4,504)
  Income taxes paid                                                          (998)               (1,063)
                                                                         --------             ---------

    Net cash provided by operating activities                               2,303                 2,494


Cash flows from investing activities
  Proceeds from sales of investing securities                                                       993
  Principal payments received on investments                                6,985                 8,737
  Purchase of investments                                                  (3,437)               (5,397)
  Investment in service center                                                                     (196)
  Proceeds from sale of other real estate owned                               220                    53
  Loans made to customers in excess of principal collected Capital        (21,018)              (13,365)
expenditures                                                               (1,748)               (1,069)
                                                                        ---------             ---------

    Net cash (used) provided in investing activities                      (18,998)              (10,244)
Cash flows from financing activities:

  Net increase (decrease) in demand deposits, NOW accounts and               (559)               (5,077)
savings accounts
  Net increase (decrease) in advances from borrowers                       11,443                (1,682)
  Net increase (decrease) in time deposits                                 11,477                15,523
  Proceeds from issuance of common stock                                        0                    11
  Dividends paid                                                           (1,693)               (1,619)
                                                                        ---------             ---------


    Net cash used in financing activities                                  20,668                 7,156
                                                                        ---------             ---------


Net increase (decrease) in cash and cash equivalents                        3,973                  (594)
Cash and cash equivalents, beginning                                        9,887                10,516
                                                                        ---------              --------

Cash and cash equivalents, ending                                        $ 13,860              $  9,922


                                                                                      1996                  1995
                                                                                    --------              --------

                                                                                        (thousands of dollars)
Reconciliation of net income to net cash provided by
  operating activities:

Net Income                                                                          $  2,377              $  2,164

Adjustment to reconcile net income to net cash provided
  by operating activities:
Depreciation                                                                             343                   259
Provision for loan losses and real estate owned                                          181                   155
Amortization of premium on investments                                                   133                   135
Accretion of discount on investments                                                     (74)                  (94)
Cash surrender value increase                                                            (37)                  (41)
(Gain) loss from disposal of other real estate                                          (178)                   (1)
(Gain) loss  on sale of investment securities                                                                    6
Equity in income of service center                                                        18                   (34)
Goodwill writedown                                                                         3                     3
Deferred compensation                                                                     87                    10

Changes in assets and liabilities:

  Interest receivable                                                                   (552)                 (362)
  Prepaids and other assets                                                              (49)                 (100)
  Unearned income                                                                          7                     6
  Interest payable                                                                       218                   501
  Taxes payable                                                                           12                   (89)
  Other liabilities                                                                     (186)                  (24)
                                                                                    --------              --------
Total adjustments                                                                        (74)                  330
                                                                                    --------              --------


Net cash provided by operating activities                                           $  2,303              $  2,494
                                                                                    ========              ========

                    BAYLAKE CORP. AND SUBSIDIARIES NOTES TO
                  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996




 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1995 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of June 30, 1996 and December 31, 1995. The results of operations for the six months ended June 30, 1996 and 1995 are not necessarily indicative of results to be expected for the entire year.



 2. The book value of investment securities, by type, held by the Company are as follows:



                                                                          JUNE  30         DECEMBER 31
                                                                            1996              1995
                                                                          --------         -----------
                                                                              (thousands of dollars)
            Investment securities held to maturity:

            Obligations  of states  and  political
            subdivisions                                                   $ 10,669          $ 11,237

            Other                                                                 0               408
                                                                           --------          --------

            Investment securities held to maturity                         $ 11,192          $ 11,645

            Investment securities available for sale:

            U.S.  Treasury    and  other  U.S.  government
             agencies                                                      $ 10,080          $ 11,321
            Obligations  of  states and  political                           13,763            13,322
            subdivisions
            Mortgage-backed securities                                       36,345            38,430
            Other                                                             1,201               893
                                                                           --------          --------

            Investment securities available for sale                       $ 61,389          $ 63,966
                                                                           ========          ========




 3.         At June 30, 1996 and December 31, 1995, loans were as follows:



                                                                           JUNE 30,           DECEMBER 31,
                                                                             1996                 1995
                                                                          ----------          ------------
                                                                              (thousands of dollars)

            Commercial, industrial and agricultural                       $ 143,853           $ 129,712
            Real estate - construction                                        9,002               6,378
            Real estate - mortgage                                           66,061              62,271
            Installment                                                      12,920              12,522
            Less:  Deferred loan origination fees,
              net of  costs                                                    (662)               (653)
                                                                          ---------           ---------
                                                                            231 174             210,230

            Less allowance for loan losses                                   (2 775)             (2,617)
                                                                          ---------           ---------
              Net loans                                                   $ 228,399           $ 207,613

 4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING
            FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at June 30, 1996 and December 31, 1995 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.


 5. As of March 31, 1996, the Company adopted SFAS No. 122. "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the Company's financial position and the results of operation were not material.



6. On August 31, 1994, the Company acquired Kewaunee County Banc-Shares, Inc. ("KCB") , a registered bank holding company, and its wholly owned subsidiary, State Bank of Kewaunee
            (subsequently named "Baylake Bank Kewaunee")  ("BBK").   Effective
            January 1, 1996, Baylake Bank and BBK were merged, and referred to herein as "Baylake Bank".

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. ("Company") at June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and June 30, 1995. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

In March 1996, the Company signed an agreement to acquire Four Seasons of Wis., Inc. ("Four Seasons") and its subsidiary in a cash transaction valued at $13.8 million. Because the transaction would be accounted for using the purchase method of accounting, it would affect future operations.

Subsequently on July 1, 1996, the Company consummated its acquisition of Four Seasons. To consummate the acquisition, the Company has paid to date an aggregate of $13.875 million which is composed of the initial purchase price of $13.8 million and one half (or $75,000) of the estimated income of Four Seasons for 1996 up to the effective date of the transaction. The remaining one half of the estimated net income has been placed in escrow with Baylake Bank pending the completion and review of a certified audit confirming financial data for Four Seasons for the six months ended June 30, 1996. Any adjustment to final net income due shall be made at that time and paid out accordingly.


RESULTS OF OPERATIONS

For the three months ended June 30, 1996, net income increased $121,000, or 11.2%, to $1.21 million from $1.09 million for the second quarter of 1995. The annualized return on average assets and return on average equity for the three months ended June 30, 1996, were 1.51% and 13.16%, respectively compared to 1.49% and 12.64%, respectively, for the same period a year ago.

For the six months ended June 30, 1996, net income was $2.38 million, an increase of 9.8% from the $2.16 million earned during the first six months of 1995. The annualized return on average assets and return on average equity, were 1.51% and 13.04%, respectively, compared to 1.51% and 12.95%, respectively for the same period a year ago.

The increase in net income for both periods is primarily due to improved net interest income and improved other income offset by increased other expenses.

NET INTEREST INCOME

Net interest income for the three months ended June 30, 1996 increased $262,000, or 7.8%, to $3.63 million from $3.37 million for the same period a year ago. Total interest income for the second quarter of 1996 increased $383,000, or 6.4%, to $6.34 million from $5.96 million for the second quarter of 1995, while interest expense increased $121,000, or 4.7%, to $2.71 million from $2.59 million in the second quarter of 1995. These changes were primarily the result of a favorable increase in the average volume of earning assets offset by increased competition relating to loan pricing, particularly in the commercial sector, and deposit pricing, particularly in the area of time deposits resulting from entry into the Green Bay market.

For the three months ended June 30, 1996, average earning assets increased $25.7 million, or 9.5%, when compared to the same period last year. The Company registered an increase in average loans of $24.3 million, or 12.1%, for the second quarter of 1996 compared to the same period a year ago.

For the six months ended June 30, 1996, average earning assets increased by $22.2 million, or 8.2%, when compared to the same period last year. Loans have continued to grow as the Company registered an increase in average loans of $20.5 million, or 10.3%, for the first six months of 1996 compared to the same period in 1995. Loans have typically resulted in higher rates of interest payable to the Company then have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 1996 decreased from 5.19% to 5.13% compared to a year ago. The average yield on interest earning assets amounted to 8.77% for the second quarter of 1996, representing a decrease of 23 basis points from the same period last year. Total loan yields declined 35 basis points to 9.32%, while total investment yields increased 18 basis points to 7.13% as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities declined 26 basis points during the second quarter of 1996, while short-term borrowing costs declined 382 basis points during the second quarter of 1996. The above factors resulted in the decrease of the Company's overall interest margin for the second quarter.

Net interest margin (on a federal tax-equivalent basis) for the first six months of 1996 declined to 5.07% from 5.31% for the same period a year ago.
The average yield on interest-earning assets amounted to 8.73% for the first six months of 1996, representing a decrease of 27 basis points from the same period last year. Total loan yields declined 38 basis points while investment securities declined 1 basis point. The Company's average cost on interest-bearing deposit liabilities declined 7 basis points to 4.34% for the first six months of 1996, while short- term borrowing costs decreased 216 basis points comparing the two periods. The above factors contributed to a decline in the Company's overall interest margin for the first six months ended June 30, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 1996 increased $9,000, or 11.5%, to $87,000 from $78,000 for the second quarter a year ago. For the first six months ended June 30, 1996, the provision for loan losses increased $26,000, or 16.8%, to $181,000 from $155,000 for the same period last year. This increase has occurred primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio. Based on current conditions, management intends to maintain the loan loss reserve at a level above 1.25% of average total loans, subject to continuing review.

NON-INTEREST INCOME

Total non-interest income increased $153,000, or 24.2%, to $786,000 for the second quarter of 1996, from $633,000 for the second quarter a year ago. For the first six months of 1996, non-interest income has increased $497,000, or 43.9%, to $1.63 million from $1.13 million for the same period last year. These increases have occurred as a result of increased trust revenues, increased loan servicing fees and increased fees for other customer services.

Trust revenues increased primarily as a result of increased trust business. Loan servicing fees increased for two reasons. Premiums of approximately $155,000 were realized as a result of loan sales in the secondary market and estimated fees of $115,000 were recognized due to the implementation of SFAS No. 122, "Accounting for Mortgage Servicing Rights" in the first half of 1996. The increase in fees for other services to customers primarily resulted from increased revenues from the Company's insurance subsidiary. Revenues of approximately $83,000 stemming from the operation of Karsten Resources, Inc. ("Karsten"), a hotel and restaurant business, account for the increase in other income.

NON-INTEREST EXPENSE

Non-interest expense increased $272,000, or 11.6%, for the three months ended June 30, 1996 compared to the same period in 1995. Salaries and employee benefits showed the largest increase of $243,000, or 19.5%, due in part to additional employee expense of $39,000 stemming from the Karsten operation and additional employee expense resulting from operations in the Green Bay region. Normal salary increases account for the remaining increase in salaries and benefits. Increased occupancy and equipment expenses have also resulted due to the start up operations in the Green Bay region. FDIC insurance expense shows a reduction of $129,000 as a result of action taken by the FDIC to lower the fees assessed to a minimum fee, rather than the 23 cents per $100 of deposits assessed in the early half of 1995.

$43,000 of the increase in other operating expense occurred as a result of the Karsten operation. The balance of the increase has occurred as a result of additional promotional expenses, supplies expense, and data services expense stemming from startup in the Green Bay region, as well as normal expense increases in other areas. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.29% for the three months ended June 30, 1996 compared to 2.36% for the same period in 1995.

Non-interest expense increased $412,000, or 8.9%, for the six months ended June 30, 1996, compared to the same period in 1995. Salaries and employee benefits showed an increase of $501,000, or 19.5%, due in part to $61,000 recognized from the Karsten operation along with the additional salary expenses stemming from the Green Bay operation as previously explained. Normal salary increases accounted for the balance of the increase in salaries and benefits. The increase in occupancy and equipment expense were primarily the result of the same reason listed previously. Other real estate owned expenses shows income of $170,000, due to gains taken upon disposition of property totaling $177,000. Much of the gains resulted from additional sales of lots of Idlewild Valley, a former subsidiary of the Company whose value was written off in 1988.

$69,000 of the increase resulting in other operating expense occurred as a result of the Karsten operation. The balance of the increase has occurred as a result of additional promotional expenses, supplies expense, and data services expense stemming from startup in the Green Bay region, reasons listed previously.

The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.19% for the three months ended June 30, 1996 compared with 2.45% for the same period in 1995.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended June 30, 1996 increased $13,000, or 2.6%, to $508,000 from $493,000 for the same period one year ago. The Company's provision for income taxes for the six months ended June 30, 1996 increased $38,000, or 3.9%, to $1.01 million from $974,000 for the same period a year ago. The increase in income tax provision for both periods was due to increased taxable income.


BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At June 30, 1996, total loans increased $20.9 million, or 10.0%, to $231.2 million from $210.2 million at December 31, 1995. The change in loan mix in the Company's portfolio resulted from an increase in commercial loans to $143.8 million at June 30, 1996 compared to $129.7 million at December 31, 1995. In addition, real estate construction loans increased to $9.0 million at June 30, 1996 compared to $6.4 million at December 31, 1995 and real estate-mortgage loans increased to $66.0 million at June 30, 1996 compared to $62.3 million at December 31, 1995.


NON-PERFORMING ASSETS

At June 30, 1996, non-performing assets amounted to $2.99 million compared to $1.49 million at December 31, 1995. Non-performing loans at June 30, 1996 were
 .99% of total
assets compared with .48% at December 31, 1995. $627,000 of this increase stems from a commercial credit which is attempting a reorganization of an existing business. Management is closely monitoring this situation. $686,000 of the increase centers around three restaurant businesses which are experiencing cashflow problems. In the event of liquidation, management expects minimal losses due to strong collateral positions that exist in each loan. The ratio of non-performing assets to total loans at June 30, 1996 was 1.29% compared to .71% at December 31, 1995.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At June 30, 1996, the allowance for loan losses increased $158,000 from year end 1995 to $2.78 million. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has declined slightly. The allowance is at a level currently believed to be acceptable by management. At June 30, 1996 and December 31, 1995, the allowance for loan losses as a percentage of total loans were at 1.20% and 1.24% respectively.

INVESTMENT PORTFOLIO

At June 30, 1996, the investment portfolio declined $3.03 million, or 4.01%, to $72.6 million from $75.6 million at December 31, 1995. At June 30, 1996, the investment portfolio represented 21.9% of total assets compared with 24.4% at December 31, 1995. The decline in total investments occurred as proceeds from matured investment securities were used to fund loan demand.

DEPOSITS

Total deposits at June 30, 1996 increased $10.9 million, or 4.1%, to $277.9 million from 267.0 million at December 31, 1995. Non-interest bearing deposits at June 30, 1996 increased $3.6 million, or 11.5%, to $37.5 million from $33.9 million at December 31, 1995. Interest-bearing deposits at June 30, 1996 increased $7.3 million, or 3.1%, to $240.4 million from $233.1 million at December 31, 1995. Time deposits show a larger than normal increase with $11.6 million in growth since year end 1995 as municipal deposits have shifted into higher interest paying time deposit accounts. In addition, entry into the Green Bay market has provided additional sources of deposit growth helping to reduce the typical seasonal patterns experienced by the Company in its Door County market where there has been a pattern of decreased deposits and increased loan demands in the late spring and early summer seasons by its customer base in anticipation of the summer tourist season.

SHORT-TERM BORROWINGS

Total short-term borrowings at June 30, 1996 increased $11.5 million to $13.0 million from $1.5 million at December 31, 1995. This increase corresponds to past historical trends. The seasonality of the customer base in its Door County market influences the Company's balance sheet as deposits normally decrease and loan demand increases during the early part of the year requiring the Company to meet these needs with other short term funding. In addition, loan demand has remained quite strong in the markets that the Company serves.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cashflows for the six months ended June 30, 1996, cash and cash equivalents increased $4.0 million during the period to $13.9 million at June 30, 1996. The increase primarily reflected $2.3 million in net cash provided by operating activities and $20.7 million provided by financing activities offset by $19.0 million used in investing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net decrease in investments offset by a net increase in loans plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from a net increase in deposits and borrowed funds offset by dividends paid. As is typical of the seasonality that exists in the tourism market serviced, customers tend to prepare for summer business through increasing loans and drawing down on deposits during the early part of the year, although the seasonality that exists in the Door County market has been reduced significantly because of the additional markets the Company serves. Strong loan demand in the first half of 1996 has also caused the Company to acquire short term funding sources through overnight correspondent fed fund purchases to fund loan growth. Internal deposit growth in the mid to late summer as is typical of its Door County market should allow the Company to balance its funding requirements for the remainder of the year.

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

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitivity gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of June 30, 1996, rate sensitive liabilities exceeded rate sensitive assets by $53.6 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 69.1%. For the next time frame of four to six months, rate sensitive assets exceeded rate sensitive liabilities by $739,000, or a ratio of rate sensitive assets to rate sensitive liabilities of 104.3%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 80.7%, which is somewhat outside the range of plus or minus 15% deemed acceptable by management.

Management continually reviews its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                              AS OF JUNE 30, 1996



                                                   Within      Four to      Seven to    One Year      Over
                                                   Three         Six         Twelve      to Five      Five
                                                   Months       Months       Months       Years       Years         Total
                                                   ------       ------       ------       -----       -----         -----
(In Thousands)


Earning Assets:
  Investment Securities                           $    627     $  1,740     $  5,282     $11,612      $53,320      $ 72,581

  Loans and Leases:

     Variable Rate                                  99,055            0                        0                     99,055
     Fixed Rate                                     20,090       16,295       34,421      58,644          382       129,832
                                                  --------     --------      -------     -------      -------      --------

Total Loans and Leases                            $119,145     $ 16,295      $34,421     $58,644      $   382      $228,887
                                                  --------     --------      -------     -------      -------      --------

Total Earning Assets                              $119,772     $ 18,035      $39,703     $70,256      $53,702      $301,468
                                                  ========     ========      =======     =======      =======      ========



Interest Bearing Liabilities:
  NOW Accounts                                    $ 32,543      $            $           $            $            $ 32,543

  Saving Deposits                                   82,346                                                           82,346
  Time Deposits                                     45,444       17,296       29,246      31,222           84       123,292

  Borrowed Funds                                    13,023            0           53         211          159        13,446
                                                  --------      -------      -------     -------      -------      --------


Total Interest Bearing Liabilities                $173,356      $17,296      $29,299     $31,433      $   243      $251,627
                                                  ========      =======      =======     =======      =======      ========




Interest Sensitivity GAP                          $(53,584)     $   739      $10,404     $38,823      $53,459      $ 49,841
  (within periods)


Cumulative Interest Sensitivity                    (53,584)     (52,845)     (42,441)     (3,618)     $49,841
  GAP

Ratio of Cumulative Interest                        -17.77%      -17.53%      -14.08%      -1.20%       16.53%
  Sensitivity GAP to Rate
  Sensitive Assets


Ratio of Rate Sensitive Assets to Rate               69.09%      104.27%      135.51%     223.51%         ---
  Sensitive Liabilities


Cumulative Ratio of Rate Sensitive                   69.09%       72.28%       80.70%      98.56%       98.56%
  Assets to Rate Sensitive
  Liabilities


CAPITAL RESOURCES

At June 30, 1996, stockholders' equity increased $720,000, or 2.0%, to $37.0 million from $36.3 million at December 31, 1995. The increase resulted from net income less dividends paid offset by a reduction in capital of $528,000
resulting from the implementation of FAS 115.   At June 30, 1996, the Company's
risk-based Tier 1 Capital Ratio was 15.38%, the total risk based capital ratio was 16.52% and the leverage ratio was 11.84%. The Company and Baylake Bank continue to exceed all applicable regulatory capital requirements.

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

         Baylake acquired Four Seasons pursuant to a Agreement and Plan of Acquisition dated as of March 13, 1996. To consummate the acquisition, Baylake has paid thus far an aggregate of $13,875,000, including $13,800,000 plus 50% (or $75,000) of the estimated income of Four Seasons for 1996 up to the effective date of the transaction. The remaining 50% of estimated net income is placed in escrow with Baylake Bank until completion and review of a certified audit confirming financial data for Four Seasons for the six months ended June 30, 1996. Any adjustment to final net income due shall be made at that time and the remaining income shall be paid out. To the extent that there is any increase in actual income which exceeds the amount held in escrow, Baylake has agreed to pay such increase at that time.

         The acquisition was negotiated at arm's length between Baylake and the representatives of Four Seasons (who are not affiliated with Baylake). The transaction is being accounted for by Baylake using the purchase method of accounting.

         Green Bay Branches

         Baylake Bank completed construction of its permanent facility in the Green Bay region and opened for business in March 1996. This facility will offer a full range of products and services. Total costs for building and equipment to date are $2.0 million. In addition, construction will occur on a second site in Green Bay.
         The area is currently served by a temporary facility and offers various retail services as well as consumer and commercial loan services. Subsequent to December 31, 1995, Baylake Bank has entered into a contract to construct a building for $1.1 million with completion anticipated in the late third quarter to early fourth quarter of 1996.

         Merger of Subsidiary Banks

         Effective January 1, 1996, Baylake's subsidiary banks, Baylake Bank and Baylake Bank (Kewaunee), were merged under the name "Baylake Bank". The merger is intended by Baylake to generate operating efficiencies, improve customer service, assist in the coordination of management and reduce regulatory burdens.


Item 6.  8-K

(a)  Exhibits

     None

(b) Reports on Form 8-K filed for three months ended June 30, 1996

     Initial filing of Form 8-K dated July 12, 1996 to be followed by subsequent filing when audited financial statements of Four Seasons are completed and proforma financial information for June 30, 1996 is available.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BAYLAKE CORP.
                                        ---------------------
                                        (Registrant)


Date:    August 9, 1996                 Thomas L. Herlache
         ----------------               ---------------------
                                        Thomas L. Herlache
                                         President (CEO)


Date:    August 9, 1996                 Steven D. Jennerjohn
         ----------------               ---------------------
                                        Steven D. Jennerjohn
                                         Treasurer (CFO)