Form 10-Q
period 1996-09-30
BAYLAKE CORP
filed 1996-11-15
CIK 275119

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.   20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED       SEPTEMBER  30, 1996
                               ---------------------------------------

                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------     ------------------

Commission file number          0-8679
                       -----------------------------------------------

                                 BAYLAKE CORP.
----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Wisconsin                            39-1268055
----------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

217 North Fourth Ave.,  Sturgeon Bay,   WI            54235
----------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                                 (414)-743-5551
----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---       -----

                    Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 11, 1996.

                             $5.00 Par Value Common
                                2,458,537 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX





PART I - FINANCIAL INFORMATION                              PAGE NUMBER

Item 1.

Consolidated Condensed Balance Sheet                             3
  as of September 30, 1996 and December 31, 1995

Consolidated Condensed Statement of Income                       4
  Three and Nine months ended September 30, 1996
  and 1995

Consolidated Statement of Cash Flows                           5 - 6
  Nine months ended September 30, 1996 and 1995

Note to Consolidated Condensed Financial Statements            7 - 8

Item 2.

Managements Discussion and Analysis of Financial               9 - 17
  Condition and Results of Operations



PART II.  OTHER INFORMATION                                   18 - 19

Signatures                                                      20

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                           (In thousands of dollars)



                                                                           SEPT  30          DEC   31
                           ASSETS                                            1996              1995
                           ------                                          --------          --------
 Cash and due from Banks                                                   $ 12 270          $  9 887
 Investment securities available for
   sale (at market)                                                          98 465            63 966

 Investment securities held to maturity (market value
   $10,986 on 9/30/96; $12,197 on 12/31/95)                                  10 728            11 645


 Federal funds sold                                                                             1 380


 Loans                                                                      245 976           210 230
   Less:  Allowance for loan losses                                          (2 868)           (2 617)
                                                                          ---------         ---------

 Loans, net of allowance for loan losses                                    243 108           207 613

 Bank premises and equipment                                                 11 665             8 652

 Accrued interest receivable                                                  3 287             2 227

 Income tax receivable                                                          284               262

 Deferred income taxes                                                          731               726

 Other assets                                                                 7 610             3 070
                                                                           --------          --------

 TOTAL ASSETS                                                              $388 148          $309 428
                                                                           ========          ========


                        LIABILITIES
                        -----------

 Domestic Deposits
   Non-interest bearing deposits                                           $ 43 570          $ 33 887
   Interest bearing deposits
     Now                                                                     39 169            36 945
     Savings                                                                 93 494            84 448
     Time, $100,000 and over                                                 25 282            11 523
     Other time                                                             122 534           100 177
                                                                           --------          --------

   Interest bearing deposits                                               $280 479          $233 093
                                                                           --------          --------

 Total deposits                                                            $324 049          $266 980


 Short term borrowings                                                       22 165             1 528
 Long term debt                                                                 374               475

 Accrued expenses and other liabilities                                       4 885             3 606

 Dividends payable                                                                                564
                                                                           --------          --------

     TOTAL LIABILITIES                                                     $351 473          $273 153
                                                                           --------          --------



                    STOCKHOLDERS EQUITY
                    -------------------

 Common Stock $5.00 par value - authorized
   10,000,000 shares; issued 2,460,481 shares
   on 9/30/96 and 2,454,881 on 12/31/95;  outstanding
   2,458,537 shares on 9/30/96 and 2,452,937 on 12/31/95                   $ 12 302          $ 12 274

 Additional paid-in capital                                                   6 004             5 954

 Reserve for market adjustment of
   securities                                                                (1 237)              176

 Retained earnings                                                           19 655            17 920
 Treasury Stock                                                                 (49)              (49)
                                                                           --------          --------

 TOTAL STOCKHOLDERS EQUITY                                                   36 675            36 275
                                                                           --------          --------
 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                 $388 148          $309 428
                                                                           ========          ========



 See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)



                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30                      SEPTEMBER 30

                                                       1996           1995               1996             1995
                                                     --------       ---------            ------         --------
 Interest Income

   Interest and fees on loans                          $ 5,617       $  4,991            $ 15,716       $ 14,491
   Interest on investment securities
     Taxable                                             1,234            840               2,698          2,459
     Exempt from federal income tax                        405            317               1,144            930
   Other interest income                                    23            113                  58            145
                                                      --------       --------            --------       --------
     Total Interest Income                               7,279          6,261              19,616         18,025

 Interest Expense

   Interest on deposits                                  3,180          2,565               8,292          7,277
   Interest on short term borrowings                       115             32                 314            271
   Interest on Long-term debt                               10              0                  31              0
                                                      --------       --------            --------       --------

     Total Interest Expense                              3,305          2,597               8,637          7,548
                                                      --------       --------            --------       --------
 Net Interest Income                                     3,974          3,664              10,979         10,477

 Provision for loan losses                                  88             78                 269            233
                                                      --------       --------            --------       --------
   Net interest income after
   provision for loan losses                             3,886          3,586              10,710         10,244
                                                      --------       --------            --------       --------

 Other Income

   Fees for fiduciary activities                           139            112                 412            275
   Fees from loan servicing                                131             98                 632            326
   Fees for other services to customers                    367            311               1,051            892
   Securities gains (losses)                                 0                                  0             (6)
   Other income                                            204             35                 276            200
                                                      --------       --------            --------       --------

     Total Other Income                                    841            556               2,371          1,687
                                                      --------       --------            --------       --------

 Other Expenses
   Salaries and employee benefits                        1,824          1,466               4,833          4,034
   Occupancy expense                                       219            153                 558            436
   Equipment expense                                       227            158                 596            467
   Data processing and courier                             138             65                 393            348
   FDIC insurance expense                                    1            (15)                  2            266
   Operation of other real estate                            7             (2)               (163)            28
   Other operating expense                                 780            614               1,937          1,511
                                                      --------       --------            --------       --------

     Total Other Expenses                                3,196          2,439               8,156          7,090
                                                      --------       --------            --------       --------

 Income before income taxes                              1,531          1,703               4,925          4,841
 Income tax expense (benefit)                              478            507               1,495          1,481
                                                      --------       --------            --------       --------

 Net Income                                           $  1,053       $  1,196            $  3,430       $  3,360
                                                      ========       ========            ========       ========


 Net Income per share (1)                             $   0.43       $   0.49            $   1.40       $   1.37

 Cash dividends per share                             $   0.23       $   0.22            $   0.69       $   0.66


(1) Based on 2,453,559 shares average outstanding in 1996 and 2,452,937 in 1995.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)





                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                                     ------------------------------
                                                                                       1996                  1995
                                                                                     --------              --------
                                                                                         (thousands of dollars)
 Cash flows from operating activities:
   Interest received from:
     Loans                                                                           $ 15,482              $ 14,313
     Investments                                                                        3,131                 3,499
   Fees and service charges                                                             2,317                 1,600
   Interest paid to depositors                                                         (7,398)               (6,512)
   Interest paid to others                                                               (342)                 (240)
   Cash paid to suppliers and employees                                               (11,477)               (6,514)
   Income taxes paid                                                                   (1,498)               (1,564)
                                                                                     --------              --------

     Net cash provided by operating activities                                            215                 4,582


 Cash flows from investing activities
   Proceeds from sales of investment securities                                             0                   993
   Principal payments received on investments                                          10,213                 9,971
   Purchase of investments                                                            (43,096)              (17,353)
   Investment in service center                                                            (0)                 (196)
   Proceeds from sale of other real estate owned                                          540                   264
   Loans made to customers in excess of principal collected                           (36,502)              (13,128)
   Capital expenditures                                                                (3,522)               (1,665)
   Net cash acquired in acquisition                                                    12,984                     0
   Payment for purchase of stock of acquired company                                  (13,875)                    0
                                                                                     ---------             --------
     Net cash (used) provided in investing activities                                 (73,258)              (21,114)
 Cash flows from financing activities:

   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                             20,954                 1,406
   Net increase (decrease) in advances from borrowers                                  20,537                (2,486)
   Net increase (decrease) in time deposits                                            36,115                18,650
   Proceeds from issuance of common stock                                                  78                    11
   Dividends paid                                                                      (2,258)               (2,158)
                                                                                     --------              --------

     Net cash provided by financing activities                                         75,426                15,423
                                                                                     --------              --------


 Net increase (decrease) in cash and cash equivalents                                   2,383                (1,109)
 Cash and cash equivalents, beginning                                                   9,887                10,516
                                                                                     --------              --------

 Cash and cash equivalents, ending                                                   $ 12,270              $  9,407


                                                                                           1996                  1995
                                                                                         --------              --------
                                                                                           (thousands of dollars)
 Reconciliation of net income to net cash provided by
      operating activities:

 Net Income                                                                              $  3,430              $  3,360

 Adjustment to reconcile net income to net cash provided
   by operating activities:
 Depreciation                                                                                 509                   381
 Provision for loan losses and real estate owned                                              269                   233
 Amortization of premium on investments                                                       209                   196
 Accretion of discount on investments                                                        (163)                 (139)
 Cash surrender value increase                                                                (59)                  (21)
 (Gain) loss from disposal of other real estate                                              (209)                   (1)
 (Gain) loss  on sale of investment securities                                                 (0)                    6
 Equity in income of service center                                                             4                   (53)
 Amortization of book of business                                                               1                     0
 Goodwill writedown                                                                            79                     4
 Deferred compensation                                                                        134                    59

 Changes in assets and liabilities:

   Interest receivable                                                                     (1,061)                 (312)
   Prepaids and other assets                                                               (4,083)                  147
   Unearned income                                                                             12                    26
   Interest payable                                                                           898                   795
   Taxes payable                                                                               (3)                  (83)
   Other liabilities                                                                          248                   (16)
                                                                                         --------              --------
 Total adjustments                                                                         (3,215)                1,222
                                                                                         --------              --------

 Net cash provided by operating activities                                               $    215              $  4,582
                                                                                         ========              ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996





 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1995 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of September 30, 1996 and December 31, 1995. The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of results to be expected for the entire year.



 2. The book value of investment securities, by type, held by the Company are as follows:



                                                                      SEPT  30       DECEMBER 31
                                                                        1996            1995
                                                                      --------       -----------
                                                                        (thousands of dollars)
       Investment securities held to maturity:

       Obligations  of  states  and political
         subdivisions                                                 $ 10,728          $ 11,237

       Other                                                                 0               408
                                                                       -------          --------


       Investment securities held to maturity                         $ 10,728          $ 11,645

       Investment securities available for sale:

       U.S.  Treasury and other U.S. government
         agencies                                                     $ 44,619          $ 11,321
       Obligations  of states  and  political                           17,234            13,322
         subdivisions
       Mortgage-backed securities                                       35,005            38,430
       Other                                                             1,607               893
                                                                      --------          --------

       Investment securities available for sale                       $ 98,465          $ 63,966
                                                                      ========          ========




 3.    At September 30, 1996 and December 31, 1995, loans were as follows:



                                                                      SEPT   30           DECEMBER 31
                                                                         1996                 1995
                                                                      ---------           -----------
                                                                           (thousands of dollars)
       Commercial, industrial and agricultural                       $ 145,052             $ 129,712
       Real estate - construction                                        9,853                 6,378
       Real estate - mortgage                                           76,901                62,271
       Installment                                                      14,836                12,522
       Less:  Deferred loan origination fees, net of
         costs                                                            (666)                 (653)
                                                                      --------              --------
                                                                       245,976               210,230

       Less allowance for loan losses                                   (2,868)               (2,617)
                                                                      --------              --------
         Net loans                                                   $ 243,108             $ 207,613


 4.    As of December 31, 1993,  the Company adopted STATEMENTS OF
       FINANCIAL ACCOUNTING  STANDARDS No. 115 (SFAS 115)  "ACCOUNTING FOR
       CERTAIN  INVESTMENTS IN  DEBT  AND EQUITY  SECURITIES."   Accordingly,
       investment securities available for sale at September 30, 1996 and December 31, 1995 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as
       adjustments to interest income.   Realized gains or losses  on
       disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.


 5. As of January 1, 1996, the Company adopted SFAS No. 122. "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the Company's financial position and the results of operation were not material for the three and nine months ended September 30, 1996.


 6.    On August  31, 1994, the Company  acquired Kewaunee County
       Banc-Shares,  Inc. ("KCB"), a  registered bank holding company,  and its wholly owned  subsidiary, State Bank  of Kewaunee (subsequently  named
       "Baylake Bank Kewaunee") ("BBK").   Effective January 1, 1996,  Baylake
       Bank and BBK were  merged, and referred to herein as "Baylake Bank".


 7. On July 1, 1996, the Company acquired Four Seasons of Wis, Inc. ("Four Seasons"), a registered bank holding company, and its wholly
       owned  subsidiary, The Bank.   Effective July 1, 1996,  Baylake Bank and
       The Bank were merged, and referred to herein as "Baylake Bank". The transaction is accounted for using the purchase method.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. ("Company") at September 30, 1996, and the results of operations for the three and nine months ended September 30, 1996 and September 30, 1995. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

In March 1996, the Company signed an agreement to acquire Four Seasons of Wis., Inc. ("Four Seasons") and its subsidiary The Bank ("Bank") in a cash transaction valued at $13.8 million. Because the transaction would be accounted for using the purchase method of accounting, it would affect future operations.

Subsequently on July 1, 1996, the Company consummated its acquisition of Four Seasons. To consummate the acquisition, the Company has paid to date $13.875 million which is composed of the initial purchase price of $13.8 million and estimated income of Four Seasons for 1996 up to the effective date of the transaction. This is subject to final review of a certified audit confirming financial data for Four Seasons for the six months ended June 30, 1996. Any adjustment to final net income due shall be made at that time and transacted accordingly.


RESULTS OF OPERATIONS

For the three months ended September 30, 1996, net income decreased $143,000, or 12.0%, to $1.05 million from $1.20 million for the third quarter of 1995. The annualized return on average assets and return on average equity for the three months ended September 30, 1996, were 1.08% and 11.29%, respectively compared to 1.55% and 13.40%, respectively, for the same period a year ago.

For the nine months ended September 30, 1996, net income was $3.43 million, an increase of 2.1% from the $3.36 million earned during the first nine months of 1995. The annualized return on average assets and return on average equity, were 1.35% and 12.45%, respectively compared to 1.52% and 13.10%, respectively for the same period a year ago.

The change in net income for both periods is primarily due to improved net interest income and an increase in other income offset by increased other expenses.

NET INTEREST INCOME

Net interest income for the three months ended September 30, 1996 increased $310,000, or 8.5%, to $3.97 million from $3.66 million for the same period a year ago. Total interest income for the third quarter of 1996 increased $1.02 million, or 16.3%, to $7.28 million from $6.26 million for the third quarter of 1995, while interest expense increased $708,000, or 27.3%, to $3.31 million from $2.60 million in the third quarter of 1995. These changes were primarily the result of a favorable increase in the average volume of earning assets offset by increased competition related to loan pricing, particularly in the commercial sector, and deposit pricing, primarily in time deposits.

For the three months ended September 30, 1996, average earning assets increased $42.2 million, or 14.7%, when compared to the same period last year. The Company registered an increase in average loans of $38.1 million, or 18.5% for the third quarter of 1996 compared to the same period a year ago.

For the nine months ended September 30, 1996, average earning assets increased by $28.9 million, or 10.5%, when compared to the same period last year. Loans have continued to grow as the Company registered an increase in average loans of $26.9 million, or 13.4%, for the first nine months of 1996 compared to the same period in 1995. Loans have typically resulted in higher rates of interest payable to the Company then have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended September 30, 1996 decreased from 5.25% to 5.02% compared to a year ago. The average yield on interest earning assets amounted to 8.99% for the third quarter of 1996, representing an increase of 14 basis points from the same period last year. Total loan yields declined 46 basis points to 9.18%, while total investment yields increased 166 basis points to 8.50% as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 10 basis points during the third quarter of 1996, while short-term borrowing costs declined 146 basis points during the third quarter of 1996. The above factors resulted in the decrease of the Company's overall interest margin for the third quarter.

Net interest margin (on a federal tax-equivalent basis) for the first nine months of 1996 declined to 5.03% from 5.28% for the same period a year ago. The average yield on interest-earning assets amounted to 8.79% for the first nine months of 1996, representing a decrease of 12 basis points from the same period last year. Total loan yields declined 43 basis points while investment securities increased 56 basis points. The Company's average cost on interest-bearing deposit liabilities declined 7 basis points to 4.34% for the first nine months of 1996, while short-term borrowing costs declined 237 basis points comparing the two periods. The above factors contributed to a decline in the Company's overall interest margin for the first nine months ended September 30, 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 1996 increased $10,000, or 12.8%, to $88,000 from $78,000 for the third quarter a year ago. For the first nine months ended September 30, 1996, the provision for loan losses increased $36,000, or 15.5%, to $269,000 from $233,000 for the same period last year. This increase has occurred primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio. Based on current conditions, management intends to maintain the loan loss reserve at a level above 1.25% of average total loans, subject to continuing review.

NON-INTEREST INCOME

Total non-interest income increased $285,000, or 51.3%, to $841,000 for the third quarter of 1996, from $556,000 for the third quarter a year ago. For the first nine months of 1996, non-interest income has increased $684,000, or 40.6%, to $2.37 million from $1.69 million for the same period last year.
These increases have occurred as a result of increased trust revenues, increased loan servicing fees, and increased fees for other customer services. Trust revenues increased primarily as a result of increased trust business. Loan servicing fees increased for two reasons. Premiums of approximately $210,000 were realized as a result of loan sales in the secondary market and estimated fees of $134,000 were recognized as a result of the implementation of SFAS No. 122 "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" at the beginning of 1996. The increase in fees for other services to customers primarily resulted from increased revenues from the Company's insurance subsidiary. Revenues of approximately $125,000 stemming from the operation of Karsten Resources, Inc. ("Karsten"), a hotel and restaurant business, account for the increase in other income.

NON-INTEREST EXPENSE

Non-interest expense increased $757,000, or 31.0%, for the three months ended September 30, 1996 compared to the same period in 1995. Salaries and employee benefits showed the largest increase of $358,000, or 24.4%, due in part to additional employee expense of $28,000 stemming from the Karsten operation and additional expense resulting from operations in Green Bay region.
Approximately $95,000 of the increase occurred as a result of additional employees due to the Four Seasons purchase and merger. Normal salary increases account for the remaining increase in salaries and benefits. Increased occupancy and equipment expenses have also resulted due to the start up of operations in the Green Bay region. Other operating expense shows an increase of $166,000, or 27.0%, for the third quarter of 1996 primarily as a result of approximately $49,000 from operations of the Bank and an additional $75,000 of goodwill amortized during the quarter as a result of the acquisition of Four Seasons. The balance of the increase has occurred as a result of additional promotional expenses, supplies, expense, and data services expense stemming from startup in the Green Bay region, as well as normal expense increases in other areas. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.42% for the three months ended September 30, 1996 compared to 2.43% for the same period in 1996.

Non-interest expense increased $1.07 million, or 15.0%, for the nine months ended September 30, 1996, compared to the same period in 1996. Salaries and employee benefits showed an increase of $799,000, or 19.8%, due in part to $89,000 recognized from the Karsten operation along with the additional salary expenses stemming from the Green Bay and Bank operations as previously explained. Normal salary increases accounted for the balance of the increase in salaries and benefits. The increase in occupancy and equipment expense were primarily the result for the same reasons listed previously. Other real estate owned expenses shows income of $163,000, due to gains taken upon disposition of property totaling $209,000. Much of the gains resulted from additional sales of lots of Idlewild Valley, a former subsidiary of the Company whose value was written off in 1988. FDIC insurance expense shows a reduction of $264,000 as a result of action taken by the FDIC to lower fees assessed to a minimum fee, rather than the 23 cents per $100 of deposits assessed in the early half of 1995. Items affecting the increase in other operating expense include $65,000 stemming from the operation of Karsten, $49,000 from the operations of the Bank and $75,000 of goodwill amortized as a result of the Four Seasons acquisition. The balance of the increase has occurred as a result of additional promotional expenses, supplies expense, and data services expense stemming from startup in the Green Bay region, reasons listed previously. The overhead ratio was 2.28% for the nine months ended September 30, 1996 compared with 2.44% for the same period in 1995.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended September 30, 1996 decreased $29,000, or 5.7%, to $478,000 from $507,000 for the same period one year ago. The decrease in income tax provision was due to decreased taxable income. The Company's provision for income taxes for the nine months ended September 30, 1996 increased $14,000, or 1.0%, to $1.49 million from $1.48 million for the same period a year ago. The increase in income tax provision was due to increased taxable income.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At September 30, 1996, total loans increased $35.7 million, or 17.0%, to $246.0 million from $210.2 million at December 31, 1995. Approximately $12.3 million of loans were acquired as a result of the Four Seasons acquisition. The change in loan mix in the Company's portfolio resulted from an increase in commercial loans to $145.1 million at September 30, 1996 compared to $129.7 million at December 31, 1995. In addition, real estate construction loans increased to $9.9 million at September 30, 1996 compared to $6.4 million at December 31, 1995 and real estate-mortgage loans increased to $76.9 million at September 30, 1996 compared to $62.3 million at December 31, 1995.

NON-PERFORMING ASSETS

At September 30, 1996, non-performing assets amounted to $3.11 million compared to $1.49 million at December 31, 1995. Non-performing loans at September 30, 1996 were .73% of total assets compared with .48% at December 31, 1995. $627,000 of this increase stems from a commercial credit which is attempting a reorganization of an existing business. $397,000 of the increase centers around one restaurant business which is experiencing cashflow problems. In the event of liquidation, management expects minimal losses due to the strong collateral position that exist in that particular loan. Other real estate totaling $274,000 consists of two restaurant properties amounting to $168,000 and two residential properties equaling $106,000. No loss is anticipated as strong collateral positions exist in these properties. The ratio of non-performing assets to total loans at September 30, 1996 was 1.26% compared to
 .71% at December 31, 1995.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At September 30, 1996, the allowance for loan losses increased $251,000 from year end 1995 to $2.87 million. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has declined slightly. The allowance is at a level currently believed to be acceptable by management. At September 30, 1996 and December 31, 1995, the allowance for loan losses as a percentage of total loans were at 1.17% and 1.24% respectively.

INVESTMENT PORTFOLIO

At September 30, 1996, the investment portfolio increased $33.6 million, or 44.4%, to $109.2 million from $75.6 million at December 31, 1995. Approximately $29.7 million of investments were added as a result of the Four Seasons acquisition. At September 30, 1996, the investment portfolio represented 28.1% of total assets compared with 24.4% at December 31, 1995. The increase in total investments occurred primarily as a result of the acquisition of Four Seasons.

DEPOSITS

Total deposits at September 30, 1996 increased $57.1 million, or 21.4%, to $324.0 million from $267.0 million at December 31, 1995. Approximately $46.9 million of the growth came as a result of the Four Seasons acquisition, consisting largely of time deposits totaling $32.7 million . Non-interest bearing deposits at September 30, 1996 increased $9.7 million, or 28.6%, to $43.6 million from $33.9 million at December 31, 1995. Interest-bearing deposits at September 30, 1996 increased $47.4 million, or 20.3%, to $280.5 million from $233.1 million at December 31, 1995. Time deposits show a larger than normal increase with $36.1 million in growth since year end 1995, primarily due to the Four Seasons acquisition. In addition, entry into the Green Bay market has provided additional sources of deposit growth helping to reduce the typical seasonal patterns experienced by the Company in its Door County market.

SHORT-TERM BORROWINGS

Total short-term borrowings at September 30, 1996 increased $20.6 million to $22.2 million from $1.5 million at December 31, 1995. The increase has primarily occurred as a result of the acquisition of Four Seasons totaling $13.8 million and additional demands caused by increases in the loan portfolio where customer demand remains quite strong in the markets that the Company serves.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cashflows for the nine months ended September 30, 1996, cash and cash equivalents increased $2.4 million during the period to $12.3 million at September 30, 1996. The increase primarily reflected $215,000 in net cash provided by operating activities and $75.4 million provided by financing activities offset by $73.3 million used in investing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net increase in investments and loans (primarily as a result of the Four Seasons acquisition) plus necessary capital expenditures in addition to a payment of $13.8 million used in the acquisition of Four Seasons. This was offset by approximately $13.0 million of cash acquired as a result of the Four Seasons purchase. Net cash provided by financing activities resulted primarily from a net increase in deposits (largely as a result of the Four Seasons acquisition) and borrowed funds offset by dividends paid. Strong loan demand for the first nine months of 1996 continues to remain solid, thereby effecting an increase in short term funding requirements through overnight correspondent fed funds purchases. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth so as to reduce reliance on short-term funding needs.

The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views its liquidity as the ability to raise cash at reasonable costs or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Although the percentage of earning assets represented by loans is increasing, management believes that liquidity is adequate to support anticipated borrowing requirements and deposit flows.

INTEREST RATE SENSITIVITY

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Company is slightly liability gap sensitive, although management believes that a range of plus or minus 15% (from 100% matching) within a one year pricing schedule is acceptable. The analysis considers regular savings, money market deposits and NOW accounts to be rate sensitive within three months. All other earning categories including loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities. Also, Baylake Bank considers its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitive gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of September 30, 1996, rate sensitive liabilities exceeded rate sensitive assets by $77.6 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 61.0%. For the next time frame of four to six months, rate sensitive assets exceeded rate sensitive liabilities by $4.3 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 85.2%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 75%, which is outside the range of plus or minus 15% deemed acceptable by management.

Management continually review its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                            AS OF SEPTEMBER 30, 1996



                                              Within      Four to      Seven to    One Year      Over
                                              Three         Six         Twelve      to Five      Five
                                              Months       Months       Months       Years       Years         Total
                                              ------       ------       ------       -----       -----         -----
 (In Thousands)
 Earning Assets:
   Investment Securities                     $   7,675     $  6,720     $ 15,138     $48,523      $31,137      $109,193

   Loans and Leases:

     Variable Rate                              94,418            0                        0                     94,418
     Fixed Rate                                 19,070       18,202       38,153      72,391        1,474       149,290
                                              --------     --------      -------     -------      -------      --------

 Total Loans and Leases                       $113,488     $ 18,202      $38,153     $72,391      $ 1,474      $243,708
                                              --------     --------      -------     -------      -------      --------

 Total Earning Assets                         $121,163     $ 24,922      $53,291    $120,914      $32,611      $352,901
                                              ========     ========      =======    ========      =======      ========



 Interest Bearing Liabilities:
   NOW Accounts                               $ 39,169      $            $           $            $            $ 39,169

   Saving Deposits                              93,494                                                           93,494
   Time Deposits                                43,912       29,198       37,917      36,724           65       147,816

   Borrowed Funds                               22,165           53            0         211          110        22,539
                                              --------      -------      -------     -------      -------      --------


 Total Interest Bearing Liabilities           $198,740      $29,251      $37,917     $36,935      $   175      $303,018
                                              ========      =======      =======     =======      =======      ========




 Interest Sensitivity GAP                      (77,577)     $(4,329)     $15,374     $83,979      $32,436      $ 49,883
   (within periods)


 Cumulative Interest Sensitivity GAP           (77,577)     (81,906)     (66,532)     17,447      $49,883

 Ratio of Cumulative Interest                  -21.98%      -23.21%      -18.85%       -4.94       14.14%
   Sensitivity GAP to Rate
   Sensitive Assets


 Ratio of Rate Sensitive Assets to    Rate      60.97%       85.20%      140.55%     327.37%         ---
   Sensitive Liabilities


 Cumulative Ratio of Rate Sensitive             60.97%       64.07%       74.98%     105.76%      116.46%
   Assets to Rate Sensitive
   Liabilities

CAPITAL RESOURCES

At September 30, 1996, stockholders' equity increased $400,000, or 1.1%, to $36.7 million from $36.3 million at December 31, 1995. The increase resulted from net income less dividends paid offset by a reduction in capital of $1.4 million resulting from the implementation of FAS 115. At September 30, 1996, the Company's risk-based Tier 1 Capital Ratio was 14.28%, the total risk based capital ratio was 15.36% and the leverage ratio was 9.9%. The Company and Baylake Bank continue to exceed all applicable regulatory capital requirements.

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

          Baylake acquired Four Seasons pursuant to a Agreement and Plan of Acquisition dated as of March 13, 1996. To consummate the acquisition, Baylake has paid thus far an aggregate of $13,875,000, including the initial purchase price of $13,800,000 plus $75,000 of the estimated income of Four Seasons for 1996 up to the effective date of the transaction. The remaining 50% of estimated net income is placed in escrow with Baylake Bank until completion and review of a certified audit confirming financial data for Four Seasons for the six months ended June 30, 1996. Any adjustment to final net income due shall be made at that time and the remaining income shall be paid out. To the extent that there is any increase in actual income which exceeds the amount held in escrow, Baylake has agreed to pay such increase at that time.

          The acquisition was negotiated at arm's length between Baylake and the representatives of Four Seasons (who are not affiliated with Baylake). The transaction is being accounted for by Baylake using the purchase method of accounting.

          Green Bay Branches

          Baylake Bank completed construction of its permanent facility in the Green Bay region and opened for business in March 1996. This facility will offer a full range of products and services. Total costs for building and equipment to date are $2.0 million. In addition, construction has occurred on a second site in Green Bay. This area is currently served by a temporary facility and offers various retail services as well as consumer and commercial loan services. Subsequent to December 31, 1995, Baylake Bank has entered into a contract to construct a building for $1.1 million with completion occurring in the late third quarter of 1996.

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

Item 6.   8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K filed for three months ended June 30, 1996

          The initial filing of Form 8-K dated July 12, 1996 was followed by a subsequent filing with audited financial statements of Four Seasons and proforma financial information for June 30, 1996 and filed on September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    BAYLAKE CORP.
                                            ----------------------------------
                                                    (Registrant)

Date:    November 12, 1996                  Thomas L. Herlache
      ------------------------              ---------------------------------
                                            Thomas L. Herlache
                                            President (CEO)


Date:    November 12, 1996                  Steven D. Jennerjohn
      ------------------------              ---------------------------------
                                            Steven D. Jennerjohn
                                            Treasurer (CFO)