Form 10-K
period 1996-12-31
BAYLAKE CORP
filed 1997-03-31
CIK 275119

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from  _____________________  to _____________________

                         Commission file number 0-8679

                                 BAYLAKE CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Wisconsin                                               39-1268055
-------------------------------                              --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporated or organization)                                Identification No.)

217 North Fourth Avenue., Sturgeon Bay,  WI                           54235
-------------------------------------------                  --------------------
 (Address of principal executive offices)                           (Zip Code)

Registrant's Telephone number, including area code:             (414)-743-5551
---------------------------------------------------          --------------------

Securities registered pursuant to Section 12(b) of the Act:          None
-----------------------------------------------------------  --------------------

Securities registered pursuant to Section 12(g) of the Act:    Common Stock $5
-----------------------------------------------------------  ---------------------
                                                                 Par Value
                                                                 ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 26, 1997 2,458,537 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $25.50 reported bid price on that date) held by non-affiliates (excludes a total of 253,639 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $56,224,892.


                     DOCUMENTS INCORPORATED BY REFERENCE


                                               Part of Form 10-K Into Which
            Document                     Portions of Documents are Incorporated
            --------                     --------------------------------------
  Proxy Statement for 1997 Annual
    Meeting  of Shareholders                            Part III

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

On July 1, 1996, the Registrant acquired Four Seasons of Wis, Inc. ("Four Seasons") and its subsidiary The Bank (with branches in Manawa and King, Wisconsin) in a cash transaction totaling $13.875 million. On July 1, 1996, Four Seasons was dissolved and The Bank was merged into Baylake Bank. At the time of acquisition, The Bank had total assets of $55.8 million, loans of $12.2 million, deposits of $46.9 million and shareholders' equity of $8.4 million. This transaction has been accounted for using the purchase method of accounting.


Baylake Bank

The Bank is a Wisconsin State Bank originally chartered in 1876. At December 31, 1996, the Bank had total assets of $395.4 million. It is a member of the Federal Reserve System and its deposits are insured, subject to regulatory limits, by the FDIC. It provides general banking and trust department services to commercial, industrial and individual accounts in a five county area composed of Door, Kewaunee, Manitowoc, Brown and Waupaca Counties. The Bank offers a full range of financial services, including demand deposit accounts, various savings account plans, certificates of deposit, individual retirement accounts, real estate mortgage loans, consumer and business loans, agricultural loans, safe deposit boxes, collection services, transfer agency services, a trust department, insurance agency, discount brokerage, financial planning, conference facilities and access to TYME Corporation's electronic funds transfer system. The Bank maintains a number of divisions each headed by a vice president, including a Retail Division, Commercial/Loan Division and Non-Bank Division to facilitate the provision of customer services, and three supportive divisions, the Administrative Division, Accounting Division and Operations Division.

The Bank has the following 100%-owned subsidiaries: Baylake Investments, Inc., Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., Karsten Resources, Inc. and Baylake Insurance Agency, Inc.. Baylake Investments, Inc. was formed to manage certain bank assets available for investment. Bank of Sturgeon Bay Building Corporation owns the main office building, conference center facilities and underlying property of the Bank. Cornerstone Financial, Inc. manages Bank of Sturgeon Bay Building

Corporation's conference center facilities.   Karsten Resources, Inc. manages
hotel and restaurant facilities, acquired as a result of a loan default. Baylake Insurance Agency, Inc. offers various types of insurance products to the general public as an independent agent. The Bank also owns a 49.6% interest in United Financial Services, Inc. ("UFS"), a data processing services company. Unaffiliated third parties own a 50.4% interest in UFS. The revenues generated by these subsidiaries and UFS amount in aggregate to less than 5% of the Bank's total income.

The Bank offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. They make real estate, commercial/industrial, agricultural and consumer loans. The Bank focuses lending activities on individuals and small businesses in its market area. Lending has been exclusively within the industrial and consumer community within their market areas. The Bank's market area consists of primarily Door County, Wisconsin. Sturgeon Bay is the county seat and major industrial and retail area of Door County. The Bank is the largest commercial bank in Door County. The Bank operates seven branch offices (two of which are seasonal) in Door County, in addition to its main office in downtown Sturgeon Bay. Baylake Bank has also expanded into the Northeast Brown County region with two permanent facilities opened in 1996 and a leased facility opened in Northwest Brown County in the latter part of 1996. These facilities will offer a full range of services similar to those of Baylake Bank.

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

The Bank's market area consists also of Kewaunee County, Wisconsin and adjacent portions of Manitowoc County. The Bank owns and operates three branch offices, in addition to its main office in downtown Kewaunee. The resident population of Kewaunee County is approximately 20,000 according to the 1990 census, with 2,750 people living in Kewaunee and 3,353 in Algoma. The Kewaunee County industrial base is diverse with over half of the business associated with food and related products, fabricated metals, and lumber and wood furniture and fixtures. Most industry is centered in the Kewaunee and Algoma area. The rest of Kewaunee County is primarily involved in agriculture (mainly dairy production).

Tourism also contributes to the local economy.

The Bank additionally has three locations in Brown County consisting of two permanent locations located on the Northeast side of Green Bay and one leased facility located on the Northwest side of Green Bay. The area offers a wide and diversified manufacturing and service industry mix and is a leading area for growth in Wisconsin.

The Bank's market area also consists of two locations in Waupaca county (acquired thru the Four Seasons acquisition) and is located approximately 35 miles west of Green Bay. The major industries center around the production of food and related products, lumber and wood furniture and fixtures. Tourism also contributes to the local economy.

Lending and Investments

The Bank offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. They make real estate, commercial/industrial, agricultural and consumer loans. The Bank focus lending activities on individuals and small businesses in its market area. Lending has been exclusively within the State of Wisconsin. The Bank does not conduct any substantial business with foreign obligors. The markets served by the Bank include a wide variety of types of businesses; therefore, the Registrant does not believe it is unduly exposed to the problems in any particular industry group. However, any general weakness in the economy of Door and Kewaunee County areas ( as a result, for example, of a decline in its manufacturing and tourism industries or otherwise) could have a material effect on the business and operations of the Registrant.

The Bank's total outstanding loans as of December 31, 1996 amounted to approximately $261.4 million, consisting of 76.2% residential, commercial, agricultural and construction real estate loans, 15.7% commercial and industrial loans, 5.8% installment and 2.3% agricultural loans.

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

Deposits

The Bank offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Bank are insured by the FDIC up to statutory limits. At December 31, 1996, the Bank's total deposits amounted to $327.2 million, including interest bearing deposits of $284.9 million and non-interest bearing deposits of $42.3 million.

Other Customer Services and Products

Other services and products offered by the Bank and subsidiaries include safety deposit box services, personal and corporate trust services, conference center facilities, an insurance agency and discount brokerage services offering stocks, bonds, annuities, mutual funds and other investment products.

Competition

The Bank competes with other financial institutions and businesses in both attracting and retaining deposits and making loans. The Bank encounters direct competition in its Door County market area from one other commercial bank as well as from two savings and loans associations and one credit union which maintain offices in Door County. The Bank encounters direct competition in its Kewaunee County market area from four other commercial banks as well as one savings and loan association and one credit union. In spite of such competition, the Bank has maintained their position within the market areas, holding better than half of all commercial bank deposits in the combined market area as of December 31, 1996. Although no assurance can be given that they will continue to do so, the Bank has been able to maintain their prominence in the market areas, even though certain competitors have considerably more financial and other resources than do the Registrant.

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

The Bank is incorporated under the banking laws of Wisconsin, and its deposits are insured by the FDIC. It is therefore subject to supervision and regulation by the Wisconsin Commissioner of Banking (the "Commissioner"), the Federal Reserve Bank ("FRB") and the FDIC. As a registered bank holding company under the Bank Holding Company Act, Baylake is subject to review and regulation by the FRB (their primary regulator). Baylake is also subject to review and examination by the Commissioner under Wisconsin law.

In addition to general requirements that banks retain specified levels of capital and otherwise conduct their business in a safe and sound manner, Wisconsin law requires that dividends of Wisconsin banks declared and paid without approval of the Commissioner be paid out of current earnings or, no more than once within the immediate preceding two years, out of undivided profits in the event there have been insufficient net profits. Any other dividends require the prior written consent of the Commissioner. As a result of extraordinary dividends declared to enable the purchase of Four Seasons, the Bank is required to get written consent from the FRB prior to paying dividends. The Bank is in compliance with all applicable capital requirements and may pay dividends to Baylake, pending written approval.

Current federal law provides that adequately managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Beginning on June 1, 1997, banks may create interstate branching networks in states that do not "opt out" of interstate branching. Prior to that date, banks could create interstate branching networks in states that "opted in" to interstate branching early. Wisconsin law generally permits establishment of full service bank branch offices statewide.

Employees

At December 31, 1996, the Registrant and its subsidiary, had 185 full-time equivalent employees.

Statistical Information

The following statistical information is presented in accordance with the Securities and Exchange Commission's Guide 3, "Statistical Disclosure by Bank Holding Companies." Reference numbers relate to Guide 3.

      I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                  INTEREST RATES AND INTEREST DIFFERENTIAL

A.    Three-year comparison of Consolidated Average Balance Sheet (in thousands)

                                                                  1996              1995              1994
                                                                  ----              ----              ----
 Assets
   Cash and Due from Banks                                      $  9,168          $  7,609          $  7,948
   Investment Securities:
     U. S. Treasury                                                5,270             6,076             9,297
     U. S. Government Agencies                                    50,384            46,865            42,026
     State and Municipal Obligations                              25,143            18,495            21,402
     Other Securities                                              2,967             2,376             2,285
     Market Adjustment on AFS Securities                              52            (1,153)           (1,052)
                                                                --------         --------          --------
       Total Investments                                        $ 83,816          $ 72,659          $ 73,958
                                                                --------          --------          --------
   Federal Funds Sold                                           $    943          $  4,849          $  6,196
   Loans, Net of Unearned Income                                $233,473          $201,839          $187,945
     Reserve for Loan Losses                                      (2,792)           (2,669)           (2,452)
                                                                --------          --------          --------
       Net Loans                                                $230,681          $199,170          $185,493
                                                                --------          --------          --------
   Bank Premises and Equipment                                  $  9,925          $  6,873          $  5,710
   Other Real Estate Owned                                      $    150          $    128          $     83
   Other Assets                                                 $ 17,600          $  7,326          $  5,163
                                                                --------          --------          --------
       Total Assets                                             $352,283          $298,614          $284,551
                                                                ========          ========          ========

 Liabilities and Stockholders' Equity

   Demand Deposits                                              $ 37,229          $ 32,350          $ 30,815
   NOW Account Deposits                                           36,593            33,060            33,618
   Savings Deposits                                               88,046            83,470            84,623
   Time Deposits                                                 135,759           106,444            93,618
                                                                --------          --------          --------
       Total Deposits                                           $297,627          $255,324          $242,674
                                                                --------          --------          --------
   Short Term Borrowings                                        $  9,949          $  3,131          $  2,448
   Customer Repurchase Agreements                               $  1,841          $  1,279          $  3,525
   Long Term Debt                                               $    423          $    475
   Other Liabilities                                            $  4,500          $  3,834          $  2,665
                                                                --------          --------          --------
       Total Liabilities                                        $314,340          $264,043          $251,312
                                                                --------          --------          --------
   Common Stock                                                 $ 12,286          $ 12,272          $ 12,239
   Additional paid in capital                                      5,989             5,947             5,928
   Retained Earnings                                              19,675            17,141            15,784
   Net Unrealized Losses on AFS Securities                            42              (740)             (666)
   Treasury Stock                                                    (49)              (49)              (46)
                                                                --------          --------          --------
       Total Equity                                             $ 37,943          $ 34,571          $ 33,239
                                                                --------          --------          --------
       Total Liabilities and Stockholders' Equity               $352,283          $298,614          $284,551
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


                                                                1996                                        1995
                                               Amount         Interest       Yield         Amount         Interest        Yield
                                               ------         --------       -----         ------         --------        -----
 Interest-earning assets:
 Loans, Net                                      $233,473                       9.15%        $201,839                       9.74%
   Less: non-accruing Loans                        (2,402)                                     (1,463)
                                                 --------                                    --------
        Loans                                    $231,071        $21,367        9.25%        $200,376        $19,661        9.81%
 U.S. Treasury Securities                           5,270            304        5.77%           6,076            303        4.99%

 U.S. Government Agencies                          50,384          3,494        6.93%          46,865          2,895        6.18%

 State and Municipal Obligations                   25,143          2,350        9.35%          18,495          1,897       10.26%

 Other Securities                                     569             34        5.98%             423             25        5.91%

 Federal Funds Sold                                   943             58        6.15%           4,849            282        5.82%

 Other Money Market Instruments                     2,398            119        4.96%           1,953             69        3.53%
                                                 --------       --------       ------        --------        -------       ------
 Total Interest Earning Assets (net of
   non-accruing loans)                           $315,778       $ 27,726        8.78%        $279,037        $25,132        9.01%
                                                 ========       ========       ======        ========        =======       ======


 Interest-bearing liabilities:
 NOW Accounts                                     $36,593        $   868        2.37%         $33,060        $   910        2.75%
 Savings Accounts                                  88,046          2,858        3.25%          83,470          2,978        3.57%
 Time Deposits                                    135,759          7,644        5.63%         106,444          5,951        5.59%
 Short Term Borrowings                              9,949            571        5.74%           3,131            198        6.32%
 Customer Repurchase Agreements                     1,841             68        3.69%           1,279             52        4.07%
 Long Term Debt                                       423             37        8.75%             475             42        8.84%
                                                 --------        -------       ------        --------        -------       ------
 Total Interest-bearing Liabilities              $272,611        $12,046        4.42%        $227,859        $10,131        4.45%
                                                 ========        =======       ======        ========        =======       ======

                                                                   1994
                                                   Amount        Interest           Yield
                                                   ------        --------           -----
 Interest-earning assets:
 Loans, Net                                        $ 187,945                        8.83%
   Less: non-accruing Loans                          (1,565)
                                                   --------
        Loans                                      $186,380      $ 16,594           8.90%
 U.S. Treasury Securities                             9,297           483           5.20%

 U.S. Government Agencies                            42,026         2,541           6.05%

 State and Municipal Obligations                     21,402         2,229          10.41%

 Other Securities                                       418            25           5.98%

Federal Funds Sold                                   6,196           260           4.20%

 Other Money Market Instruments                       1,867            76           4.07%
                                                   --------      --------         ------
 Total Interest Earning Assets (net of
   non-accruing loans)                             $267,586      $ 22,208           8.30%
                                                   ========      ========         ======
 Interest-bearing liabilities:
 NOW Accounts                                      $ 33,618      $    810           2.41%
 Savings Accounts                                    84,623         2,549           3.01%
 Time Deposits                                       93,618         3,981           4.25%
 Short Term Borrowings                                2,448           105           4.29%
 Customer Repurchase Agreements                       3,525           111           3.15%
 Long Term Debt
                                                   --------      --------         ------
 Total Interest-bearing Liabilities                $217,832      $  7,556           3.47%
                                                   ========      ========         ======


The table below shows the net interest earnings and the net yield on interest-earning assets for the periods indicated (in thousands of dollars).

                                                  1996         1995            1994
 Total Interest Income                          $ 27,726      $ 25,132      $  22,208

 Total Interest Expense                           12,046        10,131          7,556
                                                --------      --------      ---------
 Net Interest Earnings                          $ 15,680      $ 15,001      $  14,652
                                                ========      ========      =========
 Net Yield on Interest-earning Assets               4.97%         5.38%          5.48%
 (excluding non-accruing loans)


Interest on tax exempt income, (i.e., interest earned on state and municipal obligations) are figured on a federal tax-equivalent basis using a tax rate of 34%.

I. C. The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands).



                                             1996 COMPARED TO 1995                           1995 COMPARED TO 1994
                                              INCREASE (DECREASE)                              INCREASE (DECREASE)
                                                  DUE TO (1)                                       DUE TO (1)
                                                                    RATE/                                         RATE/
                                 VOLUME              RATE          VOLUME          VOLUME          RATE           VOLUME
                                 ------              ----          ------         ------           ----          ------
 Interest earned on:

 Loans                          $ 2,925            ($1,219)        $1,706         $1,310         $ 1,757        $ 3,067
 U.S. Treasury
   Securities                       (43)                44              1           (164)            (16)          (180)
 U.S. Government
   Agencies                         231                368            599            296              58            354
 State and Municipal
   Obligations                      652               (199)           453           (300)            (32)          (332)
 Other Securities                     9                  0              9              0               0              0
 Federal Funds Sold                (234)                10           (224)           (67)             89             22
 Other Money Market
   Instruments                       19                 31             50              3             (10)            (7)
                                -------            -------        -------         ------         -------        -------
 Total Interest
   Earning Assets               $ 3,559            ($  965)        $2,594         $1,078         $ 1,846        $ 2,924
                                =======            ========       =======        =======         =======        =======

 Interest paid on:
 NOW Accounts                   $    91            ($  133)       ($   42)       ($   14)        $   114        $   100
 Savings Accounts                   156               (276)          (120)           (38)            467            429
 Time Deposits                    1,645                 48          1,693            631           1,339          1,970
 Short Term
   Borrowings                       411                (38)           373             36              57             93
 Customer Repurchase
   Agreements                        22                 (6)            16            (81)             22            (59)
 Long Term Debt                      (5)                 0             (5)            21              21             42
                                -------             -------       -------        -------         -------        -------
 Total Interest-
   Bearing
   Liabilities                  $ 2,320             $ (405)        $1,915         $  555         $ 2,020        $ 2,575
                                =======            ========       =======        =======         =======        =======


(1) When a change in interest is due both to rate changes and volume this analysis has been made on a fifty-fifty basis.

II.  INVESTMENT PORTFOLIO

A. The carrying value of investment securities for those held to maturity (at amortized cost) and available for sale (fair market value) as of December 31, 1996, 1995 and 1994 are summarized as follows (in thousand of dollars).

                                                               1996               1995                1994
                                                               ----               ----                ----
 Available for Sale
 U.S. Treasury and Other U.S. government                     $ 38,924           $ 11,321            $  8,187
   agencies
 Mortgage-backed securities                                    31,426             38,430              41,139
 Obligations of states and political                           16,971             13,322               6,742
 subdivisions
 Other                                                            369                893               2,965
                                                              -------            -------            --------
                                                             $ 87,690           $ 63,966            $ 59,033
 Held to Maturity

 Obligations of states and                                   $ 10,511           $ 11,237            $ 13,605
  political subdivisions
 Other                                                            937                408                 408
                                                             --------           --------            --------
                                                             $ 11,448           $ 11,645            $ 14,013
 Total                                                       $ 99,138           $ 75,611            $ 73,046


The Registrant does not hold investment securities of any issuer (other than securities of the U.S. Government or its agencies) whose book value exceeds ten percent of its stockholders equity.

II. B. The following table shows the maturities of investment securities as of December 31, 1996 and weighted average yields of investment securities (in thousands). The weighted average yields by maturity range was computed by annualizing the purchase yield income on the securities within such maturity range.


                                                One Year                       Over 1 Year             Over 5 Years
                                                 or less                      Within 5 Years          Within 10 Years

                                                 Amount       Yield        Amount        Yield       Amount       Yield
                                                 ------       -----        ------        -----       ------       -----
 U.S. Treasury and other U.S. Government         $4,010       4.74%       $25,169        6.70%      $ 2,913       7.18%
 agencies

 Mortgage-backed securities                      13,800       5.40%        17,626        6.58%

 Obligations of states and political              5,007      10.10%         4,864        9.48%       12,264       7.71%
 subdivisions

 Other                                              369       4.94%
                                                -------       ----        -------        ----       -------       ----
 Total                                          $23,186       7.30%       $47,659        8.02%      $15,177       7.90%


                                                     Over 10 Years              Total

                                                   Amount      Yield      Amount       Yield
                                                   ------      -----      ------       -----
 U.S. Treasury and other U.S. Government          $ 6,832      7.46%      $38,924      6.67%
 agencies

 Mortgage-backed securities                                                31,426      6.06%

 Obligations of states and political                5,347      9.01%       27,482      8.71%
 subdivisions

 Other                                                937      5.82%        1,306      5.57%
                                                  -------      ----       -------      ----
 Total                                            $13,116      6.36%      $99,138      7.03%





Weighted average yield on state and political subdivisions has been computed on a fully taxable equivalent basis using a tax rate of 34%.

III.  LOAN PORTFOLIO

A.  Types of Loans

The following table sets forth the comparison of the loan portfolio at December 31st of each of the past five years (in thousands of dollars).




                                                1996           1995              1994            1993             1992
                                                ----           ----              ----            ----             ----
 Loans secured primarily
   by real estate:
 Secured by 1 to 4 family                        $83,538         $62,271          $52,873         $48,190         $43,288
   residential properties
   Real estate-construction                       11,365           6,378            5,881           4,511           3,275
   Other real estate loans                       104,391          83,461           69,702          64,585          45,818
 Loans to farmers                                  5,883           5,771            6,103           5,586           5,306
 Commercial and Industrial                        40,777          40,287           42,157          41,558          47,707
   loans
 Loans to individuals for                         15,233          12,522           16,603          16,844          16,978
   household, family and other
   personal expenditures
 All other loans                                     240             193              152             378             513
                                                --------        --------         --------        --------        --------
   Total gross loans                            $261,427        $210,883         $193,471        $181,652        $162,885
 Less:
   Unearned Income                                  (573)           (653)            (798)           (748)           (718)
                                                --------        --------         --------        --------        --------
   Net Loans                                    $260,854        $210,230         $192,673        $180,904        $162,167
                                                ========        ========         ========        ========        ========

2. As of December 31, 1996, there existed potential problem loans totaling $1,388,994 which are not now disclosed within the category "Risk Element".

The following table indicates management's assessment of potential loss at year end 1996.

                   Loans in category       Loss factor    Loan loss potential
                   -----------------       -----------    -------------------
                    $  679,810                10%            $  67,981
                       664,854                25%              166,214
                        38,516                50%               19,258

                         5,814               100%                5,814
                    ----------              ----             ---------
    Totals          $1,388,994                               $ 259,267



Commercial loans comprised 93.2% or $1,294,424 of the total loans categorized as problem loans. The other types of loans comprising this amount were consumer loans totaling $94,570 or 6.8%.


3. The Bank's loan portfolio is diversified by types of borrowers and industry groups within the Door, Kewaunee, Brown and Waupaca county market area. Significant loan concentrations are considered to exist for a financial entity when such amounts are loaned to borrowers engaged in similar activities as would cause them to be similarly impacted by economic or other conditions. At December 31, 1996, there existed the following industry group concentrations in the Registrant's loans which exceed 10% of total loans:



                     Tourism related loans:

             Lodging Business         $38.5 million or 14.7%
                                      ----------------------
             Total tourism loans      $38.5 million or 14.7%

III.  LOAN PORTFOLIO

B.  Maturity and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of loans outstanding (in thousands) as of December 31, 1996 which, based on remaining schedule repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to the sensitivity to change in interest rates.

                                                                                   Maturing
                                                                         ----------------------------
                                                                         After One
                                                       Within            But Within            After
                                                      One Year           Five Years          Five Years           Total
                                                     ----------          ----------          ----------         ---------
 Loans secured primarily by real estate:

   Secured by 1 to 4 family
   residential property                               $ 38,350            $ 39,669            $  5,519           $ 83,538

   Real estate - construction                            2,801               4,871               3,693             11,365

   Other real estate loans                              25,733              44,740              33,918            104,391

 Loans to farmers                                        1,450               2,521               1,912              5,883

 Commercial and industrial loans                        16,223              19,534               5,020             40,777

 Loans to individuals for household family and
 other personal expenditures
                                                         7,707               7,392                 134             15,233

 All other loans                                           240                   0                   0                240
                                                      --------            --------            --------           --------
   Total                                              $ 92,504            $118,727            $ 50,196           $261,427
                                                      ========            ========            ========           ========



                                        Interest Sensitivity
                                        --------------------

                                         Fixed      Variable
                                         Rate        Rate
                                         -----      --------
   Due after one year                  $ 96,154     $ 72,769





C.  Risk Elements

1. The following table shows at December 31, the aggregate amounts of loans (in thousands) which are non-accrual, troubled with debt restructurings and accruing loans past 90 days or more as to principal or interest payments.


                                                     1996           1995            1994            1993             1992
 Non-accrual loans                                 $ 3,677         $   846        $ 1,536          $ 1,508          $ 1,535

 Troubled debt restructurings                        1,000             648            815              255              309

 Loans past due 90 days or more                          0               0             90               56              129
                                                   -------         -------        -------          -------          -------
   Total                                           $ 4,677         $ 1,494        $ 2,441          $ 1,819          $ 1,973
                                                   =======         =======        =======          =======          =======

If the non-accrual loans had been current throughout their terms, interest income would have been approximately $472,000; $74,000; $117,000; $175,000; and $189,000 for 1996, 1995, 1994, 1993 and 1992 respectively. Interest income which is recorded only as received, amounted to $154,000; $34,000; $58,000; $101,000; and $77,000 for 1996, 1995, 1994, 1993 and 1992 respectively for these non-accrual loans.

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


                                                                                        December 31
                                                        ---------------------------------------------------------------------------
                                                         1996            1995              1994            1993              1992

 Daily average amount of loans                         $233,473        $201,839          $187,945        $174,371          $155,955
                                                       ========        ========          ========        ========          ========
 Balance of allowance for possible                     $  2,617        $  2,534          $  2,434        $  2,253          $  1,905
 loan losses at beginning of period

 Allowance related to assets                                120
   acquired

 Loans Charged Off:
   Real estate - mortgage                                    99            ----              ----              12              ----

   Real estate - construction                              ----            ----              ----            ----              ----
   Loans to farmers                                        ----            ----              ----            ----              ----

   Commercial/Industrial Loans                               82             158               239              86                54

   Consumer Loans                                           105              50                32              82                42
   Lease financing/other loans                             ----            ----              ----            ----              ----
                                                       --------        --------          --------        --------          --------
      Total loans charged off                          $    286        $    208          $    271        $    180          $     96
                                                       ========        ========          ========        ========          ========
 Recoveries of loans previously   charged
 off:

   Real estate - mortgage                                  ----            ----              ----            ----              ----

   Real estate - construction                              ----            ----              ----            ----              ----
   Loans to farmers                                        ----            ----              ----            ----              ----

   Commercial/Industrial Loans                               16              33                63               5                87
   Consumer loans                                            26               8                48              46                47

   Lease financing/other loans                             ----            ----              ----            ----              ----
                                                       --------        --------          --------        --------          --------
      Total recoveries                                 $     42        $     41          $    111        $     57          $    134
                                                       --------        --------          --------        --------          --------
 Net loans charged off                                 $    244        $    167          $    160        $    123          $    (38)
                                                       --------        --------          --------        --------          --------
 Additions to allowance for                            $    400        $    250          $    260        $    304          $    310
                                                       --------        --------          --------        --------          --------
   loan losses charged to
   operating expense

Allowance for loan losses at
    end of period                                      $  2,893        $  2,617          $  2,534        $  2,434          $  2,253
                                                       ========        ========          ========        ========          ========
 Ratio of net charge offs during                           .10%            .08%              .09%            .07%             (.02%)
 period to average
   loans outstanding


The factors which influence management's judgment in determining the additions to the loan valuation reserve are as follows:

 1. The ratio of loan valuation reserves to the total loans should approximate 1.25% according to Baylake management.

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

                                  December 31, 1996     December 31, 1995          December 31, 1994
                                  -----------------     -----------------          -----------------
                                Amount     Percent   Amount       Percent      Amount        Percent
                                -----      of Loans  ------       of Loans     ------        of Loans
                                           in Each                in Each                    in Each
                                           Category               Category                   Category
                                           to Total               to Total                   to Total
                                           Loans                  Loans                      Loans
                                           --------               --------                   --------
 Real estate - mortgage        $1,143       71.9%    $1,000         69.1%      $  974        63.4%

 Real estate -
 construction                      50        4.3%        50          3.0%          50         3.0%
 Loans to farmers                  20        2.3%        20          2.7%          20         3.2%

 Commercial/industrial          1,300       15.7%     1,190         19.2%       1,133        21.8%
 Consumer                         360        5.8%       337          6.0%         337         8.6%

 Not allocated                     20                    20                        20
                               ------      ------    ------        ------      ------       ------

 Total                         $2,893        100%    $2,617          100%      $2,534         100%
                               ======      ======    ======        ======      ======       ======



                                 December 31, 1993      December 31, 1992
                                 -----------------      -----------------
                                Amount    Percent      Amount       Percent of
                                ------    of Loans     ------       Loans in
                                          in Each                   Each
                                          Category                  Category
                                          to Total                  to Total
                                          Loans                     Loans
                                          ---------                 ---------
 Real estate - mortgage        $  924        62.1%    $  771         54.7%

 Real estate -
 construction                      50         2.5%        50          2.0%
 Loans to farmers                  20         3.1%        20          3.3%

 Commercial/industrial          1,083        23.0%     1,074         29.6%
 Consumer                         337         9.3%       317         10.4%

 Not allocated                     20                     20
                               ------       ------    ------        ------

 Total                         $2,434         100%    $2,252          100%
                               ======       ======    ======        ======

V.  DEPOSITS

The average deposits are summarized below for the periods indicated (in thousands).

                                                                            YEAR ENDED DECEMBER 31
                                                                            ----------------------

                                                          1996                      1995                        1994
                                                          ----                      ----                        ----
                                                   BALANCE       YIELD       BALANCE        YIELD       BALANCE        YIELD
 Non-interest bearing demand
   deposits                                       $ 37,229       0.00%       $ 32,350       0.00%      $ 30,815        0.00%

 Interest bearing demand
   deposits                                         36,593       2.75%         33,060       2.75%        33,618        2.41%
 Savings deposits                                   88,046       3.57%         83,470       3.57%        84,623        3.01%

 Time deposits (Excluding time
   certificates of deposit of
   $100,000 or more)                               116,375       5.57%         94,858       5.53%        86,207        4.28%

 Time Certificates of Deposit
   of $100,000 or more                              19,384       5.99%         11,586       6.11%         7,411        3.95%
                                                  --------                   --------                  --------
 Total Deposits                                   $297,627       3.82%       $255,324       3.85%      $242,674        3.03%
                                                  ========                   ========                  ========


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31 are summarized as follows (in thousands).


                                                    1996                      1995                      1994
                                                    ----                      ----                      ----
 3 months or less                                $  6,411                  $  2,783                  $  1,681
 Over 3 months thru 6 months                        5,376                     5,066                     1,270

 6 months thru 12 months                            5,737                     2,336                     1,108

 Over 12 months                                     2,349                     1,338                       841
                                                 --------                  --------                  --------
   Total                                         $ 19,873                  $ 11,523                  $  4,900
                                                 ========                  ========                  ========

VI.  RETURN ON EQUITY AND ASSETS

The ratio of consolidated net income to average stockholders' equity and to average total assets and other ratios are as follows:


                                                   YEAR ENDED DECEMBER 31
                                                   ----------------------

                                                1996        1995        1994
                                                ----        ----        ----
 Percentage of Consolidated net income
   to:

 Average total assets (return on assets)        1.34%       1.56%       1.56%

 Average Stockholders' Equity (return
   on equity)                                  12.39%      13.43%      13.33%

 Percent of dividends declared per
   common share to net income per common
   share (dividend pay-out ratio)              48.44%      60.32%      56.35%

 Percent of average stockholders' equity
   to average total assets (equity to
   assets ratio)                               10.77%      11.58%      11.68%


VII.  Short-Term Borrowings

A. The following table shows outstanding amounts of short-term borrowings, together with the weighted average interest rates thereon, at December 31, of each of the past three years (in thousand of dollars).



                                            1996                        1995                       1994

                                    Amount          Rate         Amount        Rate         Amount         Rate

 Federal Funds purchased            $21,975         6.11%        $  774        6.09%        $1,634         6.00%

 Securities Sold under
 agreements to repurchase             1,865         3.55%           754        3.74%         2,515         4.00%
                                    -------         -----        ------        -----        ------         -----
                                    $23,840         5.91%        $1,528        4.93%        $4,149         4.79%
                                    -------         -----        ------        -----        ------         -----



B. The following table shows the maximum amounts outstanding of short term borrowings at any month-end during each reported period (in thousand of dollars).

                                   1996          1995           1994
                                   ----          ----           ----
 Federal funds purchased         $30,016       $ 9,519        $12,611

 Securities sold under
 agreements to repurchase          2,272         1,076          4,522





C. The following table shows for the periods indicated the daily average amount outstanding for the categories of short-term borrowings, the interest paid and the weighted average rates thereon (in thousands of dollars).


                                      1996                           1995                         1994
                                      ----                           ----                         ----
                                                Average                       Average                        Average
                             Amount     Int.     Rate       Amount    Int.     Rate        Amount     Int.    Rate
                             ------     ----    -----       ------    ----    -----       ------     ----    -------
 Short-term
 borrowings:

 Federal funds
 purchased                   $ 9,950    $571      5.74%     $3,131    $198      6.32%     $2,448     $105     4.29%

 Securities sold
 under agreements to
 repurchase                    1,841      68      3.69%      1,279      52      4.07%      3,525      111     3.15%
                             -------    ----      -----     ------    ----      -----     ------     ----     -----

 Total short-term
 borrowings                  $11,791    $639      5.42%     $4,410    $250      5.67%     $5,973     $216     3.62%
                             =======    ====      =====     ======    ====      =====     ======     ====     =====

VIII.  Long Term Debt

A. The following table shows outstanding amounts of long term debt, together with the weighted average interest rates thereon, at December 31, or each of the past three years (in thousands of dollars). Long term debt consists of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime + 1/4%.

                              1996              1995                1994

                         Amount   Rate    Amount     Rate     Amount    Rate
Land contract payable    $  422   8.75%   $  475     8.75%
                         ------   -----   ------     -----    ------    -----
                         $  422   8.75%   $  475     8.75%    $    0    0.00%
                         ------   -----   ------     -----    ------    -----



B. The following table shows the maximum amounts outstanding of long term debt at any month-end during each reported period (in thousands of dollars).




                               1996         1995        1994
                               ----         ----        ----
Land contract payable          $ 422        $ 475       $  0





C. The following table shows for the periods indicated the daily average amount outstanding for the categories of long term debt, the interest paid and the weighted average rates thereon (in thousands of dollars).



                                      1996                          1995                          1994
                                      ----                          ----                          ----
                                              Average                      Average                         Average
                             Amount    Int.    Rate       Amount    Int.    Rate        Amount     Int.      Rate
                             ------    ----   -----       ------    ----    -----       ------     ----    -------
Long term debt:

Land contract payable       $  422    $ 37     8.75%      $  475    $ 41     8.75%      $
                            ------    ----    ------      ------    ----    ------      ------     ----     ------

Total long term debt        $  422    $ 37     8.75%      $  475    $ 41     8.75%
                            ------    ----    ======      ------    ----    ------      ------     ----     ------

ITEM 2.  PROPERTIES

Registrant directly owns no real properties of any kind. However, Bank owns fifteen branches and leases the main office building from its subsidiary the Bank of Sturgeon Bay Building Corporation. In addition, the Bank leases office space from an unrelated third party for a facility in Green Bay.

The main office building located in Sturgeon Bay serves as headquarters for Registrant as well as the main banking office of Bank. The main office also accommodates the expanded business of the Bank, primarily an insurance agency and financial services. The sixteen branches owned or leased by Bank are conveniently located throughout the market area served by Bank, including counties of Door, Kewaunee, Brown, Manitowoc, and Waupaca. All properties are in good condition and considered adequate for present and near term requirements.


ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending involving the Registrant or its subsidiaries which management believes to be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1996.


Executive Officers of the Registrant


The following is a list of names of the executive officers of the Registrant and position within the Registrant.

 Thomas L. Herlache               Chairman, President, CEO and Director of
                                  Baylake Corp

 Richard A. Braun                 Vice Chairman, Executive Vice President and
                                  Director of Baylake Corp
 Paul C. Wickmann                 Vice President

 Daniel F. Maggle                 Secretary

 Steven D. Jennerjohn             Treasurer

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SECURITY HOLDER MATTERS

Historically, trading in shares of Baylake Common Stock has been limited. Since mid-1993, Baylake Common Stock has been listed on the OTC Bulletin Board (Trading symbol:BYLKBB), an electronic interdealer quotation system providing real-time quotations on over 4,000 eligible securities. Previously, Baylake Common Stock was listed on the NASDAQ Pink Sheets. Trading in Baylake Common Stock has been conducted principally by certain brokerage and investment firms with offices in Door County, Wisconsin which have provided price quotations, and have assisted individual holders of Baylake Common Stock who wish to sell their shares. In addition, since May 1993, prices for Baylake Common Stock have generally been reported daily in The Milwaukee Journal Sentinel based on information provided by a local brokerage firm.

The following table summarizes high and low bid prices and cash dividends paid for the Baylake Common Stock for the periods indicated. Bid prices are computed from those obtained from two brokerage firms, and, since May 1993 from bid prices reported in The Milwaukee Journal Sentinel. The reported high and low prices represent interdealer bid prices, without retail mark-ups, mark-downs or commission, and may not necessarily represent actual transactions.




                                                       Cash
                                                     dividends
                                                     paid per
        Calendar period         High      Low          share
        ---------------         ----      ---        ---------
  1995      1st Quarter        $34.50    $30.50      $0.220
            2nd Quarter         32.00     27.00       0.220
            3rd Quarter         29.25     26.50       0.220
            4th Quarter         29.00     26.25       0.480

  1996      1st Quarter         28.00     26.25       0.230
            2nd Quarter         28.00     26.25       0.230
            3rd Quarter         27.50     26.25       0.230
            4th Quarter         28.00     26.25       0.240

Baylake had approximately 1,538 shareholders of record at March 21, 1997. Baylake paid a special dividend of $.25 per share cash dividend in December 1995.

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

Baylake has maintained a dividend reinvestment plan which enabled participating shareholders to elect to purchase shares of Baylake Common Stock in lieu of receiving cash dividends. Such shares may be newly issued securities or acquired in the market, and were purchased on behalf of participating shareholders at their then fair market value.

In previous years, Baylake has maintained a dividend reinvestment plan which allowed participating shareholders to elect that dividends be used to purchase shares or partial shares of stock. Baylake has determined because of certain short-term compliance costs to suspend purchase of shares through the dividend reinvestment plan at this time. Effective April 1, 1997 shareholders will no longer have the option of dividend reinvestment and all shareholders will receive cash dividends. Baylake will continue to look at the idea of reinstating the dividend reinvestment plan in the fourth quarter of 1997 but at this time no final decisions have been made.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                Year ended December 31
                                                                ----------------------

                                       1996             1995             1994              1993            1992
                                       ----             ----             ----              ----            ----
                                                       (In thousands, except amounts per share)
 Interest Income                     $ 26,926         $ 24,487         $ 21,445          $ 20,468         $ 21,285

 Interest Expense                    $ 12,046         $ 10,131         $  7,556          $  7,507         $  9,285
 Net Interest Income                 $ 14,880         $ 14,356         $ 13,889          $ 12,961         $ 12,000

 Provision for Loan Losses           $    400         $    250         $    260          $    304         $    310
 Other Income                        $  3,451         $  2,581         $  2,320          $  2,697         $  2,657

 Other Expense                       $ 11,289         $  9,894         $  9,689          $  8,769         $  8,485

 Income before income taxes          $  6,642         $  6,793         $  6,260          $  6,585         $  5,862
 Net income                          $  4,703         $  4,644         $  4,430          $  4,662         $  4,181

 Earnings per share:
 Primary Net Income without
 effect of goodwill
                                     $   1.98         $   1.89         $   1.81          $   1.92         $   1.73

 Fully diluted                       $   1.92         $   1.89         $   1.81          $   1.92         $   1.73

 Dividends per share (1)                  .93             1.14             1.02               .58             1.51
 Total assets                        $395,356         $309,428         $287,107          $284,075         $272,079
 (year end)


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

On August 31, 1994, the Registrant completed the acquisition of Kewaunee County Banc-Shares, Inc. ("KCB"), the holding company for Baylake Bank-Kewaunee ("BBK"). The Registrant acquired all of the outstanding shares of KCB in exchange for 574,756 shares of the Registrant's common stock. The acquisition was structured as a merger of KCB with a newly-formed subsidiary of the Registrant and accounted for using the pooling- of-interests method of accounting; therefore, results of prior periods have been restated.

On July 1, 1996, the Registrant consummated its acquisition of Four Seasons of Wis., Inc. ("Four Seasons"), the holding company for The Bank in a cash transaction totaling $13.875 million. The acquisition was accounted for using the purchase method of accounting, therefore it would affect future operations.

Results of Operations

Net income in 1996 was $4.70 million, a 1.3% increase from the $4.64 million earned in 1995. Net income for 1995 showed a 4.8% increase over 1994 earnings. On a per share basis, net income was $1.92 in 1996 compared with $1.89 in 1995, an increase of 1.6%. Earnings per share in 1995 showed a 4.4% increase over 1994 results.

Net income for 1996 includes amortization expense of goodwill related to the purchase of Four Seasons. This expense reduced after-tax net income in 1996 by $144,000 or earnings per share by $.06. Net income for 1994 reflected one-time charges associated with the acquisition of KCB and the name changes of Baylake's subsidiary banks. Those changes reduced after-tax net income in 1994
by $529,000.   Those charges in 1994 reduced after-tax earnings per share by
$.22.

Net interest income for 1996 improved $524,000 or 3.7% over 1995 levels.
Net interest income for 1995 improved $467,000 or 3.4% over 1994 levels. From a slightly increasing rate environment in early 1996 to year end, interest income increased 10.0% while interest expense increased 18.9%.

Other income showed an increase of $870,000 or 33.7%. The primary factors increasing other income were increased trust revenues and loan servicing fee income.

Non-interest expense increased $1.4 million or 14.1% over 1995 levels. Factors contributing to the increase were increased personnel expenses and occupancy and equipment expense.

For 1996, return on average assets declined to 1.34% compared with 1.56% in 1995 and 1.56% recorded in 1994. This ratio declined as a result of the various factors discussed above combined with average asset growth of 18.0% in 1996, primarily a result of the Four Seasons acquisition.

Return on average stockholders' equity in 1996 showed a decrease at 12.39% compared to 13.43% in 1995 and a decrease compared to 13.33% in 1994. This result occurred as a result of decreased net income and the factors discussed above offset by an increased capital base.


Cash dividends declared in 1996 decreased 18.4% to $.93 per share compared to $1.14 in 1995. This compares to an increase of 11.8% in 1995 dividends as compared to 1994.


Net Interest Income

Net interest income is the largest component of the Registrant's operating income (net interest income plus other non-interest income), accounting for 82.0% of 1996 total operating income, as compared to 85.3% in 1995 and 86.3% in 1994. Net interest income represents the difference between interest earned on loans, investments and other earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest fluctuations together with changes in the volume and types of earnings and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax-equivalent basis reached $15.7 million in 1996, an increase of 4.5% from $15.0 million in 1995 (and $14.6 million in 1994). The improvement in 1996 net interest income of $679,000 was due in part to a 13.9% increase in the volume of average earning assets, offset by a 19.6% increase in average interest-bearing liabilities. The benefit from the increase in earning assets, the stable cost of interest bearing liabilities and the increase in noninterest bearing deposits were offset, in part, by an increase in interest-bearing liabilities and a decline in the yield on earning assets. As a result, interest income increased 10.3%, while interest expense for 1996 increased 18.9%.

Average loans outstanding grew from $201.8 million in 1995 to $233.5 million in 1996, an increase of 15.7%. The increase in loan volumes also was a significant contributing factor to the increase in interest income. Average loans outstanding increased from $187.9 million in 1994 to $201.8 million in 1995, an increase of 7.4%. The mix of average loans to average total assets grew from 66.0% in 1994 to 67.6% in 1995 and declined slightly to 66.3% in 1996. The relationship of greater loan composition in the asset mix has provided a source of higher yielding assets, which has contributed to an increase in net interest income.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest- bearing liabilities. The interest rate spread decreased 20 basis points in 1996 to 4.36% from 4.56% in 1995, as the average yield on earning assets decreased 23 basis points while the average cost paid on interest-bearing liabilities decreased 3 basis over the same period. The decrease in interest rate spread followed a decline of 27 basis points in 1995 compared to a spread of 4.83% in 1994. The decrease in the Registrant's earning assets yield reflects lower loan yields, resulting from increased competition, less frequent repricing of variable rate loans due to a stable interest rate environment on average and a slightly decreased percentage of the Registrant's assets represented by loans. Increased investment interest income resulting from an increased investment portfolio (primarily due to the Four Seasons acquisition) combined with higher yields on the investment portfolio have partially offset the decline in interest rate spread. Yields on interest-paying liabilities declined 3 basis points due to a stable interest rate environment on average.

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

The net interest margin for 1996 was 4.97% compared to 5.38% in 1995. The decline in net interest margin was primarily the result of the 20 basis point decline in the interest rate spread and a reduction in the average earning assets to average asset ratio. The impact from competition as it relates to the commercial loan portfolio had a negative affect on the change in net interest margin. The free funds ratio, or the level of non-interest-bearing funds that support earning assets, declined to 21.3% from 22.4% in 1995, which caused a reduction in net interest margin.

The net interest margin for 1995 was 5.38% as compared to 5.48% in 1994 as interest rate spread improved during that period. The decrease in 1995 occurred primarily as the result of the 27 basis point decline in the interest rate spread. The impact in the levels of average interest rates from 1994 to 1995 had a negative affect on the change in net interest margin.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 89.6% in 1996 compared with 93.4% in 1995 and 94.0% in 1994. The ratio declined in 1996 as a result of additional fixed assets resulting from the Green Bay expansion and goodwill stemming from the Four Seasons acquisition.

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

Changes in the levels of market interest rates also affect net interest income, but are less directly under the control of the Registrant. The recent environment of slightly increasing interest rates has prompted increased interest income as a result of the repricing of the variable loan rate portfolio combined with a lagging effect on the deposit side raising interest rates more slowly. Management believes that a gradual increase in interest rates will not adversely affect the earning capacity of the Registrant. Past experience has shown that, although the Registrant remains in a short-term negative interest rate sensitivity gap, deposits tend not to be repriced as quickly as loans in a rising rate scenario, as the current environment has shown, and are repriced more frequently in a falling interest rate environment. More discussion on this subject is referenced in the section titled "Interest Rate Sensitivity".

Provision for Loan Losses

Provision for loan losses in 1996 at $400,000 compares to a provision of $250,000 for 1995 and $260,000 for 1994. Net charge-offs in 1996 were $244,000 compared with net charge-offs of $167,000 in 1995 and $160,000 in 1994. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were .10% in 1996 compared with .08% in 1995 and .09% in 1994. The provision is lower in spite of increased problem loans due to strong collateral positions that exist. Management's determination of the provision for loan losses is based on several factors. Factors considered include evaluation of the loan portfolio, current domestic conditions, loan volume, loan growth, loan portfolio composition, levels of non-performing loans, trends in past due loans, and the evaluation of various problem loans for loss potential. Net charge-offs to average loans remain comparatively low in spite of above average loan growth due to higher underwriting standards and improved collection efforts.

Non-Interest Income

Total non-interest income, excluding securities transactions, was $836,000 more than 1995, or a 32.4% increase. In 1995, total non-interest income was $232,000 more than 1994, or a 9.9% increase. Trust service fees, loan servicing fees and service charges continue to be the primary components of non-interest income.

Trust fees increased $217,000 or 55.1% in 1996 compared to 1995, primarily as a result of increased trust business and the timing of certain billable business. This compared to an increase of $59,000 or 17.6% in 1995 compared to 1994, in part due to increased trust business.

Loan servicing fees increased $355,000 or 66.9% to $886,000 in 1996. $134,000 of the increase stemmed from the adoption of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 122 (SFAS 122) "Accounting for Mortgage Servicing Rights". The remaining increase resulted from fees realized for additional commercial loan business sold and serviced on the secondary market. This result followed a decrease of $21,000 or 3.8% in 1995 as compared to 1994 due to decreased activity in the loan refinancing market as a higher rate environment on average tempered activity in that area.

Service charges on deposit accounts showed an improvement of $116,000 or 18.5% over 1995 results accounting for much of the improvement in fee income generated for other services to customers. Fee income in this category also showed improvement of approximately $78,000 from income generated from discount brokerage business.

Included in 1996 other income are revenues of $277,000 stemming from the operation of Karsten Resources, Inc. This compares to revenues of $269,000 reported in 1995.


Non-Interest Expense

Non-interest expense in 1996 increased $1.4 million or 14.1% compared to 1995 results primarily as a result of increased personnel, occupancy and equipment expense. This followed a $205,000 or 2.1% rise in 1995 as compared to 1994.

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $6.3 million in 1996, an increase of $879,000 or 16.3% as compared to 1995 results. The increase in 1996 primarily results from additional staffing as a result of expansion into the Green Bay market and Waupaca County market (as a result of the Four Seasons acquisition) and normal salary increases. Salary and employee benefits expense in 1995 totaled $5.4 million, an increase of $40,000 or .8% over 1994 results.

Bonuses arising from the Registrant's Pay-For-Performance Program amounted to $373,000 in 1996 compared to $313,000 in 1995, an increase of 19.2%. This program is designed to reward various divisions if certain goals are met in achieving improvement in income; bonuses increased due to an increased salary base structure and certain goals on return on equity being achieved.

The Registrant's 401(k) profit sharing plan covering all employees who qualify as to age and length of service showed an increase of $36,000 or 10.6% over 1995 levels. Expenses in the same category were up $118,000 or 52.9% in 1995 compared to 1994 as the Registrant increased contributions from combination discretionary/matching plan of 5% to 10% in 1995 to meet industry standards.

The number of full-time equivalent employees increased to 185 in 1996 compared to 157 in 1995, an increase of 17.8%. This increase primarily resulted from the Registrant gearing up for entry into the Green Bay market with emphasis on personnel time spent on acclimation to the Bank and its products and calling programs. Employee levels in 1995 increased to 157 from 149 in 1994, an increase of 5.4%. As the Registrant expands to take advantage of business opportunities and the related revenues, management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to occur in future years.

Net occupancy expense showed an increase of $180,000 or 26.1% compared to 1995. This increase followed an increase of $30,000 or 4.5% in 1994. This expense has resulted from expansion costs in the development of the Green Bay region with two new branches completed in 1996 resulting in additional depreciation expense and other occupancy costs.

Equipment expense showed an increase of $230,000 or 36.4%. This followed an increase of $130,000 or 25.9%. These resulted primarily from depreciation relating to past increased capital expenditures for equipment which were made to enhance the Registrant's technological capabilities and additional equipment added as a result of the Green Bay expansion efforts.

Data processing expense in 1996 decreased $11,000 or 1.6% due to moderate
volume increases along with decreased servicing cost.   This followed an
increase of $109,000 or 18.2% in 1995 compared to 1994. Management estimates that data processing expense should show relatively flat increases with only adjustments related to any volume increase incurred by Registrant.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). As a result the Registrant has shown varied results. Other real estate owned expenses showed net income of $188,000 in 1996 as a result of gains on sale of approximately $96,000 resulting from three commercial properties disposed of in 1996. Additionally a gain of $155,000 was recognized as a result of disposal of additional lot sales of Idlewild Valley, a former subsidiary of the Bank whose value was written off in 1988. This compares to net income of $84,000 in 1995 and $4,000 in 1994.

Other operating expenses in 1996 were $221,000 more than in 1995 or a 8.6% increase. Primarily affecting this change was amortization expense of goodwill amounting to $144,000 in 1996. This compares to a decrease of $24,000 or .9% in 1995 compared to 1994.

Supplies expense shows an increase of $99,000, or 34.4% primarily as a result of the additional branch needs in 1996. This compares to an increase of $4,000 in 1995 as related to 1994.

The decline in payments to regulatory agencies of $279,000 in 1996 when compared to 1995 is due to the reduction in FDIC insurance premiums. Although FDIC insurance expense remained a sizable component of other operating expense totaling $292,000 in 1995, it was $252,000 lower than 1994 results or a 46.3% reduction. This occurred as a result of FDIC action to lower the assessment ratio in June 1995 from 23 cents per $100 of deposits to 4 cents per $100 of deposits for the remainder of 1995.

Operating costs for Karsten Resources, Inc. of $328,000 are included as part of other operating expenses for 1996. This compares to costs of $319,000 included as a part of other operating expenses for 1995.

Other items comprising other operating expense shows an increase of $248,000 or a 15.0% increase in 1996 compared to 1995. Additional marketing and advertising expense of $133,000 in 1996 account for some of this increase. These costs were primarily the result of the Bank's expansion efforts. In addition $115,000 of the increase stems from increased loan and collection costs, primarily the result of legal costs for one commercial loan which has since been resolved. This followed a decrease in 1995 of $90,000 or 4.4% compared to 1994. The increase in 1994 resulted primarily from one-time
charges related to the KCB acquisition.   The overhead ratio, which is computed
by subtracting non- interest income from non-interest expense and dividing by average total assets was 2.22% for 1996 compared to 2.45% for

1995. Registrant continues its commitment to deliver quality service and products for its customer base.

Income Taxes

Income tax expense for the Registrant in 1996 was $1.9 million, a decrease of $210,000 or 9.8% compared to 1995. This followed an increase of $319,000 or 17.4% in 1995 compared to 1994. The lower tax expense in 1996 reflected the Registrant's decrease in before tax earnings and an increase in tax exempt interest income. Conversely, 1995 income tax expense was higher due to an increase in before tax earnings and a decrease in tax exempt interest income. The Registrant's effective tax rate (income tax expense divided by income before taxes) was 29.2% in 1996 compared with 31.6% in 1995 and 29.2% in 1994. Of the 29.2% effective rate for 1996 the federal effective tax rate was 25.8% while the Wisconsin state tax effective rate was 3.4%.

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


Balance Sheet Analysis

Loans

Total loans outstanding grew to $260.9 million at December 31, 1996, a 24.1% increase from the end of 1995. This follows a 9.1% increase at December 31, 1995 over 1994 year end.

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

Commercial loans and commercial real estate loans (including construction loans) totaled $162.3 million at year end 1996 and comprised 62.2% of the loan portfolio compared with 64.5% of the portfolio at the end of 1995. Loans in these classifications grew $26.6 million or 19.6% during 1996.




The following table sets forth loan composition (net of unearned income) at December 31:


                             1996                1995                 1994                 1993                  1992
                             ----                ----                 ----                 ----                  ----

                       Amount     % of     Amount     % of     Amount     % of      Amount     % of       Amount     % of
                                  Total               Total               Total                Total                 Total
 (In thousands of
   Dollars)
 Real estate-          $ 83,334     32%    $ 62,059     29%    $ 52,474     27%     $ 47,816     27%      $ 42,929     27%
  residential
 Real estate-          $ 11,365      4%       6,378      3%       5,881      3%        4,511      2%         3,275      2%
  construction

 Real estate-          $104,136     40%      83,177     40%      69,303     36%       64,211      36%       45,459     28%
  commercial &
  agricultural
 Commercial,           $ 46,786     18%      46,094     22%      48,412     25%       47,522      26%       53,526     33%
  financial &
  agricultural

 Installment loans     $ 15,233      6%      12,522      6%      16,603      9%       16,844       9%       16,978     10%
  to individuals

 Total Loans,          $260,854            $210,230            $192,673             $180,904              $162,167
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

The Registrant's loan portfolio is diversified by types of borrowers and industry groups with the Door and Kewaunee County market areas. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions. At December 31, 1996, there existed the following industry group concentrations in the Registrant's loans which exceeded 10% of total loans:


                     Tourism related loans:

                       Lodging business         $38.5 million or 14.7%
                                                 ---------------------
                     Total tourism loans        $38.5 million or 14.7%


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

Real estate residential mortgage loans totaled $83.3 million at the end of 1996 and comprised 32.0% of the loan portfolio at the end of 1996. Loans in this category grew $21.3 million or 34.3% during 1996. Residential real estate loans consist of conventional home mortgages, home equity lines, and secondary home mortgages. Loans are primarily for properties within the Door and Kewaunee County markets. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80%. Private mortgage insurance may be required when the loan to value exceeds these limits. Residential real estate loans are written normally with a one, two or three year balloon feature. The Registrant also participates in a secondary fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (FHLMC) guidelines. These loans are sold on the secondary market and the Registrant retains servicing rights. At December 31, 1996, these loans totaled $35.3 million.

Installment loans to individuals totaled $15.2 million or 5.9% of the total loan portfolio at December 31, 1996 compared to $12.5 million or 6.0% at the end of 1995. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in Door and Kewaunee Counties. Credit risks for these types of loans is generally influenced by general economic conditions (especially in the Door and Kewaunee County market areas), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, adequate allowance for possible loan losses, and conservative non-accrual and charge-off policies.


Allowance for Possible Loan Losses

At December 31, 1996 the allowance for possible loan losses of $2.9 million represented 1.11% of total loans, down from 1.25% at December 31, 1995. Loans grew at a rate of 24.1% from December 31, 1995 to year end 1996, while the allowance grew at a lower rate. Also, net charge-offs increased in 1996 as compared to 1995. As loans have grown, management did not believe there existed any trends indicating any undue portfolio risk.

At December 31, 1995, the allowance for possible loan losses of $2.6 million represented 1.25% of total loans compared with 1.31% at the end of 1994.

Commercial, agricultural and other loans net charge-offs represented 27.0% of the total net charge-offs as compared with 74.9% of total net charge-offs in 1995. Real estate mortgage loan net charge-offs represented 40.6% of the total net charge-offs in 1996. Installment loan net charge-offs in 1996 were 32.4% of the total net charge-offs as compared with 25.1% of total net charge-offs in 1995. In the commercial sector, three particular charge-offs contributed to the increase. The remaining commercial loan charge-offs during 1996 were offset for the most part by their eventual recoveries in 1996. Real estate mortgage loan charge-offs consisted of two commercial properties secured by real estate. The majority of charge-offs in the installment loan sector occurred as a result of automobile loans. Six charge-offs totaling $20,000 were made in 1996 with minimal recoveries occurring. Credit card loans showed net charge-offs of $30,000 in 1996 compared to net charge-offs of $4,400 in 1995. Although the Bank has experienced higher interest returns on approximately $1.5 million in credit card balances, credit card loans are inherently risky in nature. The Bank continues to work with the credit card issuer to solicit quality loan accounts based on designated criteria and actively pursue collection efforts in a more timely fashion. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

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

Management believes that the balance of the allowance for possible loan losses as of December 31, 1996 is sufficient to absorb potential loan losses.

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

Non-performing loans at December 31, 1996 were $4.7 million, an increase of $3.2 million from the level at December 31, 1995. Approximately $1.9 million of the increase consists of one non-accrual commercial real estate credit which is experiencing cashflow problems. Management believes that collateral is sufficient in the event of default. $770,000 of the increase consists of three non-accrual commercial real estate loans. $369,000 of this amount consists of a commercial rental property for which rental payments have been slow. Efforts are being made to correct the problem. $237,000 consists of a credit for a manufacturer that has incurred ongoing operating losses. Management continues to monitor progress in this credit. $164,000 consists of a bar and restaurant business that has experienced cashflow problems. Management believes that collateral is sufficient in these three credits in the event of default. Approximately $627,000 of the increase consists of one non-accrual commercial loan which has personal guarantees supporting the loan. Management continues to monitor progress in this credit and expects repayment to be made in full.
As a result the ratio of non-performing loans to total loans at the end of 1996 was 1.8% compared to .7% at 1995 year end. The Registrant's allowance for possible loan losses balance was 61.9% of total non-performing loans at December 31, 1996 compared to 175.2% at year end 1995. Troubled debt restructurings increased $352,000 or 54.3% and is largely composed of commercial real estate loans which are current as to payment status at year end 1996. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default.

Potential problem loans are performing loans in which there is doubt that the borrower will be able to comply with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Registrant expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loan and recognize that a higher degree risk is associated with these nonperforming loans. At December 31, 1996, potential problem loans amounted to a total of $1.4 million compared to $2.2 million at year end 1995. $375,000 of the 1996 problem loans stems from vacant commercial property which has been listed for sale. $237,000 of the problem loans stems from credits for a manufacturer that has incurred ongoing operating losses. $630,000 of the problem loans stem from a commercial
customer who is currently experiencing cashflow concerns.   Various commercial
loans totaling $55,000 and consumer loans totaling $95,000 make up the remaining totals. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses.

The placement of performing loans in the potential problem loan category indicated management's willingness to more closely monitor the financial condition of the borrower and collateral positions of the Registrant or will strengthen the loans with additional collateral if significant losses from credits are expected in this category.

Other real estate owned which represents property to which the Registrant has acquired through foreclosure or in satisfaction of debt, consisted of one commercial real estate property totaling $110,000 at year end 1996. There existed no other real estate owned at year end 1995. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Net cost of operation of other real estate for 1996, 1995, and 1994 consists of the following:

                                    1996           1995          1994
                                   ------         ------        ------

                                        (In Thousands of Dollars)
Loss on disposition of
 properties and other costs        $ 102            $  66          $ 45
Gains on disposition of
 properties and expense
 recoveries                         (290)            (150)          (49)
                                   ------           -----         ------
Net costs (gains)                  $(188)           $ (84)         $ (4)



Other properties taken in as a result of foreclosure or surrender include a restaurant and hotel facility that exists as a subsidiary of Bank named Karsten Resources, Inc. The intent on forming the corporation was to allow the business to operate as a going concern while at the same time limiting the liability of Bank. The intent is to manage the assets until such time as this property can be sold to an independent third party. Currently management of Bank is marketing the property with limited results at present. Results of operation which are included in other income and other operating expense consists of 1996 other income of $277,000; other operating expenses of $328,000 and a net loss after tax of $33,000. The carrying value of the investment at year end 1996 equals $548,000 and consists of real property which is consolidated in the Balance Sheet with Premises and Equipment.





Investment Portfolio

The investment portfolio is intended to provide the Registrant with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

Investment securities are classified as held to maturity or available for sale. The Registrant has determined at year end 1996 that all of its taxable issues, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 1996 were to be classified as available for sale. In addition, Bank had determined that its non-taxable issues such as municipal issues and non-taxable local municipals were classified as available for sale. In the case of the Baylake Bank's non-taxable issues and municipal bond investments purchased prior to 1996, they were determined to be held to maturity. This determination was made because the Bank wanted to retain the municipal bond issues due to their higher after-tax yields, and local non-taxable issues due to their lessened marketability. Held to maturity securities are those securities which the Registrant has both the intent and ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. At December 31, 1996, securities held to maturity had an aggregate market value of approximately $11.9 million compared with amortized cost of $11.4 million. Investment securities classified as available for sale are those securities which the Registrant has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Registrant has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale at December 31, 1996 and 1995 are carried at market value. Adjustments up or down to market value at December 31, 1996 and 1995 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest
income.   Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. At December 31, 1996, securities available for sale had a market and carrying value of $87.7 million compared with amortized cost of $86.8 million. The reserve for market adjustment of securities, net of tax, and reflected in the stockholders' equity section stood at $604,000 at December 31, 1996.

At December 31, 1996 and 1995, the Registrant's investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders' equity.

Investment securities averaged $83.8 million in 1996 compared with $72.7 million in 1995. The average balance of securities increased primarily as a result of the acquisition of Four Seasons. In 1996, taxable securities comprised approximately 70.0% of the total average investments compared to 74.9% in 1995. Tax-exempt securities on average for 1996 accounted for 30.0% of the total average investments compared to 25.1% in 1995.

Deposits

Average total deposits in 1996 were $297.6 million, an increase of 16.6% over 1995. The average balance of deposits increased partially as a result of the acquisition of Four Seasons. This follows a 5.2% increase in 1995 over 1994. Non-interest bearing demand deposits in 1996 averaged $37.2 million, up 15.1% from $32.3 million in 1995. This $4.9 million increase is partially attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers and partially the result of the Four Seasons acquisition. December 31, 1996 non-interest bearing demand deposits were $42.3 million compared with $33.9 million at year end 1995.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts (IRAs) and certificates of deposit (CDs). In 1996 interest bearing deposits averaged $260.4 million compared with $223.0 million, an increase of 16.8%. Within the category of interest bearing deposits, savings deposits (including money market accounts) increased an average of $4.6 million or 5.5%. During the same period, time deposits (including CDs and IRAs) grew an average of $29.3 million or 27.5%. Time deposits increased largely as a result of the acquisition of Four Seasons, whose customer deposit base consisted largely of time deposits. Increased competition for consumer loan deposits and customer awareness of interest rates continues to limit the Registrant's core deposit growth in these types of deposit.

Additional emphasis will be placed on generating additional core deposits in 1997 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Registrant will also attempt to attract and retain core deposit accounts through new product offerings and customer service.

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Reserve Bank.
Average 1996 short-term borrowings were $11.8 million compared with $4.4 million during 1995. This increase of $7.4 million or 167.4% occurred as a result of higher than expected loan demand and additional funding needs as a result of the acquisition of Four Seasons.

Average short-term borrowings decreased $1.6 million or 26.2% in 1995 from 1994 as a result of allowing maturing investments to serve as liquidity sources for 1995.

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to bank customers under repurchase agreements at prevailing market rates. The balances in federal funds purchased show the most fluctuation as we saw an increase in average short-term borrowings of $6.8 million, as a result of additional lines established during 1996.

Long-Term Debt

Long-term debt of $422,000 consists of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is debt used for the purchase of one of the properties in the Green Bay region for branch location.

Liquidity

Liquidity refers to the ability of the Registrant or its subsidiary bank to generate adequate amounts of cash to meet its needs for cash. The Registrant and the Bank have different liquidity considerations.

The Bank meets their cash flow needs by having funding sources available to them to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of their assets and strong capital positions.

Maturing investments has been a primary source of liquidity at the Bank. For 1996 net investment activity provided $8.2 million of net cashflow during 1996. At December 31, 1996, the carrying or book value of investment securities maturing within one year amounted to $23.2 million or 23.4% of the total investment securities portfolio. This compares to the 5.6% level for investment securities with one year or less maturities as of December 31, 1995. Within the investing activities of the cashflow statement, sales and maturities of investment securities during 1996 totaled $23.4 million. At the end of 1996, the investment portfolio contained $70.4 million of U.S. Treasury and federal agency backed securities, representing 71.0% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at year end 1996 amounting to $730,000.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in 1996 Consolidated Statements of Cash Flows, deposits provided $13.3 million in net cash inflow during 1996. The Registrant's overall average deposit base grew $42.3 million or 16.6% during 1996. Deposit growth, especially in the area of core deposits, is the most stable source of liquidity for the Bank.

Federal funds sold averaged $943,000 in 1996 compared to $4.8 million in 1995. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which generally have higher yields. Being short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 1996, the Bank had no federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $92.5 million of loans maturing within one year, or 35.4% of total loans.

Within the classification of short-term borrowings at year end 1996, federal funds and securities sold under agreements to repurchase totaled $23.8 million compared with $1.5 million at the end of 1995. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers.

The Bank's liquidity resources were sufficient in 1996 to fund the growth in loans, maintain a stable investment portfolio and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased provided a sizable portion of funds provided in 1996, management expects deposit growth to be a more reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

The Registrant's (rather than of Bank's) primary sources of funds are dividends and interest, and proceeds from the issuance of equity. The Registrant manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from the Bank totaled $14.3 million in 1996 and will continue to be the Registrant's main source of long-term liquidity. The dividends from the Bank were sufficient to pay cash dividends to the Registrant's shareholders of $2.3 million in 1996 and provide cashflow to complete the acquisition of Four Seasons totaling $13.875 million.

Management believes that, in the current economic environment, the Registrant's and the Bank's liquidity position are adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Banks or the Registrant's liquidity.

Interest Rate Sensitivity

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. Management of interest rate risks includes four components: policy statements, risk limits, risk measurement and reporting procedures. A primary objective of asset/liability management is the control and monitoring of interest rate risk. The Registrant's bank uses an Asset/Liability Committee (ALCO) to manage risks associated with changing interest rates, changing asset and liability mixes, and their impact on earnings. The sensitivity of net interest income to market rate changes is evaluated monthly by the ALCO committee.

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

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Registrant is liability sensitive, although management believes that a range of plus or minus 15% within a one year pricing schedule is acceptable. The analysis considers regular savings, money market deposits and NOW accounts to be rate sensitive within three months. All other earning categories including loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities. Additionally, the Registrant considers its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in smaller increments without a material decrease in balances. Although the analysis indicates a result above the 15% one year maturity gap for repricing, management considers these core deposits such as savings and NOW accounts to be more long-term in repricing characteristics.

                ASSET AND LIABILITY MATURITY REPRICING SCHEDULE



                                                                  As of December 31, 1996
                                         ----------------------------------------------------------------------------
                                         Within       Four to        Seven to     One Year to      Over
                                         Three          Six           Twelve          Five         Five
                                         Months        Months         Months         Years         Years       Total
                                         ------        ------         ------         -----         -----       -----
(In Thousands)
Earning Assets:
  Investment Securities                  $  6,491       $  8,043       $  8,652       $ 47,659     $28,293     $ 99,138

  Federal Funds Sold                            0                                                                     0

  Loans and Leases:
     Variable Rate                         96,255              0                             0                   96,255

     Fixed Rate                            20,055         25,041         33,265         81,292       1,842      161,495
                                         --------       --------       --------       --------     -------     --------
Total Loans and Leases                   $116,310       $ 25,041       $ 33,265       $ 81,292     $ 1,842     $257,750
                                         --------       --------       --------       --------     -------     --------


Total Earning Assets                     $122,801       $ 33,084       $ 41,917       $128,951     $30,135     $356,888
                                         ========       ========       ========       ========     =======     ========


Interest Bearing Liabilities:

  NOW Accounts                           $ 43,356       $              $              $            $           $ 43,356

  Saving Deposits                          93,465                                                                93,465

  Time Deposits                            38,641         22,935         53,047         33,371          64      148,058

  Borrowed Funds                           23,893              0              0            211         159       24,263
                                         --------       --------       --------       --------     -------     --------
Total Interest Bearing Liabilities       $199,355       $ 22,935       $ 53,047       $ 33,582     $   223     $309,142
                                         ========       ========       ========       ========     =======     ========





Interest Sensitivity GAP                 $(76,554)      $ 10,149       $(11,130)      $ 95,369     $29,912     $ 47,746
  (within periods)

Cumulative Interest                      $(76,554)      $(66,405)      $(77,535)      $ 17,834     $47,746
Sensitivity GAP


Ratio of Cumulative Interest               -21.45%        -18.61%        -21.73%          5.00%      13.38%
  Sensitivity GAP to Rate
  Sensitive Assets


Ratio of Rate Sensitive                     61.60%        144.25%         79.02%        383.99%      ----
Asset to Rate Sensitive
Liabilities


Cumulative Ratio of Rate                    61.60%         70.13%         71.84%        105.77%     115.44%
  Sensitive Assets to Rate
  Sensitive Liabilities


Capital Resources

Stockholders' equity at December 31, 1996 increased $2.9 million or 8.2% to $39.2 million, compared with $36.3 million at 1995 year end. This increase includes a positive change of $428,000 to capital in 1996 due to the use of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this net change stockholders' equity would have increased $2.5 million or 7.0% for 1996 over 1995, which compares to an increase of $1.9 million or 5.4% for 1995 over 1994. With the SFAS 115 adjustment included in 1995 capital, capital increased $4.0 million or 12.5% compared to 1994 year end.

The Registrant's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Registrant's dividend reinvestment plan also assisted in capital improvement, as the holders of approximately 36% of Registrant's Common Stock participate in the plan.

Cash dividends paid in 1996 were $.93 per share compared with $1.14 in 1995, including a special dividend of $.25 paid in December 1995. The Registrant provided a 4.5% increase in regular dividends per share in 1996 over 1995 as a result of above average earnings and strong capital position.

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

The Federal Reserve Board has established capital adequacy rules which take into account risk attributable to balance sheet assets and off- balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agenices also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory -and possible additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

At December 31, 1996, the most recent notification from the Federal Reserve Board categorized the corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Registrant's capital ratios as of December 31, for each of the following two years.

Registrant's Ratios:

                                                    1996          1995
                                                    ----          ----
Average stockholders' equity to average assets     10.77%        11.58%

Stockholders' equity to total assets                9.92%        11.72%

Total Stockholders' Equity                       $ 39,234      $ 36,275

Total Tier 1 Capital                               33,878        36,099

Total Tier 2 Capital                               36,770        38,716

Risk-Adjusted Assets (including off-balance       278,990       216,061
sheet items)

Tier 1 Capital to risk-weighted assets              12.14%        16.71%

Total Tier 1 and Tier 2 capital to risk-weighted    13.18%        17.92%
assets

Tier 1 leverage ratio                                9.63%        12.09%

Regulatory requirements:

Tier 1 capital to risk-weighted assets               4.00%         4.00%

Total Tier 1 and Tier 2 capital to risk-weighted     8.00%         8.00%
assets

Tier 1 leverage ratio                                4.00%         4.00%

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

Accounting Developments


The Registrant adopted the Financial Accounting Standards Board ("FASB") NO.s 114 and 118, "Accounting by Creditors for Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" as of January 1, 1995. This statement provides measurement criteria for impaired loans that fall within its scope. A loan is considered to be impaired when, based upon current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan. The adoption of SFAS NO.'s 114 and 118 did not result in additional provisions for credit losses.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Registrant adopted SFAS 121 effective January 1, 1996. The impact on the Registrant's financial position and results of operations was not material.

In May 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement requires that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The Registrant adopted SFAS 122 effective January 1, 1996. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market rate. For purposes of measuring impairment, the rights are stratified based on risk characteristics of the underlying loans including loan type and note rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Mortgage servicing rights of $143,000 were capitalized and $9,000 were amortized during 1996. The amount of impairment was not material.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for employee stock options or similar equity instruments granted after December 1994. However, it allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 (APB 25), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The Registrant has elected to continue to measure compensation cost related to employee stock purchase options using APB 25.

Had compensation cost for the Registrant's options granted after January 1, 1995, been determined according to SFAS 123, the Registrant's net income and earnings per share would have been reduced to the following proforma amounts:



                                      1996             1995
                                      ----             ----
                                      (Thousands of Dollars)
 Net income
   As reported                      $4,703           $ 4,644
   Proforma                          4,631             4,604

 Earnings per common share
   As reported                        1.92              1.89
   Proforma                           1.88              1.88



                            PART II - OTHER INFORMATION

ITEM 8.  Other Information

The Bank opened a third location in the Green Bay region leasing office space in the northwest portion of Green Bay. That site opened for business in the fourth quarter of 1996. The office is offering a full range of retail loan and deposit services.

On March 14, 1997 property was purchased on the north side of the city of Appleton in Outagamie County. Although that property will be developed for a future site, no plans have been presently made.

ITEM 9.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's Consolidated Financial Statements and notes related thereto are set forth on the following pages

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                       CONSOLIDATED FINANCIAL STATEMENTS
                                     and
                            REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS

            For the Years Ended December 31, 1996, 1995, and 1994

                       BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                              TABLE OF CONTENTS

                                                                   Page
                                                                   ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  1


FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                    2 - 3

   Consolidated Statements of Income                                4

   Consolidated Statements of Changes in Stockholder Equity       5 - 6

   Consolidated Statements of Cash Flows                          7 - 8

   Notes to Consolidated Financial Statements                    9 - 36

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin

        We have audited the accompanying consolidated balance sheets of Baylake Corp. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Madison, Wisconsin
January 24, 1997                          SMITH & GESTELAND, LLP

                       BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                         CONSOLIDATED BALANCE SHEETS
                                 December 31

                                                      1996       1995
                                                     -----       ----
                                                  (Thousands of dollars)
        ASSETS
Cash and due from banks                            $ 13,853    $  9,887

Investment securities available for sale
  (at market)                                        87,690      63,966

Investment securities held to maturity (market
  value $11,869 and $12,197)                         11,448      11,645

Loans                                               260,854     210,230
  Less:  Allowance for loan losses                    2,893       2,617
                                                   --------    --------

      Loans, net of allowance for loan losses       257,961     207,613

Federal funds sold                                                1,380

Bank premises and equipment                          12,354       8,652

Accrued interest receivable                           2,883       2,227

Income taxes receivable                                 220         262

Deferred income taxes                                   705         726

Other assets                                          8,242       3,070
                                                   --------    --------





  Total assets                                     $395,356    $309,428
                                                   ========    ========

The accompanying notes are an integral part of the financial statements.

                                                           1996      1995
                                                           ----      ----
                                                       (Thousands of dollars)
LIABILITIES

Domestic deposits
   Noninterest bearing                                  $ 42,285   $ 33,887
   Interest bearing
     NOW                                                  43,356     36,945
     Savings                                              93,465     84,448
     Time, $100,000 and over                              19,873     11,523
     Other time                                          128,186    100,177
                                                        --------   --------
     Total interest bearing                              284,880    233,093
                                                        --------   --------
     Total deposits                                      327,165    266,980

Short-term borrowings
   Federal funds purchased and securities
     sold under agreements to repurchase                  23,840      1,528
   Long-term debt                                            422        475
   Accrued expenses and other liabilities                  4,105      3,606
   Dividends payable                                         590        564
                                                        --------   --------
     Total liabilities                                   356,122    273,153
                                                        --------   --------

     STOCKHOLDER EQUITY

Common stock $5 par value - authorized
   10,000,000 shares; issued 2,460,481 shares in
   1996; 2,454,881 shares in 1995; outstanding -
   2,458,537 shares in 1996; 2,452,937 shares in
   1995                                                   12,302     12,274
Additional paid-in capital                                 6,038      5,954
Retained earnings                                         20,339     17,920
Treasury stock                                               (49)       (49)
Net unrealized gain (loss) on securities available
   for sale, net of tax of $309 in 1996 and $77
   in 1995                                                   604        176
                                                        --------   --------

     Total stockholder equity                             39,234     36,275
                                                        --------   --------

     Total liabilities and stockholder equity           $395,356   $309,428
                                                        ========   ========

                       BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                      CONSOLIDATED STATEMENTS OF INCOME
                       For the Years Ended December 31

                                                 1996       1995      1994
                                                 ----       ----      ----
                                                    (Amounts in thousands
                                                   except per share data)
Interest income
   Interest and fees on loans                   $21,367   $19,661   $16,585
   Interest on investment securities
     Taxable                                      3,950     3,298     3,135
     Exempt from federal income taxes             1,550     1,247     1,464
   Other interest income                             59       281       261
                                                -------   -------   -------
     Total interest income                       26,926    24,487    21,445
                                                -------   -------   -------
Interest expense
   Interest on deposits                          11,370     9,840     7,339
   Interest on short-term borrowings                639       250       217
   Interest on long-term debt                        37        41
                                                -------   -------   -------
     Total interest expense                      12,046    10,131     7,556
                                                -------   -------   -------
     Net interest income                         14,880    14,356    13,889

Provision for loan losses                           400       250       260
                                                -------   -------   -------
     Net interest income after provision
       for loan losses                           14,480    14,106    13,629
                                                -------   -------   -------
Other income
   Fees from fiduciary activities                   611       394       335
   Fees from loan servicing                         886       531       552
   Fees for other services to customers           1,237     1,041     1,043
   Securities gains (losses)                         38         4       (25)
   Other income                                     679       611       415
                                                -------   -------   -------
     Total other income                           3,451     2,581     2,320
                                                -------   -------   -------
Other expenses
   Salaries and employee benefits                 6,270     5,391     5,351
   Occupancy expense                                870       690       660
   Equipment expense                                862       632       502
   Data processing and courier                      696       707       598
   Operation of other real estate                  (188)      (84)       (4)
   Other operating expenses                       2,779     2,558     2,582
                                                -------   -------   -------
     Total other expenses                        11,289     9,894     9,689
                                                -------   -------   -------
     Income before income taxes                   6,642     6,793     6,260
Income tax expense                                1,939     2,149     1,830
                                                -------   -------   -------
     NET INCOME                                 $ 4,703   $ 4,644   $ 4,430
                                                =======   =======   =======
Earnings per common share                       $  1.92   $  1.89   $  1.81

Earnings per common share without
  effect of goodwill                               1.98      1.89      1.81



The accompanying notes are an integral part of the financial statements.

                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                        For the Years Ended December 31

                                                              Net
                                                           Unrealized
                                                           Gain (Loss)
                              Common Stock     Additional on Securities
                              ------------       Paid-in    Available     Retained   Treasury
                           Shares      Amount    Capital    for Sale      Earnings    Stock
                           ------      ------   --------  ------------    --------    --------
     1994                                (Amounts in thousands except for shares)
Balance -
  January 1, 1994         2,437,856    $12,189    $5,532   $   563       $ 14,029       $(44)
Net income for the
  year                                                                      4,430
Sale of stock                16,225         81       388
Tax benefit from
  exercise of
  stock options                                       21
Cash dividends
  declared                                                                 (2,387)
Treasury stock
  acquired                                                                                (5)
Net changes in
  unrealized
  gain (loss) on
  securities
  available for
  sale, net of
  $1,556 deferred
  taxes                                                     (2,558)
                          ---------    -------    ------   -------       --------       ----

Balance -
  December 31, 1994       2,454,081     12,270     5,941    (1,995)        16,072        (49)
     1995

Net income for the
  year                                                                      4,644
Sale of stock                   800          4         7
Tax benefit from
  exercise of
  stock options                                        6
Cash dividends
  declared                                                                 (2,796)
Net changes in
  unrealized
  gain (loss) on
  securities
  available for
  sale, net of
  $1,318 deferred
  taxes                                                      2,171
                          ---------    -------    ------   -------       --------       ----

Balance forward -
  December 31,
  1995                    2,454,881    $12,274    $5,954   $   176       $ 17,920       $(49)
                          ---------    -------    ------   -------       -------        ----


The accompanying notes are an integral part of the financial statements.

                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                                 (Continued)
                       For the Years Ended December 31


                                                              Net
                                                           Unrealized
                                                           Gain (Loss)
                              Common Stock     Additional on Securities
                              ------------       Paid-in    Available     Retained   Treasury
                           Shares      Amount    Capital    for Sale      Earnings    Stock
                           ------      ------   --------  ------------    --------    --------
                                        (Amounts in thousands except for shares)

Balance forwarded -
  December 31,
  1995                    2,454,881    $12,274    $5,954   $   176       $17,920        $(49)

       1996
       ----

Net income for the
  year                                                                     4,703
Sale of stock                 5,600         28        50
Tax benefit from
  exercise of
  stock options                                       34
Cash dividends
  declared                                                                (2,284)
Net changes in
  unrealized on
  securities
  available for
  sale, net of
  $232 deferred
  taxes                                                        428
                          ---------    -------   -------   -------       -------       ----
                          2,460,481    $12,302   $ 6,038   $   604       $20,339       $(49)
                                       =======   =======   =======       =======       ====
  Less treasury
    stock                     1,944
                          ---------
                          2,458,537
                          =========

                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31

                                                    1996      1995       1994
                                                    ----      ----       ----

                                                     (Thousands of dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received from:
     Loans                                        $21,253   $ 19,239  $ 16,298
     Investments                                    5,456      4,961     5,192
   Fees and service charges                         3,323      2,505     2,075
   Interest paid to depositors                    (11,473)    (9,468)   (7,312)
   Interest paid to others                           (676)      (250)     (216)
   Cash paid to suppliers and employees           (10,278)    (9,118)   (8,807)
   Income taxes paid                               (2,013)    (2,091)   (2,425)
                                                  -------    -------   -------

     Net cash provided by operating activities      5,592      5,778     4,805
                                                  -------    -------     -----


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                4,214      5,876     9,706
   Proceeds from sale of other assets                             85       324
   Principal payments received on investments      19,155     12,426    28,498
   Purchase of investments                        (15,158)   (18,846)  (30,160)
   Proceeds from sale of other real estate owned      954        415       287
   Loans made to customers in excess of
     principal collected                          (39,237)   (18,248)  (12,248)
   Capital expenditures                            (3,953)    (2,401)   (1,042)
   Purchase of annuity                               (114)                (634)
   Investment in service center                                 (196)      (66)
   Cash paid for acquisition net of cash and
     federal funds sold acquired                     (890)
                                                 --------   --------   -------
     Net cash used in investing activities        (35,029)   (20,889)   (5,335)
                                                 --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits,
     NOW accounts, and savings accounts             9,647        (63)    5,131
   Net increase (decrease) in short-term
     borrowings                                    22,313     (2,622)      987
   Net increase (decrease) in time deposits         3,676     19,926    (3,588)
   Payments on long-term debt                         (53)
   Proceeds from issuance of stock                     78         11        34
   Stock reacquired                                                        (61)
   Dividends paid                                  (2,258)    (2,770)   (1,745)
                                                  -------   --------  --------
     Net cash provided by financing activities     33,403     14,482       758
                                                  -------   --------  --------
      Net increase (decrease) in cash and
        due from banks                              3,966       (629)      228

Cash and due from banks, beginning                  9,887     10,516    10,288
                                                  -------   --------  --------
Cash and due from banks, ending                   $13,853   $  9,887  $ 10,516
                                                  =======   ========  ========


   The accompanying notes are an integral part of the financial statements.

                                                      1996      1995     1994
                                                      ----      ----     ----
                                                       (Thousands of dollars)

Reconciliation of net income to net cash
   provided by operating activities:
     Net income                                     $ 4,703   $ 4,644  $ 4,430
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                  957       560      497
         Provision for losses on loans and
           real estate owned                            400       250      260
         Amortization of premium on investments         283       268      290
         Accretion of discount on investments          (242)     (178)    (142)
         Cash surrender value increase                  (63)       (8)     (86)
         Net gain from disposal of other
           real estate                                 (278)     (149)     (47)
         (Gain) loss on sale of investment
           securities                                   (38)       (4)      25
         (Gain) loss on sale of other assets             30        41     (145)
         Equity in income of service center             (28)      (62)     (30)
         Deferred compensation                           77       115      650
         Deferred income taxes                          (95)       82     (307)
         Changes in assets and liabilities:
           Interest receivable                         (175)     (232)    (163)
           Prepaids and other assets                    133       (69)      31
           Unearned income                              (82)     (145)      49
           Interest payable                            (103)      412       27
           Taxes receivable                              21       (25)    (287)
           Other liabilities                             92       278     (247)
                                                    -------   -------  -------

     Net cash provided by operating activities      $ 5,592   $ 5,778  $ 4,805
                                                    =======   =======  =======

SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Acquisition of property in lieu of
       foreclosure                                  $   786   $   671  $   270
     Dividends reinvested in common stock               815       701      491
     Land acquired on land contract                               475


                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES

         The consolidated financial statements of Baylake Corp. (the company) include the accounts of the company, its wholly-owned subsidiaries, Baylake Bank and Kewaunee County Banc-Shares, Inc. and their wholly-owned subsidiaries; Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., Baylake Investments, Inc., Baylake Insurance Agency, Inc., Karsten Resources, Inc., and Lufter Insurance Agency, Inc. All significant intercompany items and transactions have been eliminated.

         Baylake Bank owns a 49% interest in United Financial Services, Inc., a data processing service. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income (loss) is included in other revenue. Amounts paid to United Financial Services, Inc. for data processing services for the banks were $531,000, $464,000, and $439,000 in 1996, 1995, and 1994,
         respectively. At December 31, 1996, Baylake Bank had loans of $424,000 to United Financial Services, Inc.

         The bank grants commercial, mortgage, and installment loans to customers substantially all of whom are located in Door, Brown, Kewaunee, and Waupaca Counties of Wisconsin. Although the bank has a diversified portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic condition of the local industrial businesses, and commercial, agricultural and tourism industries.

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

         In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company will adopt
         SFAS 121 effective January 1, 1996. The impact on the company's financial position and results of operation was not material.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES (continued)

         In May 1995, the FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement requires that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The company adopted SFAS 122 effective January 1, 1996. The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market rate. For purposes of measuring impairment, the rights are stratified based on risk characteristics of the underlying loans
         including loan type and note rate.   The amount of impairment
         recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

         Mortgage servicing rights of $143,000 were capitalized and $9,000 were amortized during 1996. The amount of impairment was not material.

         In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for employee stock options or similar equity instruments granted after December 31, 1994. However, it also allows an entity to continue to account for these plans according to Accounting Principles Board Opinion No. 25 (APB 25), provided pro forma disclosures of net income and earnings per share are made as if the fair value based method of accounting defined by SFAS No. 123 had been applied. The company has elected to continue to measure compensation cost related to employee stock purchase options using APB 25.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS


         The subsidiary banks are required to maintain average reserve balances by the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1996, was approximately $2,865,000.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES
         The amortized cost and estimated market values of investments are as follows:


                                                December 31, 1996
                                  ---------------------------------------------
                                                Gross       Gross     Estimated
                                  Amortized   Unrealized  Unrealized   Market
                                   Cost         Gains       Losses      Value
                                  ---------   ----------  ----------  ---------
                                              (Thousands of dollars)
Available For Sale
------------------
U.S. Treasury and
  other U.S.
  government agencies               $38,151    $   800     $    27     $38,924
Obligations of states
  and political
  subdivisions                       16,788        279          96      16,971
Mortgage-backed
  securities                         31,469        189         232      31,426
Other                                   369                                369
                                    -------    -------     -------     -------
                                    $86,777    $ 1,268     $   355     $87,690
                                    =======    =======     =======     =======

Held to Maturity
----------------

Obligations of
  states and
  political
  subdivisions                      $10,511    $   421     $           $10,932
Other                                   937                                937
                                    -------    -------     -------     -------
                                    $11,448    $   421     $           $11,869
                                    =======    =======     =======     =======

                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (continued)


                                                December 31, 1995
                                  ---------------------------------------------
                                                Gross       Gross     Estimated
                                  Amortized   Unrealized  Unrealized   Market
                                   Cost         Gains       Losses      Value
                                  ---------   ----------  ----------  ---------
                                              (Thousands of dollars)

Available For Sale
------------------


U.S. Treasury and
  other U.S.
  government agencies               $11,177    $   168     $    24     $11,321

Obligations of states
  and political
  subdivisions                       13,105        247          30      13,322
Mortgage-backed
  securities                         38,537        282         389      38,430
Other                                   893                                893
                                    -------     -------    -------     -------
                                    $63,712     $   697    $   443     $63,966
                                    =======     =======    =======     =======
Held to Maturity
----------------

Obligations of states
  and political
  subdivisions                      $11,237     $   565    $    13     $11,789
Other                                   408                                408
                                    -------     -------    -------     -------
                                    $11,645     $   565    $    13     $12,197
                                    =======     =======    =======     =======



Results of sales of securities were as follows:



                                    Held for
                                   Investment        Available for Sale
                                   ----------    ------------------------------

                                       1995       1996        1995       1994
                                      -------    -------    --------    -------
                                                (Thousands of dollars)

Proceeds                               $504      $4,214     $5,878      $9,706
Realized gains                            4          40         34         103
Realized losses                                       2         34         128


A security that had been designated as held to maturity, having an amortized cost basis of $500,000, was called by the issuer in 1995 with a call premium being received.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (continued)

         The amortized cost and estimated market value of investments at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




                                      Available for Sale        Held to Maturity
                                      ------------------        ----------------
                                                 Estimated                Estimated
                                    Amortized     Market      Amortized     Market
                                      Cost         Value        Cost         Value
                                    ---------    ---------    --------    ---------
                                                 (Thousands of dollars)
         Due in one year or less     $ 5,500      $ 5,501      $ 3,885     $ 3,956
         Due after one year
           through five years         26,346       26,681        3,352       3,526
         Due after five years
           through ten years          12,934       13,042        2,135       2,228
         Due after ten years          10,528       11,040        2,076       2,159
                                     -------      -------      -------     -------
                                      55,308       56,264       11,448      11,869
          Mortgage-backed
           securities                 31,469       31,426
                                     -------      -------      -------     -------
                                     $86,777      $87,690      $11,448     $11,869
                                     =======      =======      =======     =======

         Securities pledged to secure public and trust deposits and borrowed funds had a carrying value of $7,447,000 at December 31, 1996, and a carrying value of $6,780,000 at December 31, 1995.


NOTE 4 - LOANS

         Major classifications of loans are as follows:

                                                 December 31,    December 31,
                                                    1996            1995
                                                 ------------    ------------
                                                     (Thousands of dollars)

         Commercial, financial, and agricultural   $151,291        $129,712
         Real estate - construction                  11,365           6,378
         Real estate - mortgage                      83,538          62,271
         Installment                                 15,233          12,522
                                                   --------        --------
                                                    261,427         210,883
           Less:  Deferred loan origination fees,
                    net of costs                       (573)           (653)
                                                   --------        --------
              Net loans                            $260,854        $210,230
                                                   ========        ========

                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LOANS (continued)

         Loans available for sale were $-0- and $639,000 at December 31, 1996 and 1995, respectively.

         Certain directors and executive officers of the company and the subsidiary banks, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the subsidiaries during 1996 and 1995.
         Such loans were made in the ordinary course of business at normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The aggregate dollar amount of these loans was $7,612,000 and $8,387,000 at December 31, 1996 and 1995, respectively. During 1996, $6,915,000 of new loans were made and repayments totalled $5,961,000.

         Loans on which the accrual of interest has been discontinued or reduced amounted to $3,677,000 and $846,000 at December 31, 1996 and 1995,
         respectively. If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $472,000 and $74,000 for 1996 and 1995, respectively. Interest income which has been recorded amounted to $154,000 and $34,000 for 1996 and 1995, respectively, for these nonaccrual loans.



         Changes in the allowance for loan losses were as follows:

                                                 1996       1995       1994
                                                ------     ------     ------
                                                   (Thousands of dollars)

         Balance at beginning of year           $2,617     $2,534     $2,434
         Allowance related to assets acquired      120
         Provision charged to operations           400        250        260
         Recoveries                                 42         41        111
         Loans charged off                        (286)      (208)      (271)
                                                ------     ------     ------

         Balance at end of year                 $2,893     $2,617     $2,534
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

                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (continued)

         The following is a summary of activity in investment in loans that have declined in value and related interest income and allowance for credit losses accounts:


                                                      1996           1995
                                                      ----           ----
                                                    (Thousands of Dollars)
         Impaired loans at December 31               $5,136         $3,904
         Impaired loans at December 31 allowed for   $1,389         $2,154
         Average impaired loans during the period    $2,589         $2,709
         Interest income recognized while loans
           impaired                                  $  118         $  100
         Interest income using a cash-basis method   $  141         $  120
         Allowance as of January 1 (date of
           adoption)                                 $  239         $  239
         Additions during the year                      194            131
         Recoveries of amounts previously allowed
           for                                         (174)          (131)
                                                     ------         ------

         Balance at December 31                      $  259         $  239
                                                     ======         ======


NOTE 5 - BANK PREMISES AND EQUIPMENT

                                           1996         1995        1994
                                           ----         ----        ----

                                              (Thousands of dollars)

         Land                             $ 2,004     $ 2,163     $ 1,069
         Buildings and improvements        10,158       6,968       5,686
         Equipment                          6,302       4,925       4,132
                                          -------     -------     -------
                                           18,464      14,056      10,887
         Less accumulated depreciation      6,110       5,404       4,957
                                          -------     -------     -------

                                          $12,354     $ 8,652     $ 5,930
                                          =======     =======     =======

         Depreciation expense             $   807     $   553     $   461
                                          =======     =======     =======



                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - OTHER REAL ESTATE

         Other real estate ($339,000 in 1996, $378,000 in 1995, and $512,000 in
         1994, net of an allowance for other real estate losses of $229,000 in 1996, $378,000 in 1995, and $392,000 in 1994) is included in other assets.

         Net cost of operation of other real estate is summarized below:


                                                    1996     1995     1994
                                                    ----     ----     ----
                                                    (Thousands of dollars)
         Loss on disposition of properties
           and other costs                          $ 102    $ 66     $ 45
         Gain on disposition of properties
           and expense recoveries                    (290)   (150)     (49)
                                                    -----    -----    -----
              Net costs                             $(188)   $ (84)   $ (4)
                                                    =====    =====    =====


         Changes in the allowance for losses on other real estate were as follows:


                                                    1996     1995     1994
                                                    ----     ----     ----
                                                    (Thousands of dollars)
         Balance at beginning of year               $ 378    $ 392    $ 406
         Amounts related to properties disposed      (149)     (14)     (14)
                                                    -----    -----    -----
         Balance at end of year                     $ 229    $ 378    $ 392
                                                    =====    =====    =====


NOTE 7 - SHORT-TERM BORROWINGS
         Short-term borrowings consisted of the following at December 31:



                                                    1996     1995     1994
                                                    ----     ----     ----
                                                    (Thousands of dollars)


         Federal funds purchased                    $21,975  $  774   $1,634
         Securities sold under agreements
           to repurchase                              1,865     754    2,515
                                                    -------  ------   ------
                                                    $23,840  $1,528   $4,149
                                                    =======  ======   ======

                        BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHORT-TERM BORROWINGS (continued)

         The average outstanding balance of total short-term borrowings amounted to $11,791,000 in 1996 and $4,410,000 in 1995. The weighted-average interest rate on these borrowings was 5.4% for 1996 and 5.7% for 1995. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.

         The maximum amount outstanding at any month end was $32,288,000 during 1996 and $10,595,000 during 1995.

NOTE 8 - LONG-TERM DEBT

         Long-term debt consists of the following at December 31,


                                                    1996       1995
                                                  --------    --------
          Land contract requiring annual
            principal payments of $53,000
            plus interest calculated at
            prime + 1/4%                          $422,400    $475,000

NOTE 9 - DIVIDENDS AND CAPITAL RESTRICTIONS

         Cash dividends per share of the company and its acquired subsidiary to outside shareholders were as follows:


                                             1996      1995        1994
                                             ----      ----        ----
         Baylake Corp.                       $.93      $1.14      $1.02
         Kewaunee County Banc-Shares,
           Inc.                                                    2.50
         Equivalent shares after pooling      .93       1.14        .98




         Dividends per equivalent shares after pooling is calculated as if the pooling was in effect for the entire year of each year reported. Conversion to equivalent shares was made at the agreed upon exchange ratio of 15.69 shares of Baylake Corp. stock per share of Kewaunee County Banc-Shares, Inc., stock.


As of December 31, 1996, undistributed earnings of the subsidiaries, included in consolidated retained earnings, available for distribution to the company as dividends without prior approval of regulatory authorities was $7,817,287.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DIVIDENDS AND CAPITAL RESTRICTIONS (continued)

         Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

         At December 31, 1996, the most recent notification from the Federal Reserve Board categorized the corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the corporation's category.

         To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

         The corporation's risk-based capital and leverage ratios are as follows (amounts in thousands):

                                    Risk-Based Capital Ratios
                              ---------------------------------------
                              December 31, 1996     December 31, 1995
                              -----------------     -----------------
                               Amount   Ratio       Amount      Ratio
                               ------   -----       ------      -----
Tier 1 capital
  Baylake Corp.               $33,878    12.1%      $36,099      16.7%

  Minimum requirement          11,160     4.0%        8,630       4.0%

Total capital
  Baylake Corp.                36,770    13.2%       38,716      17.9%

  Minimum requirement          22,319     8.0%       17,260       8.0%

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DIVIDENDS AND CAPITAL RESTRICTIONS (continued)

                                    Leverage Ratios
                          -------------------------------------
                          December 31, 1996    December 31, 1995
                          -----------------    -----------------
                           Amount    Ratio      Amount    Ratio
                           ------    -----      ------     ----
Tier 1 capital
 total assets
   Baylake Corp.          $33,878     9.6%      $36,099    12.1%
   Minimum requirement     14,066     4.0%       11,942     4.0%

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

          The bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees.

          The bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contract or notional amount of those instruments. The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                             Contract or
                                           Notional Amount
                                         -------------------
                                           1996       1995
                                         --------   --------
                                        (Thousands of dollars)
Financial instruments whose contract
  amounts represent credit risk:
    Commitments to extend credit         $52,516     $48,950
    Standby letters of credit and
      financial guarantees written           744         912

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

          Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The guarantees expire in decreasing amounts through 1999, with the majority expiring within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank does not require collateral as support for the commitments. Collateral is obtained based on loan policies upon use of a commitment by a customer.

NOTE 11 - ACQUISITIONS

          On July 1, 1996, the company acquired all of the common stock of Four Seasons of Wis., Inc. (Four Seasons) for a cash price of $13,875,000. Subsequent to the purchase, Four Seasons was liquidated and the net assets were contributed to Baylake Bank. Four Seasons was a one-bank holding company with two locations in Waupaca County, Wisconsin. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net identifiable assets acquired of $4,900,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 - ACQUISITIONS (continued)

          The following unaudited proforma financial information presents the combined results of operations of the company and Four Seasons as if the acquisition had occurred as of the beginning of each of the periods presented.


                                1996            1995
                             -----------      ----------
                            (Thousands of dollars except
                              earnings per common share)

Total revenue                   $32,400         $30,444
Net interest income              15,550          15,774
Net income                        4,449           4,690
Earnings per common share         $1.81           $1.91
Earnings per common share
  without effect of goodwill       1.93            2.04

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

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 12 - PENSION PLAN

          The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. A defined contribution pension plan covering all employees who qualified as to age and length of service also existed through December 31, 1994, for employees of Kewaunee County Banc-Shares, Inc. The plan was terminated at December 31, 1994, and all participants became fully vested. The employer contributions paid and expensed under all plans for 1996, 1995, and 1994, totalled $377,000, $341,000, and $223,000, respectively.

          Certain officers and directors of the company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Due to the acquisition discussed in Note 11, certain individuals became fully vested during 1994. Amounts charged to expense were $136,000 in 1996, $193,000 in 1995, and $677,000 in 1994.

 NOTE 13 - INCOME TAX EXPENSE

          The following is a summary of the components of the provisions for income taxes and deferred income taxes, and a reconciliation of the U.S. statutory income tax rate to the effective income tax rate.

          Provision for income taxes:

                           1996       1995       1994
                         -------     ------      ------
                             (Thousands of dollars)
Taxes currently payable
   Federal               $1,798      $1,753      $1,755
   State                    238         313         403
                         ------      ------      ------
                          2,036       2,066       2,158
                         ------      ------      ------

Deferred income taxes
   Federal                  (84)         71        (283)
   State                    (13)         12         (45)
                         ------      ------      ------
                            (97)         83        (328)
                         ------      ------      ------
      Total expense      $1,939      $2,149      $1,830
                         ======      ======      ======

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAX EXPENSE (continued)

          Income tax expense (benefit) associated with realized securities gains (losses) was $15,000, $2,000, $(10,000), for 1996, 1995 and 1994, respectively.

          Provisions for deferred income taxes:

                                 1996       1995        1994
                               --------   ---------   --------
                                   (Thousands of dollars)
Nonaccrual loans                $(174)      $ (7)     $
Deferred loan origination
 fees                              38         57        (20)
Depreciation                       36         48         39
Provision for loan and other
  real estate losses              (45)       (33)       (66)
Mortgage loan servicing             3        (10)       (55)
Provision for deferred
  compensation                    (19)        64       (255)
Other                              64        (36)        29
                                -----      -----      -----
                                $ (97)      $ 83      $(328)
                                =====      =====      =====

          The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                 1996       1995        1994
                                ------     -------     ------
                                    (Thousands of dollars)
Income tax based on
  statutory rate                $2,258      $2,310     $2,128
Environmental tax                                5          5
State income taxes net of
  federal tax benefit              144         214        228
                                ------      ------     ------
                                 2,402       2,529      2,361
Effect of tax-exempt interest
  income                          (466)       (345)      (458)
Other                                3         (35)       (73)
                                ------      ------     ------
       Provision based on
         effective tax rates    $1,939      $2,149     $1,830
                                ======      ======     ======

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAX EXPENSE (continued)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing tax benefits of a portion of loan loss and mortgage servicing differences. The following is a summary of the significant components of the company's deferred tax assets and liabilities as of December 31, 1996 and 1995:

                                                      1996         1995
                                                      ----         ----
                                                   (Thousands of dollars)
 Deferred tax assets
   Allowance for loan losses                         $ 685        $ 640
   Deferred loan origination fees                      220          258
   Deferred compensation                               594          575
   Mortgage loan servicing                             422          425
   Nonaccrual loans                                    220           46
   Accrued vacation pay                                 58           40
   Stock option accrued compensation                    13           12
   Investments acquired in merger                      272
                                                     -----        -----
          Gross deferred tax assets                  2,484        1,996
   Valuation allowance for deferred
      tax assets                                      (550)        (550)
                                                     -----        -----
       Net deferred tax assets                       1,934        1,446
                                                     -----        -----
   Deferred tax liabilities
     Depreciation                                      853          632
     Market value adjustment on securities
       available for sale                              309           77
     Other                                              67           11
                                                     -----        -----
       Total deferred tax liabilities                1,229          720
                                                     -----        -----
       Net deferred asset                            $ 705        $ 726
                                                     =====        =====

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EARNINGS AND DIVIDENDS PER SHARE

          Earnings and dividends per share are based on the weighted average number of shares outstanding for the year as follows: 2,457,925 for 1996, 2,452,687 for 1995, and 2,445,350 for 1994. The dilutive effect of stock options is not included since it would reduce earnings per share by less than 3% and is therefore, not material.

NOTE 15 - OTHER INCOME

          Other income is comprised of no amounts which are individually greater than 1% of total interest income and total other income.

NOTE 16 - OTHER OPERATING EXPENSES

                                      1996      1995      1994
                                      ----      ----      ----
                                        (Thousands of dollars)
 FDIC assessment                     $   13    $  292    $  544
 Supplies and printing                  387       288       284
 Other (individually, less than 1%
   of total income and total other
   income)                            2,379     1,978     1,754
                                     ------    ------    ------
                                     $2,779    $2,558    $2,582
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

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCK OPTION PLAN (continued)
          Activity in the plan is summarized as follows:

                                                       Weighted
                                                        Average
                             Number     Option Price    Exercise
                           of Shares     Per Share       Price
                           ---------   ------------    --------
Shares under option at
  December 31, 1993       $ 34,000    $        14.00    $14.00
Options granted             36,000             28.50     28.50
Options exercised           (2,400)            14.00     14.00
                          --------    --------------    ------

Shares under option at
  December 31, 1994         67,600     14.00 - 28.50     21.72
Options granted             36,000             34.50     34.50
Options exercised             (800)            14.00     14.00
                          --------    --------------    ------
Shares option at
  December 31, 1995        102,800     14.00 - 34.50     26.26
Options granted             38,000             26.75     26.75
Options exercised           (5,600)            14.00     14.00
                          --------    --------------    ------

Shares under option at
  December 31, 1996       $135,200    $14.00 - 34.50    $26.90
                          ========    ==============    ======

          In January 1997, options to purchase an additional 40,000 shares were granted. The exercise price was established at 100% of the fair market value of the stock on the date of grant, or $26.87 per share.

          The options outstanding at December 31, 1996 were:

                                                            Weighted
                                      Weighted-Average      Average
           Number of Shares            Exercise Price        Remaining
Price   ------------------------  -----------------------    Life
Range   Outstanding  Exercisable  Outstanding  Exercisable  (In Years)
------  -----------  -----------  -----------  -----------  ---------
$14.00    25,200      11,600       $14.00       $14.00       6.3
 26.75    38,000                    26.75                    9.0
 28.50    36,000      14,400        28.50        28.50       7.0
 34.50    36,000       7,200        34.50        34.50       8.0
          ------      ------       ------       ------       ---
         135,200      33,200       $26.90       $24.73       7.7
         =======      ======       ======       ======       ===

          Options exercisable at December 31, 1995 and 1994 were 17,600 and 4,400, respectively. The weighted average exercise price for options exercisable at December 31, 1995 and 1994 was $19.93 and $14.00, respectively.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STOCK OPTION PLAN (continued)

          In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." This standard establishes financial accounting and reporting standards for stock-based employee compensation plans.

          SFAS 123 defines a fair value based method of accounting for employee stock option or similar equity instruments. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, expected dividends and the risk-free interest rate over the expected life of the option. The resulting compensation cost is recognized over the service period, which is usually the vesting period.

          Compensation cost can also be measured and accounted for using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount paid to acquire the stock.

          The largest difference between SFAS 123 and APB 25 as it relates to the company is the amount of compensation cost attributable to the company's stock option plan. Under APB 25 no compensation cost is recognized for the stock option plan because the exercise price is equal to the quoted market price at the date of grant and therefore there is no intrinsic value. SFAS 123 compensation cost would equal the calculated fair value of the options granted.

          As permitted by SFAS 123, the company continues to measure compensation cost for the stock option plan using the accounting method prescribed by APB 25.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTION PLAN (continued)

          Had compensation cost for the company's options granted after January 1, 1995, been determined according to SFAS 123, the company's net income and earnings per share would have been reduced to the following proforma amounts:

                                                   1996        1995
                                                  ------      ------
                                                (Thousands of Dollars)
          Net income
            As reported                           $4,703      $4,644
            Proforma                               4,631       4,604
          Earnings per common share
            As reported                             1.92        1.89
            Proforma                                1.88        1.88

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing method. The resulting compensation cost was amortized over the vesting period.

          The grant date fair values and assumptions used to determine such values are as follows:
                                                   1996        1995
                                                  ------      ------
          Weighted average grant date fair
            value                                  $4.35      $5.61
          Assumptions:
            Risk-free interest rates                6.2%       6.04%
            Expected volatility                     9.16%      7.31%
            Expected term (in years)                8.0        8.0
            Expected dividend yield                 3.59%      3.59%

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

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
           (continued)

          C. LOANS

             The carrying amount (total outstandings excluding unearned income and reserve for loan losses) and estimated fair value of loans outstanding at December 31, 1996, are $260,854,000 and $260,013,000 and for December 31, 1995, are $210,230,000 and
             $211,531,000. In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made so as to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions.

          D. DEPOSITS

             The carrying amount and estimated fair value of deposits outstanding at December 31, 1996, are $327,165,000 and $325,628,000, and for December 31, 1995, are $266,980,000 and
             $267,433,000. Under SFAS 107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the company receives from the low-cost, long-term funding they provide. These benefits are significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of similar remaining maturities. Because of the repricing characteristics and the competitive nature of the company's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

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

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                                BAYLAKE CORP.
                            (Parent Company Only)
                           CONDENSED BALANCE SHEETS
                                 December 31

                                             1996          1995
                                             ----          ----
                                           (Thousands of dollars)
      ASSETS
Cash in bank                               $   406       $ 2,771
Dividend receivable                            590
Receivable from subsidiary                      34             6
Investment in subsidiaries                  38,797        34,080
                                           -------       -------
     Total assets                          $39,827       $36,857
                                           =======       =======

      LIABILITIES AND STOCKHOLDER EQUITY

Liabilities
  Dividends payable                        $   590       $   564
  Accrued expenses                               3            18
                                           -------       -------
      Total liabilities                        593           582

Stockholder equity                          39,234        36,275
                                           -------       -------
      Total liabilities and
         stockholder equity                $39,827       $36,857
                                           =======       =======

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -  CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
             (continued)

                                BAYLAKE CORP.
                            (Parent Company Only)
                        CONDENSED STATEMENTS OF INCOME
                       For the Years Ended December 31

                                                1996       1995      1994
                                                ----       ----      ----
                                                  (Thousands of dollars)
Income
  Dividends from subsidiaries                 $14,284     $2,923     $2,554
  Interest income                                  47         85         51
                                              -------     ------     ------
     Total income                              14,331      3,008      2,605
                                              -------     ------     ------

Expenses
  Other                                            40         34        171
  Income taxes                                      2         18         (2)
                                              -------     ------     ------
     Total expenses                                42         52        169
                                              -------     ------     ------

     Income before equity in
        undistributed net
        income of subsidiaries                 14,289      2,956      2,436

Equity in undistributed net
  income of subsidiaries                       (9,586)     1,688      1,994
                                              -------     ------     ------

        NET INCOME                            $ 4,703     $4,644     $4,430
                                              =======     ======     ======


                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

                                BAYLAKE CORP.
                            (Parent Company Only)
                      CONDENSED STATEMENT OF CASH FLOWS
                       For the Years Ended December 31


                                          1996        1995         1994
                                          ----        ----         ----
                                               (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash paid to suppliers                $   (40)     $  (34)      $ (172)
  Interest received                          47          85           51
  Dividends received                     13,694       3,462        2,294
  Income taxes paid                         (17)          2           (3)
                                        -------      ------       ------
    Net cash provided by operating
       activities                        13,684       3,515        2,170
                                        -------      ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of subsidiary                (13,875)
                                        -------      ------       ------
    Net cash used in investing
       activities                       (13,875)
                                        -------      ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                         (2,258)     (2,770)      (1,544)
  Issuance of stock                          84          32           34
  Repurchase of stock                                                (61)
                                        -------      ------       ------
    Net cash used by financing
       activities                        (2,174)     (2,738)      (1,571)
                                        -------      ------       ------
    Net increase (decrease) in cash      (2,365)        777          599
Cash at beginning of year                 2,771       1,994        1,395
                                        -------      ------       ------
Cash at end of year                    $    406     $ 2,771      $ 1,994
                                        =======     =======      =======
Reconciliation of net income to net
  cash provided by operating
  activities:
    Net income                         $  4,703     $ 4,644      $ 4,430
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Undistributed earnings
        of subsidiary                     9,586      (1,688)      (1,994)
      Change in receivable
        from subsidiary                                   2           (3)
      Change in dividends receivable       (590)        539         (260)
      Change in accrued expenses            (15)         18           (3)
                                        -------      ------       ------
      Net cash provided by operating
        activities                      $13,684      $3,515       $2,170
                                        =======     =======      =======

SUPPLEMENTAL SCHEDULE OF
  NONCASH FINANCING ACTIVITIES:
    Dividends reinvested in common
       stock                            $   815      $  701       $  491

                                    PART III

The following items are incorporated by reference to the Registrant's Proxy Statement to be filed pursuant to Regulation 14A for its 1997 Annual Meeting of Shareholders (the "1997" Proxy Statement").


Item 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference to "Baylake Corp. - Management" and "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" under "Matters to be Considered at the Baylake Annual Meeting" in the 1997 Proxy Statement.


Item 12.  EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to "Director Fees and Benefits", "Executive Compensation", "Board of
Directors/Compensation Committee Report on Management Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" under "Matters to be Considered at the Baylake Annual Meeting" in the 1997 Proxy Statement.


Item 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference to "Matters to be Considered at the Baylake Annual Meeting - Ownership of Baylake Common" in the 1997 Proxy Statement.


Item 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


                                 BAYLAKE CORP.



                                    By:   Steven D. Jennerjohn
                                       -----------------------------
                                          Steven D. Jennerjohn
                                          Treasurer

                                  Date:   March 26, 1997
                                       ----------------------------


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

                                   __________

Pursuant to the requirements of the Securities and Exchange Act of 1934, this reports has been signed by the following persons in the capacities and on these dates indicated.*



                        Thomas L. Herlache                                              L. George Evenson
           --------------------------------------------                           ----------------------------
                        Thomas L. Herlache                                         L. George Evenson, Director
             President, Chief Executive Officer and
             Director (Principal Executive Officer)


                       Steven D. Jennerjohn                                               Glenn Miller
           --------------------------------------------                           ----------------------------
                       Steven D. Jennerjohn                                          Glenn Miller, Director
                            Treasurer
           (Principal Financial and Accounting Officer)

                        Ronald D. Berg                                                     Ruth Nelson
           --------------------------------------------                           --------------------------
                     Ronald D. Berg, Director                                         Ruth Nelson, Director


                        Marie Bertschinger                                              William Parsons
           --------------------------------------------                           ---------------------------
                   Marie Bertschinger, Director                                   William C. Parsons, Director


                         George Delveaux                                                  Richard Braun
           --------------------------------------------                           ----------------------------
                  George Delveaux, Jr., Director                                   Richard A. Braun, Director

                           John W. Bunda                                                  Joseph Morgan
           --------------------------------------------                           ----------------------------
                     John W. Bunda, Director                                         Joseph Morgan, Director


                          John D. Collins
           --------------------------------------------
                    John D. Collins, Director


*Each of the above signatures is affixed as of March 26, 1997.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  See "Table of Contents" immediately following Item 9.
  (b)  See the following "Exhibit Index".
  (c)  No reports on Form 8-K.


                                 BAYLAKE CORP.
                               (the "Registrant")

                                 EXHIBIT INDEX
                                       TO
                        1996 ANNUAL REPORT ON FORM 10-K

   Exhibit                                                                      Incorporated Herein                  Filed
   Number                          Description                                     By Reference                     Herewith
   -------                         -----------                                  -------------------                 --------
  2.1          Agreement and Plan of Acquisition dated March 13,
               1996 between the Registrant and Four Seasons of
               Wis Corp.
  2.2          Agreement and Plan of Reorganization dated as of     Exhibit 2.1 to Registrant's Annual Report
               February 18, 1994 among the Registrant, Kewaunee     on Form 10-K for the year ended December
               Acquisition Corp. ("KAC") and Kewaunee County        31, 1993  ("1993 10-K")
               Banc-Shares, Inc.  ("KCB")


  2.3          Merger Agreement dated as of March 30, 1994 among    Exhibit 2.2 to 1993 10-K
               the Registrant, KAC and KCB

  3.1          Articles of Incorporation, as amended                Exhibit 3.1 to 1993 10-K

  3.2          Bylaws, as amended                                   Exhibit 3.2 to 1993 10-K

 10.1**        Registrant's 1993 Stock Option Plan                  Exhibit A to Registrant's Proxy Statement
                                                                    for 1993 Annual Meeting of Shareholders

 10.2**        Registrant's Pay-for-Performance (bonus) Program     Description thereof under "Board of
                                                                    Directors/Compensation Committee Report on
                                                                    Management Compensation" in Registrant's
                                                                    Proxy Statement for the 1994 Annual
                                                                    Meeting of Shareholders

 10.3**        Registrant's Deferred Compensation Agreement with    Exhibit 10.3 to 1993 10-K
               Thomas L. Herlache

 10.4**        Registrant's Agreement for Early Retirement with     Exhibit 10.4 to 1993 10-K
               Ronald D. Berg

 10.5**        Deferred Compensation and Salary Continuation        Exhibit 10.4 to the Registrant's
               Agreement with Richard A. Braun                      Registration Statement on Form S-4, No.
                                                                    33-81184

  21           List of Subsidiaries                                                                                  X

  23           Consent of Smith & Gesteland                                                                          X

  24           Power of Attorney (contained on the Signature                                                         X
               Page)

  27           Financial Data Schedule                                                                               X




* Excluding schedules and exhibits, which are identified in such document. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

** Designated management contracts or compensatory plans or arrangements filed as exhibits.