Form 10-Q
period 1997-03-31
BAYLAKE CORP
filed 1997-05-14
CIK 275119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     MARCH  31, 1997
                                -------------------------------------------

                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------     ----------------

Commission file number          0-8679
                       ----------------------------------------------------

                                BAYLAKE CORP.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                    39-1268055
---------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

217 North Fourth Ave.,  Sturgeon Bay,   WI            54235
---------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                                (414)-743-5551
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                    None
---------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ------    ------
                     Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 12, 1997.

                             $5.00 Par Value Common
                                2,458,537 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX





PART I - FINANCIAL INFORMATION                           PAGE NUMBER
Item 1.

Consolidated Condensed Balance Sheet                          3
  as of March 31, 1997 and December 31, 1996

Consolidated Condensed Statement of Income                    4
  Three months ended March 31, 1997
  and 1996

Consolidated Statement of Cash Flows                        5 - 6
  Three months ended March 31, 1997 and 1996

Note to Consolidated Condensed Financial Statements         7 - 8

Item 2.

Managements Discussion and Analysis of Financial            9 - 16
  Condition and Results of Operations



PART II.  OTHER INFORMATION                                  17

Signatures                                                   18

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                           (In thousands of dollars)



                                                                          MARCH 31         DECEMBER 31
                               ASSETS                                       1997              1996
                               ------                                     --------         -----------
Cash and due from Banks                                                   $ 10 861          $ 13 853

Investment securities available for
  sale (at market)                                                          79 413            87 690

Investment securities held to maturity (market value
  $11,728 on 3/31/97; $11,869 on 12/31/96)                                  11 386            11 448

Federal funds sold

Loans                                                                      267 266           260 854

  Less:  Allowance for loan losses                                          (3 038)           (2 893)
                                                                          ---------         ---------

Loans, net of allowance for loan losses                                    264 228           257 961

Bank premises and equipment                                                 12 515            12 354

Accrued interest receivable                                                  3 262             2 883

Income tax receivable                                                                            220

Deferred income taxes                                                          940               705

Other assets                                                                 8 116             8 242
                                                                          --------          --------
     TOTAL ASSETS                                                         $390 721          $395 356
                                                                          ========          ========
                            LIABILITIES
                            -----------
Domestic Deposits
  Non-interest bearing deposits                                           $ 36 269          $ 42 285
  Interest bearing deposits
    Now                                                                     39 223            43 356
    Savings                                                                 85 398            93 465
    Time, $100,000 and over                                                 25 474            19 873
    Other time                                                             129 723           128 186
                                                                          --------          --------
  Interest bearing deposits                                               $279 818          $284 880
                                                                          --------          --------
Total deposits                                                            $316 087          $327 165

Short term borrowings                                                       30 506            23 840

Long term debt                                                                 370               422

Accrued income taxes                                                           252

Accrued expenses and other liabilities                                       4 124             4 105

Dividends payable                                                                                590
                                                                          --------          --------
     TOTAL LIABILITIES                                                    $351 339          $356 122
                                                                          ========          ========
                        STOCKHOLDERS EQUITY
                        -------------------
Common Stock $5.00 par value - authorized
  10,000,000 shares; issued 2,460,681 shares
  on 3/31/97 and 12/31/96;  outstanding
  2,458,537 shares on 3/31/97 and 12/31/96
                                                                          $ 12 302          $ 12 302
Additional paid-in capital                                                   6 038             6 038

Reserve for market adjustment of
  securities                                                                   146               604

Retained earnings                                                           20 945            20 339

Treasury Stock                                                                 (49)              (49)
                                                                          --------           --------
     TOTAL STOCKHOLDERS EQUITY                                              39 382            39 234
                                                                          --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                 $390 721          $395 356
                                                                          ========          ========



See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)



                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31

                                                                               1997              1996
                                                                             ------            --------
Interest Income

  Interest and fees on loans                                                   $ 6 130        $  4 869

  Interest on investment securities
    Taxable                                                                      1 093                741
    Exempt from federal income tax                                                 380                358

  Other interest income                                                              0                 27
                                                                              --------           --------
    Total Interest Income                                                        7 603              5 995

Interest Expense

  Interest on deposits                                                           2 992              2 560
  Interest on short term borrowings                                                400                 50
  Interest on long term debt                                                         8                 10
                                                                              --------           --------
    Total Interest Expense                                                       3 400              2 620
                                                                              --------           --------
Net Interest Income                                                              4 203              3 375

Provision for loan losses                                                          150                 94
                                                                              --------           --------
  Net interest income after
  provision for loan losses                                                      4 053              3 281
                                                                              --------           --------
Other Income

  Fees for fiduciary activities                                                    100                137
  Fees from loan servicing                                                         228                283
  Fees for other services to customers                                             362                329
  Securities gains (losses)                                                         20                  0
  Other income                                                                      65                 93
                                                                              --------           --------
    Total Other Income                                                             775                842
                                                                              --------           --------
Other Expenses

  Salaries and employee benefits                                                 1 843              1 577
  Occupancy expense                                                                249                190
  Equipment expense                                                                237                185
  Data processing and courier                                                      156                125
  FDIC insurance expense                                                            10                  1
  Operation of other real estate                                                     1               (170)
  Other operating expense                                                          647                540
                                                                              --------           --------
    Total Other Expenses                                                         3 143              2 448
                                                                              --------           --------
Income before income taxes                                                       1 685              1 675

Income tax expense (benefit)                                                       488                504
                                                                              --------           --------
Net Income                                                                    $  1 197           $  1 171
                                                                              ========           ========

Net Income per share (1)                                                        $0.49              $0.48

Cash dividends per share                                                        $0.24              $0.23


(1) Based on 2,458,537 shares average outstanding in 1997 and 2,452,937 in 1996.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)





                                                                  THREE  MONTHS  ENDED  MARCH 31
                                                                  ------------------------------

                                                                    1997                  1996
                                                                  --------              --------
                                                                     (thousands of dollars)
Cash flows from operating activities:

  Interest received from:
    Loans                                                          $   5 829              $  4 637
    Investments                                                        1 370                 1 044
  Fees and service charges                                               741                   840
  Interest paid to depositors                                         (2 804)               (2 385)
  Interest paid to others                                               (419)                  (89)
  Cash paid to suppliers and employees                                (2 909)               (2 746)
  Income taxes paid                                                      (15)                 (104)
                                                                     --------             ---------
    Net cash provided by operating activities                          1 793                 1 197

Cash flows from investing activities

  Proceeds from sales of investment securities                         1 272                     0
  Principal payments received on investments                           8 961                 2 903
  Purchase of investments                                             (2 558)               (2 713)
  Proceeds from sale of other real estate owned                            0                   220
  Loans made to customers in excess of principal collected            (6 414)               (7 658)
  Capital expenditures                                                  (400)                 (902)
                                                                     --------              --------

    Net cash provided by (used in) investing activities                  861                (8 150)

Cash flows from financing activities:

  Net increase (decrease) in demand deposits, NOW accounts           (18 517)               (8 153)
     and savings accounts
  Net increase (decrease) in advances from borrowers                   6 614                 5 209
  Net increase (decrease) in time deposits                             7 437                 9 923
  Dividends paid                                                      (1 180)               (1 128)
                                                                   ----------            ----------
    Net cash provided by (used in) financing activities               (5 646)                 5 851
                                                                   ----------            ----------
Net decrease in cash and cash equivalents                             (2 992)               (1 102)

Cash and cash equivalents, beginning                                  13 853                 9 887
                                                                    ---------             ---------

Cash and cash equivalents, ending                                   $ 10 861              $  8 785


                                                                          1997                  1996
                                                                        --------              --------
                                                                            (thousands of dollars)
Reconciliation of net income to net cash provided by
     operating activities:

Net Income                                                              $  1 197              $  1 171

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                                322                   190
Provision for loan losses and real estate owned                              150                    94
Amortization of premium on investments                                        62                    68
Accretion of discount on investments                                         (72)                  (35)
Cash surrender value increase                                                (13)                  (20)
(Gain) loss from disposal of other real estate                                 0                  (178)
(Gain) loss on sale of investment securities                                 (20)                    0
Equity in income of service center                                           (12)                   17
Deferred compensation                                                         46                    53

Changes in assets and liabilities:

  Interest receivable                                                       (379)                 (340)
  Prepaids and other assets                                                   70                   165
  Unearned income                                                             (3)                   (7)
  Interest payable                                                           177                   146
  Taxes payable                                                              472                   401
  Deferred Taxes                                                               0                     0
  Other liabilities                                                         (204)                 (528)
                                                                        ---------             ---------
Total adjustments                                                            596                    26
                                                                        ---------             ---------
Net cash provided by operating activities                                $ 1 793              $  1 197
                                                                        =========             =========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997




1.         The  accompanying  unaudited consolidated  financial statements
           should   be  read in  conjunction with Baylake  Corp.'s
           ("Company") 1996  annual report  on Form  10-K.   The unaudited
           financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of
           March 31, 1997 and December  31, 1996.    The results  of  operations
           for the three months ended March 31, 1997 and 1996 are not necessarily indicative of results to be expected for the entire year.

2. The book value of investment securities, by type, held by the Company are as follows:

                                                                           MARCH 31         DECEMBER 31
                                                                             1997              1996
                                                                           --------         -----------
                                                                              (thousands of dollars)
            Investment securities held to maturity:

            Obligations  of states  and  political
            subdivisions                                                   $ 10 449           $ 10 511

            Other                                                               937                937
                                                                            -------           --------


            Investment securities held to maturity                         $ 11 386           $ 11 448

            Investment securities available for sale:

            U.S.  Treasury    and  other  U.S.  government
              agencies                                                     $ 34 393           $ 38 924
            Obligations  of  states and  political
              subdivisions                                                   17 249             16 971
            Mortgage-backed securities                                       27 295             31 426
            Other                                                               476                369
                                                                           --------           --------

            Investment securities available for sale                       $ 79 413           $ 87 690
                                                                           ========           ========


3.         At March 31, 1997 and December 31, 1996, loans were as follows:



                                                                           March  31         December 31
                                                                              1997               1996
                                                                           ---------         -----------
                                                                           (thousands of dollars)
            Commercial, industrial and agricultural                       $ 153 958           $ 151 291
            Real estate - construction                                        9 986              11 365
            Real estate - mortgage                                           89 039              83 538
            Installment                                                      14 852              15 233
            Less:  Deferred loan origination fees,
              net of costs                                                     (569)               (573)
                                                                           --------            --------
                                                                            267 266             260 854

            Less allowance for loan losses                                   (3 038)             (2 893)
                                                                           --------            --------
              Net loans                                                   $ 264 228           $ 257 961


4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at March 31, 1997 and December 31, 1996 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

5.         As of January  1, 1996, the Company  adopted SFAS No. 122.
           "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities."
           This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the company's financial position and the results of operation were not material for the three months ended March 31, 1997 and 1996.

6.         On July  1, 1996, the Company  acquired Four Seasons of  Wis, Inc.
           ("Four Seasons"), a registered bank holding company, and its wholly owned subsidiary, The Bank. Effective July 1, 1996, Baylake Bank and The Bank were merged, and referred to herein as
           "Baylake  Bank".   The transaction is  accounted for using the
           purchase method.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. ("Company") at March 31, 1997, and the results of operations for the three months ended March 31, 1997 and March 31, 1996. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

On July 1, 1996, the Company acquired Four Seasons of Wis., Inc. ("Four Seasons") and its subsidiary The Bank (with branches in Manawa and King, Wisconsin) in a cash transaction totaling $13.875 million. On July 1, 1996, Four Seasons was dissolved and The Bank was merged into Baylake Bank. At the time of acquisition, The Bank had total assets of $55.8 million, loans of $12.2 million, deposits of $46.9 million and shareholders' equity of $8.4 million. This transaction has been accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

For the three months ended March 31, 1997, net income increased $26,000, or 2.2%, to $1.20 million from $1.17 million for the first quarter of 1996. The annualized return on average assets and return on average equity for the three months ended March 31, 1997, were 1.24% and 12.35%, respectively compared to 1.52% and 12.91%, respectively, for the same period a year ago.

The increase in net income for the period is primarily due to improved net interest income offset by a decrease in other income and increased other expenses.


NET INTEREST INCOME

Net interest income for the three months ended March 31, 1997 increased $828,000, or 24.5%, to $4.20 million from $3.38 million for the same period a year ago. Total interest income for the first quarter of 1997 increased $1.61 million, or 26.8%, to $7.60 million from $6.00 million for the first quarter of 1996, while interest expense increased $780,000, or 29.8%, to $3.40 million from $2.62 million in the first quarter of 1996. These changes were primarily the result of a favorable increase in the average volume of earning assets offset by increased competition related to loan pricing, particularly in the commercial sector, and deposit pricing, primarily in time deposits.

For the three months ended March 31, 1997, average earning assets increased $69.4 million, or 24.1%, when compared to the same period last year. The Company registered an increase in average loans of $51.4 million, or 24.1% for the first quarter of 1997 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company then have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended March 31, 1997 increased from 4.94% to 4.96% compared to a year ago. The average yield on interest earning assets amounted to 8.79% for the first quarter of 1997, representing an increase of 21 basis points from the same period last year. Total loan yields increased 22 basis points to 9.40%, while total investment yields increased 17 basis points to 7.08% as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities declined 6 basis points to 4.30% for the first three months of 1997, while short-term borrowing costs increased 37 basis points comparing the two periods. The above factors contributed to an increase in the Company's overall interest margin for the first three months ended March 31, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1997 increased $56,000, or 59.6%, to $150,000 from $94,000 for the first quarter a year ago. This increase has occurred primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $67,000, or 8.0%, to $775,000 for the first
quarter of 1997, from $842,000 for the first quarter a year ago.   This
decrease has occurred as a result of decreased trust revenues and loan servicing fees offset by increased fees for other customer services and gains resulting from sales in the investment portfolio.

Trust revenues decreased primarily as a result of increased trust business offset by the change in billing fee cycles from annual to quarterly which started in the first half of 1996. Loan servicing fees decreased for two reasons. A reduction of premiums of approximately $23,000 were realized as a result of slowing of loan sales in the secondary market. In addition there resulted a decline of approximately $44,000 recognized as a result of the implementation of SFAS No. 122 "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" comparing the first quarter of 1997 with 1996. The increase in fees for other services to customers primarily resulted from increased service charges on deposit products. A decline in revenues of approximately $14,000 stemming from the operation of Karsten Resources, Inc. ("Karsten"), a hotel and restaurant business, account partially for the decrease in other income.

NON-INTEREST EXPENSE

Non-interest expense increased $695,000, or 28.4%, for the three months ended March 31, 1997 compared to the same period in 1996. Salaries and employee benefits showed the largest increase of $266,000 or 16.9%, due in part to additional employee expense resulting from operations in the Green Bay region. Approximately $79,000 of the increase occurred as a result of additional staff
in the Manawa region due to the Four Seasons purchase and merger.   Normal
salary increases account for the remaining increase in salaries and benefits. Increased occupancy and equipment expenses have also resulted due to the start up of operations in the Green Bay region and additional expense from the Manawa region. These expansion efforts have resulted in additional depreciation expense resulting from new building construction and past increased capital expenditures for equipment which were made to enhance the Company's technological capabilities. Other operating expense shows an increase of $107,000, or 19.8%, for the first quarter of 1997 primarily as a result of approximately $82,000 of goodwill amortized during the quarter as a result of the acquisition of Four Seasons. $20,000 of the increase resulting in other operating expense occurred as a result of the Karsten operation. The balance of the increase has occurred as a result of normal increases in promotional expenses, supplies expense, and data services expense. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.46% for the three months ended March 31, 1997 compared to 2.09% for the same period in 1996.


PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended March 31, 1997 decreased $16,000, or 3.2%, to $488,000 from $504,000 for the same period one year ago. The decrease in income tax provision was due to decreased taxable income.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At March 31, 1997, total loans increased $6.4 million, or 2.5%, to $267.3 million from $260.9 million at December 31, 1996. The change in loan mix in the Company's portfolio resulted from an increase in commercial loans to $154.0 million at March 31, 1997 compared to $151.3 million at December 31, 1996. In addition, real estate construction loans decreased to $10.0 million at March 31, 1997 compared to $11.4 million at December 31, 1996 and real estate-mortgage loans increased to $89.0 million at March 31, 1996 compared to $83.5 million at December 31, 1996.

NON-PERFORMING ASSETS

At March 31, 1997, non-performing assets amounted to $4.01 million compared to $4.70 million at December 31, 1996. Non-performing assets at March 31, 1997 were 1.03% of total assets compared with 1.19% at December 31, 1996. $531,000 of this decrease stems from a paydown resulting from sale of collateral on a commercial credit. The ratio of non-performing assets to total loans at March 31, 1997 was 1.50% compared to 1.80% at December 31, 1996.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At March 31, 1997, the allowance for loan losses increased $145,000 from year end 1996 to $3.04 million. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has increased slightly. The allowance is at a level currently believed to be acceptable by management. At March 31, 1997 and December 31, 1996, the allowance for loan losses as a percentage of total loans were at 1.14% and 1.11%, respectively.

INVESTMENT PORTFOLIO

At March 31, 1997, the investment portfolio decreased $8.3 million, or 8.4%, to $90.8 million from $99.1 million at December 31, 1996. At March 31, 1997, the investment portfolio represented 23.2% of total assets compared with 25.1% at December 31, 1996. The decline in total investments occurred as proceeds from matured investment securities were used to fund loan demand.

DEPOSITS

Total deposits at March 31, 1997 decreased $11.1 million, or 3.4%, to $316.1
million from $327.2 million at December 31, 1996.   Non-interest bearing
deposits at March 31, 1997 decreased $6.0 million, or 14.2%, to $36.3 million from $42.3 million at December 31, 1996. Interest- bearing deposits at March 31, 1997 decreased $5.1 million, or 1.8%, to $279.8 million from $284.9 million at December 31, 1996. Savings and Now deposits show a larger than normal decrease of $12.2 million, partially as a result of municipal deposits shifting into higher interest paying time deposit accounts. Overall deposits for the first quarter tend to decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

SHORT-TERM BORROWINGS

Total short-term borrowings at March 31, 1997 increased $6.7 million to $30.5 million from $23.8 million at December 31, 1996. The increase has primarily occurred as a result of the acquisition of Four Seasons totaling $13.8 million and additional demands caused by increases in the loan portfolio where customer demand remains quite strong in the markets that the Company serves. In addition, the seasonality of the customer base influences the Company's balance sheet as deposits normally decrease and loan demand increases during the early part of the year requiring the Company to meet these needs with other short term funding.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cashflows for the three months ended March 31, 1997, cash and cash equivalents decreased $3.0 million during the period to $10.9 million at March 31, 1997. The decrease primarily reflected $1.8 million in net cash provided by operating activities and $861,000 provided by investing activities offset by $5.6 million used in financing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash provided by investing activities consisted of a net increase in loans plus necessary capital expenditures offset by a net decrease in investment securities. Net cash used in financing activities resulted primarily from a net decrease in short term deposits and dividends paid offset by a net increase in time deposits and borrowed funds. Strong loan demand for the first three months of 1997 continues to remain solid, thereby effecting an increase in short term funding requirements through overnight correspondent fed funds purchases. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitive gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of March 31, 1997, rate sensitive liabilities exceeded rate sensitive assets by $62.8 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 68.3%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $11.4 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 71.3%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 74.6%, which is outside the range of plus or minus
15% deemed acceptable by management.   Management is presently reviewing other
funding sources so as to decrease the reliance on short term funding needs.

Management continually review its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                              AS OF MARCH 31, 1997



                                                  Within       Four to      Seven to     One Year      Over
                                                  Three          Six         Twelve      to Five       Five
                                                  Months        Months       Months       Years        Years        Total
                                                  ------        ------       ------       -----        -----        -----
(In Thousands)
Earning Assets:
  Investment Securities                           $  4 554      $  7 018      $ 2 353     $48 611      $28 263      $ 90 799
  Federal funds sold                                     0                                                                 0
  Loans and Leases:
     Variable Rate                                 103 087             0                        0                    103 087
     Fixed Rate                                     27 640        21 222       33 602      80 381        1 358       164 203
                                                  --------      --------      -------     -------      -------      --------
Total Loans and Leases                            $130 727      $ 21 222      $33 602     $80 381      $ 1 358      $267 290
                                                  --------      --------      -------     -------      -------      --------
Total Earning Assets                              $135 281      $ 28 240      $35 955    $128 992      $29 621      $358 089
                                                  ========      ========      =======    ========      =======      ========
Interest Bearing Liabilities:
  NOW Accounts                                    $ 39 223       $            $           $            $            $ 39 223
  Saving Deposits                                   85 398                                                            85 398
  Time Deposits                                     42 935        39 635       29 688      42 878           61       155 197
  Borrowed Funds                                    30 506             0           53         211          106        30 876
                                                  --------       -------      -------     -------      -------      --------
Total Interest Bearing Liabilities                $198 062       $39 635      $29 741     $43 089      $   167      $310 694
                                                  ========       =======      =======     =======      =======      ========
Interest Sensitivity GAP                         $(62 781)     $(11 395)      $ 6 214     $85 903      $29 454      $ 47 395
  (within periods)
Cumulative Interest Sensitivity                   (62 781)      (74 176)     (67 962)      17 941      $47 395
  GAP
Ratio of Cumulative Interest                       -17.53%       -20.71%      -18.98%       5.01%       13.24%
  Sensitivity GAP to Rate
  Sensitive Assets
Ratio of Rate Sensitive Assets to                   68.30%        71.25%      120.89%     299.36%          ---
  Rate Sensitive Liabilities
Cumulative Ratio of Rate Sensitive                  68.30%        68.79%       74.59%     105.78%      115.25%
  Assets to Rate Sensitive
  Liabilities


CAPITAL RESOURCES

At March 31, 1997, stockholders' equity increased $148,000, or .4%, to $39.4 million from $39.2 million at December 31, 1996. The increase resulted from net income less dividends paid offset by a reduction in capital of $458,000 resulting from decreases in the market value of available for sale securities related to FAS 115. At March 31, 1997, the Company's risk-based Tier 1 Capital Ratio was 11.80%, the total risk based capital ratio was 12.84% and the leverage ratio was 8.9%. The Company and Baylake Bank continue to exceed all applicable regulatory capital requirements.

                          PART II - OTHER INFORMATION


Item 5.  Other Information

         On March 14, 1997 property was purchased on the north side of the city of Appleton in Outagamie County. Although that property will be developed for a future site, no plans have been presently made.

         On April 30, 1997 property was purchased in the town of Ledgeview, located on the east side of De Pere in Brown County. Although that property will be developed for a future site, no plans have been presently made.

         Baylake Bank continues to modernize its facilities in the Door
         County market replacing two existing buildings in the Egg Harbor and Sturgeon Bay West Side markets. These offices will feature drive-up convenience, automated teller machines and drive-up night depository services. In addition, they will provide an expanded customer service area, customer education area and conference rooms. Anticipated completion time for the Egg Harbor facility is prior to Memorial Day of 1997 while the fall of 1997 is the anticipated completion date for the West Side site. Costs for these projects are estimated to be $900,000 for each site.




Item 6.  8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K filed for three months ended March 31, 1997

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BAYLAKE CORP.
                                 ----------------------------------
                                              (Registrant)


Date:    May 12, 1997                    Thomas L. Herlache
      -------------------------   ---------------------------------
                                         Thomas L. Herlache
                                         President (CEO)



Date:    May 12, 1997                    Steven D. Jennerjohn
      -------------------------   ---------------------------------
                                         Steven D. Jennerjohn
                                         Treasurer (CFO)