Form 10-Q
period 1997-06-30
BAYLAKE CORP
filed 1997-08-14
CIK 275119

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTERLY PERIOD ENDED   JUNE  30, 1997
                                  ---------------------------------

                                           OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  -----------------  --------------

    Commission file number          0-8679
                         --------------------- --------------------

                             BAYLAKE CORP.
    ---------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Wisconsin                                39-1268055
    ---------------------------------------------------------------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

    217 North Fourth Ave.,  Sturgeon Bay,   WI            54235
    ---------------------------------------------------------------
    (Address of principal executive offices)           (Zip Code)

                            (414)-743-5551
    ---------------------------------------------------------------
        (Registrant's telephone number, including area code)

                                  None
    ---------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X     No
    ----       ----
                         Applicable Only to Corporate Issuers:

    Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 12, 1997.

                             $5.00 Par Value Common
                                2,451,537 shares

                               Page 1 of 19 Pages

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX





PART I - FINANCIAL INFORMATION                      PAGE NUMBER


Item 1.

Consolidated Condensed Balance Sheet                     3
     as of June 30, 1997 and December 31, 1996

Consolidated Condensed Statement of Income               4
     Three and six months ended June 30, 1997
     and 1996

Consolidated Statement of Cash Flows                   5 - 6
     Six months ended June 30, 1997 and 1996

Note to Consolidated Condensed Financial Statements    7 - 8

Item 2.

Managements Discussion and Analysis of Financial       9 - 17
     Condition and Results of Operations

PART II.  OTHER INFORMATION                              18

Signatures                                               19

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                           (In thousands of dollars)




                                                                    JUNE, 30                DECEMBER, 31
                       ASSETS                                         1997                     1996
                       ------                                      -----------              -----------
Cash and due from Banks                                             $  13,722                $  13,853

Investment securities available for
  sale (at market)                                                     79,886                   87,690

Investment securities held to maturity (market value
  $11,602 on 6/30/97; $11,869 on 12/31/96)                             11,219                   11,448

Federal funds sold

Loans                                                                 278,482                  260,854
  Less:  Allowance for loan losses                                     (3,153)                  (2,893)
                                                                  -----------              -----------
  Loans, net of allowance for loan losses                             275,329                  257,961

Bank premises and equipment                                            13,206                   12,354

Accrued interest receivable                                             3,119                    2,883

Income tax receivable                                                     215                      220

Deferred income taxes                                                     989                      705

Other assets                                                            8,025                    8,242
                                                                  -----------              -----------
    TOTAL ASSETS                                                    $ 405,710                $ 395,356
                                                                  ===========              ===========
                    LIABILITIES
                    -----------
Domestic Deposits
  Non-interest bearing deposits                                     $  40,260                $  42,285
  Interest bearing deposits
    Now                                                                38,285                   43,356
    Savings                                                            85,326                   93,465
    Time, $100,000 and over                                            37,486                   19,873
    Other time                                                        129,659                  128,186
                                                                  -----------              -----------
  Interest bearing deposits                                         $ 290,756                $ 284,880
                                                                  -----------              -----------
Total deposits                                                      $ 331,016                $ 327,165

Short term borrowings                                                  28,988                   23,840

Long term debt                                                            370                      422

Accrued income taxes

Accrued expenses and other liabilities                                  4,728                    4,105

Dividends payable                                                                                  590
                                                                  -----------              -----------
    TOTAL LIABILITIES                                               $ 365,102                $ 356,122
                                                                  -----------              -----------
                STOCKHOLDERS EQUITY
                -------------------
Common Stock $5.00 par value - authorized
  10,000,000 shares; issued 2,460,681 shares
  on 6/30/97 and 12/31/96;  outstanding
  2,451,537 on 6/30/97 and 2,458,537 shares on
  12/31/96                                                          $  12 302                $  12 302

Additional paid-in capital                                              6 038                    6 038

Reserve for market adjustment of
  securities                                                              933                      604

Retained earnings                                                      21 560                   20 339

Treasury Stock                                                           (225)                     (49)
                                                                  -----------              -----------
    TOTAL STOCKHOLDERS EQUITY                                          40 608                   39 234
                                                                  -----------              -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                           $ 405 710                $ 395 356
                                                                  ===========              ===========


See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)


                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30                       JUNE 30
                                           1997        1996       1997      1996
                                        ----------  ----------  --------  ---------
Interest Income

  Interest and fees on loans              $  6,287    $  5,230  $ 12,417  $  10,099

  Interest on investment securities
    Taxable                                  1,004         723     2,097      1,464
    Exempt from federal income tax             400         381       780        739
  Other interest income                          0           8         0         35
                                        ----------  ----------  --------  ---------
    Total Interest Income                    7,691       6,342    15,294     12,337

Interest Expense

  Interest on deposits                       3,103       2,552     6,095      5,112
  Interest on short-term borrowings            428         149       828        199
  Interest on Long-term debt                     8          11        16         21
                                        ----------  ----------  --------  ---------
    Total Interest Expense                   3,539       2,712     6,939      5,332
                                        ----------  ----------  --------  ---------
Net Interest Income                          4,152       3,630     8,355      7,005

Provision for loan losses                      153          87       303        181
                                        ----------  ----------  --------  ---------

  Net interest income after
  provision for loan losses                  3,999       3,543     8,052      6,824
                                        ----------  ----------  --------  ---------

Other Income

  Fees for fudiciary activities                 98         136       198        273
  Fees from loan servicing                     400         218       628        501
  Fees for other services to customers         383         355       745        684
  Securities gains (losses)                     27           0        47          0
  Other income                                  80          77       145        170
                                        ----------  ----------  --------  ---------
    Total Other Income                         988         786     1,763      1,628
                                        ----------  ----------  --------  ---------
Other Expenses

  Salaries and employee benefits             1,797       1,492     3,640      3,069
  Occupancy expense                            274         170       523        360
  Equipment expense                            274         189       511        374
  Data processing and courier                  160         130       316        255
  FDIC insurance expense                        10           0        20          1
  Operation of other real estate                24           0        25       (170)
  Other operating expense                      732         634     1,379      1,174
                                        ----------  ----------  --------  ---------
    Total Other Expenses                     3,271       2,615     6 414      5,063
                                        ----------  ----------  --------  ---------
Income before income taxes                   1,716       1,714     3,401      3,389
                                        ----------  ----------  --------  ---------
Income tax expense (benefit)                   511         508       999      1,012
                                        ----------  ----------  --------  ---------
Net Income                                $  1,205    $  1,206  $  2,402  $   2,377
                                        ==========  ==========  ========  =========
Net Income per share (1)                  $   0.49    $   0.49  $   0.98  $    0.97
Cash dividends per share                  $   0.24    $   0.23  $   0.48  $    0.46


(1) Based on 2,451,537 shares average outstanding in 1997 and 2,542,937 in 1996.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)


                                                                         SIX  MONTHS  ENDED  JUNE  30
                                                                         1997                     1996
                                                                      ----------               ----------
                                                                           (thousands of dollars)
Cash flows from operating activities:

  Interest received from:
    Loans                                                             $   11,974               $    9,657
    Investments                                                            3,014                    2,193
  Fees and service charges                                                 1,687                    1,608
  Interest paid to depositors                                             (5,800)                  (4,879)
  Interest paid to others                                                   (846)                    (235)
  Cash paid to suppliers and employees                                    (5,359)                  (5,043)
  Income taxes paid                                                         (994)                    (998)
                                                                      ----------               ----------
    Net cash provided by operating activities                              3,676                    2,303

Cash flows from investing activities
                                                                           3,817                        0
  Proceeds from sales of investment securities                            13,615                    6,985
  Principal payments received on investments                              (9,271)                  (3,437)
  Purchase of investments                                                     93                      220
  Proceeds from sale of other real estate owned                          (17,671)                 (21,018)
  Loans made to customers in excess of principal collected
  Capital expenditures                                                    (1,390)                  (1,748)
                                                                      ----------               ----------
    Net cash provided by (used in) investing activities                  (10,807)                 (18,998)

Cash flows from financing activities:

  Net increase (decrease) in demand deposits, NOW accounts               (15,235)                    (559)
    and savings accounts
  Net increase (decrease) in advances from borrowers                       5,096                   11,443
  Net increase (decrease) in time deposits                                19,086                   11,477
  Treasury Stock Acquired                                                   (176)
  Dividends paid                                                          (1,771)                  (1,693)
                                                                      ----------               ----------
    Net cash provided by (used in) financing activities                    7,000                   20,668
                                                                      ----------               ----------
Net decrease in cash and cash equivalents                                   (131)                   3,973
Cash and cash equivalents, beginning                                      13,853                    9,887
                                                                      ----------               ----------
Cash and cash equivalents, ending                                     $   13,722               $   13,860


                                                                         1997                     1996
                                                                      ----------               ----------
                                                                            (thousands of dollars)
Reconciliation of net income to net cash provided by
    operating activities:

Net Income                                                            $     2402               $     2377

Adjustment to reconcile net income to net cash provided
    by operating activities:
Depreciation and amortization
Provision for loan losses and real estate owned                              684                      346
Amortization of premium on investments                                       303                      181
Accretion of discount on investments                                         109                      133
Cash surrender value increase                                               (145)                     (74)
  (Gain) loss from disposal of other real estate                             (27)                     (37)
  (Gain) loss on sale of investment securities                                17                     (178)
  (Gain) loss from disposal of fixed assets                                  (47)                       0
Equity in income of service center                                            21                        0
Deferred compensation                                                        (34)                      18

Changes in assets and liabilities:                                            86                       87

    Interest receivable                                                     (236)                    (552)
    Prepaids and other assets                                                  2                      (49)
    Unearned income                                                           (1)                       7
    Interest payable                                                         292                      218
    Taxes payable                                                              5                       12
    Deferred Taxes                                                             0                        0
    Other liabilities                                                        245                     (186)
                                                                      ----------               ----------
Total adjustments                                                          1,274                      (74)
                                                                      ----------               ----------
Net cash provided by operating activities                             $    3,676               $    2,303
                                                                      ==========               ==========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997

1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1996 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of June 30, 1997 and December 31, 1996. The results of operations for the six and three months ended June 30, 1997 and 1996 are not necessarily indicative of results to be expected for the entire year.

2. The book value of investment securities, by type, held by the Company are as follows:

                                                                                   JUNE  30                      DECEMBER 31
                                                                                     1997                           1996
                                                                                   ---------                      ---------
                                                                                            (thousands of dollars)
     Investment securities held to maturity:
     Obligations of states and political
       subdivisions                                                                $  10,282                      $  10,511

     Other                                                                               937                            937
                                                                                   ---------                      ---------
     Investment securities held to maturity                                        $   11,219                     $  11,448

     Investment securities available for sale:

     U.S. Treasury and other U.S. government
       agencies                                                                    $  37,101                     $  38,924
     Obligations of states and political
       subdivisions                                                                   20,337                         16,971
     Mortgage-backed securities                                                       21,710                         31,426
     Other                                                                               738                            369
                                                                                   ---------                      ---------
     Investment securities available for sale                                      $  79,886                      $  87,690
                                                                                   ---------                      ---------

3.   At June 30, 1997 and December 31, 1996, loans were as follows:


                                                                                   JUNE  30                      DECEMBER 31
                                                                                     1997                           1996
                                                                                   ---------                      ---------
                                                                                            (thousands of dollars)
     Commercial, industrial and agricultural                                       $ 160,032                      $ 151,291
     Real estate - construction                                                       11,558                         11,365
     Real estate - mortgage                                                           93,167                         83,538
     Installment                                                                      14,297                         15,233
     Less:  Deferred loan origination fees,
       net of costs                                                                     (572)                          (573)
                                                                                   ---------                      ---------
                                                                                     278,482                        260,854

     Less allowance for loan losses                                                   (3,153)                        (2,893)
                                                                                   ---------                      ---------
       Net loans                                                                   $ 275,329                      $ 257,961


4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at June 30, 1997 and December 31, 1996 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

5. As of January 1, 1996, the Company adopted SFAS No. 122. "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the company's financial position and the results of operation were not material for the six and three months ended June 30, 1997 and 1996.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. ("Company") at June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and June 30, 1996. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 1997, net income declined $1,000, to $1.20 million, the same amount as the second quarter of 1996. The annualized return on average assets and return on average equity for the three months ended June 30, 1997, were 1.22% and 12.09%, respectively compared to 1.51% and 13.16%, respectively, for the same period a year ago.

For the six months ended June 30, 1997, net income was $2.40 million, an increase of 1.1% from the $2.38 million earned during the first six months of 1996. The annualized return on average assets and return on average equity, were 1.23% and 12.22%, respectively, compared to 1.51% and 13.04%, respectively for the same period a year ago.

The change in net income for the period is primarily due to improved net interest income and an increase in other income offset by increased other expenses.


NET INTEREST INCOME

Net interest income for the three months ended June 30, 1997 increased $522,000, or 14.4%, to $4.15 million from $3.63 million for the same period a year ago. Total interest income for the second quarter of 1997 increased $1.35 million, or 21.3%, to $7.69 million from $6.34 million for the second quarter of 1996, while interest expense increased $827,000, or 30.5%, to $3.54 million from $2.71 million in the second quarter of 1996. These changes were primarily the result of a favorable increase in the average volume of earning assets offset by increased competition related to loan pricing, particularly in the commercial sector, and deposit pricing, primarily in time deposits.

For the three months ended June 30, 1997, average earning assets increased $65.2 million, or 21.9%, when compared to the same period last year. The Company registered an increase in average loans of $47.5 million, or 21.0% for the second quarter of 1997 compared to the same period a year ago.

For the six months ended June 30, 1997, average earning assets increased by $67.4 million or 23.0%, when compared to the same period last year. Loans have continued to grow as the Company registered an increase in average loans of $49.5 million, or 22.5%, for the first six months of 1997 compared to the same period in 1996. Loans have typically resulted in higher rates of interest payable to the Company then have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 1997 decreased from 5.19% to 4.81% compared to a year ago. The average yield on interest earning assets amounted to 8.49% for the second quarter of 1997, representing a decrease of 28 basis points from the same period last year. Total loan yields decreased 9 basis points to 9.23%, while total investment yields increased 3 basis points to 7.16% as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 8 basis points to 4.41% for the second quarter of 1997, while short-term borrowing costs increased 41 basis points to 5.81% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the three months ended June 30, 1997.

Net interest margin (on a federal tax-equivalent basis) for the first six months of 1997 declined to 4.88% from 5.07% for the same period last year. The average yield on interest-earning assets amounted to 8.75% for the first six months of 1997, representing a increase of 2 basis points over the same period last year. Total loan yields increased 6 basis points to 9.31% while investment securities increased 14 basis points to 7.14%. The Company's average cost on interest-bearing deposit liabilities increased 2 basis points to 4.36% for the first six months of 1997, while short-term borrowing costs increased 34 basis points to 5.69% comparing the two periods. The above factors contributed to a decline in the Company's overall interest margin for the first six months ended June 30, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 1997 increased $66,000, or 75.9%, to $153,000 from $87,000 for the second quarter a year ago. For the six months ended June 30, 1997, the provision for loan losses increased $122,000, or 67.4%, to $303,000 from $181,000 for the same period last year. This increase has occurred primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $202,000, or 25.7%, to $988,000 for the
second quarter of 1997, from $786,000 for the second quarter a year ago.   This
increase has occurred as a result of increased loan servicing fees, fees on other customer services and securities gains offset by decreased trust revenues.

For the first six months of 1997, non-interest income has improved $135,000, or 8.3%, to 1.76 million from 1.63 million for the same period a year ago.

Trust revenues decreased primarily as a result of increased trust business offset by the change in billing fee cycles from annual to quarterly which started in the first half of 1996. Loan servicing fees increased for two reasons. An increase in premiums of approximately $152,000 were realized as a result of loan sales in the secondary market. In addition there resulted a increase of approximately $18,700 recognized as a result of the implementation of SFAS No. 122 "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" comparing the first six months of 1997 with 1996. The increase in fees for other services to customers primarily resulted from increased service charges on deposit products. A decline in revenues of approximately $32,000 stemming from the operation of Karsten Resources, Inc. ("Karsten"), a hotel and restaurant business, account partially for the decrease in other income.

NON-INTEREST EXPENSE

Non-interest expense increased $656,000, or 25.1%, for the three months ended June 30, 1997 compared to the same period in 1996. Salaries and employee benefits showed the largest increase of $305,000 or 20.4%, due in part to additional employee expense resulting from operations in the Green Bay and Manawa regions. Normal salary increases account for the remaining increase in salaries and benefits. Increased occupancy and equipment expenses have also resulted due to the start up of operations in the Green Bay region and additional expense from the Manawa region. These expansion efforts have resulted in additional depreciation expense resulting from new building construction and past increased capital expenditures for equipment which were made to enhance the Company's technological capabilities. Other operating expense shows an increase of $98,000, or 15.5%, for the second quarter of 1997 primarily as a result of approximately $82,000 of goodwill amortized during the quarter as a result of the acquisition of Four Seasons. $17,000 of the increase resulting in other operating expense occurred as a result of the Karsten operation. The balance of the increase has occurred as a result of normal increases in promotional expenses, supplies expense, and data services expense. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.32% for the three months ended June 30, 1997 compared to 2.29% for the same period in 1996.

Non-interest expense increased $1.35 million, or 26.7%, for the six months ended June 30, 1997, compared to the same period in 1996. Salaries and employee benefits showed an increase of $571,000, or 18.6%, primarily for the same reasons as listed previous, along with normal salary increases. The increase in occupancy and equipment expense occurred primarily as a result of expansion efforts into the Green Bay and Manawa regions. Other operating expense shows an increase of $205,000, or 17.5%, for the six months ended June 30, 1997 as compared to June 30, 1996. Approximately $163,000 of the increase is related to goodwill amortization related to the Four Seasons acquisition. The overhead ratio was 2.39% for the six months ended June 30, 1997 compared with 2.19% for the same period in 1996.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended June 30, 1997 increased $3,000, or .6%, to $511,000 from $508,000 for the same period one year ago. The increase in income tax provision was due to increased taxable income.

The provision for income taxes for the six months ended June 30, 1997 decreased $13,000, or 1.3%, to $999,000 from $1.01 million for the same period one year ago. The decrease in income tax provision was due to decreased taxable income.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At June 30, 1997, total loans increased $17.6 million, or 6.8%, to $278.5 million from $260.9 million at December 31, 1996. The change in loan mix in the Company's portfolio resulted from an increase in commercial loans to $160.0 million at June 30, 1997 compared to $151.3 million at December 31, 1996. In addition, real estate construction loans increased to $11.6 million at June 30, 1997 compared to $11.4 million at December 31, 1996 and real estate-mortgage loans increased to $93.2 million at June 30, 1997 compared to $83.5 million at December 31, 1996.

NON-PERFORMING ASSETS

At June 30, 1997, non-performing assets amounted to $4.33 million compared to $4.70 million at December 31, 1996. Non-performing assets at June 30, 1997 were 1.07% of total assets compared with 1.19% at December 31, 1996. $531,000 of this decrease stems from a paydown resulting from sale of collateral on a commercial credit.

The ratio of non-performing assets to total loans at June 30, 1997 was 1.55% compared to 1.80% at December 31, 1996.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At June 30, 1997, the allowance for loan losses increased $260,000 from year end 1996 to $3.15 million. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has improved slightly. The allowance is at a level currently believed to be acceptable by management. At June 30, 1997 and December 31, 1996, the allowance for loan losses as a percentage of total loans were at 1.13% and 1.11%, respectively.

INVESTMENT PORTFOLIO

At June 30, 1997, the investment portfolio decreased $8.0 million, or 8.1%, to $91.1 million from $99.1 million at December 31, 1996. At June 30, 1997, the investment portfolio represented 22.5% of total assets compared with 25.1% at December 31, 1996. The decline in total investments occurred as proceeds from matured investment securities were used to fund loan demand.

DEPOSITS

Total deposits at June 30, 1997 decreased $3.9 million, or 1.2%, to $331.0
million from $327.2 million at December 31, 1996.   Non-interest bearing
deposits at June 30, 1997 decreased $2.0 million, or 4.8%, to $40.3 million from $42.3 million at December 31, 1996. Interest-bearing deposits at June 30, 1997 increased $5.9 million, or 2.1%, to $290.8 million from $284.9 million at December 31, 1996. Time deposits over $100,000 show an increase of $17.6 million resulting primarily from attracting various municipal deposits.
Overall deposits for the first six months tend to slightly decline/increase as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

SHORT-TERM BORROWINGS

Total short-term borrowings at June 30, 1997 increased $5.1 million to $29.0 million from $23.8 million at December 31, 1996. The increase has primarily occurred as a result of the acquisition of Four Seasons totaling $13.8 million and additional demands caused by increases in the loan portfolio where customer demand remains quite strong in the markets that the Company serves. In addition, the seasonality of the customer base influences the Company's balance sheet as deposits normally decrease and loan demand increases during the early part of the year requiring the Company to meet these needs with other short term funding.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cashflows for the six months ended June 30, 1997, cash and cash equivalents decreased $131,000 during the period to $13.7 million at June 30, 1997. The decrease primarily reflected $3.7 million in net cash provided by operating activities and $7.0 million provided by financing activities offset by $10.8 million used in investing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net increase in loans plus necessary capital expenditures offset by a net decrease in investment securities. Net cash provided by financing activities resulted primarily from a net decrease in short term deposits and dividends paid offset by a net increase in time deposits and borrowed funds. Strong loan demand for the first six months of 1997 continues to remain solid, thereby effecting an increase in short term funding requirements through overnight correspondent fed funds purchases. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitive gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of June 30, 1997, rate sensitive liabilities exceeded rate sensitive assets by $73.5 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 66.3%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $2.2 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 92.3%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 70.3%, which is outside the range of plus or minus 15% deemed acceptable by management. Management is presently reviewing other funding sources so as to decrease the reliance on short term funding needs. An application to the Federal Home Loan Bank has been approved and we are presently evaluating various funding strategies that the Federal Home Loan Bank can provide.

Management continually review its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE AS OF JUNE 30, 1997





                                            Within     Four to   Seven to       One Year       Over
                                             Three       Six      Twelve        to Five        Five
(In Thousands)                              Months     Months     Months         Years         Years    Total
                                           ---------  ---------  ---------  ----------------  -------  --------
Earning Assets:

  Investment Securities                    $   5,232  $   2,837  $   4,932        $   46,610  $31,494  $ 91,105

  Federal funds sold                               0                                                          0

Loans and Leases:

Variable Rate                                115,715          0                            0            115,715

Fixed Rate                                    23,624     23,494     27,624            80,817    6,854   162,413
                                           ---------  ---------  ---------        ----------  -------  --------

Total Loans and Leases                     $ 139,339  $  23,494  $  27,624        $   80,817  $ 6,854  $278,128
                                           ---------  ---------  ---------        ----------  -------  --------

Total Earning Assets                       $ 144,571  $  26,331  $  32,556        $  127,427  $38,348  $369,233
                                           =========  =========  =========        ==========  =======  ========
Interest Bearing Liabilities:

  NOW Accounts                             $  38,285  $          $                $           $        $ 38,285

  Saving Deposits                             85,326                                                     85,326

  Time Deposits                               65,494     28,490     42,692            30,407       62   167,145

  Borrowed Funds                              28,988         53          0               211      106    29,358
                                           ---------  ---------  ---------        ----------  -------  --------

Total Interest Bearing Liabilities         $ 218,093  $  28,543  $  42,692        $   30,618  $  168   $320,114
                                           =========  =========  =========        ==========  =======  ========

Interest Sensitivity GAP
  (within periods)                         $ (73,522) $  (2,212) $ (10,136)       $   96,809  $38,180  $ 49,119

Cumulative Interest Sensitivity
  GAP                                        (73,522)   (75,734)   (85,870)           10,939  $49,119

Ratio of Cumulative Interest
  Sensitivity GAP to Rate
  Sensitive Assets                            -19.91%    -20.51%    -23.26%             2.96%   13.30%

Ratio of Rate Sensitive Assets to
  Rate Sensitive Liabilities                   66.29%     92.25%     76.26%           416.18%     ---

Cumulative Ratio of Rate Sensitive
  Assets to Rate Sensitive
  Liabilities                                  66.29%     69.29%     70.32%           103.42%  115.34%


CAPITAL RESOURCES

At June 30, 1997, stockholders' equity increased $1.4 million, or 3.5%, to $40.6 million from $39.2 million at December 31, 1996. The increase resulted from net income less dividends paid plus an increase in capital of $329,000 resulting from increases in the market value of available for sale securities related to FAS 115. At June 30, 1997, the Company's risk-based Tier 1 Capital Ratio was 11.79%, the total risk based capital ratio was 12.85% and the leverage ratio was 9.0%. The Company and Baylake Bank continue to exceed all applicable regulatory capital requirements.

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

          Baylake Bank continues to modernize its facilities in the Door County market replacing two existing buildings in the Egg Harbor and Sturgeon Bay West Side markets. These offices will feature drive-up convenience, automated teller machines and drive-up night depository services. In addition, they will provide an expanded customer service area, customer education area and conference rooms.
          Occupancy for the Egg Harbor facility was late May of 1997 while the fall of 1997 is the anticipated completion date for the West Side site. Costs for these projects are estimated at $900,000 each site.




Item 6.   8-K

          (a)  Exhibits

               None

          (b) Reports on Form 8-K filed for three months ended June 30, 1997

               Filed June 5, 1997 regarding stock repurchase program.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 BAYLAKE CORP.
                                         ---------------------------
                                                  (Registrant)


Date:    August 12, 1997                      Thomas L. Herlache
---------------------------              ---------------------------
                                              Thomas L. Herlache
                                              President (CEO)


Date:    August 12, 1997                      Steven D. Jennerjohn
---------------------------              ---------------------------
                                              Steven D. Jennerjohn
                                              Treasurer (CFO)