Form 10-Q
period 1997-09-30
BAYLAKE CORP
filed 1997-11-13
CIK 275119

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED       SEPTEMBER  30, 1997
                               ------------------------------------------------

                                     OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                -----------------------     -------------------

Commission file number              0-8679
                       --------------------------------------------------------

                                BAYLAKE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                                            39-1268055
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

217 North Fourth Ave.,  Sturgeon Bay,   WI                         54235
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (920)-743-5551
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    None
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

                     Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 11, 1997.

                             $5.00 Par Value Common
                                2,444,537 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX

PART I - FINANCIAL INFORMATION                             PAGE NUMBER


Item 1.

Consolidated Condensed Balance Sheet                            3
     as of September 30, 1997 and December 31, 1996

Consolidated Condensed Statement of Income                      4
     Three and Nine months ended September 30, 1997
     and 1996

Consolidated Statement of Cash Flows                          5 - 6
     Nine months ended September 30, 1997 and 1996

Note to Consolidated Condensed Financial Statements           7 - 8

Item 2.

Managements Discussion and Analysis of Financial             9 - 17
     Condition and Results of Operations



PART II.  OTHER INFORMATION                                    18

Signatures                                                     19

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                           (In thousands of dollars)



                                                                         SEPT  30           DEC   31
                              ASSETS                                       1997               1996
                              ------                                     --------           --------
Cash and due from Banks                                                  $ 10 460           $ 13 853

Investment securities available for
  sale (at market)                                                         94 662             87 690

Investment securities held to maturity (market value
  $14,012 on 9/30/97; $11,869 on 12/31/96)                                 13 607             11 448

Loans                                                                     284 369            260 854

  Less:  Allowance for loan losses                                         (3 431)            (2 893)
                                                                         ---------          ---------

Loans, net of allowance for loan losses                                   280 938            257 961

Bank premises and equipment                                                12 780             12 354

Accrued interest receivable                                                 3 293              2 883

Income tax receivable                                                         198                220

Deferred income taxes                                                         513                705

Other assets                                                                8 047              8 242
                                                                         --------           --------
     TOTAL ASSETS                                                        $424 498           $395 356
                                                                         ========           ========

                            LIABILITIES
                            -----------

Domestic Deposits
  Non-interest bearing deposits                                          $ 45 097           $ 42 285
  Interest bearing deposits
    Now                                                                    39 371             43 356
    Savings                                                                89 773             93 465
    Time, $100,000 and over                                                55 523             19 873
    Other time                                                            128 433            128 186
                                                                         --------           --------

  Interest bearing deposits                                              $313 100           $284 880
                                                                         --------           --------

Total deposits                                                           $358 197           $327 165

Short-term borrowings                                                      19 596             23 840

Long-term debt                                                                385                422

Accrued expenses and other liabilities                                      5 108              4 105

Dividends payable                                                                                590
                                                                         --------           --------
     TOTAL LIABILITIES                                                   $383 286           $356 122
                                                                         ========           ========


                        STOCKHOLDERS EQUITY
                        -------------------
Common Stock $5.00 par value - authorized
  10,000,000 shares; issued 2,460,681 shares
  on 9/30/97 and 12/31/96; outstanding
  2,444,537 shares on 9/30/97 and 2,458,537
  on 12/31/96                                                            $ 12 302           $ 12 302

Additional paid-in capital                                                  6 038              6 038

Reserve for market adjustment of
  securities                                                                  966                604

Retained earnings                                                          22 320             20 339

Treasury Stock                                                               (414)               (49)
                                                                         --------           --------
     TOTAL STOCKHOLDERS EQUITY                                             41 212             39 234
                                                                         --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                $424 498           $395 356
                                                                         ========           ========

          See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)



                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30

                                                             1997           1996              1997          1996
                                                           --------       --------          --------      --------
 Interest Income

   Interest and fees on loans                               $  6 503     $  5 617          $ 18 920      $ 15 716
   Interest on investment securities
     Taxable                                                     994        1 234             3 091         2 698
     Exempt from federal income tax                              469          405             1 249         1 144
   Other interest income                                           1           23                 1            58
                                                           ---------    ---------         ---------     ---------

     Total Interest Income                                     7 967        7 279            23 261        19 616

 Interest Expense

   Interest on deposits                                        3 418        3 180             9 513         8 292
   Interest on short-term borrowings                             205          115             1 033           314
   Interest on long-term debt                                      8           10                24            31
                                                           ---------    ---------         ---------     ---------

     Total Interest Expense                                    3 631        3 305            10 570         8 637
                                                           ---------    ---------         ---------     ---------
 Net Interest Income                                           4 336        3 974            12 691        10 979

 Provision for loan losses                                       154           88               457           269
                                                           ---------    ---------         ---------     ---------

   Net interest income after
   provision for loan losses                                   4 182        3 886            12 234        10 710
                                                           ---------    ---------         ---------     ---------

 Other Income

   Fees for fiduciary activities                                 139          139               337           412
   Fees from loan servicing                                      289          131               917           632
   Fees for other services to customers                          372          367             1 117         1 051
   Securities gains (losses)                                       0            0                47             0
   Other income                                                   78          204               223           276
                                                           ---------    ---------         ---------     ---------

     Total Other Income                                          878          841             2 641         2 371
                                                           ---------    ---------         ---------     ---------

 Other Expenses

   Salaries and employee benefits                              1 790        1 824             5 430         4 833
   Occupancy expense                                             261          219               784           558
   Equipment expense                                             243          227               754           596
   Data processing and courier                                   155          138               471           393
   FDIC insurance expense                                         10            1                30             2
   Operation of other real estate                                  4            7                29          (163)
   Other operating expense                                       705          780             2 084         1 937
                                                           ---------    ---------         ---------     ---------

     Total Other Expenses                                      3 168        3 196             9 582         8 156
                                                           ---------    ---------         ---------     ---------


 Income before income taxes                                    1 892        1 531             5 293         4 925

 Income tax expense (benefit)                                    543          478             1 542         1 495
                                                           ---------    ---------         ---------     ---------

 Net Income                                                 $  1 349     $  1 053          $  3 751      $  3 430
                                                           =========    =========         =========     =========


 Net Income per share (1)                                      $0.55        $0.43             $1.53         $1.40


 Cash dividends per share                                      $0.24        $0.23             $0.72         $0.69



Based on 2,455,358 shares average outstanding in 1997 and 2,453,559 in 1996.

See accompanying notes to unaudited consolidated financial statements.

                       BAYLAKE CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)





                                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                                   ------------------------------

                                                                                     1997                   1996
                                                                                   --------               --------

                                                                                       (thousands of dollars)
Cash flows from operating activities:

  Interest received from:
    Loans                                                                         $   18 699             $  15 482
    Investments                                                                        4 055                 3 131
  Fees and service charges                                                             2 574                 2 317
  Interest paid to depositors                                                         (9 055)               (7 398)
  Interest paid to others                                                             (1 061)                 (342)
  Cash paid to suppliers and employees                                                (8 074)              (11 477)
  Income taxes paid                                                                   (1 514)               (1 498)
                                                                                  -----------            ----------

    Net cash provided by operating activities                                          5 624                   215

Cash flows from investing activities:

  Proceeds from sales of investment securities                                         3 817
  Principal payments received on investments                                          19 409                10 213
  Purchase of investments                                                            (31 687)              (43 096)
  Proceeds from sale of other real estate owned                                           93                   540
  Loans made to customers in excess of principal collected                           (23 449)              (36 502)
  Capital expenditures                                                                (1 226)               (3 522)
  Cash paid for acquisition net of cash and federal
    funds sold acquired                                                                                       (891)
                                                                                   ----------             ---------

    Net cash used in investing activities                                            (33 043)              (73 258)

Cash flows from financing activities:

  Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                            (4 866)               20 954
  Net increase (decrease) in advances from borrowers                                  (4 281)               20 537
  Net increase (decrease) in time deposits                                            35 897                36 115
  Proceeds from issuance of common stock                                                                        78
  Treasury stock acquired                                                               (365)
  Dividends paid                                                                      (2 359)               (2 258)
                                                                                   ----------            ----------

    Net cash provided by financing activities                                         24 026                75 426
                                                                                   ----------            ----------


Net increase (decrease) in cash and due from banks                                    (3 393)                2 383

Cash and due from banks, beginning                                                    13 853                 9 887
                                                                                   ----------            ----------

Cash and due from banks, ending                                                     $ 10 460              $ 12 270

                                                                                        1997                1996
                                                                                      --------            --------

                                                                                       (thousands of dollars)
Reconciliation of net income to net cash provided by
     operating activities:

Net Income                                                                          $  3 751              $  3 430

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                                          1 029                   589
Provision for loan losses and real estate owned                                          457                   269
Amortization of premium on investments                                                   152                   209
Accretion of discount on investments                                                    (216)                 (163)
Cash surrender value increase                                                            (41)                  (59)
(Gain) loss from disposal of other real estate                                            17                  (209)
(Gain) loss  on sale of investment securities                                            (47)
(Gain) loss from disposal of fixed assets                                                 21
Equity in income of service center                                                       (48)                    4
Deferred compensation                                                                    132                   134

Changes in assets and liabilities:

  Interest receivable                                                                   (410)               (1 061)
  Prepaids and other assets                                                              (88)               (4 083)
  Unearned income                                                                         17                    12
  Interest payable                                                                       453                   898
  Taxes payable                                                                           22                    (3)
  Deferred taxes                                                                           6
  Other liabilities                                                                      417                   248
                                                                                   ---------             ---------
Total adjustments                                                                      1 873                (3 215)
                                                                                   ---------             ---------


Net cash provided by operating activities                                           $  5 624              $    215
                                                                                   =========             =========

                   BAYLAKE CORP. AND SUBSIDIARIES NOTES TO
                 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997





1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1996 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of September 30, 1997 and December 31, 1996. The results of operations for the nine and three months ended September 30, 1997 and 1996 are not necessarily indicative of results to be expected for the entire year.


2. The book value of investment securities, by type, held by the Company are as follows:

                                                              SEPT 30          DECEMBER 31
                                                                1997              1996
                                                              --------         -----------
                                                                  (thousands of dollars)
           Investment securities held to maturity:

           Obligations of states and political
             subdivisions                                     $ 11 484           $ 10 511

           Other                                                 2 123                937
                                                              --------           --------

           Investment securities held to maturity             $ 13 607           $ 11 448

           Investment securities available for sale:

           U.S. Treasury  and other U.S. government
            agencies                                          $ 36 339           $ 38 924
           Obligations of states and political                  27 918             16 971
            subdivisions
           Mortgage-backed securities                           24 017             31 426
           Other                                                 6 388                369
                                                              --------           --------
           Investment securities available for sale           $ 94 662           $ 87 690
                                                              ========           ========



3.         At September 30, 1997 and December 31, 1996, loans were as follows:


                                                                           SEPT 30            DECEMBER 31
                                                                            1997                 1996
                                                                          ---------           -----------
                                                                               (thousands of dollars)
           Commercial, industrial and agricultural                       $ 159 999             $ 151 291
           Real estate - construction                                       12 389                11 365
           Real estate - mortgage                                           99 112                83 538
           Installment                                                      13 458                15 233
           Less:  Deferred loan origination fees,
            net of costs                                                      (589)                 (573)
                                                                          --------              --------
                                                                           284 369               260 854
           Less allowance for loan losses                                   (3 431)               (2 893)
                                                                          --------              --------
             Net loans                                                   $ 280 938             $ 257 961


4.         As of December 31, 1993, the Company adopted STATEMENTS OF
           FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at September 30, 1997 and December 31, 1996 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

5. As of January 1, 1996, the Company adopted SFAS No. 122. "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the Company's financial position and the results of operation were not material for the three and nine months ended September 30, 1997.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. ("Company") at September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and September 30, 1996. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 1997, net income increased $296,000, or 28.1%, to $1.35 million from $1.05 million for the third quarter of 1996. The annualized return on average assets and return on average equity for the three months ended September 30, 1997, were 1.31% and 13.33%, respectively compared to 1.08% and 11.29%, respectively, for the same period a year ago.

For the nine months ended September 30, 1997, net income was $3.75 million, an increase of 9.4% from the $3.43 million earned during the first nine months of 1996. The annualized return on average assets and return on average equity, were 1.26% and 12.71%, respectively, compared to 1.35% and 12.45%, respectively for the same period a year ago.

The change in net income for the period is primarily due to improved net interest income and an increase in other income offset by increased other expenses.


NET INTEREST INCOME

Net interest income for the three months ended September 30, 1997 increased $362,000, or 9.1%, to $4.34 million from $3.97 million for the same period a year ago. Total interest income for the third quarter of 1997 increased $688,000, or 9.5%, to $7.97 million from $7.28 million for the third quarter of 1996, while interest expense increased $326,000, or 9.9%, to $3.63 million from $3.31 million in the third quarter of 1996. These changes were primarily the result of a favorable increase in the average volume of earning assets offset by increased competition related to loan pricing, particularly in the commercial sector, and deposit pricing, primarily in time deposits.

For the three months ended September 30, 1997, average earning assets increased $43.9 million, or 13.3%, when compared to the same period last year. The Company registered an increase in average loans of $38.3 million, or 15.7% for the third quarter of 1997 compared to the same period a year ago.

For the nine months ended September 30, 1997, average earning assets increased by $59.5 million or 19.5%, when compared to the same period last year. Loans have continued to grow as the Company registered an increase in average loans of $45.4 million, or 19.9%, for the first nine months of 1997 compared to the same period in 1996. Loans have typically resulted in higher rates of interest payable to the Company then have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended September 30, 1997 decreased from 5.02% to 4.83% compared to a year ago. The average yield on interest earning assets amounted to 8.66% for the third quarter of 1997, representing a decrease of 33 basis points from the same period last year. Total loan yields declined 2 basis points to 9.16%, while total investment yields declined 137 basis points to 7.13% as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 14 basis points to 4.46% for the third quarter of 1997, while short-term borrowing costs increased 62 basis points to 5.74% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the three months ended September 30, 1997.

Net interest margin (on a federal tax-equivalent basis) for the first nine months of 1997 declined to 4.86% from 5.03% for the same period last year. The average yield on interest-earning assets amounted to 8.45% for the first nine months of 1997, representing a decrease of 34 basis points over the same period last year. Total loan yields increased 5 basis points to 9.26% while investment securities decreased 44 basis points to 7.13%. The Company's average cost on interest-bearing deposit liabilities increased 2 basis points to 4.36% for the first nine months of 1997, while short-term borrowing costs increased 44 basis points to 5.70% comparing the two periods. The above factors contributed to a decline in the Company's overall interest margin for the first nine months ended September 30, 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 1997 increased $66,000, or 75.0%, to $154,000 from $88,000 for the third quarter a year ago. For the nine months ended September 30, 1997, the provision for loan losses increased $188,000, or 69.9%, to $457,000 from $269,000 for the same period last year. This increase has occurred primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $37,000, or 4.4%, to $878,000 for the third
quarter of 1997, from $841,000 for the second quarter a year ago.   This
increase has occurred as a result of increased loan servicing fees and fees on other customer services offset by decreased other income.

For the first nine months of 1997, non-interest income has improved $270,000, or 11.4%, to $2.64 million from $2.37 million for the same period a year ago.

Trust revenues decreased primarily as a result of increased trust business offset by the change in billing fee cycles from annual to quarterly which started in the first half of 1996. Loan servicing fees showed improvement as an increase in premiums of approximately $221,450 were realized as a result of loan sales in the secondary market. The increase in fees for other services to customers primarily resulted from increased service charges on deposit products. A decline in revenues of approximately $40,000 stemming from the operation of Karsten Resources, Inc. ("Karsten"), a hotel and restaurant business, account primarily for the decrease in other income.

NON-INTEREST EXPENSE

Non-interest expense increased $88,000, or .9%, for the three months ended September 30, 1997 compared to the same period in 1996. Salaries and employee benefits showed a slight decline of $34,000 or 1.9% for the period due to expenses resulting from the Four Seasons merger in the third quarter of 1996.. Normal salary increases account for the remaining increase in salaries and benefits. Increased occupancy and equipment expenses have also resulted due to the start up of operations in the Green Bay region and additional expense from the Manawa region. These expansion efforts have resulted in additional depreciation expense resulting from new building construction and past increased capital expenditures for equipment which were made to enhance the Company's technological capabilities. Other operating expense shows a decrease of $75,000, or 9.6%, for the third quarter of 1997 primarily as a result of reduced costs stemming from the Karsten operation. $82,000 of goodwill was amortized during the quarter as a result of the acquisition of Four Seasons. The balance of the increase has occurred as a result of normal increases in promotional expenses, supplies expense, and data services expense. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 2.22% for the three months ended September 30, 1997 compared to 2.42% for the same period in 1996.

Non-interest expense increased $1.43 million, or 17.5%, for the nine months ended September 30, 1997, compared to the same period in 1996. Salaries and employee benefits showed an increase of $597,000, or 12.4%, as a result of additional employee expense resulting from operations in the Green Bay and Manawa regions, along with normal salary increases. The increase in occupancy and equipment expense occurred primarily as a result of expansion efforts into the Green Bay and Manawa regions. Other operating expense shows an increase of $147,000, or 7.6%, for the nine months ended September 30, 1997 as compared to September 30, 1996. Approximately $170,000 of the increase is related to goodwill amortization related to the Four Seasons acquisition. The overhead ratio was 2.33% for the nine months ended September 30, 1997 compared with 2.28% for the same period in 1996.


PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended September 30, 1997 increased $65,000, or 13.6%, to $543,000 from $478,000 for the same period one year ago. The increase in income tax provision was due to increased taxable income.

The provision for income taxes for the nine months ended September 30, 1997 increased $47,000, or 3.1%, to $1.54 from $1.50 million for the same period one year ago. The increase in income tax provision was due to increased taxable income.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At September 30, 1997, total loans increased $23.5 million, or 9.0%, to $284.4 million from $260.9 million at December 31, 1996. The change in loan mix in the Company's portfolio resulted from an increase in commercial loans to $160.0 million at September 30, 1997 compared to $151.3 million at December 31, 1996. In addition, real estate construction loans increased to $12.4 million at September 30, 1997 compared to $11.4 million at December 31, 1996 and real estate- mortgage loans increased to $99.1 million at September 30, 1997 compared to $83.5 million at December 31, 1996.

NON-PERFORMING ASSETS

At September 30, 1997, non-performing assets amounted to $3.86 million compared to $4.70 million at December 31, 1996. Non-performing assets at September 30, 1997 were .91% of total assets compared with 1.19% at December 31, 1996. $531,000 of this decrease stems from a paydown resulting from sale of collateral on a commercial credit. The ratio of non-performing assets to total loans at September 30, 1997 was 1.36% compared to 1.80% at December 31, 1996.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At September 30, 1997, the allowance for loan losses increased $538,000 from year end 1996 to $3.43 million due to increased provision expense and net recoveries over chargeoffs of $81,000 year to date. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has improved slightly. The allowance is at a level currently believed to be acceptable by management. At September 30, 1997 and December 31, 1996, the allowance for loan losses as a percentage of total loans were at 1.21% and 1.11%, respectively.

INVESTMENT PORTFOLIO

At September 30, 1997, the investment portfolio increased $9.1 million, or 9.2%, to $108.2 million from $99.1 million at December 31, 1996. At September 30, 1997, the investment portfolio represented 25.5% of total assets compared with 25.1% at December 31, 1996. The increase in total investments occurred as a result of net growth in deposits as compared to growth in the loan portfolio.

DEPOSITS

Total deposits at September 30, 1997 increased $31.0 million, or 9.5%, to $358.2 million from $327.2 million at December 31, 1996. Non-interest bearing deposits at September 30, 1997 increased $2.8 million, or 6.7%, to $45.1 million from $42.3 million at December 31, 1996. Interest-bearing deposits at September 30, 1997 increased $28.2 million, or 9.9%, to $313.1 million from $284.9 million at December 31, 1996. Time deposits over $100,000 show an increase of $35.7 million resulting primarily from attracting various municipal deposits. Overall deposits for the first six months tend to slightly decline/increase as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season. During the third quarter, deposits typically increase as a result of increased tourism activity in the various markets served by the Company generating increased deposits.

SHORT-TERM BORROWINGS

Total short-term borrowings at September 30, 1997 decreased $4.2 million to $19.6 million from $23.8 million at December 31, 1996. The decrease in short-term borrowings resulted from increased deposits as compared to increases in the loan and investment portfolio.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cashflows for the nine months ended September 30, 1997, cash and cash equivalents decreased $3.4 million during the period to $10.5 million at September 30, 1997. The decrease primarily reflected $5.6 million in net cash provided by operating activities and $24.0 million provided by financing activities offset by $33.0 million used in investing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net increase in loans and investment securities plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from a net decrease in short term deposits, borrowed funds and dividends paid offset by a net increase in time deposits. Strong loan demand for the first nine months of 1997 continues to remain solid. An increase in deposits though permitted the Company to decrease short term funding requirements through overnight correspondent fed funds purchases. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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

INTEREST RATE SENSITIVITY

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Company is slightly liability gap sensitive, although management believes that a range of plus or minus 15% (from 100% matching) within a one year pricing schedule is acceptable. The analysis considers regular savings, money market deposits and NOW accounts to be rate sensitive within three months. While these accounts are contractually short-term in nature, it is the Company's experience that repricing occurs over a longer period of time. The Company views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories including loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitive gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of September 30, 1997, rate sensitive liabilities exceeded rate sensitive assets by $53.1 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 74.7%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $15.2 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 56.3%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 73.7%, which is outside the range of plus or minus 15% deemed acceptable by management. Management is presently reviewing other funding sources so as to decrease the reliance on short term funding needs. An application to the Federal Home Loan Bank has been approved and we are presently evaluating various funding strategies that the Federal Home Loan Bank can provide.

Management continually review its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                    ASSET AND LIABILITY MATURITY REPRICING
                      SCHEDULE AS OF SEPTEMBER 30, 1997



                                                  Within       Four to       Seven to    One Year     Over
                                                  Three        Six           Twelve      to Five      Five
                                                  Months       Months        Months      Years        Years         Total
                                                  --------     --------      -------     -------      -------     --------
(In Thousands)
Earning Assets:
  Investment Securities                           $  9 641     $    392      $ 8 852     $41 659      $47 725     $108 269
  Loans and Leases:
     Variable Rate                                 124 473            0                        0                   124 473
     Fixed Rate                                     22 277       19 246       32 501      80 515        4 921      159 460
                                                  --------     --------      -------     -------      -------     --------
Total Loans and Leases                            $146 750     $ 19 246      $32 501     $80 515      $ 4 921     $283 933
                                                  --------     --------      -------     -------      -------     --------

Total Earning Assets                              $156 391     $ 19 638      $41 353    $122 174      $52 646     $392 202
                                                  ========     ========      =======    ========      =======     ========

Interest Bearing Liabilities:
  NOW Accounts                                    $ 39 371      $            $           $            $           $ 39 371
  Saving Deposits                                   89 773                                                          89 773
  Time Deposits                                     60 701       34 832       50 787      37 593           43      183 956
  Borrowed Funds                                    19 596           53            0         211          121       19 981
                                                  --------      -------      -------     -------      -------     --------

Total Interest Bearing Liabilities                $209 441      $34 885      $50 787     $37 804      $   164     $333 081
                                                  ========      =======      =======     =======      =======     ========




Interest Sensitivity GAP                         $(53 050)    $(15 247)     $(9 434)    $ 84 370      $52 482     $ 59 121
  (within periods)

Cumulative Interest Sensitivity
  GAP                                             (53 050)     (68 297)     (77 731)       6 639      $59 121

Ratio of Cumulative Interest                       -13.53%      -17.41%      -19.82%        1.69%       15.07%
  Sensitivity GAP to Rate
  Sensitive Assets

Ratio of Rate Sensitive Assets to
  Rate Sensitive Liabilities                        74.67%       56.29%       81.42%      323.18%         ---


Cumulative Ratio of Rate Sensitive                  74.67%       72.05%       73.66%      101.99%      116.46%
Assets to Rate Sensitive
Liabilities


CAPITAL RESOURCES

At September 30, 1997, stockholders' equity increased $2.0 million, or 5.0%, to $41.2 million from $39.2 million at December 31, 1996. The increase resulted from net income less dividends paid plus an increase in capital of $362,000 resulting from increases in the market value of available for sale securities related to FAS 115. At September 30, 1997, the Company's risk-based Tier 1 Capital Ratio was 11.49%, the total risk based capital ratio was 12.60% and the leverage ratio was 8.84%. The Company and Baylake Bank continue to exceed all applicable regulatory capital requirements.

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

          Baylake Bank continues to modernize its facilities in the Door County market replacing two existing buildings in the Egg Harbor and Sturgeon Bay West Side markets. These offices will feature drive-up convenience, automated teller machines and drive-up night depository services. In addition, they will provide an expanded customer service area, customer education area and conference rooms. Occupancy for the Egg Harbor facility was late May of 1997 while occupancy for the West Side facility was October of 1997. Costs for these projects are estimated at $900,000 each site.




Item 6.  8-K

         (a)  Exhibits

              None

         (b) Reports on Form 8-K filed for three months ended September 30, 1997

              None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         BAYLAKE CORP.
                                              ---------------------------------
                                                          (Registrant)


Date:    November 11, 1997                            Thomas L. Herlache
      --------------------------------        ---------------------------------
                                                       Thomas L. Herlache
                                                       President (CEO)


Date:    November 11, 1997                            Steven D. Jennerjohn
      --------------------------------        ---------------------------------
                                                       Steven D. Jennerjohn
                                                       Treasurer (CFO)