Form 10-K
period 1997-12-31
BAYLAKE CORP
filed 1998-03-30
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1997
                           --------------------------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------   -------------------

                          Commission file number 0-8679

                                  BAYLAKE CORP.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Wisconsin                                               39-1268055
------------------------------                               -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporated or organization)                                Identification No.)

217 North Fourth Avenue., Sturgeon Bay,  WI                           54235
-------------------------------------------                      -------------
(Address of principal executive offices)                           (Zip Code)

Registrant's Telephone number, including area code:             (920)-743-5551
---------------------------------------------------             ---------------
Securities registered pursuant to Section 12(b) of the Act:          None
-----------------------------------------------------------      ------------

Securities registered pursuant to Section 12(g) of the Act:    Common Stock $5
-----------------------------------------------------------  -----------------
                                                                   Par Value
                                                                   ---------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 26, 1998 2,437,537 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $31.50 reported bid price on that date) held by non-affiliates (excludes a total of 257,678 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $68,665,559.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K Into Which
            Document                      Portions of Documents are Incorporated
            --------                     ---------------------------------------
Proxy Statement for 1998 Annual Meeting                   Part III
           of Shareholders

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



Baylake Bank

The Bank is a Wisconsin State Bank originally chartered in 1876. At December 31, 1997, the Bank had total assets of $450.1 million. It is a member of the Federal Reserve System and its deposits are insured, subject to regulatory limits, by the FDIC. It provides general banking and trust department services to commercial, industrial and individual accounts in a five county area composed of Door, Kewaunee, Manitowoc, Brown and Waupaca Counties. The Bank offers a full range of financial services, including demand deposit accounts, various savings account plans, certificates of deposit, individual retirement accounts, real estate mortgage loans, consumer and business loans, agricultural loans, safe deposit boxes, collection services, transfer agency services, a trust department, insurance agency, discount brokerage, financial planning, conference facilities and access to TYME Corporation's electronic funds transfer system. The Bank maintains a number of divisions each headed by a vice president, including a Retail Division, Commercial/Loan Division and Non-Bank Division to facilitate the provision of customer services, and three supportive divisions, the Administrative Division, Accounting Division and Operations Division.

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

The Bank's market area also consists of two locations in Waupaca county (acquired through the Four Seasons acquisition which is further referenced in Item 7. of Management's Discussion and Analysis of Financial Condition and Results of Operations under General) and is located approximately 35 miles west of Green Bay.

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

The Bank's total outstanding loans as of December 31, 1997 amounted to approximately $293.4 million, consisting of 79.3% residential, commercial, agricultural and construction real estate loans, 13.9% commercial and industrial loans, 4.6% installment and 2.2% agricultural loans.

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

Deposits

The Bank offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Bank are insured by the FDIC up to statutory limits. At December 31, 1997, the Bank's total deposits amounted to $346.0 million, including interest bearing deposits of $301.8 million and non-interest bearing deposits of $44.2 million.

Other Customer Services and Products

Other services and products offered by the Bank and subsidiaries include safety deposit box services, personal and corporate trust services, conference center facilities, an insurance agency and discount brokerage services offering stocks, bonds, annuities, mutual funds and other investment products.

Competition

The Bank competes with other financial institutions and businesses in both attracting and retaining deposits and making loans. The Bank encounters direct competition in its Door County market area from one other commercial bank as well as from two savings and loans associations and one credit union which maintain offices in Door County. The Bank encounters direct competition in its Kewaunee County market area from four other commercial banks as well as one savings and loan association and one credit union. In spite of such competition, the Bank has maintained their position within the market areas, holding better than half of all commercial bank deposits in the combined market area as of December 31, 1997. Although no assurance can be given that they will continue to do so, the Bank has been able to maintain their prominence in the market areas, even though certain competitors have considerably more financial and other resources than do the Registrant.

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

Employees

At December 31, 1997, the Registrant and its subsidiary, had 190 full-time equivalent employees.

Statistical Information

The following statistical information is presented in accordance with the Securities and Exchange Commission's Guide 3, "Statistical Disclosure by Bank Holding Companies." Reference numbers relate to Guide 3.

       I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                   INTEREST RATES AND INTEREST DIFFERENTIAL

A.     Three-year comparison of Consolidated
       Average Balance Sheet (in thousands)

                                                                1997                 1996                  1995
                                                                ----                 ----                  ----

Assets
  Cash and Due from Banks                                    $ 10,162             $  9,168              $  7,609

  Investment Securities:

    U. S. Treasury                                              2,691                5,270                 6,076

    U. S. Government Agencies                                  58,687               50,384                46,865

    State and Municipal Obligations                            32,858               25,143                18,495

    Other Securities                                            4,475                2,967                 2,376

    Market Adjustment on AFS Securities                           927                   52                (1,153)
                                                              -------              -------               -------

      Total Investments                                      $ 99,638             $ 83,816              $ 72,659
                                                              -------              -------               -------

  Federal Funds Sold                                         $     17             $    943              $  4,849

  Loans, Net of Unearned Income                              $276,639             $233,473              $201,839

    Reserve for Loan Losses                                    (3,203)              (2,792)               (2,669)
                                                              -------              -------               -------

      Net Loans                                              $273,436             $230,681              $199,170
                                                              -------              -------               -------

  Bank Premises and Equipment                                $ 12,521             $  9,925              $  6,873

  Other Real Estate Owned                                    $     38             $    150              $    128

  Other Assets                                               $ 12,441             $ 17,600              $  7,326
                                                              -------              -------               -------

      Total Assets                                           $408,253             $352,283              $298,614
                                                              =======              =======               =======



Liabilities and Stockholders' Equity

  Demand Deposits                                            $ 41,521             $ 37,229              $ 32,350

  NOW Account Deposits                                         38,898               36,593                33,060

  Savings Deposits                                             88,544               88,046                83,470

  Time Deposits                                               163,755              135,759               106,444
                                                              -------              -------               -------

      Total Deposits                                         $332,718             $297,627              $255,324
                                                              -------              -------               -------

  Short Term Borrowings                                      $ 27,701             $  9,949              $  3,131

  Customer Repurchase Agreements                             $  1,800             $  1,841              $  1,279

  Long Term Debt                                             $    377             $    423              $    475

  Other Liabilities                                          $  5,562             $  4,500              $  3,834
                                                              -------              -------               -------

      Total Liabilities                                      $368,158             $314,340              $264,043
                                                              -------              -------               -------

  Common Stock                                               $ 12,302             $ 12,286              $ 12,272

  Additional paid in capital                                    6,038                5,989                 5,947

  Retained Earnings                                            21,347               19,675                17,141

  Net Unrealized Gains (Losses) on AFS Securities                 609                   42                  (740)

  Treasury Stock                                                 (201)                 (49)                  (49)
                                                              -------              -------               -------

      Total Equity                                           $ 40,095             $ 37,943              $ 34,571
                                                              -------              -------               -------

      Total Liabilities and Stockholders' Equity             $408,253             $352,283              $298,614
                                                              =======              =======               =======



I.  B. INTEREST RATES AND INTEREST DIFFERENTIAL

The tables below show for the periods indicated the daily average amount outstanding for major categories of the interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average yields thereon (in thousands of dollars).


                                                                           1997                                1996

                                                         Amount           Interest           Yield             Amount
                                                         ------           --------           -----             ------

Interest-earning assets:
Loans, Net                                             $276,639                              9.22%            $233,473

  Less: non-accruing Loans                               (1,269)                                                (2,402)
                                                       --------                                               --------

       Loans                                           $275,370            $25,496           9.26%            $231,071

U.S. Treasury Securities                                  2,691                168           6.24%               5,270

U.S. Government Agencies                                 58,687              3,833           6.53%              50,384

State and Municipal                                      32,858              2,755           8.38%              25,143
Obligations

Other Securities                                          2,026                132           6.52%                 569

Federal Funds Sold                                           17                  1           5.88%                 943

Other Money Market Instruments                            2,449                129           5.27%               2,398
                                                       --------           --------          ------            --------

Total Interest Earning                                 $374,098           $ 32,514           8.69%            $315,778
Assets (net of non-accruing                            ========           ========          ======            ========
loans)



Interest-bearing
liabilities:

NOW Accounts                                            $38,898            $   892           2.29%             $36,593

Savings Accounts                                         88,544              2,770           3.13%              88,046

Time Deposits                                           163,755              9,279           5.67%             135,759


Short Term Borrowings                                    27,701              1,619           5.84%               9,949

Customer Repurchase                                       1,800                 70           3.89%               1,841
Agreements

Long Term Debt                                              377                 32           8.49%                 423
                                                       --------            -------          ------            --------

Total Interest-bearing Liabilities                     $321,075            $14,662           4.57%            $272,611
                                                       ========            =======          ======            ========








                                                 1996                                          1995

                                       Interest           Yield            Amount            Interest           Yield
                                       --------           -----            ------            --------           -----

Interest-earning assets:
Loans, Net                                                  9.15%            $201,839                              9.74%

  Less: non-accruing Loans                                                    (1,463)
                                                                             --------

       Loans                              $21,367           9.25%            $200,376           $19,661            9.81%

U.S. Treasury Securities                      304           5.77%               6,076               303            4.99%

U.S. Government Agencies                    3,494           6.93%              46,865             2,895            6.18%

State and Municipal                         2,350           9.35%              18,495             1,897           10.26%
Obligations

Other Securities                               34           5.98%                 423                25            5.91%

Federal Funds Sold                             58           6.15%               4,849               282            5.82%

Other Money Market                            119           4.96%               1,953                69            3.53%
Instruments                               -------           ----             --------           -------            ----

Total Interest Earning                    $27,726           8.78%            $279,037           $25,132            9.01%
Assets (net of non-accruing               =======           ====             ========           =======            ====
loans)

Interest-bearing
liabilities:

NOW Accounts                              $   868           2.37%             $33,060           $   910            2.75%

Savings Accounts                            2,858           3.25%              83,470             2,978            3.57%

Time Deposits                               7,644           5.63%             106,444             5,951            5.59%


Short Term Borrowings                         571           5.74%               3,131               198            6.32%

Customer Repurchase                            68           3.69%               1,279                52            4.07%
Agreements

Long Term Debt                                 37           8.75%                 475                42            8.84%
                                          -------          ------            --------           -------           ------

Total Interest-bearing Liabilities        $12,046           4.42%            $227,859           $10,131            4.45%
                                          =======           ====             ========           =======            ====



The table below shows the net interest earnings and the net yield on interest-earning assets for the periods indicated (in thousands of dollars).

                                                     1997                             1996                            1995
Total Interest Income                              $ 32,514                         $ 27,726                       $ 25,132

Total Interest Expense                               14,662                           12,046                         10,131
                                                   --------                         --------                       --------

Net Interest Earnings                              $ 17,852                         $ 15,680                       $ 15,001
                                                   ========                         ========                       ========
Net Yield on Interest-                                4.77%                            4.97%                          5.38%
earning Assets (excluding
non-accruing loans)




Interest on tax exempt income, (i.e., interest earned on state and municipal obligations) are figured on a federal tax- equivalent basis using a tax rate of 34%.

I. C. The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands).


                                           1997 COMPARED TO 1996                                      1996 COMPARED TO 1995
                                            INCREASE (DECREASE)                                        INCREASE (DECREASE)
                                                DUE TO (1)                                                 DUE TO (1)

                                                                      RATE/                                                 RATE/
                               VOLUME              RATE              VOLUME             VOLUME          RATE               VOLUME
                               ------              ----              ------             ------          ----               ------
Interest earned on:

Loans                           $4,099              $   30             $4,129             $2,925         ($1,219)          $ 1,706

U.S. Treasury
  Securities                      (155)                 19               (136)               (43)             44                 1

U.S. Government
  Agencies                         559                (220)               339                231             368               599

State and Municipal
  Obligations                      684                (279)               405                652            (199)              453

Other Securities                    91                   7                 98                  9               0                 9

Federal Funds Sold                 (56)                 (1)               (57)              (234)             10              (224)

Other Money Market
  Instruments                        3                   7                 10                 19              31                50
                                 -----               -----              -----              -----           -----             -----


Total Interest
  Earning Assets                $5,225             ($  437)            $4,788             $3,559         ($  965)          $ 2,594
                                ======              ======             ======             ======          ======           =======



Interest paid on:

NOW Accounts                    $   54             ($   30)           $    24            $    91         ($  133)          ($   42)

Savings Accounts                    16                (104)               (88)               156            (276)             (120)

Time Deposits                    1,581                  54              1,635              1,645              48             1,693

Short Term
  Borrowings                     1,028                  20              1,048                411             (38)              373

Customer Repurchase
  Agreements                        (2)                  4                  2                 22              (6)               16

Long Term Debt                      (4)                 (1)                (5)                (5)              0                (5)
                                 -----                -----             -----              -----           -----             -----

Total Interest-
  Bearing
  Liabilities                   $2,673              $  (57)            $2,616             $2,320         ($  405)          $ 1,915
                                ======              =======            ======             ======          ======           =======



(1) When a change in interest is due both to rate changes and volume this analysis has been made on a fifty-fifty basis.

II.  INVESTMENT PORTFOLIO

A. The carrying value of investment securities for those held to maturity (at amortized cost) and available for sale (fair market value) as of December 31, 1997, 1996 and 1995 are summarized as follows (in thousands of dollars)


                                                                     1997                    1996                    1995
                                                                     ----                    ----                    ----

Available for Sale
------------------
U.S. Treasury and Other U.S.                                        $ 31,453               $ 38,924                $ 11,321
 government agencies

Mortgage-backed securities                                            34,337                 31,426                  38,430

Obligations of states and                                             33,214                 16,971                  13,322
 political subdivisions

Other                                                                  3,958                    369                     893
                                                                    --------                -------                --------

                                                                    $102,962               $ 87,690                $ 63,966

Held to Maturity
----------------
Obligations of states and                                           $ 11,937               $ 10,511                $ 11,237
 political subdivisions

Other                                                                      0                    937                     408
                                                                    --------               --------                --------

                                                                    $ 11,937               $ 11,448                $ 11,645


Total                                                               $114,899               $ 99,138                $ 75,611




The Registrant does not hold investment securities of any issuer (other than securities of the U.S. Government or its agencies) whose book value exceeds ten percent of its stockholders equity.

II. B. The following table shows the maturities of investment securities as of December 31, 1997 and weighted average yields of investment securities (in thousands). The weighted average yields by maturity range was computed by annualizing the purchase yield income on the securities within such maturity range.






                                                    One Year                    Over 1 Year                   Over 5 Years
                                                    or less                   Within 5 Years                Within 10 Years


                                              Amount       Yield            Amount        Yield           Amount       Yield
                                              ------       -----            ------        -----           ------       -----
U.S. Treasury and other U.S.                 $ 8,122       7.82%           $16,428        6.66%          $ 2,989       7.18%
Government agencies

Mortgage-backed securities                     7,101       6.08%            12,000        6.56%           13,248       6.60%

Obligations of states and                      3,158       8.93%             8,595        8.36%           11,751       7.68%
political subdivisions

Other                                          3,019       5.29%
                                             -------      ------           -------       ------          -------      ------

Total                                        $21,400       7.05%           $37,023        7.02%          $27,988       7.12%




                                                     Over 10 Years                      Total


                                                 Amount          Yield            Amount          Yield
                                                 ------          -----            ------          -----
U.S. Treasury and other U.S.                    $ 3,914          7.46%          $ 31,453          7.11%
Government agencies

Mortgage-backed securities                        1,988          6.29%            34,337          6.46%

Obligations of states and                        21,647          8.04%            45,151          8.07%
political subdivisions

Other                                               939          5.82%             3,958          5.42%
                                                -------          -----           -------          -----

Total                                           $28,488          7.77%          $114,899          7.24%






Weighted average yield on state and political subdivisions has been computed on a fully taxable equivalent basis using a tax rate of 34%.

III.  LOAN PORTFOLIO


A.  Types of Loans

The following table sets forth the comparison of the loan portfolio at December 31st of each of the past five years (in thousands of dollars).





                                                      1997               1996              1995              1994             1993
                                                      ----               ----              ----              ----             ----

Loans secured primarily by real estate:
  Secured by 1 to 4 family                          $100,555            $ 83,538          $ 62,271         $ 52,873        $ 48,190
  residential properties

  Real estate-construction                            14,760              11,365             6,378            5,881           4,511

  Other real estate loans                            118,103             104,391            83,461           69,702          64,585

Loans to farmers                                       6,314               5,883             5,771            6,103           5,586

Commercial and Industrial                             40,624              40,777            40,287           42,157          41,558
  loans

Loans to individuals for                              13,480              15,233            12,522           16,603          16,844
  household, family and
  other personal
  expenditures

All other loans                                          140                 240               193              152             378
                                                    --------            --------          --------         --------        --------

  Total gross loans                                 $293,976            $261,427          $210,883         $193,471        $181,652

Less:

  Unearned Income                                       (538)               (573)             (653)            (798)           (748)
                                                    --------            --------          --------         --------        --------

  Net Loans                                         $293,438            $260,854          $210,230         $192,673        $180,904
                                                    ========            ========          ========         ========        ========

2. As of December 31, 1997, there existed potential problem loans totaling $695,833 which are additionally disclosed within the category "Risk Element".

The following table indicates management's assessment of potential loss at year end 1997.


                       Loans in category           Loss factor            Loan loss potential
                       -----------------           -----------            -------------------
                          $  387,367                   10%                    $   38,737

                             171,791                   25%                        42,948

                              33,029                   50%                        16,515

                              97,286                   75%                        72,965

                               6,360                  100%                         6,360
                          ----------                  ----                    ----------


   Totals                 $  695,833                                          $  177,523





Commercial loans comprised $449,715 or 64.6% of the total loans categorized as problem loans. The other types of loans comprising this amount were consumer loans totaling $171,431 or 24.7% and mortgage loans totaling $74,687 or 10.7%.



3. The Bank's loan portfolio is diversified by types of borrowers and industry groups within the Door, Kewaunee, Brown and Waupaca county market area. Significant loan concentrations are considered to exist for a financial entity when such amounts are loaned to borrowers engaged in similar activities as would cause them to be similarly impacted by economic or other conditions. At December 31, 1997, there existed the following industry group concentrations in the Registrant's loans which exceed 10% of total loans:



                     Tourism related loans:

                Lodging Business     $50.3 million or 17.1%
                                     ----------------------
                Total tourism loans  $50.3 million or 17.1%

III.  LOAN PORTFOLIO

B.  Maturity and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of loans outstanding (in thousands) as of December 31, 1997 which, based on remaining schedule repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to the sensitivity to change in interest rates.


                                                                                        Maturing
                                                                                 ------------------------
                                                                             After One
                                                       Within                But Within               After
                                                      One Year               Five Years             Five Years            Total
                                                      --------               ----------             ----------            -----
Loans secured primarily by real estate:

  Secured by 1 to 4 family
  residential property                                $ 33,021                $ 42,111               $ 25,423            $100,555

  Real estate - construction                             2,811                   4,625                  7,324              14,760

  Other real estate loans                               22,490                  37,008                 58,605             118,103

Loans to farmers                                         1,202                   1,979                  3,133               6,314

Commercial and industrial loans                         14,669                  18,475                  7,480              40,624

Loans to individuals for
household, family and other
personal expenditures                                    6,954                   6,369                    157              13,480

All other loans                                            140                       0                      0                 140
                                                       -------                 -------                -------             -------

  Total                                               $ 81,287                $110,567               $102,122            $293,976
                                                       =======                 =======                =======             =======




                                                                          Interest Sensitivity
                                                                       -------------------------
                                                                         Fixed          Variable
                                                                         Rate             Rate
                                                                         -----          --------
                  Due after one year                                   $107 734         $104 955






C.  Risk Elements

1. The following table shows at December 31, the aggregate amounts of loans (in thousands) which are non-accrual, troubled with debt restructurings and accruing loans past 90 days or more as to principal or interest payments.


                                                  1997               1996               1995               1994               1993
Non-accrual loans                               $ 1,720            $ 3,677              $ 846             $ 1,536           $ 1,508

Troubled debt restructurings                      2,930              1,000                648                 815               255


Loans past due 90 days or more                        0                  0                  0                  90                56
                                                  -----              -----              -----               -----             -----

  Total                                         $ 4,650            $ 4,677            $ 1,494             $ 2,441           $ 1,819
                                                 ======             ======             ======              ======            ======



If the non-accrual loans had been current throughout their terms, interest income would have been approximately $202,000; $472,000; $74,000; $117,000; and $175,000 for 1997, 1996, 1995, 1994 and 1993 respectively. Interest income which is recorded only as received, amounted to $180,000; $154,000; $34,000; $58,000;
and $101,000 for 1997, 1996, 1995, 1994 and 1993 respectively for these non-accrual loans.

Loans are placed in non-accrual status when they are contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is the practice of management to place such loans on a non-accrual status immediately rather than waiting until the loans become 90 days past due. When interest accruals are discontinued, interest credited to income is reversed. If collectibility is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE


A. The following table summarizes the daily average loan balances at the end of each period; changes in allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and addition to the allowance which have been charged to operating expenses (in thousands).


                                                                                         December 31
                                                                                         -----------
                                                        1997              1996              1995             1994            1993
Daily average amount of loans                          $276,639         $233,473           $201,839         $187,945      $174,371
                                                       ========         ========           ========         ========      ========

Balance of allowance for                               $  2,893         $  2,617           $  2,534         $  2,434      $  2,253
  possible loan losses
  at beginning of period



Loans Charged Off:

  Real estate - mortgage                                      1               99               ----             ----            12


  Real estate - construction                               ----             ----               ----             ----          ----

  Loans to farmers                                         ----             ----               ----             ----          ----

  Commercial/Industrial Loans                               197               82                158              238            86

  Consumer Loans                                            121              105                 50               32            82

  Lease financing/other loans                              ----             ----               ----             ----          ----
                                                       --------         --------           --------         --------      --------

     Total loans charged off                           $    319         $    286           $    208         $    270      $    180
                                                       ========         ========           ========         ========      ========


Recoveries of loans previously charged off:

  Real estate - mortgage                                      1             ----               ----             ----             6


  Real estate - construction                               ----             ----               ----             ----          ----

  Loans to farmers                                         ----             ----               ----             ----          ----

  Commercial/Industrial Loans                               149               16                 33               62             5

  Consumer loans                                             42               26                  8               48            46

  Lease financing/other loans                              ----             ----               ----             ----          ----
                                                       --------         --------           --------         --------      --------

     Total loan recoveries                             $    192         $     42           $     41         $    110      $     57
                                                       --------         --------           --------         --------      --------

Net loans charged off                                  $    127         $    244           $    167         $    160      $    123
                                                       --------         --------           --------         --------      --------

Additions to allowance for                             $  1,115         $    400           $    250         $    260      $    304
  loan losses charged to                               --------         --------           --------         --------      --------
  operating expense

Allowance for loan losses at end of period             $  3,881         $  2,893           $  2,617         $  2,534      $  2,434
                                                       ========         ========           ========         ========      ========

Ratio of net charge offs                                    .05%             .10%               .08%             .09%          .07%
  during period to average
  loans outstanding



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




                            December 31, 1997    December 31, 1996    December 31, 1995      December 31, 1994     December 31, 1993
                            -----------------    -----------------    -----------------      -----------------     -----------------



                            Amount   Percent     Amount   Percent      Amount   Percent     Amount    Percent    Amount     Percent
                            ------   Category    ------   Category     ------   Category    ------    Category   ------     Category
                                     to Total             to Total              to Total              to Total              to Total
                                     Loans                Loans                 Loans                 Loans                 Loans
                                     --------             --------              --------              --------              -----



Real estate - mortgage       $1,900     74.4%    $1,143     71.9%    $1,000     69.1%    $  974       63.4%     $  924       62.1%

Real estate -
  construction                   50      5.0%        50      4.3%        50      3.0%        50        3.0%         50        2.5%

Loans to farmers                 20      2.1%        20      2.3%        20      2.7%        20        3.2%         20        3.1%

Commercial/industrial         1,520     13.9%     1,300     15.7%     1,190     19.2%     1,133       21.8%      1,083       23.0%

Consumer                        371      4.6%       360      5.8%       337      6.0%       337        8.6%        337        9.3%

Not allocated                    20                  20                  20                  20                     20
                             ------      ---     ------      ---     ------      ---     ------        ---      ------        ---

Total                        $3,881      100%    $2,893      100%    $2,617      100%    $2,534        100%     $2,434        100%
                             ======      ===     ======     ====     ======      ===     ======        ===      ======        ===



V.  DEPOSITS

The average deposits are summarized below for the periods indicated (in thousands).


                                                                         YEAR ENDED DECEMBER 31
                                                                         ----------------------
                                                1997                              1996                              1995
                                                ----                              ----                              ----
                                       BALANCE           YIELD           BALANCE           YIELD          BALANCE            YIELD
Non-interest bearing demand
  deposits                             $ 41,521          0.00%           $ 37,229          0.00%          $ 32,350           0.00%

Interest bearing demand
  deposits                               38,898          2.29%             36,593          2.37%            33,060           2.75%

Savings deposits                         88,544          3.13%             88,046          3.25%            83,470           3.57%

Time deposits (Excluding time
  certificates of deposit of
  $100,000 or more)                     130,084          5.63%            116,375          5.57%            94,858           5.53%


Time Certificates of Deposit
  of $100,000 or more                    33,671          5.80%             19,384          5.99%            11,586           6.11%
                                       --------                          --------                         --------

Total Deposits                         $332,718          3.89%           $297,627          3.82%          $255,324           3.85%
                                       ========                          ========                         ========




Maturities of time certificates of deposit of $100,000 or more outstanding at December 31 are summarized as follows (in thousands).

                                                       1997                          1996                          1995
                                                       ----                          ----                          ----
3 months or less                                    $ 15,801                      $  6,411                      $  2,783

Over 3 months thru 6 months                            7,078                         5,376                         5,066

6 months thru 12 months                                7,621                         5,737                         2,336

Over 12 months                                         1,833                         2,349                         1,338
                                                    --------                      --------                      --------

  Total                                             $ 32,333                      $ 19,873                      $ 11,523
                                                    ========                      ========                      ========

VI.  RETURN ON EQUITY AND ASSETS

The ratio of consolidated net income to average stockholders' equity and to average total assets and other ratios are as follows:



                                                                                   YEAR ENDED DECEMBER 31
                                                                                   ----------------------
                                                                        1997               1996                 1995
                                                                        ----               ----                 ----
Percentage of Consolidated net income
  to:

Average total assets (return on assets)                               1.29%              1.34%                1.56%

Average Stockholders' Equity (return
  on equity)                                                          13.14%             12.39%               13.43%

Percent of dividends declared per
  common share to net income per common
  share (dividend pay-out ratio)                                      56.74%             48.44%               60.32%

 Percent of average stockholders' equity
  to average total assets (equity to
  assets ratio)                                                        9.82%             10.77%               11.58%


VII.  Short-Term Borrowings

A. The following table shows outstanding amounts of short-term borrowings, together with the weighted average interest rates thereon, at December 31, of each of the past three years (in thousands of dollars).



                                         1997                               1996                                1995
                                         ----                               ----                                ----
                                    Amount             Rate            Amount              Rate            Amount            Rate

Federal Funds purchased             $18,373            7.07%           $21,975             6.11%           $  774            6.00%


Federal Home Loan Bank               36,000            5.88%
  borrowings

Securities Sold under                 2,276            5.07%             1,845             3.55%              754            4.00%
  agreements to                      ------            ----             ------             ----             -----            ----
  repurchase

                                    $56,649            6.23%           $23,840             5.91%           $1,528            4.79%
                                     ======            ====             ======             ====             =====            ====







B. The following table shows the maximum amounts outstanding of short term borrowings at any month-end during each reported period (in thousands of dollars).


                                                        1997                     1996                     1995
                                                        ----                     ----                     ----
Federal funds purchased                               $18,373                  $30,016                  $ 9,519

Federal Home Loan Bank                                 36,000
  borrowings

Securities sold under                                   2,276                    2,272                    1,076
  agreements to repurchase


C. The following table shows for the periods indicated the daily average amount outstanding for the categories of short-term borrowings, the interest paid and the weighted average rates thereon (in thousands of dollars).



                                     1997                                      1996                                   1995
                                     ----                                      ----                                   ----
                                                   Average                               Average                             Average
                            Amount      Int.         Rate           Amount      Int.       Rate         Amount      Int.       Rate
                            ------      ----       -------          ------      ----     -------        ------      ----     -------

Short-term
  borrowings:
Federal funds               $20,944     $1,233       5.89%          $9,950      $571       5.74%        $3,131      $198      6.32%
  purchased

Federal Home Loan             6,756        386       5.71%
  Bank borrowings

Securities sold               1,800         70       3.89%           1,841        68       3.69%         1,279        52      4.07%
  under agreements           ------      -----       ----           ------       ---       ----          -----       ---      ----
  to repurchase

Total short-term
  borrowings                $29,500     $1,689       5.73%          $11,791     $639       5.42%        $4,410      $250      5.67%
                             ======      =====       ====            ======      ===       ====          =====       ===      ====



VIII.  Long Term Debt

A. The following table shows outstanding amounts of long term debt, together with the weighted average interest rates thereon, at December 31, of each of the past three years (in thousands of dollars). Long term debt consists of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime + 1/4% and a supplier contract for $14,000 with a five year term and payments monthly.


                                                   1997                             1996                              1995
                                                   ----                             ----                              ----
                                          Amount           Rate            Amount            Rate            Amount            Rate

Land contract payable                     $  369           8.50%           $  422            8.75%              475            8.75%

Other                                         14           4.50%
                                          ------           ----            ------            ----            ------            ----
                                          $  383           8.35%           $  422            8.75%           $  475            8.75%
                                          ======           ====            ======            ====            ======            ====

B. The following table shows the maximum amounts outstanding of long term debt at any month-end during each reported period (in thousands of dollars).

                                                      1997                     1996                     1995
                                                      ----                     ----                     ----
Land contract payable                                 $ 370                    $ 422                    $ 475

Other                                                 $  15


C. The following table shows for the periods indicated the daily average amount outstanding for the categories of long term debt, the interest paid and the weighted average rates thereon (in thousands of dollars).

                                       1997                                1996                                 1995
                                       ----                                ----                                 ----
                                                 Average                               Average                               Average
                           Amount     Int.         Rate          Amount     Int.         Rate         Amount     Int.          Rate
                           ------     ----       -------         ------     ----       -------        ------     ----        -------
Long term debt:

Land contract payable      $  370     $ 31         8.50%         $  422     $ 37        8.75%         $  475     $ 41         8.75%

Other                      $    7     $  1         4.50%
                            -----      ---         ----           -----      ---        ---            -----      ---         ----
Total long term debt       $  377     $ 32         8.49%         $  422     $ 37        8.75%         $  475     $ 41         8.75%
                            =====      ===         ====           =====      ===        ====           =====      ===         ====

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.


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




                                                       Cash
                                                     dividends
                                                     paid per
        Calendar period         High      Low          share
        ---------------         ----      ---        ---------
  1996      1st Quarter        $28.00    $26.25      $0.230
            2nd Quarter         28.00     26.25       0.230
            3rd Quarter         27.50     26.25       0.230
            4th Quarter         28.00     26.25       0.240

  1997      1st Quarter         26.87     24.00       0.240
            2nd Quarter         23.75     26.25       0.240
            3rd Quarter         25.00     28.50       0.240
            4th Quarter         26.50     30.00       0.500


Baylake had approximately 1,552 shareholders of record at March 24, 1998. Baylake paid a special dividend of $.25 per share cash dividend in December 1997.

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

Effective April 1, 1997, Baylake suspended its dividend reinvestment plan as a result of certain short-term compliance costs. As a result, shareholders received cash dividends for the remainder of 1997. Effective with the March 15, 1998 dividend payment Baylake reinstated the dividend reinvestment plan, consequently, shareholders in the dividend reinvestment plan who so elected were able to purchase shares or partial shares of stock in lieu of receiving cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA



                                                                       Year ended December 31
                                      -------------------------------------------------------------------------------------------
                                        1997                 1996                 1995                 1994                1993
                                        ----                 ----                 ----                 ----                ----

                                                              (In thousands, except amounts per share)
Interest Income                       $31,577              $26,926              $24,487              $21,445              $20,468

Interest Expense                      $14,662              $12,046              $10,131              $ 7,556              $ 7,507

Net Interest                          $16,915              $14,880              $14,356              $13,889              $12,961
Income


Provision for Loan                    $ 1,115              $   400              $   250              $   260              $   304
Losses

Other Income                          $ 4,068              $ 3,451              $ 2,581              $ 2,320              $ 2,697

Other Expense                         $12,571              $11,289              $ 9,894              $ 9,689              $ 8,769

Income before                         $ 7,297              $ 6,642              $ 6,793              $ 6,260              $ 6,585
income taxes

Net income                            $ 5,270              $ 4,703              $ 4,644              $ 4,430              $ 4,662

Earnings per
share:


Basic earnings
per share                             $  2.15              $  1.92              $  1.89              $  1.81              $  1.92

Fully diluted                         $  2.14              $  1.90              $  1.88              $  1.81              $  1.92

Dividends per                            1.22                  .93                 1.14                 1.02                  .58
share (1)

Total assets                         $450,062             $395,356             $309,428             $287,107             $284,075
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

On August 31, 1994, the Registrant completed the acquisition of Kewaunee County Banc-Shares, Inc. ("KCB"), the holding company for Baylake Bank- Kewaunee ("BBK"). The Registrant acquired all of the outstanding shares of KCB in exchange for 574,756 shares of the Registrant's common stock. The acquisition was structured as a merger of KCB with a newly-formed subsidiary of the Registrant and accounted for using the pooling-of-interests method of accounting; therefore, results of prior periods have been restated.

On July 1, 1996, the Registrant consummated its acquisition of Four Seasons of Wis., Inc. ("Four Seasons"), in a cash transaction totaling $13.875 million. The acquisition was accounted for using the purchase method of accounting, therefore it would affect future operations.

Results of Operations

Net income in 1997 was $5.3 million, a 12.1% increase from the $4.70 million earned in 1996. Net income for 1996 showed a 1.3% increase over 1995 earnings. Basic operating earnings per share increased to $2.15 per share in 1997 compared with $1.92 in 1996, an increase of 12.0%. Basic operating earnings per share in 1996 showed a 1.6% increase over 1995 results of $1.89 per share. On a diluted operated earnings per share basis, the Registrant recorded $2.14 per share in 1997, compared to $1.90 and $1.88 per share in 1996 and 1995, respectively.

The presentation of basic and diluted earnings per share on the consolidated statements of income is in accordance with the Registrant's adoption of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 (SFAS 128) "Earnings per Share". Under the provisions of SFAS 128, primary and fully diluted earnings per share reporting were replaced with basic and diluted earnings per share.

Net income for 1997 includes amortization expense of goodwill related to the purchase of Four Seasons. This expense reduced after-tax net income in 1997 by $326,000 or earnings per share by $.13. Net income for 1996 reflected amortization expense of $144,000 related to the Four Seasons acquisition. Those charges in 1996 reduced after-tax earnings per share by $.06.

Net interest income for 1997 improved $2.0 million or 13.7% over 1996 levels. Net interest income for 1996 improved $524,000 or 3.7% over 1995 levels. In a relatively stable interest environment, interest income increased 17.3% while interest expense increased 21.7%.

Other income showed an increase of $617,000 or 17.9%. The primary factors increasing other income were securities gains and gains on sales of loans into the secondary market.

Non-interest expense increased $1.3 million or 11.4% over 1996 levels. Factors contributing to the increase were increased personnel expenses and occupancy expense.

For 1997, return on average assets declined to 1.29% compared with 1.34% in 1996 and 1.56% recorded in 1995. This ratio declined as a result of the various factors discussed above combined with average asset growth of 15.9% in 1997.

Return on average stockholders' equity in 1997 showed an increase at 13.14% compared to 12.39% in 1996 and a decrease compared to 13.43% in 1995. The increase in 1997 compared to 1996 occurred as a result of increased net income and the factors discussed above.

Cash dividends declared in 1997 increased 31.2% to $1.22 per share compared to $.93 in 1996. This compares to a decrease of 18.4% in 1996 dividends as compared to 1995.


Net Interest Income

Net interest income is the largest component of the Registrant's operating income (net interest income plus other non-interest income), accounting for 81.4% of 1997 total operating income, as compared to 82.0% in 1996 and 85.3% in 1995. Net interest income represents the difference between interest earned on loans, investments and other earning assets, and the interest expense associated with the deposits and borrowings that fund them. Interest fluctuations together with changes in the volume and types of earnings and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax-equivalent basis reached $17.9 million in 1997, an increase of 13.9% from $15.7 million in 1996 (and $15.0 million in 1995). The improvement in 1997 net interest income of $2.2 million was due in part to a 18.3% increase in the volume of average earning assets, offset by a 17.8% increase in average interest-bearing liabilities. The benefit from the increase in earning assets and the increase in noninterest bearing deposits were offset, in part, by an increase in interest-bearing liabilities, a decline in the yield on earning assets and an increase in the cost of interest paying liabilities. As a result, interest income increased 17.3%, while interest expense for 1997 increased 21.7%.

Average loans outstanding grew from $233.5 million in 1996 to $276.6 million in 1997, an increase of 18.5%. The increase in loan volumes also was a significant contributing factor to the increase in interest income. Average loans outstanding increased from $201.8 million in 1995 to $233.5 million in 1996, an increase of 15.7%. The mix of average loans to average total assets declined slightly from 67.6% in 1995 to 66.3% in 1996 and increased to 67.8% in 1997. The relationship of greater loan composition in the asset mix has provided a source of higher yielding assets, which has contributed to an increase in net interest income.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased 24 basis points in 1997 to 4.12% from 4.36% in 1996, as the average yield on earning assets decreased 9 basis points while the average cost paid on interest-bearing liabilities increased 15 basis over the same period. The decrease in interest rate spread followed a decline of 20 basis points in 1996 compared to a spread of 4.56% in 1995. The decrease in the Registrant's earning assets yield reflects stable loan yields, resulting from increased competition, less frequent repricing of variable rate loans due to a stable interest rate environment on average and an increased percentage of the Registrant's assets represented by loans. Increased investment interest income resulting from an increased investment portfolio combined with lower yields on the investment portfolio have contributed to the decline in interest rate spread. Yields on interest-paying liabilities increased 15 basis points as a result of two factors. First, increased competition for retail deposits and new product offerings increased yields on interest bearing deposits by 7 basis points from 4.37% to 4.44% in 1997 compared to 1996. Second, as a result of an effort intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) Bank was able to acquire additional funding, primarily from the Federal Home Loan Bank (FHLB) of Chicago. This effort increased the percentage of short-term borrowings as a percentage of interest-bearing liabilities to 8.6% in 1997 compared to 3.7% in 1996. Yields on these borrowings increased 10 basis points in 1997 adding to the rates paid on interest-bearing liabilities.

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

The net interest margin for 1997 was 4.77% compared to 4.97% in 1996. The decline in net interest margin was primarily the result of the 24 basis point decline in the interest rate spread offset by an increase in the average earning assets to average asset ratio. The impact from competition as it relates to the commercial loan portfolio had a negative affect on the change in net interest margin. The free funds ratio, or the level of non-interest-bearing funds that support earning assets, declined to 21.4% from 22.6% in 1996, which caused a reduction in net interest margin.

The net interest margin for 1996 was 4.97% as compared to 5.38% in 1995 as interest rate spread declined during that period. The decrease in 1996 occurred primarily as the result of the 20 basis point decline in the interest rate spread and a reduction in the average earning assets to average ratio. Increased competition especially as it relates to the commercial loan portfolio negatively affected net interest margin.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.6% in 1997 compared with 89.6% in 1996 and 93.4% in 1995. The ratio improved in 1997 as a result of efforts to increase interest earning assets using such sources of FHLB and increased loan demand.

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

Changes in the levels of market interest rates also affect net interest income, but are less directly under the control of the Registrant. Although a rather stable rate environment has been experienced, management believes that a gradual increase in interest rates will not adversely affect the earning capacity of the Registrant. Past experience has shown that, although the Registrant remains in a short-term negative interest rate sensitivity gap, deposits tend not to be repriced as quickly as loans in a rising rate scenario and are repriced more frequently in a falling interest rate environment. More discussion on this subject is referenced in the section titled "Interest Rate Sensitivity".

Provision for Loan Losses

Provision for loan losses in 1997 at $1,115,000 compares to a provision of $400,000 for 1996 and $250,000 for 1995. Net charge-offs in 1997 were $127,000 compared with net charge-offs of $244,000 in 1996 and $167,000 in 1995. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were .05% in 1997 compared with .10% in 1996 and .08% in 1995. The provision was increased as a result of higher average loan growth experienced compared to an allowance for loan loss levels to average loan ratios that has declined in recent years. Additionally entry into new markets has allowed management the opportunity to re-evaluate the methodology used in providing adequate provision for potential loan losses. Management's determination of the provision for loan losses is based on several factors. Factors considered include evaluation of the loan portfolio, current domestic conditions, loan volume, loan growth, loan portfolio composition, levels of non-performing loans, trends in past due loans, and the evaluation of various problem loans for loss potential. Net charge-offs to average loans remain comparatively low in spite of above average loan growth due to higher underwriting standards and improved collection efforts.

Non-Interest Income

Total non-interest income for 1997, excluding securities transactions, was $363,000 more than 1996, or a 10.6% increase. In 1996, total non-interest income was $836,000 more than 1995, or a 32.4% increase. Trust service fees, loan servicing fees, gains from sales of loans and service charges continue to be the primary components of non-interest income.

Trust fees decreased $120,000 or 19.6% in 1997 compared to 1996, primarily as a result of a reduction in trust estate business. This compared to an increase of $217,000 or 55.1% in 1996 compared to 1995, due to increased trust business and the timing of certain billable business.

Loan servicing fees increased $57,000 or 8.5% to $731,000 in 1997. $58,000 of the increase stemmed from income derived from mortgage servicing rights activity. The adoption of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 122 (SFAS 122) "Accounting for Mortgage Servicing Rights" occurred in 1996. This followed an increase of $169,000 or 33.5% in 1996 as compared to 1995 following the implementation of SFAS 122 which accounted for $134,000 of the increase. Additional income was realized as a result of a larger portfolio of commercial loan business sold on the secondary market and serviced by Registrant.

Gains on sales on loans in the secondary market increased $466,000 to $678,000 in 1997 primarily as a result of increased commercial loan business and a favorable rate environment in which to take gains. The business sold consisted of the guarantee portion of loans partially guaranteed by the Small Business Administration (SBA) and sold with servicing rights retained by Registrant.

Service charges on deposit accounts showed an improvement of $101,000 or 13.5% over 1996 results accounting for much of the improvement in fee income generated for other services to customers.

Included in 1997 other income are revenues of $116,000 stemming from the operation of Karsten Resources, Inc. This compares to revenues of $277,000 reported in 1996. The operation of Karsten Resources, Inc. was sold in the latter part of 1997 with a gain on sale of assets of $17,000 realized.

Non-Interest Expense

Non-interest expense in 1997 increased $1.3 million or 11.4% compared to 1996 results primarily as a result of increased personnel, occupancy and data processing expense. This followed a $1.4 million or 14.1% rise in 1996 as compared to 1995.

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $7.0 million in 1997, an increase of $733,000 or 11.7% as compared to 1996 results. The increase in 1997 primarily results from additional staffing increases, increased benefit costs, and normal salary increases. Salary and employee benefits expense in 1996 totaled $6.3 million, an increase of $879,000 or 16.3% over 1995 results. This increase resulted from additional staffing, a result of expansion into the Green Bay market and Waupaca County market (stemming from the Four Seasons acquisition) and normal salary increases.

Bonuses arising from the Registrant's Pay-For-Performance Program amounted to $390,000 in 1997 compared to $373,000 in 1996, an increase of 4.6%. This program is designed to reward various divisions if certain goals are met in achieving improvement in income; bonuses increased due to an increased salary base structure and certain goals on return on equity being achieved.

The Registrant's 401(k) profit sharing plan covering all employees who qualify as to age and length of service showed an increase of $46,000 or 12.2% over 1996 levels. Expenses in the same category were up $36,000 or 10.6% in 1996 compared to 1995 as the Registrant increased contributions from combination discretionary/matching plan of 5% to 10% in 1995 to meet industry standards.

The number of full-time equivalent employees increased to 190 in 1997 compared to 185 in 1996, an increase of 2.7%. Employee levels in 1996 increased to 185 from 157 in 1995, an increase of 17.8%. This increase primarily resulted from the Registrant gearing up for entry into the Green Bay market with emphasis on personnel time spent on acclimation to the Bank and its products and calling programs. As the Registrant expands to take advantage of business opportunities and the related revenues, management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to occur in future years.

Net occupancy expense for 1997 showed an increase of $298,000 or 34.3% compared to 1996. This increase followed an increase of $180,000 or 26.1% in 1996. This expense has resulted from expansion costs in the development of the Green Bay region and two new branches completed in 1997 for the Door County market area (Egg Harbor and West Side locations) resulting in additional depreciation expense, real estate tax expense, and other occupancy costs.

Equipment expense showed an increase of $5,000 or .6% compared to 1996. This followed an increase of $230,000 or 36.4% in 1996. These resulted primarily from depreciation relating to past increased capital expenditures for equipment which were made to enhance the Registrant's technological capabilities and additional equipment added as a result of the Green Bay expansion efforts.

Data processing expense in 1997 increased $88,000 or 17.0% due to moderate volume increases and technology enhancements. This followed a decrease of $11,000 or 1.6% in 1996 compared to 1995. Management estimates that data processing expense should show relatively flat increases with only adjustments related to any volume increase incurred by Registrant.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). As a result the Registrant has shown varied results. Other real estate owned expenses showed a net loss of $30,000 in 1997 as a result of a loss on sale of approximately $17,000, a result of a sale of a commercial property disposed of in 1997. Other real estate owned expenses showed net income of $188,000 in 1996 as a result of gains on sale of approximately $96,000 resulting from three commercial properties disposed of in 1996. Additionally a gain of $155,000 was recognized as a result of disposal of additional lot sales of Idlewild Valley, a former subsidiary of the Bank whose value was written off in 1988. This compares to net income of $84,000 in 1995.

Other operating expenses in 1997 were $66,000 less than in 1996 or a 2.3% decrease. Included in 1997 expenses was amortization of goodwill related to the Four Seasons acquisition of $328,000 in 1997. This compares to an increase of $221,000 or 8.6% in 1996 compared to 1995. Primarily affecting this change was amortization expense goodwill amounting to $144,000 in 1996.

Supplies expense shows a decrease of $47,000, or 13.0% 1997 as compared to 1996 primarily as a result of branch startup costs that existed in 1996. This compares to an increase of $99,000 in 1996 as related to 1995.

Payments to regulatory agencies increased $28,000 to $41,000 for 1997. These charges related to debt service assessment related to Financing Corporation
(FICO). A risk classification rating of 1A (rating assigned to well capitalized institutions) allowed Bank to experience no Federal Deposit Insurance Corporation (FDIC) assessments in 1997.

Operating costs for Karsten Resources, Inc. of $180,000 are included as part of other operating expenses for 1997. This compares to costs of $328,000 included as a part of other operating expenses for 1996.

Other items comprising other operating expense shows an increase of $114,000 or a 5.1% increase in 1997 compared to 1996. Additional marketing and advertising expense of $20,000 in 1997 account for some of this increase. These costs were primarily the result of the Bank's expansion efforts. Director fees and other related costs show an increase of $38,000 in 1997 due to additional regional boards being established in the year for purposes of keeping involvement in the communities served by Bank and allow various levels of decision-making to be made in the regions formed. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 2.08% for 1997 compared to 2.22% for 1996. Registrant continues its commitment to deliver quality service and products for its customer base.

Income Taxes

Income tax expense for the Registrant in 1997 was $2.0 million, an increase of $88,000 or 4.5% compared to 1996. This followed a decrease of $210,000 or 9.8% in 1996 compared to 1995. The higher tax expense in 1997 reflected the Registrant's increase in before tax earnings offset by an increase in tax exempt interest income. Conversely, 1996 income tax expense was lower due to an decrease in before tax earnings and a decrease in tax exempt interest income.

The Registrant's effective tax rate (income tax expense divided by income before taxes) was 27.8% in 1997 compared with 29.2% in 1996 and 31.6% in 1995. Of the 27.8% effective rate for 1997 the federal effective tax rate was 25.9% while the Wisconsin state tax effective rate was 1.9%.

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


Balance Sheet Analysis

Loans

Total loans outstanding grew to $293.4 million at December 31, 1997, a 12.5% increase from the end of 1996. This follows a 24.1% increase at December 31, 1996 over 1995 year end.

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

Commercial loans and commercial real estate loans (including construction loans) totaled $179.9 million at year end 1997 and comprised 61.2% of the loan portfolio compared with 62.2% of the portfolio at the end of 1996. Loans in these classifications grew $17.7 million or 10.9% during 1997.




The following table sets forth loan composition (net of unearned income) at December 31:



                               1997                    1996                  1995                    1994                  1993
                               ----                    ----                  ----                    ----                  ----

                         Amount     % of        Amount     % of       Amount     % of         Amount     % of        Amount    % of
                                    Total                  Total                 Total                   Total                 Total

(In thousands of
  Dollars)


Real estate-             $100,352     34%       $ 83,334     32%      $ 62,059     29%        $ 52,474     27%      $ 47,816    27%
residential

Real estate-             $ 14,760      5%         11,365      4%         6,378      3%           5,881      3%         4,511     2%
 construction

Real estate-             $117,768     40%        104,136     40%        83,177     40%          69,303     36%        64,211    36%
 commercial &
 agricultural

Commercial,              $ 47,078     16%         46,786     18%        46,094     22%          48,412     25%        47,522    26%
 financial &
 agricultural


Installment loans        $ 13,480      5%         15,233      6%        12,522      6%          16,603      9%        16,844     9%
 to individuals




Total Loans,                   $293,438                $260,854             $210,230              $192,673                $180,904
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

The Registrant's loan portfolio is diversified by types of borrowers and industry groups with the Door and Kewaunee County market areas. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions. At December 31, 1997, there existed the following industry group concentrations in the Registrant's loans which exceeded 10% of total loans:


                     Tourism related loans:


                       Lodging business         $50.3 million or 17.1%
                                                 ---------------------
                     Total tourism loans        $50.3 million or 17.1%

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

Real estate residential mortgage loans totaled $100.6 million at the end of 1997 and comprised 34.3% of the loan portfolio at the end of 1997. Loans in this category grew $17.2 million or 20.7% during 1997. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity lines, and secondary home mortgages. Loans are primarily for properties within the Door and Kewaunee County markets. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80%. Private mortgage insurance may be required when the loan to value exceeds these limits. Residential real estate loans are written normally with a one and three year balloon feature.

In 1997, Registrant offered adjustable indexed interest mortgage loans based upon market demands. At year end 1997, those loans totaled $30.1 million dollars. Adjustable indexed interest rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, plus an additional mark-up of 2.75% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

Adjustable indexed interest rate mortgage loans have an initial period, ranging from one or three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product. Annual limits on interest rate increases are 2% while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate.


The Registrant also participates in a secondary fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (FHLMC) guidelines. These loans are sold on the secondary market and the Registrant retains servicing rights. At December 31, 1997, these loans totaled $36.3 million.

Additionally in the last quarter of 1997, Registrant offered fixed rate mortgage through participation in secondary fixed rate mortgage programs under private investors. These loans are sold on the secondary market with servicing rights sold retained by buyer.

Installment loans to individuals totaled $13.5 million or 4.6% of the total loan portfolio at December 31, 1997 compared to $15.2 million or 5.9% at the end of 1996. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in Door and Kewaunee Counties. Credit risks for these types of loans is generally influenced by general economic conditions (especially in the Door and Kewaunee County market areas), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, adequate allowance for possible loan losses, and conservative non-accrual and charge-off policies.

Allowance for Possible Loan Losses

At December 31, 1997 the allowance for possible loan losses of $3.9 million represented 1.32% of total loans, up from 1.11% at December 31, 1996. Loans grew at a rate of 12.5% from December 31, 1996 to year end 1997, while the allowance grew at a higher rate. Also, net charge-offs decreased in 1997 as compared to 1996. As loans have grown, management did not believe there existed any trends indicating any undue portfolio risk.

At December 31, 1996, the allowance for possible loan losses of $2.9 million represented 1.11% of total loans compared with 1.25% at the end of 1995.

Commercial, agricultural and other loans net charge-offs represented 37.8% of the total net charge-offs as compared with 27.0% of total net charge-offs in 1996. There existed no real estate mortgage loan net charge-offs in 1997 as compared to 40.6% of the total net charge-offs in 1996. Installment loan net charge-offs in 1996 were 62.2% of the total net charge-offs as compared with 32.4% of total net charge-offs in 1996. In the commercial sector, one charge-off contributed to the increase. The remaining commercial loan charge-offs during 1997 were offset for the most part by their eventual recoveries in 1997. The majority of charge-offs in the installment loan sector occurred as a result of automobile loans. Nine charge-offs totaling $59,000 were made in 1997 with minimal recoveries occurring. Credit card loans showed net charge-offs of $19,000 in 1997 compared to net charge-offs of $30,000 in 1996. Although the Bank has experienced higher interest returns on approximately $1.3 million in credit card balances, credit card loans are inherently risky in nature. The Bank continues to work with the credit card issuer to solicit quality loan accounts based on designated criteria and actively pursue collection efforts in a more timely fashion. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

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

Management believes that the balance of the allowance for possible loan losses as of December 31, 1997 is sufficient to absorb potential loan losses.

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

Non-performing loans at December 31, 1997 were $4.7 million, the same that existed at December 31, 1996. Non-accrual loans represent $1.7 million of this total. Approximately $1.2 million of this total consists of three non-accrual commercial real estate credits which are experiencing cashflow problems. Management believes that collateral is sufficient in the event of default. Troubled debt restructured loans represent $2.9 million of non-performing loans. Approximately $1.9 million of this total consists of one commercial real estate credit which has been granted various concessions and has been experiencing cashflow problems. This credit was current at December 31, 1997. Other commercial credits totaling $646,000 represented by five customers make up the balance remaining. These credits also have experienced cashflow difficulties but are current at year end 1997. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non-performing loans to total loans at the end of 1997 was 1.6% compared to 1.8% at 1996 year end. The Registrant's allowance for possible loan losses balance was 83.3% of total non-performing loans at December 31, 1997 compared to 61.9% at year end 1996.

Potential problem loans are performing loans in which there is doubt that the borrower will be able to comply with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Registrant expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loan and recognize that a higher degree risk is associated with these nonperforming loans. At December 31, 1997, potential problem loans amounted to a total of $696,000 compared to $1.4 million at year end 1996. $180,000 of the 1997 problem loans stems from vacant commercial property which has been listed for sale. $208,000 of the problem loans stem from three commercial credits who are currently experiencing cashflow concerns. Various commercial loans totaling $62,000, mortgage loans totaling $75,000 and consumer loans totaling $171,000 make up the remaining totals. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses.

The placement of performing loans in the potential problem loan category indicated management's willingness to more closely monitor the financial condition of the borrower and collateral positions of the Registrant or will strengthen the loans with additional collateral if significant losses from credits are expected in this category.

Other real estate owned which represents property to which the Registrant has acquired through foreclosure or in satisfaction of debt, consisted of no real estate property at year end 1997. This compared to one commercial real estate property totaling $110,000 at year end 1996. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Net cost of operation of other real estate for 1997, 1996, and 1995 consists of the following:

                                    1997           1996          1995
                                   ------         ------        ------

                                        (In Thousands of Dollars)
Loss on disposition of
 properties and other costs        $  30           $ 102          $  66
Gains on disposition of
 properties and expense
 recoveries                                         (290)          (150)
                                   -----            ----          -----
Net costs (gains)                  $  30           $(188)         $ (84)



Other properties taken in as a result of foreclosure or surrender include a restaurant and hotel facility that existed as a subsidiary of Bank named Karsten Resources, Inc. This subsidiary was sold in the last quarter of 1997. Results of operation which are included in other income and other operating expense consists of 1997 other income of $99,000 and gain on sale of fixed assets of $17,000; other operating expenses of $180,000 and a net loss after tax of $42,000.





Investment Portfolio

The investment portfolio is intended to provide the Registrant with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

Investment securities are classified as held to maturity or available for sale. The Registrant has determined at year end 1997 that all of its taxable issues, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 1997 were to be classified as available for sale. In addition, Bank had determined that its non-taxable issues such as municipal issues and non-taxable local municipals were classified as available for sale. In the case of the Baylake Bank's non-taxable issues and municipal bond investments purchased prior to 1996, they were determined to be held to maturity. This determination was made because the Bank wanted to retain the municipal bond issues due to their higher after-tax yields, and local non-taxable issues due to their lessened marketability. Held to maturity securities are those securities which the Registrant has both the intent and ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. At December 31, 1997, securities held to maturity had an aggregate market value of approximately $12.4 million compared with amortized cost of $11.9 million.

Investment securities classified as available for sale are those securities which the Registrant has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Registrant has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale at December 31, 1997 and 1996 are carried at market value. Adjustments up or down to market value at December 31, 1997 and 1996 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. At December 31, 1997, securities available for sale had a market and carrying value of $103.0 million compared with amortized cost of $101.0 million. The reserve for market adjustment of securities, net of tax, and reflected in the stockholders' equity section stood at $1.3 million at December 31, 1997.

At December 31, 1997 and 1996, the Registrant's investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders' equity.

Investment securities averaged $99.6 million in 1997 compared with $83.8 million in 1996. The average balance of securities increased primarily as a result of the additional funding created from the leveraging strategy employed by the Registrant in the latter part of 1997. In 1997, taxable securities comprised approximately 67.0% of the total average investments compared to 70.0% in 1996. Tax-exempt securities on average for 1997 accounted for 33.0% of the total average investments compared to 30.0% in 1996.

Deposits

Average total deposits in 1997 were $332.7 million, an increase of 11.8% over 1996. This follows a 16.6% increase in 1996 over 1995, partially the result of the acquisition of Four Seasons.

Non-interest bearing demand deposits in 1997 averaged $41.5 million, up 11.5% from $37.2 million in 1996. This $4.3 million increase is partially attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. December 31,

1997 non-interest bearing demand deposits were $44.2 million compared with $43.1 million at year end 1996.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts (IRAs) and certificates of deposit (CDs). In 1997 interest bearing deposits averaged $291.2 million compared with $260.4 million, an increase of 11.8%. Within the category of interest bearing deposits, savings deposits (including money market accounts) increased an average of $498,000 or .6%. During the same period, time deposits (including CDs and IRAs) grew an average of $28.0 million or 20.6%. Time deposits over $100,000 increased by $14.3 million on average primarily in public fund time deposits. These were priced within the framework of Registrant's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer loan deposits and customer awareness of interest rates continues to limit the Registrant's core deposit growth in these types of deposit.

Additional emphasis will be placed on generating additional core deposits in 1998 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Registrant will also attempt to attract and retain core deposit accounts through new product offerings and customer service.

Short-Term Borrowings

Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. Average 1997 short-term borrowings were $29.5 million compared with $11.8 million during 1996. This increase of $17.7 million or 150.2% occurred as a result of higher than expected loan demand, increased investment balances and the Registrant's effort to more effectively leverage capital.

Average short-term borrowings increased $7.4 million or 167.4% in 1996 from 1995 as a result of increased loan demand and additional funding required as a result of the acquisition of Four Seasons.

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to bank customers under repurchase agreements at prevailing market rates. The balances in federal funds purchased show the most fluctuation as we saw an increase in average short-term borrowings of $11.0 million, as a result of increased lines established during 1997. During 1997 the Registrant acquired an additional funding source with the establishment of a relationship with the Federal Home Loan Bank. Borrowings with the Federal Home Loan Bank are secured by one to four family residential mortgages allowing the Registrant to use it for additional funding purposes. On average, $6.8 million was borrowed with the Federal Home Loan Bank in 1997.



Long-Term Debt

The largest component of long-term debt of $383,000 consists of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is debt used for the purchase of one of the properties in the Green Bay region for branch location.


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

Maturing investments has been a primary source of liquidity at the Bank. This changed in 1997, as the Registrant implemented a capital leveraging strategy. As part of this strategy employed by the Registrant, $50.3 million in investments were purchased in 1997. This resulted in a net cash of $18.9 million used in investing activities for 1997. At December 31, 1997, the carrying or book value of investment securities maturing within one year amounted to $21.4 million or 18.6% of the total investment securities portfolio. This compares to the 23.4% level for investment securities with one year or less maturities as of December 31, 1996. Within the investing activities of the cashflow statement, sales and maturities of investment securities during 1997 totaled $31.4 million. At the end of 1997, the investment portfolio contained $65.8 million of U.S. Treasury and federal agency backed securities, representing 57.3% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at year end 1997 amounting to $1.0 million.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in 1997 Consolidated Statements of Cash Flows, deposits provided $18.8 million in net cash inflow during 1997. The Registrant's overall average deposit base grew $35.1 million or 11.8% during 1997. Deposit growth, especially in the area of core deposits, is the most stable source of liquidity for the Bank.

Federal funds sold averaged $17,000 in 1997 compared to $943,000 in 1996. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which generally have higher yields. Being short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 1997, the Bank had no federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $81.3 million of loans maturing within one year, or 27.7% of total loans.

Within the classification of short-term borrowings at year end 1997, federal funds and securities sold under agreements to repurchase totaled $20.6 million compared with $23.8 million at the end of 1996. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Federal Home Loan Bank was also established during 1997 as another source of funds. Borrowings from Federal Home Loan Bank stood at $36.0 million at year end 1997.

The Bank's liquidity resources were sufficient in 1997 to fund the growth in loans, maintain a stable investment portfolio, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the Federal Home Loan Bank provided a sizable portion of funds provided in 1997, management expects deposit growth to be a more reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

The Registrant's (rather than of Bank's) primary sources of funds are dividends and interest, and proceeds from the issuance of equity. The Registrant manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $3.0 million in 1997 and will continue to be the Registrant's main source of long-term liquidity. The dividends from the Bank were sufficient to pay cash dividends to the Registrant's shareholders of $3.0 million in 1996.

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

                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE



                                                                   As of December 31, 1997

                                     Within         Four to            Seven to           One Year           Over
                                     Three            Six               Twelve            to Five            Five
                                     Months         Months              Months             Years            Years           Total
                                     ------         -------            --------           --------          -----           -----
(In Thousands)

Earning Assets:

  Investment Securities            $  4,283       $   5,468          $  11,649           $ 37,023        $ 61,109        $119,532
  Federal Funds Sold                      0                                                                                     0

  Loans and Leases:

     Variable Rate                   99,938             483                966             28,289              10         129,686

     Fixed Rate                      21,990          18,583             32,859             85,558           3,570         162,560
                                   --------       ---------          ---------          ---------        --------       ---------

Total Loans and Leases             $121,928       $  19,066          $ $33,825           $113,847        $  3,580        $292,246
                                   --------       ---------          ---------          ---------        --------       ---------


Total Earning Assets               $126,211       $  24,534          $  45,474           $150,870        $ 64,689        $411,778
                                   ========       =========          =========           ========        ========        ========



Interest Bearing
 Liabilities:

  NOW Accounts                     $ 40,721       $                  $                   $               $               $ 40,721

  Saving Deposits                    96,382                                                                                96,382

  Time Deposits                      45,007          40,155             45,282             34,199              14         164,657

  Borrowed Funds                     56,716               0                  0                211             105          57,032
                                   --------       ---------          ---------           --------        --------        --------
Total Interest Bearing             $238,826       $  40,155          $  45,282           $ 34,410        $    119        $358,792
                                   ========       =========          =========           ========        ========        ========
 Liabilities


Interest Sensitivity GAP          $(112,615)      $ (15,621)         $     192           $116,460        $ 64,570        $ 52,986
  (within periods)


Cumulative Interest               $(112,615)      $(128,236)         $(128,044)          $(11,584)       $ 52,986
  Sensitivity GAP


Ratio of Cumulative                  -27.35%         -31.14%            -31.10%             -2.81%          12.87%
  Interest Sensitivity GAP
  to Rate Sensitive Assets


Ratio of Rate Sensitive               52.85%          61.10%            100.42%            438.45%           ----
  Asset to Rate
  Sensitive Liabilities



Cumulative Ratio of Rate              52.85%          54.03%             60.51%             96.77%        114 .77%
  Sensitive Assets to Rate
  Sensitive Liabilities



Capital Resources

Stockholders' equity at December 31, 1997 increased $2.6 million or 6.7% to $41.9 million, compared with $39.2 million at 1996 year end. This increase includes a positive change of $707,000 to capital in 1997 due to the use of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this net change stockholders' equity would have increased $1.9 million or 5.0% for 1997 over 1996, which compares to an increase of $2.5 million or 7.0% for 1996 over 1995. With the SFAS 115 adjustment included in 1996 capital, capital increased $2.9 million or 8.2% compared to 1995 year end.

The Registrant's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. Although not used for a portion of 1997, the Registrant's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 28% of Registrant's Common Stock participate in the plan. The dividend reinvestment plan although suspended during a part of 1997 and early 1998 was reinstated for the March 1998 dividend for those shareholders who elected to participate.

Cash dividends paid in 1997 were $1.22 per share compared with $.93 in 1996, including a special dividend of $.25 paid in December 1997. The Registrant provided a 4.3% increase in normal dividends per share in 1997 over 1996 as a result of above average earnings and strong capital position.

In 1997, the Registrant's Board of Directors authorized management to repurchase up to 7,000 shares of the Registrant's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the employee stock purchase program currently being developed. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Registrant purchased 14,000 of its common shares in 1997.

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

At December 31, 1997, the most recent notification from the Federal Reserve Board categorized the corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Registrant's capital ratios as of December 31, for each of the following two years.

Registrant's Ratios:

                                                    1997          1996
                                                    ----          ----
Average stockholders' equity to average assets      9.82%        10.77%

Stockholders' equity to total assets                9.30%         9.92%

Total Stockholders' Equity                        $41,855       $39,234

Total Tier 1 Capital                               36,102        33,878

Total Tier 2 Capital                               39,983        36,770

Risk-Adjusted Assets (including off-balance       319,260       278,990
sheet items)

Tier 1 Capital to risk-weighted assets              11.31%        12.14%

Total Tier 1 and Tier 2 capital to risk-weighted    12.52%        13.18%
assets

Tier 1 leverage ratio                                8.86%         9.63%

Regulatory requirements:

Tier 1 capital to risk-weighted assets               4.00%         4.00%

Total Tier 1 and Tier 2 capital to risk-weighted     8.00%         8.00%
assets

Tier 1 leverage ratio                                4.00%         4.00%

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

Year 2000

The Registrant has begun an initial assessment of the Year 2000 issue. This issue relates to systems designed to use two digits rather than four to define the particular year. The assessment completed thus far includes an awareness, inventory of systems affected by the issue and a preliminary analysis of corrective actions to be taken.

Accounting Developments


Effective December 31, 1997, the Registrant adopted SFAS No. 128, "Earnings per Share." The statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. All reported prior period earnings per share information has been restated with SFAS No. 128.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general- purpose financial statements. The Registrant will be required to adopt this statement as of January 1, 1998. If the Registrant had adopted this statement as of January 1, 1996, comprehensive income for the years ended December 31, 1997 and 1996, would have been $6.0 million and $5.2 million, respectively.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires certain disclosures about an entity's operating segments in annual and interim financial reports. It also requires certain related disclosures about products and services, geographic areas, and major customers. The segment and other information disclosures are required for the year ended December 31, 1998. The segments that will be disclosed have not yet been determined.










Item 7 A.  Quantitative and Qualitative Disclosures About Market Risk.

The Registrant's financial performance is impacted by interest rate risk and credit risk, among other factors. Registrant does not use derivatives to mitigate its interest rate risk, or credit risk. Registrant instead puts reliance on loan review and the provision of an adequate loan loss reserve as explained in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. This risk is evaluated quarterly by the Registrant's Asset/Liability Committee (ALCO). Their responsibility involves the management of risks associated with changing interest rates, changing mix involving assets and liabilities, and the subsequent impact on earnings. The ALCO committee operates under the advisory policy guidelines on interest rate sensitivity approved the Board of Directors. The sensitivity of net interest income to market rate changes is evaluated regularly by the Registrant to determine the effectiveness of interest rate risk management.

In order to limit exposure to interest rate risk, the Registrant has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. Registrant has focused on the establishment of Adjustable rate mortgages (ARM's) in its residential lending productline; the concerted efforts made to attract and sell core deposit products through use of Registrant's branching and delivery systems and marketing efforts; and the use of other available sources of funding to provide longer term funding possibilities.

Interest rate sensitivity analysis is used to measure the Registrant's interest rate risk by computing changes in the Registrant's pretax income calculated using flat rates over a 12 month period. The resulting income is then compared to a future earnings simulation based on a +/- 100 basis point parallel rate shock. The difference in income calculated represents the Registrant's earnings sensitivity to a +/- 100 basis point parallel rate shock. The table below illustrates these amounts at December 31, 1997, which are within the limits established by the Registrant:

  HYPOTHETICAL CHANGE                       IMPACT TO 1998
  IN INTEREST RATES                         PRETAX NET INCOME

  100 basis point shock up                      (5.2%)
  100 basis point shock down                     2.5%

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from such factors as the change in spread between key market rates and the shape of the yield curve. The above results also are considered to be conservative estimates due to the fact that no management action is factored into the analysis to deal with potential income variances.

Another component of interest rate risk, fair value at risk, is determined by the Registrant through the technique of simulating the fair value of equity in changing rate environments. This involves determining the present value of all contractual asset and liability cash flows based on market rates of interest provided by independent broker quotations and other public sources. The net result of all these balance sheet items determine the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 3.0% of the market value of the Registrant as of December 31, 1997.

                            PART II - OTHER INFORMATION

ITEM 8.  Other Information

Bank has received approval to open two additional branches in 1998. The first branch will be opened up in the town of Ledgeview, located in the southeast portion of the Green Bay region. This facility will offer a full range of retail and deposit services and is anticipated to be completed in the early third quarter of 1998. Costs to complete facility are estimated at $950,000. The second branch will be opened up in the city of Waupaca. This facility will offer a full range of retail and deposit services and is anticipated to be completed in the late third quarter to early fourth quarter of 1998. Costs to complete facility are estimated to be $1.1 million.

Baylake Corp has reinstated the Dividend Reinvestment Plan with the quarterly dividend payment made March 16, 1998. Participating shareholders who so elected, purchased shares of Baylake Common Stock in lieu of receiving cash dividends.



ITEM 9.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's Consolidated Financial Statements and notes to related thereto are set forth on the following pages.


ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                       BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                      CONSOLIDATED FINANCIAL STATEMENTS
                                     and
                            REPORT OF INDEPENDENT
                        CERTIFIED PUBLIC ACCOUNTANTS

            For the Years Ended December 31, 1997, 1996, and 1995

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

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin


   We have audited the accompanying consolidated balance sheets of Baylake Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Madison, Wisconsin
January 22, 1998                    SMITH & GESTELAND, LLP

                       BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                         CONSOLIDATED BALANCE SHEETS
                                 December 31


                                                     1997        1996
                                                     ----        ----
                                                   (Thousands of dollars)
     ASSETS
Cash and due from banks                            $ 15,065   $ 13,853

Investment securities available for sale
   (at market)                                      102,962     87,690

Investment securities held to maturity (market
   value $12,382 and $11,869)                        11,937     11,448

Loans                                               293,438    260,854
   Less:  Allowance for loan losses                   3,881      2,893
                                                   --------    -------
      Loans, net of allowance for loan losses       289,557    257,961

Bank premises and equipment                          13,493     12,354

Federal Home Loan Bank stock (at cost)                4,633

Accrued interest receivable                           3,267      2,883

Income taxes receivable                                 191        220

Deferred income taxes                                   567        705

Other assets                                          8,390      8,242
                                                    -------    -------











     Total assets                                  $450,062   $395,356
                                                   ========   ========



The accompanying notes are an integral part of the financial statements.


                                                     1997        1996
                                                     ----        ----
                                                   (Thousands of dollars)
     LIABILITIES
Domestic deposits
   Noninterest bearing                             $ 44,216   $ 43,131
   Interest bearing
     NOW                                             40,721     43,356
     Savings                                         96,382     93,465
     Time, $100,000 and over                         32,333     19,873
     Other time                                     132,324    127,340
                                                   --------   --------
     Total interest bearing                         301,760    284,034
                                                   --------   --------

     Total deposits                                 345,976    327,165

Short-term borrowings
   Federal funds purchased, repurchase agreements,
     and Federal Home Loan Bank loans                56,649     23,840
Long-term debt                                          383        422
Accrued expenses and other liabilities                4,588      4,105
Dividends payable                                       611        590
                                                   --------   --------
     Total liabilities                              408,207    356,122
                                                   --------   --------

     STOCKHOLDER EQUITY

Common stock $5 par value - authorized
   10,000,000 shares; issued 2,460,481
   shares in 1997; 2,460,481 shares in
   1996; outstanding - 2,444,537 shares in
   1997; 2,458,537 shares in 1996                    12,302     12,302
Additional paid-in capital                            6,038      6,038
Retained earnings                                    22,618     20,339
Treasury stock                                         (414)       (49)
Net unrealized gain (loss) on securities available
   for sale, net of tax of $702 in 1997 and $309
   in 1996                                            1,311        604
                                                   --------   --------

     Total stockholder equity                        41,855     39,234
                                                   --------   --------

     Total liabilities and stockholder equity      $450,062   $395,356
                                                   ========   ========

                       BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                      CONSOLIDATED STATEMENTS OF INCOME
                       For the Years Ended December 31


                                                 1997       1996      1995
                                                 ----       ----      ----
                                                    (Amounts in thousands
                                                    except per share data)
Interest income
   Interest and fees on loans                   $25,496   $21,367   $19,661
   Interest on investment securities
     Taxable                                      4,258     3,950     3,298
     Exempt from federal income taxes             1,818     1,550     1,247
   Other interest income                              5        59       281
                                                -------   -------   -------
     Total interest income                       31,577    26,926    24,487
                                                -------   -------   -------
Interest expense
   Interest on deposits                          12,941    11,370     9,840
   Interest on short-term borrowings              1,689       639       250
   Interest on long-term debt                        32        37        41
                                                -------   -------   -------
     Total interest expense                      14,662    12,046    10,131
                                                -------   -------   -------
     Net interest income                         16,915    14,880    14,356
Provision for loan losses                         1,115       400       250
                                                -------   -------   -------
     Net interest income after provision
       for loan losses                           15,800    14,480    14,106
                                                -------   -------   -------
Other income
   Fees from fiduciary activities                   491       611       394
   Fees from loan servicing                         731       674       505
   Fees for other services to customers           1,343     1,237     1,041
   Gains from sales of loans                        678       212        26
   Securities gains, net                            292        38         4
   Other income                                     533       679       611
                                                -------   -------   -------
     Total other income                           4,068     3,451     2,581
                                                -------   -------   -------
Other expenses
   Salaries and employee benefits                 7,003     6,270     5,391
   Occupancy expense                              1,168       870       690
   Equipment expense                                867       862       632
   Data processing and courier                      642       548       514
   Operation of other real estate                    30      (188)      (84)
   Other operating expenses                       2,861     2,927     2,751
                                                -------   -------   -------
     Total other expenses                        12,571    11,289     9,894
                                                -------   -------   -------
     Income before income taxes                   7,297     6,642     6,793
Income tax expense                                2,027     1,939     2,149
                                                -------   -------   -------
     NET INCOME                                 $ 5,270   $ 4,703   $ 4,644
                                                =======   =======   =======
Basic earnings per common share                  $2.15     $1.92     $1.89
Diluted earnings per common share                $2.14     $1.90     $1.88


The accompanying notes are an integral part of the financial statements.

                       BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                       For the Years Ended December 31



                                                                  Net
                                                              Unrealized
                                                             Gain (Loss)
                             Common Stock      Additional   on Securities
                            --------------      Paid-in       Available      Retained    Treasury
                           Shares   Amount       Capital      for Sale       Earnings     Stock
                           ------   ------     ----------   -------------    --------    --------
    1995                              (Amounts in thousands except for shares)
    ----

Balance -
  January 1, 1995        2,454,081  $ 12,270    $5,941        $ (1,995)    $ 16,072       $ (49)

Net income for the
  year                                                                        4,644
Sale of stock                  800         4         7
Tax benefit from
  exercise of
  stock options                                      6
Cash dividends
  declared                                                                   (2,796)
Net changes in
  unrealized
  gain (loss) on
  securities
  available for
  sale, net of
  $1,318 deferred
  taxes                                                          2,171
                         ---------   -------    ------         -------      -------       -----
Balance -
  December 31, 1995      2,454,881    12,274     5,954             176       17,920         (49)

     1996
     ----

Net income for the
  year                                                                        4,703
Sale of stock                5,600        28        50
Tax benefit from
  exercise of
  stock options                                     34
Cash dividends
  declared                                                                   (2,284)
Net changes in
  unrealized
  gain on
  securities
  available for
  sale, net of
  $232 deferred
  taxes                                                            428
                         ---------  --------    ------         -------      -------       -----
Balance forward -
  December 31,
  1996                   2,460,481  $ 12,302    $6,038         $   604      $20,339       $ (49)
                         ---------  --------    ------         -------      -------       -----


 The accompanying notes are an integral part of the financial statements.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                                 (Continued)
                       For the Years Ended December 31


                                                                  Net
                                                              Unrealized
                                                             Gain (Loss)
                             Common Stock      Additional   on Securities
                            --------------      Paid-in       Available      Retained    Treasury
                           Shares   Amount       Capital      for Sale       Earnings     Stock
                           ------   ------     ----------   -------------    --------    --------
                                      (Amounts in thousands except for shares)
Balance forwarded -
  December 31,
  1996                  2,460,481   $12,302      $ 6,038       $    604        $20,339    $  (49)

     1997
     ----
Net income for the
  year                                                                           5,270
Treasury stock
  acquired                                                                                  (365)
Cash dividends
  declared                                                                      (2,991)
Net changes in
  unrealized gain
  on securities
  available for
  sale, net of
  $393 deferred
  taxes                                                             707
                        ---------   -------      -------       --------        -------    ------

                        2,460,481   $12,302      $ 6,038       $  1,311        $22,618    $ (414)
                                    =======      =======       ========        =======    ======
   Less treasury
     stock                 15,944
                        ---------

                        2,444,537
                        =========


                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the Years Ended December 31



                                                     1997       1996      1995
                                                     ----       ----      ----
                                                    (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received from:
     Loans                                         $25,200   $ 21,253   $ 19,239
     Investments                                     5,866      5,456      4,961
   Fees and service charges                          3,424      3,323      2,505
   Interest paid to depositors                     (12,616)   (11,473)    (9,468)
   Interest paid to others                          (1,558)      (676)      (250)
   Cash paid to suppliers and employees            (11,461)   (10,278)    (9,118)
   Income taxes paid                                (2,254)    (2,013)    (2,091)
                                                   -------    -------   --------

      Net cash provided by operating activities      6,601      5,592      5,778
                                                   -------     ------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                 8,928      4,214      5,876
   Proceeds from sale of other assets                                         85
   Principal payments received on investments       22,460     19,155     12,426
   Purchase of investments                         (50,299)   (15,158)   (18,846)
   Proceeds from sale of other real estate owned        93        954        415
   Loans made to customers in excess of
     principal collected                           (32,146)   (39,237)   (18,248)
   Capital expenditures                             (2,673)    (3,953)    (2,401)
   Purchase of annuity                                           (114)
   Cash paid for acquisition net of cash and
     federal funds sold acquired                                 (890)
   Investment in service center                                             (196)
                                                  --------   --------   --------
     Net cash used in investing activities         (53,637)   (35,029)   (20,889)
                                                  --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits,
     NOW accounts, and savings accounts              2,213      9,647        (63)
   Net increase (decrease) in short-term
     borrowings                                     32,810     22,313     (2,622)
   Net increase in time deposits                    16,599      3,676     19,926
   Payments on long-term debt                          (39)       (53)
   Proceeds from issuance of stock                                 78         11
   Stock reacquired                                   (365)
   Dividends paid                                   (2,970)    (2,258)    (2,770)
                                                   -------   --------   --------
     Net cash provided by financing activities      48,248     33,403     14,482
                                                   -------   --------   --------
     Net increase (decrease) in cash and
       due from banks                                1,212      3,966       (629)

Cash and due from banks, beginning                  13,853      9,887     10,516
                                                   -------   --------   --------

Cash and due from banks, ending                    $15,065   $ 13,853   $  9,887
                                                   =======   ========   ========


    The accompanying notes are an integral part of the financial statements.

                                                      1997      1996       1995
                                                      ----      ----       ----
                                                       (Thousands of dollars)
Reconciliation of net income to net cash
   provided by operating activities:
     Net income                                   $  5,270   $  4,703    $ 4,644
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization               1,293        957        560
         Provision for losses on loans and
           real estate owned                         1,115        400        250
         Amortization of premium on investments        190        283        268
         Accretion of discount on investments         (281)      (242)      (178)
         Cash surrender value increase                 (87)       (63)        (8)
         Gain on sale of investment
           securities                                 (292)       (38)        (4)
         Gain on sale of loans and other assets       (618)      (460)      (134)
         Proceeds from sale of loans held
           for sale                                 15,808      8,023      4,801
         Originations of loans held for sale       (15,130)    (7,811)    (4,775)
         Equity in income of service center            (54)       (28)       (62)
         Deferred compensation                          24         77        115
         Deferred income taxes                        (255)       (95)        82
         Changes in assets and liabilities:
           Interest receivable                        (384)      (175)      (232)
           Prepaids and other assets                  (450)       133        (69)
           Unearned income                             (35)       (82)      (145)
           Interest payable                            487       (103)       412
           Taxes receivable                             28         21        (25)
           Other liabilities                           (28)        92        278
                                                  --------   --------    -------

     Net cash provided by operating activities    $  6,601   $  5,592    $ 5,778
                                                  ========   ========    =======

SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Loans issued to facilitate the sale of
       assets                                     $    530   $           $
     Acquisition of property in lieu of
       foreclosure                                                786        671
     Dividends reinvested in common stock                         815        701
     Land acquired on land contract                                          475

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

         Baylake Bank owns a 49% interest in United Financial Services, Inc., a data processing service. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income
         (loss) is included in other revenue. Amounts paid to United Financial Services, Inc. for data processing services for the banks were $599,000, $531,000, and $464,000 in 1997, 1996, and 1954, respectively.
         At December 31, 1997 and 1996, Baylake Bank had loans of $696,000 and $424,000, respectively, to United Financial Services, Inc.

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

         For comparability, certain 1996 and 1995 amounts have been reclassified to confirm with classification adopted in 1997.

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

         Loans are stated at face value, net of deferred loan origination fees (net of costs) and the allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding or an amortized method.

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

         The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collectibility is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income.

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

         The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. In 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, companies may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB No. 25. The company has elected to continue to apply the provisions of APB No. 25 with the disclosure requirements of SFAS No. 123 in Note 17.

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

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES (continued)

         Effective January 1, 1997, the company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 requires that after a transfer of financial assets, an entity must recognize the financial and servicing assets controlled and liabilities incurred and derecognize financial assets and liabilities in which control is surrendered or when debt is extinguished. The impact on the company's consolidated financial position and results of operations was not material.

         In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No.
         125." SFAS No. 127 deferred the effective date of SFAS No. 125 related to transfers of financial assets occurring after December 31, 1997, specifically, such transfers involving repurchase agreements, securities lending, and similar transactions. The company will adopt SFAS No. 127 as required. The adoption of SFAS No. 127 is not expected to have a material impact on the company's consolidated statement of position or results of operations.

         Effective December 31, 1997, the company adopted SFAS No. 128, "Earnings Per Share." The statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. All reported prior period earnings per share information has been restated in accordance with SFAS No. 128.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. The company will be required to adopt this statement as of January 1, 1998. If the company had adopted this statement as of January 1, 1996, comprehensive income for the years ended December 31, 1997 and 1996, would have been $5,977,000 and $5,165,000, respectively.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires certain disclosures about an entity's operating segments in annual and interim financial reports. It also requires certain related disclosures about products and services, geographic areas, and major customers. The segment and other information disclosures are required for the year ended December 31, 1998. The segments that will be disclosed have not yet been determined.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

         The subsidiary banks are required to maintain average reserve balances by the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1997, was approximately $3,797,000.


NOTE 3 - INVESTMENT SECURITIES

         The amortized cost and estimated market values of investments are as follows:



                                                 December 31, 1997
                                ------------------------------------------------
                                               Gross         Gross     Estimated
                                Amortized    Unrealized   Unrealized     Market
                                  Cost         Gains        Losses       Value
                                --------     ---------    ----------   ---------
                                                (Thousands of dollars)

         Available For Sale
         ------------------

         U.S. Treasury and
           other U.S.
           government agencies  $ 30,604       $  850         $ 1       $ 31,453
         Obligations of states
           and political
           subdivisions           32,250          965           1         33,214
         Mortgage-backed
           securities             34,137          289          89         34,337
         Other                     3,958                                   3,958
                                --------       ------         ---       --------

                                $100,949       $2,104         $91       $102,962
                                ========       ======         ===       ========

         Held to Maturity
         ----------------

         Obligations of
           states and
           political
           subdivisions         $ 11,937       $  445         $         $ 12,382
                                --------       ------         ---       --------

                                $ 11,937       $  445         $         $ 12,382
                                ========       ======         ===       ========



                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES (continued)



                                                December 31, 1996
                               -------------------------------------------------
                                               Gross         Gross     Estimated
                                Amortized    Unrealized   Unrealized     Market
                                  Cost         Gains        Losses       Value
                                --------     ---------    ----------   ---------
                                                (Thousands of dollars)
         Available For Sale
         ------------------

         U.S. Treasury and
           other U.S.
           government agencies   $38,151        $  800        $   27    $ 38,924
         Obligations of states
           and political
           subdivisions           16,788           279            96      16,971
         Mortgage-backed
           securities             31,469           189           232      31,426
         Other                       369                                     369
                                 -------        ------         -----     -------

                                 $86,777        $1,268        $  355     $87,690
                                 =======        ======        ======     =======
         Held to Maturity
         ----------------

         Obligations of states
           and political
           subdivisions          $10,511        $  421        $         $ 10,932
         Other                       937                                     937
                                 -------        ------        ------     -------

                                 $11,448        $  421        $         $ 11,869
                                 =======        ======        ======    ========

         Results of sales of securities were as follows:

                               Held for
                             Investment                 Available for Sale
                             ----------        -------------------------------
                                1995           1997           1996        1995
                             ----------        ----           ----        ----
                                              (Thousands of dollars)
         Proceeds             $ 504          $8,928         $4,214      $5,878
         Realized gains           4             307             40          34
         Realized losses                         15              2          34


         A security that had been designated as held to maturity, having an amortized cost basis of $500,000, was called by the issuer in 1995 with a call premium being received.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES (continued)

         The amortized cost and estimated market value of investments at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                   Available for Sale       Held to Maturity
                                   ------------------       ----------------
                                            Estimated                   Estimated
                                  Amortized    Market       Amortized    Market
                                    Cost        Value         Cost       Value
                                  ---------   ---------     --------   ---------
                                               (Thousands of dollars)
         Due in one year or less  $ 11,581     $ 11,641      $ 2,658     $ 2,708
         Due after one year
           through five years       18,028       18,426        6,597       6,836
         Due after five years
           through ten years        13,150       13,605        1,135       1,222
         Due after ten years        24,053       24,953        1,547       1,616
                                  --------     --------      -------     -------
                                    66,812       68,625       11,937      12,382
          Mortgage-backed
            securities              34,137       34,337
                                  --------     --------      -------     -------
                                  $100,949     $102,962      $11,937     $12,382
                                  ========     ========      =======     =======

         Securities pledged to secure public and trust deposits and borrowed funds had a carrying value of $8,181,000 at December 31, 1997, and a carrying value of $7,447,000 at December 31, 1996.


NOTE 4 - LOANS

         Major classifications of loans are as follows:



                                                 December 31,       December 31,
                                                     1997               1996
                                                  ----------        ------------
                                                        (Thousands of dollars)
         Commercial, financial, and agricultural   $165,181        $151,291
         Real estate - construction                  14,760          11,365
         Real estate - mortgage                     100,555          83,538
         Installment                                 13,480          15,233
                                                   --------        --------
                                                    293,976         261,427
           Less:  Deferred loan origination fees,
                    net of costs                       (538)           (573)
                                                   --------        --------
              Net loans                            $293,438        $260,854
                                                   ========        ========

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LOANS (continued)

         Loans having a carrying value of $65,958,000 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 1997.

         Certain directors and officers of the company and the subsidiary banks, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the subsidiaries during 1997 and 1996. Such loans were made in the ordinary course of business at normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The aggregate dollar amount of these loans was $8,471,000 and $7,612,000 at December 31, 1997 and 1996, respectively. During 1997, $9,044,000 of new loans were made and repayments totalled $8,088,000.

         Loans on which the accrual of interest has been discontinued or reduced amounted to $1,720,000 and $3,677,000 at December 31, 1997 and 1996,
         respectively. If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $202,000 and $472,000 for 1997 and 1996, respectively. Interest income which has been recorded amounted to $180,000 and $154,000 for 1997 and 1996, respectively, for these nonaccrual loans.

         Changes in the allowance for loan losses were as follows:


                                                 1997     1996     1995
                                                 ----     ----     ----
                                                 (Thousands of dollars)
         Balance at beginning of year           $2,893   $2,617  $2,534
         Allowance related to assets acquired               120
         Provision charged to operations         1,115      400     250
         Recoveries                                194       42      41
         Loans charged off                        (321)    (286)   (208)
                                                -------  ------- ------

         Balance at end of year                 $3,881   $2,893  $2,617
                                                ======   ======  ======

         The provision for credit losses charged to expense is based upon the bank's credit loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (continued)

         The following is a summary of activity in investment in loans that have declined in value and related interest income and allowance for credit losses accounts:



                                                     1997     1996
                                                     ----     ----
                                                 (Thousands of Dollars)
         Impaired loans at December 31               $8,582   $5,136

         Impaired loans at December 31 allowed for   $2,760   $1,389

         Average impaired loans during the period    $3,119   $2,589

         Interest income recognized while loans
           impaired                                  $  350   $  118

        Interest income using a cash-basis method    $  358   $  141

        Allowance as of January 1                    $  259   $  239
        Additions during the year                       255      194
        Recoveries of amounts previously allowed
          for                                          (256)    (174)
                                                     ------   ------

         Balance at December 31                      $  258   $  259
                                                     ======   ======


NOTE 5 - BANK PREMISES AND EQUIPMENT


                                         1997          1996         1995
                                         ----          ----         ----
                                              (Thousands of dollars)
         Land                            $ 2,339     $ 2,004     $ 2,163
         Buildings and improvements       11,484      10,158       6,968
         Equipment                         5,825       6,302       4,925
                                         -------     -------     -------
                                          19,648      18,464      14,056
         Less accumulated depreciation     6,155       6,110       5,404
                                         -------     -------     -------

                                         $13,493     $12,354     $ 8,652
                                         =======     =======     =======

         Depreciation expense            $   961     $   807     $   553
                                         =======     =======     =======

                        BAYLAKE CORP. AND SUBSIDIARIES

                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - OTHER REAL ESTATE

         Other real estate ($229,000 in 1997, $339,000 in 1996, and $378,000 in
         1995, net of an allowance for other real estate losses of $229,000 in 1997, $229,000 in 1996, and $378,000 in 1995) is included in other assets.

         Net cost of operation of other real estate is summarized below:



                                                 1997     1996     1995
                                                 ----     ----     ----
                                                 (Thousands of dollars)
         Loss on disposition of properties
           and other costs                       $ 30    $ 102    $  66
         Gain on disposition of properties
           and expense recoveries                         (290)    (150)
                                                 ----    -----    -----

              Net (gains) losses                 $ 30    $(188)   $ (84)
                                                 ====    =====    =====


         Changes in the allowance for losses on other real estate were as follows:

                                                  1997     1996     1995
                                                  ----     ----     ----
                                                  (Thousands of dollars)
         Balance at beginning of year            $229     $ 378    $ 392

         Amounts related to properties disposed            (149)     (14)
                                                 ----     -----    -----

         Balance at end of year                  $229     $ 229    $ 378
                                                 ====     =====    =====


NOTE 7 - SHORT-TERM BORROWINGS

         Short-term borrowings consisted of the following at December 31:


                                                 1997     1996     1995
                                                 ----     ----     ----
                                                 (Thousands of dollars)
         Federal funds purchased              $18,373  $21,975     $774
         Federal Home Loan Bank loan           36,000
         Securities sold under agreements
           to repurchase                        2,276    1,865      754
                                               -------   ------  ------

                                              $56,649  $23,840   $1,528
                                              =======  =======   ======


                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SHORT-TERM BORROWINGS (continued)

         The average outstanding balance of total short-term borrowings amounted to $29,500,000 in 1997 and $11,791,000 in 1996. The weighted-average interest rate on these borrowings was 5.7% for 1997 and 5.4% for 1996. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.

         The maximum amount outstanding at any month end was $56,649,000 during 1997 and $32,288,000 during 1996.


NOTE 8 - LONG-TERM DEBT

         Long-term debt consists of the following at December 31,


                                                     1997       1996
                                                     ----       ----
            Land contract requiring annual
              principal payments of $53,000
              plus interest calculated at
              prime + 1/4%                           $369       $422
            Other                                      14
                                                     ----       ----

                                                     $383       $422
                                                     ====       ====

NOTE 9 - DIVIDENDS AND CAPITAL RESTRICTIONS

         Cash dividends per share to outside shareholders were $1.22, $.93, and $1.14 in 1997, 1996, and 1995, respectively.

         As of December 31, 1997, undistributed earnings of the subsidiaries, included in consolidated retained earnings, available for distribution to the company as dividends without prior approval of regulatory authorities was $9,921,000.

                        BAYLAKE CORP. AND SUBSIDIARIES

                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - DIVIDENDS AND CAPITAL RESTRICTIONS (continued)

          Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

          At December 31, 1997, the most recent notification from the Federal Reserve Board categorized the corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the corporation's category.

          To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

          The corporation's risk-based capital and leverage ratios are as follows (amounts in thousands):



                                          Risk-Based Capital Ratios
                                    -------------------------------------
                                   December 31, 1997    December 31, 1996
                                    -----------------   -----------------
                                    Amount    Ratio     Amount    Ratio
                                    ------    -----     ------    -----
          Tier 1 capital
            Baylake Corp.           $36,102   11.3%     $33,878    12.1%

            Minimum requirement      12,770    4.0%      11,160     4.0%

          Total capital
            Baylake Corp.            39,983   12.5%      36,770    13.2%

            Minimum requirement      25,541    8.0%      22,319     8.0%


                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - DIVIDENDS AND CAPITAL RESTRICTIONS (continued)



                                               Leverage Ratios
                                    -------------------------------------
                                    December 31, 1997   December 31, 1996
                                    -----------------   -----------------
                                    Amount    Ratio     Amount    Ratio
                                    ------    -----     ------    -----
          Tier 1 capital
            to average
            total assets
              Baylake Corp.         $36,102    8.9%     $33,878     9.6%

              Minimum requirement    16,301    4.0%      14,066     4.0%



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


                                                       Contract or
                                                      Notional Amount
                                                    -------------------
                                                      1997       1996
                                                    --------   --------
                                                   (Thousands of dollars)
          Financial instruments whose contract
            amounts represent credit risk:
              Commitments to extend credit            $82,121   $52,516
              Standby letters of credit and
                financial guarantees written            1,610       744


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


                                            1996               1995
                                        -----------         ----------
                                         (Thousands of dollars except
                                          earnings per common share)
             Total revenue                $32,400             $30,444
             Net interest income           15,550              15,774
             Net income                     4,449               4,690
             Earnings per common share      $1.81               $1.91
             Earnings per common share
               without effect of goodwill   $1.93               $2.04



NOTE 12 - PENSION PLAN

          The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans for 1997, 1996, and 1995, totaled $423,000, $377,000, and $341,000, respectively.

          Certain officers and directors of the company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $142,000 in 1997, $136,000 in 1996, and $193,000 in 1995.

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

          Provision for income taxes:



                                          1997        1996       1995
                                        -------      ------      ------
                                              (Thousands of dollars)
          Taxes currently payable
            Federal                      $2,076      $1,798      $1,753
            State                           169         238         313
                                         ------      ------      ------
                                          2,245       2,036       2,066
                                         ------      ------      ------
          Deferred income taxes
            Federal                        (188)        (84)         71
            State                           (30)        (13)         12
                                         ------      ------      ------
                                           (218)        (97)         83
                                         ------      ------      ------
               Total expense             $2,027      $1,939      $2,149
                                         ======      ======      ======


          Income tax expense associated with realized securities gains was $115,000, $15,000, $2,000 for 1997, 1996, and 1995, respectively.

          Provisions for deferred income taxes:


                                          1997        1996       1995
                                        --------    ---------  --------
                                             (Thousands of dollars)
          Nonaccrual loans                $  83       $(174)      $ (7)
          Deferred loan origination
            fees                             11          38         57
          Depreciation                       11          36         48
          Provision for loan and other
            real estate losses             (391)        (45)       (33)
          Mortgage loan servicing           (38)          3        (10)
          Provision for deferred
            compensation                    (12)        (19)        64
          Assets acquired in merger          92          35
          Other                              26          29        (36)
                                          -----       -----       ----

                                          $(218)      $ (97)      $ 83
                                          =====       =====       ====

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAX EXPENSE (continued)

          The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:


                                          1997         1996      1995
                                         ------      -------    ------
                                             (Thousands of dollars)
          Income tax based on
            statutory rate               $2,481       $2,258    $2,310
          Environmental tax                                          5
          State income taxes net of
            federal tax benefit              92          144       214
                                         ------       ------    ------
                                          2,573        2,402     2,529

          Effect of tax-exempt interest
            income                         (536)        (466)     (345)
          Other                             (10)           3       (35)
                                         ------       ------    ------

               Provision based on
                 effective tax rates     $2,027       $1,939    $2,149
                                         ======       ======    ======


                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAX EXPENSE (continued)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing tax benefits of a portion of loan loss and mortgage servicing differences. The following is a summary of the significant components of the company's deferred tax assets and liabilities as of December 31, 1997 and 1996:



                                                      1997      1996
                                                      ----      ----
                                                   (Thousands of dollars)
          Deferred tax assets
            Allowance for loan losses                $1,076    $  685
            Deferred loan origination fees              209       220
            Deferred compensation                       606       594
            Mortgage loan servicing                     461       422
            Nonaccrual loans                            137       220
            Accrued vacation pay                         57        58
            Stock option accrued compensation            18        13
            Investments acquired in merger              180       272
                                                     ------    ------
                 Gross deferred tax assets            2,744     2,484

            Valuation allowance for deferred
              tax assets                               (550)     (550)
                                                     ------    ------

                 Net deferred tax assets              2,194     1,934
                                                     ------    ------

            Deferred tax liabilities
              Depreciation                              864       853
              Market value adjustment on securities
                available for sale                      702       309
              Other                                      61        67
                                                     ------    ------

                 Total deferred tax liabilities       1,627     1,229
                                                     ------    ------

                 Net deferred asset                  $  567    $  705
                                                     ======    ======

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - EARNINGS AND DIVIDENDS PER SHARE

          Earnings and dividends per share are based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:



                                        1997        1996        1995
                                     ---------   ---------   ---------
          Basic weighted average
            number of common shares
            outstanding              2,452,688   2,457,925   2,452,687

          Additional common
            dilutive stock
            option shares               25,200      63,200      66,800
                                     ---------   ---------   ---------

          Diluted weighted average
            number of common
            shares outstanding       2,477,888   2,521,125   2,519,487
                                     =========   =========   =========

          Additional common stock
            option shares that have
            not been included due
            to their antidilutive
            effect                     150,000      72,000      36,000


          There is no difference between basic and diluted income available to common stockholders.

          See Note 17 for information on additional stock options issued subsequent to year end. These shares would not have changed materially the calculation of the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before December 31, 1997.


NOTE 15 - OTHER INCOME

          Other income is comprised of no amounts which are individually greater than 1% of total interest income and total other income.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - OTHER OPERATING EXPENSES


                                                1997     1996     1995
                                                ----     ----     ----
                                                 (Thousands of dollars)
          FDIC assessment                      $    41   $   13    $  292
          Supplies and printing                    324      387       288
          Other (individually, less than 1%
            of total income and total other
            income)                              2,496    2,527     2,171
                                               -------   ------    ------

                                               $ 2,861   $2,927    $2,751
                                               =======   ======    ======


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

          Activity in the plan is summarized as follows:


                                                                Weighted
                                                                 Average
                                     Number     Option Price    Exercise
                                    of Shares     Per Share       Price
                                    ---------   ------------    --------
          Shares under option at
            December 31, 1994         67,600   $14.00 - 28.50    $21.72
          Options granted             36,000            34.50     34.50
          Options exercised             (800)           14.00     14.00
                                    --------   --------------    ------
          Shares under option at
            December 31, 1995        102,800    14.00 - 34.50     26.26
          Options granted             38,000            26.75     26.75
          Options exercised           (5,600)           14.00     14.00
                                    --------   --------------    ------
          Shares option at
            December 31, 1996        135,200    14.00 - 34.50     26.90
          Options granted             40,000            26.87     26.87
                                    --------   --------------    ------
          Shares under option at
            December 31, 1997       $175,200   $14.00 - 34.50    $26.90
                                    ========   ==============    ======


          In January 1998, options to purchase an additional 42,000 shares were granted. The exercise price was established at 100% of the fair market value of the stock on the date of grant, or $28.75 per share.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTION PLAN (continued)

          The options outstanding at December 31, 1997 were:




                                                                        Weighted
                                                Weighted-Average        Average
                       Number of Shares           Exercise Price        Remaining
           Price   -----------------------  -----------------------     Life
           Range   Outstanding  Exercisable  Outstanding  Exercisable  (In Years)
           -----   -----------  -----------  -----------  -----------   ---------
           $14.00     25,200       18,400       $14.00        $14.00       5.3
            26.75     38,000        7,600        26.75         26.75       8.0
            26.87     40,000                     26.87                     9.0
            28.50     36,000       21,600        28.50         28.50       6.0
            34.50     36,000       14,400        34.50         34.50       7.0
                     -------       ------       ------        ------       ---

                     175,200       62,000       $26.90        $25.38       7.2
                     =======       ======       ======        ======       ===

          Options exercisable at December 31, 1996 and 1995 were 33,200 17,600, respectively. The weighted average exercise price for options exercisable at December 31, 1996 and 1995 was $24.73 and $19.93, respectively.

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

          Had compensation cost for the company's options granted after January 1, 1995, been determined according to SFAS 123, the company's net income and earnings per share would have been reduced to the following proforma amounts:



                                              1997       1996       1995
                                             ------     ------     ------
                                               (Thousands of Dollars)
          Net income
            As reported                       $5,270     $4,703   $4,644
            Proforma                           5,140      4,631    4,604

          Basic earnings per common share
            As reported                        2.15       1.92     1.89
            Proforma                           2.10       1.88     1.88

          Diluted earnings per common share
            As reported                        2.14       1.90     1.88
            Proforma                           2.09       1.88     1.86


          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing method. The resulting compensation cost was amortized over the vesting period.

          The grant date fair values and assumptions used to determine such values are as follows:


                                              1997      1996      1995
                                             ------    ------    ------
          Weighted average grant date fair
            value                             $7.34     $4.35     $5.61
          Assumptions:
            Risk-free interest rates           5.60%     6.20%     6.04%
            Expected volatility               19.84%     9.16%     7.31%
            Expected term (in years)           8.00      8.00      8.00
            Expected dividend yield            3.42%     3.59%     3.59%


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

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
            (continued)

          C. LOANS

             The carrying amount (total outstandings excluding unearned income and reserve for loan losses) and estimated fair value of loans outstanding at December 31, 1997, are $293,438,000 and $293,120,000
             and for December 31, 1996, are $260,854,000 and $260,013,000. In
             order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made so as to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions.

          D. DEPOSITS

             The carrying amount and estimated fair value of deposits outstanding at December 31, 1997, are $345,976,000 and $345,989,000, and for December 31, 1996, are $327,165,000 and
             $325,628,000. Under SFAS 107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the company receives from the low-cost, long-term funding they provide. These benefits are significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of similar remaining maturities. Because of the repricing characteristics and the competitive nature of the company's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

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


NOTE 19 - COMMITMENTS

          In December 1997, the board of directors authorized the repurchase of 7,000 shares of stock in early 1998 to be used for the dividend reinvestment plan. The authorized purchase price is $29.25 per share.

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                                BAYLAKE CORP.
                            (Parent Company Only)
                           CONDENSED BALANCE SHEETS
                                 December 31


                                                      1997       1996
                                                      ----       ----
                                                   (Thousands of dollars)
                  ASSETS

          Cash in bank                              $    38    $   406
          Dividend receivable                           811        590
          Receivable from subsidiary                     10         34
          Investment in subsidiaries                 41,607     38,797
                                                    -------    -------

               Total assets                         $42,466    $39,827
                                                    =======    =======

                  LIABILITIES AND STOCKHOLDER
                     EQUITY

          Liabilities
            Dividends payable                       $   611    $   590
            Accrued expenses                                         3
                                                    -------    -------

               Total liabilities                        611        593

          Stockholder equity                         41,855     39,234
                                                    -------    -------

               Total liabilities and
                  stockholder equity                $42,466    $39,827
                                                    =======    =======

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
             (continued)

                                BAYLAKE CORP.
                            (Parent Company Only)
                        CONDENSED STATEMENTS OF INCOME
                       For the Years Ended December 31



                                            1997      1995      1994
                                           ------    -------   ------
                                                (Thousands of dollars)
          Income
            Dividends from subsidiaries    $3,191    $14,284   $2,923
            Interest income                     9         47       85
                                           ------    -------   ------

               Total income                 3,200     14,331    3,008
                                           ------    -------   ------

          Expenses
            Other                              45         40       34
            Income taxes (benefit)            (12)         2       18
                                           ------    -------   ------

               Total expenses                  33         42       52
                                           ------    -------   ------

               Income before equity in
                 undistributed net
                 income of subsidiaries     3,167     14,289    2,956

         Equity in undistributed net
           income of subsidiaries           2,103     (9,586)   1,688
                                           ------    -------   ------

              NET INCOME                   $5,270    $ 4,703   $4,644
                                           ======    =======   ======

                        BAYLAKE CORP. AND SUBSIDIARIES
                           Sturgeon Bay, Wisconsin

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
            (continued)
                                BAYLAKE CORP.
                            (Parent Company Only)
                      CONDENSED STATEMENT OF CASH FLOWS
                       For the Years Ended December 31



                                                  1997      1996         1995
                                                  ----      ----         ----

                                                      (Thousands of dollars)
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Cash paid to suppliers                 $   (48)   $    (40)   $   (34)
         Interest received                            9          47         85
         Dividends received                       2,970      13,694      3,462
         Income taxes paid                           36         (17)         2
                                                -------    --------    -------
            Net cash provided by operating
              activities                          2,967      13,684      3,515
                                                -------    --------    -------
       CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of subsidiary                             (13,875)
                                                -------    --------    -------
            Net cash used in investing
              activities                                    (13,875)
                                                -------    --------    -------
       CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividends paid                          (2,970)     (2,258)    (2,770)
         Issuance of stock                                       84         32
         Repurchase of stock                       (365)
                                                -------    --------    -------
           Net cash used by financing
             activities                          (3,335)     (2,174)    (2,738)
                                                -------    --------    -------
           Net increase (decrease) in cash         (368)     (2,365)       777
       Cash at beginning of year                    406       2,771      1,994
                                                -------    --------    -------
       Cash at end of year                      $    38    $    406    $ 2,771
                                                =======    ========    =======
       Reconciliation of net income to net cash
         provided by operating activities:
           Net income                           $ 5,270    $  4,703    $ 4,644
           Adjustments to reconcile net
             income to net cash provided
             by operating activities:
               Undistributed earnings
                 of subsidiary                   (2,103)      9,586     (1,688)
             Change in receivable
               from subsidiary                       24                      2
             Change in dividends receivable        (221)       (590)       539
             Change in accrued expenses              (3)        (15)        18
                                                -------    --------    -------
           Net cash provided by operating
             activities                         $ 2,967    $ 13,684    $ 3,515
                                                =======    ========    =======
       SUPPLEMENTAL SCHEDULE OF
         NONCASH FINANCING ACTIVITIES:
           Dividends reinvested in common
             stock                               $         $    815    $   701



                                  PART III

The following items are incorporated by reference to the Registrant's Proxy Statement to be filed pursuant to Regulation 14A for its 1998 Annual Meeting of Shareholders (the "1998" Proxy Statement").


Item 11.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference to "Baylake Corp. - Management" and "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" under "Matters to be Considered at the Baylake Annual Meeting" in the 1998 Proxy Statement.


Item 12.          EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to "Director Fees and Benefits", "Executive Compensation", "Board of
Directors/Compensation Committee Report on Management Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" under "Matters to be Considered at the Baylake Annual Meeting" in the 1998 Proxy Statement.


Item 13.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference to "Matters to be Considered at the Baylake Annual Meeting - Ownership of Baylake Common" in the 1998 Proxy Statement.


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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  See "Table of Contents" immediately following Item 9.
  (b)  See the following "Exhibit Index".
  (c)  No reports on Form 8-K.


                                  BAYLAKE CORP.
                               (the "Registrant")

                                  EXHIBIT INDEX
                                       TO
                         1997 ANNUAL REPORT ON FORM 10-K


 Exhibit                                                                Incorporated Herein                      Filed
 Number                      Description                                   By Reference                         Herewith
 -------                     -----------                                -------------------                     --------
 2.1             Agreement and Plan of Acquisition dated
                 March 13, 1996 between the Registrant
                 and Four Seasons of Wis Corp.

 2.2             Agreement and Plan of Reorganization                      Exhibit 2.1 to Registrant's
                 dated as of February 18, 1994 among the                   Annual Report on Form 10-K for
                 Registrant, Kewaunee Acquisition Corp.                    the year ended December 31, 1993
                 ("KAC") and Kewaunee County Banc-                         ("1993 10-K")
                 Shares, Inc.  ("KCB")


 2.3             Merger Agreement dated as of March 30,                    Exhibit 2.2 to 1993 10-K
                 1994 among the Registrant, KAC and KCB

 3.1             Articles of Incorporation, as amended                     Exhibit 3.1 to 1993 10-K


 3.2             Bylaws, as amended                                        Exhibit 3.2 to 1993 10-K

10.1**           Registrant's 1993 Stock Option Plan                       Exhibit A to Registrant's Proxy
                                                                           Statement for 1993 Annual Meeting
                                                                           of Shareholders

10.2**           Registrant's Pay-for-Performance                          Description thereof under "Board
                 (bonus) Program                                           of Directors/Compensation
                                                                           Committee Report on Management
                                                                           Compensation" in Registrant's
                                                                           Proxy Statement for the 1994
                                                                           Annual Meeting of Shareholders

10.3**           Registrant's Deferred Compensation                        Exhibit 10.3 to 1993 10-K
                 Agreement with Thomas L. Herlache

10.4**           Registrant's Agreement for Early                          Exhibit 10.4 to 1993 10-K
                 Retirement with Ronald D. Berg

10.5**           Deferred Compensation and Salary                          Exhibit 10.4 to the Registrant's
                 Continuation Agreement with Richard A.                    Registration Statement on Form S-
                 Braun                                                     4, No. 33-81184

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

                        CONSENT OF SMITH & GESTELAND




        We consent to incorporation by reference in the Registration Statement No. 333-45995 on Form S-3, and in Registration Statement No. 33-43880 on Form S-3, and the Registration Statement No. 33-77498 on Form S-8 of Baylake Corp. of our report dated January 22, 1998 relating to the consolidated balance sheets of Baylake and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholder equity and cash flows for each of the years ended December 31, 1997, 1996, and 1995, which report appears in Baylake=s Annual Report on Form 10-K for the year ended December 31, 1997, and the reference to our firm under the heading AExperts@ in the Prospectus forming part of the Registration Statements.

                                                     SMITH & GESTELAND, LLP
Madison, Wisconsin                                   SMITH & GESTELAND, LLP
March 27, 1998

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BAYLAKE CORP.



                                 By:   Steven D. Jennerjohn
                                       -------------------------
                                       Steven D. Jennerjohn
                                       Treasurer

                                 Date: March 17, 1998
                                       -------------------------

                              POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Thomas L. Herlache, Steven D. Jennerjohn and Daniel F. Maggle, and each of them, his true lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission and any state securities commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.



Pursuant to the requirements of the Securities and Exchange Act of 1934, this reports has been signed by the following persons in the capacities and on these dates indicated.*




             Thomas L. Herlache                         L. George Evenson
          -------------------------                ---------------------------
             Thomas L. Herlache                    L. George Evenson, Director
   President, Chief Executive Officer and
   Director (Principal Executive Officer)


            Steven D. Jennerjohn                           Glenn Miller
          -------------------------                ---------------------------
            Steven D. Jennerjohn                      Glenn Miller, Director
                 Treasurer
(Principal Financial and Accounting Officer)


                                                           Ruth Nelson
      -----------------------------                ---------------------------
         Ronald D. Berg, Director                     Ruth Nelson, Director


             Marie Bertschinger                          William Parsons
        ----------------------------               ----------------------------
        Marie Bertschinger, Director               William C. Parsons, Director


            George Delveaux, Jr.                         Richard A. Braun
       ------------------------------              ---------------------------
       George Delveaux, Jr., Director               Richard A. Braun, Director


               John W. Bunda                              Joseph Morgan
        ---------------------------                ---------------------------
          John W. Bunda, Director                    Joseph Morgan, Director


              John D. Collins
        ---------------------------
         John D. Collins, Director





*Each of the above signatures is affixed as of March 17, 1998.