Form 10-Q
period 1998-03-31
BAYLAKE CORP
filed 1998-05-15
CIK 275119

                                      FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON,  D.C.  20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     MARCH  31, 1998
                              ------------------------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                -------------     -------------
Commission file number          0-8679
                      --------------------------

                                BAYLAKE CORP.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Wisconsin                                  39-1268055
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


217 North Fourth Ave.,  Sturgeon Bay,   WI                      54235
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                               (920)-743-5551
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                    None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----     -----
                    Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 12, 1998.

                           $5.00 Par Value Common
                              2,437,430 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX





PART I - FINANCIAL INFORMATION                      PAGE NUMBER


Item 1.

Consolidated Condensed Balance Sheet                     3
  as of March 31, 1998 and December 31, 1997

Consolidated Condensed Statement of Income               4
  Three months ended March 31, 1998
  and 1997

Consolidated Statement of Comprehensive Income
  Three months ended March 31, 1998
  and 1997.                                              5

Consolidated Statement of Cash Flows                   6 - 7
  Three months ended March 31, 1998 and 1997

Note to Consolidated Condensed Financial Statements    8 - 9

Item 2.

Managements Discussion and Analysis of Financial      10 - 17
  Condition and Results of Operations



PART II.  OTHER INFORMATION                           17 - 18

Signatures                                               19

                       PART 1 - FINANCIAL INFORMATION

                       BAYLAKE CORP. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                          (In thousands of dollars)

                                                                           MARCH 31         DECEMBER 31
                                ASSETS                                       1998              1997
                                ------                                     --------         -----------

 Cash and due from Banks                                                   $  9 676          $ 15 065
 Investment securities available for
   sale (at market)                                                         107 962           102 962

 Investment securities held to maturity (market value
   $11,969 on 3/31/98; $12,382 on 12/31/97)                                  11 529            11 937


 Federal funds sold


 Loans                                                                      298 571           293 438
   Less:  Allowance for loan losses                                          (4 005)           (3 881)
                                                                           ---------         ---------

     Loans, net of allowance for loan losses                                294 566           289 557

 Bank premises and equipment                                                 13 742            13 493

 Federal Home Loan Bank stock (at cost)                                       4 633             4 633

 Accrued interest receivable                                                  3 566             3 267

 Income taxes receivable                                                                          191

 Deferred income taxes                                                          594               567

 Other assets                                                                 7 950             8 390
                                                                           --------          --------

      TOTAL ASSETS                                                         $454 218          $450 062
                                                                           ========          ========


                             LIABILITIES
                             -----------

 Domestic Deposits
   Non-interest bearing deposits                                           $ 39 854          $ 44 216
   Interest bearing deposits
     Now                                                                     36 267            40 721
     Savings                                                                 98 949            96 382
     Time, $100,000 and over                                                 44 374            32 333
     Other time                                                             124 504           132 324
                                                                           --------          --------

   Interest bearing deposits                                               $304 094          $301 760
                                                                           --------          --------

 Total deposits                                                            $343 948          $345 976


 Short term borrowings                                                       63 147            56 649
 Long term debt                                                                 331               383

 Accrued income taxes                                                           250

 Accrued expenses and other liabilities                                       4 219             4 588

 Dividends payable                                                                                611
                                                                          ---------          --------

      TOTAL LIABILITIES                                                    $411 895          $408 207
                                                                           --------          --------



                         STOCKHOLDERS EQUITY
                         -------------------

 Common Stock $5.00 par value - authorized
   10,000,000 shares; issued 2,460,681 shares
   on 3/31/98 and 12/31/97;  outstanding
   2,437,430 shares on 3/31/98 and 2,444,537
   12/31/97                                                                $ 12 302          $ 12 302
 Additional paid-in capital                                                   6 038             6 038

 Reserve for market adjustment of
   securities                                                                 1 274             1 311


 Retained earnings                                                           23 331            22 618
 Treasury Stock                                                                (622)             (414)
                                                                          ---------          --------

      TOTAL STOCKHOLDERS EQUITY                                              42 323            41 855
                                                                           --------          --------
 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                 $454 218          $450 062
                                                                           ========          ========




 See accompanying notes to unaudited consolidated financial statements

                       BAYLAKE CORP. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)



                                                                                 THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                            1998                 1997
                                                                           ----------          ---------
 Interest Income

   Interest and fees on loans                                               $ 6 716           $  6 130
   Interest on investment securities
     Taxable                                                                  1 231              1 093
     Exempt from federal income tax                                             586                380

   Other interest income                                                          0                  0
                                                                           --------           --------

     Total Interest Income                                                    8 533              7 603
 Interest Expense

   Interest on deposits                                                       3 498              2 992
   Interest on short-term borrowings                                            789                400
   Interest on long-term debt                                                     7                  8
                                                                           --------           --------

     Total Interest Expense                                                   4 294              3 400
                                                                           --------           --------
 Net Interest Income                                                          4 239              4 203

 Provision for loan losses                                                      150                150
                                                                           --------           --------
   Net interest income after
   provision for loan losses                                                  4 089              4 053
                                                                           --------           --------

 Other Income

   Fees for fiduciary activities                                                100                100
   Fees from loan servicing                                                     181                135
   Fees for other services to customers                                         397                362
   Gains from sales of loans                                                    220                 93
   Securities gains (losses)                                                      0                 20
   Other income                                                                  48                 65
                                                                           --------           --------

     Total Other Income                                                         946                775
                                                                           --------           --------

 Other Expenses
   Salaries and employee benefits                                             1 932              1 843
   Occupancy expense                                                            257                249
   Equipment expense                                                            239                237
   Data processing and courier                                                  163                156
   Operation of other real estate                                                                    1
   Other operating expense                                                      642                657
                                                                           --------           --------

     Total Other Expenses                                                     3 233              3 143
                                                                           --------           --------

 Income before income taxes                                                   1 802              1 685
 Income tax expense (benefit)                                                   480                488
                                                                           --------           --------

 Net Income                                                                $  1 322           $  1 197
                                                                           ========           ========


 Basic net Income per share (1)                                               $0.54              $0.49

 Diluted net income per share                                                 $0.54              $0.49

 Cash dividends per share                                                     $0.25              $0.24


(1) Based on 2,437,596 shares average outstanding in 1998 and 2,458,537 in 1997.

See accompanying notes to unaudited consolidated financial statements.

                       BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (IN THOUSANDS OF DOLLARS)





                                                   THREE MONTHS ENDED MARCH 31

                                                     1998               1997
                                                   --------           --------
Net Income                                         $  1 322           $  1 197
                                                   --------           --------

Other comprehensive income, net of tax:

  Unrealized gains on securities:
    Unrealized holding gains (losses) arising
      during period                                     (37)              (458)
                                                   --------           --------

Comprehensive Income                               $  1 285           $    739
                                                   --------           --------

                       BAYLAKE CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)





                                                                                      THREE MONTHS  ENDED  MARCH 31
                                                                                      -----------------------------
                                                                                        1998                 1997
                                                                                      --------             --------
                                                                                        (thousands of dollars)
 Cash flows from operating activities:
   Interest received from:
     Loans                                                                          $   6 553              $  5 829
     Investments                                                                        1 611                 1 370
   Fees and service charges                                                               895                   741
   Interest paid to depositors                                                         (3 577)               (2 804)
   Interest paid to others                                                               (815)                 (419)
   Cash paid to suppliers and employees                                                (2 741)               (2 909)
   Income taxes paid                                                                      (39)                  (15)
                                                                                      --------             ---------

     Net cash provided by operating activities                                          1 887                 1 793


 Cash flows from investing activities
   Proceeds from sales of investment securities                                             0                 1 272
   Principal payments received on investments                                           6 657                 8 961
   Purchase of investments                                                            (11 284)               (2 558)
   Proceeds from sale of other real estate owned                                            0                     0
   Loans made to customers in excess of principal collected                            (5 139)               (6 414)
   Capital expenditures                                                                  (497)                 (400)
                                                                                      --------             ---------

     Net cash provided by (used in) investing activities                              (10 263)                  861
 Cash flows from financing activities:

   Net increase (decrease) in demand deposits, NOW accounts                            (6 249)              (18 517)
     and savings accounts
   Net increase (decrease) in advances from borrowers                                   6 445                 6 614
   Net increase (decrease) in time deposits                                             4 220                 7 437
   Stock Reacquired                                                                      (208)                    0
   Dividends paid                                                                      (1 221)               (1 180)
                                                                                      --------             ---------


     Net cash provided by (used in) financing activities                                2 987                (5 646)
                                                                                     --------              --------


 Net decrease in cash and cash equivalents                                             (5 389)               (2 992)
 Cash and cash equivalents, beginning                                                  15 065                13 853
                                                                                     ---------             --------

 Cash and cash equivalents, ending                                                   $  9 676              $ 10 861


                                                                                       1998                  1997
                                                                                     --------              -------
                                                                                         (thousands of dollars)
 Reconciliation of net income to net cash provided by
   operating activities:

 Net Income                                                                          $  1 322              $  1 197

 Adjustment to reconcile net income to net cash provided
   by operating activities:
 Depreciation and amortization                                                            248                   322
 Provision for loan losses and real estate owned                                          150                   150
 Amortization of premium on investments                                                    41                    62
 Accretion of discount on investments                                                     (70)                  (72)
 Cash surrender value increase                                                            (13)                  (13)
 (Gain) loss from disposal of other real estate                                             0                     0
 (Gain) loss on sale of investment securities                                               0                   (20)
 (Gain) loss on sale of loans and other assets                                           (220)                  (93)
 Proceeds from sale of loans held for sale                                              6 067                 2 634
 Originations of loans held for sale                                                   (5 882)               (2 541)
 Equity in income of service center                                                        (4)                  (12)
 Deferred compensation                                                                     (6)                   46
 Deferred taxes

 Changes in assets and liabilities:

   Interest receivable                                                                   (299)                 (379)
   Prepaids and other assets                                                              494                    70
   Unearned income                                                                        (20)                   (3)
   Interest payable                                                                       (99)                  177
   Taxes payable                                                                          442                   472
   Other liabilities                                                                     (264)                 (204)
                                                                                     ---------             ---------
 Total adjustments                                                                        565                   596
                                                                                     ---------             ---------



 Net cash provided by operating activities                                            $ 1 887              $  1 793
                                                                                     =========             =========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998




 1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1997
            annual  report on Form 10-K.   The unaudited financial  information
            included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of March 31, 1998 and December 31, 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year.



 2. The book value of investment securities, by type, held by the Company are as follows:



                                                                        MARCH 31         DECEMBER 31
                                                                          1998              1997
                                                                        --------         -----------
                                                                           (thousands of dollars)
            Investment securities held to maturity:

            Obligations  of states  and  political
               subdivisions                                                $ 11 529             $ 11 937
                                                                            -------             --------
            Other

            Investment securities held to maturity                         $ 11 529             $ 11 937

            Investment securities available for sale:

            U.S.  Treasury    and  other  U.S.  government
               agencies                                                    $ 30 570             $ 31 453
            Obligations  of  states  and political                           32 802               33 214
               subdivisions
            Mortgage-backed securities                                       43 308               34 337
            Other                                                             1 282                 3958
                                                                           --------             -------

            Investment securities available for sale                       $107 962             $102 962
                                                                           ========             ========



 3.         At March 31, 1998 and December 31, 1997, loans were as follows:



                                                                           March  31           December 31
                                                                              1998                 1997
                                                                           ---------           -----------
                                                                                 (thousands of dollars)
            Commercial, industrial and agricultural                       $ 169 599             $ 165 181
            Real estate - construction                                       13 852                14 760
            Real estate - mortgage                                          102 733               100 555
            Installment                                                      12 905                13 480
            Less:  Deferred loan origination fees,
               net of costs                                                    (518)                 (538)
                                                                           --------              --------
                                                                            298 571               293 438

            Less allowance for loan losses                                   (4 005)               (3 881)
                                                                           --------              --------
              Net loans                                                   $ 294 566             $ 289 557


 4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at March 31, 1998 and December 31, 1997 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.


 5. As of January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the company's financial position and the results of operation were not material for the three months ended March 31, 1998 and 1997.


 6.         As  of  January 1,  1998, the  Company  adopted SFAS  No. 130,
            "Reporting  Comprehensive Income."   This statement established
            standards for reporting and the display of comprehensive income in a full set of general-purpose financial statements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. ("Company") at March 31, 1998, and the results of operations for the three months ended March 31, 1998 and March 31, 1997. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on the current expectations of management. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," and other such words are intended to identify such forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, that could materially differ from what may be expressed or forecasted in such forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the national economy.


RESULTS OF OPERATIONS

For the three months ended March 31, 1998, net income increased $125,000, or 10.4%, to $1.32 million from $1.20 million for the first quarter of 1997. The annualized return on average assets and return on average equity for the three months ended March 31, 1998, were 1.20% and 12.74%, respectively compared to 1.24% and 12.35%, respectively, for the same period a year ago.

The change in net income for the period is primarily due to improved net interest income and an increase in other income offset by increased other expenses.

NET INTEREST INCOME

Net interest income for the three months ended March 31, 1998 increased $36,000, or .9%, to $4.24 million from $4.20 million for the same period a year ago. Total interest income for the first quarter of 1998 increased $930,000, or 12.2%, to $8.53 million from $7.60 million for the first quarter of 1997, while interest expense increased $894,000, or 26.3%, to $4.29 million from $3.40 million in the first quarter of 1997. These changes were primarily the result of a favorable increase in the average volume of earning assets offset by increased competition related to loan pricing, particularly in the commercial sector, and deposit pricing, primarily in time deposits.

For the three months ended March 31, 1998, average earning assets increased $55.4 million, or 15.5%, when compared to the same period last year. The Company registered an increase in average loans of $31.7 million, or 12.0% for the first quarter of 1998 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended March 31, 1998 decreased from 5.04% to 4.53% compared to a year ago. The average yield on interest earning assets amounted to 8.75% for the first quarter of 1998, representing a decrease of 14 basis points from the same period last year. Total loan yields declined 20 basis points to 9.21%, while total investment yields increased 18 basis points to 7.49% as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 32 basis points to 4.63% for the first quarter of 1998, while short-term borrowing costs increased 12 basis points to 5.73% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the three months ended March 31, 1998. Another factor affecting interest margin has been the Company's effort intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) by acquiring additional funding, primarily from the Federal Home Loan Bank (FHLB) of Chicago.


PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended March 31, 1998 remained stable at $150,000, the same as the first quarter a year ago. This has occurred primarily as a result of above average loan growth. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $171,000, or 22.1%, to $946,000 for the
first quarter of 1998, from $775,000 for the first quarter a year ago.   This
increase has occurred as a result of increased loan servicing fees, gains from sales of loans and fees on other customer services offset by decreased other income and a decline in securities gains taken.

Loan servicing fees showed improvement as an increase in portfolio size has provided approximately $46,000 in increased servicing fee income. Gain on the sale of loans increased substantially in the first quarter of 1998 as compared to the first quarter of 1997 as a result of increased loan sales. Company sold the Small Business Administration ("SBA") guaranteed portion of commercial loans totaling $1.9 million and $3.9 million of mortgage loans in the three months ended March 31, 1998, as compared to $1.6 million of commercial loans and $1.0 million in mortgage loans for the same period in 1997. The increase in fees for other services to customers primarily resulted from increased service charges on deposit products.

NON-INTEREST EXPENSE

Non-interest expense increased $90,000, or 2.9%, for the three months ended March 31, 1998 compared to the same period in 1997. Salaries and employee benefits showed an increase of $89,000 or 4.8% for the period as a result of salary increases and related benefit expense increases. Slight increases in occupancy and equipment expenses resulted due to expansion efforts in the Green Bay market and modernization of two branches in the Door County market area (Egg Harbor and West Side locations), resulting in additional depreciation expense. Data processing expense increased $7,000 in the first quarter of 1998 primarily as a result of additional transaction volume. Other operating expense shows a decrease of $15,000, primarily a result of Karsten Resources Inc. expenses of $20,000 in the first quarter of 1997. That operation was sold in the latter part of 1997, thus no expenses occurred in the first quarter of
1998.   The overhead ratio, which is computed by subtracting non- interest income from non-interest expense and dividing by average total assets, was 2.08% for the three months ended March 31, 1998 compared to 2.46% for the same period in 1997.


PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended March 31, 1998 decreased $8,000, or 1.6%, to $480,000 from $488,000 for the same period one year ago. The decrease in income tax provision was due to decreased taxable income.


BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At March 31, 1998, total loans increased $5.1 million, or 1.8%, to $298.6 million from $293.4 million at December 31, 1997. The change in loan mix in the Company's portfolio resulted from an increase in commercial loans to $169.6 million at March 31, 1998 compared to $165.2 million at December 31, 1997. In addition, real estate construction loans decreased to $13.9 million at March 31, 1998 compared to $14.8 million at December 31, 1997 and real estate-mortgage loans increased to $102.7 million at March 31, 1998 compared to $100.6 million at December 31, 1997.

NON-PERFORMING ASSETS

At March 31, 1998, non-performing assets amounted to $4.73 million compared to $4.70 million at December 31, 1997. Non-performing assets at March 31, 1998 were 1.04% of total assets, at the same level that existed on December 31, 1997. The ratio of non-performing assets to total loans at March 31, 1998 was 1.58% compared to 1.60% at December 31, 1997.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At March 31, 1998, the allowance for loan losses increased $124,000 from year end 1997 to $4.0 million due to a provision expense of $150,000 offset by net chargeoffs over recoveries of $26,000 year to date. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has improved slightly. The allowance is at a level currently believed to be acceptable by management. At March 31, 1998 and December 31, 1997, the allowance for loan losses as a percentage of total loans were at 1.34% and 1.32%, respectively.

INVESTMENT PORTFOLIO

At March 31, 1998, the investment portfolio increased $4.6 million, or 4.0%, to $119.5 million from $114.9 million at December 31, 1997. At March 31, 1998, the investment portfolio represented 26.3% of total assets compared with 25.5% at December 31, 1997. The increase in total investments occurred as a result of net growth in other funding sources such as federal funds purchased as compared to growth in the loan portfolio.

DEPOSITS

Total deposits at March 31, 1998 decreased $2.0 million, or .6%, to $343.9 million from $346.0 million at December 31, 1997. Non-interest bearing deposits at March 31, 1998 decreased $4.4 million, or 9.9%, to $39.9 million from $44.2 million at December 31, 1997. Interest-bearing deposits at March 31, 1998 increased $2.3 million, or .8%, to $304.1 million from $301.8 million at December 31, 1997. Time deposits over $100,000 show an increase of $12.0 million resulting primarily from attracting various municipal deposits. Overall deposits for the first six months tend to slightly decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

SHORT-TERM BORROWINGS

Total short-term borrowings at March 31, 1998 increased $6.5 million to $63.1 million from $56.6 million at December 31, 1997. The increase in short-term borrowings resulted from decreased deposits as compared to increases in the loan and investment portfolio.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cashflows for the three months ended March 31, 1998, cash and cash equivalents decreased $5.4 million during the period to $9.7 million at March 31, 1998. The decrease primarily reflected $1.9 million in net cash provided by operating activities and $3.0 million provided by financing activities offset by $10.3 million used in investing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net increase in loans and investment securities plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from a net decrease in short term deposits and dividends paid offset by a net increase in time deposits and borrowed funds. Strong loan demand for the first three months of 1998 continues to remain solid thereby effecting an increase in short term funding requirements through overnight correspondent fed funds purchases. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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

INTEREST RATE SENSITIVITY

The following table entitled "Asset and Liability Maturity Repricing
Schedule" indicates that the Company is slightly liability gap sensitive, although management believes that a range of plus or minus 15% (from 100% matching) within a one year pricing schedule is acceptable. The analysis considers regular savings, money market deposits and NOW accounts to be rate sensitive within three months. While these accounts are contractually short-term in nature, it is the Company's experience that repricing occurs over a longer period of time. The Company views its savings and NOW accounts to be core deposits and relatively non- price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories including loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitive gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of March 31, 1998, rate sensitive liabilities exceeded rate sensitive assets by $91.6 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 64.3%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $9.5 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 74.2%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 67.3%, which is outside the range of plus or minus
15% deemed acceptable by management.   When the Company requires funds beyond
its ability to generate them internally, it can borrow from a number of sources, including the Federal Home Loan Bank of Chicago and other correspondent banks.

Management continually review its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                              AS OF MARCH 31, 1998



                                                   Within        Four to       Seven to       One Year      Over
                                                   Three           Six          Twelve        to Five       Five
                                                   Months        Months         Months         Years        Years         Total
                                                   ------        ------         ------         -----        -----         -----
 (In Thousands)
 Earning Assets:
   Investment Securities                           $  8 314       $  5 142        $ 6 083       $41 139      $63 446      $124 124

   Federal funds sold                                     0                                                                      0

   Loans and Leases:

      Variable Rate                                 136 449              0                            0                    136 449
      Fixed Rate                                     19 911         22 310         29 012        84 157        5 594       160 984
                                                   --------       --------        -------       -------      -------      --------

 Total Loans and Leases                            $156 360       $ 22 310        $29 012       $84 157      $ 5 594      $297 433
                                                   --------       --------        -------       -------      -------      --------

 Total Earning Assets                              $164 674       $ 27 452        $35 095      $125 296      $69 040      $421 557
                                                   ========       ========        =======      ========      =======      ========



 Interest Bearing Liabilities:
   NOW Accounts                                    $ 36 267        $              $             $            $            $ 36 267

   Saving Deposits                                   98 949                                                                 98 949
   Time Deposits                                     57 929         36 996         44 319        29 626            8       168 878

   Borrowed Funds                                    63 147              0             53           211           67        63 478
                                                   --------        -------        -------       -------      -------      --------


 Total Interest Bearing Liabilities                $256 292        $36 996        $44 372       $29 837      $    75      $367 572
                                                   ========        =======        =======       =======      =======      ========




 Interest Sensitivity GAP                          $(91 618)       $(9 544)       $(9 277)      $95 459      $68 965      $ 53 985
   (within periods)


 Cumulative Interest Sensitivity GAP               $(91 618)     $(101 162)     $(110 439)     $(14 980)     $53 985

 Ratio of Cumulative Interest                        -21.73%        -24.00%        -26.20%        -3.55%       12.81%
   Sensitivity GAP to Rate
   Sensitive Assets


 Ratio of Rate Sensitive Assets to                    64.25%         74.20%         79.09%       419.93%         ---
     Rate Sensitive Liabilities


 Cumulative Ratio of Rate Sensitive                   64.25%         65.51%         67.29%        95.92%      114.69%
 Assets to Rate Sensitive
     Liabilities


CAPITAL RESOURCES

At March 31, 1998, stockholders, equity increased $468,000, or 1.1%, to $42.3 million from $41.9 million at December 31, 1997. The increase resulted from net income less dividends paid and less a decrease in capital of $37,000 resulting from decreases in capital of $37,000 resulting from decreases in the market value of available for sale securities related to FAS 115. In addition treasury stock purchases of $208,000 were made in the quarter ended March 31, 1998, also reducing capital. At March 31, 1998, the Company's risk-based Tier 1 Capital Ratio was 11.07%, the total risk based capital ratio was 12.28% and the leverage ratio was 8.38%. The Company and Baylake Bank continue to exceed all applicable regulatory capital requirements.

Year 2000

The Company has completed an initial assessment of the Year 2000 issue. The issue relates to systems designed to use two digits rather than four to define the particular year. The financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operation or cash flow of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk

Not applicable

                         PART II - OTHER INFORMATION

Item 5.  Other Information

Ground was broken for a branch in the town of Ledgeview, located in the southeast portion of the Green Bay region. The facility will offer a full range of retail and deposit services and is anticipated to be completed in the early third quarter of 1998. Costs to complete the facility are estimated at $950,000.

The Company has declared a stock split in the form of a three for two stock dividend payable on May 15, 1998 to shareholders of record date May 1, 1998.

Item 6.    8-K
           ---

(a)  Exhibits

     None

(b)  Reports on Form 8-k filed for three months ended March 31, 1998

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              BAYLAKE CORP.
                                       --------------------------------
                                              (Registrant)


Date:    May 14, 1998                    Thomas L. Herlache
     ----------------------            --------------------------------
                                         Thomas L. Herlache
                                         President (CEO)


Date:    May 14, 1998                    Steven D. Jennerjohn
     ----------------------            --------------------------------
                                         Steven D. Jennerjohn
                                         Treasurer (CFO)