Form 10-Q
period 1998-06-30
BAYLAKE CORP
filed 1998-08-14
CIK 275119

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 1998
                                ------------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________


Commission file number          0-8679
                      ----------------------------------------------------------

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

Yes [X]     No [ ]

                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 12, 1998.

                       $5.00 Par Value Common
                          3,661,587 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX





PART I - FINANCIAL INFORMATION                                 PAGE NUMBER
Item 1.

Consolidated Condensed Balance Sheet                              3
  as of June 30, 1998 and December 31, 1997

Consolidated Condensed Statement of Income                        4
  Three and six months ended June 30, 1998
  and 1997

Consolidated Statement of Comprehensive Income                    5
  Three and six months ended June 30, 1998
  and 1997

Consolidated Statement of Cash Flows                            6 - 7
  Six months ended June 30, 1998 and 1997


Note to Consolidated Condensed Financial Statements             8 - 9

Item 2.

Managements Discussion and Analysis of Financial               10 - 18
  Condition and Results of Operations



PART II.  OTHER INFORMATION                                    18 - 19

Signatures                                                        20

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                            (In thousands of dollars)



                                                                                     JUNE 30         DECEMBER 31
                                 ASSETS                                               1998                1997
                                                                                   ------------      ------------
Cash and due from Banks                                                            $     18,712      $     15,065

Investment securities available for
  sale (at market)                                                                      109,919           102,962

Investment securities held to maturity (market value
  $12,615 on 6/30/98; $12,382 on 12/31/97)                                               12,118            11,937


Federal funds sold


Loans                                                                                   312,261           293,438

  Less:  Allowance for loan losses                                                       (4,157)           (3,881)
                                                                                   ------------      ------------

Loans, net of allowance for loan losses                                                 308,104           289,557

Bank premises and equipment                                                              14,301            13,493

Federal Home Loan Bank                                                                    1,800             4,633

Accrued interest receivable                                                               3,691             3,267

Income tax receivable                                                                       285               191

Deferred income taxes                                                                       574               567

Other assets                                                                              7,867             8,390
                                                                                   ------------      ------------

     TOTAL ASSETS                                                                  $    477,371      $    450,062
                                                                                   ============      ============


                               LIABILITIES


Domestic Deposits
  Non-interest bearing deposits                                                    $     46,186      $     44,216
  Interest bearing deposits
    Now                                                                                  37,630            40,721
    Savings                                                                             104,693            96,382
    Time, $100,000 and over                                                              40,119            32,333
    Other time                                                                          125,652           132,324
                                                                                   ------------      ------------

  Interest bearing deposits                                                        $    308,094      $    301,760
                                                                                   ------------      ------------

Total deposits                                                                     $    354,280      $    345,976


Short term borrowings                                                                    74,877            56,649

Long term debt                                                                              330               383

Accrued income taxes

Accrued expenses and other liabilities                                                    4,713             4,588

Dividends payable                                                                                             611
                                                                                   ------------      ------------

     TOTAL LIABILITIES                                                             $    434,200      $    408,207
                                                                                   ------------      ------------




                           STOCKHOLDERS EQUITY

Common Stock $5.00 par value - authorized 10,000,000 shares; issued 3,684,746 shares on 6/30/98 and 2,460,481 on 12/31/97; outstanding 3,661,587 shares on
  6/30/98
  and 2,444,537 shares on 12/31/97                                                 $     18,424      $     12,302

Additional paid-in capital                                                                6,071             6,038

Reserve for market adjustment of
  securities                                                                              1,295             1,311

Retained earnings                                                                        18,006            22,618

Treasury Stock                                                                             (625)             (414)
                                                                                   ------------      ------------

     TOTAL STOCKHOLDERS EQUITY                                                           43,171            41,855
                                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                          $    477,371      $    450,062
                                                                                   ============      ============



See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)




                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30                    JUNE 30
                                             1998          1997          1998          1997
                                           ---------     ---------     ---------     ---------
Interest Income

  Interest and fees on loans               $   7,044     $   6,287     $  13,760     $  12,417

  Interest on investment securities
    Taxable                                    1,286         1,004         2,517         2,097
    Exempt from federal income tax               591           400         1 177           780
  Other interest income                            0             0             0             0
                                           ---------     ---------     ---------     ---------

    Total Interest Income                      8,921         7,691        17,454        15,294

Interest Expense

  Interest on deposits                         3,477         3,103         6,975         6,095
  Interest on short-term borrowings            1,016           428         1,805           828
  Interest on Long-term debt                       7             8            14            16
                                           ---------     ---------     ---------     ---------

    Total Interest Expense                     4,500         3,539         8,794         6,939
                                           ---------     ---------     ---------     ---------

Net Interest Income                            4,421         4,152         8,660         8,355

Provision for loan losses                        151           153           301           303
                                           ---------     ---------     ---------     ---------


  Net interest income after
  provision for loan losses                    4,270         3,999         8,359         8,052
                                           ---------     ---------     ---------     ---------

Other Income

  Fees for fiduciary activities                  134            98           234           198
  Fees from loan servicing                       148           177           329           312
  Fees for other services to customers           435           383           832           745
  Gains from sales of loans                      179           223           399           316
  Securities gains (losses)                       27            47
  Other income                                    41            80            89           145
                                           ---------     ---------     ---------     ---------


    Total Other Income                           937           988         1,883         1,763
                                           ---------     ---------     ---------     ---------

Other Expenses

  Salaries and employee benefits               1,864         1,797         3,796         3,640
  Occupancy expense                              264           274           521           523
  Equipment expense                              247           274           486           511
  Data processing and courier                    171           160           334           316
  Operation of other real estate                                24                          25
  Other operating expense                        700           742         1,342         1,399
                                           ---------     ---------     ---------     ---------

    Total Other Expenses                       3,246         3,271         6,479         6,414
                                           ---------     ---------     ---------     ---------


Income before income taxes                     1,961         1,716         3,763         3,401

Income tax expense (benefit)                     561           511         1 041           999
                                           ---------     ---------     ---------     ---------

Net Income                                 $   1,400     $   1,205     $   2,722     $   2,402
                                           =========     =========     =========     =========



Net Income per share (1)                   $    0.38     $    0.33     $    0.74     $    0.65


Cash dividends per share                   $    0.17     $    0.16     $    0.34     $    0.32


(1) Based on 3,658,157 shares average outstanding in 1998 and 3,677,306 in 1997.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)



                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 MARCH 31                     JUNE 30
                                            1998          1997          1998           1997
                                          ---------     ---------     ---------      ---------
Net Income

Other comprehensive income,
  net of tax:                             $   1,400     $   1,205     $   2,722      $   2,402
                                          ---------     ---------     ---------      ---------

  Unrealized gains on securities:
    Unrealized holding gains (losses)
      arising during period                      21           787           (16)           329
                                          ---------     ---------     ---------      ---------


Comprehensive Income                      $   1,421     $   1,992     $   2,706      $   2,731
                                          =========     =========     =========      =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)



                                                               SIX MONTHS ENDED JUNE 30
                                                               ------------------------
                                                                 1998           1997
                                                               ---------      ---------
                                                                 (thousands of dollars)
Cash flows from operating activities:

  Interest received from:
    Loans                                                      $  13,197      $  11,974
    Investments                                                    3,717          3,014
  Fees and service charges                                         1,781          1,687
  Interest paid to depositors                                     (6,882)        (5,800)
  Interest paid to others                                         (1,835)          (846)
  Cash paid to suppliers and employees                            (5,260)        (5,359)
  Income taxes paid                                               (1,134)          (994)
                                                               ---------      ---------

    Net cash provided by operating activities                      3,584          3,676


Cash flows from investing activities

  Proceeds from sales of investment securities                         0          3,817
  Principal payments received on investments                      15,280         13,615
  Purchase of investments                                        (19,545)        (9,271)
  Proceeds from sale of other real estate owned                        0             93
  Loans made to customers in excess of principal collected       (18,842)       (17,671)
  Capital expenditures                                            (1,305)        (1,390)
                                                               ---------      ---------

    Net cash used in investing activities                        (24,412)       (10,807)

Cash flows from financing activities:

  Net increase (decrease) in demand deposits, NOW accounts         7,074        (15,235)
     and savings accounts
  Net increase (decrease) in advances from borrowers              18,174          5,096
  Net increase (decrease) in time deposits                         1,229         19,086
  Proceeds from issuance of common stock                              52              0
  Treasury Stock Acquired                                           (211)          (176)
  Dividends paid                                                  (1,843)        (1,771)
                                                               ---------      ---------


    Net cash provided by financing activities                     24,475          7,000
                                                               ---------      ---------



Net increase (decrease) in cash and cash equivalents               3,647           (131)

Cash and cash equivalents, beginning                              15,065         13,853
                                                               ---------      ---------

Cash and cash equivalents, ending                              $  18,712      $  13,722

                                                               1998            1997
                                                            ----------      ----------
                                                               (thousands of dollars)
Reconciliation of net income to net cash provided by
    operating activities:

Net Income                                                  $    2,722      $    2,402

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                      690             684
Provision for loan losses and real estate owned                    301             303
Amortization of premium on investments                              85             109
Accretion of discount on investments                              (147)           (145)
Cash surrender value increase                                      (27)            (27)
(Gain) loss from disposal of other real estate                       0              17
(Gain) loss on sale of investment securities                         0             (47)
(Gain) loss on sale of loans and other assets                     (399)           (310)
Proceeds from sale of loans held for sale                        7,618           4,578
Originations of loans held for sale                             (7,220)         (4,268)
(Gain) loss from disposal of fixed assets                                           21
Equity in income of service center                                 (15)            (34)
Deferred compensation                                               (3)             86
Deferred Taxes

Changes in assets and liabilities:

  Interest receivable                                             (423)           (236)
  Prepaids and other assets                                        372               2
  Unearned income                                                   (6)             (1)
  Interest payable                                                  77             292
  Taxes payable                                                    (93)              5
  Other liabilities                                                 52             245
                                                            ----------      ----------

Total adjustments                                                  862           1,274
                                                            ----------      ----------



Net cash provided by operating activities                   $    3,584      $    3,676
                                                            ==========      ==========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998





1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1997 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of June 30, 1998 and December 31, 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year.




2. The book value of investment securities, by type, held by the Company are as follows:

                                                    JUNE 30       DECEMBER 31
                                                      1998           1997
                                                   ----------     ----------
                                                     (thousands of dollars)
     Investment securities held to maturity:

     Obligations of states and political
        subdivisions                               $   12,118     $   11,937

     Other
                                                   ----------     ----------

     Investment securities held to maturity        $   12,118     $   11,937


     Investment securities available for sale:

     U.S. Treasury  and other U.S. government
        agencies                                   $   30,463     $   31,453
     Obligations of states and political               32,560         33,214
        subdivisions
     Mortgage-backed securities                        45,718         34,337
     Other                                              1,178          3,958
                                                   ----------     ----------

     Investment securities available for sale      $  109,919     $  102,962
                                                   ==========     ==========

3.   At June 30, 1998 and December 31, 1997, loans were as follows:

                                              June 30          December 31
                                                1998              1997
                                            ------------      ------------
                                                 (thousands of dollars)
Commercial, industrial and agricultural     $    181,595      $    165,181
Real estate - construction                        15,113            14,760
Real estate - mortgage                           103,475           100,555
Installment                                       12,610            13,480
Less:  Deferred loan origination fees,
  net of costs                                      (532)             (538)
                                            ------------      ------------
                                                 312,261           293,438

Less allowance for loan losses                    (4,157)           (3,881)
                                            ------------      ------------

  Net loans                                 $    308,104      $    289,557

4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at June 30, 1998 and December 31, 1997 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

5. As of January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the company's financial position and the results of operation were not material for the three and six months ended June 30, 1998 and 1997.

6. As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and the display of comprehensive income in a full set of general-purpose financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. ("Company") at June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and June 30, 1997. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward- looking statements that are based on the current expectations of management. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," and other such words are intended to identify such forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, that could materially differ from what may be expressed or forecasted in such forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the national economy.


RESULTS OF OPERATIONS

For the three months ended June 30, 1998, net income increased $195,000, or 16.2%, to $1.4 million from $1.21 million for the second quarter of 1997. The annualized return on average assets and return on average equity for the three months ended June 30, 1998, were 1.21% and 13.17%, respectively compared to 1.22% and 12.09%, respectively, for the same period a year ago.

For the six months ended June 30, 1998, net income was $2.72 million, an increase of 13.3% from the $2.4 million earned during the first six months of 1997. The annualized return on average assets and return on average equity, were 1.21% and 12.92%, respectively, compared to 1.23% and 12.22%, respectively for the same period a year ago.

The change in net income for the period is primarily due to improved net interest income and an increase in other income offset by increased other expenses.


NET INTEREST INCOME

Net interest income for the three months ended June 30, 1998 increased $269,000, or 6.5%, to $4.42 million from $4.15 million for the same period a year ago. Total interest income for the second quarter of 1998 increased $1.23 million, or 16.0%, to $8.92 million from $7.69 million for the second quarter of 1997, while interest expense increased $961,000, or 27.2%, to $4.5 million from $3.54 million in the second quarter of 1997. These changes were primarily the result of a favorable increase in the average volume of earning assets offset by increased competition related to loan pricing, particularly in the commercial sector, and deposit pricing, primarily in time deposits.

For the three months ended June 30, 1998, average earning assets increased $68.6 million, or 19.0%, when compared to the same period last year. The Company registered an increase in average loans of $32.8 million, or 12.0% for the second quarter of 1998 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 1998 decreased from 4.83% to 4.40% compared to a year ago. The average yield on interest earning assets amounted to 8.59% for the second quarter of 1998, representing a decrease of 16 basis points from the same period last year. Total loan yields remained the same at 9.25%, while total investment yields decreased 20 basis points to 6.95% as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 20 basis points to 4.62% for the second quarter of 1998, while short-term borrowing costs decreased 11 basis points to 5.74% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the three months ended June 30, 1998.

For the six months ended June 30, 1998, average earning assets increased by $62.0 million, or 17.2%, when compared to the same period last year. Loans have continued to grow as the Company registered an increase in average loans of $32.2 million, or 12.0%, for the first six months of 1998 compared to the same period in 1997.

Net interest margin (on a federal tax-equivalent basis) for the first six months of 1998 declined to 4.43% from 4.91% for the same period last year. The average yield on interest-earning assets amounted to 8.63% for the first six months of 1998, representing a decrease of 16 basis points over the same period last year. Total loan yields declined 10 basis points to 9.23% while yields on investment securities declined 4 basis points to 7.08%. The Company's average cost on interest-bearing deposit liabilities increased 27 basis points to 4.63% for the first six months of 1998, while short-term borrowing costs increased 1 basis point to 5.74% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the six months ended June 30, 1998.

Another factor affecting interest margin has been the Company's effort intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) by acquiring additional funding, primarily from the Federal Home Loan Bank (FHLB) of Chicago.


PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended June 30, 1998 decreased $2,000, or 1.3%, to $151,000 from $153,000 for the second quarter a year ago. For the six months ended June 30, 1998, the provision for loan losses decreased $2,000, or .7%, to $301,000 from $303,000 for the same period last year. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $51,000, or 5.2%, to $937,000 for the second quarter of 1998, from $988,000 for the second quarter a year ago. This decrease has occurred as a result of increased trust income, fees on other customer services offset by decreased loan servicing fee income, decreased gains from sales of loans, decreased other income and a decline in securities gains taken.

For the first six months of 1998, non-interest income has improved $120,000, or 6.8%, to $1.88 million from $1.76 million for the same period a year ago.

Trust revenues increased primarily as a result of increased trust and estate business. Loan servicing fees showed improvement as an increase in portfolio size has provided approximately $17,000 in increased servicing fee income for the first six months of 1998 as compared to the same period in 1997. Gain on the sale of loans decreased slightly in the second quarter of 1998 as compared to the second quarter of 1997 as a result of decreased loan sales. For the first six months gain on sales of loans has increased $83,000, or 26.3%. Company sold the Small Business Administration ("SBA") guaranteed portion of commercial loans totaling $3.4 million and $3.9 million of mortgage loans in the six months ended June 30, 1998, as compared to $2.8 million of commercial loans and $1.5 million in mortgage loans for the same period in 1997. The increase in fees for other services to customers primarily resulted from increased service charges on deposit products.

NON-INTEREST EXPENSE

Non-interest expense decreased $25,000, or .8%, for the three months ended June 30, 1998 compared to the same period in 1997. Salaries and employee benefits showed an increase of $67,000 or 3.7% for the period as a result of salary increases and related benefit expense increases. Slight decreases in occupancy and equipment expenses resulted in spite of expansion efforts in the Green Bay market, resulting in additional depreciation expense. Data processing expense increased $11,000 in the second quarter of 1998 primarily as a result of additional transaction volume. Other operating expense shows a decrease of $42,000, primarily a result of Karsten Resources Inc. expenses of $17,000 in the second quarter of 1997. That operation was sold in the latter part of 1997, thus no expenses occurred in the second quarter of 1998. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.99% for the three months ended June 30, 1998 compared to 2.32% for the same period in 1997.

Non-interest expense increased $65,000, or 1.0%, for the first six months ended June 30, 1998, compared to the same period in 1997. Salaries and employee benefits showed an increase of $156,000, or 4.3%, primarily for the same reasons as listed previous. Occupancy and equipment expenses shows a decrease of $27,000, or .6%, as a result of reduced depreciation expense. Data processing expense increased $18,000, or 5.7%, for the six months ended June 30 as compared to the same period a year ago, primarily the result of additional transaction volume. Other operating expense shows a decrease of $57,000, or 4.1%, primarily a result of a reduction of $37,000 in expenses related to the Karsten Resources, Inc. operation. The overhead ratio was 2.04% for the six months ended June 30, 1998 compared to 2.39% for the same period in 1997.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended June 30, 1998 increased $50,000, or 9.8%, to $561,000 from $511,000 for the same period one year ago. The increase in income tax provision was due to increased taxable income.

The provision for income taxes for the first six months ended June 30, 1998 increased $42,000, or 4.2%, to $1.04 million from $999,000 for the same period one year ago. The increase in income tax provision was due to increased taxable income.


BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At June 30, 1998, total loans increased $18.8 million, or 6.4%, to $312.3 million from $293.4 million at December 31, 1997. The change in loan mix in the Company's portfolio resulted from an increase in commercial loans to $181.6 million at June 30, 1998 compared to $165.2 million at December 31, 1997. In addition, real estate construction loans increased to $15.1 million at June 30, 1998 compared to $14.8 million at December 31, 1997 and real estate-mortgage loans increased to $103.5 million at June 30, 1998 compared to $100.6 million at December 31, 1997.

NON-PERFORMING ASSETS

At June 30, 1998, non-performing assets amounted to $4.34 million compared to $4.70 million at December 31, 1997. Non-performing assets at June 30, 1998 were
 .91% of total assets compared to 1.04% that existed on December 31, 1997. The ratio of non-performing assets to total loans at June 30, 1998 was 1.39% compared to 1.60% at December 31, 1997.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At June 30, 1998, the allowance for loan losses increased $276,000 from year end 1997 to $4.2 million due to a provision expense of $301,000 offset by net charge offs over recoveries of $25,000 year to date. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has improved slightly. The allowance is at a level currently believed to be acceptable by management. At June 30, 1998 and December 31, 1997, the allowance for loan losses as a percentage of total loans were at 1.33% and 1.32%, respectively.

INVESTMENT PORTFOLIO

At June 30, 1998, the investment portfolio increased $7.1 million, or 6.2%, to $122.0 million from $114.9 million at December 31, 1997. At June 30, 1998, the investment portfolio represented 25.6% of total assets compared with 25.5% at December 31, 1997. The increase in total investments occurred as a result of net growth in other funding sources such as federal funds purchased as compared to growth in the loan portfolio.

DEPOSITS

Total deposits at June 30, 1998 increased $8.3 million, or 2.4%, to $354.3 million from $346.0 million at December 31, 1997. Noninterest bearing deposits at June 30, 1998 increased $2.0 million, or 4.5%, to $46.2 million from $44.2 million at December 31, 1997. Interest-bearing deposits at June 30, 1998 increased $6.3 million, or 2.1%, to $308.1 million from $301.8 million at December 31, 1997. Time deposits over $100,000 show an increase of $7.8 million resulting primarily from attracting various municipal deposits. Overall deposits for the first six months tend to slightly decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

SHORT-TERM BORROWINGS


Total short-term borrowings at June 30, 1998 increased $18.2 million to $74.9 million from $56.6 million at December 31, 1997. The increase in short-term borrowings resulted from more growth in the loan and investment portfolio compared to overall deposit growth.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cashflows for the six months ended June 30, 1998, cash and cash equivalents increased $3.6 million during the period to $18.7 million at June 30, 1998. The increase primarily reflected $3.6 million in net cash provided by operating activities and $24.4 million provided by financing activities offset by $24.4 million used in investing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net increase in loans and investment securities plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from a net decrease as a result of treasury stock purchased and dividends paid offset by a net increase in short term deposits, time deposits and borrowed funds. Strong loan demand for the first six months of 1998 continues to remain solid thereby effecting an increase in short term funding requirements through overnight correspondent fed funds purchases and Federal Home Loan Bank borrowings. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitive gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of June 30, 1998, rate sensitive liabilities exceeded rate sensitive assets by $82.1 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 68.2%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $9.6 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 73.9%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 67.6%, which is outside the range of plus or minus 15% deemed acceptable by management. When the Company requires funds beyond its ability to generate them internally, it can borrow from a number of sources, including the Federal Home Loan Bank of Chicago and other correspondent banks.

Management continually review its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                               AS OF JUNE 30, 1998




                                        Within          Four to        Seven to        One Year          Over
                                        Three            Six            Twelve         to Five           Five
                                        Months          Months           Months         Years            Years          Total
                                       ---------       ---------       ---------       ---------       ---------      ---------
(In Thousands)
Earning Assets:

  Investment Securities                $   5,766       $   6,195       $   1,940       $  46,556       $  63,380      $ 123,837

  Federal funds sold                           0                                                                              0

  Loans and Leases:

     Variable Rate                       145,155               0                               0                        145,155

     Fixed Rate                           25,360          21,061          26,281          87,458           5,921        166,081
                                       ---------       ---------       ---------       ---------       ---------      ---------

Total Loans and Leases                 $ 170,515       $  21,061       $  26,281       $  87,458       $   5,921      $ 311,236
                                       ---------       ---------       ---------       ---------       ---------      ---------


Total Earning Assets                   $ 176,281       $  27,256       $  28,221       $ 134,014       $  69,301      $ 435,073
                                       =========       =========       =========       =========       =========      =========



Interest Bearing Liabilities:

  NOW Accounts                         $  37,630       $               $               $               $              $  37,630

  Saving Deposits                        104,693                                                                        104,693

  Time Deposits                           47,217          30,884          47,674          39,987               9        165,771

  Borrowed Funds                          68,877           6,000              53             211              66         75,207
                                       ---------       ---------       ---------       ---------       ---------      ---------


Total Interest Bearing Liabilities     $ 258,417       $  36,884       $  47,727       $  40,198       $      75      $ 383,301
                                       =========       =========       =========       =========       =========      =========





Interest Sensitivity GAP               $ (82,136)      $  (9,628)      $ (19,506)      $  93,816       $  69,226      $  51,772
  (within periods)


Cumulative Interest Sensitivity          (82,136)        (91,764)       (111,270)        (17,454)      $  51,772
  GAP


Ratio of Cumulative Interest              -18.88%         -21.09%         -25.58%          -4.01%          11.90%
  Sensitivity GAP to Rate
  Sensitive Assets


Ratio of Rate Sensitive Assets to          68.22%          73.90%          59.13%         333.38%            --
  Rate Sensitive Liabilities



Cumulative Ratio of Rate Sensitive         68.22%          68.93%          67.56%          95.45%        113.51%
  Assets to Rate Sensitive
  Liabilities

CAPITAL RESOURCES

At June 30, 1998, stockholders' equity increased $1.3 million, or 3.1%, to $43.2 million from $41.9 million at December 31, 1997. The increase resulted from net income less dividends paid and less a decrease in capital of $16,000 resulting from decreases in the market value of available for sale securities related to FAS 115. In addition treasury stock purchases of $211,000 were made in the six months ended June 30, 1998, also reducing capital. At June 30, 1998, the Company's risk-based Tier 1 Capital Ratio was 10.84%, the total risk based capital ratio was 12.02% and the leverage ratio was 8.16%. The Company and Baylake Bank continue to exceed all applicable regulatory capital requirements.

Year 2000

The Company has completed an initial assessment of the Year 2000 issue. This issue relates to systems designed to use two digits rather than four to define the particular year. As a part of the initial steps, the Company was required to identify, assess and prioritize mission critical systems, software and support equipment for remediation. In addition, by June 30, 1998, the Company was required to continue the remediation process, implement a customer due diligence awareness program and complete development of written Year 2000 testing strategies and plans. These processes have been completed. The next phase will encompass testing of internal mission-critical systems, including those programmed in-house and those purchased from outside vendors. This phase has started in the early part of July 1998. The financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operations or cash flow of the Company. Anticipated costs are expected to be in the range of $100,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

                         PART II - OTHER INFORMATION

Item 5. Other Information

Ground was broken for a branch in the town of Ledgeview, located in the southeast portion of the Green Ray region. The facility offers a full range of retail and deposit services and opened on July 20, 1998. Costs to complete the facility were $925,000.

The Company declared a stock split in the form of a three for two stock dividend payable on May 15, 1998 to shareholders of record date May 1, 1998.

Item 6. 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K filed for three months ended June 30, 1998.

        None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BAYLAKE CORP.
                                    ---------------------------------
                                             (Registrant)


Date:    August 13, 1998                 Thomas L. Herlache
     -------------------------      ---------------------------------
                                         Thomas L. Herlache
                                         President (CEO)


Date:    August 13, 1998                 Steven D. Jennerjohn
     -------------------------      ---------------------------------
                                         Steven D. Jennerjohn
                                         Treasurer (CFO)