Form 10-Q
period 1998-09-30
BAYLAKE CORP
filed 1998-11-16
CIK 275119

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 1998
                               --------------------------

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number          0-8679
                       ---------------------------------------------------------

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

                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 12, 1998.

                             $5.00 Par Value Common
                                3,671,387 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX





PART I - FINANCIAL INFORMATION                      PAGE NUMBER


Item 1.

Consolidated Condensed Balance Sheet                     3
  as of September 30, 1998 and December 31, 1997

Consolidated Condensed Statement of Income               4
  Three and nine months ended September 30, 1998
  and 1997

Consolidated Statement of Comprehensive Income           5
  Three and nine months ended September 30, 1998
  and 1997

Consolidated Statement of Cash Flows                   6 - 7
  Nine months ended September 30, 1998 and 1997


Notes to Consolidated Condensed Financial Statements   8 - 9

Item 2.

Managements Discussion and Analysis of Financial      10 - 22
  Condition and Results of Operations



Part II.  Other Information                              23

Signatures                                               24

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                            (In thousands of dollars)



                                                                               SEPTEMBER 30          DECEMBER 31
                                 ASSETS                                            1998                  1997
                                 ------                                        ------------          -----------

Cash and due from banks                                                          $ 11,773              $ 15,065

Investment securities available for
  sale (at market)                                                                110,947               102,962

Investment securities held to maturity (market value
  $12,567 on 9/30/98; $12,382 on 12/31/97)                                         12,498                11,937


Federal funds sold                                                                  5,218


Loans                                                                             319,356               293,438

  Less:  Allowance for loan losses                                                 (4,286)               (3,881)
                                                                                 --------              --------

Loans, net of allowance for loan losses                                           315,070               289,557

Bank premises and equipment                                                        14,430                13,493

Federal Home Loan Bank                                                              2,300                 4,633

Accrued interest receivable                                                         3,591                 3,267

Income tax receivable                                                                 371                   191

Deferred income  taxes                                                              1,021                   567

Other assets                                                                        7,930                 8,390
                                                                                 --------              --------

     TOTAL ASSETS                                                                $485,149              $450,062
                                                                                 ========              ========


                               LIABILITIES


Domestic Deposits
  Non-interest bearing deposits                                                  $ 50,138              $ 44,216
  Interest bearing deposits
    Now                                                                            38,820                40,721
    Savings                                                                       116,538                96,382
    Time, $100,000 and over                                                        43,083                32,333
    Other time                                                                    130,100               132,324

  Interest bearing deposits                                                      $328,541              $301,760
                                                                                 --------              --------

Total deposits                                                                   $378,679              $345,976


Short term borrowings                                                              54,994                56,649

Long term debt                                                                        329                   383

Accrued income taxes

Accrued expenses and other liabilities                                              5,212                 4,588

Dividends payable                                                                                           611

     TOTAL LIABILITIES                                                           $439,214              $408,207
                                                                                 --------              --------




                           STOCKHOLDERS EQUITY

Common Stock $5.00 par value - authorized
  10,000,000 shares; issued 3,684,746 shares
  on 9/30/98 and 2,460,481 on 12/31/97;
  outstanding 3,661,587 shares on 9/30/98
  and 2,444,537 shares on 12/31/97                                               $ 18,424              $ 12,302

Additional paid-in capital                                                          6,071                 6,038

Reserve for market adjustment of
  securities                                                                        3,151                 1,311

Retained earnings                                                                  18,914                22,618

Treasury Stock                                                                       (625)                 (414)
                                                                                 --------              --------

     TOTAL STOCKHOLDERS EQUITY                                                     45,935                41,855
                                                                                 --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                        $485,149              $450,062
                                                                                 ========              ========

See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPT 30                       SEPT 30


                                                 1998          1997               1998          1997
                                               --------      --------           --------      --------


Interest Income

  Interest and fees on loans                   $  7,230      $  6,503           $ 20,990      $ 18,920

  Interest on investment securities
    Taxable                                       1,264           994              3,781         3,091
    Exempt from federal income tax                  579           469              1,756         1,249
  Other interest income                              26             1                 26             1
                                               --------      --------           --------      --------

    Total Interest Income                         9,099         7,967             26,553        23,261

Interest Expense

  Interest on deposits                            3,739         3,418             10,714         9,513
  Interest on short-term borrowings                 764           205              2,569         1,033
  Interest on long-term debt                          7             8                 21            24
                                               --------      --------           --------      --------

    Total Interest Expense                        4,510         3,631             13,304        10,570
                                               --------      --------           --------      --------

Net Interest Income                               4,589         4,336             13,249        12,691

Provision for loan losses                           150           154                451           457
                                               --------      --------           --------      --------


  Net interest income after
  provision for loan losses                       4,439         4,182             12,798        12,234
                                               --------      --------           --------      --------

Other Income

  Fees for fiduciary activities                     102           139                336           337
  Fees from loan servicing                          240           166                569           478
  Fees for other services to customers              475           372              1,307         1,117
  Gains from sales of loans                         287           123                686           439
  Securities gains (losses)                                         0                               47
  Other income                                       34            78                123           223
                                               --------      --------           --------      --------


    Total Other Income                            1,138           878              3,021         2,641
                                               --------      ---------          --------      --------

Other Expenses

  Salaries and employee benefits                  2,034         1,790              5,830         5,430
  Occupancy expense                                 247           261                768           784
  Equipment expense                                 246           243                732           754
  Data processing and courier                       185           155                519           471
  Operation of other real estate                                    4                               29
  Other operating expense                           710           715              2,052         2,114
                                               --------      --------           --------      --------

    Total Other Expenses                          3,422         3,168              9,901         9,582
                                               --------      --------           --------      --------


Income before income taxes                        2,155         1,892              5,918         5,293

Income tax expense (benefit)                        624           543              1,665         1,542
                                               --------      --------           --------      --------

Net Income                                     $  1,531      $  1,349           $  4,253      $  3,751
                                               ========      ========           ========      ========



Net Income per share (1)                       $   0.42      $   0.37           $   1.16      $   1.02


Cash dividends per share                       $   0.17      $   0.16           $   0.51      $   0.48

(1) Based on 3,659,313 shares average outstanding in 1998 and 3,683,037 in 1997.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)



                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPT 30                 SEPT 30

                                       1998        1997         1998       1997
                                      ------      ------       ------     -----

Net Income

Other comprehensive income,
  net of tax:                         $1,531      $1,349       $4,253     $3,751
                                      ------      ------       ------     ------

Unrealized gains on securities:
  Unrealized holding gains
  arising during period                1,856          33        1,840        362
                                      ------      ------       ------     ------


Comprehensive Income                  $3,387      $1,382       $6,093     $4,113
                                      ------      ------       ------     ------

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                    ------------------------------
                                                                       1998                1997
                                                                    ----------          ----------
                                                                       (thousands of dollars)
Cash flows from operating activities:

  Interest received from:
    Loans                                                           $   20,690          $   18,699
    Investments                                                          5,373               4,055
  Fees and service charges                                               2,849               2,574
  Interest paid to depositors                                          (10,421)              9,055)
  Interest paid to others                                               (2,567)              1,061)
  Cash paid to suppliers and employees                                  (8,150)             (8,074)
  Income taxes paid                                                     (1,845)             (1,514)
                                                                    ----------          ----------

    Net cash provided by operating activities                            5,929               5,624


Cash flows from investing activities

  Proceeds from sales of investment securities                               0               3,817
  Principal payments received on investments                            20,512              19,409
  Purchase of investments                                              (30,473)            (31,687)
  Proceeds from sale of other real estate owned                              0                  93
  Loans made to customers in excess of principal collected             (25,946)            (23,449)
  Capital expenditures                                                  (1,682)             (1,226)
                                                                    ----------          ----------

    Net cash used in investing activities                              (37,589)            (33,043)

Cash flows from financing activities:

  Net increase (decrease) in demand deposits, NOW accounts              24,122              (4,866)
     and savings accounts
  Net increase (decrease) in advances from borrowers                    (1,709)             (4,281)
  Net increase (decrease) in time deposits                               8,579              35,897
  Proceeds from issuance of common stock                                    52                   0
  Stock reacquired                                                        (210)               (365)
  Dividends paid                                                        (2,466)             (2,359)
                                                                    ----------          ----------


    Net cash provided by financing activities                           28,368              24,026
                                                                    ----------          ----------



Net decrease in cash and cash equivalent                                (3,292)             (3,393)

Cash and cash equivalents, beginning                                    15,065              13,853
                                                                    ----------          ----------

Cash and cash equivalents, ending                                   $   11,773          $   10,460

                                                                       1998                1997
                                                                    ----------          ----------
                                                                           (thousands of dollars)

Reconciliation of net income to net cash provided by operating activities:

Net Income                                                          $    4,253          $    3,751

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization                                            1,037               1,029
Provision for loan losses and real estate owned                            451                 457
Amortization of premium on investments                                     128                 152
Accretion of discount on investments                                      (212)               (216)
Cash surrender value increase                                              (41)                (41)
(Gain) loss from disposal of other real estate                               0                  17
(Gain) loss on sale of investment securities                                 0                 (47)
(Gain) loss on sale of loans and other assets                             (686)               (417)
Proceeds from sale of loans held for sale                               10,601               5,831
Originations of loans held for sale                                     (9,914)             (5,414)
(Gain) loss from disposal of fixed assets                                                       21
Equity in income of service center                                         (27)                (48)
Deferred compensation                                                       36                 132
Deferred Taxes

Changes in assets and liabilities:

  Interest receivable                                                     (323)               (410)
  Prepaids and other assets                                                236                 (88)
  Unearned income                                                          (18)                 17
  Interest payable                                                         316                 453
  Taxes payable                                                           (179)                 22
  Deferred taxes                                                             0                   6
  Other liabilities                                                        271                 417
                                                                    ----------          ----------

Total adjustments                                                        1,676               1,873
                                                                     ---------          ----------



Net cash provided by operating activities                           $    5,929          $    5,624
                                                                    ==========          ==========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998




1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1997 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of September 30, 1998 and December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of results to be expected for the entire year.




2. The book value of investment securities, by type, held by the Company are as follows:

                                                     SEPTEMBER 30       DECEMBER 31
                                                        1998               1997
                                                     ------------       -----------
                                                          (thousands of dollars)
Investment securities held to maturity:

Obligations of states and political
 subdivisions                                          $ 12,498           $ 11,937

Other

                                                       --------           --------

Investment securities held to maturity                 $ 12,498           $ 11,937

Investment securities available for sale:

U.S. Treasury  and other U.S. government
 agencies                                              $ 27,762           $ 31,453
Obligations of states and political                      33,189             33,214
 subdivisions
Mortgage-backed securities                               47,718             34,337
Other                                                     2,278              3,958
                                                       --------           --------

Investment securities available for sale               $110,947           $102,962
                                                       ========           ========

3. At September 30, 1998 and December 31, 1997, loans were as follows:

                                                     SEPTEMBER 30       DECEMBER 31
                                                        1998               1997
                                                     ------------       -----------
                                                          (thousands of dollars)
Commercial, industrial and agricultural                $185,382           $165,181
Real estate - construction                               15,407             14,760
Real estate - mortgage                                  106,245            100,555
Installment                                              12,842             13,480
Less:  Deferred loan origination fees,
 net of costs                                              (520)              (538)
                                                        319,356            293,438

Less allowance for loan losses                           (4,286)            (3,881)
                                                       --------           --------

  Net loans                                            $315,070           $289,557

4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at September 30, 1998 and December 31, 1997 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.


5. As of January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the company's financial position and the results of operation were not material for the three and nine months ended September 30, 1998 and 1997.


6. As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and the display of comprehensive income in a full set of general-purpose financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition of Baylake Corp. ("Company") at September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and September 30, 1997. This discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto included herein.

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

SUBSEQUENT EVENTS

On October 1, 1998, the Company consummated its previously announced acquisition of all of the outstanding shares of common stock of Evergreen Bank, National Association ("Evergreen"). Evergreen has four full service offices in east central Wisconsin, and has been renamed "Baylake Bank, N.A." At September 30, 1998, Evergreen had estimated assets of between $95 and $100 million, although the precise amount of assets is subject to the discussion below.

Baylake acquired the Evergreen shares pursuant to a Stock Purchase Agreement dated as of September 30, 1998 among Baylake, M&I Marshall & Ilsley Bank ("M&I Bank") and Evergreen (the "Agreement"). The Agreement provides that Baylake acquired the Evergreen shares from M&I Bank, the creditor of Evergreen's former holding company for cash payable on May 5, 1999, in a formula amount set forth in the Agreement. In summary, the formula provides for a payment of the lessor of (a) $2.0 million or (b) the amount of retained earnings generated by Evergreen (as defined) from the closing date until April 30, 1999. In addition, upon the closing of the transaction, Baylake made a cash contribution of $7 million to Evergreen to provide it with additional capital. The 316 outstanding shares of Evergreen Preferred Stock, $10,000 par (and face) value, remain issued and outstanding.

Prior to its acquisition by Baylake, Evergreen was the victim of substantial fraud by former Evergreen insiders. Evergreen's regulators had discovered extensive financial irregularities at Evergreen which resulted from unauthorized and/or improper transactions effected by former members of Evergreen management. Evergreen has been in the process of investigating and correcting these situations, which process has continued after the transaction. Evergreen and Baylake therefore may discover additional "assets" on Evergreen's books which are not valid assets or are otherwise impaired as a result of the fraud. The ongoing status of these reviews forms part of the reason for the formula- based purchase price described above, which will cause the purchase price to vary according to the ultimate determination of Evergreen's financial condition prior to closing.

Because of the situation and circumstances, Baylake anticipates that ongoing operations of Evergreen may differ significantly from its past operations because these former operations were substantially affected by the unauthorized and improper transactions by former members of Evergreen management. As a result of these unauthorized activities, Evergreen was designated a "troubled institution" by the Office of the Comptroller of the Currency ("OCC") and was also determined to be "critically undercapitalized" and thus required to address its capital needs promptly. Baylake expects that the "troubled institution" designation to be removed by the OCC upon its demonstration of resolution of related issues, and believes that with the capital infusion by Baylake discussed above, it has addressed, on a current basis, Evergreen's regulators' request for infusion of additional capital.

The acquisition transaction was negotiated at arm's length between Baylake and the representatives of M&I and Evergreen (none of whom were affiliated at that time with Baylake, its affiliates, its directors and officers and their associates. The transaction is being accounted for by Baylake using the purchase method of accounting.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998, net income increased $182,000, or 13.5%, to $1.53 million from $1.35 million for the third quarter of 1997. The annualized return on average assets and return on average equity for the three months ended September 30,

1998, were 1.28% and 13.63% respectively compared to 1.31% and 13.33%, respectively, for the same period a year ago.

For the nine months ended September 30, 1998, net income was $4.25 million, an increase of 13.4% from the $3.75 million earned during the first nine months of 1997. The annualized return on average assets and return on average equity, were 1.23% and 12.95%, respectively, compared to 1.26% and 12.71%, respectively for the same period a year ago.

The change in net income for the period is primarily due to improved net interest income and an increase in other income offset by increased other expenses.


NET INTEREST INCOME

Net interest income for the three months ended September 30, 1998 increased $253,000, or 5.8%, to $4.59 million from $4.34 million for the same period a year ago. Total interest income for the third quarter of 1998 increased $1.13 million, or 14.2%, to $9.1 million from $7.97 million for the third quarter of 1997, while interest expense increased $879,000, or 24.2%, to $4.51 million from $3.63 million in the third quarter of 1997. These changes were primarily the result of a favorable increase in the average volume of earning assets offset by increased competition related to loan pricing, particularly in the commercial sector, and deposit pricing, primarily in time deposits.

For the three months ended September 30, 1998, average earning assets increased $67.1 million, or 18.1%, when compared to the same period last year. The Company registered an increase in average loans of $32.1 million, or 11.7% for the third quarter of 1998 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 1998 decreased from 4.83% to 4.42% compared to a year ago. The average yield on interest earning assets amounted to 8.49% for the third quarter of 1998, representing a decrease of 17 basis points from the same period last year. Total loan yields declined 9 basis points to 9.07%, while total investment yields decreased 22 basis points to 6.91% as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 13 basis points to 4.59% for the third quarter of 1998, while short-term borrowing costs decreased 20 basis points to 5.54% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the three months ended September 30, 1998.

For the nine months ended September 30, 1998 average earning assets increased by $60.1 million, or 17.2%, when compared to the same period last year. Loans have continued to grow as the Company registered an increase in average loans of $33.1 million, or 12.1%, for the first nine months of 1998 compared to the same period in 1997.

Net interest margin (on a federal tax-equivalent basis) for the first nine months of 1998 declined to 4.48% from 4.86% for the same period last year. The average yield on interest-earning assets amounted to 8.61% for the first nine months of 1998, representing a decrease of 16 basis points over the same period last year. Total loan yields increased 8 basis points to 9.31% while yields on investment securities decline 5 basis points to 7.08%. The Company's average cost on interest-bearing deposit liabilities increased 25 basis points to 4.61% for the first nine months of 1998, while short-term borrowing costs decreased 2 basis point to 5.68% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the nine months ended September 30, 1998.

Another factor affecting interest margin has been the Company's effort intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) by acquiring additional funding, primarily from the Federal Home Loan Bank (FHLB) of Chicago.


PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months ended September 30, 1998 decreased $4,000, or 2.6%, to $150,000 from $154,000 for the third quarter a year ago. For the nine months ended September 30, 1998, the provision for loan losses decreased $6,000, or 1.3%, to $451,000 from $457,000 for the same period last year. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $260,000, or 29.6%, to $1.14 million for the third quarter of 1998, from $878,000 for the same period a year ago. This increase has occurred as a result of increased gains on sales of loans,increased loan servicing fees, fees on other customer services offset by decreased trust income, decreased other income and a decline in securities gains taken.

For the first nine months of 1998, non-interest income has improved $380,000, or 14.4%, to $3.02 million from $2.64 million for the same period a year ago.

Trust revenues remained stable as a result of increased trust offset by reduced estate business. Loan servicing fees showed improvement as an increase in portfolio size has provided approximately $91,000 in increased servicing fee income for the first nine months of 1998 as compared to the same period in 1997.

Gain on the sale of loans increased in the third quarter of 1998 as compared to the third quarter of 1997 as a result of increased loan sales. For the first nine months gain on sales of loans has increased $247,000, or 56.3%. Company sold the Small Business Administration ("SBA") guaranteed portion of commercial loans totaling $6.7 million and $3.9 million of mortgage loans in the nine months ended September 30, 1998, as compared to $3.8 million of commercial loans and $2.0 million in mortgage loans for the same period in 1997. The increase in fees for other services to customers primarily resulted from increased service charges on deposit products.

NON-INTEREST EXPENSE

Non-interest expense increased $254,000, or 8.0%, for the three months ended September 30, 1998 compared to the same period in 1997. Salaries and employee benefits showed an increase of $244,000 or 13.6% for the period as a result of salary increases and related benefit expense increases. Total occupancy and equipment expenses remain stable in spite of expansion efforts in the Green Bay market. Data processing expense increased $30,000 in the third quarter of 1998 primarily as a result of additional transaction volume. Other operating expense shows a decrease of $5,000 in the third quarter of 1998 as related to the same period in 1997. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.91% for the three months ended September 30, 1998 compared to 2.22% for the same period in 1997.

Non-interest expense increased $319,000, or 3.3%, for the first nine months ended September 30, 1998, compared to the same period in 1997. Salaries and employee benefits showed an increase of $400,000, or 7.6%, primarily for the same reasons as listed previous. Occupancy and equipment expenses shows a decrease of $38,000, or 2.5%, as a result of reduced depreciation expense. Data processing expense increased $48,000, or 10.2%, for the nine months ended September 30 as compared to the same period a year ago, primarily the result of additional transaction volume. Other operating expense shows a decrease of $62,000, or 2.9%, primarily a result of a reduction of $37,000 in expenses related to the Karsten Resources, Inc. operation. The overhead ratio was 1.99% for the nine months ended September 30, 1998 compared to 2.33% for the same period in 1997.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the three months ended September 30, 1998 increased $81,000, or 14.9%, to $624,000 from $543,000 for the same period one year ago. The increase in income tax provision was due to increased taxable income.

The provision for income taxes for the first nine months ended September 30, 1998 increased $123,000, or 8.0%, to $1.67 million from $1.54 million for the same period one year ago. The increase in income tax provision was due to increased taxable income.


BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

At September 30, 1998, total loans increased $26.0 million, or 8.8%, to $319.4 million from $293.4 million at December 31, 1997. The change in loan mix in the Company's portfolio resulted from an increase in commercial loans to $185.4 million at September 30, 1998 compared to $165.2 million at December 31, 1997. In addition, real estate construction loans increased to $15.4 million at September 30, 1998 compared to $14.8 million at December 31, 1997 and real estate-mortgage loans increased to $106.2 million at September 30, 1998 compared to $100.6 million at December 31, 1997.

NON-PERFORMING ASSETS

At September 30, 1998, non-performing assets amounted to $5.8 million compared to $4.7 million at December 31, 1997. Nonperforming assets at September 30, 1998 were 1.19% of total assets compared to 1.04% that existed on December 31, 1997. The ratio of non-performing assets to total loans at September 30, 1998 was 1.81% compared to 1.60% at December 31, 1997.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

At September 30, 1998, the allowance for loan losses increased $405,000 from year end 1997 to $4.3 million due to a provision expense of $451,000 offset by net charge offs over recoveries of $46,000 year to date. Although loans have continued to grow at an above average rate, the allowance for loan losses as a percent of total loans has improved slightly. The allowance is at a level currently believed to be acceptable by management. At September 30, 1998 and December 31, 1997, the allowance for loan losses as a percentage of total loans were at 1.34% and 1.32%, respectively.

INVESTMENT PORTFOLIO

At September 30, 1998, the investment portfolio increased $8.5 million, or 7.4%, to $123.4 million from $114.9 million at December 31, 1997. At September 30, 1998, the investment portfolio represented 25.4% of total assets compared with 25.5% at December 31, 1997. The increase in total investments occurred as a result of net growth in other funding sources such as Federal Home Loan Bank borrowings as compared to growth in the loan portfolio.

DEPOSITS

Total deposits at September 30, 1998 increased $32.7 million, or 9.5%, to $378.7 million from $346.0 million at December 31, 1997. Non-interest bearing deposits at September 30, 1998 increased $5.9 million, or 13.4%, to $50.1 million from $44.2 million at December

31, 1997. Interest-bearing deposits at September 30, 1998 increased $26.8 million, or 8.9%, to $328.5 million from $301.8 million at December 31, 1997. Time deposits over $100,000 show an increase of $10.7 million resulting primarily from attracting various municipal deposits. Overall deposits for the first six months tend to slightly decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

SHORT-TERM BORROWINGS

Total short-term borrowings at September 30, 1998 decreased $1.6 million to $55.0 million from $56.6 million at December 31, 1997. The decrease in short-term borrowings resulted from more growth in the overall deposits compared to growth in the investment and loan portfolios.

LIQUIDITY

As shown in the Company's Consolidated Statements of Cashflows for the nine months ended September 30, 1998, cash and cash equivalents decreased $3.3 million during the period to $11.8 million at September 30, 1998. The increase primarily reflected $5.9 million in net cash provided by operating activities and $28.4 million provided by financing activities offset by $37.6 million used in investing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net increase in loans and investment securities plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from a net decrease as a result of treasury stock purchased, dividends paid and a reduction in borrowed funds offset by a net increase in short term deposits and time deposits. An increase in loan demand offset by increased deposits for the first nine months of 1998 has resulted in a reduction in short term funding requirements through overnight correspondent fed funds purchases and Federal Home Loan Bank borrowings. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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

INTEREST RATE SENSITIVITY

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Company is slightly liability gap sensitive, although management believes that a range of plus or minus 15% (from 100% matching) within a one year pricing schedule is acceptable. The analysis considers money market index accounts and 40% of NOW accounts to be rate sensitive within three months. Regular savings, money market deposit accounts and 60% of NOW accounts are considered to be rate sensitive within one to five years. While these accounts are contractually short-term in nature, it is the Company's experience that repricing occurs over a longer period of time. The Company views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories including loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. This mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increases net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitive gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities. For the time frame within three months as of September 30, 1998, rate sensitive liabilities exceeded rate sensitive assets by $34.7 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 80.8%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $16.1 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 61.8%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 73.0%, which is outside the range of plus or minus 15% deemed acceptable by management. When the Company requires funds beyond its ability to generate them internally, it can borrow from a number of sources, including the Federal Home Loan Bank of Chicago and other correspondent banks.

Management continually review its interest risk position through its committee processes. Managements' philosophy is to maintain a relatively matched rate sensitive asset and liability position, within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                            AS OF SEPTEMBER 30, 1998


                                     Within        Four to       Seven to      One Year       Over
                                     Three          Six           Twelve        to Five       Five
                                     Months        Months         Months         Years        Years       Total
                                    ---------     ----------    ----------    ----------   ----------  ----------
(In Thousands)

Earning Assets:

  Investment Securities             $   7,420     $    1,952    $    2,968    $   52,496   $   60,909  $  125,745

  Federal funds sold                    5,218                                                               5,218

  Loans and Leases:

     Variable Rate                    107,421          1,444                      36,430            8     145,303

     Fixed Rate                        25,452         22,687        26,383        93,681        3,450     171,653
                                    ---------     ----------    ----------    ----------   ----------  ----------

Total Loans and Leases              $ 132,873     $   24,131    $   26,383    $  130,111   $    3,458  $  316,956
                                    ---------     ----------    ----------    ----------   ----------  ----------
Total Earning Assets                $ 145,511     $   26,083    $   29,351    $  182,607   $   64,367  $  447,919
                                    =========     ==========    ==========    ==========   ==========  ==========



Interest Bearing Liabilities:

  NOW Accounts                      $  20,138     $             $             $   30,000   $           $   50,138

  Saving Deposits                      65,431                                     51,107                  116,538

  Time Deposits                        55,556         32,224        46,783        38,607           13     173,183

  Borrowed Funds                       39,047         10,000         6,000           276            0      55,323
                                    ---------     ----------    ----------    ----------   ----------  ----------


Total Interest Bearing Liabilities  $ 180,172     $   42,224    $   52,783    $  119,990   $       13  $  395,182
                                    =========     ==========    ==========    ==========   ==========  ==========





Interest Sensitivity GAP            $ (34,661)    $  (16,141)   $  (23,432)   $   62,617   $   64,354  $   52,737
  (within periods)


Cumulative Interest Sensitivity       (34,661)       (50,802)      (74,234)      (11,617)  $   52,737
  GAP


Ratio of Cumulative Interest            -7.74%        -11.34%       -16.57%        -2.59%       11.77%
  Sensitivity GAP to Rate
  Sensitive Assets


Ratio of Rate Sensitive Assets to       80.76%         61.77%        55.61%       152.19%       ---
  Rate Sensitive Liabilities



Cumulative Ratio of Rate Sensitive      80.76%         77.16%        73.02%        97.06%      113.34%
  Assets to Rate Sensitive
  Liabilities

CAPITAL RESOURCES

At September 30, 1998, stockholders' equity increased $4.0 million, or 3.1%, to $45.9 million from $41.9 million at December 31, 1997. The increase resulted from net income and an increase in the market value of available for sale securities related to FAS 115 of $1.8 million less dividends paid. In addition treasury stock purchases of $211,000 were made in the nine months ended September 30, 1998, also reducing capital. At September 30, 1998, the Company's risk- based Tier 1 Capital Ratio was 10.88%, the total risk-based capital ratio was 12.02% and the leverage ratio was 8.21%. The Company and Baylake Bank continue to exceed all applicable regulatory capital requirements.


Year 2000

The Year 2000 issue relates to systems designed to use two digits rather than four to define the particular year. The Company's computer equipment, software and devices with imbedded technology that are time-sensitive may recognize date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions such as the accrual of interest, send billings, or engage in similar normal business activities.

The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For analysis purposes, the term "computer equipment and software" include systems that are commonly thought of as informational technology ("IT") systems, including accounting, data processing, teller and proof machines and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as security systems, fax machines, heating, venting, air conditioning or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. As a result of the identification and assessment efforts to date, the Company believes that certain of the data processing equipment and software it currently employs will require replacement or modification. Currently the Company attempts to obtain replacement equipment that are Year 2000 ready. With the use of internal and external resources to identify and assess needed Year 2000 remediation, the Company presently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in October 1997, will be completed by July 1998, and those efforts will be completed prior to any currently anticipated impact on computer hardware and software. As of November 1, 1998, the Company estimates that approximately 70% of the initiatives that it believes will be required to fully address Year 2000 issues related to its computer hardware and software. The projects that comprise the remaining 30% of the initiatives are in process and are expected to be completed on or about July 1998.


Year 2000 Initiative                 Time Frame      % Complete
-------------------                  ----------      ----------

Initial IT system
identification and assessment          6/30/98           100

Remediation and testing
regarding central processing
system issues                         12/31/98            85

Remediation and testing regarding
division system issues                12/31/98            50

Remediation and testing regarding
branch delivery systems                6/30/99            50

Upgrades to telephone/communication
and other systems                      6/30/99            65

Identification, assessment,
remediation and testing
regarding desktop and individual
system issues                          6/30/98           100

Identification and assessment
regarding non-IT system issues         1/31/99            75

Remediation and testing regarding
non-IT system issues                    6/30/99           25

The Company has also mailed letters to significant loan customers to determine the extent to which such entities are vulnerable to Year 2000 issues. There has been an 85% response from a list of targeted credits identified as of June 15, 1998. An estimated 80% of that list has been reviewed to determine customer awareness and readiness with regards to Year 2000 issues. Followup to those customers deemed to be non-compliant is scheduled for the first quarter of 1999. In addition, unresolved responses will be evaluated prior to June 1999. Those credits deemed to be non- compliant will be factored into a loan loss calculation model to provide additional reserves as needed to account for any additional risk assumed to exist as a result of non-compliance.

The Company has also had written and verbal response from its significant vendors and service providers.

The Company estimates that the cost of Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company will not exceed $200,000. Such amount represents approximately 10% of the Company's total actual and anticipated IT expenditures for 1998 through 1999. As of November 1, 1998, the Company had incurred costs of approximately $75,000 related to Year 2000 issues. These amounts relate to analysis, repair, or replacement of existing software or hardware, upgrades of existing software, or evaluation of information received from significant customers, vendors or other service providers. Other non-Year 2000 IT efforts have not been materially delayed or impacted Year 2000 initiatives. Currently the Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are not identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Customer's results of operations or adversely affect the Company's relationships with customers, vendors, service providers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company has completed all initial identification and assessment of both mission critical and mission non-critical. With respect to testing and remediation, mission critical systems constitute the Company's external information and data processing provider and the government Federal Reserve payments system. The Company's primary mission critical system, information and data processing, has been subject to independent testing and verification, having been examined by the Office of the Comptroller of the Currency, and has been found Y2K compliant. The Federal Reserve Bank is pursuing a course of Y2K compliance to meet all required standards on a timely basis. The Company has further identified and contacted Y2K sensitive companies to confirm Y2K preparations of related vendors, suppliers, and service providers. Given the Company's current condition of readiness, the most negative scenario upon the occurrence of the Year 2000 is the failure of supporting utilities which would require the bank to close for lack of heat and electricity. However, even in that event, the Company will have three days to regain utilities service before it incurs any interruption of normal business activities. At present, there are no known consequences which are likely to have a significant negative impact upon the Company's operations, liquidity, and financial condition.

The Company has completed a formal contingency plan recognizing the most likely worst case scenarios. The Plan sets forth specific responsibility and accountability affecting identification of Y2K related failures and processes for responding. With respect to mission critical systems, including core information and data processing activities, the Plan establishes information backup and retrieval procedures and identifies alternative delivery sources, including existing disaster recovery preparations, to continue limited business activities. With respect to mission non-critical systems, including non-critical technical systems, communications, and support equipment, the Plan allows for minor business interruption regarding inconvenience or time delays in continuing Company activities. Finally, the Plan addresses in detail plans for resumption of business activity upon the occurrence of any interruption.





Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk

Not applicable


                           PART II - OTHER INFORMATION

Item 5.  Other Information

Ground was broken for a branch in the city of Waupaca, located in the Central region. The facility will offer a full range of retail and deposit services and is expected to open late spring of 1999. Costs to complete the facility (including equipment costs) is expected to be $1.3 million.

The Company declared a stock split in the form of a three for two stock dividend payable on May 15, 1998 to shareholders of record date May 1, 1998.


Item 6.  8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K filed for three months ended September 30, 1998.

      Form 8-K filed October 15, 1998 dealing with the acquisition of Evergreen Bank.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BAYLAKE CORP.
                                   -----------------------------
                                             (Registrant)


Date:    November 13, 1998              Thomas L. Herlache
      ------------------------     -----------------------------
                                        Thomas L. Herlache
                                         President (CEO)


Date:    November 13, 1998              Steven D. Jennerjohn
      ------------------------     -----------------------------
                                        Steven D. Jennerjohn
                                         Treasurer (CFO)