Form 10-K
period 1998-12-31
BAYLAKE CORP
filed 1999-03-31
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                         to

                          Commission file number 0-8679

                                  BAYLAKE CORP.
             (Exact name of Registrant as specified in its charter)

          Wisconsin                                               39-1268055
(State or other jurisdiction of                              (I.R.S. Employer
incorporated or organization)                                Identification No.)

217 North Fourth Avenue., Sturgeon Bay,  WI                          54235
(Address of principal executive offices)                           (Zip Code)

Registrant's Telephone number, including area code:             (920)-743-5551

Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:      Common Stock $5
                                                                    Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 24, 1999 3,699,387 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $34.00 reported bid price on that date) held by non-affiliates (excludes a total of 354,285 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $113,733,468.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K Into Which
            Document                      Portions of Documents are Incorporated

Proxy Statement for 1998 Annual Meeting                   Part III
           of Shareholders

ITEM 1.  BUSINESS


General

Baylake Corp., a Wisconsin corporation organized in 1976, ("Baylake" or the "Registrant"), is a registered bank holding company under the Federal Bank Holding Company Act of 1956. Registrant was organized primarily to acquire and hold the stock of Baylake Bank ("Bank"), and to enter into such other closely related business activities as may be approved from time to time. On October 1, 1998, the Registrant acquired Evergreen Bank, N.A. ("Evergreen") and changed the name to Baylake Bank, N.A. ("BLBNA"). No payments to the seller of Evergreen have been made, but are contingently payable in May 1999 based on a formula set forth in the stock purchase agreement. The formula requires a payment of the lesser of $2 million, or the amount of recoveries of the allowance for loan losses for loans classified as being of substandard quality on the acquisition date and any other recoveries of items previously charged-off. The transaction was accounted for using the purchase method of accounting. In the subsequent discussion, Bank and BLBNA are referred to as the "Baylake Banks".



Baylake Bank

The Bank is a Wisconsin State Bank originally chartered in 1876. At December 31, 1998, the Bank had total assets of $500.9 million. It is a member of the Federal Reserve System and its deposits are insured, subject to regulatory limits, by the FDIC. It provides general banking and trust department services to commercial, industrial and individual accounts in a five county area composed of Door, Kewaunee, Manitowoc, Brown and Waupaca Counties. The Bank offers a full range of financial services, including demand deposit accounts, various savings account plans, certificates of deposit, individual retirement accounts, real estate mortgage loans, consumer and business loans, agricultural loans, safe deposit boxes, collection services, transfer agency services, a trust department, insurance agency, discount brokerage, financial planning, conference facilities and access to TYME Corporation's electronic funds transfer system. The Bank maintains a number of divisions each headed by a vice president, including a Retail Division, Commercial/Loan Division and Non-Bank Division to facilitate the provision of customer services, and three supportive divisions, the Administrative Division, Accounting Division and Operations Division.

The Bank has the following 100%-owned subsidiaries: Baylake Investments, Inc., Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., Karsten Resources, Inc. and Baylake Insurance Agency, Inc. Baylake Investments, Inc. was formed to manage certain bank assets available for investment. Bank of Sturgeon Bay Building Corporation owns the main office building, conference center facilities and underlying property of the Bank. Cornerstone Financial, Inc. manages Bank of Sturgeon Bay Building Corporation's conference center facilities. Baylake Insurance Agency, Inc. offers various types of insurance products to the general public as an independent agent. The Bank also owns a 49.6% interest in United Financial Services, Inc. ("UFS"), a data processing services company. Unaffiliated third parties own a 50.4% interest in UFS. The revenues generated by these subsidiaries and UFS amount in aggregate to less than 5% of the Bank's total income.

The Bank offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. They make real estate, commercial/industrial, agricultural and consumer loans. The Bank focuses lending activities on individuals and small businesses in its market area. Lending has been exclusively within the industrial and consumer community within their market areas. The Bank's market area consists of primarily Door County, Wisconsin. Sturgeon Bay is the county seat and major industrial and retail area of Door County. The Bank is the largest commercial bank in Door

County. The Bank operates seven branch offices (one of which are seasonal) in Door County, in addition to its main office in downtown Sturgeon Bay.

The resident population of Door County is approximately 27,250 (according to the 1990 census) with 9,250 living in the City of Sturgeon Bay. The major industries of Door County include shipbuilding, tourism, metal products manufacturing, electrical components manufacturing, and industrial oven fabrication. Most industry is centered in the Sturgeon Bay area. The rest of Door County is primarily involved in agriculture (mostly dairy farming and the production of cherries and apples), and tourism. The tourist business of Door County is seasonal, with the season beginning in early spring and continuing until late fall. The seasonal nature of the tourist business imposes increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season, although the financial needs of those involved in the delivery of tourist related services is a year around concern.

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

The Bank additionally has four locations in Brown County consisting of two permanent locations located on the Northeast side of Green Bay, one leased facility located on the Northwest side of Green Bay and one facility located in Ledgeview on the Southeast side of Green Bay. The area offers a wide and diversified manufacturing and service industry mix and is a leading area for growth in Wisconsin.

The Bank's market area also consists of two locations in Waupaca County and is located approximately 35 miles west of Green Bay. The major industries center around the production of food and related products, lumber and wood furniture and fixtures. Tourism also contributes to the local economy.

Baylake Bank, N.A.

BLBNA is a nationally chartered bank located in Poy Sippi, Wisconsin with branches in Outagamie, Waupaca, and Green Lake Counties. At December 31, 1998, BLBNA had total assets of $105.7 million. Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency due to its designation of the bank as a "troubled and critically under-capitalized" based on severe asset quality problems and significant fraudulent activities by former bank employees and directors.

BLBNA provides general banking services to commercial, industrial and individual accounts. BLBNA offers a full range of financial services, including demand deposit accounts, various savings account plans, certificates of deposit accounts, various retirement accounts, real estate mortgage loans, consumer and business loans, agricultural loans, safe deposit boxes, and collection services.


Lending and Investments

The Baylake Banks offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. They make real estate, commercial/industrial, agricultural and consumer loans. The Baylake Banks focus lending activities on individuals and small businesses in its market area. Lending has been exclusively within the State of Wisconsin. The Bank does not conduct any substantial business with foreign obligors. The markets served by the Baylake Banks include a wide variety of types of businesses; therefore, the Registrant does not believe it is unduly exposed to the problems in any particular industry group. However, any general weakness in the economy of Door, Brown, Kewaunee, Waupaca, and Waushara County areas (as a result, for example, of a decline in its manufacturing and tourism industries or otherwise) could have a material effect on the business and operations of the Registrant.

The Baylake Bank's total outstanding loans as of December 31, 1998 amounted to approximately $407.6 million, consisting of 79.7% residential, commercial, agricultural and construction real estate loans, 14.8% commercial and industrial loans, 3.8% installment and 1.7% agricultural loans.

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

Deposits

The Baylake Banks offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Bank are insured by the FDIC up to statutory limits. At December 31, 1998, the Baylake Bank's total deposits amounted to $495.3 million, including interest bearing deposits of $437.0 million and non-interest bearing deposits of $58.3 million.



Other Customer Services and Products

Other services and products offered by the Baylake Banks and subsidiaries include safety deposit box services, personal and corporate trust services, conference center facilities, an insurance agency and discount brokerage services offering stocks, bonds, annuities, mutual funds and other investment products.

Competition

The Baylake Banks competes with other financial institutions and businesses in both attracting and retaining deposits and making loans. The Bank encounters direct competition in its Door County market area from one other commercial bank as well as from two savings and loans associations and one credit union which maintain offices in Door County. The Bank encounters direct competition in its Kewaunee County market area from four other commercial banks as well as one savings and loan association and one credit union. In spite of such competition, the Bank has maintained their position within the market areas, holding better than half of all commercial bank deposits in the combined market area as of December 31, 1998. BLBNA encounters direct competition in its market area from various financial institutions. Although no assurance can be given that they will continue to do so, the Baylake Banks have been able to maintain their prominence in the market areas, even though certain competitors have considerably more financial and other resources than do the Registrant.

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

The Bank is incorporated under the banking laws of Wisconsin, and its deposits are insured by the FDIC. It is therefore subject to supervision and regulation by the Wisconsin Commissioner of Banking (the "Commissioner"), the Federal Reserve Bank ("FRB") and the FDIC. BLBNA is a national bank, subject to the supervision and regulation of the Office of the Comptroller of the Currency ("OCC"). BLBNA deposits are insured by the FDIC. As a registered bank holding company under the Bank Holding Company Act, Baylake is subject to review and regulation by the FRB (their primary regulator). Baylake is also subject to review and examination by the Commissioner under Wisconsin law.


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

Employees

At December 31, 1998, the Registrant and its subsidiary, had 229 full-time equivalent employees.

Statistical Information

The following statistical information is presented in accordance with the Securities and Exchange Commission's Guide 3, "Statistical Disclosure by Bank Holding Companies." Reference numbers relate to Guide 3.

         I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                    INTEREST RATES AND INTEREST DIFFERENTIAL

A.       Three-year comparison of Consolidated
         Average Balance Sheet (in thousands)

                                                           1998        1997         1996
                                                           ----        ----         ----
Assets
  Cash and Due from Banks                                $ 11 917    $ 10 162     $  9 168
  Investment Securities:
    U. S. Treasury                                          2 102       2 691        5 270
    U. S. Government Agencies                              67 824      58 687       50 384
    State and Municipal Obligations                        44 614      32 858       25 143
    Other Securities                                        5 629       4 475        2 967
    Market Adjustment on AFS Securities                     2 298         927           52
                                                         --------    --------     --------
      Total Investments                                  $122 467    $ 99 638     $ 83 816
                                                         --------    --------     --------
  Federal Funds Sold                                     $  6 657    $     17     $    943
  Loans, Net of Unearned Income                          $333 484    $276 639     $233 473
    Reserve for Loan Losses                               (5 833)      (3 203)      (2 792
                                                         --------    --------     --------
      Net Loans                                          $327 651    $273 436     $230 681
                                                         --------    --------     --------
  Bank Premises and Equipment                            $ 14 434    $ 12 521     $  9 925
  Other Real Estate Owned                                $     93    $     38     $    150
  Other Assets                                           $ 14 139    $ 12 441     $ 17 600
                                                         --------    --------     --------
      Total Assets                                       $497 358    $408 253     $352 283
                                                         ========    ========     ========

Liabilities and Stockholders' Equity
  Demand Deposits                                        $ 46 586    $ 41 521     $ 37 229
  NOW Account Deposits                                     41 734      38 898       36 593
  Savings Deposits                                        109 778      88 544       88 046
  Time Deposits                                           188 412     163 755      135 759
                                                         --------    --------     --------
      Total Deposits                                     $386 510    $332 718     $297 627
                                                         --------    --------     --------
  Short Term Borrowings                                  $ 57 205    $ 27 701     $  9 949
  Customer Repurchase Agreements                         $  3 637    $  1 800     $  1 841
  Long Term Debt                                         $    387    $    377          423
  Other Liabilities                                      $ 6  247    $  5 562     $  4 500
                                                         --------    --------     --------
      Total Liabilities                                  $453 986    $368 158     $314 340
                                                         --------    --------     --------
  Common Stock                                           $ 18 475    $ 12 302     $ 12 286
  Additional paid in capital                                8 718       6 038        5 989
  Retained Earnings                                        15 305      21 347       19 675
  Net Unrealized Gains (Losses) on AFS Securities           1 496         609           42
  Treasury Stock                                             (622)       (201)         (49)
                                                         --------    --------     --------
      Total Equity                                       $ 43 372    $ 40 095     $ 37 943
                                                         --------    --------     --------
      Total Liabilities and Stockholders' Equity         $497 358    $408 253     $352 283
                                                         ========    ========     ========

I.  B. INTEREST RATES AND INTEREST DIFFERENTIAL

The tables below show for the periods indicated the daily average amount outstanding for major categories of the interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average yields thereon (in thousands of dollars).

                                                                1998
                                              Amount          Interest    Yield
                                              ------          --------    -----
Interest-earning assets:
Loans, Net                                    $333 484                    9.04%
  Less: non-accruing Loans                      (4 505)
                                              --------
       Loans                                  $328 979        $ 30 161    9.17%
U.S. Treasury Securities                         2 102             135    6.42%
U.S. Government Agencies                        67 824           4 707    6.94%
State and Municipal Obligations                 44 614           3 576    8.02%
Other Securities                                 3 964             260    6.56%
Federal Funds Sold                               6 657             356    5.35%
Other Money Market Instruments                   1 665              81    4.86%
                                              --------        --------    -----
Total Interest Earning Assets (net of         $455 805        $ 39 276    8.62%
non-accruing loans)                           ========        ========    =====


Interest-bearing liabilities:
NOW Accounts                                  $ 41 734        $    852    2.04%
Savings Accounts                               109 778           4 077    3.71%
Time Deposits                                  188 412          10 826    5.75%
Short Term Borrowings                           57 205           3 188    5.57%
Customer Repurchase Agreements                   3 637             173    4.76%


Long Term Debt                                     348              32    9.20%
                                              --------        --------    -----
Total Interest-bearing Liabilities            $401 114        $ 19 148    4.77%
                                              ========        ========    =====


                                                                1997
                                              Amount          Interest    Yield
                                              ------          --------    -----
Interest-earning assets:
Loans, Net                                    $276 639                    9.22%
  Less: non-accruing Loans                      (1 269)
                                              --------
       Loans                                  $275 370        $ 25 496    9.26%
U.S. Treasury Securities                         2 691             168    6.24%
U.S. Government Agencies                        58 687           3 833    6.53%
State and Municipal Obligations                 32 858           2 755    8.38%
Other Securities                                 2 026             132    6.52%
Federal Funds Sold                                  17               1    5.88%
Other Money Market Instruments                   2 449             129    5.27%
                                              --------        --------    -----
Total Interest Earning Assets (net of         $374 098        $ 32 514    8.69%
non-accruing loans)                           ========        ========    =====


Interest-bearing liabilities:
NOW Accounts                                  $ 38 898        $    892    2.29%
Savings Accounts                                88 544           2 770    3.13%
Time Deposits                                  163 755           9 279    5.67%
Short Term Borrowings                           27 701           1 619    5.84%
Customer Repurchase Agreements                   1 800              70    3.89%


Long Term Debt                                     377              32    8.49%
                                              --------        --------    -----
Total Interest-bearing Liabilities            $321 075        $ 14 662    4.57%
                                              ========        ========    =====



                                                                1996
                                              Amount          Interest    Yield
                                              ------          --------    -----
Interest-earning assets:
Loans, Net                                    $233 473                    9.15%
  Less: non-accruing Loans                      (2 402)
                                              --------
       Loans                                  $231 071        $ 21 367    9.25%
U.S. Treasury Securities                         5 270             304    5.77%
U.S. Government Agencies                        50 384           3 494    6.93%
State and Municipal Obligations                 25 143           2 350    9.35%
Other Securities                                   569              34    5.98%
Federal Funds Sold                                 943              58    6.15%
Other Money Market Instruments                   2 398             119    4.96%
                                              --------        --------    -----
Total Interest Earning Assets (net of         $315 778        $ 27 726    8.78%
non-accruing loans)                           ========        ========    =====


Interest-bearing liabilities:
NOW Accounts                                  $ 36 593        $    868    2.37%
Savings Accounts                                88 046           2 858    3.25%
Time Deposits                                  135 759           7 644    5.63%
Short Term Borrowings                            9 949             571    5.74%
Customer Repurchase Agreements                   1 841              68    3.69%


Long Term Debt                                     423              37    8.75%
                                              --------        --------    -----
Total Interest-bearing Liabilities            $272 611        $ 12 046    4.42%
                                              ========        ========    =====

I. C. The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands).

                                                1998 COMPARED TO 1997                             1997 COMPARED TO 1996
                                                 INCREASE (DECREASE)                               INCREASE (DECREASE)
                                                     DUE TO (1)                                        DUE TO (1)
                                                                       RATE/                                           RATE/
                                    VOLUME             RATE           VOLUME          VOLUME           RATE           VOLUME
                                    ------             ----           ------          ------           ----           ------
Interest earned on:
Loans                              $4 939            ($  274)         $4 665           4 099          $   30         $ 4 129
U.S. Treasury
  Securities                          (37)                 4             (33)           (155)             19            (136)
U.S. Government
  Agencies                            616                258             874             559            (220)            339
State and Municipal
  Obligations                         964               (143)            821             684            (279)            405
Other Securities                      127                  1             128              91               7              98
Federal Funds Sold                    372                (17)            355             (56)             (1)            (57)
Other Money Market
  Instruments                         (40)                (8)            (48)              3               7              10
                                  -------            -------         -------         -------         -------         -------
Total Interest
  Earning Assets                   $6 941            ($  179)         $6 762          $5 225         ($  437)        $ 4 788
                                  =======            =======         =======         =======         =======         =======

Interest paid on:
NOW Accounts                       $   61            ($  101)        ($   40)         $   54         ($   30)        $    24
Savings Accounts                      726                581           1 307              16            (104)            (88)
Time Deposits                       1 407                140           1 547           1 581              54           1 635
Short Term
  Borrowings                        1 684               (115)          1 569           1 028              20           1 048
Customer Repurchase
  Agreements                           79                 24             103              (2)              4               2

Long Term Debt                         (3)                 3               0              (4)             (1)             (5)
                                  -------            -------         -------         -------         --------        -------
Total Interest-
  Bearing
  Liabilities                      $3 954             $  532          $4 486          $2 673         ($   57)        $ 2 616
                                  =======            =======         =======         =======         ========        =======

(1) When a change in interest is due both to rate changes and volume this analysis has been made on a fifty-fifty basis.

The table below shows the net interest earnings and the net yield on interest-earning assets for the periods indicated (in thousands of dollars).

                                   1998           1997            1996
Total Interest Income            $ 39 276       $ 32 514        $ 27 726

Total Interest Expense             19 148         14 662          12 046
                                 --------       --------        --------
Net Interest Earnings            $ 20 128       $ 17 852        $ 15 680
                                 ========       ========        ========
Net Yield on Interest-               4.42%          4.77%           4.97%
earning Assets (excluding
non-accruing loans)


Interest on tax exempt income, (i.e., interest earned on state and municipal obligations) are figured on a federal tax-equivalent basis using a tax rate of 34%.

II.  INVESTMENT PORTFOLIO

A. The carrying value of investment securities for those held to maturity (at amortized cost) and available for sale (fair market value) as of December 31, 1998, 1997 and 1996 are summarized as follows (in thousands of dollars)


                                         1998            1997            1996
                                         ----            ----            ----
Available for Sale
U.S. Treasury and Other U.S.
  government agencies                $ 20 192        $ 31 453        $ 38 924
Mortgage-backed securities             54 981          34 337          31 426
Obligations of states and
  political subdivisions               34 288          33 214          16 971

Other                                   3 075           3 958             369
                                     --------        --------        --------
                                     $112 536        $102 962        $ 87 690
Held to Maturity
Obligations of states and            $ 15 510        $ 11 937        $ 10 511
 political subdivisions
Other                                       0               0             937
                                     --------        --------        --------

                                     $ 15 510        $ 11 937        $ 11 448

Total                                $128 046        $114 899        $ 99 138



The Registrant does not hold investment securities of any issuer (other than securities of the U.S. Government or its agencies) whose book value exceeds ten percent of its stockholders equity.

II. B. The following table shows the maturities of investment securities as of December 31, 1998 and weighted average yields of investment securities (in thousands). The weighted average yields by maturity range was computed by annualizing the purchase yield income on the securities within such maturity range.




                                              One Year                  Over 1 Year
                                              or less                 Within 5 Years
                                         Amount       Yield         Amount        Yield
                                         ------       -----         ------        -----
U.S. Treasury and other U.S.
Government agencies                      $1 517       6.33%        $15 719        6.65%
Mortgage-backed securities                3 007       6.21%         28 242        6.27%
Obligations of states and
political subdivisions                    2 782       9.18%         13 471        7.37%
Other                                     1 933       4.63%                       0.00%
                                        -------       ----          ------        ----
Total                                   $ 9 239       6.79%        $57 432        6.63%



                                           Over 5 Years
                                         Within 10 Years               Over 10 Years
                                        Amount        Yield        Amount         Yield
                                        ------        -----        ------         -----
U.S. Treasury and other U.S.
Government agencies                     $ 2 956       7.42%         $ 0.00        0.00%
Mortgage-backed securities               18 605       6.14%          5 127        6.93%
Obligations of states and
political subdivisions                   12 782       7.79%         20 763        7.94%
Other                                                 0.00%          1 142        5.80%
                                        -------       ----         -------        ----
Total                                   $34 343       6.86%        $27 032        7.66%



                                        Total
                                        Amount        Yield
                                        ------        -----
U.S. Treasury and other U.S.
Government agencies                     $ 20 192       6.74%
Mortgage-backed securities                54 981       6.28%
Obligations of states and
political subdivisions                    49 798       7.82%
Other                                      3 075       5.06%
                                        --------       ----
Total                                   $128 046       6.92%




Weighted average yield on state and political subdivisions has been computed on a fully taxable equivalent basis using a tax rate of 34%.

III.  LOAN PORTFOLIO


A.  Types of Loans

The following table sets forth the comparison of the loan portfolio at December 31st of each of the past five years (in thousands of dollars).



                                         1998         1997           1996         1995           1994
                                         ----         ----           ----         ----           ----
Loans secured primarily
  By real estate:
  Secured by 1 to 4 family
  residential properties               $136 564     $100 555        $ 83 538     $ 62 271        $ 52 873

                                                      14 760
  Real estate-construction                9 553                       11 365        6 378           5 881
  Other real estate loans               178 846      118 103         104 391       83 461          69 702
Loans to farmers                          6 810        6 314           5 883        5 771           6 103
Commercial and Industrial                60 495       40 624          40 777       40 287          42 157
  Loans
Loans to individuals for
  Household, family and
  other personal
  expenditures                           15 914       13 480          15 233       12 522          16 603
All other loans                             245          140             240          193             152
                                       --------     --------        --------     --------        --------
  Total gross loans                    $408 427     $293 976        $261 427     $210 883        $193 471
Less:
  Unearned Income                          (779)        (538)           (573)        (653)           (798)
                                       --------     --------        --------     --------        --------
  Net Loans                            $407 648     $293 438        $260 854     $210 230        $192 673
                                       ========     ========        ========     ========        ========

2. As of December 31, 1998, there existed potential problem loans totaling $1,019,247 which are not now disclosed within the category "Risk Element".

The following table indicates management's assessment of potential loss at year end 1998.

                Loans in category            Loss factor           Loan loss potential
                -----------------            -----------           -------------------
                      $  923 271                   10%                       $  92 327

                          16 475                   25%                           4 119

                          67 110                   50%                          33 555

                           7 515                   75%                           5 636

                      $    4 876                  100%                           4 876
                      ----------                  ----                       ---------

   Totals             $1 019 247                                             $ 140 513

Commercial loans comprised $957,146 or 93.9% of the total loans categorized as problem loans. The other types of loans comprising this amount were consumer loans totaling $62,101 or 6.1%.



3. The Bank's loan portfolio is diversified by types of borrowers and industry groups within the Door, Brown, Kewaunee, Waushara, Outagamie, Green Lake and Waupaca county market area. Significant loan concentrations are considered to exist for a financial entity when such amounts are loaned to borrowers engaged in similar activities as would cause them to be similarly impacted by economic or other conditions. At December 31, 1998, there existed the following industry group concentrations in the Registrant's loans which exceed 10% of total loans:



                     Tourism related loans:

                Lodging Business     $51.5 million or 12.6%

                Total tourism loans  $51.5 million or 12.6%

III.  LOAN PORTFOLIO

B.  Maturity and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of loans outstanding (in thousands) as of December 31, 1998 which, based on remaining schedule repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to the sensitivity to change in interest rates.

                                                                                        Maturing
                                                                             ------------------------------
                                                                             After One
                                                          Within             But Within             After
                                                         One Year            Five Years          Five Years             Total
                                                         --------            ----------          ----------           --------
Loans secured primarily by real estate:
  Secured by 1 to 4 family
  Residential property                                   $ 25 443             $ 65 503            $ 45 618             $136 564
  Real estate - construction                                5 354                4 163                  36                9 553
  Other real estate loans                                  50 944               85 418              42 484              178 846
Loans to farmers                                            3 484                2 404                 922                6 810
Commercial and industrial loans                            18 259               21 866              20 370               60 495
Loans to individuals for household,
family and other personal expenditures                      4 661               10 971                 282               15 914
All other loans                                               245                    0                   0                  245
                                                         --------             --------            --------             --------
  Total gross loans                                      $108 390             $190 325            $109 712             $408 427
                                                         ========             ========            ========             ========



                                                                     Interest Sensitivity
                                                                     --------------------

                                                                       Fixed    Variable
                                                                        Rate      Rate
                                                                       -----    --------

                  Due after one year                                 $165 876   $134 161





C.  Risk Elements

1. The following table shows at December 31, the aggregate amounts of loans (in thousands) which are non-accrual, troubled with debt restructurings and accruing loans past due 90 days or more as to principal or interest payments.

                                         1998        1997        1996       1995       1994
                                         ----        ----        ----       ----       ----

Non-accrual loans                      $11 060     $ 1 720     $ 3 677     $ 846      $ 1 536
Troubled debt restructurings             3 028       2 930       1 000        648         815
Loans past due 90 days or more               0           0           0          0           0
                                       -------     -------     -------    -------     -------
  Total                                $14 088     $ 4 650     $ 4 677    $ 1 494     $ 2 351
                                       =======     =======     =======    =======     =======

If the non-accrual loans had been current throughout their terms, interest income would have been approximately $431,000; $202,000; $472,000; $74,000; and $117,000 for 1998, 1997, 1996, 1995 and 1994 respectively. Interest income which is recorded only as received, amounted to $216,000; $180,000; $154,000; $34,000;
and $58,000 for 1998, 1997, 1996, 1995 and 1994 respectively for these non-accrual loans.

Loans are placed on non-accrual status when they are contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is the practice of management to place such loans on a non-accrual status immediately rather than waiting until the loans become 90 days past due. When interest accruals are discontinued, interest credited to income is reversed. If collectibility is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE


A. The following table summarizes the daily average loan balances at the end of each period; changes in allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and addition to the allowance which have been charged to operating expenses (in thousands).

                                                                     December 31
                                                                     -----------
                                             1998        1997         1996         1995        1994
                                             ----        ----         ----         ----        ----
Daily average amount of  loans               $333,484    $276 639     $233 473     $201 839    $187 945
                                             ========    ========     ========     ========    ========
Balance of allowance for                     $  3 881    $  2 893     $  2 617     $  2 534    $  2 434
  possible loan losses
  at beginning of period


Loans Charged Off:
  Real estate - mortgage                          355           1           99         ----        ----
  Real estate - construction                     ----        ----         ----         ----        ----
  Loans to farmers                               ----        ----         ----         ----        ----
  Commercial/Industrial Loans                     376         199           82          158         238
  Consumer Loans                                  114         121          105           50          32
  Lease financing/other loans                    ----        ----         ----         ----        ----
                                             --------    --------     --------     --------    --------
     Total loans charged off                 $    845    $    321     $    286     $    208    $    270
                                             ========    ========     ========     ========    ========
Recoveries of loans previously
  charged off:
  Real estate - mortgage                          148           1         ----         ----        ----
  Real estate - construction                     ----        ----         ----         ----        ----
  Loans to farmers                               ----        ----         ----         ----        ----
  Commercial/Industrial Loans                     186         151           16           33          62
  Consumer loans                                   43          42           26            8          48
  Lease financing/other loans                    ----        ----         ----         ----        ----
                                             --------    --------     --------     --------    --------
     Total loan recoveries                   $    377    $    194     $     42     $     41    $    110
                                             --------    --------     --------     --------    --------
Net loans charged off                        $    468    $    127     $    244     $    167    $    160
                                             --------    --------     --------     --------    --------
Additions to allowance for
  Loan losses charged to                     $  1 135    $  1 115     $    400     $    250    $    260
                                             --------    --------     --------     --------    --------
  Operating expense
Allowance to related assets
  acquired                                   $  6 487   $      -     $    120      $      -    $      -
                                             --------   ---------    ---------     --------    --------
Allowance for loan losses at end of period   $ 11 035    $  3 881    $  2  893     $  2 617    $  2 534
                                             ========    ========    =========     ========    ========

Ratio of net charge offs
  during period to average                        .14%        .05%         .10%         .08%        .09%
  Loans outstanding


The factors which influence management's judgment in determining the additions to the loan valuation reserve are as follows:

         1. An evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS 114.


         2. The ratio of loan valuation reserves to the total loans should approximate 1.35% according to Baylake management.

         3. The reserve margin as evaluated with various loss weightings to the loan portfolio should provide a margin of .50% as related to total loans.

         4. The percentage of recoveries of loans previously charged off in relation to (1) above.

         5. The relationship of charged off loans to total loans experience.

         6. The economic stability within the market area and its impact on the loan portfolio.

B.  Allocation of Allowance for Loan Losses

For each period ended December 31, the loan valuation reserve has been allocated to the following categories in amounts deemed reasonably necessary to provide for the possibility of losses being incurred within each category. The table also sets forth the percentage of loans in each category to total loans (in thousands).



                                     1998                    1997                      1996
                                     ----                    ----                      ----

                                     Amount                  Amount                    Amount
                                     ------    Percent       ------      Percent       ------    Percent
                                               of Loans                  of Loans                of Loans
                                               in Each                   in Each                 in Each
                                               Category                  Category                Category
                                               to Total                  to Total                to Total
                                               Loans                     Loans                   Loans
                                               --------                  --------                --------
Real estate - mortgage              $6 635        77.3%      $1 900         74.4%      $1 143       71.9%

Real estate -
    construction                       100         2.3%          50          5.0%          50        4.3%

Loans to farmers                        75         1.7%          20          2.1%          20        2.3%

Commercial/industrial                3 750        14.8%       1 520         13.9%       1 300       15.7%

Consumer                               425         3.9%         371          4.6%         360        5.8%

Not allocated                           50                       20                        20
                                   -------        ----       ------        -----       ------       ----

Total                              $11 035         100%      $3 881          100%      $2 893        100%
                                   =======        ====       ======         ====       ======       ====


                                    1995                     1994
                                    ----                     ----

                                    Amount                   Amount
                                    ------     Percent       ------    Percent
                                               of Loans                of Loans
                                               in Each                 in Each
                                               Category                Category
                                               to Total                to Total
                                               Loans                   Loans
                                               --------                --------

Real estate - mortgage              $1 000        69.1%        $ 974      63.4%

Real estate -
    construction                        50         3.0%           50       3.0%

Loans to farmers                        20         2.7%           20       3.2%

Commercial/industrial                1 190        19.2%        1 133      21.8%

Consumer                               337         6.0%          337       8.6%

Not allocated                           20                        20
                                    ------        ----        ------      ----

Total                               $2 617         100%       $2 534       100%
                                    ======        ====        ======      ====

V.  DEPOSITS

The average deposits are summarized below for the periods indicated (in thousands).

                                                                                YEAR ENDED DECEMBER 31
                                                                                ----------------------
                                                             1998                       1997                        1996
                                                             ----                       ----                        ----
                                                      BALANCE        YIELD       BALANCE        YIELD       BALANCE         YIELD
Non-interest bearing demand
  deposits                                            $ 46 586       0.00%       $ 41 521       0.00%       $ 37 229        0.00%
Interest bearing demand
  deposits                                              41 734       2.04%         38 898       2.29%         36 593        2.37%
Savings deposits                                       109 778       3.71%         88 544       3.13%         88 046        3.25%
Time deposits (Excluding time
  certificates of deposit of
  $100,000 or more)                                    144 772       5.86%        130 084       5.63%        116 375        5.57%
Time Certificates of Deposit
  of $100,000 or more                                   43 640       5.38%         33 671       5.80%         19 384        5.99%
                                                      --------                   --------                   --------
Total Deposits                                        $386 510       4.08%       $332 718       3.89%       $297 627        3.82%
                                                      ========                   ========                   ========


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31 are summarized as follows (in thousands).


                                                       1998                       1997                       1996
                                                       ----                       ----                       ----
3 months or less                                    $  9 778                   $ 15 801                   $  6 411
Over 3 months thru 6 months                           17 183                      7 078                      5 376
6 months thru 12 months                               12 629                      7 621                      5 737
Over 12 months                                         8 127                      1 833                      2 349
                                                    --------                   --------                   --------
  Total                                             $ 47 717                   $ 32 333                   $ 19 873
                                                    ========                   ========                   ========

VI.  RETURN ON EQUITY AND ASSETS

The ratio of consolidated net income to average stockholders' equity and to average total assets and other ratios are as follows:


                                                                  YEAR ENDED DECEMBER 31
                                                                  ----------------------
                                                         1998             1997             1996
                                                         ----             ----             ----
Percentage of Consolidated net income to:

Average total assets (return on assets)                  1.21%            1.29%            1.34%

Average Stockholders' Equity (return
  on equity)                                            13.87%           13.14%           12.39%

Percent of dividends declared per
  common share to net income per common
  share (dividend pay-out ratio)                        52.44%           56.74%           48.44%

Percent of average stockholders' equity
  to average total assets (equity to
  assets ratio)                                          8.72%            9.82%           10.77%

VII.  Short-Term Borrowings

A. The following table shows outstanding amounts of short-term borrowings, together with the weighted average interest rates thereon, at December 31, of each of the past three years (in thousands of dollars).



                                                    1998                          1997                          1996
                                                    ----                          ----                          ----
                                               Amount          Rate          Amount          Rate          Amount         Rate

Federal Funds purchased                        $     -         0.00%         $18 373         7.07%         $21 975        6.11%

Federal Home Loan Bank borrowings               53 000         5.26%          36 000         5.88%               -

Securities Sold under agreements
to repurchase                                    3 758         4.19%           2 276         5.07%           1 845        3.55%
                                               -------         -----         -------         -----         -------        -----
                                               $56 758         5.19%         $56 649         6.23%         $23 820        5.91%
                                               =======         =====         =======         =====         =======        =====






B. The following table shows the maximum amounts outstanding of short term borrowings at any month-end during each reported period (in thousands of dollars).

                                                       1998                   1997                 1996
                                                       ----                   ----                 ----

Federal funds purchased                              $38 392                $18 373              $30 016

Federal Home Loan Bank borrowings                     36 000                 36 000

Securities sold under agreements to
repurchase                                             2 925                  2 276                2 272

C. The following table shows for the periods indicated the daily average amount outstanding for the categories of short-term borrowings, the interest paid and the weighted average rates thereon (in thousands of dollars).



                                        1998                               1997                           1996
                                        ----                               ----                           ----

                                                    Average                               Average                          Average
                               Amount     Int.        Rate        Amount     Int.           Rate      Amount      Int.       Rate
                               ------     ----      -------       ------     ----         -------     ------      ----     ------

Short-term
  borrowings:

Federal funds                  $15 107    $  898      5.94%       $20 944    $1 233         5.89%     $9 950      $571      5.74%
  purchased

Federal Home Loan Bank          42 098     2 290      5.44%         6 756       386         5.71%
  borrowings

Securities sold
  under agreements to
  repurchase                     3 637       173      4.76%         1 800        70         3.89%      1 841        68      3.69%
                               -------    ------      -----       -------    ------         -----     ------      ----      -----

Total short-term
  borrowings                   $60 842    $3 361      5.52%       $29 501    $1 689         5.73%     $11 790     $639      5.42%
                               =======    ======      =====       =======    ======         =====     =======     ====      =====

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

                                                      1998                        1997                        1996
                                                      ----                        ----                        ----

                                                 Amount        Rate          Amount        Rate          Amount         Rate

Land contract payable                            $  317        8.75%         $  369        8.50%            422         8.75%
Other                                                75        5.85%             14        4.50%              -         0.00%
                                                 ------        -----         ------        -----         ------         -----

                                                 $  392        8.20%         $  383        8.35%         $  422         8.75%
                                                 ======        =====         ======        =====         ======         =====



B. The following table shows the maximum amounts outstanding of long term debt at any month-end during each reported period (in thousands of dollars).



                                                      1998                   1997                 1996
                                                      ----                   ----                 ----

Land contract payable                                $ 317                  $ 369                $ 422
                                                                               14
Other                                                $  89



C. The following table shows for the periods indicated the daily average amount outstanding for the categories of long term debt, the interest paid and the weighted average rates thereon (in thousands of dollars).



                                        1998                           1997                          1996
                                        ----                           ----                          ----

                                                 Average                         Average                        Average
                               Amount    Int.      Rate       Amount     Int.      Rate      Amount     Int.      Rate
                               ------    ----    --------     ------     ----    -------     ------     ----    -------
Long term debt:

Land contract payable          $  317    $ 27      8.54%      $  369     $ 31     8.50%      $  423     $ 37     8.75%

ITEM 2.  PROPERTIES

Registrant directly owns no real properties of any kind. However, Bank owns seventeen branches and leases the main office building from its subsidiary the Bank of Sturgeon Bay Building Corporation.

The main office building located in Sturgeon Bay serves as headquarters for Registrant as well as the main banking office of Bank. The main office also accommodates the expanded business of the Bank, primarily an insurance agency and financial services. The eighteen branches owned or leased by Bank are conveniently located throughout the market area served by Bank, including the counties of Door, Kewaunee, Brown, Manitowoc, and Waupaca. All properties are in good condition and considered adequate for present and near term requirements.

BLBNA leases and operates three branch offices in Green Lake, Outagamie and Waupaca Counties, in addition to its main office in downtown Poy Sippi.

ITEM 3.  LEGAL PROCEEDINGS

Registrant and BLBNA are presently involved in two legal actions which may have a significant impact. The first action is a foreclosure by BLBNA on delinquent loans in which the defendant has counterclaimed against the bank under a lender liability complaint. The amount of potential loss may exceed $500,000 if the liability claim is successful. The second action is a claim of fraud brought by the shareholders of Evergreen of Wisconsin, Inc.("Evergreen"), the former owner of BLBNA against the former president of Evergreen. BLBNA is included as a party defendant due to the former president's position as president of BLBNA. The amount of potential loss may exceed $500,000 if the claim is successful. Management intends to defend these claims vigorously.

Registrant, in conjunction with the acquisition of BLBNA, is subject to various other lawsuits, claims, and counterclaims. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. Although the Registrant believes that amounts provided in its financial statements are adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from these matters will not have a material adverse affect on its financial condition, results of operations or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of December 31, 1998, cannot be determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names of executive officers of the Registrant and position within the Registrant.

Thomas L. Herlache                    Chairman, President, CEO and
                                      Director of Baylake Corp.
Richard A. Braun                      Vice Chairman, Executive Vice
                                      President and Director of Baylake
                                      Corp.
Paul C. Wickmann                      Vice President
Daniel F. Maggle                      Secretary
Steven D. Jennerjohn                  Treasurer
Robert M. Zubella                     Vice President

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Historically, trading in shares of Baylake Corp. Common Stock has been limited. Since mid-1993, Baylake Common Stock has been listed on the OTC Bulletin Board (Trading symbol: BYLKBB), an electronic interdealer quotation system providing real-time quotations on over 4,000 eligible securities. Previously, Baylake Common Stock was listed on the NASDAQ Pink Sheets. Trading in Baylake Common Stock has been conducted principally by certain brokerage and investment firms with offices in Door County, Wisconsin which have provided price quotations, and have assisted individual holders of Baylake Common Stock who wish to sell their shares. In addition, since May 1993, prices for Baylake Common Stock have generally been reported daily in The Milwaukee Journal Sentinel based on information provided by a local brokerage firm.

The following table summarizes high and low bid prices and cash dividends paid for the Baylake Common Stock for the periods indicated. Bid prices are computed from those obtained from two brokerage firms, and, since May 1993 from bid prices reported in The Milwaukee Journal Sentinel. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions. Prices and dividends per share quoted have been adjusted for a 3 for 2 stock dividend paid on May 15, 1998.




                       Calendar        High         Low          Cash
                       period                                    dividends
                                                                 per share
1997                   1st Quarter     $17.91       $16.00       $0.160
                       2nd Quarter     $17.50       $15.83       $0.160
                       3rd Quarter     $19.00       $16.67       $0.160
                       4th Quarter     $20.00       $17.67       $0.333
1998                   1st Quarter     $23.33       $18.83       $0.170
                       2nd Quarter     $26.00       $21.00       $0.170
                       3rd Quarter     $29.50       $25.00       $0.170
                       4th Quarter     $34.00       $27.00       $0.350

Baylake had approximately 1,584 shareholders of record at March 22, 1999. Baylake paid a special dividend of $.167 per share cash dividend in December 1997 and $.17 per share cash dividend in December 1998.

Dividends on Baylake Common Stock have historically been paid in cash on a quarterly basis in March, June, September and January, and Baylake expects to continue this practice for the immediate future. The holders of Baylake Common Stock are entitled to receive such dividends when and as declared by Baylake's Board of Directors. The ability of Baylake to pay dividends is dependent upon receipt by Baylake of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state chartered banks, generally limit the payment of dividends on bank stock to the bank's undivided profits after all payments of all necessary expenses, provided that the bank's surplus equals or exceeds its capital. In determining the payment of cash dividends, the Board of Directors of Baylake considers the earnings, capital and debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, financial conditions of Baylake and the Bank, and other relevant factors. Baylake maintains a dividend reinvestment plan which enables participating shareholders to elect to purchase shares of Baylake Common Stock in lieu of receiving cash dividends. Such shares may be newly issued securities or acquired in the market, and will be purchased on behalf of participating shareholders at their then fair market value.

ITEM 6.  SELECTED FINANCIAL DATA

                    Year Ended December 31

                   1998              1997              1996              1995              1994


Interest Income    $38,061           $31,577           $26,926           $24,487           $21,445

Interest Expense   $19,148           $14,662           $12,046           $10,131           $ 7,556

Net Interest       $18,913           $16,915           $14,880           $14,356           $13,889
Income

Provision for      $ 1,135           $ 1,115           $   400           $   250           $   260
Loan Losses

Other Income       $ 4,377           $ 4,068           $ 3,451           $ 2,581           $ 2,320

Other Expense      $13,891           $12,571           $11,289           $ 9,894           $ 9,689

Income before      $ 8,264           $ 7,297           $ 6,642           $ 6,793           $ 6,260
Income taxes

Net Income         $ 6,017           $ 5,270           $ 4,703           $ 4,644           $ 4,430

Earnings per
share:


Basic
earnings
per share          $ 1.64            $ 1.43            $ 1.28            $ 1.26            $ 1.21

Diluted            $ 1.61            $ 1.43            $ 1.27            $ 1.25            $ 1.21

Dividends per      $  .94            $  .81            $  .62            $  .76            $  .68
share

Total assets
(000's)          $607,438          $450,062          $395,356          $309,428          $287,107

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on the current expectations of management. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," and other such words are intended to identify such forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Registrant, that could materially differ from what may be expressed or forecasted in such forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the national economy.

On July 1, 1996, the Registrant consummated its acquisition of Four Seasons of Wis, Inc. ("Four Seasons"), in a cash transaction totaling $13.875 million. The acquisition was accounted for using the purchase method of accounting, therefore it would affect future operations.

On October 1, 1998, the Registrant acquired Evergreen Bank, N.A. and changed its name to Baylake Bank, N.A. No payments to the former shareholder have been made, but are contingently payable in May 1999 based on a formula set forth in the stock purchase agreement. The acquisition was accounted for using the purchase method of accounting, therefore it would affect future operations. See Note 13 of Notes to Consolidated Financial Statements for additional details on this transaction.

All per share information has been restated to reflect the 3-for-2 stock dividend paid on May 15, 1998, to shareholders of record May 1, 1998.

Results of Operations

Net income in 1998 was $6,0 million, a 14.2% increase from the $5.3 million in 1997. Net income for 1997 showed a 12.1% increase over the 1996 earnings. Basic operating earnings per share increased to $1.64 per share in 1998 compared with $1.43 in 1997, an increase of 14.7%. Basic operating earnings per share in 1997 showed a 11.8% increase over 1996 results of $1.28 per share. On a diluted operated earnings per share basis, the Registrant recorded $1.61 per share in 1998, compared to $1.43 and $1.27 per share in 1997 and 1996, respectively.

Net income for 1998 includes amortization expense of $327,000 of goodwill related to the purchase of Four Seasons and $72,000 related to the acquisition of BLBNA. This expense reduced after-tax net income in 1998 by $399,000 or earnings per share by $.11. Net income for 1997 reflected amortization expense of $326,000 related to goodwill, thereby reducing after-tax earnings per share by $.09.

In spite of an interest rate environment affected by a flattening yield curve and increased competition, net interest income improved. Net interest income for 1998 improved $2.0 million or 11.8% over 1997 levels. Net interest income for 1997 improved $2.0 million or 13.7% over 1996 levels. Interest income increased by 20.8% while interest expense increased 30.6%.

Other income increased $309,000 or 7.6%. The primary factors increasing other income were an increase in loan servicing fees, gains on sales of loans, and fees for other services to customers offset by a decrease in securities gains.

Non-interest expense increased $1.3 million or 10.5% over 1997 levels. Factors contributing to the increase were increased personnel expenses, equipment expense and other operating expenses.

For 1998, return on average assets declined to 1.21% compared with 1.29% in 1997 and 1.34% in 1996. This ratio declined as a result of the various factors discussed above combined with an average asset growth rate of 21.8% in 1998.

Return on average stockholders' equity in 1998 showed an increase of 13.87% compared to 13.14% in 1997 and 12.39% in 1996. The increase in 1998 compared to 1997 occurred as a result of increased net income, a lower average capital to average asset ratio and the factors described above.

Cash dividends declared in 1998 increased 6.2% to $.86 per share compared with $.81 in 1997. This compares to an increase of 30.7% in 1997 dividends as compared to 1996.

Net Interest Income

Net interest income is the largest component of the Registrant's operating income (net interest income plus other non-interest income) accounting for 82.1% of 1998 total operating income, as compared to 81.4% in 1997 and 82.0% in 1996. Net interest income represents the difference between interest earned on loans, investments and other earning assets offset by the interest expense attributable to the deposits and the borrowings that fund them. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax-equivalent basis reached $20.1 million in 1998, an increase of 12.7% from $17.9 million in 1997 (and $15.7 million in 1996). The improvement in 1998 net interest income of $2.2 million was due in part to an increase in the volume of net average earning assets of $1.7 million. In spite of this, average earning assets increased 21.8% offset by an increase of 24.9% in average interest-bearing liabilities. The benefit from an increase in earning assets and non-interest bearing deposits were offset, in part, by an increase in interest-bearing liabilities, a decline in the yield on earning assets and an increase in the cost of interest paying liabilities. As a result, interest income increased 20.8% while interest expense for 1998 increased 30.6%.

Average loans outstanding grew from $276.6 million in 1997 to $333.5 million in 1998, an increase of 20.6% of which, approximately $22.3 million is attributable to the BLBNA purchase. The increase in loan volume also was a significant contributing factor to the increase in interest income. Average loans outstanding increased from $233.5 million $276.6 in 1996 to $276.6 million in 1997, an increase of 18.5%. The mix of average loans to average total assets increased slightly from 66.3% in 1996 to 67.7% in 1997 and declined slightly to 67.1% in 1998. The relationship of greater loan composition in the asset mix has provided a source of higher yielding assets, which has contributed to an increase in net interest income.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased 27 basis points in 1998 to 3.85% from 4.12% in 1997, as the average yield on earning assets decreased 7 basis points while the average rate paid on interest-bearing liabilities increased 20 basis points over the same period. The decrease in interest rate spread followed a decline of 24 basis points in 1997 compared to a spread of 4.36% in 1996. The decrease in the Registrant's earning assets yield reflects a declining rate environment which impacted rates on the variable priced loans in the last quarter of 1998 and increased competition. Increased investment interest income resulting from an increased investment portfolio combined with higher yields on the investment portfolio have offset some of the decline in interest rate spread. Yields on interest-paying liabilities increased 20 basis points. Increased competition for retail deposits and new product offerings increased yields on interest bearing deposits by 19 basis points from 4.44% in 1997 to 4.63% in 1998. Additionally, as a result of an effort intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging), Bank was able to acquire additional funding, primarily from the Federal Home Loan Bank ("FHLB") of Chicago. This effort increased the percentage of short-term borrowings as a percentage of interest-bearing liabilities to 14.35% in 1998 compared to 8.6% in 1997. Although yields on these borrowings decreased 27 basis points in 1998 compared to 1997, their higher rates (as compared to rates paid on deposits) and the higher percentage of borrowings to interest-bearing liabilities contributed to an overall increase in the yields paid on interest-bearing liabilities.

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

The net interest margin for 1998 was 4.42% compared to 4.77% in 1997. The decline in net interest margin was primarily the result of the 27 basis point decline in the interest rate spread. The impact from competition as it relates to the commercial loan portfolio and costs related to new product offerings had a negative affect on the change in net interest margin. The free funds ratio, or the level of non-interest bearing funds that support earning assets, declined to 19.7% from 21.4% in 1997, which contributed to the reduction in net interest margin.

The net interest margin for 1997 was 4.77% compared to 4.97% in 1996 as interest rate spread declined during that period. The decrease in 1997 occurred primarily as the result of the 24 basis point decline in the interest rate spread offset by an increase in the average earning assets to average asset ratio. Increased competition especially as it relates to the commercial loan portfolio had a negative affect on net interest margin.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.7% in 1997 compared with 91.6% in 1996 and 89.6% in 1996. The ratio remained stable in 1998 as a result of efforts to increase interest earning assets using such sources as FHLB for funding increased loan demand. This was offset by increased non-accrual loans, primarily the result of the BLBNA acquisition.

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

Changes in the levels of market interest rates also affect net income, but are less directly under the control of the Registrant. Although a stable rate environment has been experienced, management believes that a gradual increase in interest rates will not adversely affect the earning capacity of the Registrant. Past experience has shown that, although the Registrant remains in a short-term negative interest rate sensitivity gap, deposits tend not to be repriced as quickly as loans in a rising rate scenario and are repriced more frequently in a falling interest rate environment. More discussion on this subject is referenced in the section titled "Interest Rate Sensitivity".

Provision for Loan Losses

Provision for loan losses in 1998 at $1,135,000 compares to a provision of $1,115,000 for 1997 and $400,000 for 1996. Net charge-offs in 1998 were $468,000 compared with net charge-offs of $127,000 in 1997 and $244,000 in 1996. Net charge-offs of $166,000 occurred as a result of BLBNA results. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were .14% in 1998 compared with .05% in 1997 and
 .10% in 1996. The provision was increased as a result of higher average loan growth experienced compared to an allowance for loan loss levels that has declined in recent years. Additional provisions of $300,000 were made as a result of review of the BLBNA loan portfolio. Entry into new markets has allowed management the opportunity to re-evaluate the methodology used in providing adequate provision for potential loan losses. Management's determination of the provision for loan is based on several factors. Factors considered include evaluation of the loan portfolio, current domestic conditions, loan volume, loan growth, loan portfolio composition, levels of non-performing loans, trends in past due loans, and the evaluation of various problem loans for loss potential. Net charge-offs to average loans remain comparatively low in spite of above average loan growth due to higher underwriting standards and improved collection efforts.

The Registrant's charge-off level for 1999 will continue to be affected as a result of the purchase of BLBNA. The Registrant anticipates charge-off levels in 1999 to be higher than 1998 and generally higher than recent historical charge-off levels, although the Registrant believes adequate coverage exists as a result of the Allowance for Possible Loan Losses acquired as a result of the BLBNA acquisition.

Non-Interest Income

Total non-interest income for 1998, excluding securities transactions, was $601,000 more than 1997, a 15.9% increase. In 1997, total non-interest income was $363,000 more than 1996, a 10.6% increase. Trust service fees, loan servicing fees, gains from sales of loans and service charges continue to be the primary components of non-interest income.

Trust fees decreased $40,000 or 8.2% in 1998 compared to 1997, primarily as a result of a reduction in trust estate business. This compared to a decrease of $120,000 or 19.6% in 1997 compared to 1996, primarily for the same reasons as listed above.

Loan servicing fees increased $115,000 or 15.7% to $846,000 in 1998. This followed an increase of $57,000 or 8.5% increase to $731,000 in 1997. The increase in 1998 occurred as a result of increased servicing income due to a larger portfolio of commercial loan business sold on the secondary market and serviced by Registrant.

Gains on sales on loans in the secondary market increased $215,000 to $893,000 in 1998 primarily as a result of increased gains from sales of mortgage loans. Increased mortgage loan business amounted to $17.3 million of loans sold in 1998.

Service charges on deposit accounts showed an increase of $230,000 or 26.0% over 1997 results accounting for the improvement in fee income generated for other services to customers. $52,000 of the increase stemmed from the operations of BLBNA.

Included in 1998 other income are recoveries of $100,000 related to the BLBNA operation, providing the increase to other income as related to 1997 results.


Non-Interest Expense

Non-interest expense in 1998 increased $1.3 million or 10.5% compared to 1997 results primarily as a result of increased personnel, equipment, data processing, and other operating expense. This followed a $1.3 million or 11.4% increase in 1997 as compared to 1996.

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $7.8 million in 1998, an increase of $769,000 or 11.0% as compared to 1997 results. The increase in 1998 primarily resulted from additional staffing increases (including the addition of BLBNA), increased benefit costs, and normal salary increases. Salary and employee benefits expense in 1997 totaled $7.0 million, an increase of $733,000 or 11.7% as compared to 1996 results. The 1997 increase resulted primarily from additional staffing increases, increased benefit costs, and normal salary increases.

Bonuses arising from the Registrant's Pay-for-Performance Program amounted to $205,000 in 1998 compared to $390,000 in 1997, a decrease of 47.4%. This program is designed to reward various divisions if certain goals are met in achieving improvement in income and reaching certain levels of performance on return on equity. As a result of certain goals on return on equity not being achieved, the bonus payout was less, therefore bonus expense decreased.

The Registrant's 401(k) profit sharing plan covering all employees who qualify as to age and length of service increased $55,000 or 13.0% over 1997 levels. Expenses in the same category were up $46,000 or 12.2% over 1996 levels.

The number of full-time equivalent employees increased to 229 in 1998 from 190 in 1997, an increase of 20.5%. 25 full time equivalent employees were added in 1998 as a result of the BLBNA acquisition. Employee levels in 1997 increased to 199 from 185 in 1996, an increase of 2.7%. Other than resulting from the BLBNA acquisition, these increases occurred primarily in the Green Bay market with emphasis on additional personnel for sales and calling programs in that particular market. As the Registrant expands to take advantage of business opportunities and the related revenues, management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to occur in future years.

Net occupancy expense for 1998 showed an increase of $1,000 as compared to 1997. This increase followed an increase of $298,000 or 34.3% in 1997. The only addition in 1998 occurred as a result of opening a branch in Ledgeview offset by a reduction in expenses related to maintenance and repairs. The 1997 expense increase resulted from expansion costs in the development of the Green Bay region and two new branches completed in 1997 for the Door County market area (Egg Harbor and West Side locations) resulting in additional depreciation expense, real estate tax expense, and other occupancy costs.

Equipment expense increased $156,000 or 18.0% compared to 1997. This followed an increase of $5,000 or .6% in 1997. The increase resulted from depreciation expense from past capital expenditures for equipment which were made to enhance the Registrant's technological capabilities. $98,000 of the increase occurred as a result of the BLBNA acquisition.

Data processing expense in 1998 increased $57,000 or 8.9% due to volume increases, conversion expense, and technology enhancements. This followed an increase of $94,000 or 17.2% in 1997 compared to 1996. Management estimates that data processing expense should show relatively flat increases with only adjustments related to any volume increase incurred by Registrant.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). As a result, the Registrant has shown varied results. Other real estate owned expenses showed a net loss of $15,000 in 1998 as a result of various operating expenses occurring on property held at year end. Other real estate owned expenses showed a net loss of $30,000 in 1997 as a result of a loss on sale of approximately $17,000 on a commercial property disposed of in 1997 along with various operating costs expensed during 1997. Other real estate owned showed net income of $188,000 in 1996 a result of gains on sale of approximately $96,000 taken on three commercial properties disposed of in 1996. Additionally, a gain of $155,000 was recognized as a result of sales proceeds from the disposal of additional lot sales of Idlewild Valley, a former subsidiary of the Bank whose value was written off in 1988.

Other operating expenses in 1998 increased $352,000 or 12.3%. Included in 1998 expenses were amortization of goodwill related to the Four Seasons acquisition of $327,000 (the same as in 1997) and amortization of $72,000 related to the BLBNA acquisition. This compares to a decrease of $66,000 or 2.3% in 1997 compared to 1996.

Supplies expense shows an increase of $58,000, or 17.9% in 1998 as compared to 1997. $28,000 of the increase occurred as a result of BLBNA operations.

Payments to regulatory agencies increased $60,000 to $101,000 for 1998. $59,000 of the increase occurred as a result of BLBNA. For the Bank, these charges related to a debt service assessment related to Financing Corporation (FICO). A risk classification rating of 1A (rating assigned to well-capitalized institutions) allowed Bank to experience no Federal Deposit Insurance Corporation (FDIC) assessments in 1998. BLBNA has been assigned a risk classification rating of 3B (rating assigned to troubled and critically under capitalized institutions) therefore in addition to a FICO assessment, BLBNA also receives a FDIC assessment.

Other items comprising other operating expense shows an increase of $162,000 or a 7.5% increase in 1998 compared to 1997. Additional marketing and advertising expense of $95,000 account for much of this increase, as entry into newer markets contributed to more extensive and costlier media advertising expense. Director fees and other related costs show an increase of $40,000 in 1998 due to additional regional boards established in the year for purposes of keeping involvement in the communities served by Bank, thereby allowing various levels of decision-making to be made in the regions formed. The overhead ratio ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 1.91% for 1998 compared to 2.08% for 1997 and 2.22% for 1996. Registrant continues its commitment to deliver quality service and products for its customer base.

Income Taxes

Income tax expense for the Registrant in 1998 was $2.2 million, an increase of $220,000 or 10.9% compared to 1997. This followed an increase of $88,000 or 4.5% in 1997 compared to 1996. The higher tax expense in 1998 and 1997 reflected the Registrant's increase in before tax earnings offset by an increase in tax-exempt interest income.

The Registrant's effective tax rate (income tax expense divided by income before taxes) was 27.2% in 1998 compared with 27.8% in 1997 and

29.2% in 1996. Of the 27.2% effective tax rate for 1998 the federal effective tax rate was 27.0% while the Wisconsin state effective tax rate was .2%.

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

Balance Sheet Analysis

Loans

Total loans outstanding grew to $407.6 million at December 31, 1998, a 39.1% increase from the end of 1997. BLBNA accounted for $76.6 million of the loans at December 31 or 26.2% of the increase. This follows a 12.5% increase at December 31, 1997 over 1996 year end.

The commercial, financial, and agricultural loan classification primarily consists of commercial loans to small business. Loans of this type are in a broad range of industries and include service, retail, wholesale, and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Waupaca, Waushara and Kewaunee counties, Wisconsin. The credit risk related to commercial loans made by the Registrant's subsidiaries is largely influenced by general economic conditions (especially those applicable to the Door County market area) and the resulting impact on a borrower's operations.

Commercial loans and commercial real estate loans (including construction loans) totaled $255.7 million at year end 1998 and comprised 62.4% of the loan portfolio compared with 61.2% of the portfolio at the end of 1997. Loans in these classifications grew $75.9 million or 42.2% during 1998. BLBNA loans in the acquired through acquisition accounted for $37.2 million or 20.7% of the increase.

The following tables set forth loan composition (net of unearned income) at December 31 (in thousands of dollars):

                            1998                          1997                           1996

                            Amount         % of Total     Amount          % of Total     Amount          % of Total
Real estate-                $136 225       34%            $100 352        34%            $ 83 334        32%
resident
Real estate-
construction                $  9 553        2%            $ 14 760         5%            $ 11 365         4%
Real estate-                $178 406       43%            $117 768        40%            $104 136        40%
commercial/
agricultural
Commercial/
agricultural                $ 67 550       17%            $ 47 078        16%            $ 46 786        18%
Consumer/
Installment                 $ 15 914        4%            $ 13 480         5%            $ 15 233         6%
Total loans
(net of unearned            $407 648                      $293 438                       $260 854
income)

                            1995                          1994

                            Amount          % of Total    Amount                         % of Total
Real estate-                $ 62 059       29%            $ 52 474                       27%
residential
Real estate-                $  6 378        3%            $  5 881                       3%
construction
Real estate-                $ 83 177       40%            $ 69 303                       36%
estate-commercial/
agricultural
Commercial/
agricultural                $ 46 094       22%            $ 48 412                       25%
Consumer/Installment        $ 12 522        6%            $ 16 603                       9%
Total Loans,
(net of unearned            $210 230                      $192 673
income)

Real estate loans (including construction loans) secured by non-residential real estate properties involve borrower characteristics similar to those for commercial loans. Because of their similarities, they are combined with commercial loans for purposes of analysis and discussion.

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

The Registrant's loan portfolio is diversified by types of borrowers and industry groups within the market areas served. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions. At December 31, 1998, there existed the following industry group concentrations in the Registrant's loans which exceeded 10% of total loans:

                             Tourism related loans:

Lodging business                                       $51.5 million or 12.6%
Total tourism loans                                    $51.5 million or 12.6%


The Registrant has a significant loan concentration because of tourism based loans. The Registrant must serve the credit needs of its market, with one of the key industries being tourism. Being a community bank, however, the Registrant must also meet the other needs of its market area. For that reason the Registrant realizes that the economic conditions of its market area directly impact the Registrant's performance levels. Any general weakness in the Door, Brown, Kewaunee, Waupaca, or Waushara County areas could have a material effect on the business and operations of the Registrant, although management believes that it is not unduly exposed to problems in any particular industry group.

Real estate residential mortgage loans totaled $136.2 million at the end of 1998 and comprised 33.6% of the loan portfolio at the end of 1998. Loans grew $37.3 million or 37.1% during 1998. BLBNA accounts for $36.1 million in loans in this category. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties with the market areas served by the Registrant. Residential real estate loans generally contain a limit for the maximum loans to collateral value of 75% to 80%. Private mortgage insurance may be required when the loan to value exceeds these limits. Residential real estate loans are written normally with a one, two, or three year balloon feature.

In 1997, the Registrant offered adjustable indexed interest mortgage loans based upon market demands. At year end 1998, those loans totaled $39.2 million dollars. Adjustable indexed interest rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, plus an additional mark-up of 2.75% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

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

The Registrant also participates in a secondary fixed mortgage program under the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. These loans are sold on the secondary market and the Registrant retains servicing rights. At December 31, 1998, these loans totaled $35.8 million.

Additionally in the last quarter of 1997, Registrant offered fixed rate mortgages through participation in secondary fixed rate mortgage programs under private investors. These loans are sold on the secondary market with servicing rights sold retained by buyer.

Installment loans to individuals totaled $15.9 million or 3.9% of the total loan portfolio at December 31, 1998 compared to $13.5 million or 4.6% at end of 1997. BLBNA accounted for $3.6 million of these loans at December 31, 1998. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas served by the Registrant. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, adequate allowance for possible loan losses, and conservative non-accrual and charge-off policies.


Allowance for Possible Loan Losses

At December 31, 1998, the allowance for possible loan losses ("APLL") of $11.0 million represented 2.71% of total loans, up from 1.32% at December 31, 1997. APLL of $6.5 million was acquired as a result of the BLBNA acquisition. Loans grew at a rate of 39.1% (BLBNA accounts for 26.2% of growth) from December 31, 1997 to year-end 1998, while the allowance grew at a higher rate. Net charge-offs increased in 1998 as compared to 1997. As loans have grown in the Bank's portfolio, management did not believe there existed any trends indicating any undue portfolio risk. There exists potential asset quality problems in the loan portfolio acquired in the BLBNA purchase although management believes sufficient reserves have been provided in the APLL acquired in the BLBNA purchase to absorb potential losses in the loan portfolio. In the three months since the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate potential problem loans stemming from the BLBNA acquisition. As an integral part of their examination process on BLBNA since the acquisition, various regulatory agencies have also done a review on these loans. Although no assurance can be given, management feels that the majority of these loans have been identified. Ongoing efforts are being made to collect these loans and involve the legal process where necessary to minimize risk of further deterioration of these loans for full collectibility.

At December 31, 1997, the allowance for possible loan losses of $3.9 million represented 1.32% of total loans compared with 1.11% at the end of 1996.

Commercial, agricultural and other loan net charge-offs represented 40.6% of the total net charge-offs as compared with 37.8% of total net charge-offs in 1997. Real estate mortgage loan net charge-offs represented 44.2% of total net charge-offs in 1998 as compared to none in 1997. Installment loan net charge-offs represented 15.2% of total net-charge-offs as compared with 62.2% in 1997. In the commercial loan sector, four loans totaling $205,000 accounted for the net charge-offs. One real estate residential loan of $157,000 accounted for the real estate loan net charge-offs. The majority of charge-offs from installment credits occurred as a result of automobile loans. $43,000 of net-chargeoffs occurred. Credit card loans showed net charge-offs of $28,000 in 1998 compared with net charge-offs of $19,000 in 1997. Although the Bank has experienced higher interest returns on approximately $1.1 million in credit card balances, credit card loans are inherently risky in nature. The Bank continues to work with the credit card issuer to solicit quality loan accounts based on designated criteria and actively pursue collection efforts in a more timely fashion. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

Management regularly reviews the adequacy of the allowance for possible loan losses to ensure that the allowance is sufficient to absorb potential losses arising from the credit granting process. Factors considered include the levels of non-performing loans, other real estate, trends in past due loans, loan portfolio growth, changes in loan portfolio composition, historical net charge-offs, present and prospective financial condition of borrowers, general and local economic conditions, specific industry conditions, other factors which could affect potential credit losses such as Year 2000 issues related to borrowers, and other regulatory or legal issues that could affect the Registrant's loss potential.

Management believes that the balance of the allowance for possible loan losses as of December 31, 1998 is sufficient to absorb potential loan losses.





Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management remains committed to a philosophy that encourages early identification of non-accrual and problem loans. The philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Non-performing loans remain a leading indicator of future loan loss potential. Non-performing loans are defined as non-accrual loans, guaranteed loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collectibility of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. Previously accrued interest and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received on a cash basis and a determination has been made that the loan's principal is collectible. If the collectibility of principal is doubtful, payments received are applied to loan principal.

Restructuring loans involve the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes.

Non-performing loans at December 31, 1998 were $14.1 million compared to $4.7 million at December 31, 1997. Non-accrual loans represent $11.1 million of the total of non-performing loans, of which $9.6 million was acquired with the BLBNA acquisition. Real estate non-accrual loans account for $6.9 million of the total (of which $2.9 million was residential real estate), while commercial and industrial non-accruals account for $3.9 million. With the exception of $3.3 million in three commercial loans that are unsecured, management believes collateral is sufficient in the event of default. Troubled debt restructured loans represent $3.0 million of non-performing loans at December 31, 1998 compared to $2.9 million at December 31, 1997. Approximately $1.9 million of this total consists of one commercial real estate credit which has been granted various concessions and had experienced past cashflow problems. This credit was current at December 31, 1998. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non-performing loans to total loans at the end of 1998 was 3.5% compared to 1.6% at 1997 year end. The Registrant's APLL was 78.3% of total non-performing loans at December 31, 1998 compared to 83.3% at year end 1997.

Potential problem loans are performing loans in which there is doubt that the borrower will be able to comply with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Registrant expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loan and recognize that a higher degree of risk is associated with these nonperforming loans. At December 31, 1998, potential problem loans amounted to a total of $1.0 million compared to a total of $696,000 at year end 1997. $916,000 of the problem loans stem from two commercial credits who are experiencing cashflow concerns. Various commercial loans totaling $42,000 and consumer loans totaling $62,000 make up the remaining totals. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses.

The placement of performing loans in the potential problem loan category indicated management's willingness to more closely monitor the financial condition of the borrower and collateral positions of the Registrant or will strengthen the loans with additional collateral if significant losses from credits are expected in this category.

Other real estate owned which represents property to which the Registrant has acquired through foreclosure or in satisfaction of debt, consisted of two properties totaling $566,000 at year-end 1998. This compared to no real estate property at year-end 1997. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Net cost of operation of other real estate for 1998, 1997, and 1996 consists of the following (in thousands of dollars):

                                      1998                       1997                       1996

Loss on  disposition  of  properties  $15                        $30                        $ 102
and other costs

Gains on  disposition  of properties                                                         (290)
and expense recoveries

Net (gains) losses                    $15                        $30                        $(188)


Investment Portfolio

The investment portfolio is intended to provide the Registrant with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

Investment securities are classified as held to maturity or available for sale. The Registrant has determined at year end 1998 that all of its taxable issues, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 1998 were to be classified as available for sale. In addition, Bank had determined that its non-taxable local municipals were classified as available for sale. In the case of the Baylake Bank's non-taxable issues and municipal bond investments purchased prior to 1996, they were determined to be held to maturity. This determination was made because the Bank wanted to retain the municipal bond issues due to their higher after-tax yields, and local non-taxable issues due to their lessened marketability. Held to maturity securities are those securities the Registrant has both the intent and ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. At December 31, 1998, securities held to maturity had an aggregate market value of approximately $15.8 million compared with amortized cost of $15.5 million.

Investment securities classified as available for sale are those securities which the Registrant has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Registrant has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale at December 31, 1998 and 1997 are carried at market value. Adjustments up or down to market value at December 31, 1998 and 1997 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. At December 31, 1998, securities available for sale had a market and carrying value of $112.5 million. The reserve for market adjustment of securities, net of tax, and reflected in the stockholders' equity section stood at $1.8 million at December 31, 1998.

At December 31, 1998 and 1997, the Registrant's investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders' equity.

Investment securities averaged $122.5 million in 1998 compared with $99.6 million in 1997. The average balance of securities increased primarily as a result of the additional funding created from the leveraging strategy employed by the Registrant in the latter part of 1997 and first half of 1998. In 1998, taxable securities comprised approximately 63.6% of the total average investments compared to 67.0% in 1997. Tax-exempt securities on average for 1998 accounted for 36.4% of the total average investments compared to 33.0% in 1997.

Deposits

Average total deposits for 1998 were $386.5 million, an increase of 16.2% over 1997. BLBNA average deposits accounted for $22.9 million, or 6.9% of the increase in 1998. This follows a 11.8% increase in 1997 over 1996.

Non-interest bearing demand deposits in 1998 averaged $46.6 million, (BLBNA accounts for $809,000 or 2.0% of the growth), up 12.2% from $41.5 million recorded in 1997. This $5.4 million increase is partially attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. December 31, 1998 non-interest bearing demand deposits were $58.3 million compared with $44.2 million at year end 1997.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts ("IRAs") and certificates of deposit ("CDs"). In 1998 interest bearing deposits averaged $339.9 million, an increase of 16.7% (BLBNA accounts for $22.0 million or 7.6% of the growth). Within the category of interest bearing deposits, savings deposits (including money market accounts) increased $21.2 million or 24.0% (BLBNA accounts for $2.8 million or 3.1% of the growth). During the same period, time deposits (including CDs and IRAs) grew an average of $18.4 million or 14.1% (BLBNA accounts for $16.9 million or 13.0% of the growth). Average time deposits over $100,000 increased by $6.3 million or 18.7% (BLBNA accounts for $2.4 million or 7.1% of the growth). Time deposits greater than $100,000 were priced within the framework of Registrant's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Registrant's core deposit growth in these types of deposit.

Emphasis will be placed on generating additional core deposits in 1999 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Registrant will also attempt to attract and retain core deposit accounts through new product offerings and customer service.

Short Term Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and borrowings from the Federal Home Loan Bank. Average 1998 short-term borrowings were $60.8 million compared to $29.5 million during 1997. The increase of $31.3 million or 106.2% occurred as a result of higher than expected loan demand, increased investment balances, and the Registrant's effort to more effectively leverage capital.

Average short-term borrowings increased $17.8 million or 150.2% in 1997 from 1996 as a result of capital leveraging opportunities and higher loan demand.

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to bank customers under repurchase agreements at prevailing market rates. Borrowings with the Federal Home Loan Bank are secured by one to four family residential mortgages and eligible investment securities allowing the Registrant to use it for additional funding purposes. The balances in Federal Home Loan Bank loans showed the most fluctuation as an additional $35.3 million in average balances were borrowed during the course of 1998.


Long Term Debt

The largest component of long-term debt of $392,000 consists of a land contract requiring annual payments of $53,000 plus calculated at prime + 1/4%. The land contract is for debt used for the purchase of one of the properties in the Green Bay region for branch location.


Liquidity

Liquidity refers to the ability of the Registrant, and its subsidiary Baylake Banks to generate adequate amounts of cash to meet its needs for cash. The Registrant and the Baylake Banks have different liquidity considerations.

The Baylake Banks meets their cash flow needs by having funding sources available to them to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Baylake Banks is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of their assets and strong capital positions.

Maturing investments have been a primary source of liquidity at the Baylake Banks. This changed in 1998, as the Registrant implemented a capital leveraging strategy. As part of this strategy, $66.7 million in investments were purchased in 1998. This resulted in net cash of $35.1 million used in investing activities for 1998. At December 31, 1998, the carrying or book value of investment securities maturing within one year amounted to $9.2 million or 7.2% of the total investment securities portfolio. This compares to a 18.6% level for investment securities with one year or less maturities as of December 31, 1997. Within the investing activities of the cashflow statement, sales and maturities of investment securities during 1998 totaled $31.6 million. At the end of 1998, the investment portfolio contained $75.2 million of U.S. Treasury and federal agency backed securities representing 58.7% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at year end 1998 amounting to $2.4 million.

Deposit growth is another source of liquidity for the Baylake Banks. As a financing activity reflected in 1998 Consolidated Statements of

Cash Flows, deposits provided $56.1 million in cash inflow during 1998. The Registrant's overall average deposit base grew $149.3 million or 43.2% during 1998 (BLBNA provided $94.0 million or 27.25 of this growth). Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

Federal funds sold averaged $6.7 million (BLBNA provided $2.0 million) in 1998 compared to $17,000 in 1997. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically have higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 1998, the banks had $26.1 million in federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. The banks have $108.4 million of loans maturing within one year, or 26.8% of total loans.

Within the classification of short-term borrowings at year-end 1998, federal funds purchased and securities sold under agreements to repurchase totaled $3.8 million compared with $20.6 million at the end of 1997. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from Federal Home Loan Bank are another source of funds. They totaled $53.0 million at year-end 1998.

The Baylake Banks' liquidity resources were sufficient in 1998 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the Federal Home Loan Bank provided funds in 1998, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

The Registrant's (rather than of Baylake banks') primary sources of funds are dividends and interest, and proceeds from the issuance of equity. The Registrant manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $10.3 million in 1998 and will continue to be the Registrant's main source of long-term liquidity.

The dividends from the Bank were sufficient to pay cash dividends to the Registrant's shareholders of $3.1 million in 1998.

Management believes that, in the current economic environment, the Registrant's and the Baylake Banks' liquidity position are adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Baylake Banks' or the Registrant's liquidity.

Interest Rate Sensitivity

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. Management of interest rate risk includes four components: policy statements, risk limits, risk measurement and reporting procedures. A primary objective of asset/liability management is the control and monitoring of interest rate risk. The Registrant's banks use an Asset/Liability Committee ("ALCO") to manage risks associated with changing interest rates, changing asset and liability mixes, and their impact on earnings. The sensitivity of net interest income to market rate changes is evaluated monthly by the ALCO committee.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. The mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increase net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitivity gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities.

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Registrant is liability sensitive, although management believes that a range of plus or minus 15% within a one year pricing schedule is acceptable. The analysis considers money market index accounts and 40% of NOW accounts to be rate sensitive within three months. Regular savings, money market deposit accounts and 60% of NOW accounts are considered to be rate sensitive within one to five years. While these accounts are contractually short-term in nature, it is the Registrant's experience that repricing occurs over a longer period of time. The Registrant views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories include loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities.


For the time frame within three months as of December 31, 1998, rate sensitive liabilities exceeded rate sensitive assets by $10.3 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 94.4%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $31.4 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 54.7%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 72.0%, which is outside the range of plus or minus 15% deemed acceptable by management. When the Registrant requires funds beyond its ability to generate them internally, it can borrow from a number of sources, including the Federal Home Loan Bank of Chicago and other correspondent banks.

Management continually reviews its interest risk position through the committee processes. Managements' philosophy is to maintain relatively matched rate sensitive asset and liability position within the range described above, in order to provide earnings stability in the event of significant interest rate changes.


                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE


                                                Seven     One
                        Within     Four to      to        year to     Over
                        three      six          twelve    five        five
                        months     months       months    years       years       Total
Earning assets
Investment securities     4,922      1,739       2,907     57,495     63,993     130,696
Federal Funds Sold       26,106                                                   26,106
Loans and leases:
Variable rate           109,611      2,286                 37,480                149,377
Fixed rate               32,327     34,341      29,100    143,449     10,746     249,963
                        -------    -------     -------    -------     ------     -------
Total loans and leases  141,938     36,627      29,100    180,929     10,746     399,340
                        -------    -------     -------    -------     ------     -------
Total earning assets    172,966     38,006      32,007    238,424     74,739     556,142
                        -------    -------     -------    -------     ------     -------

Interest bearing
liabilities
NOW accounts             21,990                            32,984                 54,974
Savings deposits         69,181                            52,380     10,514     132,075
Time deposits            58,236     59,437      71,791     60,460                249,924
Borrowed funds           33,886     10,000      13,000        264                 57,150
                        -------    -------     -------    -------                -------
Total interest
bearing liabilities     183,293     69,437      84,791    146,088     10,514     494,123
                        -------    -------     -------    -------     ------     -------
Interest sensitivity
(within periods)        (10,327)   (31,431)    (52,784)    92,336     64,225      62,019
Cumulative interest
sensitivity GAP         (10,327)   (41,758)    (94,542)    (2,206)    62,019
Ratio of cumulative
interest rate
sensitivity GAP to
rate sensitive assets     (1.86)%    (7.51)%    (17.00)%     (.40)%    11.15%
Ratio of rate
sensitive asset to
rate sensitive            94.37%     54.73%      37.75%    163.21%


liabilities
Cumulative ratio of     94.37%      83.48%      71.99%     99.54%     112.55%
rate sensitive assets
to rate sensitive
liabilities








Capital Resources

Stockholders' equity at December 31, 1998 increased $3.4 million or 8.2% to $45.3 million, compared with $41.9 million at 1997 year end. This increase includes a positive change of $490,000 to capital in 1998 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this net change, stockholders' equity would have increased $2.9 million or 7.2% for 1998 over 1997, which compares to an increase of $1.9 million or 5.0% for 1997 over 1996. With the SFAS 115 adjustment included in 1997 capital, capital increased $2.6 million or 6.7% compared to 1996 year end.

The Registrant's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. Although not used for a portion of 1998, the Registrant's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 28% of Registrant's Common Stock participate in the plan. The dividend reinvestment plan although suspended during early 1998 was reinstated for the March 1998 dividend for those shareholders who elected to participate.

Cash dividends paid in 1998 were $.94 per share compared with $.81 in 1997, including a special dividend of $.17 paid in December 1998 and 1997. The Registrant provided a 20.3% increase in normal dividends per share in 1998 over 1997 as a result of above average earnings and strong capital position.

In 1997, the Registrant's Board of Directors authorized management to repurchase up to 7,000 shares of the Registrant's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Registrant's stock purchase plan. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Registrant purchased 10,500 shares (adjusted for stock dividend) of its common shares in 1998.

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

The Federal Reserve Board has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory -and possible additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

At December 31, 1998 and 1997, the Registrant was categorized as adequately and well capitalized, respectively, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Registrant's category.

To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Registrant's capital ratios as of December 31 for each of the following two years.

Registrant's Ratios:

                            Risk-Based Capital Ratios



                                             December 31,    Ratio      December 31,   Ratio
                                             1998 (000's)               1997 (000's)
Average stockholders equity to average       $ 43,372        8.72%      $ 40,095        9.82%
assets
Stockholders equity to total assets          $ 45,272        7.45%      $ 41,855        9.30%
Total Tier 1 Capital                         $ 35,100        7.97%      $ 36,102       11.31%
Total Tier 2 Capital                         $ 40,603        9.22%      $ 39,983       12.52%
Risk-adjusted Assets (including              $440,241                   $319,260
off-balance sheet

items)
Tier 1 Leverage Ratio                        $ 35,100        6.02%      $ 36,102       8.86%
Regulatory Requirements:
Tier 1 capital to risk-weighted assets                       4.00%                     4.00%
Total Tier 1 and Tier 2 capital to                           8.00%                     8.00%
risk-weighted assets
Tier 1 leverage ratio                                        4.00%                     4.00%

Management believes that a strong capital position is necessary to take advantages of opportunities for profitable expansion of product and market share, and to provide depositor and investor confidence. The Registrant's capital level is strong, but also must be maintained at an appropriate level to provide the opportunity for a superior return on the capital employed. Management actively reviews capital strategies for the Registrant to ensure that capital levels are appropriate based on the perceived business risks, further growth opportunities, industry standards, and regulatory requirements.

Year 2000

The year 2000 issue relates to systems designed to use two digits rather than four to define the particular year. The banks computer equipment, software and devices with imbedded technology that are time sensitive may recognize date using "00" as the year 1900 rather than the Year 2000 ("Y2K"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions such as the accrual of interest, erroneous billings, or other normal business activities.

Year 2000 issues have been addressed relating to banks' "mission critical" and other related systems, both internal and external, affected by the Y2K problem of identifying the two digit definition for the year 2000.

The Registrant commenced significant initiatives in the fall of 1997 to correct actual and potential Y2K problems to ensure that its computer based equipment and interactive systems will function properly with respect to recognition and processing of dates commencing as of January 1, 2000 and subsequent dates thereafter. For disclosure purposes, the phrase "computer equipment and software" primarily includes: systems that are commonly thought of as information technology ("IT") systems, including primary data processing, information storage and retrieval, general accounting, calculating, as well as financial debit and credit transaction activity. It also includes secondary systems and equipment affected by computer based activity within the control of the banks such as direct communications networks (telephone and telefax), remote communications (security and sensor devices), and physical support equipment (HVAC, electrical, and general utilities).

Pursuant to its planning, assessment, and remediation initiatives, the Registrant has established a pro-active plan for Y2K preparation and is presently compliant with respect to established governmental and commercial standards for Year 2000 readiness. The Registrant has completed Y2K identification and assessment goals, and implemented substantial evaluation, testing, and remediation activities as of December 31, 1998 which were expressly directed toward accomplishment of Y2K readiness within established government and commercial standards.

During the last quarter of 1998, the Registrant has completed the following Year 2000 related activities. The Registrant has met all industry and regulatory requirements concerning the identification of Y2K sensitive systems and equipment, as well as associated hardware, software, and related physical, mechanical, and interactive devices sensitive to Y2K performance criteria. The Registrant has utilized both internal and external resources in confirming Y2K standards or, in the alternative, in verifying remediation requirements to avoid controllable deterioration of performance as a result of external Y2K impact. As a result of efforts, the Registrant believes that, as of March 31, 1999, it will have completed 90% of all required regulatory initiatives with respect to Year 2000 readiness. The completed and remaining efforts determined by regulatory guidelines affecting Y2K readiness can be identified as follows:

Year 2000 Initiative Complete                            Performance Date                    % completed
Initial IT system identification and assessment           6/30/98                            100%
Remediation and testing regarding Central Processing     12/21/98                            100%
System issues
Remediation and testing regarding Division System        12/31/98                            100%
issues
Remediation and testing regarding Branch Delivery         6/30/99                            100%
systems
Upgrades to Y2K ready telephone/communications systems    6/30/99                             90%
Identification, assessment, remediation and testing       6/30/98                            100%
regarding desktop and individual system issues
Identification  and assessment  regarding Non-IT System   1/31/99                            100%
issues
Remediation  and testing regarding Non-IT System issues   6/30/99                             90%

In addition to internal assessment, testing and remediation efforts, the Registrant has completed a pro-active customer information program addressing two disparate, but significant Year 2000 concerns about Y2K effects, and potentially adverse impact from Y2K customer impact. The Registrant has completed detailed analysis of potential adverse Y2K effects and reviewed both customer awareness and potential detrimental effects with respect to Registrant's performance. The Registrant has determined that less 2% of outstanding loans are likely to adversely affect Baylake Banks' financial performance. As of January 1, 1999, all loans which potentially may be adversely affected have been identified and factored into existing loan loss reserves to account for potential addition risks associated with Y2K failures. The Registrant has also received and responded to customer inquiries and requests for information about Year 2000 preparations and has responded with detailed information regarding its preparations and Y2K compliance to avoid any negative customer response concerning adverse Y2K impact.

Part of the Registrant's Year 2000 preparations also includes contacts with its principal vendors and service providers, including the federal banking regulatory system and the Federal Reserve System. To date, the Registrant is not aware of any identified concerns of any bank customer with respect to their ability to meet Y2K compliance requirements.

The Registrant estimates that the cost of Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Registrant will not exceed $200,000. Such amount represents approximately 10% of the Registrant's total actual and anticipated IT expenditures for 1998 through 1999. As of March 1, 1999, the Registrant had incurred costs of approximately $100,000 related to Year 2000 issues. These amounts relate to analysis, repair, or replacement of existing hardware or software, upgrades of existing software, or evaluation of information received from significant customers, vendors, or other service providers.

The Registrant has completed a formal contingency plan recognizing the most likely worst case scenarios. The Plan sets forth specific responsibility and accountability affecting identification of Y2K related failures and processes for responding. With respect to mission critical systems, including core information and data processing activities, the Plan establishes information backup and retrieval procedures and identifies alternative delivery sources, including existing disaster recovery preparations, to continue limited business activities. With respect to mission non-critical systems, including non-critical technical systems, communications, and support equipment, the Plan allows for minor business interruption regarding inconvenience or time delays in continuing Registrant's activities. Finally, the Plan addresses in detail plans for resumption of business activity upon the occurrence of any interruption.

Accounting Developments

Effective December 31, 1997, the Registrant adopted SFAS No. 128, "Earnings per Share". The statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. All reported prior period earnings per share information has been restated with SFAS No. 128.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. The Registrant adopted this statement as of January 1, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information." This statement requires certain related disclosures about products and services, geographic areas, and major customers. The segment and other information disclosures are required for the year ended December 31, 1998.


Item 7 A.  Quantitative and Qualitative Disclosure about Market Risk.
The Registrant's financial performance is impacted by interest rate risk and credit risk, among other factors. Registrant does not use derivatives to mitigate its interest rate risk, or credit risk. Registrant instead puts reliance on loan review and the provision of an adequate loan loss reserve as explained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. This risk is evaluated quarterly the Registrant's Asset/Liability Committee ("ALCO"). Their responsibility involves the management of risks associated with changing interest rates, changing mix involving assets and liabilities, and the subsequent impact on earnings. The ALCO committee operates under the advisory policy guidelines on interest rate sensitivity approved by the Board of Directors. The sensitivity of net interest income to market rate changes is evaluated regularly by the Registrant to determine the effectiveness of interest rate risk management.

In order to limit exposure to interest rate risk, the Registrant has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. Registrant has focused on the establishment of adjustable rate mortgages ("ARM's") in its residential lending product line; the concerted efforts made to attract and sell core deposit products through the use of Registrant's branching and delivery systems and marketing efforts; and the use of other available sources of funding to provide longer term funding possibilities.

Interest rate sensitivity analysis is used to measure the Registrant's interest rate risk by computing changes in the Registrant's pretax income calculated using flat rates over a 12 month period. The resulting income is then compared to a future earnings simulation based on a +/- 100 basis point parallel rate shock. The difference in income calculated represents the Registrant's earnings sensitivity to a +/- 100 basis point parallel rate shock. The table below illustrates these amounts at December 31, 1998, which are within the limits established by the Registrant:


HYPOTHETICAL CHANGE IN                  IMPACT TO 1999
INTEREST RATES                          PRETAX NET INCOME

100 basis point shock up                     (5.1%)
100 basis point shock down                    2.8%

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

Another component of interest rate risk, fair value at risk, is determined by the Registrant through the technique of simulating the fair value of equity in changing rate environments. This involves determining the present value of all contractual asset and liability cash flows based on market rates of interest provided by independent broker quotations and other public sources. The net result of all balance sheet items determines the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 6.0% of the market value of the Registrant as of December 31, 1998.

                           Part II - Other Information

Item 8.  Other Information

Bank has begun construction of a full-service branch facility in the city of Waupaca with costs of construction estimated to be $716,000. Completion of this project is expected in the early third quarter of 1999. Bank purchased land in the city of Luxemburg located in Kewaunee County, Wisconsin in January 1999. No plans have been made at present on this purchase. BLBNA has purchased a facility in Berlin for $200,000 in February 1999. This facility was previously occupied and leased by BLBNA.

Registrant has committed to repurchase all of the preferred stock of BLBNA at par value of $3,160,000 on March 31, 1999 with an interest rate of 7% to be paid in addition on the shares held during the first quarter 1999. Interest expense will amount to $55,300.

On March 15, 1999, BLBNA was dissolved and merged into Bank.

Registrant filed a registration statement for purposes of creating the "Baylake Corp. Stock Purchase Plan". This registration became effective on December 17, 1998 and will be used by eligible employees and directors to purchase shares of the Registrant, thereby creating additional liquidity in the Common Stock of the Registrant.


Item 9.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Registrant's Consolidated Financial Statements and notes to related statements thereto are set forth on the following pages.

Item 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin


        We have audited the accompanying consolidated balance sheets of Baylake Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                          SMITH & GESTELAND, LLP
Madison, Wisconsin
January 26, 1999                                          SMITH & GESTELAND, LLP

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31



                                                                     1998               1997
                                                                --------------     -------------
                                                                    (Thousands of dollars)
             ASSETS
Cash and due from banks                                         $      17,560      $     15,065
Federal funds sold                                                     26,106
Investment securities available for sale (at market)                  112,536           102,962
Investment securities held to maturity (market value
    $ 15,765 and $12,382)                                              15,510            11,937
Loans held for sale                                                     1,273               437
Loans                                                                 407,648           293,001
    Less:  Allowance for loan losses                                   11,035             3,881
                                                                -------------      ------------
          Loans, net of allowance for loan losses                     396,613           289,120
Bank premises and equipment                                            15,627            13,493
Federal Home Loan Bank stock (at cost)                                  2,650             4,633
Accrued interest receivable                                             3,913             3,267
Income taxes receivable                                                 1,459               191
Deferred income taxes                                                     520               567
Goodwill                                                                8,326             4,412
Other assets                                                            5,345             3,978
                                                                =============      ============
          Total assets                                          $     607,438      $    450,062
                                                                =============      ============

The accompanying notes are an integral part of the financial statements.

                                                                        1998         1997
                                                                     ---------    ---------
                                                                     (Thousands of dollars)
             LIABILITIES

Domestic deposits
    Noninterest bearing                                              $  58,311    $  44,216
    Interest bearing
       NOW                                                              54,974       40,721
       Savings                                                         132,075       96,382
       Time, $100,000 and over                                          47,717       32,333
       Other time                                                      202,207      132,324
                                                                     ---------    ---------

          Total interest bearing                                       436,973      301,760
                                                                     ---------    ---------

          Total deposits                                               495,284      345,976

Short-term borrowings
    Federal funds purchased, repurchase agreements,
       and Federal Home Loan Bank loans                                 56,758       56,649
Long-term debt                                                             392          383
Accrued expenses and other liabilities                                   5,911        4,588
Dividends payable                                                          661          611
                                                                     ---------    ---------

          Total liabilities                                            559,006      408,207
                                                                     ---------    ---------

Preferred stockholder equity in a subsidiary company                     3,160
                                                                     ---------    ---------
             STOCKHOLDER EQUITY

Common stock $5 par value - authorized 10,000,000 shares; issued
3,694,546 shares in 1998; 2,460,481 shares in 1997;  outstanding -
3,671,387 shares in 1998; 2,444,537 shares in 1997                      18,473       12,302
Additional paid-in capital                                               6,229        6,038
Retained earnings                                                       19,394       22,618
Treasury stock                                                            (625)        (414)
Accumulated other comprehensive income
    Net unrealized gain on securities available for sale, net of
       tax of $975 in 1998 and $702 in 1997                              1,801        1,311
                                                                     ---------    ---------

          Total stockholder equity                                      45,272       41,855
                                                                     ---------    ---------

          Total liabilities and stockholder equity                   $ 607,438    $ 450,062
                                                                     =========    =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31



                                                                             1998           1997           1996
                                                                         ----------      ----------     ----------
                                                                                   (Amounts in thousands
                                                                                  except per share data)
Interest income
   Interest and fees on loans                                            $   30,161     $   25,496      $   21,367
   Interest on investment securities
      Taxable                                                                 5,204          4,258           3,950
      Exempt from federal income taxes                                        2,340          1,818           1,550
   Other interest income                                                        356              5              59
                                                                         ----------     ----------      ----------
         Total interest income                                               38,061         31,577          26,926
                                                                         ----------     ----------      ----------
Interest expense
   Interest on deposits                                                      15,755         12,941          11,370
   Interest on short-term borrowings                                          3,361          1,689             639
   Interest on long-term debt                                                    32             32              37
                                                                         ----------     ----------      ----------
         Total interest expense                                              19,148         14,662          12,046
                                                                         ----------     ----------      ----------
         Net interest income                                                 18,913         16,915          14,880
Provision for loan losses                                                     1,135          1,115             400
                                                                         ----------     ----------      ----------
         Net interest income after provision for loan losses                 17,778         15,800          14,480
                                                                         ----------     ----------      ----------
Other income
   Fees from fiduciary activities                                               451            491             611
   Fees from loan servicing                                                     846            731             674
   Fees for other services to customers                                       1,562          1,343           1,237
   Gains from sales of loans                                                    893            678             212
   Securities gains, net                                                                       292              38
   Other income                                                                 625            533             679
                                                                         ----------     ----------      ----------
         Total other income                                                   4,377          4,068           3,451
                                                                         ----------     ----------      ----------
Other expenses
   Salaries and employee benefits                                             7,772          7,003           6,270
   Occupancy expense                                                          1,169          1,168             870
   Equipment expense                                                          1,023            867             862
   Data processing and courier                                                  699            642             548
   Operation of other real estate                                                15             30            (188)
   Other operating expenses                                                   3,213          2,861           2,927
                                                                         ----------     ----------      ----------
         Total other expenses                                                13,891         12,571          11,289
                                                                         ----------     ----------      ----------
         Income before income taxes                                           8,264          7,297           6,642
Income tax expense                                                            2,247          2,027           1,939
                                                                         ==========     ==========      ==========
         NET INCOME                                                      $    6,017     $    5,270      $    4,703
                                                                         ==========     ==========      ==========
Basic earnings per common share                                             $1.64          $1.43           $1.28
Diluted earnings per common share                                           $1.61          $1.43           $1.27

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31


                                                                                Accumulated
                                           Common Stock           Additional        Other
                                      ------------------------     Paid-in     Comprehensive     Retained      Treasury      Total
                                        Shares       Amount        Capital         Income        Earnings       Stock       Equity
                                      -----------   ----------    -----------  ----------------  ----------    ---------  ----------
                                                                (Amounts in thousands except for shares)
             1996
             ----
Balance - January 1, 1996              2,454,881    $  12,274     $  5,954        $    176       $  17,920     $  (49)    $  36,275
                                                                                                                         ----------
Net income for the year                                                                              4,703                    4,703
Net changes in unrealized gain on
  securities available for
  sale, net of $232 deferred taxes                                                     428                                      428
                                                                                                                         ----------
Comprehensive income                                                                                                          5,131
                                                                                                                         ----------
Stock options exercised                    5,600           28           50                                                       78
Tax benefit from exercise of stock
  options                                                               34                                                       34
Cash dividends declared                                                                             (2,284)                  (2,284)

                                      ----------    ---------     --------        ---------      ---------     ------    ----------
Balance - December 31, 1996            2,460,481       12,302        6,038             604          20,339        (49)       39,234

             1997
             ----
Net income for the year                                                                              5,270                    5,270
Net changes in unrealized gain on
  securities available for sale,
  net of $393 deferred taxes                                                           707                                      707
                                                                                                                         ----------
Comprehensive income                                                                                                          5,977
                                                                                                                         ----------
Treasury stock acquired                                                                                          (365)         (365)
Cash dividends declared                                                                             (2,991)                  (2,991)
                                      ----------    ---------     --------        ---------      ---------     ------    ----------
Balance - December 31, 1997            2,460,481       12,302        6,038           1,311          22,618       (414)       41,855

             1998
             ----
Net income for the year                                                                              6,017                    6,017
Net changes in unrealized gain on
  securities available for sale, net
  of $273 deferred taxes                                                               490                                      490
                                                                                                                         ----------
Comprehensive income                                                                                                          6,507
                                                                                                                         ----------
Stock options exercised                   13,500           68           76                                                      144
Treasury stock acquired                                                                                          (211)         (211)
Stock dividend - 50%                   1,220,565        6,103                                       (6,103)
Tax benefit from exercise of
  stock options                                                        115                                                      115
Cash dividends declared                                                                             (3,138)                  (3,138)
                                      ----------    ---------     --------        ---------      ---------     ------    ----------

                                       3,694,546    $  18,473     $  6,229        $  1,801       $  19,394     $ (625)    $  45,272
                                                    =========     ========        =========      =========     ======    ==========
   Less treasury stock                    23,159
                                      ==========
                                       3,671,387
                                      ==========

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31



                                                                             1998          1997             1996
                                                                         -----------    -----------     -----------
                                                                                  (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received from:
      Loans                                                              $   29,901     $   25,200      $   21,253
      Investments                                                             7,777          5,866           5,456
   Fees and service charges                                                   4,004          3,424           3,323
   Interest paid to depositors                                              (16,173)       (12,616)        (11,473)
   Interest paid to others                                                   (3,336)        (1,558)           (676)
   Cash paid to suppliers and employees                                     (12,077)       (11,461)        (10,278)
   Income taxes paid                                                         (2,595)        (2,254)         (2,013)
                                                                         -----------    -----------     -----------
         Net cash provided by operating activities                            7,501          6,601           5,592
                                                                         -----------    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                         8,928           4,214
   Principal payments received on investments                                31,636         22,460          19,155
   Purchase of investments                                                  (66,749)       (50,299)        (15,158)
   Proceeds from sale of other real estate owned                                195             93             954
   Loans made to customers in excess of principal collected                 (33,120)       (32,146)        (39,237)
   Capital expenditures                                                      (1,941)        (2,673)         (3,953)
   Purchase of annuity                                                         (630)                          (114)
   Cash paid for acquisition net of cash and federal
      funds sold acquired                                                                                     (890)
   Cash and federal funds received in acquisition                            12,459
                                                                         -----------    -----------     -----------
         Net cash used in investing activities                              (58,180)       (53,637)        (35,029)
                                                                         -----------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
      and savings accounts                                                   44,495          2,213           9,647
   Net increase in short-term borrowings                                        184         32,810          22,313
   Net increase in time deposits                                             11,604         16,599           3,676
   Payments on long-term debt                                                   (67)           (39)            (53)
   Proceeds from issuance of stock                                              259                             78
   Stock reacquired                                                            (211)          (365)
   Dividends paid                                                            (3,090)        (2,970)         (2,258)
                                                                         -----------    -----------     -----------
         Net cash provided by financing activities                           53,174         48,248          33,403
                                                                         -----------    -----------     -----------
         Net increase in cash and due from banks                              2,495          1,212           3,966
Cash and due from banks, beginning                                           15,065         13,853           9,887
                                                                         ===========    ===========     ===========
Cash and due from banks, ending                                          $   17,560     $   15,065      $   13,853
                                                                         ===========    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                                                                             1998           1997           1996
                                                                         -----------    -----------     -----------
                                                                                  (Thousands of dollars)
Reconciliation of net income to net cash provided by operating activities:
      Net income                                                         $    6,017     $    5,270      $    4,703
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                     1,417          1,293             957
            Provision for losses on loans and real
               estate owned                                                   1,135          1,115             400
            Amortization of premium on investments                              176            190             283
            Accretion of discount on investments                               (414)          (281)           (242)
            Cash surrender value increase                                       (82)           (87)            (63)
            Gain on sale of investment securities                                             (292)            (38)
            Gain on sale of loans and other assets                             (897)          (618)           (460)
            Proceeds from sale of loans held for sale                        25,684         15,808           8,023
            Origination of loans held for sale                              (24,791)       (15,130)         (7,811)
            Equity in income of service center                                  (66)           (54)            (28)
            Deferred compensation                                                (6)            24              77
            Deferred income taxes                                               (68)          (255)            (95)
            Changes in assets and liabilities:
               Interest receivable                                             (106)          (384)           (175)
               Prepaids and other assets                                         26           (450)            133
               Unearned income                                                  (38)           (35)            (82)
               Interest payable                                                (361)           487            (103)
               Taxes receivable                                                (280)            28              21
               Other liabilities                                                155            (28)             92
                                                                         -----------    -----------     -----------
         Net cash provided by operating activities                       $    7,501     $    6,601      $    5,592
                                                                         ===========    ===========     ===========
SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Loans issued to facilitate the sale of assets                      $              $      530      $
      Acquisition of property in lieu of foreclosure                            126                            786
      Dividends reinvested in common stock                                      518                            815
      Net liabilities and preferred stock assumed in
acquisition,               excluding cash and federal funds
received                                                                     16,771

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

             The consolidated financial statements of Baylake Corp. (the company) include the accounts of the company, its wholly-owned subsidiaries, Baylake Bank, Baylake Bank, N.A., and Kewaunee County Banc-Shares, Inc., and their wholly-owned subsidiaries; Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., Baylake Investments, Inc., Baylake Insurance Agency, Inc., Karsten Resources, Inc., and Lufter Insurance Agency, Inc. All significant intercompany items and transactions have been eliminated.

             Baylake Bank owns a 49% interest in United Financial Services, Inc., (UFS) a data processing service. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income (loss) is included in other revenue. Amounts paid to UFS, for data processing services for the banks were $627,000, $599,000, and $531,000, in 1998, 1997, and 1996,
             respectively. At December 31, 1998 and 1997, Baylake Bank had loans of $642,000 and $696,000, respectively, to UFS.

             The company's subsidiary banks make commercial, mortgage, and installment loans to customers substantially all of whom are located in Door, Brown, Kewaunee, Waushara, Outagamie, Green Lake and Waupaca Counties of Wisconsin. Although the banks have a diversified portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic condition of the local industrial businesses, and commercial, agricultural and tourism industries.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

             For comparability, certain 1997 and 1996 amounts have been reclassified to conform with classification adopted in 1998.

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

             Mortgage servicing rights of $221,000, $191,000, and $143,000 were capitalized and $77,000, $19,000, and $9,000 were amortized during 1998, 1997, and 1996, respectively. The amount of impairment was not material.

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

             The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. In 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, companies may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB No. 25. The company has elected to continue to apply the provisions of APB No. 25 with the disclosure requirements of SFAS No. 123 in Note 19.

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

             In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. The company adopted this statement as of January 1, 1998.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -     RESTRICTIONS ON CASH AND DUE FROM BANKS

             The company's subsidiary banks are required to maintain average reserve balances by the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1998, was approximately $4,514,000.


NOTE 3 -     INVESTMENT SECURITIES

             The amortized cost and estimated market values of investments are as follows:

                                                                           December 31, 1998
                                                     --------------------------------------------------------------
                                                                         Gross           Gross         Estimated
                                                      Amortized        Unrealized      Unrealized       Market
                                                         Cost            Gains           Losses          Value
                                                     -------------    -------------   -------------   ------------
                                                                        (Thousands of dollars)
                Available For Sale
                ------------------

             U.S. Treasury and other U.S.
                government agencies                  $     19,280      $     912        $             $     20,192
             Obligations of states and
                political subdivisions                     32,802          1,486                            34,288
             Mortgage-backed securities                    54,603            510            132             54,981
             Other                                          3,075                                            3,075
                                                     ------------     ----------       --------     --------------
                                                     $    109,760      $   2,908        $   132       $    112,536
                                                     =============     ==========       ========      =============
                Held to Maturity
                ----------------

             Obligations of states and
                political subdivisions               $     15,510      $     255        $             $     15,765
                                                     ------------     ----------       --------     --------------
                                                     $     15,510      $     255        $             $     15,765
                                                     =============     ==========       ========      =============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 -     INVESTMENT SECURITIES (continued)

                                                                           December 31, 1997
                                                     --------------------------------------------------------------
                                                                         Gross           Gross         Estimated
                                                      Amortized        Unrealized      Unrealized       Market
                                                         Cost            Gains           Losses          Value
                                                     -------------    -------------   -------------   ------------
                                                                        (Thousands of dollars)
                Available For Sale
                ------------------

             U.S. Treasury and other U.S.
                government agencies                  $     30,604      $     850        $    1        $     31,453
             Obligations of states and
                political subdivisions                     32,250            965             1              33,214
             Mortgage-backed securities                    34,137            289            89              34,337
             Other                                          3,958                                            3,958
                                                     ------------      ---------        -------       ------------
                                                     $    100,949      $   2,104        $   91        $    102,962
                                                     =============     ==========       =======       =============
                Held to Maturity
                ----------------

             Obligations of states and
                political subdivisions               $     11,937      $     445        $             $     12,382
                                                     ------------      ---------        -------       ------------
                                                     $     11,937      $     445        $             $     12,382
                                                     =============     ==========       =======       =============

             Results of sales of securities were as follows:

                                                                                   Available for Sale
                                                                        ------------------------------------------
                                                                            1998            1997           1996
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Proceeds                                                   $     None      $    8,928     $    4,214
             Realized gains                                                                    307             40
             Realized losses                                                                    15              2

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 -     INVESTMENT SECURITIES (continued)

             The amortized cost and estimated market value of investments at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            Available for Sale               Held to Maturity
                                                       -----------------------------    ----------------------------
                                                                         Estimated
                                                        Amortized         Market         Amortized       Estimated
                                                          Cost             Value           Cost            Value
                                                       ------------     ------------    ------------    ------------
                                                                         (Thousands of dollars)
             Due in one year or less                   $     3,672      $     3,682     $    2,550      $    2,594
             Due after one year through
                five years                                  18,520           19,302          9,888          10,094
             Due after five years through
                ten years                                   13,442           14,152          1,586           1,591
             Due after ten years                            19,523           20,419          1,486           1,486
                                                       ------------     ------------    -----------     -----------
                                                            55,157           57,555         15,510          15,765
             Mortgage-backed securities                     54,603           54,981
                                                       ------------     ------------    -----------     -----------
                                                       $   109,760      $   112,536     $   15,510      $   15,765
                                                       ============     ============    ===========     ===========

             Securities pledged to secure public and trust deposits and borrowed funds had a carrying value of $52,494,000 and $8,181,000 at December 31, 1998 and 1997, respectively.


NOTE 4 -     LOANS

             Major classifications of loans are as follows:

                                                                                December 31,         December 31,
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                                                                                     (Thousands of dollars)
             Commercial, financial, and agricultural                           $     246,396        $    165,181
             Real estate - construction                                                9,553              14,760
             Real estate - mortgage                                                  136,564             100,118
             Installment                                                              15,914              13,480
                                                                               --------------       -------------
                                                                                     408,247             293,539
                 Less:  Deferred loan origination
             fees, net of costs                                                         (779)               (538)
                                                                               --------------       -------------
                       Net loans                                               $     407,648        $    293,001
                                                                               ==============       =============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 -     LOANS (continued)

             Loans having a carrying value of $20,511,000 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 1998.

             Certain directors and officers of the company and the subsidiary banks, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the subsidiaries during 1998 and 1997. Such loans were made in the ordinary course of business at normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The aggregate dollar amount of these loans was $10,983,000 and $8,471,000 at December 31, 1998 and 1997, respectively. During 1998, $20,120,000 of new loans were made and repayments totaled $17,608,000.

             Loans on which the accrual of interest has been discontinued or reduced amounted to $11,060,000 and $1,720,000 at December 31, 1998 and 1997, respectively. If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $431,000 and $202,000 for 1998 and 1997, respectively. Interest income which has been recorded amounted to $216,000 and $180,000 for 1998 and 1997, respectively, for these nonaccrual loans.

             Changes in the allowance for loan losses were as follows:

                                                                           1998             1997           1996
                                                                       ------------     -----------    -----------
                                                                                 (Thousands of dollars)
             Balance at beginning of year                              $     3,881      $    2,893     $    2,617
             Allowance related to assets acquired                            6,487                            120
             Provision charged to operations                                 1,135           1,115            400
             Recoveries                                                        377             194             42
             Loans charged off                                                (845)           (321)          (286)
                                                                       ------------     -----------    -----------
             Balance at end of year                                    $    11,035      $    3,881     $    2,893
                                                                       ============     ===========    ===========

             The provision for credit losses charged to expense is based upon the banks' credit loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS 114. The level of the allowance at the bank acquired by the company in 1998 was also influenced by unusual factors affecting that bank prior to the acquisition. See Note 13. A loan is considered to be impaired when, based upon current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 -     LOANS (continued)

             The following is a summary of activity in investment in loans that have declined in value and related interest income and allowance for credit losses accounts:

                                                                                           1998            1997
                                                                                      -------------    -----------
                                                                                        (Thousands of dollars)
             Impaired loans at December 31                                            $     16,287     $    8,582
             Impaired loans at December 31 allowed for                                $     11,148     $    2,760
             Average impaired loans during the period                                 $     13,779     $    3,119
             Interest income recognized while loans impaired                          $        485     $      350
             Interest income using a cash-basis method                                $        332     $      358
             Allowance as of January 1                                                $        258     $      259
             Allowance related to assets acquired                                            5,369
             Additions during the year                                                         282            255
             Recoveries of amounts previously allowed for                                   (1,057)          (256)
                                                                                      -------------    -----------
             Balance at December 31                                                   $      4,852     $      258
                                                                                      =============    ===========


NOTE 5 -     BANK PREMISES AND EQUIPMENT

                                                                        1998             1997             1996
                                                                    ------------     ------------     ------------
                                                                                (Thousands of dollars)
             Land                                                   $     3,232      $     2,339      $     2,004
             Buildings and improvements                                  12,143           11,484           10,158
             Equipment                                                    7,330            5,825            6,302
                                                                    ------------     ------------     ------------
                                                                         22,705           19,648           18,464
                 Less accumulated depreciation                            7,078            6,155            6,110
                                                                    ------------     ------------     ------------
                                                                    $    15,627      $    13,493      $    12,354
                                                                    ============     ============     ============
             Depreciation expense                                   $     1,013      $       961      $       807
                                                                    ============     ============     ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 -     OTHER REAL ESTATE

             Other real estate ($795,000 in 1998, $229,000 in 1997, and $339,000 in 1996, net of an allowance for other real estate losses of $229,000 in 1998, $229,000 in 1997, and $229,000 in 1996) is
             included in other assets.

             Net cost of operation of other real estate is summarized below:

                                                                                   1998        1997        1996
                                                                                 ---------   ---------    ----------
                                                                                      (Thousands of dollars)
             Loss on disposition of properties
                 and other costs                                                 $    15     $    30      $   102
             Gain on disposition of properties
                 and expense recoveries                                                                      (290)
                                                                                 --------    --------     --------
                       Net (gains) losses                                        $    15     $    30      $  (188)
                                                                                 ========    ========     ========

             Changes in the allowance for losses on other real estate were as follows:

                                                                                1998          1997         1996
                                                                              ---------     ---------    ---------
                                                                                    (Thousands of dollars)
             Balance at beginning of year                                     $    229      $    229     $    378
             Amounts related to properties disposed                                                          (149)
                                                                              ---------     ---------    ---------
             Balance at end of year                                           $    229      $    229     $    229
                                                                              =========     =========    =========


NOTE 7 -     TIME DEPOSITS

             At December 31,1998, the scheduled maturities of certificates of deposit were as follows:

               (Thousands of dollars)
1999                    $    187,810
2000                          40,323
2001                          16,517
2002                           5,088
2003                             151
2004                              35
                       -------------
                        $    249,924
                       =============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SHORT-TERM BORROWINGS

             Short-term borrowings consisted of the following at December 31:

                                                                        1998             1997             1996
                                                                    ------------     ------------     ------------
                                                                                (Thousands of dollars)
             Federal funds purchased                                $                $    18,373      $    21,975
             Federal Home Loan Bank Loan                                 53,000           36,000
             Securities sold under agreements
                 to repurchase                                            3,758            2,276            1,865
                                                                    ------------     ------------     ------------
                                                                    $    56,758      $    56,649      $    23,840
                                                                    ============     ============     ============


             The average outstanding balance of total short-term borrowings amounted to $60,843,000 in 1998 and $29,500,000 in 1997. The weighted-average interest rate on these borrowings was 5.5% for 1998 and 5.7% for 1997. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.

             The maximum amount outstanding at any month end was $77,317,000 during 1998 and $56,649,000 during 1997.


NOTE 9 - LONG-TERM DEBT

             Long-term debt consists of the following at December 31,

                                                                                  1998         1997
                                                                                ---------     --------
                                                                                (Thousands of dollars)
                        Land contract requiring annual
                            principal payments of $53,000
                            plus interest calculated at
                            prime +1/4%                                         $    317      $   369
                        Other                                                         75           14
                                                                                ---------     --------
                                                                                $    392      $   383
                                                                                =========     ========


NOTE 10 - PREFERRED STOCKHOLDER EQUITY IN A SUBSIDIARY COMPANY

             Preferred stockholder equity in a subsidiary company represents 316 shares of 8%, non-cumulative, non-voting preferred stock in Baylake Bank N.A., a subsidiary of the company which was acquired during 1998. See Note 21 regarding the redemption of these shares.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 -    DIVIDENDS AND CAPITAL RESTRICTIONS

             Cash dividends per share to shareholders were $.94, $.81, and $.62 in 1998, 1997, and 1996, respectively, after adjustment for stock dividends.

             As of December 31, 1998, undistributed earnings of the subsidiaries, included in consolidated retained earnings, available for distribution to the company as dividends without prior approval of regulatory authorities was $5,618,000. Baylake Bank, N.A. may not pay any dividends without prior approval of regulatory authorities.

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

             At December 31, 1998 and 1997, the corporation was categorized as adequately capitalized and well capitalized, respectively, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the corporation's category.

             To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

             The corporation's risk-based capital and leverage ratios are as follows (amounts in thousands):

                                                                              Risk-Based Capital Ratios
                                                              ------------------------------------------------------
                                                                 December 31, 1998            December 31, 1997
                                                              -------------------------   --------------------------
                                                                 Amount         Ratio       Amount          Ratio
                                                              -------------     -------   ------------     ---------
             Tier 1 capital
                 Baylake Corp.                                $     35,100      8.0%      $    36,102       11.3%
                 Minimum requirement                                17,610      4.0%           12,770        4.0%
             Total capital
                 Baylake Corp.                                      40,603      9.2%           39,983       12.5%
                 Minimum requirement                                35,220      8.0%           25,541        8.0%

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 -    DIVIDENDS AND CAPITAL RESTRICTIONS (continued)

                                                                              Leverage Ratios
                                                              ------------------------------------------------------
                                                                 December 31, 1998            December 31, 1997
                                                              -------------------------   --------------------------
                                                                 Amount         Ratio       Amount          Ratio
                                                              -------------     -------   ------------     ---------
             Tier 1 capital to average total assets
                 Baylake Corp.                                $     35,100      6.0%      $    36,102        8.9%

                 Minimum requirement                                23,321      4.0%           16,301        4.0%



NOTE 12 -    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                                                                                             Contract or
                                                                                           Notional Amount
                                                                                    ------------------------------
                                                                                         1998             1997
                                                                                    -------------     ------------
                                                                                        (Thousands of dollars)
Financial instruments whose contract amounts represent credit risk:

                    Commitments to extend credit                                    $    120,835      $    82,121
                    Standby letters of credit and
                       financial guarantees written                                        2,012            1,610


             Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the bank upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 -    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

             Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The guarantees expire in decreasing amounts through 2008, with the majority expiring within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank does not require collateral as support for the commitments. Collateral is obtained based on loan policies upon use of a commitment by a customer.


NOTE 13 -    ACQUISITIONS

             On October 1, 1998, Baylake Corp. acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency due to its designation of the bank as a "troubled institution" and "critically under capitalized" based on severe asset quality problems and significant fraudulent activities by former bank employees and directors. Prior to its acquisition by the company, Evergreen was the victim of substantial fraud by former Evergreen insiders. Evergreen's regulators had discovered extensive financial irregularities at Evergreen which resulted from unauthorized and/or improper transactions effected by former members of Evergreen management.

             As part of the acquisition, Baylake Corp. was required to contribute $7 million of capital to the bank. No payments to the seller of Evergreen have been made, but are contingently payable in May 1999 based on a formula set forth in the stock purchase agreement. The formula requires a payment of the lesser of $2 million, or the amount of recoveries of the allowance for loan losses for loans classified as being of substandard quality on the acquisition date and any other recoveries of items previously charged-off. The contingent payments are not accrued at December 31, 1998, since the amount, if any, is not estimable.

             The acquisition was accounted for using the purchase method of accounting. Under the purchase method, net assets purchased are recorded at their fair market values on the date of acquisition. Any excess of the purchase price over the value of the net assets is recorded as goodwill. The goodwill recorded on the bank is the result of assumption of liabilities having a market value in excess of market value of assets received. Any payments made in the future to the former shareholder of the bank may affect the goodwill recorded. Goodwill will be amortized on a straight-line basis over 15 years.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 -    ACQUISITIONS (continued)

             On July 1, 1996, the company acquired all of the common stock of Four Seasons of Wis., Inc. (Four Seasons) for a cash price of $13,875,000. Subsequent to the purchase, Four Seasons was liquidated and the net assets were contributed to Baylake Bank. Four Seasons was a one-bank bank holding company with two locations in Waupaca County, Wisconsin. The acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net identifiable assets acquired of $4,900,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

             The following unaudited proforma financial information presents the combined results of operations of the company and Evergreen as if the acquisition had occurred as of the beginning of each of the periods presented.

                                                                             1998             1997
                                                                         ------------     ------------
                                                                        (Thousands of dollars except
                                                                          earnings per common share)
                        Total revenue                                    $    52,265      $    44,087
                        Net interest income                                   21,398           20,719
                        Net income                                             5,525           (2,629)
                        Earnings per common share                              $1.51           ($1.07)


             Net income above include write-offs and write-downs of approximately $2,500,000 in 1998 and $8,600,000 in 1997, and bond recoveries of $2,050,000 in 1998, due to the fraudulent activities of Evergreen's previous management. Information is substantially affected by the fraudulent activity which occurred at Evergreen prior to its acquisition by the company. Because the company would have replaced that previous management had it acquired Evergreen at an earlier date, the company believes that actual results would have been substantially different than shown.


NOTE 14 -    PENSION PLAN

             The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans for 1998, 1997, and 1996, totaled $478,000, $423,000, and $377,000, respectively.

             Certain officers and directors of the company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $141,000 in 1998, $142,000 in 1997, and $136,000 in 1996.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 -    INCOME TAX EXPENSE

             The taxes applicable to income before income taxes were as follows:

                                                                            1998            1997           1996
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Taxes currently payable
                 Federal                                                $    2,306      $    2,076     $    1,798
                 State                                                          17             169            238
                                                                        -----------     -----------    -----------
                                                                             2,323           2,245          2,036
                                                                        -----------     -----------    -----------
             Deferred income taxes
                 Federal                                                       (72)           (188)           (84)
                 State                                                          (4)            (30)           (13)
                                                                        -----------     -----------    -----------
                                                                               (76)           (218)           (97)
                                                                        -----------     -----------    -----------
                                                                        $    2,247      $    2,027     $    1,939
                                                                        ===========     ===========    ===========

             Income tax expense associated with net realized securities gains was $0, $115,000, and $15,000, for 1998, 1997, and 1996,
             respectively.

             The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                                                            1998            1997           1996
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Income tax based on statutory rate                         $    2,809      $    2,481     $    2,258
             State income taxes net of federal tax
                 benefit                                                         3              92            144
                                                                        -----------     -----------    -----------
                                                                             2,812           2,573          2,402
             Effect of tax-exempt interest income                             (686)           (536)          (466)
             Other                                                             121             (10)             3
                                                                        -----------     -----------    -----------
                       Provision based on effective tax rates           $    2,247      $    2,027     $    1,939
                                                                        ===========     ===========    ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 -    INCOME TAX EXPENSE (continued)

             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing tax benefits of a portion of loan loss and mortgage servicing differences. The following is a summary of the significant components of the company's deferred tax assets and liabilities as of December 31, 1998 and 1997:


                                                                                            1998           1997
                                                                                        -----------    -----------
                                                                                         (Thousands of dollars)
             Deferred tax assets
                 Allowance for loan losses                                              $    1,332     $    1,076
                 Deferred loan origination fees                                                193            209
                 Deferred compensation                                                         629            606
                 Mortgage loan servicing                                                       390            461
                 Nonaccrual loans                                                               92            137
                 Accrued vacation pay                                                           62             57
                 Other                                                                          13             18
                 Investments acquired in merger                                                113            180
                                                                                        -----------    -----------
                       Gross deferred tax assets                                             2,824          2,744
                 Valuation allowance for deferred tax assets                                  (550)          (550)
                                                                                        -----------    -----------
                       Net deferred tax assets                                               2,274          2,194
                                                                                        -----------    -----------
             Deferred tax liabilities
                 Bank premises and equipment                                                   718            864
                 Market value adjustment on securities
                    available for sale                                                         975            702
                 Other                                                                          61             61
                                                                                        -----------    -----------
                       Total deferred tax liabilities                                        1,754          1,627
                                                                                        -----------    -----------
                       Net deferred asset                                               $      520     $      567
                                                                                        ===========    ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 -    EARNINGS AND DIVIDENDS PER SHARE

             Earnings and dividends per share are based on the weighted average number of shares outstanding for the year, restated for the 50% stock dividend paid in May 1998. A reconciliation of the basic and diluted earnings per share amounts is as follows:

                                                                          1998             1997            1996
                                                                      -------------    -------------   -------------
             Basic weighted average number of
                 common shares outstanding                               3,661,608        2,452,688       2,457,925
             Additional common dilutive stock
                 option shares                                             307,450           25,200          63,200
                                                                      -------------    -------------   -------------
             Diluted weighted average number
                 of common shares outstanding                            3,969,058        2,477,888       2,521,125
                                                                      =============    =============   =============
             Additional common stock option
                 shares that have not been
                 included due to their
                 antidilutive effect                                                        150,000          72,000


             There is no difference between basic and diluted income available to common stockholders.

             See Note 19 for information on additional stock options issued subsequent to year end. These shares would not have changed materially the calculation of the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before December 31, 1998.


NOTE 17 -    OTHER INCOME

             Other income is comprised of no amounts which are individually greater than 1% of total interest income and total other income.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 -    OTHER OPERATING EXPENSES

                                                                            1998            1997           1996
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Supplies and printing                                      $      382      $      324     $      387
             Goodwill amortization                                             399             327            144
             Other (individually, less than 1% of total
                 income and total other income                               2,432           2,210          2,396
                                                                        -----------     -----------    -----------
                                                                        $    3,213      $    2,861     $    2,927
                                                                        ===========     ===========    ===========


NOTE 19 -    STOCK OPTION PLAN

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

             Activity in the plan is summarized as follows:

                                                                                                          Weighted
                                                                                                          Average
                                                                       Number        Option Price         Exercise
                                                                     of Shares         Per Share           Price
                                                                     -----------    ----------------     -----------
             Shares under option at December 31, 1995                  154,200      $  9.33 - 23.00      $   17.50
             Options granted                                            57,000                17.83          17.83
             Options exercised                                          (8,400)                9.33           9.33
                                                                      ---------     ----------------     ----------
             Shares under option at December 31, 1996                  202,800         9.33 - 23.00          17.93
             Options granted                                            60,000                17.91          17.91
                                                                      ---------     ----------------     ----------
             Shares under option at December 31, 1997                  262,800         9.33 - 23.00          17.93
             Options granted                                            60,000                19.50          19.50
             Options exercised                                         (15,350)                9.33           9.33
                                                                      ---------     ----------------     ----------
             Shares under option at December 31, 1998                  307,450      $  9.33 - 23.00      $   18.66
                                                                      =========     ================     ==========


             In January 1999, options to purchase an additional 63,000 shares were granted. The exercise price was established at 100% of the fair market value of the stock on the date of grant, or $30.50 per share.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 -    STOCK OPTION PLAN (continued)

             The options outstanding at December 31, 1998, were:


                                                                                                         Weighted
                                                                            Weighted-Average             Average
                                           Number of Shares                  Exercise Price             Remaining
              Price                 -------------------------------   ------------------------------       Life
              Range                  Outstanding      Exercisable      Outstanding     Exercisable      (In Years)
             ---------              --------------   --------------   --------------   -------------   -------------
             $   9.33                   22,450            22,450        $    9.33        $    9.33          4.3
                17.83                   57,000            22,800            17.83            17.83          7.0
                17.91                   60,000            12,000            17.91            17.91          8.0
                19.00                   54,000            43,200            19.00            19.00          5.0
                19.50                   60,000                              19.50            19.50          9.0
                23.00                   54,000            32,400            23.00            23.00          6.0
                                      ---------        ----------       ----------       ----------        -----
                                       307,450           132,850        $   18.66        $   18.04          6.9
                                      =========        ==========       ==========       ==========        =====

             Options exercisable at December 31, 1997 and 1996, were 93,000 and 49,800, respectively. The weighted average exercise price for options exercisable at December 31, 1997 and 1996, was $17.93 and $16.49, respectively.

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



NOTE 19 -    STOCK OPTION PLAN (continued)

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

             Had compensation cost for the company's options granted after January 1, 1995, been determined according to SFAS 123, the company's net income and earnings per share would have been reduced to the following proforma amounts:

                                                                     1998           1997            1996
                                                                 -----------    -----------     -----------
                                                                          (Thousands of dollars)
                    Net income
                        As reported                              $    6,017     $    5,270      $    4,703
                        Proforma                                      5,708          5,140           4,631
                    Basic earnings per common share
                        As reported                                    1.64           1.43            1.28
                        Proforma                                       1.56           1.40            1.25
                    Diluted earnings per common share
                        As reported                                    1.61           1.43            1.27
                        Proforma                                       1.52           1.39            1.25

             The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

             The grant date fair values and assumptions used to determine such values are as follows:

                                                                     1998           1997           1996
                                                                 -----------      ---------      ---------
                    Weighted average grant date fair
                        value                                    $    14.77       $   7.34       $   4.35
                    Assumptions:
                        Risk-free interest rates                       4.70%          5.60%          6.20%
                        Expected volatility                           33.56%         19.84%          9.16%
                        Expected term (in years)                       8.00           8.00           8.00
                        Expected dividend yield                        2.32%          3.42%          3.59%

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20 -    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
                  INSTRUMENTS

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20 -    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
                  INSTRUMENTS (continued)

             C.   LOANS

                  The carrying amount (total outstandings excluding unearned income and reserve for loan losses) and estimated fair value of loans outstanding at December 31, 1998, are $407,648,000 and $407,116,000, and for December 31, 1997, are $293,001,000
                  and $292,683,000. In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions.

             D.   DEPOSITS

                  The carrying amount and estimated fair value of deposits outstanding at December 31, 1998, are $495,284,000, and $497,087,000, and for December 31, 1997, are $345,976,000 and
                  $345,989,000. Under SFAS 107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the company receives from the low-cost, long-term funding they provide. These benefits are significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of similar remaining maturities. Because of the repricing characteristics and the competitive nature of the company's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

             E.   SHORT-TERM BORROWINGS

                  Short-term borrowings reprice frequently and therefore the carrying amount is a reasonable estimate of fair value.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20 -    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
                  INSTRUMENTS (continued)

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


NOTE 21 -    COMMITMENTS AND CONTINGENCIES

             The company has committed to repurchase all of the preferred stock of Baylake Bank N.A., at par value of $3,160,000, during 1999.

             The company has made commitments for the purchases of land and construction of branch facilities totaling $1,116,000.

             Baylake Bank N.A. has commenced litigation against Kansas Bankers Surety Company (KBS) to recover additional amounts under a fidelity bond issued by KBS for losses it suffered as a result of fraudulent activities by the former bank's president and other officers. KBS has counterclaimed for return of $2,050,000 it paid to the bank on previous claims alleging that the payment was the result of misrepresentation by the bank or "mutual mistake". The bank intends to vigorously prosecute its case and defend the counterclaim.

             Also, in conjunction with the acquisition of Evergreen, the company is subject to various other lawsuits, claims, and counterclaims. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. Although the company believes that amounts provided in its financial statements are adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from these matters will not have a material adverse affect on its financial condition, results of operations or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of December 31, 1998, cannot be determined.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 22 -    CONDENSED FINANCIAL INFORMATION - PARENT
                  COMPANY ONLY

                                                        BAYLAKE CORP.
                                                    (Parent Company Only)
                                                  CONDENSED BALANCE SHEETS
                                                         December 31


                                                                                         1998             1997
                                                                                     ------------     ------------
                                                                                        (Thousands of dollars)
                          ASSETS
             Cash in bank                                                            $       127      $        38
             Dividend receivable                                                             661              811
             Receivable from subsidiary                                                      131               10
             Investment in subsidiaries                                                   45,019           41,607
                                                                                     -----------      -----------
                       Total assets                                                  $    45,938      $    42,466
                                                                                     ===========      ===========
                          LIABILITIES AND STOCKHOLDER
                             EQUITY
             Liabilities
                 Dividends payable                                                   $       661      $       611
                 Accrued expense                                                               5
                                                                                     -----------      -----------
                       Total liabilities                                                     666              611
             Stockholder equity                                                           45,272           41,855
                                                                                     -----------      -----------
                       Total liabilities and stockholder equity                      $    45,938      $    42,466
                                                                                     ===========      ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 22 -    CONDENSED FINANCIAL INFORMATION - PARENT
                  COMPANY ONLY (continued)

                                                          BAYLAKE CORP.
                                                      (Parent Company Only)
                                                 CONDENSED STATEMENTS OF INCOME
                                                 For the Years Ended December 31


                                                                          1998            1997            1996
                                                                     -------------    -----------     ------------
                                                                                (Thousands of dollars)
             Income
                 Dividends from subsidiaries                         $     10,139     $    3,191      $    14,284
                 Interest income                                                6              9               47
                                                                     ------------     ----------      -----------
                       Total income                                        10,145          3,200           14,331
                                                                     ------------     ----------      -----------
             Expenses
                 Other                                                         64             45               40
                 Income taxes (benefit)                                       (15)           (12)               2
                                                                     ------------     ----------      -----------
                       Total expenses                                          49             33               42
                                                                     ------------     ----------      -----------
                       Income before equity in
                          undistributed net income
                          of subsidiaries                                  10,096          3,167           14,289
             Equity in undistributed net income
                 of subsidiaries                                           (4,079)         2,103           (9,586)
                                                                     ------------     ----------      -----------
                       NET INCOME                                    $      6,017     $    5,270      $     4,703
                                                                     ============     ==========      ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 22 -    CONDENSED FINANCIAL INFORMATION - PARENT
                  COMPANY ONLY (continued)

                                                          BAYLAKE CORP.
                                                      (Parent Company Only)
                                                CONDENSED STATEMENT OF CASH FLOWS
                                                 For the Years Ended December 31


                                                                              1998          1997           1996
                                                                          -----------    ----------     -----------
                                                                                   (Thousands of dollars)
             CASH FLOWS FROM OPERATING ACTIVITIES:
                Cash paid to suppliers                                    $      (59)    $     (48)     $      (40)
                Interest received                                                  6             9              47
                Dividends received                                            10,289         2,970          13,694
                Income taxes (paid) received                                      10            36             (17)
                                                                          ----------     ---------      ----------
                      Net cash provided by operating activities               10,246         2,967          13,684
                                                                          ----------     ---------      ----------
             CASH FLOWS FROM INVESTING ACTIVITIES:
                Purchase of subsidiary                                        (7,000)                      (13,875)
                                                                          ----------     ---------      ----------
                      Net cash used in investing activities                   (7,000)                      (13,875)
                                                                          ----------     ---------      ----------
             CASH FLOWS FROM FINANCING ACTIVITIES:
                Dividends paid                                                (3,089)       (2,970)         (2,258)
                Issuance of stock                                                143                            84
                Repurchase of stock                                             (211)         (365)
                                                                          ----------     ---------      ----------
                      Net cash provided by financing activities               (3,157)       (3,335)         (2,174)
                                                                          ----------     ---------      ----------
                      Net increase (decrease) in cash                             89          (368)         (2,365)
             Cash and due from banks, beginning                                   38           406           2,771
                                                                          ----------     ---------      ----------
             Cash and due from banks, ending                              $      127     $      38      $      406
                                                                          ==========     =========      ==========
             Reconciliation of net income to net cash provided by operating activities:
                   Net income                                             $    6,017     $   5,270      $    4,703
                   Adjustments to reconcile net income to net
                      cash provided by operating activities:
                         Undistributed earnings of subsidiary                  4,081        (2,103)          9,586
                         Change in receivable from subsidiary                     (7)           24
                         Change in dividends receivable                          150          (221)           (590)
                         Change in accrued expenses                                5            (3)            (15)
                                                                          ----------     ---------      ----------
                      Net cash provided by operating activities           $   10,246     $   2,967      $   13,684
                                                                          ==========     =========      ==========
             SUPPLEMENTAL SCHEDULE OF NONCASH
                FINANCING ACTIVITIES:
                   Dividends reinvested in common stock                   $      518     $     391      $      815

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 23 -    BUSINESS SEGMENTS

             The company has two business segments for which discrete financial information is available: banking and non-banking.

             Banking provides commercial, mortgage, and consumer lending, deposit services, trust services, and other traditional bank services. These services are provided primarily through branch banks, and ATMs.

             Non-banking includes insurance agency services and conference facilities through two of the company's wholly-owned subsidiaries.

                                                                               1998
                                                 ------------------------------------------------------------------
                                                                                    Intercompany
                                                   Banking        Non-Banking          Amounts            Totals
                                                 ------------    ---------------   ----------------   -------------
                                                                      (Amounts in thousands)
             Interest revenue                    $    38,061        $    20            $  (20)        $     38,061
             Interest expense                         19,168                              (20)              19,148
             Provision for loan losses                 1,135                                                 1,135
             Noninterest revenue                       4,249            128                                  4,377
             Noninterest expenses                     13,780            111                                 13,891
             Income taxes                              2,231             16                                  2,247
             Net income                                5,996             21                                  6,017
             Total assets                            607,410            502              (474)             607,438

                                                                               1997
                                                 ------------------------------------------------------------------
                                                                                     Intercompany
                                                   Banking        Non-Banking          Amounts            Total
                                                 ------------    ---------------    ---------------   -------------
                                                                      (Amounts in thousands)
             Interest revenue                    $    31,577        $    15            $  (15)        $     31,577
             Interest expense                         14,677                              (15)              14,662
             Provision for loans losses                1,115                                                 1,115
             Noninterest revenue                       3,920            148                                  4,068
             Noninterest expense                     112,458            113                                112,571
             Income taxes                              2,007             20                                  2,027
             Net income                                5,240             30                                  5,270
             Total assets                            450,025            488              (451)             450,062

                                    PART III

The following items are incorporated by reference to the Registrant's Proxy Statement to be filed pursuant to Regulation 14A for its 1999 Annual Meeting of Shareholders (the "1999" Proxy Statement").


Item 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference to "Baylake Corp. - Management" and "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" under "Matters to be Considered at the Baylake Annual Meeting" in the 1999 Proxy Statement.


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


Item 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference to "Matters to be Considered at the Baylake Annual Meeting - Ownership of Baylake Common" in the 1999 Proxy Statement.


Item 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference to "Matters to be Considered at Baylake Annual Meeting - Election of certain directors whose terms will expire."

                          CONSENT OF SMITH & GESTELAND




        We consent to incorporation by reference in the registration statement on Form S-8 of Baylake Corp. of our report dated January 26, 1999 relating to the consolidated balance sheets of Baylake and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholder equity and cash flows for each of the years ended December 31, 1998, 1997, and 1996, which report appears in Baylake's Annual Report on Form 10-K for the year ended December 31, 1998.




Madison, Wisconsin
March 28, 1999                                            SMITH & GESTELAND, LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BAYLAKE CORP.



                                     By:   Steven D. Jennerjohn
                                        ----------------------------------
                                           Steven D. Jennerjohn
                                           Treasurer

                                   Date:  March 16, 1999
                                        ----------------------------------


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



               Thomas L. Herlache                                      L. George Evenson
    --------------------------------------------                 ----------------------------
               Thomas L. Herlache                                L. George Evenson, Director
     President, Chief Executive Officer and
     Director (Principal Executive Officer)

               Steven D. Jennerjohn
    --------------------------------------------                 ----------------------------
               Steven D. Jennerjohn                                  Glenn Miller, Director
                     Treasurer
    (Principal Financial and Accounting Officer)

                                                                          Ruth Nelson
    --------------------------------------------                 ----------------------------
              Ronald D. Berg, Director                                Ruth Nelson, Director

               Marie Bertschinger
    --------------------------------------------                 ----------------------------
              Marie Bertschinger, Director                       William C. Parsons, Director

             George Delveaux, Jr.                                       Richard A. Braun
    --------------------------------------------                 ----------------------------
        George Delveaux, Jr., Director                            Richard A. Braun, Director

                  John W. Bunda                                          Joseph Morgan
    --------------------------------------------                 ----------------------------
          John W. Bunda, Director                                  Joseph Morgan, Director

                  John D. Collins
    --------------------------------------------                 ----------------------------
         John D. Collins, Director                                  Paul J. Sturm, Director

*Each of the above signatures is affixed as of March 16, 1999.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  See "Table of Contents" immediately following Item 9.
  (b)  See the following "Exhibit Index".
  (c)  No reports on Form 8-K.

                                 BAYLAKE CORP.
                               (the "Registrant")

                                 EXHIBIT INDEX
                                       TO
                        1998 ANNUAL REPORT ON FORM 10-K

  Exhibit                                                    Incorporated Herein                        Filed
  Number                    Description                          By Reference                          Herewith
  -------                   -----------                      -------------------                       --------
   2.1      Agreement and Plan of Acquisition dated
            March 13, 1996 between the Registrant
            and Four Seasons of Wis Corp.

   2.2      Agreement and Plan of Reorganization         Exhibit 2.1 to Registrant's Annual
            dated as of February 18, 1994 among the      Report on Form 10-K for the year
            Registrant, Kewaunee Acquisition Corp.       ended December 31, 1993 ("1993
            ("KAC") and Kewaunee County Banc-Shares,     10-K")
            Inc. ("KCB")

   2.3      Merger Agreement dated as of March 30,       Exhibit 2.2 to 1993 10-K
            1994 among the Registrant, KAC and KCB

   2.4      Merger Agreement dated as of October 1,
            1998 among the Registrant, M&I and
            Evergreen

   3.1      Articles of Incorporation, as amended        Exhibit 3.1 to 1993 10-K

   3.2      Bylaws, as amended                           Exhibit 3.2 to 1993 10-K

  10.1**    Registrant's 1993 Stock Option Plan          Exhibit A to Registrant's Proxy
                                                         Statement for 1993 Annual Meeting
                                                         of Shareholders

  10.2**    Registrant's Pay-for-Performance (bonus)     Description thereof under "Board
            Program                                      of Directors/Compensation
                                                         Committee Report on Management
                                                         Compensation" in Registrant's
                                                         Proxy Statement for the 1994
                                                         Annual Meeting of Shareholders

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

  10.6      Registrant's Stock Purchase Plan filed
            on December 17, 1998

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