Form 10-Q
period 1999-03-31
BAYLAKE CORP
filed 1999-05-17
CIK 275119

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED          MARCH 31, 1999
                              -------------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                             -----------------    -----------------

Commission file number                  0-8679
                      ---------------------------------------------

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

Yes    X        No
   ---------       ---------

                     Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 14, 1999.

                             $5.00 Par Value Common
                                3,703,987 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX





PART I - FINANCIAL INFORMATION                      PAGE NUMBER


Item 1.

Consolidated Condensed Balance Sheet                     3
  as of March 31, 1999 and December 31, 1998

Consolidated Condensed Statement of Income               4
  Three months ended March 31, 1999 and
  1998

Consolidated Statement of Comprehensive Income           5
  Three months ended March 31, 1999 and 1998


Consolidated Statement of Cash Flows                   6 - 7
  Three months ended March 31, 1999 and 1998


Notes to Consolidated Condensed Financial Statements   8 - 9

Item 2.

Managements Discussion and Analysis of Financial      10 - 24
  Condition and Results of Operations



PART II.  OTHER INFORMATION                              24

Signatures                                               25

                         PART 1 - FINANCIAL INFORMATION
                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                            (In thousands of dollars)


                                                                               MARCH 31         DECEMBER 31
                                 ASSETS                                          1999              1998
                                 ------                                        --------         -----------

Cash and due from Banks                                                        $ 13 476           $ 17 560

Investment securities available for
  sale (at market)                                                              129 099            112 536

Investment securities held to maturity
(market value $15,252 and $15,765)                                               15 058             15 510

Federal funds sold
                                                                                                    26 106


Loans                                                                           406 755            408 921

  Less:  Allowance for loan losses                                                8 029             11 035
                                                                               --------           --------

Loans, net of allowance for loan losses                                         398 726            397 886

Bank premises and equipment                                                      16 245             15 627
Federal Home Loan Bank Stock (at cost)                                            2 650              2 650

Accrued interest receivable                                                       4 300              3 913

Income taxes receivable                                                           1 028              1 459

Deferred income taxes                                                               606                520

Goodwill                                                                          8 172              8 326

Other assets                                                                      4 848              5 345
                                                                               --------           --------

     TOTAL ASSETS                                                              $594 208           $607 438
                                                                               ========           ========


                              LIABILITIES


Domestic Deposits
  Non-interest bearing deposits                                                $ 50 307           $ 58 311
  Interest bearing deposits
    Now                                                                          42 960             54 974
    Savings                                                                     131 957            132 075
    Time, $100,000 and over                                                      56 492             47 717
    Other time                                                                  196 310            202 207
                                                                               --------           --------

  Total interest bearing                                                       $427 719           $436 973
                                                                               --------           --------

  Total deposits                                                               $478 026           $495 284


Short term borrowings
  Federal funds purchased, repurchase agreements
  and Federal Home Bank Loans                                                    60 489             56 758

Long term debt                                                                      264                392

Accrued expenses and other liabilities                                            6 232              5 911

Dividends payable                                                                   ---                661

Minority interest payable                                                         3 160              3 160
                                                                               --------           --------

     TOTAL LIABILITIES                                                          548 171           $562 166
                                                                               --------           --------



                           STOCKHOLDERS EQUITY

Common stock $5.00 par value - authorized
  10,000,000 shares; issued 3,722,546 shares
  in 1999 and 3,690,021 in 1998; outstanding
  3,699,387 in 1999; 3,656,145 in 1998
                                                                               $ 18 613           $ 18 473

Additional paid-in capital                                                        6 604              6 229

Retained earnings                                                                20 189             19 394

Treasury Stock                                                                     (625)              (625)

Net unrealized gain on securities available
  for sale, net of tax of $681 in 1999 and
  $975 in 1998                                                                    1 256              1 801
                                                                               --------           --------


TOTAL STOCKHOLDERS EQUITY                                                        46 037             45 272
                                                                               --------           --------

  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                    $594 208           $607 438
                                                                               ========           ========


See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
              (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARES)



                                                        THREE MONTHS ENDED MARCH
                                                                   31



                                                           1999         1998
                                                          ------       ------
Interest Income

  Interest and fees on loans                             $  8 981     $  6 716

  Interest on investment securities
    Taxable                                                 1 366        1 231
    Exempt from federal income tax                            600          586
  Other interest income                                       239            0
                                                         --------     --------
    Total Interest Income                                  11 186        8 533

Interest Expense

  Interest on deposits                                      4 929        3 498
  Interest on short-term borrowings                           818          789
  Interest on long-term debt                                    5            7
                                                         --------     --------
    Total Interest Expense                                  5 752        4 294
                                                         --------     --------
Net Interest Income                                         5 434        4 239

Provision for loan losses                                     163          150
                                                         --------     --------
  Net interest income after
  provision for loan losses                                 5 271        4 089
                                                         --------     --------
Other Income

  Fees from fiduciary activities                              130          100
  Fees from loan servicing                                    225          181
  Fees for other services to customers                        490          397
  Gains from sales of loans                                    89          220
  Securities gains, net                                         -            -
  Other income                                                119           48
                                                         --------     --------

    Total Other Income                                      1 053          946
                                                         --------     --------
Other Expenses

  Salaries and employee benefits                            2 415        1 932
  Occupancy expense                                           308          257
  Equipment expense                                           333          239
  Data processing and courier                                 190          163
  Operation of other real estate                               10            -
  Other operating expense                                     980          642
                                                         --------     --------
    Total Other Expenses                                    4 236        3 233
                                                         --------     --------
Income before income taxes                                  2 088        1 802

Income tax expense (benefit)                                  627          480
                                                         --------     --------
NET INCOME                                               $  1 461     $  1 322
                                                         ========     ========


Net Income per share (1)                                 $   0.40     $   0.36

Cash dividends per share                                 $   0.18     $   0.17



(1) Based on 3,681,631 average shares outstanding in 1999 and 3,656,394 in 1998.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                           (IN THOUSANDS OF DOLLARS)



                                                              THREE MONTHS ENDED
                                                                   MARCH 31



                                                              1999         1998
                                                             ------       ------


Net Income
Other comprehensive income,
  net of tax:                                                $1 461       $1 322
                                                             ------       ------


Unrealized gains on securities:
  Unrealized holding losses
  arising during period                                        (545)         (37)
                                                             ------       ------


Comprehensive Income                                         $  916       $1 285
                                                             ======       ======


                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)







           THREE  MONTHS ENDED  MARCH  31
           ------------------------------

                                                                                            1999                  1998
                                                                                          --------              --------
                                                                                               (thousands of dollars)
Cash flows from operating activities:

  Interest received from:
    Loans                                                                                  $  8 673               $  6 553
    Investments                                                                               2 058                  1 611
  Fees and service charges                                                                    1 001                    895
  Interest paid to depositors                                                                (4 715)                (3 577)
  Interest paid to others                                                                      (807)                  (815)
  Cash paid to suppliers and employees                                                         (760)                (2 741)
  Income taxes paid                                                                          (1 174)                   (39)
                                                                                           --------               --------

    Net cash provided by operating activities                                                 4 276                  1 887


Cash flows from investing activities:

  Principal payments received on investments                                                 32 763                  6 657
  Purchase of investments                                                                   (23 618)               (11 284)
  Proceeds from sale of other real estate owned                                                 622                      0
  Loans made to customers in excess of principal collected                                   (2 745)                (5 139)
Capital expenditures                                                                           (915)                  (497)
                                                                                           --------               --------

    Net cash provided by (used in) investing activities                                       6 107                (10 263)

Cash flows from financing activities:

  Net increase (decrease) in demand deposits, NOW accounts                                  (20 135)                (6 249)
      and savings accounts
  Net increase (decrease) in advances from borrowers                                          3 603                  6 445
  Net increase (decrease) in time deposits                                                    2 877                  4 220
  Proceeds from issuance of common stock                                                        514                      0
  Treasury Stock Acquired                                                                         0                   (208)
  Dividends paid                                                                             (1 326)                (1 221)
                                                                                           --------               --------


    Net cash provided by (used in) financing activities                                     (14 467)                 2 987
                                                                                           --------               --------

Net decrease in cash and cash equivalents                                                    (4 084)                (5 389)

Cash and cash equivalents, beginning                                                         17 560                 15 065
                                                                                           --------               --------
Cash and cash equivalents, ending                                                          $ 13 476               $  9 676



                                                                                           1999                 1998
                                                                                          ------               ------

                                                                                             (thousands of dollars)

Reconciliation of net income to net cash provided by operating activities:

Net Income                                                                                  $ 1 461                $ 1 322

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation                                                                                    298                    248
Provision for loan losses and real estate owned                                                 163                    150
Amortization of premium on investments                                                           50                     41
Accretion of discount on investments                                                            (40)                   (70)
Cash surrender value increase                                                                   (13)                   (13)
(Gain) loss from disposal of other real estate                                                  (26)                     0
(Gain) loss on sale of loans                                                                    (89)                  (220)
Proceeds from sale of loans held for sale                                                     5 980                  6 067
Originations of loans held for sale                                                          (5 890)                (5 882)
Equity in income of service center                                                              (10)                    (4)
Amortization of goodwill                                                                        154                     81
Amortization of mortgage servicing rights                                                        15                      0
Mortgage servicing rights booked                                                                (70)                     0
Deferred compensation                                                                            42                     (6)

Changes in assets and liabilities:

  Interest receivable                                                                          (387)                  (299)
  Prepaids and other assets                                                                     728                    413
  Unearned income                                                                               (36)                   (20)
  Interest payable                                                                              229                    (99)
  Taxes payable                                                                                (755)                   442
  Deferred taxes                                                                                209                      0
  Other liabilities                                                                           2 263                   (264)
                                                                                            -------                -------

Total adjustments                                                                             2 815                    565
                                                                                            -------                -------


Net cash provided by operating activities                                                   $ 4 276                $ 1 887
                                                                                            =======                =======


                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999





1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1998 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of March 31, 1999 and December 31, 1998. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results to be expected for the entire year.



2. The book value of investment securities, by type, held by the Company are as follows:


                                                                                March  31            DECEMBER 31
                                                                                  1999                  1998
                                                                                ---------            -----------
                                                                                    (thousands of dollars)
              Investment securities held to maturity:

              Obligations of states and political
                subdivisions                                                     $ 15 058              $ 15 510

                                                                                 --------              --------

              Investment securities held to maturity                             $ 15 058              $ 15 510


              Investment securities available for sale:

              U.S. Treasury and other U.S. government
                agencies                                                         $ 21 272              $ 20 192
              Obligations of states and political                                  34 195                34 288
                subdivisions
              Mortgage-backed securities                                           71 768                54 981
              Other                                                                 1 864                 3 075
                                                                                 --------              --------
              Investment securities available for sale                           $129 099              $112 536
                                                                                 ========              ========




3.       At March 31, 1999 and December 31, 1998, loans were as follows:




                                                                                March   31           December 31
                                                                                    1999                1998
                                                                                ----------           -----------
                                                                                     (thousands of dollars)

              Commercial, industrial and agricultural                           $ 247 521             $ 246 396
              Real estate - construction                                           14 008                 9 553
              Real estate - mortgage                                              131 017               137 837
              Installment                                                          14 952                15 914
              Less:  Deferred loan origination fees, net of
                costs                                                               ( 743)                 (779)
                                                                                ---------             ---------
                                                                                  406 755               408 921

              Less allowance for loan losses                                       (8 029)              (11 035)
                                                                                ---------             ---------
                Net loans                                                       $ 398 726             $ 397 886


4.       As of December 31, 1993, the Company adopted STATEMENTS OF
         FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at March 31, 1999 and December 31, 1998 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.


5.       As of January 1, 1996, the Company adopted SFAS No. 122,
         "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the company's financial position and the results of operation were not material for the three months ended March 31, 1999 and 1998.


6.       As of January 1, 1998, the Company adopted SFAS No. 130,
         "Reporting Comprehensive Income." This statement established standards for reporting and the display of comprehensive income in a full set of general-purpose financial statements.


         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". The statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. All reported prior period earnings per share information has been restated with SFAS No. 128.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires certain related disclosures about products and services, geographic areas, and major customers. The segment and other information disclosures were required for the year ended December 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of the Baylake Corp. ("Baylake" or the "Company"), which may not be otherwise apparent from the consolidated financial statements included in this report. This discussion and analysis should be read in conjunction with those financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis.

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


On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). No payments to the former shareholder have been made, but are contingently payable in May 1999 based on a formula set forth in the stock purchase agreement. Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of the bank as a "troubled institution" and "critically under capitalized" based on severe asset quality problems and significant fraudulent activities by former bank employees and directors.

The acquisition was accounted for using the purchase method of accounting, therefore it would affect future operations. At the time of acquisition, BLBNA had total assets of $101.8 million, deposits of $93.2 million and loans of $83.7 million. On March 15, 1999, BLBNA merged with Baylake Bank ("Bank").

All per share information has been restated to reflect the 3-for-2 stock dividend paid on May 15, 1998, to shareholders of record May 1, 1998.

Results of Operations

For the three months ended March 31, 1999, net income increased $139,000, or 10.5%, to $1.46 million from $1.32 million for the first quarter of 1998. Basic operating earnings per share increased to $.40 per share in 1999 compared with $.36 in 1998, an increase of 11.1%. On a diluted operated earnings per share basis, the Company recorded $.38 per share in 1999, compared to $.36 per share in 1998.

The annualized return on average assets and return on average equity for the first three months ended March 31, 1999 were .97% and 12.62%, respectively compared to 1.20% and 12.74%, respectively for the same period a year ago.

The change in net income for the period is primarily due to improved net interest income and an increase in other income offset by increased other expenses.

Cash dividends declared in 1999 increased 5.9% to $.18 per share compared with $.17 in 1998.

Net Interest Income

Net interest income is the largest component of the Registrant's operating income (net interest income plus other non-interest income) accounting for 84.5% of 1999 total operating income, as compared to 82.8% in 1998. Net interest income represents the difference between interest earned on loans, investments and other earning assets offset by the interest expense attributable to the deposits and the borrowings that fund them. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax-equivalent basis reached $5.7 million in 1999, an increase of 26.5% from $4.5 million in 1998. The improvement in 1999 net interest income of $1.2 million was due in part to an increase in the volume of net average earning assets of $3.9 million. Total interest income for the first quarter of 1999 increased $2.7 million, or 30.1% to $11.5 million from $8.8 for the first quarter of 1998, while interest expense increased $1.5 million, or 34.0%, to $5.8 million from $4.3 million in the first quarter of 1998. Average earning assets increased 34.4% offset by an increase of 38.0% in average interest-bearing liabilities. The benefit from an increase in earning assets and non-interest bearing deposits were offset, in part, by an increase in interest-bearing liabilities, a decline in the yield on earning assets and an increase in the cost of interest paying liabilities. As a result, interest income increased 30.1% while interest expense for 1999 increased 34.0%.

For the three months ended March 31, 1999, average earning assets increased $142.1 million, or 34.4%, when compared to the same period last year. The Company registered an increase in average loans of $114.1 million, or 38.5% for the first quarter of 1999 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased 30 basis points in 1999 to 3.55% from 3.85% in 1998, as the average yield on earning assets decreased 44 basis points while the average rate paid on interest-bearing liabilities decreased 14 basis points over the same period.

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended March 31, 1999 decreased from 4.44% to 4.09% compared to a year ago. Total loan yields declined 32 basis points to 8.87%, while total investment yields declined 51 basis points to 6.73% as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 6 basis points to 4.56% for the first quarter of 1999, while short-term borrowing costs decreased 50 basis points to 5.23% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the three months ended March 31, 1999. Other factors contributing to the decrease was the increased volume of non-accrual loans (as a result of the BLBNA purchase) and the Company's efforts intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) by acquiring additional funding, primarily from the Federal Home Loan Bank of Chicago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.7% in 1999 compared with 93.4% in 1998. The ratio declined in 1999, primarily as a result of additional non-accrual loans acquired in the BLBNA purchase.


Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 1999 increased $13,000, or 8.7% to $163,000 compared with $150,000 for the first quarter of 1998. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio and the balance existing in the allowance for possible loan losses account.

Non-Interest Income

Total non-interest income increased $107,000, or 11.3%, to $1.0 million from $946,000 for the first quarter of 1998. The increase has occurred as a result of increased trust income, loan servicing fees, fees on other customer services and other income, offset by a decrease in gains from sales of loans.

Trust fees increased $30,000 or 30.0% in 1999 compared to 1998, primarily as a result of an increase in trust business.

Loan servicing fees increased $44,000 or 24.3% to $225,000 in 1999. The increase in 1999 occurred as a result of increased servicing income due to a larger portfolio of commercial loan business sold on the secondary market and serviced by Company.

Gains on sales on loans in the secondary market decreased $131,000 to $89,000 in 1999 primarily as a result of decreased gains from sales of commercial loans. Sales of total loans for the quarter declined slightly to $6.0 million, compared to $6.1 million a year ago.

Service charges on deposit accounts showed an increase of $69,000 or 30.0% over 1998 results accounting for the improvement in fee income generated for other services to customers.

Included in 1999 other income are recoveries of $77,000 related to the BLBNA operation, providing the increase to other income as related to 1998 results.


Non-Interest Expense

Non-interest expense increased $1.0 million or 31.0% for the first three months ended March 31, 1999 compared to the same period in 1998. Salaries and employee benefits showed an increase of $483,000, or 25.0% for the period as a result of additional staffing acquired as a result of the BLBNA purchase, salary and related benefit increases. Full time equivalent staff increased to 234 from 200 a year earlier. Slight increases in occupancy and equipment expenses occurred as a result of expansion efforts in the Green Bay and Waupaca markets and costs related to modernization of various facilities.


Other operating expenses increased $338,000 or 52.7%. Included in 1999 expenses were amortization of goodwill related to the Four Seasons acquisition of $82,000 (the same as in 1998) and amortization of $72,000 related to the BLBNA acquisition.

Payments to regulatory agencies increased $72,000 to $83,000 for the three months ended March 31, 1999. $71,000 of the increase occurred as a result of BLBNA. For the Bank, these charges related to a debt service assessment related to Financing Corporation (FICO). A risk classification rating of 1A (rating assigned to well-capitalized institutions) allowed Bank to experience no Federal Deposit Insurance Corporation (FDIC) assessments for the first three months of 1999. BLBNA has been assigned a risk classification rating of 3B (rating assigned to troubled and critically under capitalized institutions) therefore in addition to a FICO assessment, BLBNA also receives a FDIC assessment.

Audit and legal expense increased $114,000 for the three months ended March 31, 1999, primarily the result of various legal issues revolving around loan collection efforts of the BLBNA loan portfolio.

Other items comprising other operating expense shows an increase of $80,000 or a 15.4% increase in 1999 compared to 1998. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 2.13% for the first three months of 1999 compared to 2.10% for the same period in 1998. The Company continues its commitment to deliver quality service and products for its customer base.

Income Taxes

Income tax expense for the Company for the first three months in 1999 was $627,000, an increase of $147,000 or 30.6% compared to the same period in 1998. The increase in income tax provision was due to increased taxable income.

Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the affiliated members of the Company's consolidated income tax group except for Baylake Investments, which is located in Nevada. Presently, the income of Baylake Investments is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax. The Wisconsin 1999-2001 State Budget Bill contains a proposal for the adoption of combined corporate income tax reporting in Wisconsin beginning in the year 2000. If the state legislative branch approves the proposal, then substantially all of the income of all of the members of the Company's consolidated federal income tax return group, including that of Baylake Investments, will be subject to Wisconsin corporate franchise tax.



Balance Sheet Analysis

Loans

At March 31, 1999, total loans decreased $2.2 million, or .53% to $406.8 million from $408.9 million at December 31, 1998. The change in loan mix in the Company's loan portfolio resulted from an increase in commercial loans to $247.5 million at March 31, 1999 compared to $246.4 million at December 31, 1998. In addition, real estate construction loans increased to $14.0 million at March 31, 1999 compared to $9.6 million at December 31, 1998. Real estate mortgage loans decreased to $131.0 million at March 31, 1999 compared with $137.8 million at December 31, 1998.

Allowance for Possible Loan Losses

At March 31, 1999, the allowance for possible loan losses ("APLL") of $8.0 million represented 1.97% of total loans, down from 2.7% at December 31, 1998. APLL of $6.5 million was acquired as a result of the BLBNA acquisition. Loans decreased .53% from December 31, 1998 to March 31, 1999, while the allowance declined as a result of higher than normal net charge-offs for the quarter. Provision expense of $163,000 for the quarter was offset by net chargeoffs over recoveries of $3.2 million year to date. Net charge-offs increased in the first three months in 1999 as compared to 1998. As loans have grown in the Bank's portfolio, management did not believe there existed any trends indicating any undue portfolio risk. There exists potential asset quality problems in the loan portfolio acquired in the BLBNA purchase although management believes sufficient reserves have been provided in the APLL acquired in the BLBNA purchase to absorb potential losses in the loan portfolio. In the six months since the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate potential problem loans stemming from the BLBNA acquisition. As an integral part of their examination process on BLBNA since the acquisition, various regulatory agencies have also done a review on these loans. Although no assurance can be given, management feels that the majority of these loans have been identified. Ongoing efforts are being made to collect these loans and involve the legal process where necessary to minimize risk of further deterioration of these loans for full collectibility.


Commercial, agricultural and other loan net charge-offs represented 97.4% of the total net charge-offs for the three months of 1999. In the commercial loan sector, three loans totaling $3.3 million accounted for the net charge-offs. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

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

Management believes that the balance of the allowance for possible loan losses as of March 31, 1999 is sufficient to absorb potential loan losses.





Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management remains committed to a philosophy that encourages early identification of non-accrual and problem loans. The philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Non-performing assets at March 31, 1999 were $14.7 million compared to $14.1 million at December 31, 1998. Non-accrual loans represent $9.7 million of the total of non-performing assets, of which $6.3 million was acquired with the BLBNA acquisition. Real estate non-accrual loans account for $7.6 million of the total (of which $3.2 million was residential real estate and $4.2 million was commercial real estate), while commercial and industrial non-accruals account for $1.8 million. Management believes collateral is sufficient in the event of default. $4.7 million of troubled debt restructured loans existed at March 31, 1999 compared with $3.0 million at December 31, 1998. Approximately $1.9 million of this total consists of one commercial real estate credit which has been granted various concessions and had experienced past cashflow problems. This credit was current at March 31, 1999. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non performing loans to total loans at March 31, 1999 was 3.6% compared to 3.4% at 1998 year end. The Registrant's APLL was 54.7% of total non-performing loans at March 31, 1999 compared to 78.3% at year end 1998.


Investment Portfolio

At March 31, 1999, the investment portfolio increased $16.1 million, or 12.6% to $144.2 million from $128.0 million at December 31, 1998. At March 31, 1999, the investment portfolio represented 24.3% of total assets compared with 21.1% at December 31, 1998. The increase in total investments occurred as a result of a reduction in federal funds sold and a decrease in the loan portfolio accompanied by an increase in federal funds purchased.

Deposits

Total deposits at March 31, 1999 decreased $17.3 million, or 3.5%, to $478.0 million from $495.3 million at December 31, 1998. Non-interest bearing deposits at March 31, 1999 decreased $8.0 million, or 13.7%, to $50.3 million from $58.3 million at December 31, 1998. Interest-bearing deposits at March 31, 1999 decreased $9.3 million, or 2.1%, to $427.7 million from $437.0 million at December 31, 1998. Interest-bearing transaction accounts (NOW deposits) decreased $12.0 million, primarily public fund deposits. Overall deposits for the first six months tend to slightly decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

Emphasis will be placed on generating additional core deposits in 1999 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service.

Short Term Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and borrowings from the Federal Home Loan Bank. Total short-term borrowings at March 31, 1999 increased $3.7 million to $60.5 million from $56.8 million at December 31, 1998. The increase in short-term borrowings resulted from decreased deposits as compared to increases in the investment portfolio


Long Term Debt

The only component of long-term debt of $264,000 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used for the purchase of one of the properties in the Green Bay region for branch location.


Liquidity

Liquidity refers to the ability of the Company, and its subsidiary Bank to generate adequate amounts of cash to meet its needs for cash. The Company and the Bank have different liquidity considerations.

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

As shown in the Company's Consolidated Statements of Cashflows for the three months ended March 31, 1999, cash and cash equivalents decreased $4.1 million during the period to $13.5 million at March 31, 1999. The decrease primarily reflected $4.3 million in net cash provided by operating activities and $6.1 million by investing activities offset by $14.5 million used in financial activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash provided by investing activities consisted of a net flow of funds provided by investment activities offset by a net increase in loans plus necessary capital expenditures. Net cash used in financial activities resulted primarily from a decrease in short term deposits and dividends paid offset by an increase in time deposits and borrowed funds and issuance of common stock. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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

Management believes that, in the current economic environment, the Company's and the Bank's liquidity position are adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank or the Company's liquidity.

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

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. The mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increase net interest income. Alternatively, asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitivity gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities.

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Registrant is liability sensitive, although management believes that a range of plus or minus 15% within a one year pricing schedule is acceptable. The analysis considers money market index accounts and 25% of NOW accounts to be rate sensitive within three months. Regular savings, money market deposit accounts and 75% of NOW accounts are considered to be rate sensitive within one to five years. While these accounts are contractually short-term in nature, it is the Registrant's experience that repricing occurs over a longer period of time. The Registrant views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories include loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities.


For the time frame within three months as of March 31, 1999, rate sensitive liabilities exceeded rate sensitive assets by $46.5 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 77.3%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $10.3 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 79.0%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 68.2%, which is outside the range of plus or minus 15% deemed acceptable by management. When the Company requires funds beyond its ability to generate them internally, it can borrow from a number of sources, including the Federal Home Loan Bank of Chicago and other correspondent banks.

Management continually reviews its interest risk position through the committee processes. Managements' philosophy is to maintain relatively matched rate sensitive asset and liability position within the range


                                                ASSET AND LIABILITY MATURITY REPRICING SCHEDULE AS OF MARCH 31, 1999




                                                Within        Four to        Seven to      One Year         Over
                                                Three           Six           Twelve        to Five         Five
(In Thousands)                                  Months         Months         Months         Years          Years          Total
                                                ------         ------         ------         -----          -----          -----

Earning Assets:

  Investment Securities                        $  2 527     $    128        $   6 042      $ 63 274        $74 836        $146 807

  Federal funds sold                                  0                                                                          0

  Loans and Leases:

    Variable Rate                               122 698        6 011                0        32 797              0         161 506

    Fixed Rate                                   32 843       32 317           31 698       131 836          6 895         235 589
                                               --------     --------        ---------      --------        -------        --------
Total Loans and Leases                         $155 541     $ 38 328        $  31 698      $164 633        $ 6 895        $397 095
                                               --------     --------        ---------      --------        -------        --------

Total Earning Assets                           $158 068     $ 38 456        $  37 740      $227 907        $81 731        $543 902
                                               ========     ========        =========      ========        =======        ========

Interest Bearing Liabilitites:

  NOW Accounts                                 $ 10 740     $               $       0      $ 32 220        $     0        $ 42 960

  Saving Deposits                                78 531                             0        53 426              0         131 957

  Time Deposits                                  77 766       38 710           77 426        58 900              0         252 802

  Borrowed Funds                                 37 489       10 000           13 000           264              0          60 753
                                               --------     --------        ---------      --------        -------        --------

Total Interest Bearing Liabilities             $204 526     $ 48 710        $  90 426      $144 810       $      0        $488 472
                                               ========     ========        =========      ========        =======        ========




Interest Sensitivity GAP                       $(46 458)    $(10 254)       $ (52 686)     $ 83 097       $ 81 731        $ 55 430
   (within periods)


Cumulative Interest Sensitivity                $(46 458)    $(56 712)       $(109 398)     $(26 301)      $ 55 430
    GAP


Ratio or Cumulative Interest                      -8.35%      -10.20%          -19.67         -4.73%          9.97%
   Sensitivity GAP to Rate
   Sensitivity Assets


Ratio of Rate Sensitive Assets to                 77.29%       78.95%           41.74%       157.38%           ---
   Rate Sensitive Liabilities


Cumulative Ratio of Rate Sensitive                77.29%       77.61%           68.17%        99.55%        102.50%
   Assets to Rate Sensitive
     Liabilities


described above, in order to provide earnings stability in the event of significant interest rate changes.








Capital Resources

Stockholders' equity at March 31, 1999 increased $765,000 or 1.7% to $46.0 million, compared with $45.3 million at 1998 year end. This increase includes a negative change of $545,000 to capital in 1999 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this net change, stockholders' equity would have increased $1.3 million or 2.9% for 1999 over 1998.


At March 31, 1999, the Company's risk-based Tier 1 Capital Ratio was 8.34%, the total risk based capital ratio was 9.61% and the leverage ratio was 6.12% The Company and Bank continue to exceed all applicable regulatory capital requirements.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. Management is confident that because of current capital levels and projected earnings levels, capital levels are more than adequate to meet the ongoing and future concerns of the Company.



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

The Company commenced significant initiatives in the fall of 1997 to correct actual and potential Y2K problems to ensure that its computer based equipment and interactive systems will function properly with respect to recognition and processing of dates commencing as of January 1, 2000 and subsequent dates thereafter. For disclosure purposes, the phrase "computer equipment and software" primarily includes: systems that are commonly thought of as information technology ("IT") systems, including primary data processing, information storage and retrieval, general accounting, calculating, as well as financial debit and credit transaction activity. It also includes secondary systems and equipment affected by computer based activity within the control of the banks such as direct communications networks (telephone and telefax), remote communications (security and sensor devices), and physical support equipment (HVAC, electrical, and general utilities).

Pursuant to its planning, assessment, and remediation initiatives, the Registrant has established a pro-active plan for Y2K preparation and is presently compliant with respect to established governmental and commercial standards for Year 2000 readiness. The Company has completed Y2K identification and assessment goals, and implemented substantial evaluation, testing, and remediation activities as of March 31, 1999 which were expressly directed toward accomplishment of Y2K readiness within established government and commercial standards.

During the first quarter of 1999, the Company has completed the following Year 2000 related activities. The Company has met all industry and regulatory requirements concerning the identification of Y2K sensitive systems and equipment, as well as associated hardware, software, and related physical, mechanical, and interactive devices sensitive to Y2K performance criteria. The Company has utilized both internal and external resources in confirming Y2K standards or, in the alternative, in verifying remediation requirements to avoid controllable deterioration of performance as a result of external Y2K impact. As a result of efforts, the Company believes that, as of June 30, 1999, it will have completed 95% of all required regulatory initiatives with respect to Year 2000 readiness. The completed and remaining efforts determined by regulatory guidelines affecting Y2K readiness can be identified as follows:


-------------------------------------------------------------------------------------------------------------
Year 2000 Initiative Complete                             Performance Date                   %
-----------------------------                             ----------------                   -
                                                                                             completed
                                                                                             ---------
-------------------------------------------------------------------------------------------------------------
Initial IT system identification and                       6/30/98                           100%
assessment
-------------------------------------------------------------------------------------------------------------
Remediation  and  testing  regarding                      12/21/98                           100%
Central Processing System issues
-------------------------------------------------------------------------------------------------------------
Remediation and testing regarding                         12/31/98                           100%
Division System issues
-------------------------------------------------------------------------------------------------------------
Remediation and testing regarding                          6/30/99                           100%
Branch Delivery systems
-------------------------------------------------------------------------------------------------------------
Upgrades to Y2K ready                                      6/30/99                            90%
telephone/communications systems
-------------------------------------------------------------------------------------------------------------
Identification,   assessment,                              6/30/98                           100%
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
remediation and testing regarding
desktop and individual system issues
-------------------------------------------------------------------------------------------------------------
Identification  and  assessment                            1/31/99                           100%
regarding  Non-IT System issues
-------------------------------------------------------------------------------------------------------------
Remediation  and testing regarding                         6/30/99                            90%
Non-IT System issues
-------------------------------------------------------------------------------------------------------------


In addition to internal assessment, testing and remediation efforts, the Company has completed a pro-active customer information program addressing two disparate, but significant Year 2000 concerns about Y2K effects, and potentially adverse impact from Y2K customer impact. The Company has completed detailed analysis of potential adverse Y2K effects and reviewed both customer awareness and potential detrimental effects with respect to Company's performance. The Company has determined that less than 2% of outstanding loans are likely to adversely affect Bank's financial performance. As of January 1, 1999, all loans which potentially may be adversely affected have been identified and factored into existing loan loss reserves to account for potential additional risks associated with Y2K failures. The Company has also received and responded to customer inquiries and requests for information about Year 2000 preparations and has responded with detailed information regarding its preparations and Y2K compliance to avoid any negative customer response concerning adverse Y2K impact.

Part of the Company's Year 2000 preparations also includes contacts with its principal vendors and service providers, including the federal banking regulatory system and the Federal Reserve System. To date, the Company is not aware of any identified concerns of any bank customer with respect to their ability to meet Y2K compliance requirements.

The Company estimates that the cost of Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company will not exceed $200,000. Such amount represents approximately 10% of the Company's total actual and anticipated IT expenditures for 1998 through 1999. As of May 1, 1999, the Registrant had incurred costs of approximately $120,000 related to Year 2000 issues. These amounts relate to analysis, repair, or replacement of existing hardware or software, upgrades of existing software, or evaluation of information received from significant customers, vendors, or other service providers.

The Company has completed a formal contingency plan recognizing the most likely worst case scenarios. The Plan sets forth specific responsibility and accountability affecting identification of Y2K related failures and processes for responding. With respect to mission critical systems, including core information and data processing activities, the Plan establishes information backup and retrieval procedures and identifies alternative delivery sources, including existing disaster recovery preparations, to continue limited business activities. With respect to mission non-critical systems, including non-critical technical systems, communications, and support equipment, the Plan allows for minor business interruption regarding inconvenience or time delays in continuing Company's activities. Finally, the Plan addresses in detail plans for resumption of business activity upon the occurrence of any interruption.



Item 7 A.  Quantitative and Qualitative Disclosure about Market Risk.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in 1998 Form 10-K.




                           Part II - Other Information

Item 8.  Other Information

Bank has begun construction of a full-service branch facility in the city of Waupaca with costs of construction estimated to be $716,000. Completion of this project is expected in the early third quarter of 1999. Bank purchased land for $144,000 in the city of Luxemburg located in Kewaunee County, Wisconsin in January 1999. No plans have been made at present on this purchase. BLBNA has purchased a facility in Berlin for $200,000 in February 1999. This facility was previously occupied and leased by BLBNA.

The Company repurchased all of the preferred stock of BLBNA at par value of $3,160,000 on March 31, 1999 with an interest rate of 7% paid in addition on the shares held during the first quarter 1999. Interest expense amounted to $55,300.

On March 15, 1999, BLBNA was dissolved and merged into Bank.

The Company filed a registration statement for purposes of creating the "Baylake Corp. Stock Purchase Plan". This registration became effective on December 17, 1998 and will be used by eligible employees and directors to purchase shares of the Company, thereby creating additional liquidity in the Common Stock of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BAYLAKE CORP.
                                        ----------------------------------------
                                                     (Registrant)


Date:          May 14, 1999                        Thomas L. Herlache
     ------------------------------     ----------------------------------------
                                                   Thomas L. Herlache
                                                   President (CEO)


Date:          May 14, 1999                        Steven D. Jennerjohn
     ------------------------------     ----------------------------------------
                                                   Steven D. Jennerjohn
                                                   Treasurer (CFO)