Form 10-Q
period 1999-06-30
BAYLAKE CORP
filed 1999-08-12
CIK 275119

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED          JUNE 30, 1999
                               -------------------------------------------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------
Commission file number                     0-8679
                      ----------------------------------------------------------
                                 BAYLAKE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Wisconsin                            39-1268055
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

                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 9, 1999.

                       $5.00 Par Value Common
                          3,710,237 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX





PART I - FINANCIAL INFORMATION                               PAGE NUMBER


Item 1.

Consolidated Condensed Balance Sheet                              3
  as of June 30, 1999 and December 31, 1998

Consolidated Condensed Statement of Income                        4
  Three and Six months ended June 30, 1999
  and 1998

Consolidated Statement of Comprehensive Income                    5
  Three and Six months ended June 30, 1999 and
  1998


Consolidated Statement of Cash Flows                            6 - 7
  Six months ended June 30, 1999 and 1998


Notes to Consolidated Condensed Financial Statements            8 - 9

Item 2.

Managements Discussion and Analysis of Financial               10 - 25
  Condition and Results of Operations



PART II.  OTHER INFORMATION                                    25 - 26

Signatures                                                        27

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                            (In thousands of dollars)


                                                                                 JUNE 30             DECEMBER 31
                                 ASSETS                                            1999                  1998
                                                                                ----------           -----------
Cash and due from Banks                                                           $ 14,879             $ 17,560

Investment securities available for
  sale (at market)                                                                 127,972              112,536

Investment securities held to maturity
(market value $17,797 and $15,765)                                                  17,818               15,510

Federal funds sold
                                                                                                         26,106

Loans                                                                              419,364              408,921

  Less:  Allowance for loan losses                                                   8,243               11,035
                                                                                  --------             --------

Loans, net of allowance for loan losses                                            411,121              397,886

Bank premises and equipment                                                         16,922               15,627

Federal Home Loan Bank Stock (at cost)                                               2,650                2,650

Accrued interest receivable                                                          4,313                3,913

Income taxes receivable                                                              1,028                1,459

Deferred income taxes                                                                1,431                  520

Goodwill                                                                             7,119                8,326

Other assets                                                                         6,339                5,345
                                                                                  --------             --------
     TOTAL ASSETS                                                                 $611,592             $607,438
                                                                                  ========             ========


                               LIABILITIES

Domestic Deposits
  Non-interest bearing deposits                                                   $ 60,361             $ 58,311
  Interest bearing deposits
    Now                                                                             43,670               54,974
    Savings                                                                        141,230              132,075
    Time, $100,000 and over                                                         53,077               47,717
    Other time                                                                     191,468              202,207
                                                                                  --------             --------
  Total interest bearing                                                          $429,445             $436,973
                                                                                  --------             --------
  Total deposits                                                                  $489,806             $495,284


Short term borrowings
  Federal funds purchased, repurchase agreements
  and Federal Home Bank Loans                                                       70,096               56,758

Long term debt                                                                         264                  392

Accrued expenses and other liabilities                                               5,862                5,911

Dividends payable                                                                    ---                    661

Minority interest payable                                                                                 3,160
                                                                                  --------             --------
     TOTAL LIABILITIES                                                            $566,028             $562,166
                                                                                  ========             ========




                           STOCKHOLDERS EQUITY

Common stock $5.00 par value - authorized
  10,000,000 shares; issued 3,731,146 shares
  in 1999 and 3,690,021 in 1998; outstanding
  3,707,987 in 1999;  3,656,145 in 1998
                                                                                  $ 18,656            $  18,473

Additional paid-in capital                                                           6,677                6,229

Retained earnings                                                                   21,235               19,394

Treasury Stock                                                                        (625)                (625)

Net unrealized gain (loss) on securities
                                                                                      (379)               1,801
                                                                                  --------            ---------
  available for sale, net of tax of $144 in
  1999 and $975 in 1998

TOTAL STOCKHOLDERS EQUITY                                                           45,564               45,272
                                                                                  --------            ---------
  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                       $611,592            $ 607,438
                                                                                  ========            =========



See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30                           JUNE 30


                                                                    1999             1998              1999             1998
                                                                  --------         --------          --------         --------
Interest Income

  Interest and fees on loans                                      $  9,127         $  7,044          $ 18,108         $ 13,760

  Interest on investment securities
    Taxable                                                          1,528            1,286             2,894            2,517
    Exempt from federal income tax                                     638              591             1,238            1,177
  Other interest income                                                  0                0               239                0
                                                                  --------         --------          --------         --------
    Total Interest Income                                           11,293            8,921            22,479           17,454
                                                                  --------         --------          --------         --------
Interest Expense

  Interest on deposits                                               4,747            3,477             9,676            6,975
  Interest on short-term borrowings                                    848            1,016             1,666            1,805
  Interest on Long-term debt                                             6                7                11               14
                                                                  --------         --------          --------         --------
    Total Interest Expense                                           5,601            4,500            11,353            8,794
                                                                  --------         --------          --------         --------
Net Interest Income                                                  5,692            4,421            11,126            8,660

Provision for loan losses                                              182              151               345              301
                                                                  --------         --------          --------         --------

  Net interest income after
  provision for loan losses                                          5,510            4,270            10,781            8,359
                                                                  --------         --------          --------         --------

Other Income

  Fees for fiduciary activities                                        153              134               283              234
  Fees from loan servicing                                             221              148               446              329
  Fees for other services to customers                                 588              435             1,078              832
  Gains from sales of loans                                            115              179               204              399
  Securities gains (losses)                                            --               --                --                --
  Other income                                                          92               41               211               89
                                                                  --------         --------          --------         --------

    Total Other Income                                               1,169              937             2,222            1,883
                                                                  --------         --------          --------         --------

Other Expenses

  Salaries and employee benefits                                     2,335            1,864             4,750            3,796
  Occupancy expense                                                    311              264               619              521
  Equipment expense                                                    305              247               638              486
  Data processing and courier                                          223              171               413              334
  Operation of other real estate                                       (51)             --                (41)             --
  Other operating expense                                            1,085              700             2,065            1,342
                                                                  --------         --------          --------         --------
    Total Other Expenses                                             4,208            3,246             8,444            6,479
                                                                  --------         --------          --------         --------

Income before income taxes                                           2,471            1,961             4,559            3,763

Income tax expense (benefit)                                           759              561             1,386            1,041
                                                                  --------         --------          --------         --------

Net Income                                                        $  1,712         $  1,400          $  3,173         $  2,722
                                                                  ========         ========          ========         ========


Net Income per share (1)                                          $   0.46         $   0.38          $   0.86         $   0.74

Cash dividends per share                                          $   0.18         $   0.17          $   0.36         $   0.34


(1) Based on 3,692,074 shares average outstanding in 1999 and 3,658,157 in 1998.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)


                                              THREE MONTHS ENDED          SIX  MONTHS ENDED
                                                  JUNE 30                        JUNE 30

                                                1999        1998          1999           1998
                                              --------     -------       -------      ---------

Net Income

Other comprehensive income,
  net of tax:                                 $ 1,712      $ 1,400       $ 3,173       $ 2,722
                                              -------      -------       -------       -------
Unrealized gains on securities:
  Unrealized holding gains
  (losses) arising during period               (1,635)          21        (2,180)          (16)
                                              -------      -------       -------       -------

Comprehensive Income                          $    77      $ 1,421       $   993       $ 2,706
                                              =======      =======       =======       =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)


                                                                                SIX   MONTHS   ENDED   JUNE 30
                                                                                ------------------------------
                                                                                  1999                  1998
                                                                                --------              --------
                                                                                    (thousands of dollars)
Cash flows from operating activities:

  Interest received from:
    Loans                                                                       $ 17,604             $ 13,197
    Investments                                                                    4,339                3,717
  Fees and service charges                                                         2,045                1,781
  Interest paid to depositors                                                     (9,863)              (6,882)
  Interest paid to others                                                         (1,716)              (1,835)
  Cash paid to suppliers and employees                                            (5,999)              (5,260)
  Income taxes paid                                                               (2,028)              (1,134)
                                                                                --------             --------
    Net cash provided by operating activities                                      4,382                3,584


Cash flows from investing activities:

  Principal payments received on investments                                      37,011               15,280
  Purchase of investments                                                        (31,968)             (19,545)
  Proceeds from sale of other real estate owned                                      850                    0
  Loans made to customers in excess of principal collected                       (14,275)             (18,842)
  Capital expenditures                                                            (1,890)              (1,305)
                                                                                --------             --------
    Net cash provided by (used in) investing activities                          (10,272)             (24,412)

Cash flows from financing activities:

  Net increase (decrease) in demand deposits, NOW accounts                           (99)               7,074
     and savings accounts
  Net increase (decrease) in advances from borrowers                              13,210               18,174
  Net increase (decrease) in time deposits                                        (5,379)               1,229
  Proceeds from issuance of common stock                                             630                   52
  Redemption of preferred stock                                                   (3,160)                   0
  Treasury Stock acquired                                                              0                 (211)
  Dividends paid                                                                  (1,993)              (1,843)
                                                                                --------             --------

    Net cash provided by (used in) financing activities                            3,209               24,475
                                                                                --------             --------


Net increase (decrease) in cash and cash equivalents                              (2,681)               3,647

Cash and cash equivalents, beginning                                              17,560               15,065
                                                                                --------             --------
Cash and cash equivalents, ending                                               $ 14,879             $ 18,712


                                                                                           1999             1998
                                                                                         -------          --------

                                                                                           (thousands of dollars)
Reconciliation of net income to net cash provided by
  operating activities:

Net Income                                                                               $ 3,173          $ 2,722

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation                                                                                 595              690
Provision for loan losses and real estate owned                                              345              301
Amortization of premium on investments                                                        94               85
Accretion of discount on investments                                                         (74)            (147)
Cash surrender value increase                                                                (27)             (27)
(Gain) loss from disposal of other real estate                                               (78)               0
(Gain) loss on sale of loans                                                                (204)            (399)
Proceeds from sale of loans held for sale                                                  9,201            7,618
Originations of loans held for sale                                                       (8,997)          (7,220)
Equity in income of service center                                                           (41)             (15)
Amortization of goodwill                                                                     310              162
Amortization of mortgage servicing rights                                                     61                0
Mortgage servicing rights booked                                                            (172)               0
Deferred compensation                                                                         94               (3)

Changes in assets and liabilities:

  Interest receivable                                                                       (401)            (423)
  Prepaids and other assets                                                                 (721)             210
  Unearned income                                                                            (92)              (6)
  Interest payable                                                                          (226)              77
  Taxes payable                                                                             (643)             (93)
  Deferred taxes                                                                               0                0
  Other liabilities                                                                        2,185               52
                                                                                         -------          -------

Total adjustments                                                                          1,209              862
                                                                                         -------          -------



Net cash provided by operating activities                                                $ 4,382          $ 3,584
                                                                                         =======          =======

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999



1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1998 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of June 30, 1999 and December 31, 1998. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of results to be expected for the entire year.




2. The book value of investment securities, by type, held by the Company are as follows:


                                                                                  JUNE  30      DECEMBER 31
                                                                                    1999            1998
                                                                                  --------      -----------
                                                                                   (thousands of dollars)
         Investment securities held to maturity:

         Obligations of states and political

          subdivisions                                                            $ 17,818       $ 15,510

          Other                                                                   --------       --------

         Investment securities held to maturity                                   $ 17,818       $ 15,510

         Investment securities available for sale:

         U.S. Treasury  and other U.S. government
          agencies                                                                $ 18,102       $ 20,192
         Obligations of states and political                                        35,143         34,288
          subdivisions
         Mortgage-backed securities                                                 72,762         54,981
         Other                                                                       1,965          3,075
                                                                                  --------       --------

         Investment securities available for sale                                 $127,972       $112,536
                                                                                  ========       ========

3.       At June 30, 1999 and December 31, 1998, loans were as follows:



                                                                                  June 30      December 31
                                                                                   1999            1998
                                                                                 ---------     -----------
                                                                                  (thousands of dollars)
         Commercial, industrial and agricultural                                 $ 255,053      $ 246,396
         Real estate - construction                                                 13,594          9,553
         Real estate - mortgage                                                    136,382        137,837
         Installment                                                                15,022         15,914
         Less:  Deferred loan origination fees,
          net of costs                                                                (687)          (779)
                                                                                 ---------      ---------
                                                                                   419,364        408,921

          Less allowance for loan losses                                            (8,243)       (11,035)
                                                                                 ---------      ---------

            Net loans                                                            $ 411,121      $ 397,886


4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at June 30, 1999 and December 31, 1998 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.



5. As of January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the company's financial position and the results of operation were not material for the three and six months ended June 30, 1999 and 1998.


6. As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and the display of comprehensive income in a full set of general-purpose financial statements.

         Effective December 31, 1997, the company adopted SFAS No. 128, "Earnings per Share". The statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held stock. All reported prior earnings per share information has been restated with SFAS No. 128.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about segments of an Enterprise and Related information." This statement requires certain related disclosures about products and services, geographic areas, and major customers. The segment and other information disclosures were required for the year end December 31, 1998.

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

Results of Operations

For the three months ended June 30, 1999, net income increased $312,000, or 22.3%, to $1.71 million from $1.40 million for the second quarter of 1998. Basic operating earnings per share increased to $.46 per share in the second quarter of 1999 compared with $.38 in 1998, an increase of 21.1%. On diluted operating earnings per share, the Company recorded $.45 in 1999, compared to $.35 per share in 1998.

The annualized return on average assets and return on average equity for the three months ended June 30, 1999 were 1.14% and 14.80%, respectively compared to 1.21% and 13.17%, respectively for the same period a year ago.

For the six months ended June 30, 1999, net income increased $451,000, or 16.6%, to $3.17 million from $2.72 million for the first six months of 1998. Basic operating earnings per share increased to $.86 per share in 1999 compared with $.74 in 1998, an increase of 17.8%. On a diluted operated earnings per share basis, the Company recorded $.83 per share in 1999, compared to $.73 per share in 1998.

The annualized return on average assets and return on average equity for the six months ended June 30, 1999 were 1.06% and 13.79%, respectively compared to 1.21% and 12.92%, respectively for the same period a year ago.

The change in net income for the period is primarily due to improved net interest income and an increase in other income offset by increased other expenses.

Cash dividends declared in 1999 increased 5.9% to $.36 per share compared with $.34 in 1998.

Net Interest Income

Net interest income is the largest component of the Registrant's operating income (net interest income plus other non-interest income) accounting for 84.1% of 1999 total operating income, as compared to 83.1% in 1998. Net interest income represents the difference between interest earned on loans, investments and other earning assets offset by the interest expense attributable to the deposits and the borrowings that fund them. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income for the three months ended June 30, 1999 increased $1.3 million, or 28.8%, to $5.7 million from $4.4 million for the same period a year ago. Total interest income for the second quarter of 1999 increased $2.4 million, or 26.6%, to $11.3 million from $8.9 million for the second quarter of 1998, while interest expense increased $1.1 million, 24.5%, to $5.6 million from $4.5 million in the second quarter of 1998. The improvement in net interest income occurred as a result of growth in the average volume of earning assets and non-interest bearing deposits and a decline in the cost of average interest paying liabilities offset by an increase in interest paying liabilities and a decline in the yield on earning assets.

For the three months ended June 30, 1999, average earning assets increased $123.3 million, or 28.7%, when compared to the same period last year. The Company recorded an increase in average loans of $108.2 million, or 35.4%, for the second quarter of 1999 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased 15 basis points to 3.91% from 3.76% in 1998, as the average yield on earning assets decreased 17 basis points while the average rate paid on interest-bearing liabilities decreased 32 basis points over the same period.

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 1999 decreased from 4.40% to 4.36% compared to a year ago. The average yield on interest earning assets amounted to 8.42% for the second quarter of 1999, representing a decrease of 17 basis points from the same period last year. Total loan yields declined 40 basis points to 8.85%, while total investment yields decreased 26 basis points to 6.69%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 17 basis points to 4.45% for the second quarter of 1998, while short-term borrowing costs decreased 87 basis to 4.87% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the three months ended June 30, 1999. Other factors contributing to the decrease was the increased volume of non-accrual loans (as a result of the BLBNA purchase) and the Company's efforts intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) by acquiring additional funding, primarily from the Federal Home Loan Bank of Chicago.

For the six months ended June 30, 1999, average earning assets increased by $132.5 million, or 31.4%, when compared to the same period last year. Loans have continued to grow as the Company recorded an increase in average loans of $110.8 million, or 36.9%, for the first six months of 1999 compared to the same period in 1998.

Net interest margin (on a federal tax-equivalent basis) for the first six months of 1999 declined to 4.28% from 4.43% for the same period last year. The average yield on interest-earning assets amounted to 8.41% for the first six months of 1999, representing a decrease of 22 basis points over the same period last year. Total loan yields declined 36 basis points to 8.87% while yields on investment securities declined 39 basis points to 6.69%. The Company's average cost on interest-bearing deposit liabilities decreased 12 basis points to 4.51% for the first six months of 1999, while short-term borrowing costs declined 70 basis points to 5.04% comparing the two periods. The above factors as well as the previously listed factors contributed to a decrease in the Company's overall interest margin for the first six months ended June 30, 1999.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.7% for the first six months of 1999 compared with 93.0% for the same period in 1998. The ratio declined in 1999, primarily as a result of additional non-accrual loans acquired in the BLBNA purchase.


Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 1999 increased $31,000, or 20.5%, to $182,000 compared with $151,000 for the second quarter of 1998. For the six months ended June 30, 1999, the provision for loan losses increased $44,000, or 14.6%, to $345,000 from $301,000 for the same period last year. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio.

Non-Interest Income

Total non-interest income increased $232,000, or 24.8%, to $1.2 million for the second quarter of 1999, from $937,000 for the second quarter a year ago. This increase has occurred as a result of increased trust income, fees from loan servicing, fees on other customer services and other income offset by decreased gains from sales of loans.

For the first six months of 1999, non-interest income has improved $339,000, or 18.0%, to $2.2 million from $1.9 million for the same period a year ago.

Trust fees increased $49,000 or 20.1% in 1999 compared to 1998, primarily as a result of an increase in trust an estate business.

Loan servicing fees increased $117,000 or 35.6% to $446,000 in 1999. The increase in 1999 occurred as a result of increased servicing income due to a larger portfolio of commercial loan business sold on the secondary market and serviced by Company.

Gains on sales on loans in the secondary market decreased $195,000 to $204,000 in 1999 primarily as a result of decreased gains from sales of commercial loans. Sales of total loans for the six months increased to $9.0 million, compared to $7.2 million a year ago.

Service charges on deposit accounts showed an increase of $44,000 or 24.9% over 1998 results accounting for the improvement in fee income generated for other services to customers.

Included in 1999 other income are recoveries of $89,000 related to the BLBNA operation, providing the increase to other income as related to 1998 results.


Non-Interest Expense

Non-interest expense increased $962,000, or 29.6%, for the three months ended June 30, 1999 compared to the same period in 1998. Salaries and employee benefits showed an increase of $471,000, or 25.3%, for the period as a result of additional staffing acquired as a result of the BLBNA purchase, salary and related benefit increases. Full time equivalent staff increased to 248 from 200 a year earlier. Slight increases in occupancy and equipment expenses occurred as a result of expansion efforts in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Other operating expenses increased $385,000 or 55.0%. Included in 1999 expenses were amortization of goodwill related to the Four Seasons acquisition of $82,000 (the same as in 1998) and amortization of $72,000 related to the BLBNA acquisition.

Legal expense and loan collection expense increased $178,000 for the three months ended March 31, 1999, primarily the result of various legal issues revolving around loan collection efforts of the BLBNA loan portfolio.

Other items comprising other operating expense shows an increase of $85,000 or a 15.0% increase in 1999 compared to 1998. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 2.02% for the three months ended June 30, 1999 compared to 2.04% for the same period in 1998.

Non-interest expense increased $2.0 million, or 30.3%, for the first six months ended June 30, 1999, compared to the same period in 1998. Salaries and employee benefits increased $954,000, or 25.1%, primarily for the same reasons as listed above. Occupancy and equipment expenses increased $250,000, or 24.8%, a result of the BLBNA acquisition and additional depreciation expense from branch expansion efforts. Other real estate operations shows income of $41,000, the result of gains of $89,000 taken on sales of other real estate. $55,000 of the gains result from sales of lots in Idlewild Valley, Inc., a former subsidiary of Bank. Additional gains on sales totaling $34,000 stemmed from property sales of assets formerly held as loans in the BLBNA loan portfolio.

Other operating expenses increased $723,000, or 53.9%, for the six months ended June 30, 1999 as compared to a similar period in 1998. Included in 1999 expenses was amortization of goodwill related to the Four Seasons acquisitions of $164,000 (same as previous year) and $144,000 related to the BLBNA acquisiton. Legal expense and loan collection expense increased $250,000 for the six months ended June 30, 1999 for the same reasons as listed above. Payments to regulatory agencies increased $83,000 to $104,000 for the six months ended June 30, 1999. $77,000 of the increase occurred as a result of the BLBNA acquisition. For the Bank, these charges related to a debt service assessment related to Financing Corporation (FICO). A risk classification of 1A (rating assigned to well-capitalized institutions) allowed Bank to experience no Federal Deposit Insurance Corporation (FDIC) assessments for the first six months of 1999. BLBNA had been assigned a risk classification rating of 3B (rating assigned to troubled and critically undercapitalized institutions) therefore in addition to a FICO assessment BLBNA also received a FDIC assessment. The merger of BLBNA with Bank eliminated that additional expense as of March 31, 1999. Data processing expense increased $68,000 during this timeframe, a result of additional transaction volume. Other operating expense increased $177,000, or 23.4%, the result of additional expense for supplies, postage, and telephone related to growth in branch expansion efforts. The overhead ratio was 2.08% for the six months ended June 30, 1999 compared to 2.04% for the same period in 1998.


The Company continues its commitment to deliver quality service and products for its customer base.

Income Taxes

Income tax expense for the Company for the three months ended June 30, 1999 was $759,000, an increase of $198,000 or 35.3% compared to the same period in 1998. Income tax expense for the six months ended June 30, 1999 was $1.4 million, an increase of $345,000 or 33.1%. The increase in income tax provision for both periods was due to increased taxable income.

Under current law, the state of Wisconsin imposes a corporate franchise tax of 7.9% on the separate taxable incomes of the affiliated members of the Company's consolidated income tax group except for Baylake Investments, which is located in Nevada. Presently, the income of Baylake Investments is only subject to taxation in Nevada which currently does not impose a corporate income or franchise tax. The

Wisconsin 1999-2001 State Budget Bill contained a proposal for the adoption of combined corporate income tax reporting in Wisconsin beginning in the year 2000. If the state legislative branch had approved the proposal, then substantially all of the income of all of the members of the Company's consolidated federal income tax return group, including that of Baylake Investments, would have been subject to Wisconsin corporate franchise tax. That section of the bill did not gain the necessary approval from the legislature, therefore, it will not impact the Company during that time period.



Balance Sheet Analysis

Loans
At June 30, 1999, total loans increased $10.4 million, or 2.6% to $419.4 million from $408.9 million at December 31, 1998. The change in loan mix in the Company's loan portfolio resulted from an increase in commercial loans to $255.1 million at June 30, 1999 compared to $246.4 million at December 31, 1998. In addition, real estate construction loans increased to $13.6 million at June 30, 1999 compared to $9.6 million at December 31, 1998. Real estate mortgage loans decreased to $136.4 million at June 30, 1999 compared with $137.8 million at December 31, 1998.

Allowance for Possible Loan Losses

At June 30, 1999, the allowance for possible loan losses ("APLL") of $8.2 million represented 1.97% of total loans, down from 2.7% at December 31, 1998. APLL of $6.5 million was acquired as a result of the BLBNA acquisition. Loans increased 2.6% from December 31, 1998 to June 30, 1999, while the allowance declined as a result of higher than normal net charge-offs for the quarter. Provision expense was $182,000 for the three months ended June 30, 1999. Net recoveries over chargeoffs of $32,000 occurred in the second quarter of 1999. For the six months ended June 30, 1999, provision expense was $345,000, an increase of $44,000 or 14.6% compared to the same period in 1998. Net charge-offs of $3.2 million occurred in the first six months in 1999 as compared to $276,000 for the same period in 1998. As loans have grown in the Bank's portfolio, management did not believe there existed any trends indicating any undue portfolio risk. There does exist potential asset quality problems in the loan portfolio acquired in the BLBNA purchase although management believes sufficient reserves have been provided in the APLL acquired in the BLBNA purchase to absorb potential losses in the loan portfolio. In the nine months since the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate potential problem loans stemming from the BLBNA acquisition. As an integral part of their examination process on BLBNA since the acquisition, various regulatory agencies have also done a review on these loans. Although no assurance can be given, management feels that the majority of these loans have been identified. Ongoing efforts are being made to collect these loans and involve the legal process where necessary to minimize risk of further deterioration of these loans for full collectibility.


Commercial, agricultural and other loan net charge-offs represented 97.4% of the total net charge-offs for the six months of 1999. In the commercial loan sector, three loans totaling $3.3 million accounted for the net charge-offs. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

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

Management believes that the balance of the allowance for possible loan losses as of June 30, 1999 is sufficient to absorb potential loan losses.




Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management remains committed to a philosophy that encourages early identification of non-accrual and problem loans. The philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Non-performing assets at June 30, 1999 were $13.4 million compared to $14.1 million at December 31, 1998. Other real estate owned totals $582,000 and consisted of six residential and two commercial properties. Non-accrual loans represent $9.0 million of the total of non-performing assets, of which $6.1 million was acquired with the BLBNA acquisition. Real estate non-accrual loans account for $7.4 million of the total (of which $3.0 million was residential real estate and $4.3 million was commercial real estate), while commercial and industrial non-accruals account for $1.8 million. Management believes collateral is sufficient in the event of default. $3.8 million of troubled debt restructured loans existed at June 30, 1999 compared with $3.0 million at December 31, 1998. Approximately $1.9 million of this total consists of one commercial real estate credit which has been granted various concessions and had experienced past cashflow problems.

This credit was current at June 30, 1999. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non performing loans to total loans at June 30, 1999 was 3.1% compared to 3.4% at 1998 year end. The Company's APLL was 64.4% of total non-performing loans at June 30, 1999 compared to 78.3% at year end 1998.


Investment Portfolio

At June 30, 1999, the investment portfolio increased $17.7 million, or 13.9% to $145.8 million from $128.0 million at December 31, 1998. At June 30, 1999, the investment portfolio represented 23.8% of total assets compared with 21.1% at December 31, 1998. The increase in total investments occurred as a result of a reduction in federal funds sold and an increase in federal funds purchased accompanied by an increase in the loan portfolio.


Deposits

Total deposits at June 30, 1999 decreased $5.5 million, or 1.1%, to $489.8 million from $495.3 million at December 31, 1998. Non-interest bearing deposits at June 30, 1999 increased $2.1 million, or 3.5%, to $60.4 million from $58.3 million at December 31, 1998. Interest-bearing deposits at June 30, 1999 decreased $7.5 million, or 1.7%, to $429.4 million from $437.0 million at December 31, 1998. Interest-bearing transaction accounts (NOW deposits) decreased $11.3 million, primarily public fund deposits. Overall deposits for the first six months tend to slightly decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

Emphasis will be placed on generating additional core deposits in 1999 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service.

Short Term Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and borrowings from the Federal Home Loan Bank. Total short-term borrowings at June 30, 1999 increased $13.3 million to $70.1 million from 56.8 million at December 31, 1998. The increase in short-term borrowings resulted from decreased deposits as compared to increases in the investment portfolio.


Long Term Debt

The only component of long-term debt of $264,000 consists of a land contract requiring annual payments of $53,000 plus calculated at prime

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

As shown in the Company's Consolidated Statements of Cashflows for the six months ended June 30, 1999, cash and cash equivalents decreased $2.7 million during the period to $14.9 million at June 30, 1999. The decrease primarily reflected $4.4 million in net cash provided by operating activities and $3.2 million by financing activities offset by $10.3 million used in financing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net flow of funds provided by investment activities offset by a net increase in loans plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from an increase in borrowed funds and issuance of common stock offset by payment of dividends, a decrease in time deposits and redemption of preferred stock. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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

                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                               AS OF JUNE 30, 1999


                                                   Within         Four to        Seven to       One Year       Over
                                                   Three            Six           Twelve         to Five       Five
                                                   Months          Months         Months          Years        Years       Total
                                                   ------          ------         ------          -----        -----       -----
(In Thousands)
Earning Assets:

  Investment Securities                          $   1,119      $     969      $   3,124      $  76,142      $  67,086     $ 148,440

  Federal funds sold                                     0                                                                         0

  Loans and Leases:

     Variable Rate                                 113,733         10,560              0         29,053              0       153,346

     Fixed Rate                                     31,438         32,309         32,082        159,604          1,589       257,022
                                                 ---------      ---------      ---------      ---------      ---------     ---------

Total Loans and Leases                           $ 145,171      $  42,869      $  32,082      $ 188,657      $   1,589     $ 410,368
                                                 ---------      ---------      ---------      ---------      ---------     ---------

Total Earning Assets                             $ 146,290      $  43,838      $  35,206      $ 264,799      $  68,675     $ 558,808
                                                 =========      =========      =========      =========      =========     =========


Interest Bearing Liabilities:

  NOW Accounts                                   $  10,917      $              $       0      $  32,753      $       0     $  43,670

  Saving Deposits                                   87,522                             0         53,708              0       141,230

  Time Deposits                                     61,652         46,910         79,162         56,821              0       244,545

  Borrowed Funds                                    47,096         10,000         13,000            264              0        70,360
                                                 ---------      ---------      ---------      ---------      ---------     ---------


Total Interest Bearing Liabilities               $ 207,187      $  56,910      $  92,162      $ 143,546      $       0     $ 499,805
                                                 =========      =========      =========      =========      =========     =========



Interest Sensitivity GAP                         $ (60,897)     $ (13,072)     $ (56,956)     $ 121,253      $  68,675     $  59,003
  (within periods)


Cumulative Interest Sensitivity                  $ (60,897)     $ (73,969)     $(130,925)     $  (9,672)     $  59,003
  GAP


Ratio of Cumulative Interest                        -10.95%        -13.30%        -23.54%         -1.74%         10.61%
  Sensitivity GAP to Rate
  Sensitive Assets


Ratio of Rate Sensitive Assets to                    70.61%         77.03%         38.20%        184.47%          ---
  Rate Sensitive Liabilities


Cumulative Ratio of Rate Sensitive                   70.61%         71.99%         63.25%         99.27%        100.95%
  Assets to Rate Sensitive
  Liabilities

For the time frame within three months as of June 30, 1999, rate sensitive liabilities exceeded rate sensitive assets by $60.9 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 70.6%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $13.1 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 77.0%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 63.3%, which is outside the range of plus or minus 15% deemed acceptable by management. When the Company requires funds beyond its ability to generate them internally, it can borrow from a number of sources, including the Federal Home Loan Bank of Chicago and other correspondent banks.

Management continually reviews its interest risk position through the committee processes. Managements' philosophy is to maintain relatively matched rate sensitive asset and liability position within the range described above, in order to provide earnings stability in the event of significant interest rate changes.




Capital Resources

Stockholders' equity at June 30, 1999 increased $292,000 or .6% to $45.6 million, compared with $45.3 million at 1998 year end. This increase includes a negative change of $2.2 million to capital in 1999 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this net change, stockholders' equity would have increased $2.5 million or 5.5% for 1999 over 1998.


At June 30, 1999, the Company's risk-based Tier 1 Capital Ratio was 8.43%, the total risk based capital ratio was 9.68% and the leverage ratio was 6.51% The Company and Bank continue to exceed all applicable regulatory capital requirements.

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

Pursuant to its planning, assessment, and remediation initiatives, the Company has established a pro-active plan for Y2K preparation and is presently compliant with respect to established governmental and commercial standards for Year 2000 readiness. The Company has completed Y2K identification and assessment goals, and implemented substantial evaluation, testing, and remediation activities as of December 31, 1998 which were expressly directed toward accomplishment of Y2K readiness within established government and commercial standards.

During the second quarter of 1999, the Company has completed substantially all of the following Year 2000 preparedness activities. The Company presently meets all industry and regulatory requirements concerning the identification of Y2K sensitive systems and equipment, as well as associated hardware, software, and related physical, mechanical, and interactive devices sensitive to Y2K performance criteria. The Company has utilized both internal and external resources in confirming Y2K standards or, in the alternative, in verifying remediation requirements to avoid controllable deterioration of performance as a result of external Y2K impact. The Company has completed all necessary remediation efforts and believes that, as of June 30, 1999, it has completed 98% of all required regulatory initiatives with respect to Year 2000 readiness. The completed and remaining efforts determined by regulatory guidelines affecting Y2K readiness can be identified as follows:


---------------------------------------------------------- ----------------------------------- -----------------------------------
Year 2000 Initiative Complete                              Performance Date                    % completed
-----------------------------                              ----------------                    -----------
---------------------------------------------------------- ----------------------------------- -----------------------------------
Initial IT system identification and assessment             6/30/98                            100%
---------------------------------------------------------- ----------------------------------- -----------------------------------
Remediation and testing regarding Central Processing       12/21/98                            100%
System issues
---------------------------------------------------------- ----------------------------------- -----------------------------------
Remediation and testing regarding Division System issues   12/31/98                            100%
---------------------------------------------------------- ----------------------------------- -----------------------------------
Remediation and testing regarding Branch Delivery systems   6/30/99                            100%
---------------------------------------------------------- ----------------------------------- -----------------------------------
Upgrades to Y2K ready telephone/communications systems      6/30/99                            100%
---------------------------------------------------------- ----------------------------------- -----------------------------------
Identification, assessment, remediation and testing         6/30/98                            100%
regarding desktop and individual system issues
---------------------------------------------------------- ----------------------------------- -----------------------------------
Identification and assessment regarding Non-IT System       1/31/99                            100%
issues
---------------------------------------------------------- ----------------------------------- -----------------------------------
Remediation and testing regarding Non-IT System issues      6/30/99                             95%
---------------------------------------------------------- ----------------------------------- -----------------------------------

In addition to internal assessment, testing and remediation efforts, the Company has completed a pro-active customer information program addressing two disparate, but significant Year 2000 concerns: potentially adverse bank impact resulting from Y2K customer impact and customer concerns about Y2K effects. As to customer impact, the Company has completed detailed analysis of potential adverse Y2K effects and reviewed both customer awareness and potential detrimental effects with respect to Company's performance. The Company has determined that less 1% of outstanding loans are likely to adversely affect Bank's financial performance. As of January 1, 1999, all loans which potentially may be adversely affected have been identified and factored into existing loan loss reserves to account for potential addition risks associated with Y2K failures. As to customer concerns, the Company has also received and responded to customer inquiries and requests for information about Year 2000 preparations and has responded with detailed information regarding its preparations and Y2K compliance. The Company has also sponsored public forums and meetings to explain and discuss Year 2000 issues in general and Company preparations in particular. The Company will continue these activities throughout 1999 to avoid any negative customer response concerning adverse Y2K impact.

Part of the Company's Year 2000 preparations also includes contacts with its principal vendors and service providers, including the federal banking regulatory system and the Federal Reserve System. To date, the Company is not aware of any identified concerns of any bank customer with respect to their ability to meet Y2K compliance requirements.

The Company estimates that the cost of Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company will not exceed

$200,000. Such amount represents approximately 10% of the Company's total actual and anticipated IT expenditures for 1998 through 1999. As of July 1, 1999, the Registrant had incurred costs of approximately $140,000 related to Year 2000 issues. These amounts relate to analysis, repair, or replacement of existing hardware or software, upgrades of existing software, or evaluation of information received from significant customers, vendors, or other service providers.

The Company has completed internal and external contingency plans that should anticipate and manage adverse impacts that may arise. These plans set forth specific responsibility and accountability affecting identification of Y2K related failures and processes for responding. With respect to mission critical systems, including core information and data processing activities, these plans establish information backup and retrieval procedures and identify alternative delivery sources, including existing disaster recovery preparations, to continue limited business activities. With respect to mission non-critical systems, including non-critical technical systems, communications, and support equipment, these plans allow for minor business interruption regarding inconvenience or time delays in continuing Company's activities. Finally, these plans address in detail plans for resumption of business activity upon the occurrence of any interruption.



Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in 1998 Form 10-K.

                           Part II - Other Information

Item 8.  Other Information

Bank has completed construction of a full-service branch facility in the city of Waupaca. Although final costs were not available, costs of construction were estimated to be $716,000. Completion of this project occurred in August 1999. Bank purchased land in the city of Luxemburg located in Kewaunee County, Wisconsin in January 1999. No plans have been made at present on this purchase. Bank purchased land in the village of Ashwaubenon located in Brown County. Tentative plans would be to start construction in late fall 1999 with completion targeted to be late spring 2000. Bank has purchased a facility in Fremont for $115,000 in May 1999. This facility was previously occupied and leased by BLBNA.

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




                                             BAYLAKE CORP.
                                    --------------------------------------------
                                             (Registrant)


Date:       August 10, 1999                Thomas L. Herlache
     -------------------------      --------------------------------------------
                                           Thomas L. Herlache
                                           President (CEO)


Date:       August 10, 1999                Steven D. Jennerjohn
     -------------------------      --------------------------------------------
                                           Steven D. Jennerjohn
                                           Treasurer (CFO)