Form 10-Q
period 1999-09-30
BAYLAKE CORP
filed 1999-11-15
CIK 275119

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                       SEPTEMBER 30, 1999
                               -------------------------------------------------


                                       OR


          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                              ---------------------  ---------------------------

Commission file number                      0-8679
                       ---------------------------------------------------------

                                  BAYLAKE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Wisconsin                                              39-1268055
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer No.)
     Identification or organization)

217 North Fourth Avenue,      Sturgeon Bay,    WI                      54235
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

Yes   X      No
   ------      -------

                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 8, 1999.

                             $5.00 Par Value Common
                                3,712,337 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX



PART 1 - FINANCIAL INFORMATION                                                           PAGE NUMBER

Item 1.

Consolidated Condensed Balance Sheet as of September 30, 1999                                   3
     and December 31, 1998

Consolidated Condensed Statement of Income Three and Nine                                       4
     months ended September 30, 1999 and 1998

Consolidated Statement of Comprehensive Income Three and Nine                                   5
     Months ended September 30, 1999 and 1998

Consolidated Statement of Cash Flows Nine months ended                                        6 - 7
     September 30, 1999 and 1998

Notes to Consolidated Condensed Financial Statements                                          8 - 9

Item 2.

Managements Discussion and Analysis of Financial Condition and Results of Operations         10 - 25

Part II.  Other Information                                                                  25 - 26

Signatures                                                                                     27


                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                            (In thousands of dollars)

                                                                                    SEPT.  30     DEC.  30
                               ASSETS                                                 1999          1998
                               ------                                               --------      --------
Cash and due from banks                                                             $ 19,984      $ 17,560
Investment securities available for sale (at market)                                 129,437       112,536
Investment securities held to maturity (market                                        18,541        15,510
     value $18,449 and $15,765)
Federal funds sold                                                                         0       26,106
Loans                                                                                433,821       408,921
     Less:  Allowance for loan losses                                                  8,216        11,035
                                                                                    --------      --------
Loan, net of allowance for loan losses                                               425,605       397,886
Bank premises and equipment                                                           17,735        15,627
Federal Home Loan Bank stock (at cost)                                                 2,650         2,650
Accrued interest receivable                                                            4,222         3,913
Income taxes receivable                                                                  807         1,459
Deferred income taxes                                                                  2,044           520
Goodwill                                                                               7,025         8,326
Other Assets                                                                           4,864         5,345
                                                                                    --------      --------
     Total Assets                                                                   $632,914      $607,438
                                                                                    ========      ========

                              LIABILITIES
                              -----------

Domestic deposits
     Non-interest bearing                                                           $ 62,757      $ 58,311
     Interest bearing
          NOW                                                                         46,608        54,974
          Savings                                                                    150,908       132,075
          Time,  $100,000 and over                                                    53,614        47,717
          Other time                                                                 188,403       202,207
                                                                                    --------      --------

              Total interest bearing                                                $439,533      $436,973
                                                                                    --------      --------

              Total deposits                                                         502,290       495,284

Short-term borrowings
     Federal funds purchased, repurchase                                              77,602        56,758
     agreements and Federal Home Bank Loans
Long-term debt                                                                           264           392
Accrued expenses and other liabilities                                                 6,616         5,911
Dividends payable                                                                          0           661
Minority interest payable                                                                  0         3,160
                                                                                    --------      --------
              Total  liabilities                                                    $586,772      $562,166
                                                                                    --------      --------

                          STOCKHOLDERS EQUITY
                          -------------------

Common stock $5 par value-authorized 10,000,000
   shares; issued 3,735,496 shares in 1999 and
   3,690,021 in 1998; outstanding 3,712,337 in
   1999;  3,656,145 in 1998                                                           18,677        18,473
Additional paid-in capital                                                             6,716         6,229
Retained earnings                                                                     22,326        19,394
Treasury Stock                                                                         (625)         (625)
Net unrealized gain (loss) on securities available
     for sale, net of tax of $549 in 1999 and $975
     in 1998.
                                                                                       (952)         1,801
                                                                                    --------      --------
Total stockholder equity                                                              46,142        45,272
                                                                                    --------      --------
                  Total liabilities and stockholder equity                          $632,914      $607,438
                                                                                    ========      ========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands of dollars except amounts per share)


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30                 SEPTEMBER 30
                                                           1999            1998           1999         1998
                                                           ----            ----           ----         ----
Interest income
    Interest and fees on loans                           $ 9,677         $ 7,230        $27,785      $20,990
    Interest on investment securities
        Taxable                                            1,559           1,264          4,453        3,781
        Exempt from federal income taxes                     675             579          1,913        1,756
Other interest income                                          0              26            239           26
                                                         -------         -------        -------      -------

            Total interest income                         11,911           9,099         34,390       26,553

Interest expense
    Interest on deposits                                   4,880           3,739         14,556       10,714
    Interest on short-term borrowings                        851             764          2,517        2,569
    Interest on long-term debt                                 5               7             16           21
                                                         -------         -------        -------      -------

             Total interest expense                        5,736           4,510         17,089       13,304
                                                         -------         -------        -------      -------

    Net interest income                                    6,175           4,589         17,301       13,249
    Provision for loan losses                                193             150            538          451
                                                         -------         -------        -------      -------


    Net interest income after provision for
    loan losses                                            5,982           4,439         16,763       12,798
                                                         -------         -------        -------      -------
Other income
   Fees from fiduciary activities                            147             102            430          336
   Fees from loan servicing                                  172             240            618          569
   Fees for other services to customers                      569             475          1,647        1,307
   Gains from sales of loans                                  52             287            256          686
   Securities gains, net                                       -               -              -            -
   Other income                                               85              34            296          123
                                                         -------         -------        -------      -------

             Total other income                            1,025           1,138          3,247        3,021
                                                         -------         -------        -------      -------

Other expenses
    Salaries and employee benefits                         2,461           2,034          7,211        5,830
    Occupancy expense                                        307             247            926          768
    Equipment expense                                        308             246            946          732
    Data processing and courier                              227             185            640          519
    Operation of other real estate                            50               -              9            -
    Other operating expenses                               1,179             710          3,244        2,052
                                                         -------         -------        -------      -------

             Total other expenses                          4,532           3,422         12,976        9,901
                                                         -------         -------        -------      -------

             Income before income taxes                    2,475           2,155          7,034        5,918

Income tax expense                                           716             624          2,102        1,665
                                                         -------         -------        -------      -------

Net Income                                               $ 1,759         $ 1,531        $ 4,932      $ 4,253
                                                         =======         =======        =======      =======

Net income per share (1)                                 $   .48         $   .42        $  1.33      $  1.16

Cash dividends per share                                 $  0.18         $  0.17        $  0.54      $  0.51


(1) Based on 3,698,031 average shares outstanding in 1999 and 3,659,313 in 1998.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (In thousands of dollars)




                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30                SEPTEMBER 30
                                                                1999           1998          1999         1998
                                                                ----           ----          ----         ----
Net Income                                                    $ 1,759        $ 1,531       $ 4,932       $ 4,253
                                                              -------        -------       -------       -------

Other comprehensive income, net of tax:

Unrealized gains on securities:
     Unrealized holding gains (losses) arising during
     Period                                                      (573)         1,856        (2,753)        1,840
                                                              -------        -------       -------       -------

Comprehensive income                                          $ 1,186        $ 3,387       $ 2,179       $ 6,093
                                                              =======        =======       =======       =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                  1999             1998
                                                                                  ----             ----
                                                                                 (thousands of dollars)
Cash flows from operating activities:
Interest received from:
       Loans                                                                    $ 27,440        $  13,197
       Investments                                                                 6,345            3,717
Fees and service charges                                                           3,008            1,781
Interest paid to depositors                                                      (14,349)          (6,882)
Interest paid to others                                                           (2,539)          (1,835)
Cash paid to suppliers and employees                                              (8,565)          (5,260)
Income taxes paid                                                                 (2,918)          (1,134)
                                                                               ---------        ---------
       Net cash provided by operating activities                                   8,422            3,584


Cash flows from investing activities:
    Principal payments received on investments                                    38,283           15,280
    Purchase of investments                                                      (36,411)         (19,545)
    Proceeds from sale of other real estate owned                                  1,399        -
    Loans made to customers in excess of principal collected                     (28,861)         (18,842)
    Capital expenditures                                                          (3,001)          (1,305)
                                                                               ---------        ---------
         Net cash used in investing activities                                   (28,591)         (24,412)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW accounts, and savings        14,914            7,074
           Accounts
     Net increase (decrease) in advances from borrowers                           20,716           18,174
     Net increase (decrease) in time deposits                                     (7,908)           1,229
     Proceeds from issuance of common stock                                          692               52
     Redemption of preferred stock                                                (3,160)               -
     Treasury stock acquired                                                           -             (211)
     Dividends paid                                                               (2,661)          (1,843)
                                                                               ---------        ---------
          Net cash provided by financing activities                               22 593           24,475
                                                                               ---------        ---------

Net increase (decrease) in cash and cash equivalents                               2,424            3,647

Cash and cash equivalents, beginning                                              17,560           15,065
                                                                               ---------        ---------

Cash and cash equivalents, ending                                              $  19,984        $  18,712


                                                                                      SEPTEMBER 30
                                                                                  1999             1998
                                                                                  ----             ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                      $ 4,932          $ 4,253

Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                                893            1,037
        Provision for losses on loans and real estate owned                         538              451
        Amortization of premium on investments                                      137              128
        Accretion of discount on investments                                       (111)            (212)
        Cash surrender value increase                                               (41)             (41)
        (Gain) loss from disposal of ORE                                           (137)               -
        (Gain) loss on sale of loans                                               (256)            (686)
        Proceeds from sale of loans held for sale                                23,511           10,601
        Originations of loans held for sale                                     (23,255)          (9,914)
        Equity in income of service center                                          (78)             (27)
        Amortization of goodwill                                                    404              243
        Amortization of mortgage servicing rights                                    82               42
        Mortgage servicing rights booked                                           (208)            (170)
        Deferred compensation                                                       156               36
        Changes in assets and liabilities:
            Interest receivable                                                    (309)            (323)
            Prepaids and other assets                                               390              121
            Unearned income                                                        (233)             (18)
            Interest payable                                                        201              316
            Taxes payable                                                          (816)            (179)
            Deferred taxes                                                            -                -
            Other liabilities                                                     2,622              271
                                                                               --------         --------

Total adjustments                                                                 3,490            1,676
                                                                               --------         --------

Net cash provided by operating activities                                      $  8,422         $  5,929
                                                                               ========         ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1998 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of September 30, 1999 and December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of results to be expected for the entire year.


2. The book value of investment securities, by type, held by the Company are as follows:



                                                                       SEPTEMBER 30          DECEMBER 31
                                                                           1999                 1998
                                                                           ----                 ----
                                                                            (thousands of dollars)
         Investment securities held to maturity:

         Obligations of state and political subdivisions                $  18,541             $  15,510
         Other                                                                  0                     0
                                                                        ---------             ---------
         Investment securities held to maturity                         $  18,541             $  15,510

         Investment securities available for sale:

         U.S. Treasury and other U.S. government agencies               $  21,040             $  20,192
         Obligations of states and political subdivisions               $  34,697             $  34,288
         Mortgage-backed securities                                     $  71,603             $  54,981
         Other                                                          $   2,097             $   3,075
                                                                        ---------             ---------

         Investment securities available for sale                       $ 129,437             $ 112,536
                                                                        =========             =========



3.       At September 30, 1999 and December 31, 1998, loans were as follows:


                                                                       SEPTEMBER 30          DECEMBER 31
                                                                           1999                 1998
                                                                           ----                 ----
                                                                            (thousands of dollars)
          Commercial, industrial and agricultural                       $ 257,797             $ 246,396
          Real estate - construction                                    $  21,919             $   9,553
          Real estate - mortgage                                        $ 139,423             $ 137,837
          Installment                                                   $  15,228             $  15,914
          Less:  Deferred loan origination fees, net of costs           $    (546)            $    (779)
                                                                        ---------             ---------
                                                                        $ 433,821             $ 408,921
          Less allowance for loan losses                                $  (8,216)            $ (11,035)
                                                                        ---------             ---------

          Net loans                                                     $ 425,605             $ 397,886


4. As of December 31, 1993, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 115 (SFAS 115) "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." Accordingly, investment securities available for sale at September 30, 1999 and December 31, 1998 are carried at market value. Adjustments up or down to market value are recorded as a separate component of equity, net or tax. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

5. As of January 1, 1996, the Company adopted SFAS No. 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS" which amends SFAS No. 65, "ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES." This statement required that the rights to service mortgage loans for others be recognized as separate assets regardless of how those rights were acquired. The impact on the company's financial position and the results of operation were not material for the three and nine months ended September 30, 1999 and 1998.

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

Results of Operations

For the three months ended September 30, 1999, net income increased $228,000, or 14.9%, to $1.76 million from $1.53 million for the third quarter of 1998. Basic operating earnings per share increased to $.48 per share in the third quarter of 1999 compared with $.42 in 1998, an increase of 14.3%. On diluted operating earnings per share, the Company recorded $.46 in 1999, compared to $.41 per share in 1998.

The annualized return on average assets and return on average equity for the three months ended September 30, 1999 were 1.12% and 15.13%, respectively compared to 1.28% and 13.63%, respectively for the same period a year ago.

For the nine months ended September 30, 1999, net income increased $679,000, or 16.0%, to $4.93 million from $4.25 million for the first nine months of 1998. Basic operating earnings per share increased to $1.33 per share in 1999 compared with $1.16 in 1998, an increase of 14.7%. On a diluted operated earnings per share basis, the Company recorded $1.28 per share in 1999, compared to $1.13 per share in 1998.

The annualized return on average assets and return on average equity for the nine months ended September 30, 1999 were 1.08% and 14.24%, respectively compared to 1.23% and 12.95%, respectively for the same period a year ago.

The change in net income for the period is primarily due to improved net interest income and an increase in other income offset by increased other expenses.

Cash dividends declared in 1999 increased 5.9% to $.54 per share compared with $.51 in 1998.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 84.9% of 1999 total operating income, as compared to 82.4% in 1998. Net interest income represents the difference between interest earned on loans, investments and other earning assets offset by the interest expense attributable to the deposits and the borrowings that fund them. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income for the three months ended September 30, 1999 increased $1.6 million, or 34.6%, to $6.2 million from $4.6 million for the same period a year ago. Total interest income for the third quarter of 1999 increased $2.8 million, or 30.9%, to $11.9 million from $9.1 million for the third quarter of 1998, while interest expense increased $1.2 million, or 27.2%, to $5.7 million from $4.5 million in the third quarter of 1998. The improvement in net interest income occurred as a result of growth in the average volume of earning assets and non-interest bearing deposits and a decline in the cost of average interest paying liabilities offset by an increase in interest paying liabilities and a decline in the yield on earning assets.

For the three months ended September 30, 1999, average earning assets increased $133.3 million, or 30.7%, when compared to the same period last year. The Company recorded an increase in average loans of $109.8 million, or 34.8%, for the third quarter of 1999 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased 22 basis points to 4.06% from 3.84% in 1998, as the average yield on earning assets decreased 2 basis points while the average rate paid on interest-bearing liabilities decreased 24 basis points over the same period.

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended September 30, 1999 increased from 4.46% to 4.56% compared to a year ago. The average yield on interest earning assets amounted to 8.56% for the third quarter of 1999, representing a decrease of 2 basis points from the same period last year. Total loan yields declined 6 basis points to 9.02%, while total investment yields decreased 38 basis points to 6.77%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 19 basis points to 4.41% for the third quarter of 1998, while short-term borrowing costs decreased 44 basis to 5.10% comparing the two periods. The above factors contributed to an increase in the Company's overall interest margin for the three months ended September 30, 1999. Other factors contributing to the increase was the Company's efforts intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) by acquiring additional funding, primarily from the Federal Home Loan Bank of Chicago offset by increased volume of non-accrual loans (as a result of the BLBNA acquisition).

For the nine months ended September 30, 1999, average earning assets increased by $132.8 million, or 31.1%, when compared to the same period last year. Loans have continued to grow as the Company recorded an increase in average loans of $110.5 million, or 36.1%, for the first nine months of 1999 compared to the same period in 1998.

Net interest margin (on a federal tax-equivalent basis) for the first nine months of 1999 declined to 4.37% from 4.44% for the same period last year. The average yield on interest-earning assets amounted to 8.46% for the first nine months of 1999, representing a decrease of 15 basis points over the same period last year. Total loan yields declined 26 basis points to 8.92% while yields on investment securities declined 38 basis points to 6.73%. The Company's average cost on interest-bearing deposit liabilities decreased 14 basis points to 4.48% for the first nine months of 1999, while short-term borrowing costs declined 62 basis points to 5.06% comparing the two periods. The above factors as well as the previously listed factors contributed to a decrease in the Company's overall interest margin for the first nine months ended September 30, 1999.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.6% for the first nine months of 1999 compared with 92.6% for the same period in 1998. The ratio declined in 1999, primarily as a result of additional non-accrual loans acquired in the BLBNA purchase.


Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 1999 increased $43,000, or 28.7%, to $193,000 compared with $150,000 for the third quarter of 1998. For the nine months ended September 30, 1999, the provision for loan losses increased $87,000, or 19.3%, to $538,000 from $451,000 for the same period last year. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio.

Non-Interest Income

Total non-interest income decreased $113,000, or 9.9%, to $1.0 million for the third quarter of 1999, from $1.1 million for the third quarter a year ago. This increase has occurred as a result of increased trust income, fees on other customer services and other income offset by decreased gains from sales of loans and decreased fees from loan servicing.

For the first nine months of 1999, non-interest income has improved $236,000, or 7.5%, to $3.2 million from $3.0 million for the same period a year ago.

Trust fees increased $94,000 or 28.0% in 1999 compared to 1998, primarily as a result of an increase in trust an estate business and timing of billings.

Loan servicing fees increased $49,000 or 8.6% to $618,000 in 1999. The increase in 1999 occurred as a result of increased servicing income due to a larger portfolio of commercial loan business sold on the secondary market and serviced by Company.

Gains on sales on loans in the secondary market decreased $430,000 to $256,000 in 1999 primarily as a result of decreased gains from sales of commercial loans due to a lack of premiums in the secondary market. Sales of total loans for the nine months increased to $23.5 million, compared to $10.6 million a year ago.

Service charges on deposit accounts showed an increase of $238,000 or 32.3% over 1998 results accounting for the improvement in fee income generated for other services to customers.

Included in 1999 other income are recoveries of $127,000 related to the BLBNA operation, providing the increase to other income as related to 1998 results.


Non-Interest Expense

Non-interest expense increased $1.1 million, or 32.4%, for the three months ended September 30, 1999 compared to the same period in 1998. Salaries and employee benefits showed an increase of $427,000, or 21.0%, for the period as a result of additional staffing acquired as a result of the BLBNA purchase, salary and related benefit increases. Full time equivalent staff increased to 254 from 203 a year earlier. Slight increases in occupancy and equipment expenses occurred as a result of expansion efforts in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Other operating expenses increased $469,000 or 66.0%. Included in 1999 expenses were amortization of goodwill related to the Four Seasons acquisition of $82,000 (the same as in 1998) and amortization of $57,000 related to the BLBNA acquisition.

Legal expense and loan collection expense increased $349,000 for the three months ended September 30, 1999, primarily the result of various legal issues revolving around loan collection efforts of the BLBNA loan portfolio.

Other items comprising other operating expense shows an increase of $121,000 or a 18.2% increase in 1999 compared to 1998. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 2.24% for the three months ended September 30, 1999 compared to 1.91% for the same period in 1998.

Non-interest expense increased $3.1 million, or 31.1%, for the first nine months ended September 30, 1999, compared to the same period in 1998. Salaries and employee benefits increased $1.4 million, or 23.7%, primarily for the same reasons as listed above. Occupancy and equipment expenses increased $158,000, or 20.6%, a result of the BLBNA acquisition and additional depreciation expense from branch expansion efforts. Operations from other real estate show expense of $9,000. Included were gains of $194,000 taken on sales of other real estate, $131,000 of the gains, a result from sales of lots in Idlewild Valley, Inc., a former subsidiary of Bank. Additional gains on sales totaling $63,000 stemmed from property sales of assets formerly held as loans in the BLBNA loan portfolio. In addition, losses on sales of property totaling $56,000 have resulted for the first nine months of 1999. Included in those losses are losses on three residential properties totaling $50,000 from the BLBNA portfolio.

Other operating expenses increased $1.2 million, or 58.1%, for the nine months ended September 30, 1999 as compared to a similar period in 1998. Included in 1999 expenses was amortization of goodwill related to the Four Seasons acquisitions of $246,000 (same as previous year) and $155,000 related to the BLBNA acquisiton. Legal expense and loan collection expense increased $599,000 for the nine months ended September 30, 1999 for the same reasons as listed above. Payments to regulatory agencies increased $87,000 to $118,000 for the nine months ended September 30, 1999. $77,000 of the increase occurred as a result of the BLBNA acquisition. For the Bank, these charges related to a debt service assessment related to Financing Corporation (FICO). A risk classification of 1A (rating assigned to well-capitalized institutions) allowed Bank to experience no Federal Deposit Insurance Corporation (FDIC) assessments for the first six months of 1999. BLBNA had been assigned a risk classification rating of 3B (rating assigned to troubled and critically undercapitalized institutions) therefore in addition to a FICO assessment BLBNA also received a FDIC assessment. The merger of BLBNA with Bank eliminated that additional expense as of March 31, 1999. Data processing expense increased $99,000 during this timeframe, a result of additional transaction volume. Other operating expense increased $252,000, or 21.9%, the result of additional expense for supplies, postage, and telephone related to growth in branch expansion efforts. The overhead ratio was 2.13% for the nine months ended September 30, 1999 compared to 1.99% for the same period in 1998.


The Company continues its commitment to deliver quality service and products for its customer base.

Income Taxes

Income tax expense for the Company for the three months ended September 30, 1999 was $716,000, an increase of $92,000 or 14.7% compared to the same period in 1998. Income tax expense for the nine months ended September 30, 1999 was $2.1 million, an increase of $437,000 or 26.3%. The increase in income tax provision for both periods was due to increased taxable income.

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



Balance Sheet Analysis

Loans
At September 30, 1999, total loans increased $24.9 million, or 6.1% to $433.8 million from $408.9 million at December 31, 1998. The change in loan mix in the Company's loan portfolio resulted from an increase in commercial loans to $257.8 million at September 30, 1999 compared to $246.4 million at December 31, 1998. In addition, real estate construction loans increased to $21.9 million at September 30, 1999 compared to $9.6 million at December 31, 1998. Real estate mortgage loans increased to $139.4 million at September 30, 1999 compared with $137.8 million at December 31, 1998.

Allowance for Possible Loan Losses

At September 30, 1999, the allowance for possible loan losses ("APLL") of $8.2 million represented 1.89% of total loans, down from 2.7% at December 31, 1998. APLL of $6.5 million was acquired as a result of the BLBNA acquisition. Loans increased 6.1% from December 31, 1998 to September 30, 1999, while the allowance declined as a result of higher than normal net charge-offs for the quarter. Provision expense was $193,000 for the three months ended September 30, 1999. Net recoveries over chargeoffs of $679,000 occurred in the third quarter of 1999, the result of a $900,000 recovery from BLBNA loans. For the nine months ended September 30, 1999, provision expense was $538,000, an increase of $86,000 or 19.2% compared to the same period in 1998. Net charge-offs of $2.5 million occurred in the first nine months in 1999 as compared to $46,000 for the same period in 1998. As loans have grown in the Bank's portfolio, management did not believe there existed any trends indicating any undue portfolio risk. There does exist potential asset quality problems in the loan portfolio acquired in the BLBNA purchase although management believes sufficient reserves have been provided in the APLL acquired in the BLBNA purchase to absorb potential losses in the loan portfolio. In the twelve months since the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate potential problem loans stemming from the BLBNA acquisition. As an integral part of their examination process on BLBNA since the acquisition, various regulatory agencies have also done a review on these loans. Although no assurance can be given, management feels that the majority of these loans have been identified. Ongoing efforts are being made to collect these loans and involve the legal process where necessary to minimize risk of further deterioration of these loans for full collectibility.


Commercial, agricultural and other loan net charge-offs represented 95.3% of the total net charge-offs for the nine months of 1999. In the commercial loan sector, three loans totaling $2.4 million accounted for the net charge-offs. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

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

Management believes that the balance of the allowance for possible loan losses as of September 30, 1999 is sufficient to absorb potential loan losses.



Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management remains committed to a philosophy that encourages early identification of non-accrual and problem loans. The philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Non-performing assets at September 30, 1999 were $13.2 million compared to $14.1 million at December 31, 1998. Other real estate owned totals $142,000 and consisted of two residential and one commercial properties. Non-accrual loans represent $9.2 million of the total of non-performing assets, of which $6.1 million was acquired with the BLBNA acquisition. Real estate non-accrual loans account for $7.8 million of the total (of which $2.8 million was residential real estate and $4.7 million was commercial real estate), while commercial and industrial non-accruals account for $1.1 million. Management believes collateral is sufficient in the event of default. $3.8 million of troubled debt restructured loans existed at September 30, 1999 compared with $3.0 million at December 31, 1998. Approximately $1.9 million of this total consists of one commercial real estate credit which has been granted various concessions and had experienced past cashflow problems. This credit was current at September 30, 1999. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non performing loans to total loans at September 30, 1999 was 3.0% compared to 3.4% at 1998 year end. The Company's APLL was 62.9% of total non-performing loans at September 30, 1999 compared to 78.3% at year end 1998.


Investment Portfolio

At September 30, 1999, the investment portfolio increased $19.9 million, or 15.6% to $148.0 million from $128.0 million at December 31, 1998. At September 30, 1999, the investment portfolio represented 23.4% of total assets compared with 21.1% at December 31, 1998. The increase in total investments occurred as a result of a reduction in federal funds sold and an increase in federal funds purchased accompanied by an increase in the loan portfolio.


Deposits

Total deposits at September 30, 1999 increased $7.0 million, or 1.4%, to $502.3 million from $495.3 million at December 31, 1998. Non-interest bearing deposits at September 30, 1999 increased $4.4 million, or 7.6%, to $62.8 million from $58.3 million at December 31, 1998. Interest-bearing deposits at September 30, 1999 increased $2.6 million, or .6%, to $439.5 million from $437.0 million at December 31, 1998. Interest-bearing transaction accounts (NOW deposits) decreased $8.4 million, primarily public fund deposits. Savings deposits increased $18.8 million, or 14.3%, to $150.9 million at September 30, 1999. Time deposits decreased $7.9 million, or 3.2%, to $242.0 million at September 30, 1999. Overall deposits for the first six months tend to slightly decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

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

Short Term Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and borrowings from the Federal Home

Loan Bank. Total short-term borrowings at September 30, 1999 increased $20.8 million to $77.6 million from 56.8 million at December 31, 1998. The increase in short-term borrowings resulted from increased loan demand.


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

As shown in the Company's Consolidated Statements of Cashflows for the nine months ended September 30, 1999, cash and cash equivalents increased $2.4 million during the period to $17.6 million at September 30, 1999. The increase primarily reflected $8.4 million in net cash provided by operating activities and $22.6 million by financing activities offset by $28.6 million used in financing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net flow of funds provided by investment activities offset by a net increase in loans plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from an increase in short term deposits and borrowed funds and issuance of common stock offset by payment of dividends, a decrease in time deposits and redemption of preferred stock. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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


For the time frame within three months as of September 30, 1999, rate sensitive liabilities exceeded rate sensitive assets by $71.4 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 71.4%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $1.5 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 96.7%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 61.4%, which is outside the range of plus or minus 15% deemed acceptable by management. When the Company requires funds beyond its ability to generate them internally, it can borrow from a number of sources, including the Federal Home Loan Bank of Chicago and other correspondent banks.

Management continually reviews its interest risk position through the committee processes. Managements' philosophy is to maintain relatively matched rate sensitive asset and liability position within the range described above, in order to provide earnings stability in the event of significant interest rate changes.




                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                            AS OF SEPTEMBER 30, 1999


                                       Within       Four to       Seven to      One Year        Over
                                       Three          Six          Twelve       To Five         Five
                                       Months        Months        Months        Years          Years        Total
                                       ------        ------        ------        -----          -----        -----
(In thousands)

Earning assets:

    Investment securities             $   3,099     $   1,444     $   1,657     $  75,553     $  68,875    $ 150,628

    Federal funds sold                        0             0             0             0             0            0

    Loans and leases:

          Variable rate               $ 113,261     $  12,961             0     $  28,960             0    $ 155,182

           Fixed rate                 $  37,887     $  29,856     $  28,921     $ 169,671     $   3,070    $ 269,405
                                      ---------     ---------     ---------     ---------     ---------    ---------


    Total loans and leases            $ 151,148     $  42,817     $  28,921     $ 198,631     $   3,070    $ 424,587
                                      ---------     ---------     ---------     ---------     ---------    ---------


Total earning assets                  $ 154,247     $  44,261     $  30,578     $ 274,184     $  71,945    $ 575,215
                                      =========     =========     =========     =========     =========    =========

Interest bearing liabilities:

    NOW accounts                      $  11,652             0             0     $  34,956     $       0    $  46,608


    Savings deposits                  $  96,431             0             0     $  54,477     $       0    $ 150,908

    Time deposits                     $  62,971     $  35,769     $  88,463     $  54,814     $       0    $ 242,017


    Borrowed funds                    $  54,602     $  10,000     $  13,000     $     264     $       0    $  77,866
                                      ---------     ---------     ---------     ---------     ---------    ---------


Total interest bearing  liabilities   $ 225,656     $  45,769     $ 101,463     $ 144,511     $       0    $ 517,399
                                      =========     =========     =========     =========     =========    =========




Interest sensitivity gap              $ (71,409)    $  (1,508)    $ (70,885)    $ 129,673     $  71,945    $  57,816
     (within periods)

Cumulative interest sensitivity       $ (71,409)    $ (72,917)    $(143,802)    $ (14,129)    $  57,816
      Gap

Ratio of cumulative interest             -12.84%       -13.11%       -25.86%        -2.54%        10.40%
     Sensitivity gap to rate
     Sensitive assets

Ratio of rate sensitive assets            68.35%        96.71%        30.14%       189.73%           --
    To rate sensitive liabilities

Cumulative ratio of rate sensitive        68.35%        73.14%        61.44%        98.99%       100.20%
     Assets to rate


Capital Resources

Stockholders' equity at September 30, 1999 increased $870,000 or 1.9% to $46.1 million, compared with $45.3 million at 1998 year end. This increase includes a negative change of $2.7 million to capital in 1999 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this net change, stockholders' equity would have increased $3.6 million or 8.3% for 1999 over 1998.


At September 30, 1999, the Company's risk-based Tier 1 Capital Ratio was 8.43%, the total risk based capital ratio was 9.69% and the leverage ratio was 6.52% The Company and Bank are adequately capitalized under all applicable regulatory capital requirements.

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

During the third quarter of 1999, the Company has almost completed its Year 2000 preparedness activities. The Company has been examined by the regulatory authorities and presently meets all industry and regulatory requirements concerning the identification of Y2K sensitive systems and equipment, as well as associated hardware, software, and related physical, mechanical, and interactive devices sensitive to Y2K performance criteria. The Company has utilized both internal and external resources in confirming Y2K standards or, in the alternative, in verifying remediation requirements to avoid controllable deterioration of performance as a result of external Y2K impact. The Company has completed all necessary remediation efforts and believes that, as of September 30, 1999, it has now fulfilled 99% of all required regulatory initiatives with respect to Year 2000 readiness. The completed and remaining efforts determined by regulatory guidelines affecting Y2K readiness can be identified as follows:

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
---------------------------------------------------------- ----------------------------------- -----------------------------------
Identification,   assessment,   remediation  and  testing   6/30/98                            100%
regarding desktop and individual system issues
---------------------------------------------------------- ----------------------------------- -----------------------------------
Identification  and  assessment  regarding  Non-IT System   1/31/99                            100%
issues
---------------------------------------------------------- ----------------------------------- -----------------------------------
Remediation  and testing regarding Non-IT System issues     9/30/99                             98%
---------------------------------------------------------- ----------------------------------- -----------------------------------

In addition to internal assessment, testing and remediation efforts, the Company has completed a pro-active customer information program addressing two disparate, but significant Year 2000 concerns: potentially adverse bank impact resulting from Y2K customer impact and customer concerns about Y2K effects. As to customer impact, the Company has completed detailed analysis of potential adverse Y2K effects and reviewed both customer awareness and potential detrimental effects with respect to Company's performance. The Company has determined that less 1% of outstanding loans are likely to adversely affect Bank's financial performance. As of January 1, 1999, all loans which potentially may be adversely affected have been identified and factored into existing loan loss reserves to account for potential addition risks associated with Y2K failures. The current total of those loans will not materially impact the Company's activities, regardless of any Y2K impact that may be incurred. As to customer concerns, the Company continues to respond to inquiries and requests for information about Year 2000 preparations and has responded with detailed information regarding its preparations and Y2K compliance. The Company has also sponsored public forums and meetings to explain and discuss Year 2000 issues in general and Company preparations in particular. The Company will continue these activities throughout 1999 to avoid any negative customer response concerning adverse Y2K impact.

However, at this time, the Company is not aware of any identified concerns of any bank customer with respect to their ability to meet Y2K compliance requirements.

Part of the Company's Year 2000 preparations also includes contacts with its principal vendors and service providers, including the federal banking regulatory system and the Federal Reserve System. The Company has identified external preparedness standards for all of its primary venders, suppliers, and other providers of goods and services that are subject to Year 2000 preparedness activity. To date, the Company is not aware of any identified concerns of any bank customer with respect to their ability to meet Y2K compliance requirements.

The Company estimates that the cost of Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company will not exceed $200,000. Such amount represents approximately 10% of the Company's total actual and anticipated IT expenditures for 1998 through 1999. As of October 1, 1999, the Registrant had incurred costs of approximately $140,000 related to Year 2000 issues. These amounts relate to analysis, repair, or replacement of existing hardware or software, upgrades of existing software, or evaluation of information received from significant customers, vendors, or other service providers.

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

Item 7 A. Quantitative and Qualitative Disclosure about Market Risk.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in 1998 Form 10-K.

                           Part II - Other Information

Item 8.   Other Information

Bank has completed construction of a full-service branch facility in the city of Waupaca. Costs of construction were estimated to be

$861,000. Completion of this project occurred in August 1999. Bank purchased land in the city of Luxemburg located in Kewaunee County, Wisconsin in January 1999. No plans have been made at present on this purchase. Bank purchased land in the village of Ashwaubenon located in Brown County. Tentative plans would be to start construction in late fall 1999 with completion targeted to be late spring 2000. Bank has purchased a facility in Fremont for $115,000 in May 1999. This facility was previously occupied and leased by BLBNA.

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



                                                 BAYLAKE CORP.
                                        -------------------------------------
                                                 (Registrant)



Date:      November 12,  1999                    Thomas L. Herlache
      -----------------------------     -------------------------------------
                                                 Thomas L. Herlache
                                                 President  (CEO)


Date:      November 12,  1999                    Steven D. Jennerjohn
      -----------------------------     -------------------------------------
                                                 Steven D. Jennerjohn
                                                 Treasurer  (CFO)