Form 10-K
period 1999-12-31
BAYLAKE CORP
filed 2000-03-27
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 17, 2000, 7,444,274 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $22.00 reported bid price on that date) held by non-affiliates (excludes a total of 627,287 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $149,973,725.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K Into Which
            Document                     Portions of Documents are Incorporated

Proxy Statement for 1999 Annual Meeting                   Part III
           of Shareholders

ITEM 1.  BUSINESS


General

Baylake Corp., a Wisconsin corporation organized in 1976, ("Baylake" or the "Registrant") is a registered bank holding company under the Federal Bank Holding Company Act of 1956. Registrant was organized primarily to acquire and hold the stock of Baylake Bank ("Bank), and to enter into such other closely related business activities as may be approved from time to time.


Baylake Bank

The Bank is a Wisconsin State Bank originally chartered in 1876. At December 31, 1999, the Bank had total assets of $646.3 million. It is a member of the Federal Reserve System and its deposits are insured, subject to regulatory limits, by the FDIC. It provides general banking and trust department services to commercial, industrial and individual accounts in a eight county area composed of Door, Kewaunee, Manitowoc, Brown, Outagamie, Green Lake, Waushara and Waupaca Counties. The Bank offers a full range of financial services, including demand deposit accounts, various savings account plans, certificates of deposit, individual retirement accounts, real estate mortgage loans, consumer and business loans, agricultural loans, safe deposit boxes, collection services, transfer agency services, a trust department, insurance agency, discount brokerage, financial planning, conference facilities, electronic banking and access to TYME Corporation's electronic funds transfer system. The Bank maintains a number of divisions each headed by a vice president, including a Retail Division, Commercial/Loan Division and Non-Bank Division to facilitate the provision of customer services, and three supportive divisions, the Administrative Division, Accounting Division and Operations Division.

The Bank has the following 100%-owned subsidiaries: Baylake Investments, Inc., Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., and Baylake Insurance Agency, Inc. Baylake Investments, Inc. was formed to manage certain bank assets available for investment. Bank of Sturgeon Bay Building Corporation owns the main office building, conference center facilities and underlying property of the Bank. Cornerstone Financial, Inc. manages Bank of Sturgeon Bay Building Corporation's conference center facilities. Baylake Insurance Agency, Inc. offers various types of insurance products to the general public as an independent agent. The Bank also owns a 49.6% interest in United Financial Services, Inc. ("UFS"), a data processing services company. Unaffiliated third parties own a 50.4% interest in UFS. The revenues generated by these subsidiaries and UFS amount in aggregate to less than 5% of the Bank's total income.

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

The resident population of Door County is approximately 27,250 (according to the 1990 census) with 9,450 living in the City of Sturgeon Bay. The major industries of Door County include shipbuilding, tourism, metal products manufacturing, electrical components manufacturing, and industrial oven fabrication. Most industry is centered in the Sturgeon Bay area. The rest of Door County is primarily involved in agriculture (mostly dairy farming and the production of cherries and apples), and tourism. The tourist business of Door County is seasonal, with the season beginning in early spring and continuing until late fall. The seasonal nature of the tourist business imposes increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season, although the financial needs of those involved in the delivery of tourist related services is a year round concern.

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

The Bank's market area also consists of five locations in Waupaca County (two of which were acquired as result of the Evergreen Bank, N.A. "Evergreen" acquisition in October 1998) and is located approximately 35 miles west of Green Bay. The major industries center around the production of food and related products, lumber and wood furniture and fixtures. Tourism also contributes to the local economy.

In addition the Bank has one location in the counties of Outagamie and Green Lake as a result of the Evergreen acquisition.

Acquisitions

On March 15, 1999, Baylake Bank merged with Baylake Bank, NA ("BLBNA") fka Evergreen. Evergreen was acquired by the Registrant on October 1, 1998 and its name was changed to BLBNA. No payments to the seller have been made at this point but are contingently payable based on a formula set forth in the stock purchase agreement, not to exceed $2 million dollars. The transaction was accounted for using the purchase method of accounting.

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

The Bank's total outstanding loans as of December 31, 1999 amounted to approximately $447.0 million, consisting of 81.8% residential, commercial, agricultural and construction real estate loans, 12.9% commercial and industrial loans, 3.4% installment and 1.9% agricultural loans.

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

Deposits

The Bank offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Bank are insured by the FDIC up to statutory limits. At December 31, 1999, the Bank's total deposits amounted to $504.1 million, including interest bearing deposits of $444.9 million and non-interest bearing deposits of $59.2 million.



Other Customer Services and Products

Other services and products offered by the Bank and subsidiaries include safe deposit box services, personal and corporate trust services, conference center facilities, an insurance agency and discount brokerage services offering stocks, bonds, annuities, mutual funds and other investment products.

Competition

The Bank competes with other financial institutions and businesses in both attracting and retaining deposits and making loans. The Bank encounters direct competition in its Door County market area from two other commercial banks as well as from two savings and loan associations and one credit union maintaining offices in Door County. The Bank encounters direct competition in its Kewaunee County market area from four other commercial banks as well as one savings and loan association and one credit union. In spite of such competition, the Bank has maintained its position within these market areas, holding more than half of all commercial bank deposits in the combined market area as of December 31, 1999. In other market areas served by the Bank it competes with various financial institutions. Although no assurance can be given that they will continue to do so, the Bank has been able to maintain its prominence in these market areas, even though certain competitors have considerably more financial and other resources than do the Registrant.

Regulation and Supervision

The banking industry is highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, dividend limitations, limitations on products and services offered, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. Financial institution regulation has been the subject of significant legislation in recent years, may be the subject of further significant legislation in the future, that is not within the control of Baylake. This regulation substantially affects the business and financial results of all financial institutions and holding companies, including Baylake and its subsidiaries. As an example, Baylake is subject to the capital and leverage guidelines of the Federal Reserve Board, which requires that Baylake's capital to asset ratio meet certain minimum standards. For a discussion of the Federal Reserve Board's guidelines and the Registrant's applicable ratios, see the section entitled "Capital Resources" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

The Bank is incorporated under the banking laws of Wisconsin, and its deposits are insured by the FDIC. It is therefore subject to supervision and regulation by the Wisconsin Commissioner of Banking (the "Commissioner"), the Federal Reserve Bank ("FRB") and the FDIC. As a registered bank holding company under the Bank Holding Company Act, Baylake is subject to review and regulation by the FRB (its primary regulator). Baylake is also subject to review and examination by the Commissioner under Wisconsin law.


In addition to general requirements that banks retain specified levels of capital and otherwise conduct their business in a safe and sound manner, Wisconsin law requires that dividends of Wisconsin banks declared and paid without approval of the Commissioner be paid out of current earnings or, no more than once within the immediate preceding two years, out of undivided profits in the event that there have been insufficient net profits. Any other dividends require the prior written consent of the Commissioner. The Bank is in compliance with all applicable capital requirements and may pay dividends to Baylake.

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

Employees

At December 31, 1999, the Registrant and its subsidiary, had 252 full-time equivalent employees.

Statistical Information

The following statistical information is presented in accordance with the Securities and Exchange Commission's Guide 3, "Statistical Disclosure by Bank Holding Companies." Reference numbers relate to Guide 3.

         I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                    INTEREST RATES AND INTEREST DIFFERENTIAL

A.   Three-year comparison of Consolidated
     Average Balance Sheet (in thousands)

                                                                                    1999              1998               1997
                                                                                    ----              ----               ----
Assets
  Cash and Due from Banks                                                         $ 15 978          $ 11 917           $ 10 162
  Investment Securities:
    U. S. Treasury                                                                   1 156             2 102              2 691
    U. S. Government Agencies                                                       89 863            67 824             58 687
    State and Municipal Obligations                                                 50 954            44 614             32 858
    Other Securities                                                                 5 019             5 629              4 475
    Market Adjustment on AFS Securities                                                386             2 298                927
                                                                                  --------          --------           --------
      Total Investments                                                           $147 378          $122 467           $ 99 638
                                                                                  --------          --------           --------
  Federal Funds Sold                                                              $  5 361           $ 6 657           $     17
  Loans, Net of Unearned Income                                                   $421 541          $333 484           $276 639
    Reserve for Loan Losses                                                        (8 924)            (5 833)           (3 203)
                                                                                  --------          --------           --------
      Net Loans                                                                   $412 617          $327 651           $273 436
                                                                                  --------          --------           --------
  Bank Premises and Equipment                                                     $ 16 795          $ 14 434           $ 12 521
  Other Real Estate Owned                                                         $    287          $     93           $     38
  Other Assets                                                                    $ 18 423          $ 14 139           $ 12 441
                                                                                  --------          --------           --------
      Total Assets                                                                $616 839          $497 358           $408 253
                                                                                  --------          --------           --------
Liabilities and Stockholders' Equity
  Demand Deposits                                                                 $ 56 755          $ 46 586           $ 41 521
  NOW Account Deposits                                                              47 313            41 734             38 898
  Savings Deposits                                                                 141 972           109 778             88 544
  Time Deposits                                                                    246 782           188 412            163 755
                                                                                  --------          --------           --------
      Total Deposits                                                              $492 822          $386 510           $332 718
                                                                                  --------          --------           --------
  Short Term Borrowings                                                           $ 67 278          $ 57 205           $ 27 701
  Customer Repurchase Agreements                                                  $  3 657          $  3 637           $  1 800
                                                                                                                       $
  Long Term Debt                                                                  $    265          $    387                377
  Other Liabilities                                                               $  6 882          $  6 247           $  5 562
                                                                                  --------          --------           --------
      Total Liabilities                                                           $570 904          $453 986           $368 158
                                                                                  --------          --------           --------
  Common Stock                                                                    $ 20 996          $ 18 475           $ 12 302
  Additional paid in capital                                                         6 560             8 718              6 038
  Retained Earnings                                                                 18 743            15 305             21 347
  Net Unrealized Gains (Losses) on AFS Securities                                      261             1 496                609
  Treasury Stock                                                                      (625)             (622)              (201)
                                                                                  --------          --------           --------

      Total Equity                                                                $ 45 935          $ 43 372           $ 40 095
                                                                                  --------          --------           --------
      Total Liabilities and Stockholders' Equity                                  $616 839          $497 358           $408 253
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

                                                                      1999                                          1998

                                                    Amount          Interest        Yield          Amount         Interest
                                                    ------          --------        -----          ------         --------
Interest-earning assets:
Loans, Net                                          $421 541                                       $333,484
  Less: non-accruing Loans                          (10 364)                                        (4 505)
                                                    --------                                       --------
       Loans                                        $411 177        $ 37 586         9.14%         $328 979       $ 30 161
U.S. Treasury Securities                               1 156              79         6.83%            2 102            135
U.S. Government Agencies                              89 863           5 579         6.21%           67 824          4 707
State and Municipal Obligations                       50 954           3 989         7.83%           44 614          3 576
Other Securities                                       4 036             265         6.57%            3 964            260
Federal Funds Sold                                     5 361             245         4.57%            6 657            356
Other Money Market Instruments                         1 251              58         4.64%            1 665             81
                                                    --------        --------         -----         --------       --------
Total Interest Earning Assets (net of               $563 798        $ 47 801         8.48%         $455 805       $ 39 276
non-accruing loans)                                 ========        ========         =====         ========       ========

Interest-bearing liabilities:
NOW Accounts                                        $ 47 313           $ 837         1.77%         $ 41 734          $ 852
Savings Accounts                                     141 972           5 325         3.75%          109 778          4 077
Time Deposits                                        246 782          13 379         5.42%          188 412         10 826
Short Term Borrowings                                 67 278           3 555         5.28%           57 205          3 188
Customer Repurchase Agreements                         3 657             163         4.46%            3 637            173

Long Term Debt
                                                         265              21         7.92%              348             32
                                                    --------        --------         -----         --------       --------
Total Interest-bearing Liabilities                  $507 267        $ 23 280         4.59%         $401 114       $ 19 148
                                                    ========        ========         =====         ========       ========


                                                   1998                            1997

                                                   Yield         Amount          Interest        Yield
Interest-earning assets:
Loans, Net                                                        $276 639
  Less: non-accruing Loans                                         (1 269)
       Loans                                        9.17%         $275 370        $ 25 496        9.26%
U.S. Treasury Securities                            6.42%            2 691             168        6.24%
U.S. Government Agencies                            6.94%           58 687           3 833        6.53%
State and Municipal Obligations                     8.02%           32 858           2 755        8.38%
Other Securities                                    6.56%            2 026             132        6.52%
Federal Funds Sold                                  5.35%               17               1        5.88%
Other Money Market Instruments                      4.86%            2 449             129        5.27%
                                                    -----         --------        --------        -----
Total Interest Earning Assets (net of               8.62%         $374 098        $ 32 514        8.69%
non-accruing loans)                                 =====         ========        ========        =====

Interest-bearing liabilities:
NOW Accounts                                        2.04%         $ 38 898           $ 892        2.29%
Savings Accounts                                    3.71%           88 544           2 770        3.13%
Time Deposits                                       5.75%          163 755           9 279        5.67%
Short Term Borrowings                               5.57%           27 701           1 619        5.84%
Customer Repurchase Agreements                      4.76%            1 800              70        3.89%

Long Term Debt
                                                    9.20%              377              32        8.49%
                                                    -----         --------        --------        -----
Total Interest-bearing Liabilities                  4.77%         $321 075        $ 14 662        4.57%

The table below shows the net interest earnings and the net yield on interest-earning assets for the periods indicated (in thousands of dollars).

                                                    1999                     1998                  1997
Total Interest Income                            $ 47 801                 $ 39 276               $ 32 514
Total Interest Expense                             23 280                   19 148                 14 662
                                                 --------                 --------               --------
Net Interest Earnings                            $ 24 521                 $ 20 128               $ 17 852
                                                 ========                 ========               ========
Net Yield on Interest-earning Assets                4.35%                    4.42%                  4.77%
(excluding non-accruing loans)


Interest on tax exempt income, (i.e., interest earned on state and municipal obligations) are figured on a federal tax-equivalent basis using a tax rate of 34%.

I. C. The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates (in thousands).


                                                1999 COMPARED TO 1998                             1998 COMPARED TO 1997
                                                 INCREASE (DECREASE)                               INCREASE (DECREASE)
                                                     DUE TO (1)                                        DUE TO (1)
                                                                         RATE/                                            RATE/
                                       VOLUME             RATE           VOLUME          VOLUME           RATE           VOLUME
                                       ------             ----           ------          ------           ----           ------
Interest earned on:
Loans                              $7 525            ($  100)         $7 425           4 939          ($ 274)        $ 4 665
U.S. Treasury
  Securities                          (63)                 7             (56)            (37)              4             (33)
U.S. Government
  Agencies                          1 449               (577)            872             615             259             874
State and Municipal
  Obligations                         502                (89)            413             964            (143)            821
Other Securities                        5                  0               5             127               1             128
Federal Funds Sold                    (64)               (47)           (111)            373             (18)            355
Other Money Market
  Instruments                         (20)                (3)            (23)            (40)             (8)            (48)
                                  -------             ------          ------          ------          ------         -------
Total Interest
  Earning Assets                   $9 334            ($  809)         $8 525          $6 941         ($  179)        $ 6 762
                                  =======             ======          ======          ======          ======         =======
Interest paid on:
NOW Accounts                       $  106            ($  121)        ($   15)        $    61         ($  101)        ($   40)
Savings Accounts                    1 202                 46           1 248             726             581           1 307
Time Deposits                       3 259               (706)          2 553           1 407             140           1 547
Short Term
  Borrowings                          547               (180)            367           1 684            (115)          1 569
Customer Repurchase
  Agreements                            1                (11)            (10)             79              24             103

Long Term Debt                         (7)                (4)            (11)             (3)              3               0
                                  -------             ------          ------          ------          ------         -------
Total Interest-
  Bearing
  Liabilities                      $5 108             ($ 976)         $4 132          $3 956         $   530         $ 4 486
                                  =======              =====          ======          ======         =======         =======

(1) When a change in interest is due both to rate changes and volume this analysis has been made on a fifty-fifty basis.

II.  INVESTMENT PORTFOLIO

A. The carrying value of investment securities for those held to maturity (at amortized cost) and available for sale (fair market value) as of December 31, 1999, 1998 and 1997 are summarized as follows (in thousands of dollars)


                                                                    1999               1998                 1997
                                                                    ----               ----                 ----
Available for Sale
U.S. Treasury and Other U.S. government agencies                 $ 22 819            $ 20 192              $ 31 453
Mortgage-backed securities                                         69 410              54 981                34 337
Obligations of states and political subdivisions                   31 797              34 288                33 214
Other                                                               1 674               3 075                 3 958
                                                                 --------            --------              --------
                                                                 $125 700            $112 536              $102 962
Held to Maturity
Obligations of states and political subdivisions                 $ 19 380            $ 15 510              $ 11 937
Other                                                                   0                   0                     0
                                                                 --------            --------              --------
                                                                 $ 19 380            $ 15 510              $ 11 937

Total                                                            $145 080            $128 046              $114 899



The Registrant does not hold investment securities of any issuer (other than securities of the U.S. Government or its agencies) whose book value exceeds ten percent of its stockholders equity.

II. B. The following table shows the maturities of investment securities as of December 31, 1999 and weighted average yields of investment securities (in thousands). The weighted average yields by maturity range was computed by annualizing the purchase yield income on the securities within such maturity range.




                                                                  One Year                  Over 1 Year                Over 5 Years
                                                                  or less                 Within 5 Years            Within 10 Years
                                                            Amount       Yield         Amount        Yield        Amount       Yield
                                                            ------       -----         ------        -----        ------       -----
U.S. Treasury and other U.S.                               $   994       7.13%        $14 140        5.67%       $ 7 685       6.93%
government agencies
Mortgage-backed securities                                   2 590       6.94%         46 739        6.10%        15 960       6.13%
Obligations of states and political subdivisions             2 139       7.19%         14 081        7.11%        11 323       7.85%
Other                                                          515       4.86%                       0.00%                     0.00%
                                                           -------       ----         -------        ----        -------       ----
Total                                                      $ 6 238       6.88%        $74 960        6.21%       $34 968       6.86%



                                                                  Over 10 Years            Total
                                                                Amount      Yield          Amount       Yield
                                                                ------      -----          ------       -----
U.S. Treasury and other U.S.                                   $  0.00      0.00%        $ 22 819       6.16%
government agencies
Mortgage-backed securities                                       4 121      7.12%          69 410       6.20%
Obligations of states and political subdivisions                23 634      8.03%          51 177       7.70%
Other                                                            1 159      5.80%           1 674       5.51%
                                                               -------      ----         --------       ----
Total                                                          $28 914      7.81%        $145 080       6.71%

Weighted average yield on state and political subdivisions has been computed on a fully taxable equivalent basis using a tax rate of 34%.

III.  LOAN PORTFOLIO


A.  Types of Loans

The following table sets forth the comparison of the loan portfolio at December 31st of each of the past five years (in thousands of dollars).



                                                   1999          1998                 1997         1996            1995
                                                   ----          ----                 ----         ----            ----
Loans secured primarily
  By real estate:

  Secured by 1 to 4 family
  residential properties                         $138 030     $136 564              $100 555     $83 538         $62 271
  Real estate-construction                         26 534        9 553                14 760      11 365           6 378
  Other real estate loans                         201 301      178 846               118 103     104 391          83 461
Loans to farmers                                    8 472        6 810                 6 314       5 883           5 771
Commercial and Industrial
  Loans                                            56 861       60 495                40 624      40 777          40 287
Loans to individuals for
  Household, family and
  other personal
  expenditures                                     15 446       15 914                13 480      15 233          12 522
All other loans                                       826          245                   140         240             193
                                                 --------     --------              --------    --------        --------
  Total gross loans                              $447 470     $408 427              $293 976    $261 427        $210 883
Less:
  Unearned Income                                    (451)        (779)                 (538)       (573)           (653)
                                                 --------     --------              --------    --------        --------
  Net Loans                                      $447 019     $407 648              $293 438    $260 854        $210 230
                                                 ========     ========              ========    ========        ========

III.  LOAN PORTFOLIO

B.  Maturity and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of loans outstanding (in thousands) as of December 31, 1999 which, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to the sensitivity to change in interest rates.


                                                                                            Maturing
                                                                                            --------
                                                                             After One
                                                          Within             But Within             After
                                                         One Year            Five Years          Five Years             Total
                                                         --------            ----------          ----------             -----
Loans secured primarily by real estate:
  Secured by 1 to 4 family
  Residential property                                   $ 24 883             $ 64 732            $ 48 415             $138 030
  Real estate - construction                               21 639                4 136                 759               26 534
  Other real estate loans                                  44 357              116 846              40 098              201 301
Loans to farmers                                            1 993                5 638                 841                8 472
Commercial and industrial loans                            12 195               23 294              21 372               56 861
Loans to individuals for          household,
family and other     personal expenditures
                                                            4 089               10 996                 361               15 446
All other loans                                               714                  112                   0                  826
                                                         --------             --------            --------             --------
  Total gross loans                                      $109 870             $225 754            $111 847             $447 470
                                                         ========             ========            ========             ========


                                                                     Interest Sensitivity
                                                                     --------------------

                                                                      Fixed     Variable
                                                                       Rate       Rate
                                                                       ----       ----
                  Due after one year                                 $184 651   $152 949





C.  Risk Elements

1. The following table shows at December 31, the aggregate amounts of loans (in thousands) which are non-accrual, troubled with debt restructurings and accruing loans past due 90 days or more as to principal or interest payments.


                                                        1999            1998            1997             1996             1995
                                                        ----            ----            ----             ----             ----

Non-accrual loans                                     $ 8 086         $11 060         $ 1 720          $ 3 677           $   846
Troubled debt restructurings                            4 458           3 028           2 930            1 000               648
Loans past due 90 days or more                              0               0               0                0                 0
                                                      -------         -------         -------          -------           -------
  Total                                               $12 544         $14 088         $ 4 650          $ 4 677           $ 1 494
                                                      =======         =======         =======          =======           =======

If the non-accrual loans had been current throughout their terms, interest income would have been approximately $929,000; $431,000; $202,000; $472,000; and
$74,000; for 1999, 1998, 1997, 1996 and 1995 respectively. Interest income which is recorded only as received, amounted to $442,000; $216,000; $180,000; $154,000; and $34,000; for 1999, 1998, 1997, 1996 and 1995 respectively for these non-accrual loans.

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

2. As of December 31, 1999, there existed potential problem loans totaling $1,381,356 which are not now disclosed within the category "Risk Element".

The following table indicates management's assessment of potential loss at year end 1999.


                                      Loans in category                   Loss factor                 Loan loss potential
                                      -----------------                   -----------                 -------------------
                                         $  770 919                          10%                            $ 77 092
                                            591 221                          25%                             147 805
                                             11 216                          50%                               5 608
                                         $    8 000                         100%                               8 000
                                         ----------                         ---                             --------
   Totals                                $1 381 356                                                         $238 505




Commercial loans comprised $1,337,918 or 96.9% of the total loans categorized as problem loans. The other types of loans comprising this amount were consumer loans totaling $43,438 or 3.1%.



3. The Bank's loan portfolio is diversified by types of borrowers and industry groups within the Door, Brown, Kewaunee, Waushara, Outagamie, Green Lake and Waupaca county market area. Significant loan concentrations are considered to exist for a financial entity when such amounts are loaned to borrowers engaged in similar activities as would cause them to be similarly impacted by economic or other conditions. At December 31, 1999, there existed the following industry group concentrations in the Registrant's loans which exceed 10% of total loans:



                             Tourism related loans:

                   Lodging Business        $51.4 million or 11.5%

                   Total tourism loans     $51.4 million or 11.5%

IV.  SUMMARY OF LOAN LOSS EXPERIENCE


A. The following table summarizes the daily average loan balances at the end of each period; changes in allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and addition to the allowance which have been charged to operating expenses (in thousands).



                                                                        December 31
                                                                        -----------

                                           1999             1998              1997             1996              1995
                                           ----             ----              ----             ----              ----

Daily average amount of                  $421 541          $333 484          $276 639         $233 473          $201 839
  loans                                  ========          ========          ========         ========          ========

Balance of allowance for                 $ 11 035          $  3 881          $  2 893         $  2 617          $  2 534
  possible loan losses
  at beginning of period


Loans Charged Off:

  Real estate - mortgage                      991               355                 1               99              ----

  Real estate - construction                   40              ----              ----             ----              ----

  Loans to farmers                             35              ----              ----             ----              ----

  Commercial/Industrial Loans               4 097               376               199               82               158

  Consumer Loans                              199               114               121              105                50

  Lease financing/other loans                ----              ----              ----             ----              ----
                                         --------          --------          --------         --------          --------
     Total loans charged off             $  5 362          $    845          $    321         $    286          $    208
                                         ========          ========          ========         ========          ========

Recoveries of loans previously
  charged off:

  Real estate - mortgage                      508               148                 1             ----              ----

  Real estate - construction                 ----              ----              ----             ----              ----

  Loans to farmers                           ----              ----              ----             ----              ----

  Commercial/Industrial Loans               1 433               186               151               16                33

  Consumer loans                               47                43                42               26                 8

  Lease financing/other loans                ----              ----              ----             ----              ----
                                         --------          --------          --------         --------          --------
     Total loan recoveries               $  1 988          $    377          $    194         $     42          $     41
                                         --------          --------          --------         --------          --------
Net loans charged off                    $  3 374          $    468          $    127         $    244          $    167
                                         --------          --------          --------         --------          --------

Additions to allowance for
  Loan losses charged to                 $    850          $  1 135          $  1 115         $    400          $    250
  Operating expense                      --------          --------          --------         --------          --------

Allowance to related assets              $   (900)         $  6 487          $     --         $    120          $     -
  acquired                               --------          --------          --------         --------          --------

Allowance for loan losses at             $  7 611          $ 11 035          $  3 881         $  2 893          $  2 617
  end of period                          ========          ========          ========         ========          ========

Ratio of net charge offs                    0.80%              .14%              .05%             .10%              .08%
  during period to average
  Loans outstanding


The factors which influence management's judgment in determining the additions to the loan valuation reserve are as follows:

         1. An evaluation of potential losses in the current loan portfolio, including the evaluation  of impaired loans under SFAS 114.


2. The ratio of loan valuation reserves to the total loans should approximate 1.40% according to Baylake management.

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





                                  1999                  1998                      1997
                                  ----                  ----                      ----

                                  Amount    Percent     Amount     Percent        Amount
                                  ------    of Loans    ------     of Loans       ------
                                            in Each                in Each
                                            Category               Category
                                            to Total               to Total
                                            Loans                  Loans
                                            -----                  -----

Real estate - mortgage              $3 200       75.8%      $6 635        77.3%    $1 900

Real estate -
   construction                        200        5.9%         100         2.3%        50

Loans to farmers                       100        1.9%          75         1.7%        20

Commercial/industrial                3 661       12.9%       3 750        14.8%     1 520

Consumer                               400        3.5%         425         3.9%       371

Not allocated                           50                      50                     20
                                   -------     -------     -------       -------  -------
Total                              $ 7 611        100%     $11 035         100%    $3 881
                                   =======     =======     =======       =======  =======





                                          1996                    1995
                                          ----                    ----

                               Percent    Amount     Percent      Amount    Percent
                               of Loans   ------     of Loans     ------    of Loans
                               in Each               in Each                in Each
                               Category              Category               Category
                               to Total              to Total               to Total
                               Loans                 Loans                  Loans
                               -----                 -----                  -----

Real estate - mortgage              74.4%    $1 143         71.9%    $1 000         69.1%

Real estate -
   construction                      5.0%        50          4.3%        50          3.0%

Loans to farmers                     2.1%        20          2.3%        20          2.7%

Commercial/industrial               13.9%     1 300         15.7%     1 190         19.2%

Consumer                             4.6%       360          5.8%       337          6.0%

Not allocated                                    20                      20
                                   -------  -------        -------  -------      --------
Total                                100%    $2 893          100%    $2 617          100%
                                   =======  =======        =======  =======      ========


V.  DEPOSITS

The average deposits are summarized below for the periods indicated (in thousands).




                                                                                YEAR ENDED DECEMBER 31
                                                                                ----------------------
                                                             1999                       1998                        1997
                                                             ----                       ----                        ----

                                                      BALANCE     YIELD          BALANCE     YIELD          BALANCE      YIELD
                                                      -------     -----          -------     -----          -------      -----
Non-interest bearing demand
  deposits                                            $ 56 755    0.00%          $ 46 586    0.00%          $ 41 521     0.00%

Interest bearing demand
  deposits                                              47 313    1.77%            41 734    2.04%            38 898     2.29%

Savings deposits                                       141 972    3.75%           109 778    3.71%            88 544     3.13%

Time deposits (Excluding time
  certificates of deposit of
  $100,000 or more)                                    193 416    5.36%           144 772    5.86%           130 084     5.63%

Time Certificates of Deposit
  of $100,000 or more                                   53 366    5.63%            43 640    5.38%            33 671     5.80%
                                                      --------    -----          --------    -----          --------     -----
Total Deposits                                        $492 822    3.97%          $386 510    4.08%          $332 718     3.89%
                                                      ========    =====          ========    =====          ========     =====




Maturities of time certificates of deposit of $100,000 or more outstanding at December 31 are summarized as follows (in thousands).


                                                                    1999                      1998                        1997
                                                                    ----                      ----                        ----
3 months or less                                                $ 20 118                    $9 778                    $ 15 801

Over 3 months thru 6 months                                       20 955                    17 183                       7 078

6 months thru 12 months                                            8 244                    12 629                       7 621

Over 12 months                                                     6 218                     8 127                       1 833
                                                                --------                  --------                    --------
  Total                                                         $ 55 535                  $ 47 717                    $ 32 333
                                                                ========                  ========                    ========


VI.  RETURN ON EQUITY AND ASSETS

The ratio of consolidated net income to average stockholders' equity and to average total assets and other ratios are as follows:




                                                                               YEAR ENDED DECEMBER 31
                                                                               ----------------------

                                                                      1999             1998             1997
                                                                      ----             ----             ----
Percentage of Consolidated net income
  to:

Average total assets (return on assets)                               1.12%            1.21%            1.29%

Average Stockholders' Equity (return
  on equity)                                                         15.07%           13.87%           13.14%

Percent of dividends declared per
  common share to net income per common
  share (dividend pay-out ratio)                                     39.36%           57.32%           55.56%

Percent of average stockholders' equity
  to average total assets (equity to
  assets ratio)                                                       7.45%            8.72%            9.82%



VII.  Short-Term Borrowings

A. The following table shows outstanding amounts of short-term borrowings, together with the weighted average interest rates thereon, at December 31, of each of the past three years (in thousands of dollars).



                                                      1999                          1998                          1997
                                                      ----                          ----                          ----
                                               Balance         Yield         Balance         Yield         Balance        Yield
                                               -------         -----         -------         -----         -------        -----
Federal Funds purchased                        $ 6 330         6.16%         $     -         0.00%         $18 373        7.07%

Federal Home Loan Bank                          80 000         6.39%          53 000         5.26%          36 000        5.88%
  borrowings

Securities Sold under
  agreements to                                  2 901         3.88%           3 758         4.19%           2 276        5.07%
  repurchase                                   -------       -------         -------       -------         -------      -------

                                               $89 231         6.29%         $56 758         5.19%         $56 649        6.23%
                                               =======       =======         =======       =======         =======      =======







B. The following table shows the maximum amounts outstanding of short term borrowings at any month-end during each reported period (in thousands of dollars).



                                                           1999                   1998                1997
                                                           ----                   ----                ----
                                                          Balance               Balance              Balance
                                                          -------               -------              -------
Federal funds purchased                                   $28 350                $38 392             $18 373

Federal Home Loan Bank
   borrowings                                              61 000                 36 000              36 000

Securities sold under
  agreements to repurchase
                                                            2 031                  2 925               2 276


C. The following table shows for the periods indicated the daily average amount outstanding for the categories of short-term borrowings, the interest paid and the weighted average rates thereon (in thousands of dollars).



                                        1999                               1998                           1997
                                        ----                               ----                           ----

                                                     Average                               Average                          Average
                               Amount     Int.         Rate      Amount     Int.            Rate     Amount      Int.         Rate
                               ------     ----       -------     ------     ----           -------   ------      ----       --------

Short-term
  borrowings:

Federal funds                  $10 812    $  605      5.60%      $15 107   $  898          5.94%     $20 944     $1 233     5.89%
  purchased

Federal Home Loan               56 466     2 895      5.13%       42 098    2 290          5.44%       6 756        386     5.71%
  Bank borrowings

Securities sold
  under agreements
  to repurchase                  3 657       163      4.46%        3 637      173          4.76%       1 800         70     3.89%
                               -------   -------      -----      -------  -------          -----     -------    -------     -----
Total short-term
  borrowings                   $70 935    $3 663      5.16%      $60 842   $3 361          5.52%     $29 500     $1 689     5.73%
                               =======   =======      =====      =======  =======          =====     =======     =======    =====


VIII.       Long Term Debt

A. The following table shows outstanding amounts of long term debt, together with the weighted average interest rates thereon, at December 31, of each of the past three years (in thousands of dollars). Long term debt consists of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime + 1/4% and a supplier contract for $14,000 with a five year term and payments monthly. The supplier contract was paid off in 1998.



                                                        1999                        1998                        1997
                                                        ----                        ----                        ----

                                                 Balance        Yield        Balance        Yield        Balance        Yield
                                                 -------        -----        -------        -----        -------        -----
Land contract payable                            $  264         8.00%        $  317         8.75%           369         8.50%

Other                                                 -         0.00%            75         5.85%            14         4.50%
                                                 ------        ------        ------        ------        ------        ------
                                                 $  264         8.00%        $  392         8.20%        $  383         8.35%
                                                 ======        ======        ======        ======        ======        ======


B. The following table shows the maximum amounts outstanding of long term debt at any month-end during each reported period (in thousands of dollars).





                                                           1999                  1998                  1997
                                                           ----                  ----                  ----
                                                          Balance               Balance              Balance
                                                          -------               -------              -------
Land contract payable                                     $ 264                 $ 317                $ 369

Other                                                         -                    89                   14




C. The following table shows for the periods indicated the daily average amount outstanding for the categories of long term debt, the interest paid and the weighted average rates thereon (in thousands of dollars).



                                         1999                              1998                          1997
                                         ----                              ----                          ----

                                                 Average                         Average                        Average
                               Amount    Int.      Rate         Amount     Int.     Rate      Amount     Int.      Rate
                               ------    ----    -------        ------     ----  -------      ------     ----   -------

Long term debt:



Land contract payable          $  264    $ 21    8.00%          $  317     $ 27   8.54%      $  369     $ 31     8.50%



ITEM 2.  PROPERTIES

Registrant directly owns no real properties of any kind. However, Bank owns twenty branches and leases the main office building from its subsidiary the Bank of Sturgeon Bay Building Corporation.

The main office building located in Sturgeon Bay serves as headquarters for Registrant as well as the main banking office of Bank. The main office also accommodates the expanded business of the Bank, primarily an insurance agency and financial services. The twenty two branches owned or leased by Bank are conveniently located throughout the market area served by Bank, including the counties of Door, Kewaunee, Brown, Manitowoc, Green Lake, Outagamie, Waushara and Waupaca. All properties are in good condition and considered adequate for present and near term requirements.


ITEM 3.  LEGAL PROCEEDINGS

Registrant is presently involved in one legal action which may have a significant impact. The action is based on a lender liability claim for damages arising from the denial of a loan application. The amount of potential loss may exceed $500,000 if the liability claim is successful. Management intends to defend this claim vigorously.

Registrant remains subject to various other claims. However, these matters are subject to uncertainties, and accordingly, the outcomes are not predictable with assurance. Although the Registrant believes that amounts provided in its financial statements are adequate, there can be no assurances that the amounts required to discharge alleged liabilities from these matters will not have a material adverse affect on its financial condition, results of operations or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of December 31, 1999 cannot be determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of names of executive officers of the Registrant and position within the Registrant.

----------------------------------------- -----------------------------------
Thomas L. Herlache                        Chairman,  President,  CEO and
                                          Director of Baylake Corp.
----------------------------------------- -----------------------------------
Richard A. Braun                          Vice   Chairman,   Executive   Vice
                                          President and Director of Baylake
                                          Corp.
----------------------------------------- -----------------------------------
Paul C. Wickmann                          Vice President
----------------------------------------- -----------------------------------
Daniel F. Maggle                          Secretary
----------------------------------------- -----------------------------------
Steven D. Jennerjohn                      Treasurer
----------------------------------------- -----------------------------------

--------------------------------------    -----------------------------------
Robert M. Zubella                         Vice President
--------------------------------------    -----------------------------------

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

The following table summarizes high and low bid prices and cash dividends paid for the Baylake Common Stock for the periods indicated. Bid prices are computed from those obtained from two brokerage firms, and, since May 1993 from bid prices reported in The Milwaukee Journal Sentinel. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions. Prices and dividends per share quoted have been adjusted for a 2 for 1 stock dividend paid on November 15, 1999.



----------------------- --------------------- -------------------- --------------------- --------------------
                        Calendar              High                 Low           Cash
                        --------              ----                 ---           ----
                        period                                                   dividends
                        ------                                                   ---------
                                                                                 per share
                                                                                 ---------
----------------------- --------------------- -------------------- ------------------------------------------
1998                    1st Quarter           $11.67               $ 9.42         $0.085
----------------------- --------------------- -------------------- -------------- ---------------------------
                        2nd Quarter           $13.00               $10.50         $0.085
----------------------- --------------------- -------------------- -------------- ---------------------------
                        3rd Quarter           $14.75               $12.50         $0.085
----------------------- --------------------- -------------------- -------------- ---------------------------
                        4th Quarter           $17.00               $13.50         $0.175
----------------------- --------------------- -------------------- -------------- ---------------------------
1999                    1st Quarter           $17.25               $15.50         $0.090
----------------------- --------------------- -------------------- -------------- ---------------------------
                        2nd Quarter           $17.63               $16.56         $0.090
----------------------- --------------------- -------------------- -------------- ---------------------------
                        3rd Quarter           $20.00               $17.25         $0.090
----------------------- --------------------- -------------------- -------------- ---------------------------
                        4th Quarter           $30.00               $19.75         $0.100
----------------------- --------------------- -------------------- -------------- ---------------------------


Baylake had approximately 1,687 shareholders of record at March 17, 2000. Baylake paid a special dividend of $.09 per share cash dividend in December 1998.

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

Such restrictions, which govern state chartered banks, generally limit the payment of dividends on bank stock to the bank's undivided profits after all payments of all necessary expenses, provided that the bank's surplus equals or exceeds its capital. In determining the payment of cash dividends, the Board of Directors of Baylake considers the earnings, capital and debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, financial conditions of Baylake and the Bank, and other relevant factors. Baylake maintains a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of Baylake Common Stock in lieu of receiving cash dividends. Such shares may be newly issued securities or acquired in the market, and will be purchased on behalf of participating shareholders at their then fair market value.

ITEM 6.  SELECTED FINANCIAL DATA



                             Year Ended December 31

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                    1999              1998              1997              1996              1995
                    ----              ----              ----              ----              ----
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Interest            $46,467           $38,061           $31,577           $26,926           $24,487
Income
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Interest            $23,280           $19,148           $14,662           $12,046           $10,131
Expense
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Net                 $23,187           $18,913           $16,915           $14,880           $14,356
Interest
Income
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Provision           $   850           $ 1,135           $ 1,115           $   400           $   250
for Loan
Losses
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Other               $ 4,556           $ 4,377           $ 4,068           $ 3,451           $ 2,581
Income
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Other               $17,370           $13,891           $12,571           $11,289           $ 9,894
Expense
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Income              $ 9,523           $ 8,264           $ 7,297           $ 6,642           $ 6,793
before
Income
taxes
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Net Income          $ 6,923           $ 6,017           $ 5,270           $ 4,703           $ 4,644
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Earnings
per
share:
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Basic               $  .94            $  .82            $  .72            $  .64            $  .63
earnings
per share
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Diluted             $  .90            $  .80            $  .71            $  .63            $  .62
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Dividends           $  .37            $  .47            $  .40            $  .31            $  .38
per share
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total               $646,310          $607,438          $450,062          $395,356          $309,428
assets
(ooo's)
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

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

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on the current expectations of management. Words such as "anticipates," believes," estimates," "expects," "forecasts," "intends," "is likely,"
"plans," "projects," and similar expressions are intended to identify such forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Registrant, that could materially differ from what may be expressed or forecasted in such forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the national economy.

On October 1, 1998, the Registrant acquired Evergreen Bank, N.A. and changed its name to Baylake Bank, N.A. ("BLBNA"). No payments to the former shareholder have been made, but are contingently payable based on a formula set forth in the stock purchase agreement. The acquisition was accounted for using the purchase method of accounting, therefore, it would affect future operations. See Note 13 of Notes to Consolidated Financial Statements for additional details on this transaction.

All per share information has been restated to reflect the 3-for-2 stock dividend paid on May 15, 1998 and the 2-for-1 dividend paid on November 1999.

Results of Operations

Net income in 1999 was $6.9 million, a 15.1% increase from the $6.0 million in 1998. Net income for 1998 showed a 14.2% increase over the 1997 earnings. Basic operating earnings per share increased to $.94 per share in 1999 compared with $.82 in 1998, an increase of 14.6%. Basic operating earnings per share in 1998 showed a 13.9% increase over 1997 results of $.72 per share. On a diluted earnings per share basis, the Registrant recorded $.90 per share in 1999, compared to $.80 and $.71 per share in 1998 and 1997, respectively.

Net income for 1999 includes amortization expense of $327,000 of goodwill related to the purchase of Four Seasons and $126,000 related to the acquisition of BLBNA. This expense reduced after-tax net income in 1999 by $453,000 or earnings per share by $.06. Net income for 1998 reflected amortization expense of $399,000 related to goodwill, thereby reducing after-tax earnings per share by $.05.

In spite of an interest rate environment affected by rising rates in the latter half of 1999 and increased competition, net interest income improved. Net interest income for 1999 improved $4.3 million or 22.6% over 1998 levels. Net interest income for 1998 improved $2.0 million or 11.8% over 1997 levels. Interest income increased by 22.1% while interest expense increased 21.6%.

Other income increased $179,000 or 4.1%. The primary factors increasing other income were an increase in loan servicing fees, fiduciary income, and fees for other services to customers offset by a decrease in gains on sales of loans.

Non-interest expense increased $3.5 million or 25.0% over 1998 levels. Factors contributing to the increase were increased personnel expenses, occupancy and equipment expense, data processing and other operating expenses offset by a reduction in operation of other real estate.

For 1999, return on average assets declined to 1.12% compared with 1.21% in 1998 and 1.29% in 1997. This ratio declined as a result of the various factors discussed above combined with an average asset growth rate of 24.0% in 1999.

Return on average stockholders' equity in 1999 showed an increase of 15.1% compared to 13.9% in 1998 and 13.1% in 1997. The increase in 1999 compared to 1998 occurred as a result of increased net income, a lower average capital to average asset ratio and the factors described above.

Cash dividends declared in 1999 decreased 21.3% to $.37 per share compared with $.47 in 1998. This compares to an increase of 17.5% in 1998 dividends as compared to 1997.

Net Interest Income

Net interest income is the largest component of the Registrant's operating income (net interest income plus other non-interest income) accounting for 84.3% of 1999 total operating income, as compared to 82.1% in 1998 and 81.4% in 1997. Net interest income represents the difference between interest earned on loans, investments and other earning assets offset by the interest expense attributable to the deposits and the borrowings that fund them. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax-equivalent basis reached $24.5 million in 1999, an increase of 21.9% from $20.1 million in 1998 (and $17.9 million in 1997). The improvement in 1999 net interest income of $4.4 million was due in part to an increase in the volume of net average earning assets of $1.8 million. In spite of this, average earning assets increased 23.7% offset by an increase of 26.5% in average interest-bearing liabilities. The benefit from an increase in earning assets, non-interest bearing deposits and a decrease in the cost of interest paying liabilities were offset, in part, by an increase in interest-bearing liabilities and a decline in the yield on earning assets. As a result, interest income increased 21.7% while interest expense for 1999 increased 21.6%.

Average loans outstanding grew from $333.5 million in 1998 to $421.5 million in 1999, an increase of 26.4%. The increase in loan volume also was a significant contributing factor to the increase in interest income. Average loans outstanding increased from $276.6 million in 1997 to $333.5 million in 1998, an increase of 20.6%. The mix of average loans to average total assets decreased slightly from 67.8% in 1997 to 67.1% in 1998 and increased to 68.3% in 1999. The relationship of greater loan composition in the asset mix has provided a source of higher yielding assets, which has contributed to an increase in net interest income.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased 4 basis points in 1999 to 3.89% from 3.85% in 1998, as the average yield on earning assets decreased 14 basis points while the average rate paid on interest-bearing liabilities decreased 18 basis points over the same period. The increase in interest rate spread followed a decline of 27 basis points in 1998 compared to a spread of 4.12% in 1997. The increase in the Registrant's earning assets yield reflects an increasing rate environment impacting rates on the variable priced loans in the last half of 1999 and increased competition. Increased investment interest income which have resulted from an increased investment portfolio combined with lower yields on the investment portfolio have contributed to some of the increase in interest rate spread. Yields on interest-paying liabilities decreased 18 basis points. Less reliance on high cost deposit funds offset by increased competition for retail deposits and new product offerings decreased yields on interest bearing deposits by 15 basis points from 4.63% in 1998 to 4.48% in 1999. Additionally, as a result of an effort intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging), Baylake was able to acquire additional funding, primarily from the Federal Home Loan Bank ("FHLB") of Chicago. Although this effort provided additional funding in 1999, the percentage of short-term borrowings as a percentage of interest-bearing liabilities decreased to 13.3% in 1999 compared to 14.3% in 1998. Yields on these borrowings decreased 29 basis points in 1999 compared to 1998 contributing to an overall decrease in the yields paid on interest-bearing liabilities.

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

The net interest margin for 1999 was 4.35% compared to 4.42% in 1998. The decline in net interest margin was in part related to a decline in the free funds ratio and an increase in non-accrual loans offset by an increase in the interest rate spread. The impact from competition as it relates to the commercial loan portfolio and costs related to new product offerings had a negative affect on the change in net interest margin. The free funds ratio, or the level of non-interest bearing funds that support earning assets, declined to 18.2% from 19.7% in 1998.

The net interest margin for 1998 was 4.42% compared to 4.77% in 1997 as interest rate spread declined during that period. The decrease in 1998 occurred primarily as the result of the 27 basis point decline in the interest rate spread and a decrease in the average earning assets to average asset ratio. Increased competition especially as it relates to the commercial loan portfolio, negatively affected net interest margin.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.4% in 1999 compared with 91.7% in 1998 and 91.6% in 1997. The ratio remained stable in 1999 as a result of efforts to increase interest-earning assets using such sources as FHLB for funding increased loan demand. This was offset by an increase in non-accrual loans.

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

Provision for Loan Losses

Provision for loan losses in 1999 at $850,000 compares to a provision of $1,135,000 for 1998 and $1,115,000 for 1997. Net charge-offs in 1999 were $3.4 million compared with net charge-offs of $468,000 in 1998 and $127,000 in 1997. Net charge-offs of $3.4 million occurred as a result of BLBNA results. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were .80% in 1999 compared with .14% in 1998 and .05% in 1997. Entry into new markets has allowed management the opportunity to re-evaluate the methodology used in providing adequate provision for potential loan losses, as a result the provision for loan losses was reduced in spite of increased loan growth. Management's determination of the provision for loan losses is based on several factors. Factors considered include evaluation of the loan portfolio, current domestic conditions, loan volume, loan growth, loan portfolio composition, levels of non-performing loans, trends in past due loans, and the evaluation of various problem loans for loss potential. Net charge-offs to average loans remain comparatively low in spite of above average loan growth due to higher underwriting standards and improved collection efforts.

The Registrant's charge-off level for 2000 will continue to be affected as a result of the purchase of BLBNA. The Registrant anticipates charge-off levels in 2000 to be less than 1999 but slightly higher than recent historical charge-off levels, although the Registrant believes adequate coverage exists as a result of the Allowance for Possible Loan Losses acquired as a result of the BLBNA acquisition.

Non-Interest Income

Total non-interest income for 1999, excluding securities transactions, was $181,000 more than 1998, a 4.1% increase. In 1998, total non-interest income was $601,000 more than 1997, a 15.9% increase. Trust service fees, loan servicing fees, gains from sales of loans and service charges continue to be the primary components of non-interest income.

Trust fees increased $102,000 or 22.6% in 1999 compared to 1998, primarily as a result of an increase in trust estate business and additional assets under management. This compared to a decrease of $40,000 or 8.2% in 1998 compared to 1997, primarily the result of decreased trust estate business.

Loan servicing fees increased $29,000 or 3.4% to $875,000 in 1999. This followed an increase of $115,000 or 15.7% increase to $846,000 in 1998. The increase in 1999 occurred as a result of increased servicing income due to a larger portfolio of commercial loan business sold on the secondary market and serviced by Registrant.

Gains on sales on loans in the secondary market decreased $598,000 to $295,000 in 1999 primarily as a result of decreased gains from sales of commercial loans. Premiums were non-existent in the secondary market for commercial loans contributing to a decline of $472,000 in gains from the sale of commercial loans. In addition, gains from mortgage loans decreased $87,000 in 1999. Increased mortgage loan business amounted to $19.9 million of loans sold in 1999. Total loans sold during 1999 were $26.2 million compared to $24.8 million in 1998.

Service charges on deposit accounts showed an increase of $279,000 or 26.8% over 1998 results accounting for the improvement in fee income generated for other services to customers.

Included in 1999 other income are recoveries of $131,000 related to the BLBNA operation, providing the increase to other income as related to 1998 results.


Non-Interest Expense

Non-interest expense in 1999 increased $3.5 million or 25.0% compared to 1998 results primarily as a result of increased personnel, equipment, data processing, and other operating expense. This followed a $1.3 million or 10.5% increase in 1998 as compared to 1997.

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $9.7 million in 1999, an increase of $1.9 million or 24.8% as compared to 1998 results. The increase in 1999 primarily resulted from additional staffing increases (including the addition of BLBNA), bonus expense, increased benefit costs, and normal salary increases. Salary and employee benefits expense in 1998 totaled $7.8 million, an increase of $769,000 or 11.0% as compared to 1997 results. The 1998 increase resulted primarily from additional staffing increases, increased benefit costs, and normal salary increases.

Bonuses arising from the Registrant's Pay-for-Performance Program amounted to $536,000 in 1999 compared to $205,000 in 1998, an increase of 161.5%. This program is designed to reward various divisions if certain goals are met in achieving improvement in income and reaching certain levels of performance on return on equity. As a result of certain goals on return on equity being achieved, the bonus payout was more, therefore bonus expense increased.

The Registrant's 401(k) profit sharing plan (including a money purchase plan initiated in 1999) covering all employees who qualify as to age and length of service increased $94,000 or 19.7% over 1998 levels. Expenses in the same category were up $55,000 or 13.0% over 1997 levels.

The number of full-time equivalent employees increased to 252 in 1999 from 229 in 1998, an increase of 10.0%. Employee levels in 1998 increased to 229 from 199 in 1997, an increase of 20.5%. Other than resulting from the BLBNA acquisition, these increases occurred primarily in the Green Bay market with emphasis on additional personnel for sales and calling programs in that particular market. As the Registrant expands to take advantage of business opportunities and the related revenues, management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to occur in future years.

Net occupancy expense for 1999 showed an increase of $261,000, or 22.3%, as compared to 1998. An addition in Waupaca along with additional expense stemming from the BLBNA acquisition and expansion opportunities in the Green Bay region were reasons for the additional expense in 1999. Additional depreciation expense, real estate tax expense and other occupancy costs resulted in 1999. This increase followed an increase of $1,000 in 1998. The only addition in 1998 occurred as a result of opening a branch in Ledgeview offset by a reduction in expenses related to maintenance and repairs.

Equipment expense increased $215,000 or 21.0% compared to 1998. This followed an increase of $156,000 or 18.0% in 1998. The increase resulted from depreciation expense from past capital expenditures for equipment which were made to enhance the Registrant's technological capabilities. In addition, four branches acquired as a result of the BLBNA acquisition provided expenses for all of 1999 as compared to one quarter in 1998.

Data processing expense in 1999 increased $173,000 or 24.7% due to volume increases, conversion expense, and technology enhancements. This followed an increase of $57,000 or 8.9% in 1998 compared to 1997. Management estimates that data processing expense should show relatively flat increases with only adjustments related to any volume increase incurred by Registrant.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). As a result, the Registrant has shown varied results. Other real estate owned expenses showed net income of $117,000 in 1999 as a result of various gains taken on property sales. Gains of $232,000 were taken from lot sales of Idlewild Valley, Inc., a former subsidiary of the Bank whose value was written off in 1988. In addition gains of $69,000 from three commercial property sales and $33,000 from three residential property sales occurred in 1999. These were offset by losses of $56,000 from the sale of one commercial property and three residential properties. Various operating expenses, net of income, of other real estate totaling $161,000 occurred in 1999. Other real estate owned expenses resulted in a net loss of $15,000 in 1998, stemming from various operating expenses occurring on property held during the year. Other real estate owned expenses showed a net loss of $30,000 in 1997 as a result of a loss on sale of approximately $17,000 on a commercial property transaction closed during the year along with various operating costs expensed during 1997.

Other operating expenses in 1999 increased $1 million or 32.2%. Included in 1999 expenses were amortization of goodwill related to the Four Seasons acquisition of $327,000 (the same as in 1998) and amortization of $126,000 (as compared to $72,000 in 1998) related to the BLBNA acquisition. This compares to an increase of $352,000 or 12.3% in 1998 compared to 1997.

Supplies expense shows an increase of $60,000, or 15.7% in 1999 as compared to 1998. $12,000 of the increase occurred as a result of BLBNA operations.

Payments to regulatory agencies increased $80,000 to $181,000 for 1999. $35,000 of the increase occurred as a result of BLBNA. For the Bank, these charges related to a debt service assessment related to Financing Corporation (FICO). A risk classification rating of 1A (rating assigned to well-capitalized institutions) allowed Bank to experience no Federal Deposit Insurance Corporation (FDIC) assessments for the first nine months of 1999. As a result of a change in rating assigned of 2A (rating for adequately capitalized institutions), the Bank experienced higher assessment costs for the last quarter of 1999. The lower assessment occurred as a result of the "Total Risk-Based Capital Ratio"decreasing to a level below 10%. Prior to the merger of the Bank and BLBNA, BLBNA had been assigned a risk classification rating of 3B (rating assigned to troubled and critically under capitalized institutions) therefore in addition to a FICO assessment, BLBNA also received a FDIC assessment.

Other items comprising other operating expense shows an increase of $780,000 or a 32.6% increase in 1999 compared to 1998. Additional marketing and advertising expense of $92,000 account for some of this increase, as entry into newer markets contributed to more extensive and costlier media advertising expense. Director fees and other related costs show an increase of $32,000 in 1999 due to additional regional boards established in the year for purposes of keeping involvement in the communities served by Bank, thereby allowing various levels of decision-making to be made in the regions formed. Loan and collection expense increased $346,000, the result of more extensive collection efforts being made on the troubled loan portfolio acquired as result of the BLBNA purchase. Legal expenses increased $176,000 during 1999, primarily the result of the completion of various legal actions stemming from the operations of the former BLBNA. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 2.08% for 1999 compared to 1.91% for 1998 and 2.08% for 1997. Registrant continues its commitment to deliver quality service and products for its customer base.

Income Taxes

Income tax expense for the Registrant in 1999 was $2.6 million, an increase of $353,000 or 15.7% compared to 1998. This followed an increase of $220,000 or 10.9% in 1998 compared to 1997. The higher tax expense in 1999 and 1998 reflected the Registrant's increase in before tax earnings offset by an increase in tax-exempt interest income.

The Registrant's effective tax rate (income tax expense divided by income before taxes) was 27.3% in 1999 compared with 27.2% in 1998 and 27.8% in 1997. Of the 27.3% effective tax rate for 1999, the federal effective tax rate was 25.9% while the Wisconsin State effective tax rate was 1.4%.

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

Balance Sheet Analysis

Loans

Total loans outstanding grew to $447.0 million at December 31, 1999, a 9.7% increase from the end of 1998. This follows a 39.1% increase at December 31, 1998 over 1997 year end. The acquisition of BLBNA accounted for $76.6 million or 26.2% of the increase at December 31, 1998.

The commercial, financial, and agricultural loan classification primarily consists of commercial loans to small business. Loans of this type are in a broad range of industries and include service, retail, wholesale, and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown,

Outagamie, Waupaca, Waushara and Kewaunee counties, Wisconsin. The credit risk related to commercial loans made by the Registrant's subsidiaries is largely influenced by general economic conditions (especially those applicable to the Door County market area) and the resulting impact on a borrower's operations.

Commercial loans and commercial real estate loans (including construction loans) totaled $293.7 million at year end 1999 and comprised 65.7% of the loan portfolio compared with 62.4% of the portfolio at the end of 1998. Loans in these classifications grew $38.0 million or 14.9% during 1999.

The following tables set forth loan composition (net of unearned income) at December 31 (in thousands of dollars):



---------------------------------------------------------------------------------------------------------------------
                             1999                           1998                           1997
---------------------------- -------------- --------------- -------------- --------------- -------------- -----------
                             Amount         % of Total      Amount         % of Total      Amount         % of Total
---------------------------------------------------------------------------------------------------------------------

Real                         $137 900       31%             $136 225       34%             $100 352       34%
estate-
resident
---------------------------- -------------- --------------- -------------- --------------- -------------- -----------
Real estate-                 $ 26 534        6%             $  9 553        2%             $ 14 760        5%
construction
---------------------------- -------------- --------------- -------------- --------------- -------------- -----------
Real                         $200 980       45%             $178 406       43%             $117 768       40%
estate-commercial/agric
ultural
---------------------------- -------------- --------------- -------------- --------------- -------------- -----------
Commercial/agric             $ 66 159       15%             $ 67 550       17%             $ 47 078       16%
ultural
---------------------------- -------------- --------------- -------------- --------------- -------------- -----------
Consumer/Install             $ 15 446        3%             $ 15 914        4%             $ 13 480        5%
ment
---------------------------- -------------- --------------- -------------- --------------- -------------- -----------
Total loans (net             $447 019                       $407 648                       $293 438
of unearned
income)
---------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------
                        1996                                       1995
----------------------- --------------------- -------------------- --------------------- --------------
                        Amount                % of Total           Amount                % of Total
-------------------------------------------------------------------------------------------------------

Real                    $ 83 334              32%                  $ 62 059              29%
estate-
residential
----------------------- --------------------- -------------------- --------------------- --------------
Real                    $ 11 365               4%                  $  6 378               3%
estate-
construction
----------------------- --------------------- -------------------- --------------------- --------------
Real                    $104 136              40%                  $ 83 177              40%
estate-commercial/
agricultural
----------------------- --------------------- -------------------- --------------------- --------------
Commercial/             $ 46 786              18%                  $ 46 094              22%
agricultural
----------------------- --------------------- -------------------- --------------------- --------------
Consumer/Ins            $ 15 233               6%                  $ 12 522               6%
tallment
----------------------- --------------------- -------------------- --------------------- --------------
Total  Loans,           $260 854                                   $210 230
(net of
unearned
income)
-------------------------------------------------------------------------------------------------------

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

The Registrant's loan portfolio is diversified by types of borrowers and industry groups within the market areas served. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities which cause them to be similarly impacted by economic or other conditions. At December 31, 1999, there existed the following industry group concentrations in the Registrant's loans which exceeded 10% of total loans:



                             Tourism related loans:

-------------------------------------------------------------------------------------------------------
Lodging business                                        $51.4 million or 11.5%
------------------------------------------------------- -----------------------------------------------
Total tourism loans                                     $51.4 million or 11.5%
-------------------------------------------------------------------------------------------------------


The Registrant has a significant loan concentration because of tourism based loans. The Registrant must serve the credit needs of its market, with one of the key industries being tourism. Being a community bank, however, the Registrant must also meet the other needs of its market area. For that reason the Registrant realizes that the economic conditions of its market area directly impact the Registrant's performance levels. Any general weakness in the Door, Brown, Kewaunee, Outagamie, Waupaca, or Waushara County areas could have a material effect on the business and operations of the Registrant, although management believes that it is not unduly exposed to problems in any particular industry group.

Real estate residential mortgage loans totaled $137.9 million at the end of 1999 and comprised 30.9% of the loan portfolio at the end of 1999. Loans grew $1.7 million or 1.2% during 1999. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties with the market areas served by the Registrant. Residential real estate loans generally contain a limit for the maximum loans to collateral value of 75% to 80%. Private mortgage insurance may be required when the loan to value exceeds these limits. Residential real estate loans are written normally with a one, two, or three year balloon feature.

In 1997, the Registrant offered adjustable indexed interest mortgage loans based upon market demands. At year end 1999, those loans totaled $44.5 million dollars. Adjustable indexed interest rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, plus an additional mark-up of 2.75% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

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

The Registrant also participates in a secondary fixed rate mortgage program under the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. These loans are sold on the secondary market and the Registrant retains servicing rights. At December 31, 1999, these loans totaled $35.4 million.

Additionally in the last quarter of 1997, Registrant offered fixed rate mortgages through participation in secondary fixed rate mortgage programs under private investors. These loans are sold on the secondary market with servicing rights sold retained by buyer.

Installment loans to individuals totaled $15.4 million or 3.5% of the total loan portfolio at December 31, 1999 compared to $15.9 million or 3.9% at end of 1998. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide related collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas served by the Registrant. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, adequate allowance for possible loan losses, and conservative non-accrual and charge-off policies.

Allowance for Possible Loan Losses

At December 31, 1999, the allowance for possible loan losses ("APLL) of $7.6 million represented 1.70% of total loans, down from 2.71% at December 31, 1998. APLL of $5.6 million was acquired as a result of the BLBNA acquisition. Loans grew at a rate of 9.7% from December 31, 1998 to year end 1999, while the allowance grew at a higher rate. Net charge-offs increased in 1999 as compared to 1998, as result of the BLBNA acquisition. As loans have grown in the Bank's portfolio, management did not believe there existed any trends indicating any undue portfolio risk. There exists potential asset quality problems in the loan portfolio acquired in the BLBNA purchase although management believes sufficient reserves have been provided in the APLL acquired in the BLBNA purchase to absorb potential losses in the loan portfolio. In the fifteen months since the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate potential problem loans stemming from the BLBNA acquisition. As an integral part of their examination process on BLBNA since the acquisition, various regulatory agencies have also done a review on these loans. Although no assurance can be given, management feels that the majority of these loans have been identified. Ongoing efforts are being made to collect these loans and involve the legal process where necessary to minimize risk of further deterioration of these loans for repayment in full.

At December 31, 1998, the allowance for possible loan losses of $11.0 million represented 2.71% of total loans compared with 1.32% at the end of 1997.

Commercial, agricultural and other loan net charge-offs represented 81.2% of the total net charge-offs as compared with 40.6% of total net charge-offs in 1998. Real estate mortgage loan net charge-offs represented 14.3% of total net charge-offs in 1999 as compared to 44.2% in 1998. Installment loan net charge-offs represented 4.5% of total net-charge-offs as compared with 15.2% in 1998. In the commercial loan sector, three loans totaling $2.5 million accounted for the majority of the net charge-offs. Twelve real estate residential loans totaling $593,000 accounted for the real estate loan net charge-offs. The majority of charge-offs from installment credits occurred as a result of automobile loans. $123,000 of net-chargeoffs occurred. Credit card loans showed net charge-offs of $20,000 in 1999 compared with net charge-offs of $28,000 in 1998. Although the Bank has experienced higher interest returns on approximately $1.2 million in credit card balances, credit card loans are inherently risky in nature. The Bank continues to work with the credit card issuer to solicit quality loan accounts based on designated criteria and actively pursue collection efforts in a more timely fashion. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

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

Management believes that the balance of the allowance for possible loan losses as of December 31, 1999 is sufficient to absorb potential loan losses.


Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management remains committed to a philosophy that encourages early identification of non-accrual and problem loans. The philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Non-performing loans remain a leading indicator of future loan loss potential. Non-performing loans are defined as non-accrual loans, guaranteed loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. Previously accrued interest and uncollected interest on such loans is reversed and income is recorded only to the extent that interest payments are subsequently received on a cash basis and a determination has been made that the loan's principal is collectible. If the collection of principal is doubtful, payments received are applied to loan principal.

Restructuring loans involve the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes.

Non-performing loans at December 31, 1999 were $12.5 million compared to $14.1 million at December 31, 1998. Non-accrual loans represent $8.1 million of the total of non-performing loans, of which $6.0 million was acquired with the BLBNA acquisition. Real estate non-accrual loans account for $6.8 million of the total (of which $2.7 million was residential real estate), while commercial and industrial non-accruals account for $788,000. Management believes collateral is sufficient in the event of default. Troubled debt restructured loans represent $4.5 million of non-performing loans at December 31, 1999 compared to $3.0 million at December 31, 1998. Approximately $3.1 million of this total consists of three commercial real estate credits granted various concessions and have experienced past cash flow problems. These credits were current at December 31, 1999. In addition, the total consisted of one loan totaling $341,000 experiencing cash flow problems that was not current at end of year. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non-performing loans to total loans at the end of 1999 was 2.8% compared to 3.5% at end of year 1998. The Registrant's APLL was 60.7% of total non-performing loans at December 31, 1999 compared to 78.3% at year end 1998.

Potential problem loans are performing loans in which there is doubt that the borrower will be able to comply with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Registrant expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loan and recognize that a higher degree of risk is associated with these nonperforming loans. At December 31, 1999, potential problem loans amounted to a total of $1.4 million compared to a total of $1.0 million at end of 1998. $1.2 million of the problem loans stem from two commercial credits experiencing cash flow concerns. Various commercial loans totaling $161,000 and consumer loans totaling $43,000 make up the balance of the total potential problem loans. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses.

The placement of performing loans in the potential problem loan category indicated management's willingness to more closely monitor the financial condition of the borrower and collateral positions of the Registrant or will strengthen the loans with additional collateral if significant losses from credits are expected in this category.

Other real estate owned which represents property to which the Registrant has acquired through foreclosure or in satisfaction of debt, consisted of two properties totaling $71,000 at end of year 1999. This compared to two properties totaling $566,000 at end of year 1998. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Net cost of operation of other real estate for 1999, 1998, and 1997 consists of the following (in thousands of dollars):


                                               1999                       1998                       1997
                                               ----                       ----                       ----
----------------------------------- ------------------------ ------------------------- -------------------------
Loss  on  disposition  of
properties and other                                   $ 219                    $  15                     $  30
costs
----------------------------------- ------------------------ ------------------------- -------------------------
Gains on  disposition  of                              $ 336
properties and expense
recoveries
----------------------------------- ------------------------ ------------------------- -------------------------
Net (gains) losses                                     $(117)                    $  15                     $  30
----------------------------------- ------------------------ ------------------------- -------------------------

Investment Portfolio

The investment portfolio is intended to provide the Registrant with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

Investment securities are classified as held to maturity or available for sale. The Registrant has determined at year end 1999 that all of its taxable issues, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 1999 were to be classified as available for sale. In addition, Bank had determined that its non-taxable local municipals were classified as available for sale. In the case of the Baylake Bank's non-taxable issues and municipal bond investments purchased prior to 1996, they were determined to be held to maturity. This determination was made because the Bank wanted to retain the municipal bond issues due to their higher after-tax yields, and local non-taxable issues due to their lessened marketability. Held to maturity securities are those securities the Registrant has both the intent and ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. At December 31, 1999, securities held to maturity had an aggregate market value of approximately $19.3 million compared with amortized cost of $19.4 million.

Investment securities classified as available for sale are those securities which the Registrant has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Registrant has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale at December 31, 1999 and 1998 are carried at market value. Adjustments up or down to market value at December 31, 1999 and 1998 are recorded as a separate component of equity, net of tax with one exception. In the event of a market value loss with regards to investments held in the investment subsidiary, the market value loss is recorded without a tax benefit since the loss would be treated as a capital loss. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. At December 31, 1999, securities available for sale had a market and carrying value of $125.7 million. The reserve for market adjustment of securities, net of tax, and reflected in the stockholders' equity section stood at a negative $2.6 million at December 31, 1999.

At December 31, 1999 and 1998, the Registrant's investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders' equity.

Investment securities averaged $147.4 million in 1999 compared with $122.5 million in 1998. The average balance of securities increased primarily as a result of the additional funding created from the leveraging strategy employed by the Registrant in 1999. In 1999, taxable securities comprised approximately 66.4% of the total average investments compared to 63.6% in 1998. Tax-exempt securities on average for 1999 accounted for 33.6% of the total average investments compared to 36.4% in 1998.

Deposits

Average total deposits for 1999 were $492.8 million, an increase of 27.5% over 1998. BLBNA average deposits accounted for 16.2% of the increase in 1999. This follows a 16.2% increase in 1998 over 1997, BLBNA accounting for 6.9% of the increase.

Non-interest bearing demand deposits in 1999 averaged $56.8 million, up 21.8% from $46.6 million recorded in 1998. This $10.2 million increase is partially attributable to BLBNA and to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. December 31, 1999 non-interest bearing demand deposits were $59.2 million compared with $58.3 million at year end 1998.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts ("IRAs") and certificates of deposit ("CDs"). In 1999 interest bearing deposits averaged $436.0 million, an increase of 28.3%. Within the category of interest bearing deposits, savings deposits (including money market accounts) increased $32.2 million or 29.3%. During the same period, time deposits (including CDs and IRAs) grew an average of $58.4 million or 31.0%. Average time deposits over $100,000 increased by $9.8 million or 22.3%. Time deposits greater than $100,000 were priced within the framework of Registrant's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Registrant's core deposit growth in these types of deposit.

Emphasis will be placed on generating additional core deposits in 2000 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Registrant will also attempt to attract and retain core deposit accounts through new product offerings and customer service.

Short Term Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and borrowings from the Federal Home Loan Bank. Average 1999 short-term borrowings were $70.9 million compared to $60.8 million during 1998. The increase of $10.1 million or 16.6% occurred as a result of higher than expected loan demand, increased investment balances, and the Registrant's effort to more effectively leverage capital.

Average short-term borrowings increased $31.3 million or 106.6% in 1998 from 1997 as a result of capital leveraging opportunities and higher loan demand.

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to bank customers under repurchase agreements at prevailing market rates. Borrowings with the Federal Home Loan Bank are secured by one to four family residential mortgages and eligible investment securities allowing the Registrant to use it for additional funding purposes. The balances in Federal Home Loan Bank loans showed the most fluctuation as an additional $14.4 million in average balances were borrowed during the course of 1999.

Long Term Debt

Long-term debt of $264,000 consists of a land contract requiring annual payments of $53,000 plus calculated at prime +1/4%. The land contract was for the purchase of one of the properties in the Green Bay region for a branch location.

Liquidity

Liquidity refers to the ability of the Registrant, and its subsidiary the Bank to generate adequate amounts of cash to meet its needs for cash. The Registrant and the Bank have different liquidity considerations.

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

Maturing investments have been a primary source of liquidity at the Bank. In addition, the Registrant continued its capital leveraging strategy in 1999. As part of this strategy, $47.3 million in investments were purchased in 1999. This resulted in net cash of $1.8 million used in investing activities for 1999. At December 31, 1999, the carrying or book value of investment securities maturing within one year amounted to $6.2 million or 4.3% of the total investment securities portfolio. This compares to a 7.2% level for investment securities with one year or less maturities as of December 31, 1998. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during 1999 totaled $49.1 million. At the end of 1999, the investment portfolio contained $92.2 million of U.S.Treasury and federal agency backed securities representing 63.6% of the total investment portfolio. These securities tend to be highly marketable and had a market value below amortized cost at end of year 1999 amounting to $2.5 million.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in 1999 Consolidated Statements of Cash Flows, deposits provided $8.8 million in cash inflow during 1999. The Registrant's overall average deposit base grew $106.3 million or 27.5% during 1999. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

Federal funds sold averaged $5.4 million in 1999 compared to $6.7 million in 1998. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically have higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 1999, the Bank had no federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $109.9 million of loans maturing within one year, or 24.6% of total loans.

Within the classification of short-term borrowings at year-end 1999, federal funds purchased and securities sold under agreements to repurchase totaled $9.2 million compared with $3.8 million at the end of 1998. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from Federal Home Loan Bank are another source of funds. They totaled $80.0 million at year end 1999.

The Bank's liquidity resources were sufficient in 1999 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the Federal Home Loan Bank provided funds in 1999, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

The Registrant's (rather than of Bank's) primary sources of funds are dividends and interest, and proceeds from the issuance of equity. The Registrant manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $2.0 million in 1999 and will continue to be the Registrant's main source of long-term liquidity. The dividends from the Bank were sufficient to pay cash dividends to the Registrant's shareholders of $2.7 million in 1999.

Management believes that, in the current economic environment, the Registrant's and the Bank's liquidity position is adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank's or the Registrant's liquidity.

Interest Rate Sensitivity

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. Management of interest rate risk includes four components: policy statements, risk limits, risk measurement and reporting procedures. A primary objective of asset/liability management is the control and monitoring of interest rate risk. The Registrant's bank uses an Asset/Liability Committee ("ALCO") to manage risks associated with changing interest rates, changing asset and liability mixes, and their impact on earnings. The sensitivity of net interest income to market rate changes is evaluated monthly by the ALCO committee.

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

For the time frame within three months as of December 31, 1999, rate sensitive liabilities exceeded rate sensitive assets by $77.6 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 66.8%. For the next time frame of four to six months, rate sensitive liabilities exceeded rate sensitive assets by $37.5 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 57.3%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 61.3%, which is outside the range of plus or minus 15% deemed acceptable by management. When the Registrant requires funds beyond its ability to generate them internally, it can borrow from a number of sources, including the Federal Home Loan Bank of Chicago and other correspondent banks.

Management continually reviews its interest risk position through the committee processes. Managements' philosophy is to maintain relatively matched rate sensitive asset and liability position within the range described above, in order to provide earnings stability in the event of significant interest rate changes.

                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE

---------------------------------------------------------------------------------------------------------------------
                         Within         Four to            Seven to       One year to       Over five        Total
                         three         six months           twelve         five years         years
                         months                             months
Earning
assets
Investment                 1,837             134             4,344           80,041          62,724         149,080
securities
Federal Funds
Sold
Loans and leases:
Variable rate            121,577          15,484                             27,316              77         164,454
Fixed rate                32,773          34,604            33,669          174,131              50         275,227
                        --------        --------          --------         --------          ------         -------
Total loans              154,350          50,088            33,669          201,447             127         439,681
and leases              --------        --------          --------         --------          ------         -------
Total earning            156,187          50,222            38,013          281,488          62,851         588,761
assets                  --------        --------          --------         --------          ------         -------
Interest bearing
liabilities
NOW accounts              12,265                                             36,796                          49,061
Savings                  100,654                                             49,814                         150,468
deposits
Time deposits             56,632          62,725            77,106           48,929                         245,392
Borrowed funds            64,283          25,000                 0              212                          89,495
                        --------        --------          --------         --------                         -------
Total                    233,834          87,725            77,106          135,751               0         534,416
interest bearing        --------        --------          --------         --------          ------         -------
liabilities
Interest                 (77,647)        (37,503)          (39,093)         145,737          62,851          54,345
sensitivity
(within
periods)
Cumulative               (77,647)        (115,150)         (154,243)        ( 8,506)         54,345
interest
sensitivity
GAP
Ratio of                 (13.19%)        (19.56%)          (26.20%)         ( 1.44%)          9.23%
cumulative
interest rate
sensitivity
GAP to
rate
sensitive
assets
Ratio of rate             66.79%          57.25%            49.30%           207.36%
sensitive
asset to rate
sensitive
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
liabilities
Cumulative              66.79%          64.19%            61.31%           98.41%          110.17%
ratio of rate
sensitive
assets to
rate
sensitive
liabilities
---------------------------------------------------------------------------------------------------------------------------








Capital Resources

Stockholders' equity at December 31, 1999 increased $938,000 or 2.1% to $46.2 million, compared with $45.3 million at 1998 year end. This increase includes a negative change of $4.4 million to capital in 1999 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this net change, stockholders' equity would have increased $5.3 million or 12.3% for 1999 over 1998, which compares to an increase of $2.9 million or 7.2% for 1998 over 1997. With the SFAS 115 adjustment included in 1998 capital, capital increased $3.4 million or 8.2% compared to 1997 year end.

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

Cash dividends paid in 1999 were $.37 per share compared with $.43 in 1998, including a special dividend of $.085 paid in December 1998. The Registrant provided a 7.3% increase in normal dividends per share in 1999 over 1998 as a result of above average earnings and strong capital position.

In 1997, the Registrant's Board of Directors authorized management to repurchase up to 7,000 shares of the Registrant's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Registrant's stock purchase plan. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Registrant repurchased none of its common shares in 1999.

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

At December 31, 1999 and 1998, the Registrant was categorized as well and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Registrant's category.

To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Registrant's capital ratios as of December 31 for each of the previous two years.

Registrant's Ratios:

                            Risk-Based Capital Ratios


                                              December   31,         Ratio                 December  31,       Ratio
                                              1999 (000's)                                 1998 (000's)
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Average stockholders equity                                $ 45,935                 7.45%             $ 43,372                 8.72%
to average assets
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Stockholders equity to total                               $ 46,210                 7.15%             $ 45,272                 7.45%
assets
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Total Tier 1 Capital                                       $ 42,811                 8.81%             $ 35,100                 7.97%
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Total Tier 2 Capital                                       $ 48,903                10.07%             $ 40,603                 9.22%
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Risk-adjusted Assets                                       $485,840                                   $440,241
(including  off-balance sheet
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------

--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
items)
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Tier 1 Leverage Ratio                                      $ 42,811                 6.79%             $ 35,100                 6.02%
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Regulatory Requirements:
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Tier 1 capital to risk-                                                             4.00%                                      4.00%
weighted assets
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Total Tier 1 and Tier 2                                                             8.00%                                      8.00%
capital to risk-weighted assets
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------
Tier 1 leverage ratio                                                               4.00%                                      4.00%
--------------------------------------------- --------------------- --------------------- -------------------- ---------------------

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

Year 2000

The Registrant did not encounter computer or system problems from the transition into the new year 2000 ("Y2K"). The year 2000 issue relates to systems designed to use two digits rather than four to define the particular year. The banks computer equipment, software and devices with imbedded technology that are time sensitive may recognize date using "00" as the year 1900 rather than the Year 2000. The Registrant is not aware of any Y2K problems encountered by major customers, suppliers or hardware and software providers. No liquidity problems or material withdrawals by depositors of the Bank were experienced during the transition into the Year 2000.

Total Y2K project costs were approximately $75,000 for the year ended December 31, 1999 and were not material to the Registrant's results of operations, liquidity, or capital resources.

Although highly unlikely, certain Y2K problems could surface later during 2000. The Registrant continues to monitor systems for possible future disruptions and has a business resumption plan in place to deal with such problems.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information." This statement requires certain related disclosures about products and services, geographic areas, and major customers. The segment and other information disclosures have been provided for the years ended after December 31, 1998.

In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 deferred the effective date of SFAS No. 125 related to transfers of financial assets occurring after December 31, 1997, specifically, such transfers involving repurchase agreements, securities lending, and similar transactions. The Registrant adopted SFAS 127 as required. The adoption of SFAS No. 127 did not have a material impact on the Registrant's consolidated statement of position or results of operations.

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

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. This risk is evaluated quarterly by the Registrant's Asset/Liability Committee ("ALCO"). Their responsibility involves the management of risks associated with changing interest rates, changing mix involving assets and liabilities, and the subsequent impact on earnings. The ALCO committee operates under the advisory policy guidelines on interest rate sensitivity approved by the Board of Directors. The sensitivity of net interest income to market rate changes is evaluated regularly by the Registrant to determine the effectiveness of interest rate risk management.

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

Interest rate sensitivity analysis is used to measure the Registrant's interest rate risk by computing changes in the Registrant's pretax income calculated using flat rates over a 12 month period. The resulting income is then compared to a future earnings simulation based on a +/- 100 basis point parallel rate shock. The difference in income calculated represents the Registrant's earnings sensitivity to a +/- 100 basis point parallel rate shock. The table below illustrates these amounts at December 31, 1999, which are within the limits established by the Registrant:


HYPOTHETICAL CHANGE IN                                        IMPACT TO 2000
INTEREST RATES                                                PRETAX NET INCOME
-------------------------------------------------------------------------------------------------------------
------------------------------------------------------- -----------------------------------------------------
100 basis point shock up                                (4.8%)
------------------------------------------------------- -----------------------------------------------------
100 basis point shock down                               1.8%
------------------------------------------------------- -----------------------------------------------------

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

Another component of interest rate risk, fair value at risk, is determined by the Registrant through the technique of simulating the fair value of equity in changing rate environments. This involves determining the present value of all contractual asset and liability cash flows based on market rates of interest provided by independent broker quotations and other public sources. The net result of all balance sheet items determines the fair value of equity. The fair value of equity resulting from the current flat rate scenario is compared to the fair value of equity using discount rates +/- 100 basis points from flat rates to determine the fair value of equity at risk. Currently, fair value of equity at risk is less than 11.0% of the market value of the Registrant as of December 31, 1999.

                           Part II - Other Information

Item 8.  Other Information

Bank has begun construction of a full-service branch facility in the village of Ashwaubenon, located in Brown County, with costs of construction estimated to be $893,000. Completion of this project is expected in the early third quarter of 2000.

Bank has begun remodeling efforts on a leased downtown site in Green Bay. Costs of construction are estimated to be $382,000 with completion expected in the early third quarter of 2000.

Bank began construction of a new facility in King, located in Waupaca County, to replace an existing facility. Completion is expected in the early second quarter of 2000. Costs of construction are estimated to be $590,000.

Bank began construction of a new facility in Kewaunee to replace an existing leased facility. Completion is expected in the late second quarter of 2000. Costs of construction are estimated to be $581,000.

Bank purchased land and a building in the late third quarter of 1999 in Seymour for $475,000. The Bank's intentions are to remodel that building in the middle of 2000 to replace a facility currently in use.

Bank purchased land in the city of Luxemburg located in Kewaunee County, Wisconsin in January 1999. No plans have been made at present on this purchase.

Registrant repurchased all of the preferred stock of BLBNA at par value of $3,160,000 on March 31, 1999 with a dividend rate of 7%. The dividend payment amounted to $55,300.

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

              For the Years Ended December 31, 1999, 1998, and 1997

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin



                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                            1


FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                                                         2 - 3

        Consolidated Statements of Income                                                                     4

        Consolidated Statements of Changes in Stockholder Equity                                              5

        Consolidated Statements of Cash Flows                                                               6 - 7

        Notes to Consolidated Financial Statements                                                         8 - 34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin


        We have audited the accompanying consolidated balance sheets of Baylake Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


Madison, Wisconsin                                        Smith & Gesteland, LLP
January 21, 2000                                          SMITH & GESTELAND, LLP

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31



                                                                                       1999               1998
                                                                                  --------------     -------------
                                                                                      (Thousands of dollars)
             ASSETS
Cash and due from banks                                                           $      19,475      $     17,560
Federal funds sold                                                                                         26,106
Investment securities available for sale (at market)                                    125,700           112,536
Investment securities held to maturity (market value
    $19,259 and $15,765 )                                                                19,380            15,510
Loans held for sale                                                                         748             1,273
Loans                                                                                   447,019           407,648
    Less:  Allowance for loan losses                                                      7,611            11,035
                                                                                  --------------     -------------
       Loans, net of allowance for loan losses                                          439,408           396,613
Bank premises and equipment                                                              18,463            15,627
Federal Home Loan Bank stock (at cost)                                                    4,000             2,650
Accrued interest receivable                                                               4,146             3,913
Income taxes receivable                                                                   1,161             1,459
Deferred income taxes                                                                     2,912               520
Goodwill                                                                                  5,941             8,326
Other assets                                                                              4,976             5,345
                                                                                  ==============     =============
          Total assets                                                            $     646,310      $    607,438
                                                                                  ==============     =============

    The accompanying notes are an integral part of the financial statements.


                                                                                       1999               1998
                                                                                  --------------     -------------
                                                                                      (Thousands of dollars)
             LIABILITIES
Domestic deposits
    Noninterest bearing                                                           $      59,153      $     58,311
    Interest bearing
       NOW                                                                               49,061            54,974
       Savings                                                                          150,468           132,075
       Time, $100,000 and over                                                           55,535            47,717
       Other time                                                                       189,857           202,207
                                                                                  --------------     -------------
          Total interest bearing                                                        444,921           436,973
                                                                                  --------------     -------------
          Total deposits                                                                504,074           495,284
Short-term borrowings
    Federal funds purchased, repurchase agreements,
       and Federal Home Loan Bank loans                                                  89,231            56,758
Accrued expenses and other liabilities                                                    5,788             5,911
Dividends payable                                                                           743               661
Long-term debt                                                                              264               392
                                                                                  --------------     -------------
          Total liabilities                                                             600,100           559,006
                                                                                  --------------     -------------
Preferred stockholder equity in a subsidiary company                                                        3,160
                                                                                  --------------     -------------
             STOCKHOLDER EQUITY
Common stock $5 par value - authorized 10,000,000 shares;
issued - 7,460,333 shares in 1999; 3,694,546 shares in 1998;
outstanding - 7,437,174 shares in 1999; 3,671,387 shares in
1998                                                                                     37,302            18,473
Additional paid-in capital                                                                7,120             6,229
Retained earnings                                                                         5,012            19,394
Treasury stock                                                                             (625)             (625)
Accumulated other comprehensive income
    Net unrealized gain (loss) on securities available for sale, net of
       tax of $515 in 1999 and $975 in 1998                                              (2,599)            1,801
                                                                                  --------------     -------------
          Total stockholder equity                                                       46,210            45,272
                                                                                  --------------     -------------
          Total liabilities and stockholder equity                                $     646,310      $    607,438
                                                                                  ==============     =============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31



                                                                             1999           1998           1997
                                                                         -----------    -----------     -----------
                                                                                   (Amounts in thousands
                                                                                  except per share data)
Interest income
   Interest and fees on loans                                            $   37,586     $   30,161      $   25,496
   Interest on investment securities
      Taxable                                                                 6,041          5,204           4,258
      Exempt from federal income taxes                                        2,582          2,340           1,818
   Other interest income                                                        258            356               5
                                                                         -----------    -----------     -----------
         Total interest income                                               46,467         38,061          31,577
                                                                         -----------    -----------     -----------
Interest expense
   Interest on deposits                                                      19,541         15,755          12,941
   Interest on short-term borrowings                                          3,663          3,361           1,689
   Interest on long-term debt                                                    76             32              32
                                                                         -----------    -----------     -----------
         Total interest expense                                              23,280         19,148          14,662
                                                                         -----------    -----------     -----------
         Net interest income                                                 23,187         18,913          16,915
Provision for loan losses                                                       850          1,135           1,115
                                                                         -----------    -----------     -----------
         Net interest income after provision for loan losses                 22,337         17,778          15,800
                                                                         -----------    -----------     -----------
Other income
   Fees from fiduciary activities                                               553            451             491
   Fees from loan servicing                                                     875            846             731
   Fees for other services to customers                                       1,890          1,562           1,343
   Gains from sales of loans                                                    295            893             678
   Securities gains (losses), net                                                (2)                           292
   Other income                                                                 945            625             533
                                                                         -----------    -----------     -----------
         Total other income                                                   4,556          4,377           4,068
                                                                         -----------    -----------     -----------
Other expenses
   Salaries and employee benefits                                             9,700          7,772           7,003
   Occupancy expense                                                          1,430          1,169           1,168
   Equipment expense                                                          1,238          1,023             867
   Data processing and courier                                                  872            699             642
   Operation of other real estate                                              (117)            15              30
   Other operating expenses                                                   4,247          3,213           2,861
                                                                         -----------    -----------     -----------
         Total other expenses                                                17,370         13,891          12,571
                                                                         -----------    -----------     -----------
         Income before income taxes                                           9,523          8,264           7,297
Income tax expense                                                            2,600          2,247           2,027
                                                                         ===========    ===========     ===========
         NET INCOME                                                      $    6,923     $    6,017      $    5,270
                                                                         ===========    ===========     ===========
Basic earnings per common share                                              $.94           $.82           $.72
Diluted earnings per common share                                            $.90           $.80           $.71

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                                                                               Accumulated
                                         Common Stock           Additional       Other
                                    ------------------------     Paid-in      Comprehensive     Retained     Treasury     Total
                                      Shares       Amount        Capital         Income         Earnings       Stock      Equity
                                    -----------   ----------    -----------  ----------------   ----------   ---------  ----------
                                                               (Amounts in thousands except for shares)
             1997
             ----
Balance - January 1, 1997            2,460,481    $  12,302     $  6,038        $    604        $  20,339     $  (49)    $  39,234
                                                                                                                         ----------
Net income for the year                                                                             5,270                    5,270
Net changes in unrealized gain
   on securities available for
   sale, net    of   $393
   deferred taxes                                                                    707                                       707
                                                                                                                         ----------
Comprehensive income                                                                                                         5,977
                                                                                                                         ----------
Stock options exercised                                                                                         (365)         (365)
Cash dividends declared                                                                            (2,991)                  (2,991)

                                    -----------   ----------    ---------       ---------       ----------    -------    ----------
Balance - December 31, 1997          2,460,481       12,302        6,038           1,311           22,618       (414)       41,855

             1998
             ----
Net income for the year                                                                             6,017                    6,017
Net changes in unrealized gain
   on securities available for
   sale, net of $273 deferred taxes                                                  490                                       490
                                                                                                                         ----------
Comprehensive income                                                                                                         6,507
                                                                                                                         ----------
Stock options exercised                 13,500           68           76                                                       144
Treasury stock acquired                                                                                         (211)         (211)
Stock dividend - 50%                 1,220,565        6,103                                        (6,103)
Tax benefit from exercise of
 stock options                                                       115                                                       115
Cash dividends declared                                                                            (3,138)                  (3,138)
                                    -----------   ----------    ---------       ---------       ----------    -------    ----------
Balance - December 31, 1998          3,694,546       18,473        6,229           1,801           19,394       (625)       45,272

             1999
             ----
Net income for the year                                                                             6,923                    6,923
Net changes in unrealized gain
   (loss) on securities
   available for sale, net of
   $1,490 deferred taxes                                                          (4,400)                                   (4,400)
                                                                                                                         ----------
Comprehensive income                                                                                                         2,523
                                                                                                                         ----------
Stock options exercised                 53,450          267          518                                                       785
Tax benefit from exercise of
   stock options                                                     373                                                       373
Stock dividend - 100%                3,712,337       18,562                                       (18,562)
Cash dividends declared                                                                            (2,743)                  (2,743)
                                    -----------   ----------    ---------       ---------       ----------    -------    ----------
                                     7,460,333    $  37,302     $  7,120        $ (2,599)       $   5,012     $ (625)    $  46,210
                                                  ==========    =========       =========       ==========    =======    ==========
   Less treasury stock                  23,159
                                    ===========
                                     7,437,174
                                    ===========

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                                             1999           1998             1997
                                                                         -----------    -----------     -----------
                                                                                  (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received from:
      Loans                                                              $   37,218     $   29,901      $   25,200
      Investments                                                             8,716          7,777           5,866
   Fees and service charges                                                   4,030          4,004           3,424
   Interest paid to depositors                                              (19,982)       (16,173)        (12,616)
   Interest paid to others                                                   (3,599)        (3,336)         (1,558)
   Cash paid to suppliers and employees                                     (13,558)       (12,077)        (11,461)
   Income taxes paid                                                         (3,204)        (2,595)         (2,254)
                                                                         -----------    -----------     -----------
         Net cash provided by operating activities                            9,621          7,501           6,601
                                                                         -----------    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                                          3,947                          8,928
   Principal payments received on investments                                45,166         31,636          22,460
   Purchase of investments                                                  (47,306)       (66,749)        (50,299)
   Proceeds from sale of other real estate owned                              1,590            165              93
   Loans made to customers in excess of principal collected                 (43,608)       (33,120)        (32,146)
   Capital expenditures                                                      (4,008)        (1,941)         (2,673)
   Purchase of annuity                                                                        (630)
   Proceeds on insurance contracts                                               41
   Cash and federal funds received in acquisition                                           12,459
                                                                         -----------    -----------     -----------
         Net cash used in investing activities                              (44,178)       (58,180)        (53,637)
                                                                         -----------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
      and savings accounts                                                   13,322         44,495           2,213
   Net increase in short-term borrowings                                     32,473            184          32,810
   Net increase (decrease) in time deposits                                  (4,532)        11,604          16,599
   Payments on long-term debt                                                  (128)           (67)            (39)
   Proceeds from issuance of stock                                            1,158            259
   Redemption of preferred stock                                             (3,160)
   Stock reacquired                                                                           (211)           (365)
   Dividends paid                                                            (2,661)        (3,090)         (2,970)
                                                                         -----------    -----------     -----------
         Net cash provided by financing activities                           36,472         53,174          48,248
                                                                         -----------    -----------     -----------
         Net increase in cash and due from banks                              1,915          2,495           1,212
Cash and due from banks, beginning                                           17,560         15,065          13,853
                                                                         ===========    ===========     ===========
Cash and due from banks, ending                                          $   19,475     $   17,560      $   15,065
                                                                         ===========    ===========     ===========


    The accompanying notes are an integral part of the financial statements.


                                                                             1999           1998           1997
                                                                         -----------    -----------     -----------
                                                                                  (Thousands of dollars)
Reconciliation of net income to net cash provided
   by operating activities:
      Net income                                                         $    6,923     $    6,017      $    5,270
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                     1,639          1,417           1,293
            Provision for losses on loans and real
               estate owned                                                     850          1,135           1,115
            Amortization of premium on investments                              176            176             190
            Accretion of discount on investments                               (152)          (414)           (281)
            Cash surrender value increase                                      (140)           (82)            (87)
            (Gain) loss on sale of investment securities                          2                           (292)
            Gain on sale of loans and other assets                             (582)          (897)           (618)
            Proceeds from sale of loans held for sale                        26,505         25,684          15,808
            Origination of loans held for sale                              (26,210)       (24,791)        (15,130)
            Equity in income of service center                                 (142)           (66)            (54)
            Deferred compensation                                               (50)            (6)             24
            Deferred income taxes                                              (901)           (68)           (255)
            Changes in assets and liabilities:
               Interest receivable                                             (234)          (106)           (384)
               Prepaids and other assets                                      2,040             26            (450)
               Unearned income                                                 (328)           (38)            (35)
               Interest payable                                                (300)          (361)            487
               Taxes receivable                                                 297           (280)             28
               Other liabilities                                                228            155             (28)
                                                                         -----------    -----------     -----------
         Net cash provided by operating activities                       $    9,621     $    7,501      $    6,601
                                                                         ===========    ===========     ===========
SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Loans issued to facilitate the sale of assets                      $              $               $      530
      Acquisition of property in lieu of foreclosure                            816            126
      Dividends reinvested in common stock                                      736            518
      Net liabilities and preferred stock assumed in
         acquisition, excluding cash and federal funds received                             16,771


                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

             The consolidated financial statements of Baylake Corp. (the company) include the accounts of the company, its wholly-owned subsidiaries, Baylake Bank, Baylake Bank, N.A., and Kewaunee County Banc-Shares, Inc., and their wholly-owned subsidiaries; Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., Baylake Investments, Inc., Baylake Insurance Agency, Inc., and Lufter Insurance Agency, Inc. In 1999, Baylake Bank, N.A. was merged into Baylake Bank. All significant intercompany items and transactions have been eliminated.

             Baylake Bank owns a 49% interest in United Financial Services, Inc., (UFS) a data processing service. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other revenue. Amounts paid to UFS for data processing services for the banks were $755,000, $627,000, and $599,000, in 1999, 1998, and 1997, respectively. At
             December 31, 1999 and 1998, Baylake Bank had loans of $888,000 and $642,000, respectively, to UFS.

             The company's subsidiary banks make commercial, mortgage, and installment loans to customers substantially all of whom are located in Door, Brown, Kewaunee, Manitowoc, Waushara, Outagamie, Green Lake and Waupaca Counties of Wisconsin. Although the banks have a diversified portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economic condition of the local industrial businesses, and commercial, agricultural and tourism industries.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

             For comparability, certain 1998 and 1997 amounts have been reclassified to conform with classification adopted in 1999.

             The company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and due from banks. The company places these assets with high credit quality institutions. At times such assets may be in excess of FDIC insurance limit.

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

             Loans, including loans held for sale, are stated at face value, net of deferred loan origination fees (net of costs) and the allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding or an amortized method.

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

             Mortgage servicing rights of $236,000, $221,000, and $191,000 were capitalized and $106,000, $77,000, and $19,000 were amortized during 1999, 1998, and 1997, respectively. The amount of impairment was not material.

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

             Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $453,000, $399,000, and $327,000 in 1999,
             1998, and 1997, respectively.

             The company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 1999, 1998, and 1997 were $233,000, $192,000, and $157,000, respectively.

             The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", companies may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB No. 25. The company has elected to continue to apply the provisions of APB No. 25 with the disclosure requirements of SFAS No. 123 in Note 17.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES (continued)

             In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 127 deferred the effective date of SFAS No. 125 related to transfers of financial assets occurring after December 31, 1997, specifically, such transfers involving repurchase agreements, securities lending, and similar transactions. The company adopted SFAS No. 127 as required. The adoption of SFAS No. 127 did not have a material impact on the company's consolidated statement of position or results of operations.


NOTE 2 -     RESTRICTIONS ON CASH AND DUE FROM BANKS

             The company's subsidiary bank is required to maintain average reserve balances by the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 1999, was approximately $5,939,000.


NOTE 3 -     INVESTMENT SECURITIES

             The amortized cost and estimated market values of investments are as follows:



                                                                         December 31, 1999
                                                   ---------------------------------------------------------------
                                                                      Gross             Gross          Estimated
                                                    Amortized       Unrealized       Unrealized         Market
                                                      Cost            Gains            Losses            Value
                                                   ------------    -------------    --------------    ------------
                                                                       (Thousands of dollars)
                Available For Sale
                ------------------

             U.S. Treasury and other U.S.
                government agencies                $    22,851      $      54        $      86        $    22,819
             Obligations of states and
                political subdivisions                  32,413            122              738             31,797
             Mortgage-backed securities                 71,876             23            2,489             69,410
             Other                                       1,674                                              1,674
                                                   ------------     ----------       ----------       ------------
                                                   $   128,814      $     199        $   3,313        $   125,700
                                                   ============     ==========       ==========       ============
                Held to Maturity
                ----------------

             Obligations of states and
                political subdivisions             $    19,380      $      10        $     131        $    19,259
                                                   ============     ==========       ==========       ============


                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -     INVESTMENT SECURITIES (continued)

                                                                          December 31, 1998
                                                   ---------------------------------------------------------------
                                                                       Gross            Gross          Estimated
                                                    Amortized        Unrealized       Unrealized        Market
                                                       Cost            Gains            Losses           Value
                                                   -------------    ------------    ---------------   ------------
                                                                       (Thousands of dollars)
                Available For Sale
                ------------------
             U.S. Treasury and other U.S.
                government agencies                $     19,280      $     912        $               $     20,192
             Obligations of states and
                political subdivisions                   32,802          1,486                              34,288
             Mortgage-backed securities                  54,603            510              132             54,981
             Other                                        3,075                                              3,075
                                                   ----------------------------------------------------------------
                                                   $    109,760      $   2,908        $     132       $    112,536
                                                   =============     ==========       ==========      =============
                Held to Maturity
                ----------------
             Obligations of states and
                political subdivisions             $     15,510      $     255        $               $     15,765
                                                   =============     ==========       ==========      =============

             Results of sales of securities were as follows:

                                                                                   Available for Sale
                                                                        ------------------------------------------
                                                                            1999            1998           1997
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Proceeds                                                   $    3,947      $     None     $    8,928
             Realized gains                                                     21                            307
             Realized losses                                                    23                             15

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -     INVESTMENT SECURITIES (continued)

             The amortized cost and estimated market value of investments at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            Available for Sale               Held to Maturity
                                                       -----------------------------    ----------------------------
                                                                         Estimated
                                                        Amortized         Market         Amortized       Estimated
                                                          Cost             Value           Cost            Value
                                                       ------------     ------------    ------------    ------------
                                                                         (Thousands of dollars)
             Due in one year or less                   $     1,762      $     1,767     $    1,866      $    1,868
             Due after one year through
                five years                                  19,221           19,255          8,965           8,873
             Due after five years through
                ten years                                   15,859           15,795          3,126           3,095
             Due after ten years                            20,096           19,473          5,423           5,423
                                                       ------------     ------------    -----------     -----------
                                                            56,938           56,290         19,380          19,259
             Mortgage-backed securities                     71,876           69,410
                                                       ------------     ------------    -----------     -----------
                                                       $   128,814      $   125,700     $   19,380      $   19,259
                                                       ============     ============    ===========     ===========

             Securities pledged to secure public and trust deposits and borrowed funds had a carrying value of $61,560,000 and $52,494,000 at December 31, 1999 and 1998, respectively.


NOTE 4 -     LOANS

             Major classifications of loans are as follows:

                                                                                December 31,         December 31,
                                                                                    1999                 1998
                                                                              -----------------    -----------------
                                                                                     (Thousands of dollars)
             Commercial, financial, and agricultural                           $     267,460        $    246,396
             Real estate - construction                                               26,535               9,553
             Real estate - mortgage                                                  138,029             136,564
             Installment                                                              15,446              15,914
                                                                               --------------       -------------
                                                                                     447,470             408,247
                 Less:  Deferred loan origination
             fees, net of costs                                                         (451)               (779)
                                                                               --------------       -------------
                       Net loans                                               $     447,019        $    407,648
                                                                               ==============       =============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -     LOANS (continued)

             Loans having a carrying value of $44,718,000 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 1999.

             Certain directors and officers of the company and the subsidiary banks, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the subsidiaries during 1999 and 1998. Such loans were made in the ordinary course of business at normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection.

             A summary of the changes in those loans is as follows:

                                                                                            1999             1998
                                                                                       -------------    -------------
                                                                                          (Thousands of Dollars)
             Balance at beginning of year                                              $     10,983     $      8,471
             Beginning balance of loans to officers and
                 directors of Baylake Bank, N.A.                                                                 160
             New loans made                                                                   2,622           19,960
             Repayments received                                                             (2,889)         (17,523)
             Loans related to former officers and directors                                  (5,122)             (85)
                                                                                       -------------    -------------
             Balance at end of year                                                    $      5,594     $     10,983
                                                                                       =============    =============

             Loans on which the accrual of interest has been discontinued or reduced amounted to $8,086,000 and $11,060,000 at December 31, 1999 and 1998, respectively. If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $929,000 and $431,000 for 1999 and 1998, respectively. Interest income which has been recorded amounted to $442,000 and $216,000 for 1999 and 1998, respectively, for these nonaccrual loans.

             Changes in the allowance for loan losses were as follows:

                                                                          1999             1998            1997
                                                                     -------------    -------------    -----------
                                                                                (Thousands of dollars)
             Balance at beginning of year                            $     11,035     $      3,881     $    2,893
             Allowance related to assets acquired                            (900)           6,487
             Provision charged to operations                                  850            1,135          1,115
             Recoveries                                                     1,988              377            194
             Loans charged off                                             (5,362)            (845)          (321)
                                                                     -------------    -------------    -----------
             Balance at end of year                                  $      7,611     $     11,035     $    3,881
                                                                     =============    =============    ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -     LOANS (continued)

             In 1999, it was determined that the allowance that had been established for assets acquired in 1998 was in excess of the amount needed to absorb potential losses on those assets based on a review of information received subsequent to year-end. Accordingly, the allowance was reduced $900,000 with a corresponding reduction in goodwill related to the acquisition.

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

             The following is a summary of activity in investment in loans that have declined in value and related interest income and allowance for credit losses accounts:

                                                                                         1999             1998
                                                                                     ------------     ------------
                                                                                        (Thousands of dollars)
             Impaired loans at December 31                                           $    18,745      $    16,287
             Impaired loans at December 31 allowed for                               $    13,167      $    11,148
             Average impaired loans during the period                                $    17,294      $    13,779
             Interest income recognized while loans impaired                         $     1,283      $       485
             Interest income using a cash-basis method                               $     1,281      $       332
             Allowance as of January 1                                               $     4,852      $       258
             Allowance related to assets acquired                                                           5,369
             Additions during the year                                                     1,333              282
             Recoveries of amounts previously allowed for                                 (4,649)          (1,057)
                                                                                     ------------     ------------
             Allowance as of December 31                                             $     1,536      $     4,852
                                                                                     ============     ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -     BANK PREMISES AND EQUIPMENT

                                                                        1999             1998             1997
                                                                    ------------     ------------     ------------
                                                                                (Thousands of dollars)
             Land                                                   $     3,892      $     3,232      $     2,339
             Buildings and improvements                                  14,298           12,143           11,484
             Equipment                                                    8,275            7,330            5,825
                                                                    ------------     ------------     ------------
                                                                         26,465           22,705           19,648
                 Less accumulated depreciation                            8,002            7,078            6,155
                                                                    ------------     ------------     ------------
                                                                    $    18,463      $    15,627      $    13,493
                                                                    ============     ============     ============
             Depreciation expense                                   $     1,001      $     1,013      $       961
                                                                    ============     ============     ============


NOTE 6 -     OTHER REAL ESTATE

             Other real estate ($164,000 in 1999, $795,000 in 1998, and $229,000 in 1997, net of an allowance for other real estate losses of $93,000 in 1999, $229,000 in 1998, and $229,000 in 1997) is
             included in other assets.

             Net cost of operation of other real estate is summarized below:

                                                                                   1999          1998       1997
                                                                                 ----------    ---------   ---------
                                                                                      (Thousands of dollars)
             Loss on disposition of properties
                 and other costs                                                 $    219      $   15      $   30
             Gain on disposition of properties
                 and expense recoveries                                              (336)
                                                                                 ---------     -------     -------
                       Net (gains) losses                                        $   (117)     $   15      $   30
                                                                                 =========     =======     =======

             Changes in the allowance for losses on other real estate were as follows:

                                                                                1999          1998         1997
                                                                              ---------     ---------    ---------
                                                                                    (Thousands of dollars)
             Balance at beginning of year                                     $    229      $    229     $    229
             Amounts related to properties disposed                               (136)
                                                                              ---------     ---------    ---------
             Balance at end of year                                           $     93      $    229     $    229
                                                                              =========     =========    =========


                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - TIME DEPOSITS

         At December 31,1999, the scheduled maturities of certificates of deposit were as follows:


                                        (Thousands of dollars)
                     2000                    $    195,441
                     2001                          40,286
                     2002                           8,001
                     2003                           1,628
                     2004                              36
                                             ------------
                                             $    245,392
                                             ============


NOTE 8 - SHORT-TERM BORROWINGS

         Short-term borrowings consisted of the following at December 31:


                                                        1999             1998             1997
                                                    ------------     ------------     ------------
                                                               (Thousands of dollars)
         Federal funds purchased                    $     6,330      $                $    18,373
         Federal Home Loan Bank Loan                     80,000           53,000           36,000
         Securities sold under agreements
           to repurchase                                  2,901            3,758            2,276
                                                    -----------      -----------      -----------
                                                    $    89,231      $    56,758      $    56,649
                                                    ===========      ===========      ===========

         The average outstanding balance of total short-term borrowings amounted to $70,926,000 in 1999 and $60,843,000 in 1998. The weighted-average interest rate on these borrowings was 5.2% for 1999 and 5.5% for 1998. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.

         The maximum amount outstanding at any month end was $91,381,000 during 1999 and $77,317,000 during 1998.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - LONG-TERM DEBT

         Long-term debt consists of the following at December 31:


                                                                              1999          1998
                                                                            --------      --------
                                                                            (Thousands of dollars)
                    Land contract requiring annual
                      principal payments of $53,000
                      plus interest calculated at
                      prime +1/4%                                           $    264      $   317
                      Other                                                                    75
                                                                            --------      -------
                                                                            $    264      $   392
                                                                            ========      =======


NOTE 10 - PREFERRED STOCKHOLDER EQUITY IN A SUBSIDIARY COMPANY

          Preferred stockholder equity in a subsidiary company in 1998 represented 316 shares of 8%, non-cumulative, non-voting preferred stock in Baylake Bank N.A., a subsidiary of the company which was acquired during 1998. In 1999, these shares were redeemed.


NOTE 11 - DIVIDENDS AND CAPITAL RESTRICTIONS

          Cash dividends per share to shareholders were $.37, $.47, and $.40 in 1999, 1998, and 1997, respectively, after adjustment for stock dividends.

          As of December 31, 1999, undistributed earnings of the subsidiaries, included in consolidated retained earnings, available for distribution to the company as dividends without prior approval of regulatory authorities was $10,722,000.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - DIVIDENDS AND CAPITAL RESTRICTIONS (continued)

          At December 31, 1999 and 1998, the corporation was categorized as well capitalized and adequately capitalized, respectively, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the corporation's category.

          To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

          The corporation's risk-based capital and leverage ratios are as follows (amounts in thousands):


                                                                          Risk-Based Capital Ratios
                                                          -------------------------------------------------------
                                                              December 31, 1999            December 31, 1998
                                                          --------------------------   --------------------------
                                                             Amount          Ratio        Amount          Ratio
                                                          ------------     ---------   ------------     ---------
          Tier 1 capital
            Baylake Corp.                                 $    42,811        8.8%      $    35,100        8.0%

            Minimum requirement                                19,434        4.0%           17,610        4.0%

          Total capital
            Baylake Corp.                                      48,903       10.1%           40,603        9.2%

            Minimum requirement                                38,867        8.0%           35,220        8.0%


                                                                               Leverage Ratios
                                                          -------------------------------------------------------
                                                              December 31, 1999            December 31, 1998
                                                          --------------------------   --------------------------
                                                             Amount          Ratio        Amount          Ratio
                                                          ------------     ---------   ------------     ---------
          Tier 1 capital to average total assets
            Baylake Corp.                                  $    42,811        6.8%      $    35,100        6.0%

            Minimum requirement                                 25,220        4.0%           23,321        4.0%

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


                                                                                          Contract or
                                                                                        Notional Amount
                                                                                -------------------------------
                                                                                    1999               1998
                                                                                -------------     -------------
                                                                                     (Thousands of dollars)
          Financial instruments whose contract
            amounts represent credit risk:
              Commitments to extend credit                                       $    128,781      $    120,835
              Standby letters of credit and
                 financial guarantees written                                           1,387             2,012



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

          As part of the acquisition, Baylake Corp. was required to contribute $7 million of capital to the bank. No payments to the seller of Evergreen have been made, but are contingently payable based on a formula set forth in the stock purchase agreement, not to exceed $2 million. The contingent payments are not accrued at December 31, 1999, since the amount, if any, is not estimable.

          The acquisition was accounted for using the purchase method of accounting. Under the purchase method, net assets purchased are recorded at their fair market values on the date of acquisition. Any excess of the purchase price over the value of the net assets is recorded as goodwill. The goodwill recorded on the bank is the result of assumption of liabilities having a market value in excess of market value of assets received. Any payments made in the future to the former shareholder of the bank may affect the goodwill recorded. Goodwill is being amortized on a straight-line basis over 15 years.

          The following unaudited proforma financial information presents the combined results of operations of the company and Evergreen as if the acquisition had occurred as of the beginning of each of the periods presented.


                                                                             1998             1997
                                                                         ------------     ------------
                                                                          (Thousands of dollars except
                                                                           earnings per common share)
                        Total revenue                                    $    52,265      $    44,087
                        Net interest income                                   21,398           20,719
                        Net income                                             5,525           (2,629)
                        Earnings per common share                               1.51            (1.07)

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - ACQUISITIONS (continued)

          Net income above includes write-offs and write-downs of approximately $2,500,000 in 1998 and $8,600,000 in 1997, and bond recoveries of $2,050,000 in 1998 due to the fraudulent activities of Evergreen's previous management. Information is substantially affected by the fraudulent activity which occurred at Evergreen prior to its acquisition by the company. Because the company would have replaced that previous management had it acquired Evergreen at an earlier date, the company believes that actual results would have been substantially different than shown.


NOTE 14 - PENSION PLAN

          The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans for 1999, 1998, and 1997, totaled $572,000, $478,000, and $423,000, respectively.

          Certain officers and directors of the company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $146,000 in 1999, $141,000 in 1998, and $142,000 in 1997.


NOTE 15 - INCOME TAX EXPENSE


          The taxes applicable to income before income taxes were as follows:


                                                                         1999            1998           1997
                                                                     -----------     -----------    -----------
                                                                              (Thousands of dollars)
          Taxes currently payable
            Federal                                                  $    2,025      $    2,306     $    2,076
            State                                                           191              17            169
                                                                     ----------      ----------     ----------
                                                                          2,216           2,323          2,245
                                                                     ----------      ----------     ----------
          Deferred income taxes
            Federal                                                         330             (72)          (188)
            State                                                            54              (4)           (30)
                                                                     ----------      ----------     ----------
                                                                            384             (76)          (218)
                                                                     ----------      ----------     ----------
                                                                     $    2,600      $    2,247     $    2,027
                                                                     ==========      ==========     ==========

          Income tax expense associated with net realized securities gains was $0, for 1999 and 1998, and $115,000 for 1997.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - INCOME TAX EXPENSE (continued)
          The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:


                                                                         1999            1998           1997
                                                                     -----------     -----------    -----------
                                                                              (Thousands of dollars)
          Income tax based on statutory rate                         $    3,242      $    2,809     $    2,481
          State income taxes net of federal tax benefit                     113               3             92
                                                                     ----------      ----------     ----------
                                                                          3,355           2,812          2,573
          Effect of tax-exempt interest income                             (761)           (686)          (536)
          Other                                                               6             121            (10)
                                                                     ----------      ----------     ----------
                    Provision based on effective tax rates           $    2,600      $    2,247     $    2,027
                                                                     ==========      ==========     ==========

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing tax benefits of a portion of loan loss and mortgage servicing differences. The following is a summary of the significant components of the company's deferred tax assets and liabilities as of December 31, 1999 and 1998:


                                                                                       1999           1998
                                                                                   -----------    -----------
                                                                                      (Thousands of dollars)
          Deferred tax assets
            Allowance for loan losses                                              $    2,174     $    1,332
            Deferred loan origination fees                                                178            193
            Deferred compensation                                                         639            629
            Mortgage loan servicing                                                       357            390
            Nonaccrual loans                                                              221             92
            Accrued vacation pay                                                           86             62
            Other                                                                           4             13
            Investments acquired in merger                                                 85            113
            Market value adjustment on securities
              available for sale                                                          515
                                                                                   ----------     ----------
                 Gross deferred tax assets                                              4,259          2,824
            Valuation allowance for deferred tax assets                                  (550)          (550)
                                                                                   ----------     ----------
                 Net deferred tax assets                                                3,709          2,274
                                                                                   ----------     ----------
          Deferred tax liabilities
            Bank premises and equipment                                                   736            718
            Market value adjustment on securities
              available for sale                                                                         975
            Other                                                                          61             61
                                                                                   ----------     ----------
                 Total deferred tax liabilities                                           797          1,754
                                                                                   ----------     ----------
                 Net deferred asset                                                $    2,912     $      520
                                                                                   ==========     ==========

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - EARNINGS AND DIVIDENDS PER SHARE

          Earnings and dividends per share are based on the weighted average number of shares outstanding for the year, restated for the 100% stock dividend paid in November 1999 and the 50% stock dividend paid in May 1998. A reconciliation of the basic and diluted earnings per share amounts is as follows:


                                                                       1999             1998            1997
                                                                   ------------     ------------    ------------
          Basic weighted average number of
            common shares outstanding                                 7,403,429        7,323,216       7,358,064

          Additional common dilutive stock
            option shares                                               646,500          614,900          75,600
                                                                   ------------     ------------    ------------
          Diluted weighted average number
            of common shares outstanding                              8,049,929        7,938,116       7,433,664
                                                                   ============     ============    ============
          Additional common stock option
            shares that have not been
            included due to their
            antidilutive effect                                                                          450,000

          There is no difference between basic and diluted income available to common stockholders.

          See Note 17 for information on additional stock options issued subsequent to year end. These shares would not have changed materially the calculation of the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before December 31, 1999.

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

          Activity in the plan is summarized as follows:


                                                                                                       Weighted
                                                                                                       Average
                                                                     Number         Option Price       Exercise
                                                                   of Shares         Per Share          Price
                                                                   ---------    ----------------     -----------
          Shares under option at December 31, 1996                  405,600      $  4.67 - 11.50      $    8.97
          Options granted                                           120,000                 8.96           8.96
                                                                   --------      ---------------      ---------
          Shares under option at December 31, 1997                  525,600         4.67 - 11.50           8.96
          Options granted                                           120,000                 9.75           9.75
          Options exercised                                         (30,700)                4.67           4.67
                                                                   --------      ---------------      ---------
          Shares under option at December 31, 1998                  614,900         4.67 - 11.50           9.33

          Options granted                                           126,000                15.25          15.25
          Options exercised                                         (94,400)        4.67 -  9.75           8.31
                                                                   --------      ---------------      ---------
          Shares under option at December 31, 1999                  646,500      $  4.67 - 15.25      $   10.64
                                                                   ========      ===============      =========

          In January 2000, options to purchase an additional 60,000 shares were granted. The exercise price was established at 100% of the fair market value of the stock on the date of grant, or $25.00 per share.

          The options outstanding at December 31, 1999, were:


                                                                                                      Weighted
                                                                         Weighted-Average             Average
                                        Number of Shares                  Exercise Price             Remaining
           Price                 -------------------------------   ------------------------------       Life
           Range                  Outstanding      Exercisable      Outstanding     Exercisable      (In Years)
         ---------               --------------   --------------   --------------   -------------   -------------
          $   4.67                   20,200            20,200        $    4.67        $    4.67          3.3
              8.92                   98,200            52,600             8.92             8.92          6.0
              8.96                  110,600            38,600             8.96             8.96          7.0
              9.50                   76,500            76,500             9.50             9.50          4.0
              9.75                  117,600            21,600             9.75             9.75          8.0
             11.50                   97,400            75,800            11.50            11.50          5.0
             15.25                  126,000                              15.25            15.25          9.0
                                   --------         ---------        ---------        ---------        -----
                                    646,500           285,300        $   10.64        $    9.53          6.7
                                   ========         =========        =========        =========        =====

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTION PLAN (continued)

          Options exercisable at December 31, 1998 and 1997, were 265,700 and 186,000, respectively. The weighted average exercise price for options exercisable at December 31, 1998 and 1997, was $9.33 and $8.97, respectively.

          Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - STOCK OPTION PLAN (continued)

          Had compensation cost for the company's options granted after January 1, 1995, been determined according to SFAS 123, the company's net income and earnings per share would have been reduced to the following proforma amounts:


                                                                1999           1998            1997
                                                            -----------    -----------     -----------
                                                                       (Thousands of dollars)
                 Net income
                   As reported                              $    6,923     $    6,017      $    5,270
                   Proforma                                      6,340          5,708           5,140
                 Basic earnings per common share
                   As reported                                     .94            .82             .72
                   Proforma                                        .86            .78             .70
                 Diluted earnings per common share
                   As reported                                     .90            .80             .71
                   Proforma                                        .82            .76             .70


          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

          The grant date fair values and assumptions used to determine such values are as follows:


                                                                      1999            1998           1997
                                                                   ----------      -----------     ---------
                   Weighted average grant date fair value value    $   10.87       $    14.77      $   7.34
                   Assumptions:
                     Risk-free interest rates                           6.50%            4.70%         5.60%
                     Expected volatility                               19.08%           33.56%        19.84%
                     Expected term (in years)                           8.00             8.00          8.00
                     Expected dividend yield                            1.60%            2.32%         3.42%

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
             INSTRUMENTS (continued)

          C.   LOANS

               The carrying amount (total outstandings excluding unearned income and reserve for loan losses) and estimated fair value of loans outstanding at December 31, 1999, are $447,019,000 and $437,262,000, and for December 31, 1998, are $407,648,000
               and $407,116,000. In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions.

          D.   DEPOSITS

               The carrying amount and estimated fair value of deposits outstanding at December 31, 1999, are $504,074,000 and $503,902,000 and for December 31, 1998, are $495,284,000, and
               $497,087,000. Under SFAS 107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the company receives from the low-cost, long-term funding they provide. These benefits are significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of similar remaining maturities. Because of the repricing characteristics and the competitive nature of the company's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

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


NOTE 19 - COMMITMENTS AND CONTINGENCIES

          The company has made commitments for the construction of branch facilities totaling $868,000.

          In conjunction with the acquisition of Evergreen, the company is subject to various other lawsuits, claims, and counterclaims. Such matters are subject to the resolution of many uncertainties, and accordingly, outcomes are not predictable with assurance. Although the company believes that amounts provided in its financial statements are adequate in light of the probable and estimable liabilities, there can be no assurances that the amounts required to discharge alleged liabilities from these matters will not have a material adverse effect on its financial condition, results of operations or cash flows. Any amounts of costs that may be incurred in excess of those amounts provided as of December 31, 1999, cannot be determined.

          During 1999, the company entered into a ten year lease to rent space in a building in Green Bay. The annual base rent is $68,000 and shall increase as of the beginning of each December based on the Consumer Price Index. The company must also pay $3,000 annually for parking spaces at this facility.

          During 1999, the company entered into a seven year lease to rent space for a branch bank location in Howard, Wisconsin. The annual base rent is $24,000 and increases by 15% after five years. In addition, the company must pay an additional rental amount related to leasehold improvements equal to the cost of the improvements amortized over 120 months. The company must also pay its proportional share of costs for common areas at the mall.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 - COMMITMENTS AND CONTINGENCIES (continued)
          Rent expense for 1999 was $87,000.

          Future minimum lease payments under these agreements are as follows:


                                             2000                            $     95,000
                                             2001                                  95,000
                                             2002                                  95,000
                                             2003                                  95,000
                                             2004                                  95,000
                                      2005 and thereafter                         410,000
                                                                             ------------
                                                                             $    885,000
                                                                             ============


NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT
               COMPANY ONLY

                                  BAYLAKE CORP.
                              (Parent Company Only)
                            CONDENSED BALANCE SHEETS
                                   December 31


                                                                                      1999             1998
                                                                                  ------------     ------------
                                                                                     (Thousands of dollars)
                       ASSETS

          Cash in bank                                                            $       329      $       127
          Dividend receivable                                                             743              661
          Receivable from subsidiary                                                      382              131
          Investment in subsidiaries                                                   45,499           45,019
                                                                                  -----------      -----------
                    Total assets                                                  $    46,953      $    45,938
                                                                                  ===========      ===========
                       LIABILITIES AND STOCKHOLDER
                         EQUITY
          Liabilities
             Dividends payable                                                    $       743      $       661
             Accrued expense                                                                                 5
                                                                                  ------------     ------------
                    Total liabilities                                                     743              666
          Stockholder equity                                                           46,210           45,272
                                                                                  ------------     ------------
                    Total liabilities and stockholder equity                      $    46,953      $    45,938
                                                                                  ============     ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT
             COMPANY ONLY (continued)

                                  BAYLAKE CORP.
                              (Parent Company Only)
                         CONDENSED STATEMENTS OF INCOME
                         For the Years Ended December 31


                                                                        1999            1998            1997
                                                                    -----------    -------------    -----------
                                                                              (Thousands of dollars)
          Income
            Dividends from subsidiaries                             $    2,076     $     10,139     $    3,191
            Interest income                                                 11                6              9
                                                                    ----------     ------------     ----------
                    Total income                                         2,087           10,145          3,200
                                                                    ----------     ------------     ----------
          Expenses
              Other                                                         54               64             45
              Income taxes (benefit)                                       (10)             (15)           (12)
                                                                    ----------     ------------     ----------
                    Total expenses                                          44               49             33
                                                                    ----------     ------------     ----------
                    Income before equity in
                       undistributed net income
                       of subsidiaries                                   2,043           10,096          3,167
          Equity in undistributed net income
              of subsidiaries                                            4,880           (4,079)         2,103
                                                                    ----------     ------------     ----------
                    NET INCOME                                      $    6,923     $      6,017     $    5,270
                                                                    ==========     ============     ==========

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 20 - CONDENSED FINANCIAL INFORMATION - PARENT
               COMPANY ONLY (continued)

                                  BAYLAKE CORP.
                              (Parent Company Only)
                        CONDENSED STATEMENT OF CASH FLOWS
                         For the Years Ended December 31


                                                                           1999           1998           1997
                                                                        ----------    -----------     ----------
                                                                                (Thousands of dollars)
          CASH FLOWS FROM OPERATING ACTIVITIES:
             Cash paid to suppliers                                     $     (59)    $      (59)     $     (48)
             Interest received                                                 11              6              9
             Dividends received                                             1,994         10,289          2,970
             Income taxes (paid) received                                    (241)            10             36
                                                                        ---------     ----------      ---------
                   Net cash provided by operating activities                1,705         10,246          2,967
                                                                        ---------     ----------      ---------
          CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of subsidiary                                                       (7,000)
                                                                        ---------     ----------      ---------
                   Net cash used in investing activities                                  (7,000)
                                                                        ---------     ----------      ---------
          CASH FLOWS FROM FINANCING ACTIVITIES:
             Dividends paid                                                (2,660)        (3,089)        (2,970)
             Issuance of stock                                                               143
             Repurchase of stock                                            1,157           (211)          (365)
                                                                        ---------     ----------      ---------
                   Net cash provided by financing activities               (1,503)        (3,157)        (3,335)
                                                                        ---------     ----------      ---------
                   Net increase (decrease) in cash                            202             89           (368)
          Cash and due from banks, beginning                                  127             38            406
                                                                        ---------     ----------      ---------
          Cash and due from banks, ending                               $     329     $      127      $      38
                                                                        =========     ==========      =========
          Reconciliation of net income to net cash provided
            by operating activities:
                Net income                                              $   6,923     $    6,017      $   5,270
                Adjustments to reconcile net income to net
                   cash provided by operating activities:
                      Undistributed earnings of subsidiary                 (4,880)         4,081         (2,103)
                      Change in receivable from subsidiary                   (251)            (7)            24
                      Change in dividends receivable                          (82)           150           (221)
                      Change in accrued expenses                               (5)             5             (3)
                                                                        ---------     ----------      ---------
                   Net cash provided by operating activities            $   1,705     $   10,246      $   2,967
                                                                        =========     ==========      =========
          SUPPLEMENTAL SCHEDULE OF NONCASH
                FINANCING ACTIVITIES:
                   Dividends reinvested in common stock                 $     736     $      518      $      391

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 21 - BUSINESS SEGMENTS

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


                                                                               1999
                                                 ------------------------------------------------------------------
                                                                                    Intercompany
                                                   Banking        Non-Banking          Amounts            Totals
                                                 ------------    ---------------   ----------------   -------------
                                                                      (Amounts in thousands)
             Interest revenue                    $    46,467        $    19            $  (19)        $     46,467
             Interest expense                         23,299                              (19)              23,280
             Provision for loan losses                   850                                                   850
             Noninterest revenue                       4,431            125                                  4,556
             Noninterest expenses                     17,248            122                                 17,370
             Income taxes                              2,590             10                                  2,600
             Net income                                6,911             12                                  6,923
             Total assets                            646,301            506              (497)             646,310


                                                                               1998
                                                 ------------------------------------------------------------------
                                                                                     Intercompany
                                                   Banking        Non-Banking          Amounts            Total
                                                 ------------    ---------------    ---------------   -------------
                                                                      (Amounts in thousands)
             Interest revenue                    $    38,061        $    20            $  (20)        $     38,061
             Interest expense                         19,168                              (20)              19,148
             Provision for loans losses                1,135                                                 1,135
             Noninterest revenue                       4,249            128                                  4,377
             Noninterest expense                      13,780            111                                 13,891
             Income taxes                              2,231             16                                  2,247
             Net income                                5,996             21                                  6,017
             Total assets                            607,410            502              (474)             607,438

                                    PART III

The following items are incorporated by reference to the Registrant's Proxy Statement to be filed pursuant to Regulation 14A for its 2000 Annual Meeting of Shareholders (the "2000" Proxy Statement").


Item 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information in response to this item is incorporated herein by reference to "Baylake Corp. - Management" and "Election of Directors" and "Compliance with
Section 16(a) of the Exchange Act" under "Matters to be Considered at the Baylake Annual Meeting" in the 2000 Proxy Statement.


Item 12. EXECUTIVE COMPENSATION

Information in response to this item is incorporated herein by reference to "Director Fees and Benefits", "Executive Compensation", "Board of
Directors/Compensation Committee Report on Management Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" under "Matters to be Considered at the Baylake Annual Meeting" in the 2000 Proxy Statement.


Item 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information in response to this item is incorporated herein by reference to "Matters to be Considered at the Baylake Annual Meeting - Ownership of Baylake Common" in the 2000 Proxy Statement.


Item 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this item is incorporated herein by reference to "Matters to be Considered at Baylake Annual Meeting - Election of certain directors whose terms will expire."

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)  See "Table of Contents" immediately following Item 9.
  (b)  See the following "Exhibit Index".
   Reports on Form 8-K filed for three months ended December 31, 1999.

     Form 8-K filed October 15, 1998 and Form 8-K/A filed December 14, 1998 regarding the acquisition of Baylake Bank N.A. f/k/a Evergreen Bank, N.A.


                                  BAYLAKE CORP.
                               (the "Registrant")

                                  EXHIBIT INDEX
                                       TO
                         1999 ANNUAL REPORT ON FORM 10-K



   Exhibit                                                                          Incorporated Herein                   Filed
   Number                            Description                                        By Reference                     Herewith
   ------                            -----------                                        ------------                     --------
 2.1            Agreement and Plan of Acquisition dated March 13,
                1996 between the Registrant and Four Seasons of Wis
                Corp.

 2.2            Agreement and Plan of Reorganization dated as of       Exhibit 2.1 to Registrant's Annual Report on
                February 18, 1994 among the Registrant, Kewaunee       Form 10-K for the year ended December 31,
                Acquisition Corp. ("KAC") and Kewaunee County          1993  ("1993 10-K")
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

10.6            Registrant's Stock Purchase Plan filed on December
                17, 1998

 21             List of Subsidiaries                                                                                      X

 23             Consent of Smith & Gesteland                                                                              X

 24             Power of Attorney (contained on the Signature Page)                                                       X


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