Form 10-Q
period 2000-03-31
BAYLAKE CORP
filed 2000-05-12
CIK 275119

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED          MARCH 31, 2000
                               ---------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  ------------------

Commission file number          0-8679
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

                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 10, 2000.

                             $5.00 Par Value Common
                                7,444,274 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX





PART I - FINANCIAL INFORMATION                      PAGE NUMBER


Item 1.

Consolidated Condensed Balance Sheet                     3
  as of March 31, 2000 and December 31, 1999

Consolidated Condensed Statement of Income               4
  Three months ended March 31, 2000 and
  1999

Consolidated Statement of Comprehensive Income           5
  Three months ended March 31, 2000 and 1999


Consolidated Statement of Cash Flows                   6 - 7
  Three months ended March 31, 2000 and 1999


Notes to Consolidated Condensed Financial Statements   8 - 9

Item 2.

Managements Discussion and Analysis of Financial      10 - 21
  Condition and Results of Operations



PART II.  OTHER INFORMATION                           21 - 22

Signatures                                               23


                         PART 1 - FINANCIAL INFORMATION
                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                            (In thousands of dollars)


                                                                                   MARCH 31         DECEMBER 31
                                 ASSETS                                              2000               1999
                                 ------                                            --------         -----------


Cash and due from Banks                                                            $ 13 581            $ 19 475

Investment securities available for
  sale (at market)                                                                  128 417             125 700

Investment securities held to maturity
  (market value $18,122 and $19,259)                                                 18 287              19 380

Federal funds sold                                                                      -                   -
Loans held for sale                                                                     -                   748


Loans                                                                               472 177             447 019

  Less:  Allowance for loan losses                                                    7 893               7 611
                                                                                   --------            --------
Loans, net of allowance for loan losses                                             464 284             439 408

Bank premises and equipment                                                          19 085              18 463

Federal Home Loan Bank Stock (at cost)                                                4 000               4 000

Accrued interest receivable                                                           4 779               4 146

Income taxes receivable                                                                 807               1 161

Deferred income taxes                                                                 2 941               2 912

Goodwill                                                                              5 819               5 941

Other assets                                                                          5 541               4 976
                                                                                   --------            --------
     TOTAL ASSETS                                                                  $667 541            $646 310
                                                                                   ========            ========


                              LIABILITIES
                              -----------

Domestic Deposits
  Non-interest bearing deposits                                                    $ 55 173            $ 59 153
  Interest bearing deposits
    Now                                                                              43 353              49 061
    Savings                                                                         152 049             150 468
    Time, $100,000 and over                                                          72 114              55 535
    Other time                                                                      187 326             189 857
                                                                                   --------            --------

  Total interest bearing                                                           $454 842            $444 921
                                                                                   --------            --------

  Total deposits                                                                   $510 015            $504 074


Short term borrowings
  Federal funds purchased, repurchase agreements
  and Federal Home Bank Loans                                                       101 911              89 231

Long term debt                                                                        2 211                 264

Accrued expenses and other liabilities                                                6 442               5 788

Dividends payable                                                                       ---                 743

Minority interest payable                                                               ---                   0

                                                                                  ---------            --------
     TOTAL LIABILITIES                                                            $ 620 579            $600 100
                                                                                  ---------            --------


                           STOCKHOLDERS EQUITY
                           -------------------

Common stock $5.00 par value - authorized
  10,000,000 shares; issued 7,467,433 shares
  in 2000 and 7,460,333 in 1999; outstanding
  7,444,274 in 2000; 7,437,174 in 1999
                                                                                    $37 337            $ 37 302

Additional paid-in capital                                                            7 126               7 120

Retained earnings                                                                     5 868               5 012

Treasury Stock                                                                        (625)               (625)

Net unrealized gain on securities available
  For sale, net of tax $544 in 2000 and $515 in 1999                                (2 744)             (2 599)
                                                                                  ---------            --------


TOTAL STOCKHOLDERS EQUITY                                                            46 962              46 210
                                                                                  ---------            --------

  TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                        $667 541            $646 310
                                                                                   ========            ========


See accompanying notes to unaudited consolidated financial statements

                         BAYLAKE CORP. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
               (IN THOUSANDS OF DOLLARS EXCEPT AMOUNTS PER SHARE)


                                                                             THREE MONTHS ENDED

                                                                                  MARCH 31

                                                                            2000            1999
                                                                          ---------      ---------

Interest Income

  Interest and fees on loans                                                $10 278         $8 981

  Interest on investment securities
    Taxable                                                                   1 648          1 366
    Exempt from federal income tax                                              641            600
  Other interest income                                                                        239
                                                                          ---------      ---------
    Total Interest Income                                                    12 567         11 186

Interest Expense

  Interest on deposits                                                        5 399          4 929
  Interest on short-term borrowings                                           1 374            818
  Interest on long-term debt                                                      6              5
                                                                          ---------      ---------

    Total Interest Expense                                                    6 779          5 752
                                                                          ---------      ---------

Net Interest Income                                                           5 788          5 434

Provision for loan losses                                                        60            163
                                                                          ---------      ---------

  Net interest income after
  provision for loan losses                                                   5 728          5 271
                                                                          ---------      ---------

Other Income

  Fees from fiduciary activities                                                137            130
  Fees from loan servicing                                                      161            225
  Fees for other services to customers                                          547            490
  Gains from sales of loans                                                      24             89
  Securities gains, net                                                          -              -
  Other income                                                                  115            119
                                                                          ---------      ---------


    Total Other Income                                                          984          1 053
                                                                          ---------      ---------


Other Expenses

  Salaries and employee benefits                                              2 594          2 415
  Occupancy expense                                                             341            308
  Equipment expense                                                             348            333
  Data processing and courier                                                   223            190
  Operation of other real estate                                                 33             10
  Other operating expense                                                       899            980
                                                                          ---------      ---------
    Total Other Expenses                                                      4 438          4 236
                                                                          ---------      ---------

Income before income taxes                                                    2 274          2 088

Income tax expense                                                              673            627
                                                                          ---------      ---------

NET INCOME                                                                   $1 601         $1 461
                                                                          =========        =======


Net Income per share (1)                                                     $0.22          $0.20

Cash dividends per share                                                     $0.10          $0.09


(1) Based on 7,440,545 average shares outstanding in 2000 and 7,363,262 in 1999.

See accompanying notes to unaudited consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (IN THOUSANDS OF DOLLARS)




                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31


                                                                          2000              1999
                                                                       ---------          ---------
Net Income

Other comprehensive income,                                              $1 601             $1 461
    net of tax:

Unrealized gains on securities:
    unrealized holding  gains (losses)
    arising during period                                                  (145)              (545)
                                                                       --------           --------


Comprehensive Income                                                     $1 456           $   9 16
                                                                       ========           ========


                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)





                                                                                             THREE  MONTHS ENDED  MARCH  31
                                                                                          ----------------------------------

                                                                                            2000                     1999
                                                                                          --------                 ---------
                                                                                                 (thousands of dollars)
Cash flows from operating activities:

  Interest received from:
    Loans                                                                                   $9 639                  $8 673
    Investments                                                                              2 208                   2 058
  Fees and service charges                                                                     899                   1 001
  Interest paid to depositors                                                               (4 743)                 (4 715)
  Interest paid to others                                                                   (1 363)                   (807)
  Cash paid to suppliers and employees                                                      (4 376)                   (760)
  Income taxes paid                                                                           (106)                 (1 174)
                                                                                          --------                 -------
    Net cash provided by operating activities                                                2 158                   4 276


Cash flows from investing activities:

  Principal payments received on investments                                                 2 626                  32 763
  Purchase of investments                                                                   (4 418)                (23 618)
  Proceeds from sale of other real estate owned                                                102                     622
  Loans made to customers in excess of principal collected                                 (24 526)                 (2 745)
  Capital expenditures                                                                        (958)                   (915)
                                                                                          --------                 -------
    Net cash provided by (used in) investing activities                                    (27 174)                  6 107

Cash flows from financing activities:

  Net in demand deposits, NOW accounts                                                      (8 098)                (20 135)
       and savings accounts
  Net increase in advances from borrowers                                                   14 627                   3 603
  Net increase in time deposits                                                             14 039                   2 877
  Proceeds from issuance of common stock                                                        41                     514
  Dividends paid                                                                            (1 487)                 (1 326)
                                                                                          --------                 -------

    Net cash provided by (used in) financing activities                                     19 122                 (14 467)
                                                                                          --------                 -------


Net decrease in cash and cash equivalents                                                   (5 894)                 (4 084)

Cash and cash equivalents, beginning                                                        19 475                  17 560
                                                                                          ========                 =======
Cash and cash equivalents, ending                                                         $ 13 581                 $13 476




                                                                                              2000                  1999
                                                                                             ------                ------
                                                                                                 (thousands of dollars)

Reconciliation of net income to net cash provided by operating activities:

Net Income                                                                                   $1 601                 $1 461

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation                                                                                    336                    298
Provision for loan losses and real estate owned                                                  60                    163
Amortization of premium on investments                                                           35                     50
Accretion of discount on investments                                                            (42)                   (40)
Cash surrender value increase                                                                   (13)                   (13)
Gain from disposal of other real estate                                                         (15)                   (26)
Gain on sale of loans                                                                           (24)                   (89)
Proceeds from sale of loans held for sale                                                     3 207                  5 980
Originations of loans held for sale                                                          (3 183)                (5 980)
Equity in income of service center                                                              (53)                   (10)
Amortization of goodwill                                                                        123                    154
Amortization of mortgage servicing rights                                                        22                     15
Mortgage servicing rights booked                                                                (34)                   (70)
Deferred compensation                                                                            62                     42

Changes in assets and liabilities:

  Interest receivable                                                                          (633)                  (387)
  Prepaids and other assets                                                                    (172)                   728
  Unearned income                                                                               (64)                   (36)
  Interest payable                                                                              672                    229
  Taxes payable                                                                                 567                   (755)
  Deferred taxes                                                                                  0                    209
  Other liabilities                                                                            (294)                 2 263
                                                                                            --------               --------

Total adjustments                                                                               557                  2 815
                                                                                            --------               --------



Net cash provided by operating activities                                                    $2 158                $ 4 276
                                                                                            ========               ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000





1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1999 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of March 31, 2000 and December 31, 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results to be expected for the entire year.



2. The book value of investment securities, by type, held by the Company are as follows:


                                                                                 March  31            December 31
                                                                                    2000                 1999
                                                                                ----------            -----------
                                                                                     (thousands of dollars)

              Investment securities held to maturity:

              Obligations of states and political
              subdivisions                                                       $ 18 287              $ 19 380


                                                                                ---------              --------

              Investment securities held to maturity                             $ 18 287              $ 19 380


              Investment securities available for sale:

              U.S. Treasury  and other U.S. government
                agencies
              Obligations of states and political                                $ 25 699              $ 22 819
                subdivisions                                                       31 951                31 797
              Mortgage-backed securities
              Other                                                                68 386                69 410
                                                                                    2 381                 1 674
                                                                                ---------              --------
              Investment securities available for sale                           $128 417              $125 700
                                                                                =========              ========




3.            At March 31, 2000 and December 31, 1999, loans were as follows:



                                                                                 March 31             December 31
                                                                                    2000                 1999
                                                                                -----------           -----------
                                                                                       (thousands of dollars)

              Commercial, industrial and agricultural                           $ 284 797             $ 267 460
              Real estate - construction                                           27 001                26 535
              Real estate - mortgage                                              144 351               138 029
              Installment                                                          16 416                15 446
              Less:   Deferred loan origination fees, net of
              costs                                                                ( 388)                 (451)
                                                                                ---------             ---------
                                                                                  472 177               447 019

              Less allowance for loan losses                                      (7 893)              ( 7 611)
                                                                                ---------             ---------

                Net loans                                                       $ 464 284             $ 439 408


4. As of December 31, 1997, the Company adopted STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS No. 128 (SFAS 128) "Earnings per Share". The statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. All reported prior period earnings per share information has been restated with SFAS No. 128.

5. As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and the display of comprehensive income in a full set of general-purpose financial statements.


6. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement requires certain related disclosures about products and services, geographic areas, and major customers. The segment and other information disclosures were required for the year ended December 31, 1998.

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

As part of the acquisition, the Company was required to contribute $7 million of capital to the bank. No payments to the seller of Evergreen have been made, but are contingently payable based on a formula set forth in the stock purchase agreement, not to exceed $2 million. The contingent payments are not accrued at March 31, 2000, since that amount, if any, is not estimable.

The acquisition was accounted for using the purchase method of accounting, therefore it would affect future operations. At the time of acquisition, BLBNA had total assets of $101.8 million, deposits of $93.2 million and loans of $83.7 million. On March 15, 1999, BLBNA merged with Baylake Bank ("Bank").

All per share information has been restated to reflect the 3-for-2 stock dividend paid on May 15, 1998 and the 2-for-1 stock dividend paid on November 15, 1999.

Results of Operations

For the three months ended March 31, 2000, net income increased $140,000, or 9.6%, to $1.60 million from $1.46 million for the first quarter of 1999. Basic operating earnings per share increased to $.22 per share in the first quarter of 2000 compared with $.20 in 1999, an increase of 10.0%. On diluted operating earnings per share, the Company recorded $.20 in 2000, compared to $.19 per share in 1999.

The annualized return on average assets and return on average equity for the three months ended March 31, 2000 were .98% and 13.80%, respectively compared to
 .97% and 12.62%, respectively for the same period a year ago.

The change in net income for the period is primarily due to improved net interest income offset by a decrease in other income and increased other expenses.

Cash dividends declared in 2000 increased 11.1% to $.10 per share compared with $.09 in 1999.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 86.1% of 2000 total operating income, as compared to 84.5% in 1999. Net interest income represents the difference between interest earned on loans, investments and other earning assets offset by the interest expense attributable to the deposits and the borrowings that fund them. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income for the three months ended March 31, 2000 increased $375,000, or 6.5%, to $6.1 million from $5.7 million for the same period a year ago. Total interest income for the first quarter of 2000 increased $1.4 million, or 12.2%, to $12.9 million from $11.5 million for the first quarter of 1999, while interest expense increased $1.0 million, or 17.9%, to $6.8 million from $5.8 million in the first quarter of 1999. The improvement in net interest income occurred as a result of growth in the average volume of earning assets and non-interest bearing deposits and an increase in the yield on earning assets offset by an increase in interest paying liabilities and an increase in the cost of average interest paying liabilities.

For the three months ended March 31, 2000, average earning assets increased $46.1 million, or 8.3%, when compared to the same period last year. The Company recorded an increase in average loans of $49.5 million, or 12.1%, for the first quarter of 2000 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased 13 basis points to 3.64% from 3.77% in 1999, as the average yield on earning assets increased 23 basis points while the average rate paid on interest-bearing liabilities increased 36 basis points over the same period.

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended March 31, 2000 decreased from 4.19% to 4.09% compared to a year ago. The average yield on interest earning assets amounted to 8.62% for the first quarter of 2000, representing an increase of 23 basis points from the same period last year. Total loan yields decreased 3 basis points to 9.16%, while total investment yields increased 59 basis points to 7.00%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 20 basis points to 4.77% for the first quarter of 2000, while short-term borrowing costs increased 113 basis points to 6.04% comparing the two periods. The above factors contributed to a decrease in the Company's overall interest margin for the three months ended March 31, 2000. Other factors contributing to the decrease was the Company's efforts intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) by acquiring additional funding, primarily from the Federal Home Loan Bank of Chicago resulting in higher costs from wholesale funding offset by decreased volume of non-accrual loans.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.0% for the first three months of 2000 compared with 91.7% for the same period in 1999. The ratio increased slightly in 2000, primarily as a result of a reduction in non-accrual loans.


Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2000 decreased $103,000, or 63.2%, to $60,000 compared with $163,000 for the first quarter of 1999. Management believes that the current allowance is adequate in view of the present condition of the Company's loan portfolio.

Non-Interest Income

Total non-interest income decreased $69,000, or 6.6%, to $984,000 for the first quarter of 2000, from $1.1 million for the first quarter a year ago. This increase has occurred as a result of increased trust income and fees on other customer services offset by decreased gains from sales of loans and decreased fees from loan servicing.

Trust fees increased $7,000 or 5.4% in 2000 compared to 1999, primarily as a result of an increase in trust and estate business.

Loan servicing fees decreased $64,000 or 28.4% to $161,000 in 2000. The decrease in 2000 occurred as a result of decreased mortgage servicing rights income.

Gains on sales on loans in the secondary market decreased $65,000 to $24,000 in 2000 primarily as a result of decreased gains from sales of mortgage and commercial loans due to a reduction of sales in the secondary market. Sales of total loans for the three months decreased to $3.2 million, compared to $6.0 million a year ago.

Service charges on deposit accounts showed an increase of $41,000 or 13.6% over 1999 results accounting for the improvement in fee income generated for other services to customers.


Non-Interest Expense

Non-interest expense increased $202,000, or 4.8%, for the three months ended March 31, 2000 compared to the same period in 1999. Salaries and employee benefits showed an increase of $179,000, or 7.4%, for the period as a result of additional staffing acquired as a result of additional facilities and salary and related benefit increases. Full time equivalent staff increased to 258 from 234 a year earlier. Slight increases in occupancy and equipment expenses occurred as a result of expansion efforts in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Other operating expenses increased $81,000 or 8.3%. Included in 2000 expenses were amortization of goodwill related to the Four Seasons acquisition of $82,000 (the same as in 1999) and amortization of $40,000 (compared to $72,000 in 1999) related to the BLBNA acquisition.

Legal expense and loan collection expense decreased $53,000 for the three months ended March 31, 2000, primarily the result of reduced legal issues revolving around loan collection efforts of the BLBNA loan portfolio.

Other items comprising other operating expense shows an increase of $4,000 or
 .6% in 2000 compared to 1999. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 2.12% for the three months ended March 31, 2000 compared to 2.16% for the same period in 1999.

The Company continues its commitment to deliver quality service and products for its customer base.

Income Taxes

Income tax expense for the Company for the three months ended March 31, 2000 was $673,000, an increase of $46,000 or 7.3% compared to the same period in 1999. The increase in income tax provision for the period was due to increased taxable income.

Balance Sheet Analysis

Loans

At March 31, 2000, total loans increased $25.2 million, or 5.6% to $472.2 million from $447.0 million at December 31, 1999. The change in loan mix in the Company's loan portfolio resulted from an increase in commercial loans to $284.8 million at March 31, 2000 compared to $267.5 million at December 31, 1999. In addition, real estate construction loans increased to $27.0 million at March 31, 2000 compared to $26.5 million at December 31, 1999. Real estate mortgage loans increased to $144.4 million at March 31, 2000 compared with $138.0 million at December 31, 1999.

Allowance for Possible Loan Losses

At March 31,2000, the allowance for possible loan losses ("APLL") of $7.9 million represented 1.67% of total loans, down from 1.7% at December 31, 1999. APLL of $6.5 million was acquired as a result of the BLBNA acquisition. Loans increased 5.6% from December 31, 1999 to March 31, 2000, while the allowance declined as a result of reduced loan loss provision for the quarter based on an analysis of the loan portfolio risk at March 31. Provision expense was $60,000 for the three months ended March 31, 2000. Net recoveries over chargeoffs of $222,000 occurred in the first quarter of 2000, the result of $231,000 recovery from BLBNA loans. As loans have grown in the Bank's portfolio, management did not believe there existed any trends indicating any undue portfolio risk. There does exist potential asset quality problems in the loan portfolio acquired in the BLBNA purchase although management believes sufficient reserves have been provided in the APLL acquired in the BLBNA purchase to absorb potential losses in the loan portfolio. In the eighteen months since the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate potential problem loans stemming from the BLBNA acquisition. As an integral part of their examination process on BLBNA since the acquisition, various regulatory agencies have also done a review on these loans. Although no assurance can be given, management feels that the majority of these loans have been identified. Ongoing efforts are being made to collect these loans and involve the legal process where necessary to minimize risk of further deterioration of these loans for full collectibility.


Commercial, agricultural and other loan net charge-offs represented 110.8% of the total net recoveries for the three months of 2000. In the commercial loan sector, one loan totaling $225,000 accounted for the net recoveries. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

Management regularly reviews the adequacy of the allowance for possible loan losses to ensure that the allowance is sufficient to absorb potential losses arising from the credit granting process. Factors considered include the levels of non-performing loans, other real estate, trends in past due loans, loan portfolio growth, changes in loan portfolio composition, historical net charge-offs, present and prospective financial condition of borrowers, general and local economic conditions, specific industry conditions, and other regulatory or legal issues that could affect the Registrant's loss potential.

Management believes that the balance of the allowance for possible loan losses as of March 31, 2000 is sufficient to absorb potential loan losses.





Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management remains committed to a philosophy that encourages early identification of non-accrual and problem loans. The philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Non-performing assets at March 31, 2000 were $12.7 million compared to $12.6 million at December 31, 1999. Other real estate owned totals $385,000 and consisted of four residential and one commercial property. Non-accrual loans represent $8.0 million of the total of non-performing assets, of which $5.7 million was acquired with the BLBNA acquisition. Real estate non-accrual loans account for $6.8 million of the total (of which $2.6 million was residential real estate and $4.2 million was commercial real estate), while commercial and industrial non-accruals account for $1.0 million. Management believes collateral is sufficient in the event of default. $4.3 million of troubled debt restructured loans existed at March 31, 2000 compared with $4.5 million at December 31, 1999. Approximately $3.0 million of this total consists of three commercial real estate credits granted various concessions and had experienced past cashflow problems. These credits were current at March 31, 2000. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non performing loans to total loans at March 31, 2000 was 2.6% compared to 2.8% at 1999 year end. The Company's APLL was 64.2% of total non-performing loans at March 31, 2000 compared to 60.7% at end of year 1999.


Investment Portfolio

At March 31, 2000, the investment portfolio increased $1.6 million, or 1.1% to $146.7 million from $145.1 million at December 31, 1999. At March 31, 2000, the investment portfolio represented 22.0% of total assets compared with 22.4% at December 31, 1999. The increase in total investments occurred as a result of an increase in federal funds purchased accompanied by an increase in the loan portfolio.


Deposits

Total deposits at March 31, 2000 increased $5.9 million, or 1.2%, to $510.0 million from $504.1 million at December 31, 1999. Non-interest bearing deposits at March 31, 2000 decreased $4.0 million, or 6.7%, to $55.2 million from $59.2 million at December 31, 1999. Interest-bearing deposits at March 31, 2000 increased $9.9 million, or 2.2%, to $454.8 million from $444.9 million at December 31, 1999. Interest-bearing transaction accounts (NOW deposits) decreased $5.7 million, primarily public fund deposits. Savings deposits increased $1.6 million, or 1.1%, to $152.0 million at March 31, 2000. Time deposits increased $14.0 million (includes increase of $16.6 million in time deposits over $100,000), or 5.7%, to $259.4 million at March 31, 2000. Overall deposits for the first six months tend to slightly decline as a result of the seasonality of the customer base as they drawdown deposits during the early first half of the year in anticipation of the summer tourist season.

Emphasis will be placed on generating additional core deposits in 2000 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service.

Short Term Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and borrowings from the Federal Home Loan Bank. Total short-term borrowings at March 31, 2000 increased $12.7 million to $101.9 million from $89.2 million at December 31, 1999. The increase in short-term borrowings resulted from increased loan demand.


Long Term Debt

Long-term debt consists of two separate borrowings. Long-term debt of $2 million borrowed to the parent company consists of a note requiring quarterly payments of $100,000 and calculated at prime less 1%. In addition, long-term debt of $211,000 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used for the purchase of one of the properties in the Green Bay region for branch location.


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

As shown in the Company's Consolidated Statements of Cashflows for the three months ended March 31, 2000, cash and cash equivalents increased $5.9 million during the period to $13.6 million at March 31, 2000. The increase primarily reflected $2.2 million in net cash provided by operating activities and $19.1 million by financing activities offset by $27.2 million used in financing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net increase in investment activities and loans plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from an increase in time deposits and borrowed funds offset by payment of dividends and a decrease in short term deposits. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the Federal Home Loan Bank so as to reduce reliance on short-term funding needs.

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

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Registrant is liability sensitive,


                                    ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                                    AS OF MARCH 31, 2000



                                                Within       Four to        Seven to     One Year to      Over
                                                Three          Six           Twelve          Five         Five
                                                Months       Months          Months         Years         Years        Total
                                                ------       ------          ------         -----         -----        -----
(In Thousands)


Earning Assets:

  Investment Securities                           $5 587       $    318         $ 8 093      $ 79 797      $56 909      $150 704

  Federal funds sold                                   0              0               0             0            0             0

  Loans and Leases:

     Variable Rate                               130 499         15 994               0        27 021           77       173 591

     Fixed Rate                                   40 089         32 323          32 500       185 158          528       290 598
                                                --------       --------         -------      --------      -------      --------
Total Loans and Leases                          $170 588       $ 48 317         $32 500      $212 179      $   605      $464 189
                                                --------       --------         -------      --------      -------      --------

Total Earning Assets                            $176 175       $ 48 635         $40 593      $291 976      $57 514      $614 893
                                                ========       ========         =======      ========      =======      ========


Interest Bearing Liabilities:

  NOW Accounts                                  $ 10 838       $      0             $ 0       $32 515      $     0      $ 43 353

  Saving Deposits                                105 022              0               0        47 027            0       152 049

  Time Deposits                                   96 913         47 192          72 376        42 959            0       259 440

  Borrowed Funds                                 103 911             0               52           159            0       104 122
                                                --------       --------         -------      --------      -------      --------


Total Interest Bearing Liabilities              $316 684       $ 47 192         $72 428      $122 660      $     0      $558 964
                                                ========       ========         =======      ========      =======      ========





Interest Sensitivity GAP                      $(140 509)       $  1 443      $ (31 835)      $169 316      $57 514      $ 55 929
  (within periods)


Cumulative Interest Sensitivity               $(140 509)     $(139 066)      $(170 901)      $(1 585)      $55 929
  GAP

Ratio of Cumulative Interest                     -22.85%        -22.62%         -27.79%         -.26%        9.10%
  Sensitivity GAP to Rate
  Sensitive Assets


Ratio of Rate Sensitive Assets to                 55.63%        103.06%          56.05%       238.04%          ---
  Rate Sensitive Liabilities



Cumulative Ratio of Rate Sensitive                55.63%         61.78%          60.83%        99.72%      110.01%
  Assets to Rate Sensitive
  Liabilities


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


For the time frame within three months as of March 31, 2000, rate sensitive liabilities exceeded rate sensitive assets by $140.5 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 55.6%. For the next time frame of four to six months, rate sensitive assets exceeded rate sensitive liabilities by $1.4 million, or a ratio of rate sensitive assets to rate sensitive liabilities of 103.1%. For all assets and liabilities priced within a one year time frame, the cumulative ratio of rate sensitive assets to rate sensitive liabilities was 60.8%, which is outside the range of plus or minus 15% deemed acceptable by management. When the Company requires funds beyond its ability to generate them internally, it can borrow from a number of sources, including the Federal Home Loan Bank of Chicago and other correspondent banks.

Management continually reviews its interest risk position through the committee processes. Managements' philosophy is to maintain relatively matched rate sensitive asset and liability position within the range described above, in order to provide earnings stability in the event of significant interest rate changes.




Capital Resources

Stockholders' equity at March 31, 2000 increased $752,000 or 1.6% to $47.0 million, compared with $46.2 million at end of year 1999. This increase includes a negative change of $145,000 to capital in 2000 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this net change, stockholders' equity would have increased $897,000 or 1.9% for 2000 over 1999.


At March 31, 2000, the Company's risk-based Tier 1 Capital Ratio was 8.53%, the total risk based capital ratio was 9.79% and the leverage ratio was 6.76%. The Company and Bank are adequately capitalized under all applicable regulatory capital requirements.

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



Year 2000

The Company did not encounter computer or system problems from the transition into the new year 2000 ("Y2K") or subsequent problems after December 31, 1999. Although highly unlikely, certain Y2K problems could surface later during 2000. The Company continues to monitor systems for possible future disruptions and has a business resumption plan in place to deal with such problems.



Item 7 A.  Quantitative and Qualitative Disclosure about Market Risk.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in 1999 Form 10-K.

                           Part II - Other Information

Item 8.  Other Information

Bank has begun construction of a full-service branch facility in the village of Ashwaubenon, located in Brown County, with costs of construction estimated to be $893,000. Completion of this project is expected in the early third quarter of 2000.

Bank continues its remodeling efforts on a leased downtown site in Green Bay. Costs of construction are estimated to be $382,000 with completion expected in the early third quarter of 2000.

Bank began construction of a new facility in King, located in Waupaca, to replace an existing facility. Completion is expected in the early second quarter of 2000. Costs of construction are estimated to be $590,000.

Bank began construction of a new facility in Kewaunee to replace an existing leased facility. Completion is expected in the late second quarter of 2000. Costs of construction are estimated to be $581,000.

Bank purchased land and a building in the late third quarter of 2000 in Seymour for $475,000. The Bank's intentions are to remodel that building in the middle of the year 2000 to replace a facility currently in use.

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





                                                  BAYLAKE CORP.
                                            ------------------------------
                                                  (Registrant)


Date:    May 11,  2000                            Thomas L. Herlache
     ------------------------------         ------------------------------
                                                  Thomas L. Herlache
                                                  President (CEO)

Date:    May 11,  2000                            Steven D. Jennerjohn
     ------------------------------         ------------------------------
                                                  Steven D. Jennerjohn
                                                  Treasurer  (CFO)