Form 10-Q
period 2000-06-30
BAYLAKE CORP
filed 2000-08-11
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 JUNE 30, 2000
                              --------------------------------------------------


                                       OR


            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                              --------------------    --------------------------

Commission file number                      0-8679
                      ----------------------------------------------------------

                                  BAYLAKE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                    39-1268055
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (Identification No.)
                or organization)

217 North Fourth Avenue,           Sturgeon Bay, WI              54235
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

Yes  [X]    No [ ]

                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of July 17, 2000

                             $5.00 Par Value Common
                                7,444,274 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX


PART 1 -  FINANCIAL INFORMATION                                                            PAGE NUMBER
          Item 1. Financial Statements

          Consolidated Condensed Balance Sheet as of June 30, 2000 and                          3
                December 31, 1999

          Consolidated Condensed Statement of Income for the three and six                      4
                months ended June 30, 2000 and 1999

          Consolidated Statement of Comprehensive Income for the three and six                  5
                months ended June 30, 2000 and 1999

          Consolidated Statement of Cash Flows for the six months ended                     6 - 7
                June 30, 2000 and 1999

          Notes to Consolidated Condensed Financial Statements                                  8

          Item 2. Managements Discussion and Analysis of Financial Condition and
                Results of Operations                                                      9 - 25

          Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II - OTHER INFORMATION                                                               25 - 29

          Item 1. Legal Proceedings
          Item 2. Changes in Securities and Use of Proceeds
          Item 3. Defaults Upon Senior Securities
          Item 4. Submission of Matter to a Vote of Security Holders
          Item 5. Other Information
          Item 6. Exhibits and Reports on Form 8-K

          Signatures                                                                           30

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                            (In thousands of dollars)

                                                                                    JUNE 30,       DEC. 31,
                               ASSETS                                                 2000          1999
                               ------                                                 ----          ----
Cash and due from banks                                                             $ 20,951      $ 19,475
Investment securities available for sale (at market)                                 129,256       125,700
Investment securities held to maturity (market                                        16,563        19,380
     value $16,474 and $19,259)
Federal funds sold                                                                         0             0
Loans held for sale                                                                       95           748
Loans                                                                                514,680       447,019
     Less:  Allowance for loan losses                                                  7,958         7,611
                                                                                    --------      --------
Loan, net of allowance for loan losses                                               506,722       439,408
Bank premises and equipment                                                           20,099        18,463
Federal Home Loan Bank stock  (at cost)                                                5,750         4,000
Accrued interest receivable                                                            5,462         4,146
Income taxes receivable                                                                  954         1,161
Deferred income taxes                                                                  2,890         2,912
Goodwill                                                                               5,698         5,941
Other Assets                                                                           5,468         4,976
                                                                                    --------      --------
     Total Assets                                                                   $719,908      $646,310
                                                                                    ========      ========
                              LIABILITIES
                              -----------
Domestic deposits
     Non-interest bearing                                                           $ 69,213      $ 59,153
     Interest bearing
          NOW                                                                         41,845        49,061
          Savings                                                                    165,459       150,468
          Time, $100,000 and over                                                     58,280        55,535
          Other time                                                                 183,608       189,857
                                                                                    --------      --------

              Total interest bearing                                                 449,192       444,921

              Total deposits                                                         518,405       504,074

Short-term borrowings
     Federal funds purchased, repurchase                                             142,531        89,231
     agreements and Federal Home Bank Loans
Long-term debt                                                                         5,111           264
Accrued expenses and other liabilities                                                 5,830         5,788
Dividends payable                                                                          0           743
                                                                                    --------      --------
              Total  liabilities                                                     671,877       600,100
                                                                                    --------      --------
                  STOCKHOLDERS EQUITY
                  -------------------
Common stock $5 par value-authorized 10,000,000
     shares; issued 7,467,433 shares in 2000 and
     7,460,333 in 1999; outstanding 7,444,274 in
     2000;  7,437,174 in 1999                                                         37,337        37,302
Additional paid-in capital                                                             7,126         7,120
Retained earnings                                                                      6,821         5,012
Treasury Stock                                                                          (625)         (625)
Net unrealized gain (loss) on securities available
     for sale, net of tax of $493 in 2000 and $515
     in 1999.                                                                         (2,628)       (2,599)
                                                                                    --------      --------
Total stockholder equity                                                              48,031        46,210
                                                                                    --------      --------
                  Total liabilities and stockholder equity                         $ 719,908     $ 646,310
                                                                                   =========     =========


                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In thousands of dollars, except per share amounts)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE  30,                      JUNE 30,

                                                           2000            1999          2000          1999
                                                           ----            ----          ----          ----
Interest income
    Interest and fees on loans                           $11,409         $ 9,127        $21,687      $18,108
    Interest on investment securities
        Taxable                                            1,693           1,528          3,341        2,894
        Exempt from federal income taxes                     627             638          1,268        1,238
Other interest income                                          0               0              0          239
                                                         -------         -------        -------      -------
            Total interest income                         13,729          11,293         26,296       22,479

Interest expense
    Interest on deposits                                   5,600           4,747         10,999        9,676
    Interest on short-term borrowings                      2,079             848          3,453        1,666
    Interest on long-term debt                                47               6             53           11
                                                         -------         -------        -------      -------
            Total interest expense                         7,726           5,601         14,505       11,353
                                                         -------         -------        -------      -------

    Net interest income                                    6,003           5,692         11,791       11,126
    Provision for loan losses                                150             182            210          345
                                                         -------         -------        -------      -------
    Net interest income after provision for
    loan losses                                            5,853           5,510         11,581       10,781
                                                         -------         -------        -------      -------
Other income
   Fees from fiduciary activities                            130             153            267          283
   Fees from loan servicing                                  217             221            378          446
   Fees for other services to customers                      664             588          1,211        1,078
   Gains from sales of loans                                  55             115             79          204
   Securities gains, net                                       -               -              -            -
   Other income                                               84              92            199          211
                                                         -------         -------        -------      -------

             Total other income                            1,150           1,169          2,134        2,222
                                                         -------         -------        -------      -------
Other expenses
    Salaries and employee benefits                         2,596           2,335          5,190        4,750
    Occupancy expense                                        394             311            735          619
    Equipment expense                                        366             305            714          638
    Data processing and courier                              232             223            455          413
    Operation of other real estate                           (90)            (51)           (57)         (41)
    Other operating expenses                               1,053           1,085          1,952        2,065
                                                         -------         -------        -------      -------

             Total other expenses                          4,551           4,208          8,989        8,444
                                                         -------         -------        -------      -------

             Income before income taxes                    2,452           2,471          4,726        4,559

Income tax expense                                           755             759          1,428        1,386
                                                         -------         -------        -------      -------

Net Income                                               $ 1,697         $ 1,712        $ 3,298      $ 3,173
                                                         =======         =======        =======      =======
Net income per share (1)                                 $  0.22         $  0.23        $  0.44      $  0.43

Cash dividends per share                                 $  0.10         $  0.09        $  0.20      $  0.18


(1) Based on 7,442,410 average shares outstanding in 2000 and 7,384,148 in 1999.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (In thousands of dollars)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                          2000           1999          2000         1999
                                                          ----           ----          ----         ----
Net Income                                               $ 1,697       $ 1,712       $ 3,298       $ 3,173
                                                         -------       -------       -------       -------
Other comprehensive income, net of tax:

Unrealized gains on securities:
     Unrealized holding gains (losses) arising during
     Period                                                  116        (1,635)          (29)       (2,180)
                                                         -------       -------       -------       -------
Comprehensive income                                     $ 1,813       $    77       $ 3,269       $   993
                                                         =======       =======       =======       =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                                 (thousands of dollars)
Cash flows from operating activities:
    Interest received from:
       Loans                                                                   $  20,338         $ 17,604
       Investments                                                                 4,552            4,339
Fees and service charges                                                           1,917            2,045
Interest paid to depositors                                                      (10,907)          (9,863)
Interest paid to others                                                           (3,281)          (1,716)
Cash paid to suppliers and employees                                              (8,389)          (5,999)
Income taxes paid                                                                 (1,221)          (2,028)
                                                                               ---------         --------
       Net cash provided by operating activities                                   3,009            4,382

Cash flows from investing activities:
    Principal payments received on investments                                     7,113           37,011
    Purchase of investments                                                       (9,595)         (31,968)
    Proceeds from sale of other real estate owned                                    687              850
    Loans made to customers in excess of principal collected                     (67,661)         (14,275)
    Capital expenditures                                                          (2,365)          (1,890)
                                                                               ---------         --------
       Net cash used in investing activities                                     (71,821)         (10,272)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW accounts, and savings        17,844              (99)
           Accounts
     Net increase  in advances from borrowers                                     58,148           13,210
     Net decrease in time deposits                                                (3,513)          (5,379)
     Proceeds from issuance of common stock                                           41              630
     Redemption of preferred stock                                                     -                -
     Dividends paid                                                               (2,232)          (1,993)
                                                                               ---------         --------
          Net cash provided by financing activities                               70,288            3,209
                                                                               ---------         --------

Net increase (decrease) in cash and cash equivalents                               1,476           (2,681)

Cash and cash equivalents, beginning                                              19,475           17,560
                                                                               ---------         --------
Cash and cash equivalents, ending                                              $  20,951         $ 14,879
                                                                               =========         ========


                                                                                         JUNE 30,
                                                                                   2000           1999
                                                                                   ----           ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                      $   3,297      $   3,173

Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                                  729            595
        Provision for losses on loans and real estate owned                           210            345
        Amortization of premium on investments                                         72             94
        Accretion of discount on investments                                          (86)           (74)
        Cash surrender value increase                                                 (27)           (27)
        Gain from disposal of ORE                                                    (186)           (78)
        (Gain) loss on sale of loans                                                  (79)          (204)
        Proceeds from sale of loans held for sale                                   8,822          9,201
        Originations of loans held for sale                                        (8,743)        (8,997)
        Equity in income of service center                                            (94)           (41)
        Amortization of goodwill                                                      245            310
        Amortization of mortgage servicing rights                                      38             61
        Mortgage servicing rights booked                                             (126)          (172)
        Deferred compensation                                                         123             94
        Changes in assets and liabilities:
            Interest receivable                                                    (1,316)          (401)
            Prepaids and other assets                                                  50           (721)
            Unearned income                                                           (46)           (92)
            Interest payable                                                          318           (226)
            Taxes payable                                                             208           (643)
            Deferred taxes                                                              -              -
            Other liabilities                                                        (400)         2,185
                                                                                ---------      ---------
Total adjustments                                                                    (288)         1,209
                                                                                ---------      ---------
Net cash provided by operating activities                                       $   3,009      $   4,382
                                                                                =========      =========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1999 annual report on Form 10-K. The unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of June 30, 2000 and December 31, 1999. The results, in the opinion of management, of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of results to be expected for the entire year.


2. The book value of investment securities, by type, held by the Company are as follows:

                                                                         JUNE 30,            DECEMBER 31,
                                                                           2000                 1999
                                                                           ----                 ----
                                                                            (thousands of dollars)
         Investment securities held to maturity:

         Obligations of state and political subdivisions                 $ 16,563             $  19,380
                                                                         --------             ---------

         Investment securities held to maturity                          $ 16,563             $  19,380
                                                                         ========             =========

         Investment securities available for sale:

         U.S. Treasury and other U.S. government agencies                $ 28,097             $  22,819
         Obligations of states and political subdivisions                  32,228                31,797
         Mortgage-backed securities                                        67,412                69,410
         Other                                                              1,519                 1,674
                                                                         --------             ---------

         Investment securities available for sale                        $129,256             $ 125,700
                                                                         ========             =========

3.   At June 30, 2000 and December 31, 1999,  loans were as follows:

                                                                         JUNE 30,           DECEMBER 31,
                                                                           2000                 1999
                                                                           ----                 ----
                                                                            (thousands of dollars)
          Commercial, industrial and agricultural                       $ 311,432             $ 267,460
          Real estate - construction                                       31,437                26,535
          Real estate - mortgage                                          155,317               138,029
          Installment                                                      16,899                15,446
          Less:  Deferred loan origination fees, net of costs                (405)                 (451)
                                                                         --------             ---------
                                                                        $ 514,680             $ 447,019
          Less allowance for loan losses                                   (7,958)               (7,611)
                                                                         --------             ---------

          Net loans                                                     $ 506,722             $ 439,408
                                                                        =========             =========

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of the Baylake Corp. ("Baylake" or the "Company") for the six months ended June 30, 2000 and 1999 which may not be otherwise apparent from the consolidated financial statements included in this report. This discussion and analysis should be read in conjunction with those financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis.

All per share information has been restated to reflect the 2-for-1 stock dividend paid on November 15, 1999.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled instituition" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at June 30, 2000, since that amount, if any, is not estimable.

The acquisition was accounted for using the purchase method of accounting, therefore it could affect future operations. At the time of acquisition, BLBNA had total assets of $101.8 million, deposits of $93.2 million and loans of $83.7 million. On March 15, 1999, BLBNA merged with and into Baylake Bank ("Bank").


Forward-Looking Information

This discussion and analysis of financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," and other such words are intended to identify such forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, that could materially differ from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any "forward looking statements." In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the relationships; demand for financial products and financial services; the degree of competition by traditional and non-traditional financial services competitors; changes in banking legislation or regulations; changes in tax laws; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the general economic conditions, nationally or in the State of Wisconsin.

Results of Operations

For the three months ended June 30, 2000, net income declined $15,000, or 0.9%, to $1.70 million from $1.71 million for the second quarter of 1999. Basic operating earnings per share decreased to $.22 per share in the second quarter of 2000 compared with $.23 in 1999, a decrease of 4.3%. On a diluted operating earnings per share, there was no change as the Company recorded $.22 per share in 2000 and 1999.

The annualized return on average assets and return on average equity for the three months ended June 30, 2000 were .98% and 14.49%, respectively compared to 1.14% and 14.80%, respectively for the same period a year ago.

The slight decrease in net income for the period is primarily due to improved net interest income offset by a decrease in other income and increased other expenses.

For the six months ended June 30, 2000, net income increased $126,000, or 3.9%, to $3.30 million from $3.17 million for the first six months of 1999. The change in net income for the period is primarily due to the same reasons listed above, although the offset was proportionately smaller for the six month period than the three month period, which resulted in the increase for six months. Basic operating earnings per share increased to $.44 per share in 2000 compared with $.43 in 1999, an increase of 2.3%. On a diluted operating earnings per share basis, the Company recorded $.43 per share in 2000, compared to $.42 per share in 1999.

The annualized return on average assets and return on average equity for the first six months ended June 30, 2000 were .98% and 14.12%, respectively compared to 1.06% and 13.79%, respectively for the same period a year ago.

Cash dividends declared in the first six months of 2000 increased 11.1% to $.20 per share compared with $.18 in 1999.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 85.4% of total operating income for the first six months of 2000, as compared to 84.1% for the first six months of 1999. Net interest income represents the difference between interest earned on loans, investments and other earning assets offset by the interest expense attributable to the deposits and the borrowings that fund them. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended June 30, 2000 increased $305,000, or 5.1%, to $6.3 million from $6.0 million for the same period a year ago. Total interest income for the second quarter of 2000 increased $2.4 million, or 20.9%, to $14.0 million from $11.6 million for the second quarter of 2000, while interest expense increased $2.1 million, or 37.9%, to $7.7 million from $5.6 million in the second quarter of 2000. The improvement in net interest income occurred primarily, as a result of growth in the average volume of earning assets and non-interest bearing deposits and an increase in the yield on earning assets offset to a lesser extent by an increase in interest paying liabilities and an increase in the cost of average interest paying liabilities.

For the three months ended June 30, 2000, average earning assets increased $84.9 million, or 15.3%, when compared to the same period last year. The Company recorded an increase in average loans of $81.9 million, or 19.8%, for the second quarter of 2000 compared to the same period a year ago. Loans have typically resulted in higher rates of interest payable to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread remained compressed for the quarter ended June 30, 2000. The interest rate spread decreased 41 basis points to 3.50% from 3.91% in the same quarter in 1999, as the average yield on earning assets increased 40 basis points while the average rate paid on interest-bearing liabilities increased 81 basis points over the same period as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 2000 decreased from 4.37% to 3.99% compared to the same period a year ago. The average yield on interest earning assets amounted to 8.83% for the second quarter of 2000, representing an increase of 40 basis points from the same period last year. Total loan yields increased 33 basis points to 9.40%, while total investment yields increased 33 basis points to 7.03%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 54 basis points to 5.00% for the second quarter of 2000 when compared to the second quarter of 1999, while short-term borrowing costs increased 168 basis points to 6.54% comparing the two periods. Long-term borrowing costs increased 80 basis points to 8.41% during the same time period, the result of funds borrowed during the period by the Company at variable rates of interest tied to prime. The above factors contributed to a decrease in the Company's overall interest margin for the three months ended June 30, 2000.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.1% for the second quarter of 2000 compared with 91.7% for the same period in 1999. The ratio increased slightly in 2000, primarily as a result of a reduction in non-accrual loans.

Net interest income on a tax-equivalent basis for the six months ended June 30, 2000 increased $680,000, or 5.8%, to $12.4 million from $11.7 million for the same period a year ago. Total interest income for the six months ended June 30, 2000 increased $3.8 million, or 16.6%, to $26.9 million from $23.1 million for the same period in 1999, while interest expense increased $3.1 million, or 27.8%, to $14.5 million from $11.4 million for the six months ended 1999. The improvement in net interest income occurred as a result of growth in the average volume of earning assets and non-interest bearing deposits and an increase in the yield on earning assets offset to a lesser extent by an increase in interest paying liabilities and an increase in the cost of average interest paying liabilities.

For the six months ended June 30, 2000, average earning assets increased $65.5 million, or 11.8%, when compared to the same period last year. The Company recorded an increase in average loans of $65.7 million, or 16.0%, for the first six months of 2000 compared to the same period a year ago.

For the six months ended June 30, 2000, interest rate spread decreased 27 basis points to 3.57% from 3.84% in 1999. The average yield on earning assets increased 33 basis points and the average rate paid on interest-bearing liabilities increased 60 basis points over the same period, a result of higher cost of funding from deposit and wholesale funding sources.

Net interest margin (on a federal tax-equivalent basis) for the six months ended June 30, 2000 decreased from 4.28% to 4.04% compared to a year ago. The average yield on interest earning assets amounted to 8.74% for the first six months of 2000, representing an increase of 33 basis points from the same period last year. Total loan yields increased 17 basis points to 9.30%, while total investment yields increased 47 basis points to 7.02%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 37 basis points to 4.88% for the first six months of 2000, while short-term borrowing costs increased 146 basis points to 6.32% comparing the two periods, a result of increased funding costs from federal funds purchased and Federal Home Loan Bank borrowings. Long-term borrowing costs increased 128 basis points to 8.53% over the same period, primarily a result of higher interest costs from variable rate loans borrowed by the Company in the first six months of 2000. The above factors contributed to a decrease in the Company's overall interest margin for the six months ended June 30, 2000 as compared to the same period in 1999. Other factors contributing to the decrease was the Company's efforts intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) by acquiring additional funding, primarily from the Federal Home Loan Bank of Chicago resulting in higher costs from wholesale funding offset by decreased volume of non-accrual loans.

The ratio of average earning assets to average total assets was 92.0% for the first six months of 2000 compared with 91.7% for the same period in 1999. The ratio increased slightly in 2000, primarily as a result of a reduction in non-accrual loans.


Provision for Loan Losses

The provision for loan losses for the three months ended June 30, 2000 decreased $32,000, or 17.6%, to $150,000 compared with $182,000 for the second quarter of 1999. For the six months ended June 30, 2000, the provision for loan losses decreased $135,000, or 39.1%, to $210,000 from $345,000 for the same period last year. Management believes that the current allowance conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio.

Non-Interest Income

Total non-interest income decreased $19,000, or 1.6%, to $1.2 million for the second quarter of 2000. This decrease has occurred as a result of increased fees on other customer services offset by decreased trust income, decreased gains from sales of loans and decreased fees from loan servicing.

Trust fees decreased $23,000 or 15.0% in the second quarter of 2000 compared to the same quarter in 1999, primarily as a result of a decrease in trust estate business.

Loan servicing fees decreased $4,000 or 1.8% to $217,000 in the second quarter of 2000, when compared to the same quarter in 1999. The decrease in 2000 resulted from decreased mortgage servicing rights income.

Gains on sales on loans in the secondary market decreased $60,000 to $55,000 in the second quarter of 2000, when compared to the same quarter in 1999, primarily as a result of decreased gains from sales of mortgage and commercial loans. Sales of total loans for the three months increased to $5.5 million, compared to $3.0 million for the same period a year ago.

Service charges on deposit accounts for the second quarter of 2000 showed an increase of $36,000 or 10.3% over 1999 results. Financial service income increased $32,000, or 30.5%, accounting for the remainder of the improvement in fee income generated for other services to customers.

For the first six months of 2000, non-interest income decreased $88,000, or 4.0%, to $2.1 million from $2.2 million for the same period a year ago.

Trust fee income decreased $16,000, or 5.7%, to $267,000 for the first six months of 2000 compared to the same period in 1999 as a result of decreased trust estate business.

Loan servicing fees decreased $68,000 or 15.2% for the first six months in 2000, when compared to the same period in 1999. The decrease in 2000 resulted from a decline in mortgage servicing rights income and mortgage servicing income.

Gains on sales on loans in the secondary market decreased $125,000 or 61.3% for the first six months of 2000, when compared to the same period in 1999, primarily as a result of decreased gains from sales of mortgage and commercial loans taken in the secondary market. Sales of total loans for the first six months of 2000 decreased to $8.8 million, compared to $9.2 million a year ago.

Service charges on deposit accounts increased $77,000 or 11.9% and financial service income increased $37,000, or 21.4% accounting for the improvement in fee income generated for other services to customers for the first six months of 2000, when compared to the same period in 1999.


Non-Interest Expense

Non-interest expense increased $343,000, or 8.2%, for the three months ended June 30, 2000 compared to the same period in 1999. Salaries and employee benefits showed an increase of $261,000, or 11.2%, for the period as a result of additional staffing acquired as a result of additional facilities and salary and related benefit increases. Full time equivalent staff increased to 260 from 248 a year earlier. Increases in occupancy (amounting to $83,000 or 26.7%) and equipment expenses (amounting to $61,000 or 20.0%) occurred as a result of expansion efforts in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Other operating expenses decreased $32,000 or 2.9%. Included in 2000 expenses were amortization of goodwill related to the Four Seasons (a purchase of a one bank holding company in July 1996) acquisition of $82,000 (the same as in 1999) and amortization of $40,000 (compared to $72,000 in 1999) related to the BLBNA acquisition.

Legal expense and loan collection expense decreased $31,000 for the three months ended June 30, 2000 primarily as a result of reduced legal issues relating to loan collection efforts of the BLBNA loan portfolio.

Other items comprising other operating expense show an increase of $31,000 or 3.7% in the second quarter of 2000 when compared to the same quarter in 1999. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 1.97% for the three months ended June 30, 2000 compared to 2.02% for the same period in 1999.

Non-interest expense increased $545,000, or 6.5%, for the six months ended June 30, 2000 compared to the same period in 1999. Salaries and employee benefits increased $440,000, or 9.3%, primarily for the same reasons as listed above. Occupancy and equipment expenses increased $192,000, or 15.3%, a result of additional depreciation expense from branch expansion in the Green Bay and Waupaca market areas.

Data processing expense increased $42,000, or 10.2%, for the six months ended June 30, 2000 as compared to the same period a year ago. The increase occurred as a result of additional transaction volume and growth in number of accounts.

Other real estate operations show income of $57,000, the result of net gains of $186,000 taken on sales of other real estate owned offset by $129,000 of costs expensed in the operation and maintenance of other real estate owned properties. $64,000 of the gains resulted from sales of lots in Idlewild Valley, Inc. a former subsidiary of Bank. Additional gains on sales totaling $122,000 resulted from property sales of two commercial and three residential mortgage properties formerly held as loans in the BLBNA loan portfolio.

Other operating expenses decreased $113,000, or 5.5%, for the six months ended June 30, 2000 compared to the same period in 1999. Included in 2000 expenses was amortization of goodwill related to the Four Seasons acquisition of $164,000 (same as previous year) and $79,000 (compared to $144,000 in the previous year) related to the BLBNA acquisition. Legal expense and loan collection expense decreased $127,000, or 37.6%, for the six months ended June 30, 2000 for primarily the same reasons as listed earlier. Other operating expense increased $79,000, or 5.6%, the result of additional expense for supplies, postage, and travel expense related to growth in branch expansion efforts. The overhead ratio was 2.05% for the six months ended June 30, 2000 compared to 2.08% for the same period in 1999.

Income Taxes

Income tax expense for the Company for the three months ended June 30, 2000 was $755,000, a decrease of $4,000 or .5% compared to the same period in 1999. The decrease in income tax provision for the period was due to decreased taxable income.

Income tax expense for the Company for the six months ended June 30, 2000 was $1.4 million, an increase of $42,000, or 3.0% compared to the same period in 1999. The increase in income tax provision for the period was due to increased taxable income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 30.2% for the six months ended June 30, 2000 compared with 30.4% for the same period in 1999. The effective tax rate of 30.2% consisted of a federal effective tax rate of 26.4% and Wisconsin State effective tax rate of 3.8%.

Balance Sheet Analysis

Loans

At June 30, 2000, total loans increased $67.7 million, or 15.1% to $514.7 million from $447.0 million at December 31, 1999. The increase in loan mix in the Company's loan portfolio resulted primarily from an increase in commercial loans to $311.4 million at June 30, 2000 compared to $267.5 million at December 31, 1999. In addition, real estate construction loans increased to $31.4 million at June 30, 2000 compared to $26.5 million at December 31, 1999. Real estate mortgage loans increased to $155.3 million at June 30, 2000 compared with $138.0 million at December 31, 1999. Consumer loans increased to $16.9 million at June 30, 2000 compared with $15.4 million at December 31, 1999.

The following table reflects the composition of the loan portfolio

-----------------------------------------------------------------------------------------------------------
                                                                                June 30,          December
                                                                                  2000            31, 1999
-----------------------------------------------------------------------------------------------------------
Amount of loans by type (dollars in thousands)
-----------------------------------------------------------------------------------------------------------
Real estate-mortgage
-----------------------------------------------------------------------------------------------------------
  Commercial                                                                    $241,236          $201,301
-----------------------------------------------------------------------------------------------------------
  1-4 family residential
-----------------------------------------------------------------------------------------------------------
      First liens                                                                100,227            95,255
-----------------------------------------------------------------------------------------------------------
      Junior liens                                                                25,099            23,811
-----------------------------------------------------------------------------------------------------------
      Home equity                                                                 22,444            18,963
-----------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                            77,743            66,159
-----------------------------------------------------------------------------------------------------------
Real estate-construction                                                          31,437            26,535
-----------------------------------------------------------------------------------------------------------
Installment
-----------------------------------------------------------------------------------------------------------
  Credit cards and related plans                                                   1,980             1,810
-----------------------------------------------------------------------------------------------------------
  Other                                                                           14,919            13,636
-----------------------------------------------------------------------------------------------------------
Less:  deferred origination fees, net of costs                                       405               451
-----------------------------------------------------------------------------------------------------------
      Total                                                                      514,680           447,019
-----------------------------------------------------------------------------------------------------------

Allowance for Possible Loan Losses

Management regularly reviews the adequacy of the allowance for possible loan losses to ensure that the allowance is sufficient to absorb potential losses arising from the credit granting process. Management's evaluation of the adequacy of the APLL is based on management's ongoing review and grading of the loan portfolio. Additional factors considered include the levels of non-performing loans, other real estate owned, trends in past due and nonperforming loans, loan portfolio growth, changes in loan portfolio composition, historical net charge-offs, present and prospective financial condition of borrowers, general and local economic conditions, specific industry conditions, and other regulatory or legal issues that could affect the Company's loss potential.

At June 30, 2000, the allowance for possible loan losses ("APLL") of $8.0 million represented 1.55% of total loans, down from 1.7% at December 31, 1999. APLL of $6.5 million was acquired as a result of the BLBNA acquisition during the fourth quarter of 1998. Loans increased 15.1% from December 31, 1999 to June 30, 2000, while the allowance declined as a result of reduced loan loss provision for the first two quarters of 2000, based on management's analysis of the loan portfolio risk at June 30. Provision expense was $150,000 for the three months ended June 30, 2000. Net charge-offs of $85,000 occurred in the second quarter of 2000. For the six months ended June 30, 2000, provision expense was $210,000, a decrease of $135,000 or 39.1% compared to the same period in 1999. Net loan recoveries of $137,000 occurred in the first six months of 2000 as compared to net loan charge-offs of $3.2 million for the same period in 1999. As loans have grown in the Company's portfolio, management did not believe there existed any trends indicating any material portfolio risk. There does exist potential asset quality problems in the loan portfolio, including loans acquired in the BLBNA purchase, although management believes sufficient reserves have been provided in the APLL acquired in the BLBNA purchase to absorb potential losses in the loan portfolio. In the time period since the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate potential problem loans stemming from the BLBNA acquisition. As an integral part of their examination process on BLBNA since the acquisition, various regulatory agencies have also performed a review on these loans. Although no assurance can be given, management feels that the majority of these loans have been identified. Ongoing efforts are being made to collect these loans and involve the legal process where necessary to minimize risk of further deterioration of these loans for full collectibility.

Commercial, agricultural and other loan net charge-offs represented 130.9% of the total net recoveries for the three months of 2000. In the commercial loan sector, one loan totaling $225,000 accounted for the net recoveries. Loans charged-off are subject to continuous review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

Management believes that the balance of the allowance for possible loan losses as of June 30, 2000 is sufficient to absorb potential loan losses. While management uses available information to recognize losses on loans, future adjustments to the APLL may be necessary based on changes in economic conditions and the impact of such change on the Company's borrowers. Various regulatory agencies also review the adequacy of the APLL, in conjunction with their examination process. Such regulatory agencies may require that changes in the APLL be recognized when their credit evaluations differ from those of management, based on such regulatory agencies' judgments about information available to them at the time of examination process.



Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management remains committed to a philosophy that encourages early identification of non-accrual and problem loans. The philosophy is embodied through the monitoring and reviewing of credit policies and procedures to ensure that all problem loans are identified quickly and the risk of loss is minimized.

Non-performing assets at June 30, 2000 were $13.8 million compared to $12.6 million at December 31, 1999. Other real estate owned totaled $406,000 and consisted of five residential and two commercial properties. Non-accrual loans represent $9.0 million of the total of non-performing assets, of which $4.8 million was acquired by the Company with the BLBNA acquisition. Real estate non-accrual loans account for $8.0 million of the total (of which $2.9 million was residential real estate and $4.9 million was commercial real estate), while commercial and industrial non-accruals account for $588,000. Management believes collateral is sufficient to offset losses in the event of default. $4.4 million of troubled debt restructured loans existed at June 30, 2000 compared with $4.5 million at December 31, 1999. Approximately $3.1 million of troubled debt restructured loans at June 30 consists of three commercial real estate credits which were granted various payment concessions and had experienced past cashflow problems. These credits were current at June 30, 2000. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non performing loans to total loans at June 30, 2000 was 2.6% compared to 2.8% at 1999 year end. The Company's APLL was 59.5% of total non-performing loans at June 30, 2000 compared to 60.7% at end of year 1999.

Potential problem loans at June 30, 2000 are restricted to a single commercial customer with a number of credits aggregating approximately $9.0 million. This customer has maintained these loans to date on a current basis, but is experiencing significant liquidity problems which may affect future performance. Customer has informed management that customer anticipates entering into a business combination transaction with a third party during the third quarter of 2000. Management reasonably believes that consummation of such a transaction would include repayment of all outstanding loans. Management's evaluation of customer's existing collateral supports expectations of full recovery even in the event of liquidation, regardless of future performance, consummation of a business combination transaction or potential default.

Investment Portfolio

At June 30, 2000, the investment portfolio increased $739,000, or .5% to $145.8 million from $145.1 million at December 31, 1999. At June 30, 2000, the investment portfolio represented 20.3% of total assets compared with 22.4% at December 31, 1999.

Securities held to maturity and securities available for sale consist of the following: (dollars in thousands)

                                                                         At June 30, 2000
---------------------------------------------------------------------------------------------------------------------
                                            Amortized                Gross                Gross           Estimated
                                            ---------              Unrealized           Unrealized       Market Value
                                            Cost                     Gains                Losses         ------------
                                            ----                     -----                ------
---------------------------------------------------------------------------------------------------------------------
Securities held to
maturity
---------------------------------------------------------------------------------------------------------------------
Obligations of                               $ 16,563                 $ 18               $  107             $ 16,474
states & political
subdivisions
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Securities
available for sale
---------------------------------------------------------------------------------------------------------------------
Obligations  of U.S.                         $ 28,326                 $ 12               $  241             $ 28,097
Treasury & other
U.S. Agencies
---------------------------------------------------------------------------------------------------------------------
Mortgage-backed                                70,054                   14                2,656               67,412
securities
---------------------------------------------------------------------------------------------------------------------
Obligations of                                 32,479                   59                  310               32,228
states & political
subdivisions
---------------------------------------------------------------------------------------------------------------------
Equity securities                               1,519                                                          1,519
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Total securities                             $132,378                 $ 85               $3,207             $129,256
available for sale
---------------------------------------------------------------------------------------------------------------------

                              At December 31, 1999

---------------------------------------------------------------------------------------------------------------------
                                             Amortized                Gross               Gross           Estimated
                                             ---------              Unrealized          Unrealized       Market Value
                                             Cost                     Gains               Losses         ------------
                                             ----                     -----               ------
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Securities held to
maturity
---------------------------------------------------------------------------------------------------------------------
Obligations of                               $ 19,380               $   10               $  131             $ 19,259
states & political
subdivisions
---------------------------------------------------------------------------------------------------------------------
Securities
available for sale
---------------------------------------------------------------------------------------------------------------------
Obligations  of U.S.                         $ 22,851               $   54               $   86             $ 22,819
Treasury & other
U.S. Agencies
---------------------------------------------------------------------------------------------------------------------
Mortgage-backed                                71,876                   23                2,489               69,410
securities
---------------------------------------------------------------------------------------------------------------------
Obligations of                                 32,413                  122                  738               31,797
states & political
subdivisions
---------------------------------------------------------------------------------------------------------------------
Equity securities                               1,674                                                          1,674
---------------------------------------------------------------------------------------------------------------------
Total securities                             $128,814               $  199               $3,313             $125,700
available for sale
---------------------------------------------------------------------------------------------------------------------

At June 30, 2000, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)


                                         Securities Held to Maturity              Securities Available for Sale
                                         ---------------------------              -----------------------------
---------------------------------------------------------------------------------------------------------------------
                                      Amortized Cost        Market Value          Amortized Cost         Market Value
                                      --------------        ------------          --------------         ------------
---------------------------------------------------------------------------------------------------------------------
Within 1 year                              $    856              $   855                $ 11,496             $ 11,449
---------------------------------------------------------------------------------------------------------------------
After 1 but                                   7,760                7,654                  69,929               67,632
within 5 years
---------------------------------------------------------------------------------------------------------------------
After 5 but                                   4,834                4,852                  27,124               26,700
within 10 years
---------------------------------------------------------------------------------------------------------------------
After 10 years                                3,113                3,113                  22,310               21,956
---------------------------------------------------------------------------------------------------------------------
Equity                                            0                    0                   1,519                1,519
securities                                 --------              -------                --------             --------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Total                                      $ 16,563              $16,474                $132,378             $129,257
---------------------------------------------------------------------------------------------------------------------


Deposits

Total deposits at June 30, 2000 increased $14.3 million, or 2.8%, to $518.4 million from $504.1 million at December 31, 1999. Non-interest bearing deposits at June 30, 2000 increased $10.1 million, or 17.0%, to $69.2 million from $59.2 million at December 31, 1999. Interest-bearing deposits at June 30, 2000 increased $4.3 million, or 1.0%, to $449.2 million from $444.9 million at December 31, 1999. Interest-bearing transaction accounts (NOW deposits) decreased $7.2 million, primarily in public fund deposits. Savings deposits increased $15.0 million, or 10.0%, to $165.5 million at June 30, 2000. Time deposits decreased $3.5 million (includes increase of $2.7 million in time deposits over $100,000), or 1.4%, to $241.9 million at June 30, 2000. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the customer base as customers drawdown deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's geographical expansion in recent years, this effect has been minimized as additional branch locations have continued to provide deposit growth.

Emphasis will be placed on generating additional core deposits in 2000 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service.



Short Term Borrowings

Short-term borrowings at June 30, 2000 consist of federal funds purchased, securities under agreements to repurchase, and borrowings from the Federal Home Loan Bank ("FHLB"). Total short-term borrowings at June 30, 2000 increased $53.3 million to $142.5 million from $89.2 million at December 31, 1999. FHLB borrowings increased from $80 million at December 31, 1999 to $103 million at June 30, 2000. The balance of the increase was in federal funds purchased. Short-term borrowings increased as a result of the growth in the loan portfolio. The Company will borrow monies if borrowing is a less costly form of funding for loans compared to the cost of acquiring deposits. Additionally, the availability of deposits also determines the amount of funds the Company needs to acquire in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.


Long Term Debt

Long-term debt at June 30, 2000 consists of two separate borrowings. Long-term debt of $4.9 million borrowed by the Company consists of a note for $2 million requiring quarterly payments of $100,000 (current balance $1.9 million) and a second borrowing of $3 million with a term of one year. The interest rate on these borrowings is calculated at prime less 1%. These borrowings are secured by a pledge of the common stock of the Company's banking subsidiary. In addition, long-term debt of $211,000 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for branch location.

Liquidity

Liquidity refers to the ability of the Company, and its subsidiary Bank to generate adequate amounts of cash to meet its needs for cash. The Company and the Bank have different liquidity considerations.

The Company's primary funding sources to meets its liquidity requirements are dividends from its subsidiary Bank, borrowings from nonaffiliated banks, and proceeds from the issuance of equity. The Company manages its liquidity position to provide the funds necessary to pay dividends to shareholders, service debt, and to invest in the subsidiary Bank.

The Bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of its assets and strong capital positions. At June 30, 2000, the Bank had $60.4 million of established lines of credit with nonaffiliated banks, of which $36.4 million was outstanding at June 30, 2000.

As shown in the Company's Consolidated Statements of Cashflows for the six months ended June 30, 2000, cash and cash equivalents increased $1.5 million during the period to $21.0 million at June 30, 2000. The increase primarily reflected $3.0 million in net cash provided by operating activities and $70.3 million by financing activities offset by $71.8 million used in financing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net increase in investment activities and loans plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from an increase in short term deposits and borrowed funds offset by payment of dividends and a decrease in time deposits. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the FHLB so as to reduce reliance on short-term funding needs.

The Company manages its liquidity to provide adequate funds to support the borrowing requirements and deposit flow of its customers. Management views its liquidity as the ability to raise cash at reasonable costs or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The primary sources of the Company's liquidity are marketable assets maturing within one year. The Company attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Although the percentage of earning assets represented by loans is increasing, management believes that liquidity is adequate to support anticipated loan growth and deposit flows.

Management believes that, in the current economic environment, the Company's and the Bank's liquidity positions are adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank's or the Company's liquidity.

Interest Rate Sensitivity

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. Management of interest rate risk includes four components: policy statements, risk limits, risk measurement and reporting procedures. A primary objective of asset/liability management is the control and monitoring of interest rate risk. The Company's bank uses an Asset/Liability Committee ("ALCO") to manage risks associated with changing interest rates, changing asset and liability mixes, and their impact on earnings. The sensitivity of net interest income to market rate changes is evaluated monthly by the ALCO committee by using "static gap analysis" and simulation of earnings.

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

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Company is liability sensitive. The analysis considers money market index accounts and 25% of NOW accounts to be rate sensitive within three months. Regular savings, money market deposit accounts and 75% of NOW accounts are considered to be rate sensitive within one to five years. While these accounts are contractually short-term in nature, it is the Company's experience that repricing occurs over a longer period of time. The Company views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories include loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities. The static gap analysis provides a representation of the Company's earnings sensitivity to changes in interest rates. It is a static indicator and does not reflect various repricing characteristics and may not necessarily be indicative of the sensitivity of net interest income in a changing rate environment.

                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                               AS OF JUNE 30, 2000

                                             Within          Four to        Seven to      One Year      Over
                                             Three             Six           Twelve       To Five       Five
                                             Months           Months         Months        Years        Years       Total
                                             ------           ------         ------        -----        -----       -----
(In thousands)
Earning assets:
  Investment securities                      $   6,549       $   1,486      $  10,283     $  76,631    $ 56,620    $151,569
  Federal funds sold                                 0               0              0             0           0           0
  Loans and leases
     Variable rate                             149,007          17,950              0        27,132       1,528     195,617
     Fixed rate                                 35,302          36,303         36,049       194,012       8,462     310,128
                                             ---------       ---------      ---------     ---------    --------    --------
  Total loans and leases                     $ 184,309       $  54,253      $  36,049     $ 221,144    $  9,990    $505,745
                                             ---------       ---------      ---------     ---------    --------    --------
Total earning assets                         $ 190,858       $  55,739      $  46,332     $ 297,775    $ 66,610    $657,314
                                             =========       =========      =========     =========    ========    ========
Interest bearing liabilities:
  NOW Accounts                               $  10,461       $       0      $       0     $  31,384    $      0    $ 41,845
  Savings Deposits                             117,457               0              0        48,002           0     165,459
  Time Deposits                                 66,040          54,760         72,342        48,746           0     241,888
  Borrowed Funds                               139,931               0          7,552           159           0     147,642
                                             ---------       ---------      ---------     ---------    --------    --------
Total interest bearing                       $ 333,889       $  54,760      $  79,894     $ 128,291    $      0    $596,834
                                             =========       =========      =========     =========    ========    ========
  Liabilities

Interest sensitivity gap                     $(143,031)      $     979      $ (33,562)    $ 169,484    $ 66,610     $60,480
  (within periods)

Cumulative interest                          $(143,031)      $(142,052)     $(175,614)    $  (6,130)   $ 60,480
  Sensitivity gap

Ratio of cumulative interest                    -21.76%         -21.61%        -26.72%        -0.93%       9.20%
  Sensitivity gap to rate
  Sensitive assets

Ratio of rate sensitive assets                   57.16%         101.79%         57.99%       232.11%        ---
  To rate sensitive
  Liabilities
Cumulative ratio of rate
  Sensitive assets to rate                       57.16%          63.45%         62.52%        98.97%     110.13%
  Sensitive liabilities


In addition to the static gap analysis, determining the sensitivity of future earnings to a hypothetical plus or minus 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. These items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 200 basis point parallel rate shock. The resulting simulations indicated a plus or minus 3.4% adjustment in net income under these scenarios for the period ended June 30, 2000. This result was within the policy limits set by the Company.

Management continually reviews its interest risk position through the committee processes. Managements' philosophy is to maintain relatively matched rate sensitive asset and liability position within the range described above, in order to provide earnings stability in the event of significant interest rate changes.


Capital Resources

Stockholders' equity at June 30, 2000 increased $1.8 million or 3.9% to $48.0 million, compared with $46.2 million at end of year 1999. This increase includes a negative change of $29,000 to capital in 2000 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, stockholders' equity would have increased $1.9 million or 4.0% for 2000 over 1999.

At June 30, 2000, the Company's risk-based Tier 1 Capital Ratio was 8.04%, the total risk based capital ratio was 9.29% and the leverage ratio was 6.47%. The Company is adequately capitalized under all applicable regulatory capital requirements and Bank is well capitalized.

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                          To Be Well
                                                                                          Capitalized
                                                                                          Under Prompt
                                                                  For Capital              Corrective
                                            Actual                  Adequacy                 Action
                                            ------                  Purposes               Provisions
                                                                    --------               ----------
----------------------------------------------------------------------------------------------------------------
                                            Amount       Ratio       Amount      Ratio        Amount     Ratio
                                            ------       -----       ------      -----        ------     -----
----------------------------------------------------------------------------------------------------------------
As of June 30, 2000
----------------------------------------------------------------------------------------------------------------
  Total Capital (to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 51,875       9.29%      44,599        8.00%         N/A         N/A
----------------------------------------------------------------------------------------------------------------
    Bank                                    56,698      10.17%      44,536        8.00%      55,670      10.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital(to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 44,894       8.04%      22,300        4.00%         N/A         N/A
----------------------------------------------------------------------------------------------------------------
    Bank                                    49,727       8.92%      22,268        4.00%      33,402       6.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital  (to
  Average Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 44,894       6.47%      27,716        4.00%         N/A         N/A
----------------------------------------------------------------------------------------------------------------
    Bank                                    49,727       7.18%      27,716        4.00%      34,645       5.00%
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
As of December 31, 1999
----------------------------------------------------------------------------------------------------------------
  Total Capital (to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 48,903      10.07%      38,867        8.00%         N/A         N/A

----------------------------------------------------------------------------------------------------------------
    Bank                                    48,181       9.93%      38,807        8.00%      48,509      10.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital(to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 42,811       8.81%      19,433        4.00%         N/A         N/A
----------------------------------------------------------------------------------------------------------------
    Bank                                    42,098       8.68%      19,403        4.00%      29,105       6.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital  (to
  Average Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 42,811       6.79%      25,220        4.00%         N/A         N/A
----------------------------------------------------------------------------------------------------------------
    Bank                                    42,098       6.68%      25,220        4.00%      31,524       5.00%
----------------------------------------------------------------------------------------------------------------


The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. Management believes that because of current capital levels and projected earnings levels, capital levels are more than adequate to meet the ongoing and future concerns of the Company.


Year 2000

The Company did not encounter computer or system problems from the transition into the new year 2000 ("Y2K") or subsequent problems after December 31, 1999, nor does management expect any problems in the future. However, management has decided to maintain a Y2K specific contingency plan in an effort to mitigate such risks.


Item 3  Quantitative and Qualitative Disclosure about Market Risk.

The Company's financial performance is affected by, among other factors, credit risk and interest rate risk. The Company does not use derivatives to mitigate its interest rate risk or credit risk, relying instead on loan review and an adequate loan loss reserve.

The Company's earnings are derived from the operations of its direct and indirect subsidiaries with particular reliance on net interest income, calculated as the difference between interest earned on loans and investments and the interest expense paid on deposits and other interest bearing liabilities, including advances from FHLB and other borrowings. Like other financial institutions, the Company's interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Changes in the economic environment may influence the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Fluctuations in interest rates are not predictable or controllable.

As of June 30, 2000, the Company was in compliance with its management policies with respect to exposure to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 1999, from that disclosed in the Company's 1999 Form 10-K Annual Report.

                           Part II - Other Information

Item 1.  Legal Proceedings

The Company is a party to routine litigation involving various aspects of its businesses, none of which, in the opinion of management and its legal counsel is expected to have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Item 2.  Changes in Securities and Use of Proceeds

None


Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a). The Company's Annual Meeting of Shareholders was held on June 5, 2000. A total of 7,444,274 shares of the Company's common stock were outstanding and entitled to vote as of record date for the Annual Meeting. The only matter submitted to a vote of the shareholders of the Company at the Annual Meeting was the election of three (3) directors of Class III, whose term will expire in 2003.

(b). Each of the persons named in the Proxy Statement as a nominee for director was elected. The following are the voting results with respect to the election of directors:

-------------------------------------------------------------------------------------------------------------
Election of                                     For                     Against or               Abstentions
Directors                                       ---                     ----------               -----------
                                                                         Withheld
                                                                         --------
-------------------------------------------------------------------------------------------------------------
Ronald D. Berg                               5,791,414                    480,099                  1,172,761
-------------------------------------------------------------------------------------------------------------
Richard A. Braun                             6,247,423                     24,090                  1,172,761
-------------------------------------------------------------------------------------------------------------
Ruth Nelson                                  6,250,078                     21,435                  1,172,761
-------------------------------------------------------------------------------------------------------------


Item 5.  Other Information

The Bank constructed a full-service branch facility in the village of Ashwaubenon, located in Brown County, Wisconsin. The costs of construction are $1.1 million. Completion of this project occurred early in the third quarter of 2000.

The Bank continues its remodeling efforts on a leased downtown site in Green Bay, Wisconsin. Costs of construction are estimated to be $382,000 with completion expected early in the third quarter of 2000.

The Bank constructed a new facility in King, located in Waupaca County, Wisconsin, to replace an existing facility. Completion occurred early in the second quarter of 2000. Costs of construction are $600,000.

The Bank began construction of a new facility in Kewaunee, Wisconsin to replace an existing leased facility. Completion is expected to occur early in the third quarter of 2000. Costs of construction were estimated to be $581,000.

The Bank purchased land and a building in the late third quarter of 1999 in Seymour, Wisconsin for $475,000. The Bank's intentions are to remodel that building in the middle of the year 2000 to replace a facility currently in use.

The Bank purchased land in the city of Luxemburg located in Kewaunee County, Wisconsin in January 1999. No plans have been made at present on this purchase.


Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are furnished herewith:

27.  Financial Data Schedule



(b). Reports on Form 8-K

There were no Current Reports on Form 8-K filed for the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BAYLAKE CORP.
                                        ----------------------------------------
                                                     (Registrant)


Date:                                                Thomas L. Herlache
     --------------------------         ----------------------------------------
                                                     Thomas L. Herlache
                                                     President  (CEO)


Date:                                                Steven D. Jennerjohn
     --------------------------         ----------------------------------------
                                                     Steven D. Jennerjohn
                                                     Treasurer  (CFO)