Form 10-Q
period 2000-09-30
BAYLAKE CORP
filed 2000-10-26
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                       SEPTEMBER 30, 2000
                              -------------------------------------------------


                                       OR


            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                            to
                               --------------------          ------------------

Commission file number               0-8679
                       --------------------------------------------------------

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

 Yes           X        No
      ------------           ---------------


                      Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of issuer's classes of common stock as of October 24, 2000

                             $5.00 Par Value Common
                                7,444,274 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX




PART 1 - FINANCIAL INFORMATION                                                                PAGE NUMBER


         Item 1.   Financial Statements

         Consolidated Condensed Balance Sheet as of September 30, 2000                            3
            and December 31, 1999

         Consolidated Condensed Statement of Income for the three and nine                        4
            months ended September 30, 2000 and 1999

         Consolidated Statement of Comprehensive Income for the three and nine                    5
            months ended September 30, 2000 and 1999

         Consolidated Statement of Cash Flows for the nine months ended                         6 - 7
            September 30, 2000 and 1999

         Notes to Consolidated Condensed Financial Statements                                     8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                              9  -  28

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk



PART II - OTHER INFORMATION                                                                    28 - 29

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matter to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

         Signatures                                                                               30


EXHIBIT INDEX                                                                                     31

         Exhibit 11  Statement re:  computation of per share earnings                             32
         Exhibit 15  Letter re:  unaudited interim financial information                          33
         Exhibit 27  Financial Data Schedule                                                      34

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                             (dollars in thousands)

                                                                                   SEPT. 30,     DEC. 31,
                               ASSETS                                                2000          1999
                               ------                                                ----          ----


Cash and due from banks                                                             $ 24,015      $ 19,475
Investment securities available for sale (at market)                                 131,495       125,700
Investment securities held to maturity (market                                        16,459        19,380
     value $16,465 and $19,259)
Federal funds sold                                                                         0             0
Loans held for sale                                                                      457           748
Loans                                                                                531,862       447,019
     Less:  Allowance for loan losses                                                  8,126         7,611
                                                                                    --------      --------
Loan, net of allowance for loan losses                                               523,736       439,408
Bank premises and equipment                                                           21,147        18,463
Federal Home Loan Bank stock (at cost)                                                 5,843         4,000
Accrued interest receivable                                                            5,511         4,146
Income taxes receivable                                                                1,209         1,161
Deferred income taxes                                                                  2,758         2,912
Goodwill                                                                               5,576         5,941
Other Assets                                                                           5,773         4,976
                                                                                    --------      --------
     Total Assets                                                                   $743,979      $646,310
                                                                                    ========      ========

                              LIABILITIES
                              -----------

Domestic deposits
     Non-interest bearing                                                           $ 75,979      $ 59,153
     Interest bearing
          NOW                                                                         43,521        49,061
          Savings                                                                    178,451       150,468
          Time, $100,000 and over                                                     65,100        55,535
          Other time                                                                 184,666       189,857
                                                                                    --------      --------

              Total interest bearing                                                 471,738       444,921

              Total deposits                                                         547,717       504,074

Short-term borrowings
     Federal funds purchased, repurchase
     agreements, borrowings from unaffiliated banks
     and Federal Home Loan Bank loans                                                136,966        89,231
Long-term debt                                                                         2,011           264
Accrued expenses and other liabilities                                                 7,018         5,788
Dividends payable                                                                          0           743
                                                                                    --------      --------
              Total  liabilities                                                     693,712       600,100
                                                                                    --------      --------

                  SHAREHOLDERS' EQUITY
                  --------------------

Common stock $5 par value-authorized 10,000,000
   shares; issued 7,467,433 shares in 2000 and
   7,460,333 in 1999; outstanding 7,444,274 in
   2000; 7,437,174 in 1999                                                            37,337        37,302
Additional paid-in capital                                                             7,126         7,120
Retained earnings                                                                      7,835         5,012
Treasury Stock                                                                          (625)         (625)
Net unrealized gain (loss) on securities available
     for sale, net of tax of $361 in 2000 and $515
     in 1999                                                                          (1,406)       (2,599)
                                                                                   ---------     ---------
Total shareholders' equity                                                            50,267        46,210
                                                                                   ---------     ---------
                  Total liabilities and shareholders' equity                       $ 743,979     $ 646,310
                                                                                   =========     =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                            THREE MONTHS ENDED          NINE  MONTHS ENDED
                                                               SEPTEMBER  30,              SEPTEMBER  30,

                                                          2000            1999          2000           1999
                                                          ----            ----          ----           ----
Interest income
    Interest and fees on loans                           $12,375         $ 9,677        $34,062      $27,785
    Interest on investment securities
        Taxable                                            1,729           1,559          5,070        4,453
        Exempt from federal income taxes                     617             675          1,885        1,913
    Other interest income                                      0               0              0          239
                                                         -------         -------        -------      -------

            Total interest income                         14,721          11,911         41,017       34,390

Interest expense
    Interest on deposits                                   6,103           4,880         17,102       14,556
    Interest on short-term borrowings                      2,365             851          5,818        2,517
    Interest on long-term debt                               113               5            166           16
                                                         -------         -------        -------      -------


             Total interest expense                        8,581           5,736         23,086       17,089
                                                         -------         -------        -------      -------

 Net interest income                                       6,140           6,175         17,931       17,301
 Provision for loan losses                                   120             193            330          538
                                                         -------         -------        -------      -------
    Net interest income after provision for
    loan losses                                            6,020           5,982         17,601       16,763
                                                         -------         -------        -------      -------

Other income
   Fees from fiduciary activities                            122             147            389          430
   Fees from loan servicing                                  204             172            582          618
   Fees for other services to customers                      665             569          1,876        1,647
   Gains from sales of loans                                  60              52            139          256
   Securities gains, net                                       -               -              -            -
   Other income                                              122              85            321          296
                                                         -------         -------        -------      -------


             Total other income                            1,173           1,025          3,307        3,247
                                                         -------         -------        -------      -------

Other expenses
    Salaries and employee benefits                         2,662           2,461          7,852        7,211
    Occupancy expense                                        389             307          1,124          926
    Equipment expense                                        360             308          1,074          946
    Data processing and courier                              231             227            686          640
    Operation of other real estate                           (13)             50            (70)           9
    Other operating expenses                               1,030           1,179          2,982        3,244
                                                         -------         -------        -------      -------
             Total other expenses                          4,659           4,532         13,648       12,976
                                                         -------         -------        -------      -------

             Income before income taxes                    2,534           2,475          7,260        7,034

Income tax expense                                           776             716          2,204        2,102
                                                         -------         -------        -------      -------

Net Income                                               $ 1,758         $ 1,759        $ 5,056      $ 4,932
                                                         =======         =======        =======      =======

Net income per share (1)                                 $  0.24         $  0.24        $  0.68      $  0.67

Cash dividends per share                                 $  0.10         $  0.09        $  0.30      $  0.27

(1) Based on 7,443,036 average shares outstanding in 2000 and 7,396,062 in 1999.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (dollars in thousands)




                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                     2000         1999        2000         1999
                                                     ----         ----        ----         ----

Net Income                                         $ 1,758     $ 1,759      $ 5,056     $ 4,932
                                                   -------     -------      -------     -------


Other comprehensive income, net of tax:

Unrealized gains on securities:
     Unrealized holding gains (losses) arising
     during Period                                   1,222        (573)       1,193      (2,753)
                                                   -------     -------      -------     -------



Comprehensive income                               $ 2,980     $ 1,186      $ 6,249     $ 2,179
                                                   =======     =======      =======     =======


                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)



                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                       2000           1999
                                                                                       ----           ----
                                                                                     (dollars in thousands)
Cash flows from operating activities:
Interest received from:
       Loans                                                                        $ 32,838      $ 27,440
       Investments                                                                     6,715         6,345
Fees and service charges                                                               2,942         3,008
Interest paid to depositors                                                          (16,279)      (14,349)
Interest paid to others                                                               (5,735)       (2,539)
Cash paid to suppliers and employees                                                 (12,160)       (8,565)
Income taxes paid                                                                     (2,251)       (2,918)
                                                                                    --------      --------
       Net cash provided by operating activities                                       6,070         8,422


Cash flows from investing activities:
    Principal payments received on investments                                         9,202        38,283
    Purchase of investments                                                          (12,550)      (36,411)
    Proceeds from sale of other real estate owned
                                                                                         990         1,399
    Loans made to customers in excess of principal collected                         (85,583)      (28,861)
    Capital expenditures                                                              (3,780)       (3,001)
                                                                                    --------      --------
         Net cash used in investing activities                                       (91,721)      (28,591)

Cash flows from financing activities:
     Net increase in demand deposits, NOW accounts, and savings
           accounts                                                                   39,262        14,914
     Net increase in advances from borrowers                                          49,483        20,716
     Net increase(decrease) in time deposits                                           4,381        (7,908)
     Proceeds from issuance of common stock                                               41           692
     Redemption of preferred stock                                                        --        (3,160)
     Dividends paid                                                                   (2,976)       (2,661)
                                                                                    --------      --------
          Net cash provided by financing activities                                   90,191        22,593
                                                                                    --------      --------

Net increase in cash and cash equivalents                                              4,540         2,424

Cash and cash equivalents, beginning                                                  19,475        17,560
                                                                                    --------      --------

Cash and cash equivalents, ending                                                   $ 24,015      $ 19,984
                                                                                    ========      ========


                                                                                                SEPTEMBER 30,
                                                                                          2000                 1999
                                                                                         -----                 ----
                                                                                           (dollars in thousands)
Reconciliation of net income to net cash provided by operating activities:
Net income                                                                            $  5,056             $  4,932


Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                                     1,096                  893
        Provision for losses on loans and real estate owned                                330                  538
        Amortization of premium on investments                                             109                  137
        Accretion of discount on investments                                              (131)                (111)
        Cash surrender value increase                                                      (66)                 (41)
        Gain from disposal of ORE                                                         (231)                (137)
        Gain on sale of loans                                                             (138)                (256)
        Proceeds from sale of loans held for sale                                       15,778               23,511
        Originations of loans held for sale                                            (15,639)             (23,255)
        Equity in income of service center                                                (160)                 (78)
        Amortization of goodwill                                                           368                  404
        Amortization of mortgage servicing rights                                           73                   82
        Mortgage servicing rights booked                                                  (182)                (208)
        Deferred compensation                                                              186                  156
        Changes in assets and liabilities:
            Interest receivable                                                         (1,365)                (309)
            Prepaids and other assets                                                       26                  390
            Unearned income                                                                (35)                (233)
            Interest payable                                                             1,072                  201
            Taxes payable                                                                  (47)                (816)
            Deferred taxes                                                                 --                   --
            Other liabilities                                                              (30)               2,622
                                                                                      --------             --------

Total adjustments                                                                        1,014                3,490
                                                                                      --------             --------

Net cash provided by operating activities                                             $  6,070             $  8,422
                                                                                      ========             ========


                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s ("Company") 1999 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the financial position as of September 30, 2000 and December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results to be expected for the entire year.


2. The book value of investment securities, by type, held by the Company are as follows:



                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           2000                 1999
                                                                           ----                 ----
                                                                             (dollars in thousands)
         Investment securities held to maturity:


         Obligations of state and political subdivisions                 $ 16,459             $ 19,380
                                                                         --------             --------

         Investment securities held to maturity                          $ 16,459             $ 19,380
                                                                         ========             ========

         Investment securities available for sale:

         U.S. Treasury and other U.S. government agencies                $ 30,361             $ 22,819
         Obligations of states and political subdivisions                  32,620               31,797
         Mortgage-backed securities                                        66,773               69,410
         Other                                                              1,741                1,674
                                                                         --------             --------

         Investment securities available for sale                        $131,495             $125,700
                                                                         ========             ========



3.   At September 30, 2000 and December 31, 1999, loans were as follows:


                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                           2000                 1999
                                                                           ----                 ----
                                                                            (dollars in thousands)

          Commercial, financial and agricultural                        $ 327,119             $ 267,460
          Real estate - construction                                       34,303                26,535
          Real estate - mortgage                                          153,169               138,029
          Installment                                                      17,687                15,446
          Less:  Deferred loan origination fees, net of costs                (416)                 (451)
                                                                        ---------             ---------
                                                                        $ 531,862             $ 447,019
          Less allowance for loan losses                                   (8,126)               (7,611)
                                                                        ---------             ---------

          Net loans                                                     $ 523,736             $ 439,408
                                                                        =========             =========

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the nine months ended September 30, 2000 and 1999 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this consolidated entity and to its subsidiaries when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

All per share information has been restated to reflect the 2-for-1 stock dividend paid on November 15, 1999.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at September 30, 2000, since that amount, if any, is not estimable.

The acquisition was accounted for using the purchase method of accounting, therefore it could affect future operations. At the time of acquisition, BLBNA had total assets of $101.8 million, deposits of $93.2 million and loans of $83.7 million. On March 15, 1999, BLBNA merged with and into Baylake Bank ("Bank").


Forward-Looking Information

This discussion and analysis of financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," and other such words are intended to identify such forward-looking statements. The statements contained herein and such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any "forward looking statements." In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the relationships; demand for financial products and financial services; the degree of competition by traditional and non-traditional financial services competitors; changes in banking legislation or regulations; changes in tax laws; changes in interest rates; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the general economic conditions, nationally or in the State of Wisconsin.

Results of Operations

For the three months ended September 30, 2000, earnings were relatively unchanged for the quarter when compared to the same quarter last year. Net income of $1.76 million or $.24 basic operating earnings per share was reported for the quarter ended September 30, 2000 and the quarter ended September 30, 1999. On a diluted operating earnings per share, there was no change as the Company recorded $.23 per share in 2000 and 1999.

The annualized return on average assets and return on average equity for the three months ended September 30, 2000 were .96% and 14.26%, respectively, compared to 1.12% and 15.13%, respectively, for the same period a year ago.

The slight decrease in net income for the period is primarily due to improved net interest income after provision for loan losses and an increase in other income offset to a slightly greater extent by increased other and income tax expenses.

For the nine months ended September 30, 2000, net income increased $124,000, or 2.5%, to $5.06 million from $4.93 million for the first nine months of 1999. The change in net income for the period is primarily due to improved net interest income after provision for loan losses and an increase in other income offset to a slightly lesser extent by increased other and income tax expenses. For the nine-month period, basic operating earnings per share increased to $.68 per share in 2000 compared with $.67 in 1999, an increase of 1.5%. On a diluted operating earnings per share basis, the Company recorded $.66 per share in the first nine months of 2000, compared to $.64 per share for the same period in 1999.

The annualized return on average assets and return on average equity for the first nine months ended September 30, 2000 were .97% and

14.10%, respectively, compared to 1.08% and 14.24%, respectively, for the same period a year ago.

Cash dividends declared in the first nine months of 2000 increased 11.1% to $.30 per share compared with $.27 for the same period in 1999.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 85.1% of total operating income for the first nine months of 2000, as compared to 84.9% for the first nine months of 1999. Net interest income represents the difference between interest earned on loans, investments and other earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended September 30, 2000 decreased $75,000, or 1.1%, to $6.4 million from $6.5 million for the same period a year ago. Total interest income for the third quarter of 2000 increased $2.8 million, or 22.6%, to $15.0 million from $12.2 million for the third quarter of 1999, while interest expense in the third quarter of 2000 increased $2.8 million, or 49.6%, to $8.6 million when compared to $5.8 million in the third quarter of 1999. The slight decline in net interest income between these two quarterly periods occurred primarily as a result of growth in the average volume of earning assets and non-interest bearing deposits and an increase in the yield on earning assets offset to a greater extent by an increase in interest paying liabilities and an increase in the cost of average interest paying liabilities.

For the three months ended September 30, 2000, average earning assets increased $104.5 million, or 18.4%, when compared to the same period last year. The Company recorded an increase in average loans of $102.4 million, or 24.1%, for the third quarter of 2000 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread remained compressed for the quarter ended September 30, 2000 when compared to the same period a year ago. The interest rate spread decreased 79 basis points to 3.27% at September 30, 2000 from 4.06% in the same quarter in 1999. While the average yield on earning assets increased 31 basis points during the period, the average rate paid on interest-bearing liabilities increased 110 basis points over the same period as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended September 30, 2000 decreased from 4.56% to 3.80% compared to the same period a year ago. The average yield on interest earning assets amounted to 8.87% for the third quarter of 2000, representing an increase of 31 basis points from the same period last year. Total loan yields increased 28 basis points to 9.30%, while total investment yields increased 11 basis points to 6.88%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 80 basis points to 5.21% for the third quarter of 2000 when compared to the third quarter of 1999, while short-term borrowing costs increased 175 basis points to 6.85% comparing the two periods. Long-term borrowing costs increased 15 basis points to 8.65% during the same time period, the result of funds borrowed during the period by the Company at variable rates of interest tied to prime. These factors contributed to a decrease in the Company's overall interest margin for the three months ended September 30, 2000 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.0% for the third quarter of 2000 compared with 91.7% for the same period in 1999. The ratio increased slightly in 2000, primarily as a result of a reduction in non-accrual loans.

Net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2000 increased $616,000, or 3.4%, to $18.9 million from $18.3 million for the same period a year ago. Total interest income for the nine months ended September 30, 2000 increased $6.6 million, or 18.7%, to $42.0 million from $35.4 million for the same period in 1999, while interest expense during the period increased $6.0 million, or 35.1%, to $23.1 million when compared to $17.1 million for the nine months ended 1999. The improvement in net interest income when compared to the prior period occurred primarily as a result of growth in the average volume of earning assets and non-interest bearing deposits and an increase in the yield on earning assets offset to a lesser extent by an increase in interest paying liabilities and an increase in the cost of average interest paying liabilities.

For the nine months ended September 30, 2000, average earning assets increased $78.5 million, or 14.0%, when compared to the same period last year. The Company recorded an increase in average loans of $78.0 million, or 18.7%, for the first nine months of 2000 compared to the same period a year ago.

For the nine months ended September 30, 2000, interest rate spread decreased 44 basis points to 3.47% when compared to 3.91% for the nine months ended September 30, 1999. The average yield on earning assets increased 34 basis points and the average rate paid on interest-bearing liabilities increased 78 basis points over the same period, a result of higher cost of funding from deposit and wholesale funding sources.

Net interest margin (on a federal tax-equivalent basis) for the nine months ended September 30, 2000 decreased from 4.37% to 3.96% compared to the same period a year ago. The average yield on interest earning assets amounted to 8.80% for the first nine months of 2000, representing an increase of 34 basis points from the same period last year. Total loan yields increased 29 basis points to 9.21%, while total investment yields increased 25 basis points to 6.73%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 52 basis points to 5.00% for the first nine months of 2000, while short-term borrowing costs increased 148 basis points to 6.53% comparing the two periods, a result of increased funding costs from federal funds purchased and Federal Home Loan Bank borrowings. Long-term borrowing costs increased 12 basis points to 8.62% over the same period, primarily a result of higher interest costs from variable rate loans borrowed by the Company in the first nine months of 2000. The above factors contributed to a decrease in the Company's overall interest margin for the nine months ended September 30, 2000 as compared to the same period in 1999. Other factors contributing to the decrease was the Company's efforts intended to increase interest-earning assets and thus reduce the percentage of equity to total assets (known as leveraging) by acquiring additional funding, primarily from the Federal Home Loan Bank of Chicago, resulting in higher costs from wholesale funding offset by decreased volume of non-accrual loans.

The ratio of average earning assets to average total assets was 92.0% for the first nine months of 2000 compared with 91.6% for the same period in 1999. The ratio increased slightly in 2000, primarily as a result of a reduction in non-accrual loans.


Provision for Loan Losses

The provision for loan losses for the three months ended September 30, 2000 decreased $73,000, or 37.8%, to $120,000 compared with $193,000 for the third quarter of 1999. For the nine months ended September 30, 2000, the provision for loan losses decreased $208,000, or 38.7%, to $330,000 from $538,000 for the same period last year. Management believes that the current allowance conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio.

Non-Interest Income

Total non-interest income increased $148,000, or 14.4%, to $1.2 million for the third quarter of 2000 when compared to the third quarter of 1999. This increase occurred as a result of increased fees on other customer services, increased gains from sales of loans, increased fees from loan servicing, and increased other income offset to a lesser degree by decreased trust income.

Trust fees decreased $25,000 or 17.0% in the third quarter of 2000 compared to the same quarter in 1999, primarily as a result of a decrease in trust estate business.

Loan servicing fees increased $32,000 or 18.6% to $204,000 in the third quarter of 2000, when compared to the same quarter in 1999. The increase in 2000 resulted from an increase in mortgage servicing rights income and commercial loan servicing income.

Gains on sales on loans in the secondary market increased $8,000 to $60,000 in the third quarter of 2000, when compared to the same quarter in 1999, primarily as a result of increased gains from sales of mortgage and commercial loans.

Service charges on deposit accounts for the third quarter of 2000 showed an increase of $22,000 or 6.1% over 1999 results. Financial service income increased $70,000, or 95.0%, accounting for the remainder of the improvement in fee income generated for other services to customers.

For the first nine months of 2000, non-interest income increased $60,000, or 1.8%, to $3.3 million from $3.2 million for the same period a year ago.

Trust fee income decreased $41,000, or 9.5%, to $389,000 for the first nine months of 2000 compared to the same period in 1999 as a result of decreased trust estate business.

Loan servicing fees decreased $36,000 or 5.8% for the first nine months in 2000, when compared to the same period in 1999. The decrease in 2000 resulted from a decline in mortgage servicing rights income and mortgage servicing income.

Gains on sales on loans in the secondary market decreased $117,000 or 45.7% for the first nine months of 2000, when compared to the same period in 1999, primarily as a result of decreased gains from sales of mortgage and commercial loans taken in the secondary market. Sales of total loans for the first nine months of 2000 decreased to $15.8 million, compared to $23.5 million a year ago.

Service charges on deposit accounts increased $99,000 or 9.8% and financial service income increased $107,000, or 43.4% accounting for the improvement in fee income generated for other services to customers for the first nine months of 2000, when compared to the same period in 1999.


Non-Interest Expense

Non-interest expense increased $127,000, or 2.8%, for the three months ended September 30, 2000 compared to the same period in 1999. Salaries and employee benefits showed an increase of $201,000, or 8.2%, for the period as a result of additional staffing to operate new facilities and salary and related benefit increases. Full time equivalent staff increased to 272 persons from 254 a year earlier. Increases in occupancy (amounting to $82,000 or 26.7%) and equipment expenses (amounting to $52,000 or 16.9%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Other operating expenses decreased $149,000 or 12.6%. Included in 2000 expenses were amortization of goodwill related to the Four Seasons (a purchase of a one bank holding company in July 1996) acquisition of $82,000 (the same as in 1999) and amortization of $39,000 (compared to $12,000 in 1999) related to the BLBNA acquisition.

Legal expense and loan collection expense decreased $209,000 for the three months ended September 30, 2000 primarily as a result of reduced legal issues relating to loan collection efforts of the BLBNA loan portfolio.

Other items comprising other operating expense show an increase of $33,000 or 4.2% in the third quarter of 2000 when compared to the same quarter in 1999. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.90% for the three months ended September 30, 2000 compared to 2.24% for the same period in 1999.

Non-interest expense increased $672,000, or 5.2%, for the nine months ended September 30, 2000 compared to the same period in 1999. Salaries and employee benefits increased $641,000, or 8.9%, primarily for the same reasons as listed above. Occupancy and equipment expenses increased $326,000, or 17.4%, a result of additional depreciation expense from branch expansion in the Green Bay and Waupaca market areas.

Data processing expense increased $46,000, or 7.2%, for the nine months ended September 30, 2000 as compared to the same period a year ago. The increase occurred as a result of additional transaction volume and growth in number of accounts.

Other real estate operations show income of $70,000, the result of net gains of $231,000 taken on sales of other real estate owned offset by $161,000 of costs expensed in the operation and maintenance of other real estate owned properties. $64,000 of the gains resulted from sales of lots in Idlewild Valley, Inc. a former subsidiary of the Bank. Additional gains totaling $167,000 resulted from property sales of seven commercial and five residential mortgage properties formerly held as loans in the BLBNA loan portfolio.

Other operating expenses decreased $262,000, or 8.1%, for the nine months ended September 30, 2000 compared to the same period in 1999. Included in 2000 expenses was amortization of goodwill related to the Four Seasons acquisition of $246,000 (same as previous year) and $118,000 (compared to $155,000 in the previous year) related to the BLBNA acquisition. Legal expense and loan collection expense decreased $221,000, or 53.8%, for the nine months ended September 30, 2000 for primarily the same reasons as listed earlier. Other operating expense decreased $74,000, or .2%, in spite of additional expense for supplies, postage, marketing, and travel expense related to growth in branch expansion efforts. The overhead ratio was 1.99% for the nine months ended September 30, 2000 compared to 2.13% for the same period in 1999.

Income Taxes

Income tax expense for the Company for the three months ended September 30, 2000 was $776,000, an increase of $60,000 or 8.4% compared to the same period in 1999. The increase in income tax provision for the period was due to increased taxable income.

Income tax expense for the Company for the nine months ended September 30, 2000 was $2.2 million, an increase of $102,000, or 4.9% compared to the same period in 1999. The increase in income tax provision for the period was due to increased taxable income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 30.4% for the nine months ended September 30, 2000 compared with 29.9% for the same period in 1999. The effective tax rate of 30.4% consisted of a federal effective tax rate of 26.4% and Wisconsin State effective tax rate of 4.0%.

Balance Sheet Analysis

Loans

At September 30, 2000, total loans increased $84.8 million, or 19.0% to $531.9 million from $447.0 million at December 31, 1999. Growth in the Company's loan portfolio resulted primarily from an increase in commercial loans to $327.1 million at September 30, 2000 compared to $267.5 million at December 31, 1999. In addition, real estate construction loans increased to $34.3 million at September 30, 2000 compared to $26.5 million at December 31, 1999. Real estate mortgage loans increased to $153.2 million at September 30, 2000 compared with $138.0 million at December 31, 1999. Consumer loans increased to $17.7 million at September 30, 2000 compared with $15.4 million at December 31, 1999.

Growth in commercial real estate mortgages and commercial loans occurred as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

-----------------------------------------------------------------------------------------------------------
                                                                               September          December
                                                                               30, 2000           31, 1999
-----------------------------------------------------------------------------------------------------------
Amount of loans by type (dollars in thousands)
-----------------------------------------------------------------------------------------------------------
Real estate-mortgage
-----------------------------------------------------------------------------------------------------------
  Commercial                                                                    $242,963          $201,301
-----------------------------------------------------------------------------------------------------------
  1-4 family residential
-----------------------------------------------------------------------------------------------------------
      First liens                                                                103,538            95,255
-----------------------------------------------------------------------------------------------------------
      Junior liens                                                                25,955            23,811
-----------------------------------------------------------------------------------------------------------
      Home equity                                                                 23,676            18,963
-----------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                            84,156            66,159
-----------------------------------------------------------------------------------------------------------
Real estate-construction                                                          34,303            26,535
-----------------------------------------------------------------------------------------------------------
Installment
-----------------------------------------------------------------------------------------------------------
  Credit cards and related plans                                                   2,030             1,810
-----------------------------------------------------------------------------------------------------------
  Other                                                                           15,657            13,636
-----------------------------------------------------------------------------------------------------------
Less:  deferred origination fees, net of costs                                       416               451
-----------------------------------------------------------------------------------------------------------
      Total                                                                      531,862           447,019
-----------------------------------------------------------------------------------------------------------

Allowance for Possible Loan Losses

Management reviews on a quarterly basis the adequacy of the Allowance for Possible Loan Losses ("APLL") to determine whether the allowance is sufficient to absorb potential losses arising from the credit granting process. Management's evaluation of the adequacy of the APLL is based primarily on management's periodic review and grading of the loan portfolio. Additional factors considered by management include the levels of non-performing loans, other real estate owned, trends in past due and nonperforming loans, loan portfolio growth, changes in loan portfolio composition (mix), historical net charge-offs, present and prospective financial condition of borrowers, general and local economic conditions, specific industry conditions, and other regulatory or legal issues that could affect the Company's loss potential.

At September 30, 2000, the APLL of $8.1 million represented 1.53% of total loans, down from 1.7% at December 31, 1999. APLL of $6.5 million was acquired as a result of the BLBNA acquisition during the fourth quarter of 1998. Loans increased 19.0% from December 31, 1999 to September 30, 2000, while the allowance as a percent of total loans declined as a result of reduced loan loss provision for the first three quarters of 2000. Based on management's analysis of the loan portfolio risk at September 30, a provision expense of $120,000 was recorded for the three months ended September 30, 2000, a decrease of $73,000 or 37.8% compared to the same period in 1999. Net loan recoveries of $48,000 occurred in the third quarter of 2000. For the nine months ended September 30, 2000, provision expense was $330,000, a decrease of $208,000 or 38.7% compared to the same period in 1999. Net loan recoveries of $185,000 occurred in the first nine months of 2000 as compared to net loan charge-offs of $2.5 million for the same period in 1999.

There does exist potential asset quality problems in the loan portfolio, including loans acquired in the BLBNA purchase, although management believes sufficient reserves have been provided in the APLL acquired in the BLBNA purchase to absorb potential losses in the loan portfolio. In the time period since the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate potential problem loans stemming from the BLBNA acquisition. As part of their examination of the Company since the BLBNA acquisition, various regulatory agencies have also performed a review on these loans. Although no assurance can be given, management feels that the majority of these problem loans associated with BLBNA have been identified. Ongoing efforts are being made to collect these loans, and the Company involves the legal process where necessary to minimize risk of further deterioration of these loans for full collectibility.

Commercial, agricultural and other loan net charge-offs represented 156.8% of the total net recoveries for the first nine months of 2000. In the commercial loan sector, recoveries totaling $350,000 on one loan accounted for the net recoveries. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

Management believes that the balance of the allowance for possible loan losses as of September 30, 2000 is sufficient to absorb potential loan losses. While loan volume has increased as a percentage of the Company's portfolio, management did not believe there existed any trends indicating any material portfolio risk. While management uses available information to recognize losses on loans, future adjustments to the APLL may be necessary based on changes in economic conditions and the impact of such change on the Company's borrowers. Various regulatory agencies also review the adequacy of the APLL, in conjunction with their examination process. Such regulatory agencies may require that changes in the APLL be recognized when their credit evaluations differ from those of management, based on such regulatory agencies' judgments about information available to them at the time of examination process.


Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss. This is accomplished by monitoring and reviewing credit policies and procedures on a regular basis.

The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collectibility is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.

Non-performing assets at September 30, 2000 were $12.4 million compared to $12.6 million at December 31, 1999. Other real estate owned totaled $563,000 and consisted of three residential and four commercial properties. Non-accrual loans represented $8.3 million of the total of non-performing assets, of which $4.7 million was acquired by the Company with the BLBNA acquisition. Real estate non-accrual loans accounted for $7.3 million of the total (of which $2.7 million was residential real estate and $4.6 million was commercial real estate), while commercial and industrial non-accruals accounted for $523,000. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans. $4.1 million of troubled debt restructured loans existed at September 30, 2000 compared with $4.5 million at December 31, 1999. Approximately $3.1 million of troubled debt restructured loans at September 30 consists of three commercial real estate credits which were granted various payment concessions and had experienced past cash flow problems. These credits were current at September 30, 2000. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result, the ratio of non-performing loans to total loans at September 30, 2000 was 2.3% compared to 2.8% at 1999 year end. The Company's APLL was 65.5% of total non-performing loans at September 30, 2000 compared to 60.7% at end of year 1999.

Potential problem loans at September 30, 2000 are restricted to two commercial borrowers with credits aggregating approximately $3.6 million. One commercial credit secured by real estate totaling $1.2 million is currently past due and experiencing significant liquidity problems. The borrower has informed management that a sale of the real estate to a third party is expected in the fourth quarter. Management reasonably believes that consummation of such a transaction would result in repayment of this outstanding loan. The second commercial loan customer, with a credit totaling $2.4 million, is undergoing management changes and, as a result, has experienced liquidity problems. This credit was not current at September 30, 2000, but will be monitored for future performance as management change is now in place. Management's evaluation of the borrower's existing collateral supports an expectation of full recovery even in the event of liquidation, regardless of future performance, consummation of a business combination transaction or potential default.

Investment Portfolio

At September 30, 2000, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $2.9 million, or 2.0% to $148.0 million from $145.1 million at December 31, 1999. At September 30, 2000, the investment portfolio represented 19.9% of total assets compared with 22.4% at December 31, 1999.

Securities held to maturity and securities available for sale consist of the following:

                              At September 30, 2000
                             (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
                                             Amortized               Gross                Gross           Estimated
                                              Cost                   Unrealized           Unrealized     Market Value
                                                                     Gains                Losses
---------------------------------------------------------------------------------------------------------------------
Securities held to
maturity
---------------------------------------------------------------------------------------------------------------------
Obligations    of                            $ 16,459                 $ 69               $   63             $ 16,465
states & political
subdivisions
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Securities
available for sale
---------------------------------------------------------------------------------------------------------------------
Obligations of U.S.                            30,284                  137                   60               30,361
Treasury & other
U.S. Agencies
---------------------------------------------------------------------------------------------------------------------
Mortgage-backed                                68,827                   16                2,070               66,773
securities
---------------------------------------------------------------------------------------------------------------------
Obligations of                                 32,411                  345                  136               32,620
states & political
subdivisions
---------------------------------------------------------------------------------------------------------------------
Equity securities                               1,741                                                          1,741
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Total securities                             $133,263                 $498               $2,266             $131,495
available for sale
---------------------------------------------------------------------------------------------------------------------




                              At December 31, 1999
                             (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
                                             Amortized               Gross                Gross           Estimated
                                              Cost                   Unrealized           Unrealized     Market Value
                                                                     Gains                Losses
---------------------------------------------------------------------------------------------------------------------
Securities held to
maturity
---------------------------------------------------------------------------------------------------------------------
Obligations of                               $ 19,380                  $10              $   131             $ 19,259
states & political
subdivisions
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Securities
available for sale
---------------------------------------------------------------------------------------------------------------------
Obligations  of U.S.                         $ 22,851                  $54              $    86             $ 22,819
Treasury & other
U.S. Agencies
---------------------------------------------------------------------------------------------------------------------
Mortgage-backed                                71,876                   23                2,489               69,410
securities
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Obligations of states &                        32,413                  122                  738               31,797
political
subdivisions
---------------------------------------------------------------------------------------------------------------------
Equity securities                               1,674                                                          1,674
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Total securities                             $128,814                 $199               $3,313             $125,700
available for sale
---------------------------------------------------------------------------------------------------------------------



At September 30, 2000, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)


                                     Securities Held to Maturity                     Securities Available for Sale
----------------------------------------------------------------------------------------------------------------------------
                                 Amortized Cost          Market Value            Amortized Cost          Market Value
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Within 1 year                     $    576                 $   576                $ 15,061                $ 15,033
----------------------------------------------------------------------------------------------------------------------------
After 1 but within 5 years           7,968                   7,927                  67,674                  66,095
----------------------------------------------------------------------------------------------------------------------------
After 5 but within 10 years          3,182                   3,228                  26,625                  26,629
----------------------------------------------------------------------------------------------------------------------------
After 10 years                       4,733                   4,734                  22,162                  21,997
----------------------------------------------------------------------------------------------------------------------------
Equity                                   0                       0                   1,741                   1,741
securities
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Total                             $ 16,459                 $16,465                $133,263                $131,495
----------------------------------------------------------------------------------------------------------------------------


Deposits

Total deposits at September 30, 2000 increased $43.6 million, or 8.7%, to $547.7 million from $504.1 million at December 31, 1999. Non-interest bearing deposits at September 30, 2000 increased $16.8 million, or 28.4%, to $76.0 million from $59.2 million at December 31, 1999. Interest-bearing deposits at September 30, 2000 increased $26.8 million, or 6.0%, to $471.7 million from $444.9 million at December 31, 1999. Interest-bearing transaction accounts (NOW deposits) decreased $5.5 million, primarily in public fund deposits. Savings deposits increased $28.0 million, or 18.6%, to $178.5 million at September 30, 2000 when compared to $150.5 million at December 31, 1999. Time deposits (including time, $100,000 and over and other time) increased $4.4 million (includes increase of $9.6 million in time deposits over $100,000), or 1.8%, to $249.8 million at September 30, 2000 when compared to $245.4 million at December 31, 1999. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's geographical expansion in recent years, this effect has been minimized as additional branch facilities in less seasonal locations have continued to provide deposit growth.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2000 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service.


Short Term Borrowings

Short-term borrowings at September 30, 2000 consist of federal funds purchased, securities under agreements to repurchase, borrowings from an unaffiliated bank and borrowings from the Federal Home Loan Bank ("FHLB"). Total short-term borrowings at September 30, 2000 increased $47.8 million to $137.0 million from $89.2 million at December 31, 1999. FHLB borrowings increased from $80 million at December 31, 1999 to $112 million at September 30, 2000. Borrowings from an unaffiliated bank total $6 million and consist of two borrowings of $3 million, each with a term of one year. The interest rate on these borrowings is calculated at prime less 1%. These borrowings are secured by a pledge of common stock of the Bank. The balance of the increase was in federal funds purchased.

Short-term borrowings increased in order to fund growth in the loan portfolio. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.


Long Term Debt

Long-term debt at September 30, 2000 consists of two separate borrowings. Long-term debt of $1.8 million consists of a note by the Company in the face amount of $2 million (current balance $1.8 million) requiring quarterly payments of $100,000 with a term of two years. The interest rate on this borrowing is calculated at prime less 1%. This borrowing is secured by a pledge of the common stock of the Bank. In addition, long-term debt of $211,000 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.


Liquidity

Liquidity refers to the ability of the Company, and the Bank, to generate adequate amounts of cash on a timely basis to meet its needs for cash. Management views its liquidity as the ability to raise cash at reasonable costs or with a minimum of loss and as a measure of balance sheet flexibility to react to marketplace, regulatory and competitive changes. The Company and the Bank have different liquidity considerations.

The Company's objective is to manage its liquidity position in order to provide the funds necessary to pay dividends to shareholders, service debt, and to invest in the subsidiary Bank. The Company's primary funding sources to meet its liquidity requirements are dividends from the Bank, borrowings from nonaffiliated banks, and proceeds from the issuance of equity.

Adequate liquidity at the Bank is necessary to handle fluctuations in deposit levels, to provide for the credit needs of customers, and to take advantage of investment opportunities as they are presented in the marketplace. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of its assets and strong capital positions. The Bank attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Although the percentage of earning assets represented by loans is increasing, management believes that liquidity is adequate to support loan growth and deposit flows. At September 30, 2000, the Bank had $60.0 million of established lines of credit with nonaffiliated banks, of which $15.8 million was outstanding at September 30, 2000.

As shown in the Company's Consolidated Statements of Cashflows for the nine months ended September 30, 2000, cash and cash equivalents increased $4.5 million during the period to $24.0 million at September 30, 2000. The increase primarily reflected $6.1 million in net cash provided by operating activities and $90.2 million by financing activities offset by $91.7 million used in financing activities. Net cash provided by operating activities consisted of the Company's net income for the periods increased by adjustments for non-cash expenditures. Net cash used in investing activities consisted of a net increase in investment activities and loans plus necessary capital expenditures. Net cash provided by financing activities resulted primarily from an increase in short term deposits and borrowed funds offset by payment of dividends and a decrease in time deposits. A component of the Company's strategy to enter additional markets will continue to concentrate on core deposit growth and utilize other funding sources such as the FHLB so as to reduce reliance on short-term funding needs.

Management believes that, in the current economic environment, the Company's and the Bank's liquidity positions are adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank's or the Company's liquidity.

Interest Rate Sensitivity

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. Control and monitoring of interest rate risk is a primary objective of asset/liability management. The Bank uses an Asset/Liability Committee ("ALCO") to manage risks associated with changing interest rates, changing asset and liability mixes, and the impact of such changes on earnings. The sensitivity of net interest income to market rate changes is evaluated monthly by the ALCO using "static gap analysis" and simulation of earnings modeling.

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. The mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability sensitive gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increase net interest income. Alternatively asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur such that a liability sensitivity gap position would decrease net interest income and an asset sensitivity gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities.

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Company is liability sensitive. The analysis considers money market index accounts and 25% of NOW accounts to be rate sensitive within three months. Regular savings, money market deposit accounts and 75% of NOW accounts are considered to be rate sensitive within one to five years. While these accounts are contractually short-term in nature, it is the Company's experience that repricing occurs over a longer period of time. The Company views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories, including loans and investments as well as other paying liability categories such as time deposits, are scheduled according to their contractual maturities. The "static gap analysis" provides a representation of the Company's earnings sensitivity to changes in interest rates. It is a static indicator and does not reflect various repricing characteristics. Accordingly, a "static gap analysis" may not necessarily be indicative of the sensitivity of net interest income in a changing rate environment.



                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                            AS OF SEPTEMBER 30, 2000

                                             Within           Four to       Seven to     One Year        Over
                                             Three              Six          Twelve       To Five        Five
                                             Months           Months         Months        Years         Years       Total
                                             ------           ------         ------        -----         -----       -----
(In thousands)

Earning assets:
  Investment securities                       $  7 908        $ 4 273        $  9 703      $ 74 066    $ 57 847    $153 797
  Federal funds sold                                 0              0               0             0           0           0
  Loans and leases
     Variable rate                             151 881          18 056              0        27 593          75     197 605
     Fixed rate                                 40 207          26 580         44 258       212 610       2 723     326 378
                                              --------        --------       --------      --------      ------    --------
  Total loans and leases                      $192 088        $ 44 636       $ 44 258      $240 203    $  2 798    $523 983
                                              --------        --------       --------      --------    --------    --------
Total earning assets                          $199 996        $ 48 909       $ 53 961      $314 269    $ 60 645    $677 780
                                              ========        ========       ========      ========    ========    ========
Interest bearing liabilities:
  NOW Accounts                                $ 10 880        $      0       $      0      $ 32 641    $      0    $ 43 521
  Savings Deposits                             130 033               0              0        48 418           0     178 451
  Time Deposits                                 76 481          39 950        110 749        22 586           0     249 766
  Borrowed Funds                               106 266              52          7 500        25 159           0     138 977
                                              --------        --------       --------      --------    --------    --------
Total interest bearing                        $323 660        $ 40 002       $118 249      $128 804    $      0    $610 715
  liabilities                                 ========        ========       ========      ========    ========    ========


Interest sensitivity gap                    $(123 664)      $    8 907      $(64 288)      $185 465    $ 60 645    $ 67 065
  (within periods)

Cumulative interest                         $(123 664)      $(114 757)     $(179 045)      $  6 420    $ 67 065
  Sensitivity gap

Ratio of cumulative interest                   -18.25%         -16.93%        -26.42%         -0.95%       9.89%
  sensitivity gap to rate
  sensitive assets

Ratio of rate sensitive assets                  61.79%         122.27%         45.63%        243.99%         --
  to rate sensitive
  liabilities
Cumulative ratio of rate
  sensitive assets to rate                      61.79%          68.44%         62.85%        101.05%     110.98%
  sensitive liabilities


In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 200 basis point parallel rate shock. The resulting simulations indicated a plus or minus 2.2% adjustment in net income under these scenarios for the period ended September 30, 2000. This result was within the policy limits established by the Company.

Management continually reviews its interest risk position through the ALCO process. Management's philosophy is to maintain relatively matched rate sensitive asset and liability positions within the range described above in order to provide earnings stability in the event of significant interest rate changes.


Capital Resources

Shareholders' equity at September 30, 2000 increased $4.1 million or 8.8% to $50.3 million, compared with $46.2 million at end of year 1999. This increase includes a change of $1.2 million to capital in 2000 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $2.9 million or 6.3% for the period between September 30, 2000 and December 31, 1999.

At September 30, 2000, the Company's risk-based Tier 1 Capital Ratio was 8.01%, the total risk based capital ratio was 9.26% and the leverage ratio was 6.35%. The Company is "adequately capitalized" under all applicable regulatory capital requirements and Bank is "well capitalized".


The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                                To Be Well
                                                                                                Capitalized
                                                                                               Under Prompt
                                                                       For Capital              Corrective
                                                 Actual                 Adequacy                  Action
                                                                        Purposes                Provisions
----------------------------------------------------------------------------------------------------------------
                                           Amount       Ratio       Amount      Ratio        Amount      Ratio
----------------------------------------------------------------------------------------------------------------
As of September 30,
2000
----------------------------------------------------------------------------------------------------------------
  Total Capital (to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------

    Company                                 53,226       9.26%      45,993        8.00%         N/A         N/A
----------------------------------------------------------------------------------------------------------------
    Bank                                    60,162      10.41%      46,237        8.00%      57,796      10.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital(to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 46,027       8.01%      22,996        4.00%         N/A         N/A
----------------------------------------------------------------------------------------------------------------
    Bank                                    52,927       9.16%      23,118        4.00%      34,677       6.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital  (to
  Average Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 46,027       6.35%      29,006        4.00%         N/A         N/A
----------------------------------------------------------------------------------------------------------------
    Bank                                    52,927       7.30%      29,006        4.00%      36,258       5.00%
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
----------------------------------------------------------------------------------------------------------------

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. Management believes that, in light of current capital levels and projected earnings levels, capital levels are adequate to meet the ongoing and future concerns of the Company.


Year 2000

The Company did not encounter computer or system problems from the transition into the year 2000 ("Y2K") or subsequent problems after December 31, 1999, nor does management expect any material Y2K problems in the future. However, management has decided to maintain a Y2K specific contingency plan in an effort to mitigate any such risks.


Item 3  Quantitative and Qualitative Disclosure about Market Risk.

The Company's financial performance is affected by, among other factors, credit risk and interest rate risk. The Company does not use derivatives to mitigate its interest rate risk or credit risk, relying instead on loan review and its loan loss reserve.

The Company's earnings are derived from the operations of its direct and indirect subsidiaries with particular reliance on net interest income, calculated as the difference between interest earned on loans and investments and the interest expense paid on deposits and other interest bearing liabilities, including advances from FHLB and other borrowings. Like other financial institutions, the Company's interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Board of Governors of the Federal Reserve System. Changes in the economic environment may influence, among other matters, the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Fluctuations in interest rates are not predictable or controllable.

As of September 30, 2000, the Company was in compliance with its management policies with respect to exposure to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 1999, as described in the Company's 1999 Form 10-K Annual Report.

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

None


Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Bank constructed a full-service branch facility in the village of Ashwaubenon, located in Brown County, Wisconsin. Completion of this project occurred early in the third quarter of 2000. The cost of construction was $1.1 million.

The Bank remodeled a leased site in downtown Green Bay, Wisconsin. Completion of this project occurred in the third quarter of 2000. The cost of construction was approximately $390,000.

The Bank constructed a new facility in Kewaunee, Wisconsin to replace an existing leased facility. Completion occurred early in the third quarter of 2000. The cost of construction was approximately $625,000.

The Bank purchased land and a building in the late third quarter of 1999 in Seymour, Wisconsin for $475,000. The Bank's intentions are to remodel that building in the year 2001 to replace a facility currently in use.

The Bank purchased land in the city of Luxemburg located in Kewaunee County, Wisconsin in January 1999. No plans have been made at present on this purchase.


Item 6.   Exhibits and Reports on Form 8-K

(a).  The following exhibits are furnished herewith:

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------
11                                     Statement re:  computation of per share earnings

15                                     Letter re:  unaudited interim financial information

27                                     Financial Data Schedule


(b).  Reports on Form 8-K

There were no Current Reports on Form 8-K filed for the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BAYLAKE CORP.
                                    --------------------------------------------



Date:  October 26, 2000                /s/              Thomas L. Herlache
     -------------------            --------------------------------------------
                                                        Thomas L. Herlache
                                                        President (CEO)


Date:  October 26, 2000                /s/              Steven D. Jennerjohn
     -------------------            --------------------------------------------
                                                        Steven D. Jennerjohn
                                                        Treasurer (CFO)

                                  Exhibit Index


EXHIBIT NUMBER                  DESCRIPTION
--------------                  ------------
11                              Statement re:  computation of per share earnings

15                              Letter re:  unaudited interim financial information

27                              Financial Data Schedule