Form 10-Q/A
period 2000-09-30
BAYLAKE CORP
filed 2000-12-22
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                               ------------------

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                              ----------------------   ------------------------

Commission file number                      0-8679
                      ---------------------------------------------------------

                                  Baylake Corp
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Wisconsin                                             39-1268055
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (Identification No.)
 incorporation or organization)

217 North Fourth Avenue             Sturgeon Bay,  WI                  54235
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

Yes      X        No
    --------        --------

Indicate the number of shares outstanding of each issuer's classes of common stock as of December 21, 2000.

                             $5.00 Par Value Common
                                7,445,574 shares

                         PART 1 - FINANCIAL INFORMATION



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


Provision for Loan Losses
The provision for loan losses is the periodic cost (not less than quarterly) of providing an allowance for anticipated loan losses. In any accounting period, the amount of provision is based on management's evaluation of the loan portfolio, especially nonperforming and other potential problem loans, taking into consideration many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan quality, general economic factors and collateral values.

The provision for loan losses for the three months ended September 30, 2000 decreased $73,000, or 37.8%, to $120,000 compared with $193,000 for the third quarter of 1999. For the nine months ended September 30, 2000, the provision for loan losses decreased $208,000, or 38.7%, to $330,000 from $538,000 for the same period last year. Management believes that the current allowance conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Loan Losses" below.


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

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):


                                                     September         December
                                                      30, 2000         31, 1999
                                                     ---------         --------
Amount of loans by type (dollars in thousands)
Real estate-mortgage
  Commercial                                          $242,963          $201,301
  1-4 family residential
      First liens                                      103,538            95,255
      Junior liens                                      25,955            23,811
      Home equity                                       23,676            18,963
Commercial, financial and agricultural                  84,156            66,159
Real estate-construction                                34,303            26,535
Installment
  Credit cards and related plans                         2,030             1,810
  Other                                                 15,657            13,636
Less:  deferred origination fees, net of costs             416               451
                                                      --------          --------
      Total                                            531,862           447,019
                                                      ========          ========


Risk Management and the Allowance for Loan Losses
The loan portfolio is the Company's primary asset subject to credit risk. To reflect the currently perceived credit risk in the loan portfolio, the Company sets aside an allowance or reserve for credit losses through periodic charges to earnings. These charges are shown in the Company's consolidated income statement as provision for loan losses. See "Provision for Loan Losses" above. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and an on-going review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. Charged-off loans are subject to periodic review, and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

Management reviews the adequacy of the allowance for loan losses ("allowance" or "ALL") on a quarterly basis to determine whether the allowance is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Management's evaluation of the adequacy of the allowance is based primarily on management's periodic assessment and grading of the loan portfolio as described below. Additional factors considered by management include past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect credit losses.

Loans are initially graded when originated. They are re-graded as they are renewed, when there is a loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. The loan review, or grading, process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported at least quarterly to the directors' loan committee and reviewed at the officers' loan committee for action to be taken. Watch list loans are those loans considered to have weakness in either character, capacity to repay or balance sheet concerns and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

1.  Adverse financial trends and condition
2.  Decline in the entire industry
3.  Managerial problems
4. Customer's failure to provide financial information or other collateral documentation
5.  Repeated delinquency, overdrafts or renewals.

Every significant problem credit is reviewed by the loan review process and assessments are performed quarterly to confirm the risk rating, proper accounting and the adequacy of loan loss reserve assigned.

After reviewing the gradings in the loan portfolio, management will allocate or assign a portion of the allowance to groups of loans and individual loans to cover management's estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS 118"). Allocations also are made for unrated loans, such as credit card loans, based on historical loss experience adjusted for portfolio activity. These allocated reserves are further supplemented by unallocated reserves based on management's judgment regarding risk of error, local economic conditions and any other relevant factors. Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover management's best estimate of probable losses, management records additional provision for credit loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

As the following table indicates, the ALL at September 30, 2000 was $8.1 million compared with $7.6 million at December 31, 1999. Loans increased 19.0% from December 31, 1999 to September 30, 2000, while the allowance as a percent of total loans declined due to reduced loan loss provision for the first three quarters of 2000. The September 30, 2000 ratio of ALL to outstanding loans was 1.53% compared with 1.70% at December 31, 1999, and the ALL as a percentage of nonperforming loans was 65.5% at September 30, 2000 compared to 60.7% at end of year 1999. Based on management's analysis of the loan portfolio risk at September 30, 2000, a provision expense of $120,000 was recorded for the three months ended September 30, 2000, a decrease of $73,000 or 37.8% compared to the same period in 1999. The provision for the nine months ended September 30, 2000 was $330,000 compared to $538,000 a year earlier. Net loan recoveries of $48,000 occurred in the third quarter of 2000, and the ratio of net charge-offs to average loans for the period ended September 30, 2000 was (0.05%) compared to 0.79% at September 30, 1999. Net loan recoveries of $185,000 occurred in the first nine months of 2000 as compared to net charge-offs of $2.5 million for the same period in 1999. Commercial, agricultural and other loan net charge-offs represented 156.8% of the total net recoveries for the first nine months of 2000. In the commercial loan sector, recoveries totaling $350,000 on one loan accounted for the net recoveries.


           Allowance for Loan Losses and Nonperforming Assets
                             (dollars in thousands)



                                        For the period ended       For the period ended       For the period ended
                                         September 30 ,2000         September 30, 1999          December 31, 1999
                                        --------------------       --------------------       --------------------
Allowance for
Loan Losses ("ALL")
Balance at beginning of                        $7,611                     $11,035                    $11,035
period
Balance related to                                                           (900)                      (900)
acquisitions
Provision for loan losses                         330                         538                        850



                                        For the period ended       For the period ended       For the period ended
                                         September 30 ,2000         September 30, 1999          December 31, 1999
                                        --------------------       --------------------       --------------------
Charge-offs                                        423                      4,270                      5,362
Recoveries                                         608                      1,813                      1,988
                                                   ---                      -----                      -----
Balance at end of period                         8,126                      8,216                      7,611

Net charge-offs ("NCOs")                          (185)                     2,457                      3,374

Nonperforming Assets:
Nonaccrual loans                                $8,336                      9,234                      8,086
Accruing loans past due 90                           0                          0                          0
days or more
Restructured loans                               4,074                      4,041                      4,458
                                                 -----                      -----                      -----

Total nonperforming loans                       12,410                     13,275                     12,544
("NPLs")
Other real estate owned                            563                        142                         71
                                                   ---                        ---                         --

Total nonperforming assets                     $12,973                     13,417                     12,615
("NPAs")
Ratios:
ALL to NCO's (annualized)                      (43.92)                      3.34                       2.26
NCO's to average loans                          (0.05%)                     0.79%                      0.80%
(annualized)
ALL to total loans                              1.53%                      1.89%                      1.70%
NPL's to total loans                             2.33%                      3.06%                      2.81%
NPA's to total assets                            1.74%                      2.12%                      2.82%
ALL to NPL's                                   65.48%                     61.89%                     60.67%

While management uses available information to recognize losses on loans, future adjustments to the ALL may be necessary based on changes in economic conditions and the impact of such change on the Company's borrowers.
Consistent with generally accepted accounting principles ("GAAP") and with the methodologies used in estimating the unidentified losses in the loss portfolio, the ALL consists of several components.

First, the allowance includes a component resulting from the application of the measurement criteria of SFAS 114 and SFAS 118. The amount of this component is included in the various categories presented in the following table.

The second component is statistically based and is intended to provide for losses that have occurred in large groups of smaller balance loans, the credit quality of which are impracticable to re-grade at end of period. These loans would include residential real estate, consumer loans and loans to small businesses generally in principal amounts of $100,000 and less. The loss factors are based primarily on the Company's historical loss experience tracked over a three-year period and accordingly will change over time. Due to the fact that historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ.

The final or "unallocated" component of the allowance is intended to absorb losses that may not be provided for by the other components. There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the ALL is used to provide for the losses that have occurred because of these reasons.

The first reason is that there are limitations to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating probable losses involves a significant degree of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. The overall number of loans in the portfolio also makes it impracticable to re-grade every loan each quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. In addition, it is possible that grading and loan review may be done without knowing whether all relevant facts are at hand. Troubled borrowers may inadvertently or deliberately omit important information from correspondence with lending officers regarding their financial condition and the diminished strength of repayment sources.

The second reason is that loss estimation factors are based on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. For example, with respect to loans to borrowers who are influenced by trends in the local tourist industry, management considers the effects of weather conditions, market saturation, and the competition for borrowers from other tourist destinations and attractions.

Third, the loss estimation factors do not give consideration to the seasoning, or maturity, of the loan portfolio. Seasoning is relevant because losses are less likely to occur in loans that have been performing satisfactorily for several years than in loans that are more recent.

Finally, the loss estimation factors do not give consideration to changes in the interest rate environment. For example, borrowers with variable rate loans may be less able to manage their debt service if interest rates rise.

For these reasons, management regards it as both a more practical and a more prudent practice to maintain the total allowance at an amount larger than the sum of the amounts allocated as described above.

The following table shows the amount of the ALL allocated for the time periods indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance allocated to them than do loans which have less risk.

Consideration for making such allocations is consistent with the factors discussed above, and all of the factors are subject to change; thus, the allocation is not necessarily indicative of the loan categories in which future loan losses will occur. It would also be expected that the amount allocated for any particular type of loan will increase or decrease proportionately to both the changes in the loan balances and to increases or decreases in the estimated loss in loans of that type. In other words, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance allocated.

                  Allocation of the Allowance for Loan Losses
                             (dollars in thousands)


                                             Percent of                    Percent of                   Percent of
                                Sept 30,      loans to         Sept 30,      loans to        Dec 31,      loans to
                                 2000          total            1999          total           1999         total
                                Amount         loans           Amount         loans          Amount        loans
                                ------       ----------       -------      ----------     --------      ---------
Commercial, financial            $515          15.83%           616         15.26%            814         14.80%
& agricultural
Commercial real estate          3,324          45.60%         2,717         44.04%          2,605         44.93%
Real Estate:
          Construction             40           6.45%            21          5.05%             29          5.94%
           Residential          1,823          24.35%         1,358         27.92%          2,484         26.64%
     Home equity lines            103           4.45%           106          4.22%             84          4.24%
Consumer                          105           2.94%           108          3.11%            145          3.05%
Credit card                        54           0.38%            41          0.40%             42          0.40%
Loan commitments                  132                           120                           130
Not specifically                2,029                         3,129                         1,278
                                -----                         -----                        ------
allocated
Total allowance                $8,126         100.00%        $8,216        100.00%         $7,611        100.00%



                                             Percent of                    Percent of                   Percent of
                                Sept 30,      loans to         Sept 30,      loans to        Dec 31,      loans to
                                 2000          total            1999          total           1999         total
                                Amount         loans           Amount         loans          Amount        loans
                                ------       ----------       -------      ----------     --------      ---------

Allowance for loan            1.53%                           1.89%                        1.70%
loss as a percentage
of total loans
Period end loans             $531,862                        $433,821                     $447,019


While there exists probable asset quality problems in the loan portfolio, including loans acquired in the BLBNA purchase, management believes sufficient reserves have been provided in the allowance to absorb probable losses in the loan portfolio at September 30, 2000. In the time period since the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate problem loans stemming from the BLBNA acquisition. Although no assurance can be given, management feels that the majority of these problem loans associated with BLBNA have been identified. Ongoing efforts are being made to collect these loans, and the Company involves the legal process where necessary to minimize the risk of further deterioration of these loans for full collectibility.

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

Non-performing assets at September 30, 2000 were $12.4 million compared to $12.6 million at December 31, 1999. Other real estate owned totaled $563,000 and consisted of three residential and four commercial properties. Non-accrual loans represented $8.3 million of the total of non-performing assets, of which $4.7 million was acquired by the Company with the BLBNA acquisition. Real estate non-accrual loans accounted for $7.3 million of the total (of which $2.7 million was residential real estate and $4.6 million was commercial real estate), while commercial and industrial non-accruals accounted for $523,000. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans. $4.1 million of troubled debt restructured loans existed at September 30, 2000 compared with $4.5 million at December 31, 1999. Approximately $3.1 million of troubled debt restructured loans at September 30 consists of three commercial real estate credits which were granted various payment concessions and had experienced past cashflow problems. These credits were current at September 30, 2000. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result, the ratio of non performing loans to total loans at September 30, 2000 was 2.3% compared to 2.8% at 1999 year end. The Company's ALL was 65.5% of total non-performing loans at September 30, 2000 compared to 60.7% at end of year 1999.

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

Securities held to maturity and securities available for sale consist of the following: (dollars in thousands)

                              At September 30, 2000
                             (dollars in thousands)

                                                          Gross             Gross
                                    Amortized           Unrealized        Unrealized           Estimated
                                      Cost                Gains             Losses           Market Value
                                    ---------           ----------        ----------         ------------
Securities held to maturity

Obligations of states &             $ 16,459               $ 69              $ 63              $ 16,465
political subdivisions

Securities available for sale
Obligations of U.S. Treasury &        30,284                137                60                30,361
other U.S. Agencies

Mortgage-backed securities            68,827                 16             2,070                66,773

Obligations of states &               32,411                345               136                32,620
political subdivisions

Equity securities                      1,741                                                      1,741
                                    --------               ----            ------              --------
Total securities available for      $133,263               $498            $2,266              $131,495
                                    ========               ====            ======              ========
sale




                              At December 31, 1999
                             (dollars in thousands)

                                                          Gross             Gross
                                    Amortized           Unrealized        Unrealized           Estimated
                                      Cost                Gains             Losses           Market Value
                                   ----------           ----------        ----------         ------------
Securities held to maturity

Obligations of states &             $ 19,380                $10              $131              $ 19,259
political subdivisions

Securities available for sale
Obligations of U.S. Treasury &      $ 22,851                $54              $ 86              $ 22,819
other U.S. Agencies

Mortgage-backed securities            71,876                 23             2,489                69,410

Obligations of states &               32,413                122               738                31,797
political subdivisions

Equity securities                      1,674                                                      1,674
                                    --------               ----            ------              --------

Total securities  available for     $128,814               $199            $3,313              $125,700
                                    ========               ====            ======              ========
sale


At September 30, 2000, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands)

                                    Securities Held to Maturity         Securities Available for Sale
                                  -------------------------------      ------------------------------
                                  Amortized Cost     Market Value      Amortized Cost    Market Value
                                  --------------     ------------      --------------    ------------

Within 1 year                        $ 576              $ 576           $ 15,061            $ 15,033
After 1 but within 5 years           7,968              7,927             67,674              66,095
After 5 but within 10 years          3,182              3,228             26,625              26,629
After 10 years                       4,733              4,734             22,162              21,997
Equity securities                        0                  0              1,741               1,741
                                  --------            -------           --------            --------
Total                             $ 16,459            $16,465           $133,263            $131,495


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

The Company's objective is to manage its liquidity position in order to provide the funds necessary to pay dividends to shareholders, service debt, and to invest in the subsidiary Bank. The Company's primary funding sources to meets its liquidity requirements are dividends from the Bank, borrowings from nonaffiliated banks, and proceeds from the issuance of equity.

Adequate liquidity at the Bank is necessary to handle fluctuations in deposit levels, to provide for the credit needs of customers, and to take advantage of investment opportunities as they are presented in the marketplace. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of its assets and strong capital positions. The Bank attempts, when possible, to match relative maturities of assets and liabilities, while maintaining the desired net interest margin. Although the percentage of earning assets represented by loans is increasing, management believes that liquidity is adequate to support loan growth and deposit flows. At September 30, 2000, the Bank had $60.4 million of established lines of credit with nonaffiliated banks, of which $15.8 million was outstanding at September 30, 2000.

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

                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                            AS OF SEPTEMBER 30, 2000

                                       Within        Four to        Seven to      One Year      Over
                                       Three          Six            Twelve       To Five       Five
                                       Months        Months          Months        Years        Years         Total
                                       ------        ------         --------      --------      -----         -----
(In thousands)

Earning assets:
  Investment securities               $ 7 908        $ 4 273         $ 9 703      $ 74 066     $ 57 847      $153 797
  Federal funds sold                        0              0               0             0            0             0
  Loans and leases
     Variable rate                    151 881         18 056               0        27 593           75       197 605
     Fixed rate                        40 207         26 580          44 258       212 610        2 723       326 378
                                     --------       --------        --------      --------     --------      --------
  Total loans and leases             $192 088       $ 44 636        $ 44 258      $240 203       $2 798      $523 983
                                     --------       --------        --------      --------     --------      --------
Total earning assets                 $199 996       $ 48 909        $ 53 961      $314 269     $ 60 645      $677 780
                                     ========       ========        ========      ========     ========      ========
Interest bearing liabilities:
  NOW Accounts                       $ 10 880           $  0            $  0      $ 32 641         $  0      $ 43 521
  Savings Deposits                    130 033              0               0        48 418            0       178 451
  Time Deposits                        76 481         39 950         110 749        22 586            0       249 766
  Borrowed Funds                      106 266             52           7 500        25 159            0       138 977
                                     --------       --------        --------      --------     --------      --------
Total interest bearing               $323 660        $40 002        $118 249      $128 804         $  0      $610 715
                                     ========        =======        ========      ========         ====      ========
  Liabilities

Interest sensitivity gap            $(123 664)       $ 8 907        $(64 288)     $185 465     $ 60 645       $67 065
  (within periods)

Cumulative interest                 $(123 664)     $(114 757)      $(179 045)      $ 6 420      $67 065
  Sensitivity gap

Ratio of cumulative interest           -18.25%        -16.93%         -26.42%        -0.95%        9.89%
  Sensitivity gap to rate
  Sensitive assets

Ratio of rate sensitive assets          61.79%        122.27%          45.63%       243.99%          --
  To rate sensitive
  Liabilities
Cumulative ratio of rate
  Sensitive assets to rate              61.79%         68.44%          62.85%       101.05%      110.98%
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


The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)


                                                                                      To Be Well
                                                                                      Capitalized
                                                                                      Under Prompt
                                                               For Capital            Corrective
                                       Actual                   Adequacy                Action
                                                                Purposes              Provisions

                                       Amount       Ratio       Amount      Ratio       Amount      Ratio
                                      -------       -----       ------      -----       ------      -----
As of September 30, 2000
  Total Capital (to
  Risk Weighted Assets)
    Company                           53,226        9.26%      45,993        8.00%         N/A         N/A
    Bank                              60,162       10.41%      46,237        8.00%      57,796      10.00%
  Tier 1 Capital(to
  Risk Weighted Assets)
    Company                           46,027        8.01%      22,996        4.00%         N/A         N/A
    Bank                              52,927        9.16%      23,118        4.00%      34,677       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                           46,027        6.35%      29,006        4.00%         N/A         N/A
    Bank                              52,927        7.30%      29,006        4.00%      36,258       5.00%

As of December 31, 1999
  Total Capital (to
  Risk Weighted Assets)
    Company                           48,903       10.07%      38,867        8.00%         N/A         N/A
    Bank                              48,181        9.93%      38,807        8.00%      48,509      10.00%
  Tier 1 Capital(to
  Risk Weighted Assets)
    Company                           42,811        8.81%      19,433        4.00%         N/A         N/A
    Bank                              42,098        8.68%      19,403        4.00%      29,105       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                           42,811        6.79%      25,220        4.00%         N/A         N/A
    Bank                              42,098        6.68%      25,220        4.00%      31,524       5.00%


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

                                                       BAYLAKE CORP.
                                              ----------------------------------



Date:     December 22, 2000                      /s/    Thomas L. Herlache
     -------------------------------          ----------------------------------
                                                        Thomas L. Herlache
                                                        President (CEO)


Date:     December 22, 2000                     /s/     Steven D. Jennerjohn
     -------------------------------          ----------------------------------
                                                        Steven D. Jennerjohn
                                                        Treasurer (CFO)