Form 10-K
period 2000-12-31
BAYLAKE CORP
filed 2001-03-28
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended                     December 31, 2000
                           -----------------------------------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                         to
                                ---------------------      ---------------------

                        Commission file number 0-8679
                                               ------

                                  BAYLAKE CORP.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Wisconsin                                               39-1268055
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporated or organization)                                Identification No.)

217 North Fourth Avenue., Sturgeon Bay,  WI                          54235
-------------------------------------------                  -------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's Telephone number, including area code:             (920)-743-5551
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:          None
-----------------------------------------------------------  -------------------

Securities registered pursuant to Section 12(g) of the Act:   Common Stock $5
-----------------------------------------------------------  -------------------
                                                                 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      ------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 12, 2001, 7,471,574 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $14.50 reported bid price on that date) held by non-affiliates (excludes a total of 606,559 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $99,542,718.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                           Part of Form 10-K Into Which
            Document                  Portions of Documents are Incorporated
            --------                  --------------------------------------

Definitive Proxy Statement for                       Part III
2001 Annual Meeting of
Shareholders to be Filed
within 120 days of the fiscal
Year ended December 31, 2000

                                 2000 FORM 10-K
                                TABLE OF CONTENTS


                                   DESCRIPTION                                         PAGE NO.
                                   -----------                                         -------


PART I
         ITEM 1.      Business                                                             3
         ITEM 2.      Properties                                                          23
         ITEM 3.      Legal Proceedings                                                   23
         ITEM 4.      Submission of Matters to a Vote of Security Holders                 23

PART II
         ITEM 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters                                                 23
         ITEM 6.      Selected Financial Data                                             25
         ITEM 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 29
         ITEM 7A.     Quantitative and Qualitative Disclosures about Market
                      Risk                                                                59
         ITEM 8.      Financial Statements and Supplementary Data                         60
         ITEM 9.      Changes and Disagreements with Accountants on Accounting and
                      Financial Disclosure.                                               99

PART III
         ITEM 10.     Directors and Executive Officers of the Registrant                  99
         ITEM 11.     Executive Compensation                                              99
         ITEM 12.     Security Ownership of Certain Beneficial Owners and Management      99
         ITEM 13.     Certain Relationships and Related Transactions                     100

PART IV
         ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K    100

                      Signatures                                                         101

ITEM 1.  BUSINESS


General

Baylake Corp., a Wisconsin corporation organized in 1976, ("Baylake" or the "Company") is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended. Baylake's primary activities consist of holding indirectly the stock of Baylake Bank ("Bank"), and providing a wide range of banking and related business activities, through the Bank and its other subsidiaries.

Baylake Bank

The Bank is a Wisconsin State Bank originally chartered in 1876. The Bank conducts its community banking business through 25 financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca, and Waushara Counties. The Bank has eight financial centers in Door County, which is known for its seasonal and tourism related services. The balance of the Bank's financial centers are located in the previously mentioned counties, with the highest concentration, after Door County, in Brown County, which has six financial centers. Other principal industries in Bank's market area include light industry and manufacturing, agriculture, food related products, and to a lesser degree, lumber and furniture.

The Bank is an independent community bank offering a full range of financial services primarily to small businesses and individuals located in its market area. To complement the Bank's traditional banking products, such as demand deposit accounts, various savings account plans, certificates of deposit and real estate, consumer, commercial/industrial and agricultural loans, the Bank offers its customers a variety of services. These services include transfer agency, personal and corporate trust, insurance agency, brokerage, financial planning, cash management and electronic banking services.

In addition to its banking operations, the Bank owns four non-bank subsidiaries:
Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages a portion of the bank's investment portfolio; Bank of Sturgeon Bay Building Corporation, which owns the Bank's main office building in Sturgeon Bay, Wisconsin and nearby conference center facilities and underlying real property; Cornerstone Financial, Inc., which manages the conference center facilities; and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. The Bank also owns a minority (49.8% of the outstanding common stock) interest in United Financial Services, Inc. ("UFS"), a data processing services company, located in Grafton, Wisconsin, that provides data processing services to approximately 22 banks and ATM processing services to 50 banks. The revenues generated by Bank's wholly-owned subsidiaries and UFS amount, in aggregate, to less than 5% of the Bank's total income.

At December 31, 2000, the Bank had total assets of $772.3 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.


Acquisitions

Baylake acquired Evergreen Bank, N.A., from M&I Marshall & Ilsley Bank, Milwaukee, Wisconsin ("M&I") through a stock purchase agreement on October 1, 1998. Pursuant to the stock purchase agreement with M&I, Baylake is only required to pay M&I for the Evergreen Bank, N.A. stock it purchased upon certain events set forth in the stock purchase agreement. Although the payment period set forth in the stock purchase agreement expired, Baylake has committed to M&I that it will treat the payment terms of the stock purchase agreement as though they had not expired. As of December 31, 2000, none of the events that would require Baylake to pay any funds to M&I has occurred. In connection with Baylake's acquisition of Evergreen Bank, N.A., Baylake changed the name of Evergreen Bank, N.A., to Baylake Bank, N.A. ("BLBNA"). On March 15, 1999, Baylake Bank merged with BLBNA.


Lending and Investments

The Company offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. It makes real estate, commercial/industrial, agricultural and consumer loans, in accordance with the basic lending policies established by its board of directors. The Company focuses lending activities on individuals and small businesses in its market area. Lending has, historically, been exclusively within the State of Wisconsin. The Company does not conduct any substantial business with foreign obligors. The markets served by the Company include a wide variety of industries; therefore, Baylake believes the broad business base of its market area limits its exposure to the problems in any particular industry group. However, any general weakness in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing and tourism industries or otherwise) could have a material adverse effect on the business and operations of Baylake.

The Company's total outstanding loans as of December 31, 2000 amounted to approximately $555.1 million, consisting of 81.7% residential, commercial, agricultural and construction real estate loans, 13.5% commercial and industrial loans, 3.2% installment and 1.6% agricultural loans.

The Company maintains a portfolio of other investments, primarily consisting of U.S. Treasury securities, U.S. Government agency securities, mortgage-backed securities, and obligations of states and their political subdivisions. The Company attempts to balance its portfolio to manage interest rate risks, maximize tax advantages and meet its liquidity needs while endeavoring to maximize investment income.

Deposits

The Company offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Company are insured by the Bank Insurance Fund of the FDIC up to statutory limits. At December 31, 2000, the Company's total deposits amounted to $553.3 million, including interest bearing deposits of $484.1 million and non-interest bearing deposits of $69.2 million.

Other Customer Services and Products

Other services and products offered by the Company include transfer agency, safe deposit box services, personal and corporate trust services, conference center facilities, insurance agency and brokerage services, cash management, financial planning and electronic banking services, including eBanc, an Internet banking product for its customers.

Competition

The financial services industry is highly competitive. The Company competes with other financial institutions and businesses in both attracting and retaining deposits and making loans in all of its principal markets. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposit products comes primarily from other commercial banks, savings banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings banks, mortgage banking firms, credit unions, finance companies, leasing companies, and other financial intermediaries. Although no assurance can be given that it will continue to do so, the Bank believes that it has been able to maintain its prominence in these market areas, even though certain competitors have considerably more financial and other resources than does Baylake.

Regulation and Supervision

The banking industry is highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, dividend limitations, limitations on products and services offered, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, that is not within the control of Baylake. This regulation substantially affects the business and financial results of all financial institutions and holding companies, including Baylake and its subsidiaries. As an example, Baylake is subject to the capital and leverage guidelines of the Board of Governors of the Federal Reserve System ("FRB"), which requires that Baylake's capital to asset ratio meet certain minimum standards. For a discussion of the Federal Reserve Board's guidelines and the Company's applicable ratios, see the section entitled "Capital Resources" under
Item 7; "Management's Discussion and Analysis of Financial Condition and Results of Operation."

As a Wisconsin bank, the Bank is subject to supervision and regulation by the Wisconsin Department of Financial Institutions (the "WDFI"), the FRB and the FDIC. As a registered bank holding company under the Bank Holding Company Act, Baylake is subject to review and regulation by the FRB (its primary regulator). Baylake is also subject to review and examination by the WDFI under Wisconsin law.

In addition to general requirements that banks retain specified levels of capital and otherwise conduct their business in a safe and sound manner, Wisconsin law requires that dividends of Wisconsin banks declared and paid without approval of the WDFI be paid out of current earnings or, no more than once within the immediate preceding two years, out of undivided profits in the event that there have been insufficient net profits. Any other dividends require the prior written consent of the WDFI. The Bank is in compliance with all applicable capital requirements and may pay dividends to Baylake.

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

Employees

At December 31, 2000, Baylake and its subsidiaries, had 272 full-time equivalent employees.

Statistical Information

The following statistical information is presented in accordance with the Securities and Exchange Commission's Guide 3, "Statistical Disclosure by Bank Holding Companies." Reference numbers relate to Guide 3.

         I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                    INTEREST RATES AND INTEREST DIFFERENTIAL

A.  Three-year comparison of Consolidated Average Balance Sheet
    (dollars in thousands)

                                                                                    2000              1999               1998
                                                                                    ----              ----               ----
Assets
  Cash and Due from Banks                                                       $ 15,142            $ 15,978            $ 11,917
  Investment Securities:
    U. S. Treasury                                                                 1,164               1,156               2,102
    U. S. Government Agencies                                                     96,757              89,863              67,824
    State and Municipal Obligations                                               50,263              50,954              44,614
    Other Securities                                                               7,440               5,019               5,629
    Market Adjustment on AFS Securities                                           (2,775)                386               2,298
                                                                                --------            --------            --------
      Total Investments                                                         $152,849            $147,378            $122,467
                                                                                --------            --------            --------
  Federal Funds Sold                                                            $     14            $  5,361            $  6,657
  Loans, Net of Unearned Income                                                 $505,892            $421,541            $333,484
    Reserve for Loan Losses                                                       (7,999)             (8,924)             (5,833)
                                                                                --------            --------            --------
      Net Loans                                                                 $497,893            $412,617            $327,651
                                                                                --------            --------            --------
  Bank Premises and Equipment                                                   $ 20,128            $ 16,795            $ 14,434
  Other Real Estate Owned                                                       $    562            $    287            $     93
  Other Assets                                                                  $ 19,858            $ 18,423            $ 14,139
                                                                                --------            --------            --------
      Total Assets                                                              $706,446            $616,839            $497,358
                                                                                ========            ========            ========
Liabilities and Stockholders' Equity
  Demand Deposits                                                               $ 61,214            $ 56,755            $ 46,586
  NOW Account Deposits                                                            44,965              47,313              41,734
  Savings Deposits                                                               164,858             141,972             109,778
  Time Deposits                                                                  252,086             246,782             188,412
                                                                                --------            --------            --------
      Total Deposits                                                            $523,123            $492,822            $386,510
                                                                                --------            --------            --------
  Short Term Borrowings                                                         $ 41,798            $ 10,812            $ 15,106
  Customer Repurchase Agreements                                                $  2,213            $  3,657            $  3,637
  Other Borrowings                                                              $ 83,629            $ 56,466            $ 42,099
  Long Term Debt                                                                $    211            $    265            $    387
  Other Liabilities                                                             $  6,718            $  6,882            $  6,247
                                                                                --------            --------            --------
      Total Liabilities                                                         $657,692            $570,904            $453,986
                                                                                --------            --------            --------
  Common Stock                                                                  $ 37,333            $ 20,996            $ 18,475
  Additional paid in capital                                                       7,125               6,560               8,718
  Retained Earnings                                                                7,234              18,743              15,305
  Net Unrealized Gains (Losses) on AFS Securities                                 (2,313)                261               1,496
  Treasury Stock                                                                    (625)               (625)               (622)
                                                                                --------            --------            --------
      Total Equity                                                              $ 48,754            $ 45,935            $ 43,372
                                                                                --------            --------            --------
      Total Liabilities and Stockholders' Equity                                $706,446            $616,839            $497,358
                                                                                ========            ========            ========

I.  B. INTEREST RATES AND INTEREST DIFFERENTIAL

The tables below show for the periods indicated the daily average amount outstanding for major categories of the interest-earning assets and interest-bearing liabilities, the interest earned or paid and the average yields thereon (dollars in thousands).

                                                              2000                                 1999
                                                Amount      Interest      Yield       Amount     Interest      Yield
                                                ------      --------      -----       ------     --------      -----
Interest-earning assets:
Loans, Net                                     $505,892                              $421,541
  Less: non-accruing Loans                       (8,396)                              (10,364)
                                               --------                              --------
       Loans                                   $497,496     $ 46,685      9.38%      $411,177     $ 37,586      9.14%
U.S. Treasury Securities                          1,164           79      6.79%         1,156           79      6.83%
U.S. Government Agencies                         96,757        6,127      6.33%        89,863        5,579      6.21%
State and Municipal Obligations                  50,263        3,912      7.78%        50,954        3,989      7.83%
Other Securities                                  6,457          467      7.23%         4,036          265      6.57%
Federal Funds Sold                                   14            1      7.14%         5,361          245      4.57%
Other Money Market Instruments                    1,188           69      5.81%         1,251           58      4.64%
                                               --------     --------      -----      --------     --------      -----
Total Interest Earning Assets (net of
non-accruing loans)                            $653,339     $ 57,340      8.78%      $563,798     $ 47,801      8.48%
                                               ========     ========      =====      ========     ========      =====


Interest-bearing liabilities:
NOW Accounts                                   $ 44,965     $    837      1.86%      $ 47,313     $    837      1.77%
Savings Accounts                                164,858        7,890      4.79%       141,972        5,325      3.75%
Time Deposits                                   252,086       14,855      5.89%       246,782       13,379      5.42%
Short Term Borrowings                            41,798        2,847      6.81%        10,812          605      5.60%
Customer Repurchase                               2,213          123      5.56%         3,657          163      4.46%
Agreements
Other Borrowings                                 83,629        5,529      6.61%        56,466        2,950      5.22%
Long Term Debt                                      211           18      8.53%           265           21      7.92%
                                               --------     --------      -----      --------     --------      -----
Total Interest-bearing Liabilities             $589,760     $ 32,099      5.44%      $507,267     $ 23,280      4.59%
                                               ========     ========      =====      ========     ========      =====


                                                            1998
                                              Amount      Interest      Yield
                                              ------      --------      -----
Interest-earning assets:
Loans, Net                                   $333,484
  Less: non-accruing Loans                     (4,505)
                                             --------
       Loans                                 $328,979     $ 30,161      9.17%
U.S. Treasury Securities                        2,102          135      6.42%
U.S. Government Agencies                       67,824        4,707      6.94%
State and Municipal Obligations                44,614        3,576      8.02%
Other Securities                                3,964          260      6.56%
Federal Funds Sold                              6,657          356      5.35%
Other Money Market Instruments                  1,665           81      4.86%
                                             --------     --------      -----
Total Interest Earning Assets (net of
non-accruing loans)                          $455,805     $ 39,276      8.62%
                                             ========     ========      =====


Interest-bearing liabilities:
NOW Accounts                                 $ 41,734     $    852      2.04%
Savings Accounts                              109,778        4,077      3.71%
Time Deposits                                 188,412       10,826      5.75%
Short Term Borrowings                          15,106          898      5.94%
Customer Repurchase                             3,637          173      4.76%
Agreements
Other Borrowings                               42,099        2,290      5.44%
Long Term Debt                                    348           32      9.20%
                                             --------     --------      -----
Total Interest-bearing Liabilities           $401,114     $ 19,148      4.77%
                                             ========     ========      =====

The table below shows the net interest earnings and the net yield on interest-earning assets for the periods indicated (dollars in thousands).



                                                               2000                         1999                         1998
Total Interest Income                                       $ 57,340                     $ 47,801                     $ 39,276
Total Interest Expense                                        32,099                       23,280                       19,148
                                                            --------                     --------                     --------
Net Interest Earnings                                       $ 25,241                     $ 24,521                     $ 20,128
                                                            ========                     ========                     ========
Net Yield on Interest-earning Assets (excluding                 3.86%                        4.35%                        4.42%
non-accruing loans)



Interest on tax exempt income, (i.e., interest earned on state and municipal obligations) are figured on a federal tax-equivalent basis using a tax rate of 34%.

I. C. The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rate.
(dollars in thousands).

                                                2000 COMPARED TO 1999                             1999 COMPARED TO 1998
                                                 INCREASE (DECREASE)                               INCREASE (DECREASE)
                                                     DUE TO (1)                                        DUE TO (1)
                                                                     RATE/                                            RATE/
                                   VOLUME             RATE           VOLUME          VOLUME           RATE           VOLUME
                                   ------             ----           ------          ------           ----           ------
Interest earned on:
Loans                              $7,995             $1,104          $9,099          $7,525          ($ 100)        $ 7,425
U.S. Treasury
  Securities                            1                 (1)              0             (63)              7             (56)
U.S. Government
  Agencies                            432                116             548           1,449            (577)            872
State and Municipal
  Obligations (2)                     (54)               (23)            (77)            502             (89)            413
Other Securities                      167                 35             202               5               0               5
Federal Funds Sold                   (313)                69            (244)            (64)            (47)           (111)
Other Money Market
  Instruments                          (3)                14              11             (20)             (3)            (23)
                                   ------             ------          ------           -----          ------          ------
Total Interest
  Earning Assets
  (net of non-accruing
  loans)                           $8,225             $1,314          $9,539          $9,334         ($  809)        $ 8,525
                                   ======             ======          ======          ======         =======         =======

Interest paid on:
NOW Accounts                       $  (43)            $   43          $    0          $  106         ($  121)        ($   15)
Savings Accounts                      977              1,588           2,565           1,202              46           1,248
Time Deposits                         300              1,176           1,476           3,259            (706)          2,553
Short Term
  Borrowings                        1,922                320           2,242            (233)            (60)           (293)
Customer Repurchase
  Agreements                          (72)                32             (40)              1             (11)            (10)

Other Borrowings                    1,607                972           2,579             780            (120)            660

Long Term Debt                         (4)                 1              (3)             (7)             (4)            (11)
                                   ------             ------          ------           -----          ------          ------

Total Interest-
  Bearing
  Liabilities                      $4,687             $4,132          $8,819          $5,108         $  (976)        $ 4,132
                                   ======             ======          ======          ======         =======         =======

(1) When a change in interest is due both to rate changes and volume this analysis has been made on a fifty-fifty basis.

(2) Interest on tax exempt income is figured on a federal tax-equivalent basis using a tax rate of 34%.

================================================================================


II. INVESTMENT PORTFOLIO

A. The carrying value of investment securities for those held to maturity (at amortized cost) and available for sale (at fair market value) as of December 31, 2000, 1999 and 1998 are summarized as follows (dollars in thousands):


                                            2000               1999                 1998
                                            ----               ----                 ----
Available for Sale
------------------

U.S. Treasury and Other U.S.
  government agencies                   $ 32,997            $ 22,819              $ 20,192

Mortgage-backed securities                66,986              69,410                54,981

Obligations of states and
  political subdivisions                  33,795              31,797                34,288

Other                                      1,311               1,674                 3,075
                                        --------            --------              --------
                                        $135,089            $125,700              $112,536

Held to Maturity
----------------

Obligations of states and
 Political subdivisions                 $ 18,422            $ 19,380              $ 15,510

Other                                          0                   0                     0
                                        --------            --------              --------

                                        $ 18,422            $ 19,380              $ 15,510

Total                                   $153,511            $145,080              $128,046


Baylake does not hold investment securities of any issuer (other than securities of the U.S. Government or its agencies) whose book value exceeds ten percent of its stockholders equity.

II. B. The following table shows the maturities of investment securities as of December 31, 2000 and the weighted average yields of investment securities. The weighted average yields by maturity range were computed by annualizing the purchase yield income on the securities within such maturity range (dollars in thousands):


                                           One Year                  Over 1 Year               Over 5 Years
                                           or less                 Within 5 Years             Within 10 Years

                                      Amount       Yield         Amount        Yield        Amount       Yield
                                      ------       -----         ------        -----        ------       -----
U.S. Treasury and other U.S.
government agencies                  $10,215       6.52%        $ 8,634        6.76%       $14,148       6.81%

Mortgage-backed securities             6,172       6.11%         56,086        6.14%           716       6.13%

Obligations of states and
political subdivisions                 2,441      10.08%         14,783        7.18%        12,508       8.01%

Other                                      2       6.09%                       0.00%                     0.00%
                                     -------       ----         -------        ----        -------       ----

Total                                $18,830       6.85%        $79,503        6.40%       $27,372       7.34%


                                         Over 10 Years                  Total

                                      Amount      Yield          Amount       Yield
                                      ------      -----          ------       -----
U.S. Treasury and other U.S.
government agencies                  $            0.00%         $32,997       6.71%

Mortgage-backed securities             4,012      7.24%          66,986       6.20%

Obligations of states and
political subdivisions                22,485      7.89%          52,217       7.82%

Other                                  1,309      5.83%           1,311       5.83%
                                     -------      ----         --------       ----

Total                                $27,806      7.70%        $153 511       6.86%


Weighted average yield on tax-exempt state and political subdivisions has been computed on a fully taxable equivalent basis using a tax rate of 34%.

III. LOAN PORTFOLIO


A. Types of Loans

The following table sets forth the comparison of the loan portfolio at December 31st of each of the past five years (dollars in thousands).



                                2000          1999        1998         1997         1996
                                ----          ----        ----         ----         ----
Loans secured primarily
  By real estate:

  Secured by 1 to 4 family
  residential properties     $ 160,150    $ 138,030    $ 136,564    $ 100,555    $  83,538

  Real estate-construction      41,524       26,534        9,553       14,760       11,365

  Other real estate loans      251,971      201,301      178,846      118,103      104,391

Loans to farmers                 9,047        8,472        6,810        6,314        5,883

Commercial and Industrial
  Loans                         73,893       56,861       60,495       40,624       40,777

Loans to individuals for
  Household, family and
  other personal
  expenditures                  17,925       15,446       15,914       13,480       15,233

All other loans                    957          826          245          140          240
                             ---------    ---------    ---------    ---------    ---------
  Total gross loans          $ 555,467    $ 447,470    $ 408,427    $ 293,976    $ 261,427

Less:

  Unearned Income                 (360)        (451)        (779)        (538)        (573)
                             ---------    ---------    ---------    ---------    ---------
  Net Loans                  $ 555,107    $ 447,019    $ 407,648    $ 293,438    $ 260,854
                             =========    =========    =========    =========    =========

III. LOAN PORTFOLIO

B. Maturity and Sensitivities of Loans to Changes in Interest Rates

The following table shows the amount of loans outstanding (dollars in thousands) as of December 31, 2000 that, based on remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to the sensitivity to change in interest rates.

                                                                                        Maturing
                                                         --------------------------------------------------------------------
                                                                             After One
                                                          Within             But Within            After
                                                         One Year            Five Years          Five Years             Total
                                                         --------            ----------          ----------             -----
Loans secured primarily by real estate:

  Secured by 1 to 4 family
  Residential property                                   $ 32,660             $ 73,116            $ 54,374            $160,150

  Real estate - construction                               23,609               17,005                 910              41,524

  Other real estate loans                                  65,828              138,550              47,593             251,971

Loans to farmers                                            3,273                4,887                 887               9,047

Commercial and industrial loans                            18,786               28,866              26,241              73,893

Loans to individuals for
  household, family and other
  personal expenditures                                     5,492               11,966                 467              17,925

All other loans                                               847                  100                  10                 957
                                                         --------             --------            --------            --------

  Total gross loans                                      $150,495             $274,490            $130,482            $555,467
                                                         ========             ========            ========            ========

                                                                       Interest Sensitivity
                                                                       --------------------

                                                                         Fixed    Variable
                                                                          Rate      Rate
                                                                         -----    --------
                  Due after one year                                   $228,480   $176,492


C. Risk Elements

1. The following table shows at December 31, the aggregate amounts of loans (dollars in thousands) which are non-accrual, troubled with debt restructurings and accruing loans past due 90 days or more as to principal or interest payments.

                                                        2000            1999            1998             1997             1996
                                                        ----            ----            ----             ----             ----
Non-accrual loans                                     $ 8,479         $ 8,086         $11,060          $ 1,720           $ 3,677
Troubled debt restructurings                            4,510           4,458           3,028            2,930             1,000
Loans past due 90 days or more                              0               0               0                0                 0
                                                      -------         -------         -------          -------           -------
  Total                                               $12,989         $12,544         $14,088          $ 4,650           $ 4,677
                                                      =======         =======         =======          =======           =======

If the non-accrual loans had been current throughout their terms, interest income would have been approximately $1,065,000: $929,000; $431,000; $202,000 and $472,000 for 2000, 1999, 1998, 1997 and 1996 respectively. Interest income, which is recorded only as received, amounted to $460,000; $442,000; $216,000; $180,000 and $154,000 for 2000, 1999, 1998, 1997 and 1996 respectively for these non-accrual loans.

In accordance with the general policies established by the board of directors of the Company, loans are placed on non-accrual status when they are contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is the practice of management to place such loans on a non-accrual status immediately rather than waiting until the loans become 90 days past due. When interest accruals are discontinued, interest credited to income is reversed. If collectibility is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income.

2. As of December 31, 2000, there existed potential problem loans totaling $8,679,251, which are not now disclosed within the category "Risk Element".

The following table indicates management's assessment of potential loss at year end 2000.

           Loans in category        Loss factor    Loan loss potential
           -----------------        -----------    -------------------
              $4,404,163                 5%             $  220,208
               3,564,758                10%                356,476
                 291,738                25%                 72,935
                 415,677                50%                207,839
              $    2,915               100%                  2,915
              ----------               ---              ----------

   Totals     $8,679,251                                $  860,372


Commercial loans comprised $8,114,113 or 93.5% of the total loans categorized as problem loans. The other types of loans comprising this amount were consumer loans totaling $565,138 or 6.5%.


3. The Company's loan portfolio is diversified by types of borrowers and industry groups within all of the counties that comprise its market area. Significant loan concentrations are considered to exist for a financial entity when such amounts are loaned to borrowers engaged in similar activities as would cause them to be similarly impacted by economic or other conditions. At December 31, 2000, there existed no industry group concentrations in the Company's loans which exceed 10% of total loans; See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Balance Sheet Analysis -- Loans" for additional discussion regarding industry groups.

IV. SUMMARY OF LOAN LOSS EXPERIENCE


A. The following table summarizes the daily average loan balances at the end of each period; changes in allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, by loan category; and addition to the allowance for loan losses that have been charged to operating expenses (dollars in thousands).

                                                           December 31
                                                           -----------

                                     2000         1999          1998         1997         1996
                                     ----         ----          ----         ----         ----
Daily average amount of
  loans                           $ 505,892    $ 421,541     $ 333,484    $ 276,639    $ 233,473
                                  =========    =========     =========    =========    =========
Balance of allowance for
  possible loan losses
  at beginning of period          $   7,611    $  11,035     $   3,881    $   2,893    $   2,617

Loans Charged Off:
  Real estate - mortgage              1,584          991           355            1           99
  Real estate - construction                          40            --           --           --
  Loans to farmers                       24           35            --           --           --
  Commercial/Industrial Loans           343        4,097           376          199           82
  Consumer Loans                        123          199           114          121          105
  Lease financing/other loans            --           --            --           --           --
                                  ---------    ---------     ---------    ---------    ---------
     Total loans charged off      $   2,074    $   5,362     $     845    $     321    $     286
                                  =========    =========     =========    =========    =========
Recoveries of loans previously
  charged off
  Real estate - mortgage                290          508           148            1           --
  Real estate - construction              2           --            --           --           --
  Loans to farmers                       11           --            --           --           --
  Commercial/Industrial Loans           557        1,433           186          151           16
  Consumer loans                         64           47            43           42           26
  Lease financing/other loans            --           --            --           --           --
                                  ---------    ---------     ---------    ---------    ---------
     Total loan recoveries        $     924    $   1,988     $     377    $     194    $      42
                                  ---------    ---------     ---------    ---------    ---------
Net loans charged off             $   1,150    $   3,374     $     468    $     127    $     244
                                  ---------    ---------     ---------    ---------    ---------
Additions to allowance for loan
  losses charged to operating
  expense                         $     545    $     850     $   1,135    $   1,115    $     400
                                  ---------    ---------     ---------    ---------    ---------
Allowance to related assets
  acquired                        $      --    $    (900)    $   6,487    $      --    $     120
                                  ---------    ---------     ---------    ---------    ---------
Allowance for loan losses at
  end of period                   $   7,006    $   7,611     $  11,035    $   3,881    $   2,893
                                  =========    =========     =========    =========    =========

Ratio of net charge offs
  during period to average
  Loans outstanding                     .23%         .80%          .14%         .05%         .10%


The factors which influence management's judgment in determining the additions to loan valuation reserve are discussed in the section titled "Risk Management and the Allowance for Loan Losses" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

V. DEPOSITS

The average amounts of and the average rate paid on each category of the Company's deposits are summarized below for the periods indicated (dollars in thousands).

                                                            YEAR ENDED DECEMBER 31
                                                            ----------------------
                                           2000                      1999                      1998
                                           ----                      ----                      ----
                                   BALANCE      RATE          BALANCE     RATE           BALANCE     RATE
                                   -------      ----          -------     ----           -------     ----
Non-interest bearing demand
  deposits                        $ 61,214     0.00%         $ 56,755     0.00%         $ 46,586     0.00%

Interest bearing demand
  deposits                          44,965     1.86%           47,313     1.77%           41,734     2.04%

Savings deposits                   164,858     4.79%          141,972     3.75%          109,778     3.71%

Time deposits (Excluding time
  certificates of deposit of
  $100,000 or more)                186,696     5.77%          193,416     5.36%          144,772     5.86%

Time Certificates of Deposit
  of $100,000 or more               65,390     6.24%           53,366     5.63%           43,640     5.38%
                                  --------     ----          --------     ----          --------     ----

Total Deposits                    $523,123     4.51%         $492,822     3.97%         $386,510     4.08%
                                  ========     ====          ========     ====          ========     ====


Maturities of time certificates of deposit of $100,000 or more outstanding at December 31 are summarized as follows (dollars in thousands).

                                  2000        1999        1998
                                  ----        ----        ----
3 months or less                $ 8,034     $20,118     $ 9,778
Over 3 months thru 6 months       6,185      20,955      17,183
6 months thru 12 months          12,345       8,244      12,629
Over 12 months                   34,770       6,218       8,127
                                -------     -------     -------
  Total                         $61,334     $55,535     $47,717
                                =======     =======     =======

VI.  RETURN ON EQUITY AND ASSETS

The ratio of consolidated net income to average stockholders' equity and to average total assets and other ratios are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                      2000             1999             1998
                                                                      ----             ----             ----
Percentage of consolidated net income
  to:

  Average total assets (return on assets)                              .95%            1.12%            1.21%

  Average stockholders' equity (return
    on equity)                                                       13.76%           15.07%           13.87%

    Percent of dividends declared per
    common share to net income per common
    share (dividend pay-out ratio)                                   45.56%           39.36%           57.32%

    Percent of average stockholders'
    equity to average total assets
    (equity to assets ratio)                                          6.90%            7.45%            8.72%

VII. Short-Term Borrowings

A. The following table shows outstanding amounts of short-term borrowings, together with the weighted average interest rates thereon, at December 31, of each of the past three years (dollars in thousands).


                                          2000                          1999                          1998
                                          ----                          ----                          ----
                                  Balance         Yield         Balance         Yield         Balance        Yield
                                  -------         -----         -------         -----         -------        -----
Federal funds purchased           $35,000         7.08%         $ 6,330         6.16%         $    --        0.00%

Federal Home Loan Bank
  borrowings                       42,000         6.24%              --         0.00%              --        0.00%

Securities Sold under
  agreements to repurchase          3,289         4.68%           2,901         3.88%           3,758        4.19%
                                  -------         -----         -------         -----         -------        -----
Totals                            $80,289         6.54%         $ 9,231         5.44%         $ 3,758        4.19%
                                  =======         =====         =======         =====         =======        =====


B. The following table shows the maximum amounts outstanding of short term borrowings at any month-end during each reported period (dollars in thousands).

                                    2000          1999            1998
                                    ----          ----            ----
                                  Balance        Balance        Balance
                                  -------        -------        -------
Federal funds purchased           $35,000        $28,350        $38,392

Federal Home Loan Bank
  borrowings                       42,000             --             --

Securities sold under
  agreements to repurchase          3,289          2,032          2,925

C. The following table shows for the periods indicated the daily average amount outstanding for the categories of short-term borrowings, the interest paid and the weighted average rates thereon (dollars in thousands).


                                   2000                               1999                              1998
                                   ----                               ----                              ----

                                            Average                            Average                             Average
                       Amount      Int.       Rate      Amount        Int.       Rate      Amount        Int.       Rate
                       ------      ----     -------     ------        ----     -------     ------        ----      -------
Short-term
   borrowings:

Federal funds
   purchased          $20,459     $ 1,388     6.78%     $10,812      $   605     5.60%     $15,106      $   898     5.94%

Federal Home Loan
   Bank borrowings     21,339       1,459     6.84%                              0.00%          --           --     0.00%

Securities sold
   under agreements
   to repurchase        2,213         123     5.56%       3,657          163     4.46%       3,637          173     4.76%
                      -------     -------     ----      -------      -------     ----      -------      -------     ----

Total short-term
   borrowings         $44,011     $ 2,970     6.75%     $14,469      $   768     5.31%     $18,743      $ 1,071     5.71%
                      =======     =======     ====      =======      =======     ====      =======      =======     ====

VIII.  Other Borrowings

A. The following table shows outstanding amounts of other borrowings, together with the weighted average interest rates thereon, at December 31, of each of the past three years (dollars in thousands).


                                        2000                          1999                         1998
                                        ----                          ----                         ----
                               Balance         Yield         Balance        Yield         Balance        Yield
                               -------         -----         -------        -----         -------        -----
Federal Home Loan Bank
  loan                         $70,000         6.80%         $80,000         6.39%        $53,000        5.26%

Correspondent Bank
  loans                          7,700         8.50%             ---         0.00%            ---        0.00%

Totals                         $77,700         6.97%         $80,000         6.39%        $53,000        5.26%
                               =======         =====         =======         =====        =======        =====


B. The following table shows the maximum amounts outstanding of other borrowings at any month-end during each reported period (dollars in thousands).

                                            2000                   1999                1998
                                            ----                   ----                ----
                                           Balance               Balance              Balance
                                           -------               -------              -------
Federal Home Loan Bank
  loan                                     $95,000               $80,000              $53,000

Correspondent Bank loans                   $ 7,800


C. The following table shows for the periods indicated the daily average amount outstanding for the categories of other borrowings, the interest paid and the weighted average rates thereon (dollars in thousands).


                                        2000                              1999                             1998
                                        ----                              ----                             ----

                                                  Average                          Average                           Average
                            Amount      Int.       Rate       Amount      Int.       Rate      Amount       Int.       Rate
                            ------      ----      -------     ------      ----     -------     ------       ----     -------
Federal Home Loan Bank
  loan:                    $79,904     $ 5,208     6.52%     $56,466     $ 2,950     5.22%     $42,099     $ 2,290     5.44%

Correspondent Bank
  loans                    $ 3,725     $   321     8.62%          --          --     0.00%          --          --     0.00%

Total other
  borrowings               $83,629     $ 5,529     6.61%     $56,466     $ 2,950     5.22%     $42,099     $ 2,290     5.44%
                           =======     =======     ====      =======     =======     ====      =======     =======     ====

IX.  Long Term Debt

A. The following table shows outstanding amounts of long term debt, together with the weighted average interest rates thereon, at December 31, of each of the past three years (dollars in thousands). Long term debt consists of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime + 1/4%.

                                             2000                        1999                        1998
                                             ----                        ----                        ----

                                     Balance        Yield        Balance        Yield        Balance        Yield
                                     -------        -----        -------        -----        -------        -----
Land contract payable                $  211         8.75%        $  264         8.00%           317         8.75%
Other                                    --         0.00%            --         0.00%            75         5.85%
                                     ------         ----         ------         ----         ------         ----

                                     $  211         8.75%        $  264         8.00%        $  392         8.20%
                                     ======         ====         ======         ====         ======         ====


B. The following table shows the maximum amounts outstanding of long term debt at any month-end during each reported period (dollars in thousands).


                                     2000                   1999                1998
                                     ----                   ----                ----
                                    Balance               Balance              Balance
                                    -------               -------              -------
Land contract payable                $ 211                  $ 264                $ 317

Other                                   --                     --                   89


C. The following table shows for the periods indicated the daily average amount outstanding for the categories of long term debt, the interest paid and the weighted average rates thereon (dollars in thousands).


                                         2000                             1999                          1998
                                         ----                             ----                          ----

                                                  Average                        Average                         Average
                               Amount    Int.      Rate        Amount     Int.    Rate       Amount     Int.      Rate
                               ------    ----     -------      ------     ----   -------     ------     ----     -------
Long term debt:

Land contract payable          $  211    $ 18      8.75%      $  265     $ 21     7.92%      $  348     $ 31     9.20%

ITEM 2.  PROPERTIES

Baylake directly owns no real properties of any kind. However, the Bank owns twenty-three branches and leases the Company's main office building in Sturgeon Bay, Wisconsin from its subsidiary, the Bank of Sturgeon Bay Building Corporation.

The main office building located in Sturgeon Bay serves as headquarters for Baylake as well as the main banking office of the Bank. The main office also accommodates the expanded business of the Bank, primarily an insurance agency (Baylake Insurance Agency) and financial services. The twenty-five branches owned or leased by Bank are conveniently located throughout the market area served by Bank, including the counties of Door, Kewaunee, Brown, Manitowoc, Green Lake, Outagamie, Waushara and Waupaca. All properties are in good condition and considered adequate for present and near term requirements.


ITEM 3.  LEGAL PROCEEDINGS

There are currently no legal proceedings of any kind constituting material litigation involving Baylake or its subsidiaries. The previously pending litigation, described in Baylake's annual report on Form 10-K for the year ended December 31, 1999, was based on a lender liability claim for an alleged failure to extend credit and was dismissed by the Circuit Court for Waupaca County, Wisconsin on December 20, 2000 with prejudice and without payment or settlement of any kind by the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2000.




                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Historically, trading in shares of the Company's Common Stock has been limited. Since mid-1993, Baylake Common Stock has been listed on the OTC Bulletin Board (Trading symbol: BYLKBB), an electronic interdealer quotation system providing real-time quotations on over 4,000 eligible securities. Trading in Baylake Common Stock has been conducted principally by certain brokerage and investment firms with offices in Door County, Wisconsin that have provided price quotations, and have assisted individual holders of Baylake Common Stock who wish to sell their shares. In addition, since May 1993, prices for Baylake Common

Stock have generally been reported daily in The Milwaukee Journal Sentinel based on information provided by a local brokerage firm.

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


                                                                                         Cash dividends per
                        Calendar period       High                 Low                   share
                        ---------------       ----                 ---                   ------------------
1999                    1st Quarter           $17.25               $15.50                $0.090
                        2nd Quarter           $17.63               $16.56                $0.090
                        3rd Quarter           $20.00               $17.25                $0.090
                        4th Quarter           $30.00               $19.75                $0.100
2000                    1st Quarter           $26.00               $21.50                $0.100
                        2nd Quarter           $23.50               $19.88                $0.100
                        3rd Quarter           $21.00               $18.00                $0.100
                        4th Quarter           $18.25               $14.50                $0.110

Baylake had approximately 1,733 shareholders of record at March 12, 2001.

Dividends on Baylake Common Stock have historically been paid in cash on a quarterly basis in March, June, September and January, and Baylake expects to continue this practice for the immediate future. The holders of Baylake Common Stock are entitled to receive such dividends when and as declared by Baylake's Board of Directors. The ability of Baylake to pay dividends is dependent upon receipt by Baylake of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state chartered banks, generally limit the payment of dividends on bank stock to the bank's undivided profits after all payments of all necessary expenses, provided that the bank's surplus equals or exceeds its capital, as discussed further in Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operation-Capital Resources". In determining the payment of cash dividends, the Board of Directors of Baylake considers the earnings, capital and debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, financial conditions of Baylake and the Bank, and other relevant factors. Baylake maintains a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of Baylake Common Stock in lieu of receiving cash dividends. Such shares may be newly issued securities or acquired in the market and will be purchased on behalf of participating shareholders at their then fair market value.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    Year Ended December 31,

                                            2000            1999            1998          1997           1996
                                            ----            ----            ----          ----           ----
                                                       (dollars in thousands, except per share data)

Interest Income                         $  56,036       $  46,467       $  38,061      $  31,577      $  26,926
Interest Expense                           32,099          23,280          19,148         14,662         12,046
                                        ---------       ---------       ---------      ---------      ---------
Net Interest Income                        23,937          23,187          18,913         16,915         14,880
Provision for Loan Losses                     545             850           1,135          1,115            400
                                        ---------       ---------       ---------      ---------      ---------
Net interest income after
   provision for loan losses               23,392          22,337          17,778         15,800         14,480

Non-interest income:
   Gain on sale of loans                      240             295             893            678            212
   Loan servicing fees                        837             875             846            731            674
   Trust fees                                 517             553             451            491            611
   Service charges on deposit
   accounts                                 1,489           1,369           1,074            844            743
   Securities gains (losses), net               0              (2)              0            292             38
   Other                                    1,603           1,466           1,113          1,032          1,173
                                        ---------       ---------       ---------      ---------      ---------
Total non-interest income                   4,686           4,556           4,377          4,068          3,451

Non-interest expense
   Salaries and employee benefits          10,353           9,700           7,772          7,003          6,270
   Occupancy expense, net                   3,047           2,668           2,192          2,035          1,732
   Data processing                            932             872             699            642            548
   Other non-interest expense               4,280           4,247           3,213          2,861          2,972
   Operation of other real estate             (22)           (117)             15             30           (188)
                                        ---------       ---------       ---------      ---------      ---------
Total non-interest expense                 18,590          17,370          13,891         12,571         11,289
                                        ---------       ---------       ---------      ---------      ---------
Income before income tax                    9,488           9,523           8,264          7,297          6,642

Income tax provision                        2,778           2,600           2,247          2,027          1,939
                                        ---------       ---------       ---------      ---------      ---------
Net income                              $   6,710       $   6,923       $   6,017      $   5,270      $   4,703

PER SHARE DATA: (1)

Net income per share (basic)            $    0.90       $    0.94       $    0.82      $    0.72      $    0.64
Net income per share (diluted)               0.87            0.90            0.80           0.71           0.63
Cash dividends per common share              0.41            0.37            0.47           0.40           0.31

Book value per share                         7.14            6.21            6.17           5.71           5.32

SELECTED FINANCIAL CONDITION
DATA (AT END OF PERIOD):
Total assets                            $ 772,268       $ 646,310       $ 607,438      $ 450,062      $ 395,356
Investment securities (2)                 153,511         145,080         128,046        114,899         99,138
Total loans                               555,831         447,767         408,921        293,438        260,854
Total deposits                            553,254         504,074         495,284        345,976        327,165
Short-term borrowings (3)                  80,289           9,231           3,758         20,649         23,840
Other borrowings (4)                       77,700          80,000          53,000         36,000              0
Notes payable and subordinated
   debt                                       211             264             392            383            422
Total shareholders' equity                 53,127          46,210          45,272         41,855         39,234

PERFORMANCE RATIOS:
Return on average assets                     0.95%           1.12%           1.21%          1.29%          1.34%
Return on average total
shareholders' equity                        13.76%          15.07%          13.87%         13.14%         12.39%
Net interest margin (5)                      3.86%           4.35%           4.42%          4.77%          4.97%
Net interest spread (5)                      3.34%           3.89%           3.85%          4.12%          4.36%
Non-interest income to average
   assets                                    0.66%           0.74%           0.88%          1.00%          0.98%
Non-interest expense to average
   assets                                    2.63%           2.82%           2.79%          3.08%          3.20%
Net overhead ratio (6)                       1.97%           2.08%           1.91%          2.08%          2.22%
Average loan-to-average deposit
   ratio                                    96.71%          85.54%          86.28%         83.14%         78.44%
Average interest-earning assets
   to average interest-bearing
   liabilities                             110.78%         111.14%         113.63%        116.51%        115.83%

ASSET QUALITY RATIOS: (7)(8)
Non-performing loans to total loans          2.34%           2.80%           3.45%          1.58%          1.79%
Allowance for loan losses to:
   Total loans                               1.26%           1.70%           2.71%          1.32%          1.11%
   Non-performing loans                     53.94%          60.67%          78.33%         83.46%         61.86%

Net charge-offs to average loans             0.23%           0.80%           0.14%          0.05%          0.10%
Non-performing assets to total
assets                                       1.80%           1.95%           2.41%          1.03%          1.27%

CAPITAL RATIOS: (9)
Shareholders' equity to assets               6.88%           7.15%           7.45%          9.30%          9.92%
Tier 1 risk-based capital                    7.77%           8.81%           7.97%         11.31%         12.14%
Total risk-based capital                     8.92%          10.07%           9.22%         12.52%         13.18%
Leverage ratio                               6.38%           6.79%           6.02%          8.86%          9.63%

RATIO OF EARNINGS TO FIXED
CHARGES: (10)
Including deposit interest                   1.30x           1.41x           1.43x          1.50x          1.55x
Excluding deposit interest                   2.11x           3.55x           3.44x          5.24x         10.83x


(1) Earnings and dividends per share are based on the weighted average number of shares outstanding for the period. All per share data has been adjusted to reflect (a) a 2 for 1 stock dividend paid on November 15, 1999 and (b) a 3 for 2 stock dividend paid on May 15, 1998.

(2)  Includes securities classified as held-to-maturity and available for sale.

(3) Consists of Federal Home Loan Bank advances, federal funds purchased and collateralized borrowings.

(4) Consists of Federal Home Loan Bank term notes and Company borrowings from unaffiliated correspondent bank.

(5) Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6) Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.

(7) Non-performing loans consist of non-accrual loans, guaranteed loans 90 days or more past due but still accruing interest and restructured loans.

(8) The increases in non-performing loans culminating with the period ended December 31, 1998 were due, in part, to various troubled loans acquired as a result of the Evergreen Bank acquisition. For additional information, see in Item 7. "Management's Discussion and Analysis of Financial Condition and Result of Operations-Non-performing Loans, Potential Problem Loans and Other Real Estate."

(9) The capital ratios are presented on a consolidated basis. For information on Baylake and the Bank's regulatory capital requirements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources" and
     Item 1. "Business-Regulation and Supervision".

(10) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of the Baylake Corp. ("Baylake" or the "Company"), which may not be otherwise apparent from the consolidated financial statements included in this report at Item 8. This discussion and analysis should be read in conjunction with those financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis.

This discussion and analysis of financial condition and results of operations, and other sections of this report, contain forward-looking statements that are based on the current expectations of management. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," and similar expressions are intended to identify such forward-looking statements. The statements contained herein and such future statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, that could materially differ from what may be expressed or forecasted in such forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the Company: demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the national economy.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. and changed its name to Baylake Bank, N.A. ("BLBNA"). The acquisition was accounted for using the purchase method of accounting. Therefore, any consideration paid to M&I will affect future income. See the discussion of this transaction under Item 1. "Business" and Note 13 of Notes to Consolidated Financial Statements for additional details on this transaction.

All per share information has been restated to reflect the 3-for-2 stock dividend paid on May 15, 1998 and the 2-for-1 dividend paid on November 1999.

Results of Operations

Earnings Summary

Net income in 2000 was $6.7 million, a 3.1% decrease from the $6.9 million earned in 1999. Net income for 1999 showed a 15.1% increase over the 1998 earnings. Basic operating earnings per share decreased $.04 to $.90 per share in 2000 compared with $.94 in 1999, a decrease of 4.3%. Basic operating earnings per share in 1999 showed a 14.6% increase over 1998 results of $.82 per share. On a diluted earnings per share basis, the Company recorded $.87 per share in 2000, compared to $.90 and $.80 per share in 1999 and 1998, respectively.

Net income for 2000 includes amortization expense of $327,000 of goodwill related to the purchase of Four Seasons (holding company of financial institution named "The Bank", acquired by the Company on July 1, 1996) and $159,000 related to the acquisition of BLBNA. This expense reduced after-tax net income in 2000 by $486,000 or earnings per share by $.06. Net income for 1999 reflected amortization expense of $453,000 related to goodwill, thereby reducing after-tax earnings per share by $.06.

Although affected by a rising interest rate environment and increased competition in 2000, net interest income improved. Net interest income for 2000 improved $750,000 or 3.2% over 1999 levels. Net interest income for 1999 improved $4.3 million or 22.6% over 1998 levels. Interest income increased by 20.1% while interest expense increased 37.9%.

Other income increased $130,000 or 2.9%. The primary factors increasing other income were an increase in fees for other services to customers and other income offset by a decrease in gains on sales of loans, a decrease in loan servicing fees and reduced fiduciary income.

Non-interest expense increased $1.2 million or 7.0% over 1999 levels. Factors contributing to the increase were increased personnel expenses, occupancy and equipment expense, data processing and other operating expenses offset by a reduction in operation of other real estate.

For 2000, return on average assets declined to .95% compared with 1.12% in 1999 and 1.21% in 1998. This ratio declined as a result of the various factors discussed above combined with an average asset growth rate of 14.5% in 2000.

Return on average stockholders' equity in 2000 showed a decrease to 13.8% compared to 15.1% in 1999 and 13.9% in 1998. The decrease in 2000 compared to 1999 occurred as a result of decreased net income, higher average capital and the factors described above.

Cash dividends declared in 2000 increased 10.8% to $.41 per share compared with $.37 in 1999. This compares to a decrease of 21.3% in 1999 dividends as compared to 1998.

The major components of net income and changes in these components are summarized in the following table for years ended December 31, 2000, 1999 and 1998 and are discussed in more detail on the following pages.


                                          Years ended December 31,
                                          2000        1999             1999 to       1998            1998 to
                                                                       2000                          1999
                                                                       increase                      increase
                                           (dollars in thousands)
Net interest income                       23,937      23,187             3.23%      18,913            22.60%
Provision for loan losses                    545         850           (35.88%)      1,135           (25.11%)
Noninterest income                         4,686       4,556             2.85%       4,377             4.09%
Noninterest expense                       18,590      17,370             7.02%      13,891            25.04%
Income before income taxes                 9,488       9,523            (0.37%)      8,264            15.23%
Income tax expense                         2,778       2,600             6.85%       2,247            15.71%
                                           -----       -----                         -----
Net income                                 6,710       6,923            (3.08%)      6,017            15.06%


Net Interest Income

Net interest income (on a tax equivalent basis) is the Company's principal source of revenue accounting for 84.3% of total income in 2000, as compared to 84.3% in 1999 and 82.1% in 1998. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to funding sources, principally deposits and borrowings. Interest rate fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest income earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax-equivalent basis reached $25.2 million in 2000, an increase of 2.9% from $24.5 million in 1999 and $20.1 million in 1998. The improvement in 2000 net interest income of $700,000 was due in part to an increase in the volume of net average earning assets of $7.0 million. In spite of this, average-earning assets increased 15.9% offset by an increase of 16.3% in average interest-bearing liabilities. The benefit from an increase in earning assets, non-interest bearing deposits and an increase in the yield on earning assets were offset, in part, by an increase in interest-bearing liabilities and an increase in the cost of interest paying liabilities. As a result, interest income increased 20.1% while interest expense for 2000 increased 37.9%.

Average loans outstanding grew from $421.5 million in 1999 to $505.9 million in 2000, an increase of 20.0%. The increase in loan volume was a significant contributing factor to the increase in interest income. Average loans outstanding increased from $333.5 million in 1998 to $421.5 million in 1999, an increase of 26.4%. The mix of average loans to average total assets increased from 67.1% in 1998 to 68.3% in 1999 and to 71.6% in 2000. The relationship of a higher volume of loans as a percentage of the asset mix has provided a source of higher yielding assets, which has contributed to an increase in net interest income.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The year 2000 saw the compression of the interest rate spread for the Company as a higher rate environment and additional reliance on wholesale funding resulted in higher interest expense relative to interest income. The interest rate spread decreased 55 basis points in 2000 to 3.34% from 3.89% in 1999, as the average yield on earning assets increased 30 basis points while the average rate paid on interest-bearing liabilities increased 85 basis points over the same period. In contrast, interest rate spread increased 4 basis points in 1999 compared to 1998 results. The increase in the Company's earning assets yield reflects an increasing rate environment impacting rates on the variable priced loans for the year 2000. Increased investment interest income, which resulted from an increased investment portfolio, combined with higher yields on the investment portfolio have contributed to some of the increase in the yields on interest earning assets. Yields on interest-paying liabilities increased 85 basis points. An increased rate environment also affected the funding side of the balance sheet. Increased interest costs resulted from increased competition for retail deposits; increased balances in indexed accounts and additional reliance on wholesale funding. Yields on interest bearing deposits increased 63 basis points from 4.48% in 1999 to 5.11% in 2000.

Short-term borrowings increased $71.0 million as loan demand continued to exceed deposit growth, increasing reliance on wholesale funding sources. Short-term borrowings consist of federal funds purchased and overnight borrowings from the Federal Home Loan Bank ("FHLB") of Chicago. These funding sources increased the percentage of average short-term borrowings as a percentage of average interest-bearing liabilities to 7.1% in 2000 compared to 2.1% in 1999. Yields on these borrowings increased 121 basis points in 2000 compared to 1999 contributing to an overall increase in the yields paid on interest-bearing liabilities.

Additional sources of funds consisted of other borrowings. Other borrowings consist of term loans with the FHLB and other term loans taken out by the Company during the year 2000. Other borrowings decreased $2.3 million to $77.7 million. As a percentage of interest-bearing liabilities, other borrowings increased to 14.2% from 11.1% in 1999. Yields on these borrowings increased 139 basis points to 6.61% from 5.22% in 1999.

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

The net interest margin for 2000 was 3.86% compared to 4.35% in 1999. The decline in net interest margin was in part related to a decline in the free funds ratio and a decrease in the interest rate spread offset by a decrease in non-accrual loans. The impact from competition as it relates to the commercial loan portfolio and costs related to new product offerings had a negative affect on the change in net interest margin. A rising interest rate environment further compressed margin for the year 2000. The free funds ratio, or the level of non-interest bearing funds that support earning assets, declined to 16.8% from 18.2% in 1999.

The net interest margin for 1999 was 4.35% compared to 4.42% in 1998 as interest rate spread declined during that period. The decrease in 1999 occurred primarily as the result of an increase in non-accrual loans and a decline in the free funds ratio offset by a 4 basis point increase in the interest rate spread. Increased competition especially as it relates to the commercial loan portfolio, negatively affected net interest margin.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.5% in 2000 compared with 91.4% in 1999 and 91.7% in 1998. The ratio increased in 2000 as a result of a decrease in non-accrual loans.

Competition in the financial services industry will also affect net interest margin. Spreads will be a focus of management's attention, as the Company constantly seeks to attract lower cost core deposits, service the needs of customers, and provide attractively priced products. Competition for high quality assets will also affect asset yields.

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

Changes in the levels of market interest rates also affect net income, but are less directly under the control of the Company. Although a stable rate environment has been experienced, management believes that a gradual increase in interest rates will not adversely affect the earning capacity of the Company. Past experience has shown that, although the Company remains in a short-term negative interest rate sensitivity gap, deposits tend not to be repriced as quickly as loans in a rising rate scenario and are repriced more frequently in a falling interest rate environment. More discussion on this subject is referenced in the section titled "Interest Rate Risk" below.

Provision for Loan Losses

The provision for loan losses is the periodic cost, not less than quarterly, of providing an allowance for anticipated future loan losses. In any accounting period, the amount of provision is based on management's evaluation of the loan portfolio, especially nonperforming and other potential problem loans, taking into consideration many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's evaluation of loan quality, general economic factors and collateral values.

Provision for loan losses in 2000 at $545,000 compares to a provision of $850,000 for 1999 and $1,135,000 for 1998. Net charge-offs in 2000 were $1.2 million compared with net charge-offs of $3.4 million in 1999 and $468,000 in 1998. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were .23% in 2000 compared with .80% in 1999 and .14% in 1998. Entry into new markets has allowed management the opportunity to re-evaluate and refine the methodology used in estimating adequate provision for loan losses. As a result, the provision for loan losses was reduced despite increased loan growth. Management believes that the current provision conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Loan Losses" below.

Non-Interest Income

Total non-interest income for 2000, excluding securities transactions, was, $4.7 million, a $130,000 increase from 1999, or 2.9%. In 1999, total non-interest income was $179,000 more than 1998, a 4.1% increase. Trust service fees, loan servicing fees, gains from sales of loans and service charges continue to be the primary components of non-interest income.

Trust fees decreased $36,000 or 6.5% to $517,000 in 2000 compared to 1999, primarily as a result of a decrease in trust estate business offset slightly by an increase in additional assets under management. This compared to an increase of $102,000 or 22.6% in 1999 compared to 1998, primarily the result of increased trust estate business.

Loan servicing fees decreased $38,000, or 4.3%, to $837,000 in 2000. This followed an increase of $29,000, or 3.4%, increase to $875,000 in 1999. The decrease in 2000 occurred as a result of decreased servicing income due to a smaller portfolio of commercial loan business sold on the secondary market and serviced by Company.

Gains on sales on loans in the secondary market decreased $55,000 to $240,000 in 2000 primarily as a result of decreased gains from sales of commercial loans. Premiums declined in the secondary market for commercial loans contributing to a decline of $46,000 in gains from the sale of commercial loans. In addition, gains from mortgage loans decreased $9,000 in 2000. A decrease in mortgage loan business sold during 2000 amounted to $17.2 million of loans sold compared to $19.9 million of mortgage loans sold in 1999. Total loans sold during 2000 were $23.6 million compared to $26.2 million in 1999.

Service charges on deposit accounts showed an increase of $120,000, or 8.7%, over 1999 results accounting for the improvement in fee income generated for other services provided to customers.

Other income increased $94,000, or 9.9%, to $1.0 million in 2000. The growth resulted primarily from increases in undistributed income from UFS, the data processing subsidiary. Undistributed income from UFS increased as a result of increased earnings of $105,000, to $232,000, from the data processing subsidiary.


Non-Interest Expense

Non-interest expense in 2000 increased to $18.6 million, a $1.2 million, or 7.0% increase compared to 1999 results, primarily as a result of increased personnel, equipment, data processing, and other operating expense. This followed a $3.5 million or 25.0% increase in 1999 as compared to 1998.

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $10.4 million in 2000, an increase of $653,000, or 6.7%, as compared to 1999 results. The increase in 2000 primarily resulted from staffing increases, increased benefit costs, and normal salary increases. Salary and employee benefits expense in 1999 totaled $9.7 million, an increase of $1.9 million, or 24.8%, as compared to 1998 results. The 1999 increase resulted primarily from staffing increases, including the addition of BLBNA, bonus expense, increased benefit costs, and normal salary increases.

Bonus expense in 2000 was $134,000 compared to $636,000 in 1999. The decrease occurred as a result of no bonus expense arising from the Company's Pay-for-Performance Program in 2000. In 1999, Baylake paid $536,000 pursuant to its Pay-for-Performance Program. This program is designed to reward various divisions upon achievement of certain goals related to improvement in income and on return on equity. The Company did not achieve its return on equity goals and, accordingly, no bonus payment was made.

The Company's 401(k) profit sharing plan, including a money purchase plan initiated in 1999, covering all employees who qualify as to age and length of service increased to $626,000, an increase of $53,000, or 9.3%, over 1999 levels. Expenses in the same category were up $94,000, or 19.7%, over 1998 levels.

The number of full-time equivalent employees increased to 272 in 2000 from 252 in 1999, an increase of 7.9%. Employee levels in 1999 increased to 252 from 229 in 1998, an increase of 10.0%. In addition to increases from the BLBNA acquisition, the increases occurred primarily at the Company's Green Bay locations with emphasis on additional personnel for sales and calling programs. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue to occur in future years.

Net occupancy expense for 2000 showed an increase of $213,000, or 14.9%, as compared to 1999 for a total of $1.6 million. Additions of two facilities in the Green Bay region plus two additional branches built on existing sites accounted for the balance of the increase in occupancy expense for 2000. Additional depreciation expense, real estate tax expense, and other occupancy costs resulted in 2000. This increase followed an increase of $261,000, or 22.3%, in 1999. The cost of a new branch in Waupaca along with additional expense stemming from the BLBNA acquisition and expansion opportunities in the Green Bay region were reasons for the additional expense in 1999.

Equipment expense increased $166,000, or 13.4%, compared to 1999. This followed an increase of $215,000, or 21.0%, in 1999. The increase resulted from depreciation expense from past capital expenditures for equipment that were made to enhance the Company's technological capabilities. The addition of branches in 2000 also accounted for an increase in equipment expense in 2000.

Data processing expense in 2000 increased $60,000, or 6.9%, due to an increase in the volume of transaction activity processed, conversion expense, and technology enhancements. This followed an increase of $173,000, or 24.7%, in 1999 compared to 1998. Management estimates that data processing expense should show relatively flat increases with only adjustments related to any volume increases incurred by the Company.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). As a result, the Company has shown varied results. Other real estate owned showed net income of $22,000 in 2000 as a result of various gains taken on property sales. Gains of $73,000 were taken from lot sales of Idlewild Valley, Inc., a former subsidiary of the Bank whose value was written off in 1988. In addition, gains of $110,000 from three commercial property sales and $72,000 from seven residential property sales were realized in 2000. These were offset by losses of $2,000 from the sale of one commercial property and two residential properties. Various operating expenses, net of income, of other real estate totaling $231,000 occurred in 2000. Other real estate owned expenses resulted in net income of $117,000 in 1999. Gains of $232,000 were realized from lot sales of Idlewild Valley, Inc. in 1999. In addition, gains of $69,000 from three commercial property sales and $33,000 from three residential property sales were realized in 1999. These were offset by losses of $56,000 from the sale of one commercial property and three residential properties. Various operating expenses, net of income, of other real estate totaling $161,000 occurred in 1999. Other real estate owned expenses showed a net loss of $15,000 in 1998, stemming from various operating expenses incurred on property held during the year.

Other operating expenses in 2000 increased $33,000 or .8%. This compares to an increase of $1 million, or 32.2%, in 1999 compared to 1998. Included in 2000 expenses were amortization of goodwill related to the Four Seasons acquisition of $327,000, the same as in 1999, and amortization of $159,000, as compared to $126,000 in 1999, related to the BLBNA acquisition.

Supplies expense shows an increase of $94,000, or 21.3%, in 2000 as compared to 1999. This increase occurred as a result of additional branches coming online during the year 2000.

Payments to regulatory agencies decreased $41,000 to $140,000 for 2000. For the Bank, these charges related to a debt service assessment related to Financing Corporation ("FICO") for 2000 and a Federal Deposit Insurance Corporation ("FDIC") assessment for the first quarter of 2000. As a result of a change in rating assigned of 2A, rating for adequately capitalized institutions, the Bank experienced higher assessment costs for the last quarter of 1999 and first quarter of 2000. The higher assessment occurred as a result of the "Total Risk-Based Capital Ratio" decreasing to a level below 10%. Prior to the merger of the Bank and BLBNA, BLBNA had been assigned a risk classification rating of 3B, rating assigned to troubled and critically under capitalized institutions, therefore in addition to a FICO assessment, BLBNA also received a FDIC assessment for its Bank Insurance Fund. The Bank's risk classification changed to 1A, rating assigned to well-capitalized institutions, on May 31, 2000, thereby enabling Bank to reduce FDIC premiums accordingly for the remainder of 2000. For additional information regarding the Company's capital adequacy, see "Capital Resources" below.

Other items comprising other operating expense shows a decrease of $56,000 or a 1.8% decrease in 2000 compared to 1999. Additional marketing and advertising expense of $135,000 account for some of this increase, as entry into newer markets contributed to more extensive and costlier media advertising expense. Loan and collection expense decreased $161,000, the result of less costly legal and collection actions occurring during the year, especially as it involved the BLBNA loans. Legal expenses decreased $173,000 during 2000, primarily the result of the completion of various legal actions stemming from the operations of the former BLBNA. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 1.97% for 2000 compared to 2.08% for 1999 and 1.91% for 1998. The Company continues its commitment to deliver quality service and products to its customer base.

Income Taxes

Income tax expense for the Company in 2000 was $2.8 million, an increase of $178,000 or 6.8% compared to 1999. This followed an increase of $353,000 or 15.7% in 1999 compared to 1998. The higher tax expense in 2000 and 1999 reflected the Company's increase in before tax earnings offset by an increase in tax-exempt interest income.

The Company's effective tax rate, income tax expense divided by income before taxes, was 29.3% in 2000 compared with 27.3% in 1999 and 27.2% in 1998. Of the 29.3% effective tax rate for 2000, the federal effective tax rate was 26.0% while the Wisconsin State effective tax rate was 3.3%.

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

Balance Sheet Analysis

Loans

Total loans outstanding grew to $555.1 million at December 31, 2000, a 24.2% increase from the end of 1999. This follows a 9.7% increase at December 31, 1999 over 1998 year end.

The commercial, financial, and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale, and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie, Waupaca, Waushara and Kewaunee counties, Wisconsin. The credit risk related to commercial loans made is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower's operations.

Commercial loans and commercial real estate loans (including construction loans) totaled $377.4 million at year end 2000 and comprised 68.0% of the loan portfolio compared with 65.7% of the portfolio at the end of 1999. Loans in these classifications grew $83.4 million or 28.4% during 2000.

The following table reflects composition (mix) of the loan portfolio at December 31 (in thousands of dollars):

                             2000                           1999                           1998
                             ----                           ----                           ----
                                            % of                           % of                           % of
                             Amount         Total           Amount         Total           Amount         Total
Amount of loans by type
Real estate-mortgage
-----------------------
Commercial                   $251,971       45.4%           $201,301       45.0%           $178,846       43.9%
1-4 Family residential
----------------------
First liens                  $109,173       19.7%           $ 95,255       21.3%           $101,391       24.9%
Junior liens                 $ 26,513        4.8%           $ 23,811        5.3%           $ 17,122        4.2%
Home equity                  $ 24,464        4.4%           $ 18,963        4.3%           $ 18,051        4.4%
Commercial,financial
   and agricultural          $ 83,897       15.1%           $ 66,159       14.8%           $ 67,550       16.6%
Real estate-construction     $ 41,524        7.5%           $ 26,535        5.9%           $  9,553        2.3%
Installment
-----------
Credit cards and related
   plans                     $  2,140        0.4%           $  1,810        0.4%           $  1,809        0.4%
Other                        $ 15,785        2.8%           $ 13,636        3.1%           $ 14,105        3.5%
Less: deferred fees, net
   of costs                  $    360        0.1%           $    451        0.1%           $    779        0.2%
Total loans (net of
   unearned income)          $555,107                       $447,019                       $407,648




                             1997                           1996
                             ----                           ----
                                            % of                           % of
                             Amount         Total           Amount         Total
Amount of loans by type
Real
estate-mortgage
---------------
Commercial                   $118,103       40.2%           $104,391       40.0%
1-4 Family residential
----------------------
First liens                  $ 67,270       22.9%           $ 57,319       22.0%
Junior liens                 $ 16,571        5.7%           $ 15,416        5.9%
Home equity                  $ 16,714        5.7%           $ 10,803        4.1%
Commercial,financial and
   agricultural              $ 47,078       16.1%           $ 46,900       18.0%
Real estate-
   construction              $ 14,760        5.0%           $ 11,365        4.4%

Installment
-----------
Credit cards and related
plans                        $  1,790        0.6%           $  2,069        0.8%
Other                        $ 11,690        4.0%           $ 13,164        5.0%
Less: deferred fees, net
of costs                     $    538        0.2%           $    573        0.2%
Total loans (net of
unearned income)             $293,438                       $260,854

Real estate loans (including construction loans) secured by non-residential real estate properties involve borrower characteristics similar to those for commercial loans. Because of their similarities, they are combined with commercial loans for purposes of analysis and discussion.

Management uses an active credit risk management process for commercial loans to ensure that sound and consistent credit decisions are made. Management attempts to control credit risk by adhering to detailed underwriting procedures, performing comprehensive loan administration, and undertaking periodic review of borrowers' outstanding loans and commitments. Borrower relationships are formally reviewed periodically during the life of the loan. Further analyses by customer, industry, and location are performed to monitor trends, financial performance and concentrations.

The Company's loan portfolio is diversified by types of borrowers and industry groups within the market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. The Company has identified certain industry groups within its market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2000, there existed no industry group concentrations in the Company's loans that exceeded 10% of total loans.

Although management does not believe significant industry group loan concentrations exist in the Company's loan portfolio, it is aware that its market area is heavily reliant on seasonal tourism. As a result, a decrease in tourism could adversely affect one or more industry groups in the Company's loan portfolio, which could have a corresponding adverse effect on the Company's earnings.

At the end of 2000, residential real estate mortgage loans totaled $160.1 million and comprised 28.9% of the loan portfolio. These loans grew $22.1 million or 16.0% during 2000. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas served by the Company. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80%. Private mortgage insurance may be required when the loan to value exceeds these limits. Residential real estate loans are written normally with a one or three year adjustment rate feature.

In 1997, the Company offered adjustable indexed interest mortgage loans based upon market demands. At year end 2000, those loans totaled $49.5 million dollars. Adjustable indexed interest rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, plus an additional mark-up of 2.75% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date. Adjustable indexed interest rate mortgage loans have an initial period, ranging from one or three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product. Annual limits on interest rate increases are 2% while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate. The Company also participates in a secondary fixed rate mortgage program under the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. These loans are sold on the secondary market and the Company retains servicing rights. At December 31, 2000, these loans totaled $32.3 million.

Additionally in the last quarter of 1997, the Company began to offer fixed rate mortgages through participation in secondary fixed rate mortgage programs under private investors. These loans are sold on the secondary market with servicing rights sold retained by buyer. In 2000, the Company sold $17.3 million mortgage loans through the secondary programs.

Installment loans to individuals totaled $17.9 million, or 3.2%, of the total loan portfolio at December 31, 2000 compared to $15.4 million, or 3.5%, at end of 1999. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas served by the Company. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, adequate allowance for loan losses, and conservative non-accrual and charge-off policies.


Risk Management and the Allowance for Loan Losses

The loan portfolio is the Company's primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance or reserve for probable credit losses through periodic charges to earnings. These charges are shown in the Company's consolidated income statement as provision for loan losses. See "Provision for Loan Losses" above. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and an ongoing review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance.

Management reviews the adequacy of the Allowance for Loan Losses ("allowance" or "ALL") on a quarterly basis to determine whether, in management's estimate, the allowance is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Management's evaluation of the adequacy of the ALL is based primarily on management's periodic assessment and grading of the loan portfolio as described below. Additional factors considered by management include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect credit losses.

Loans are initially graded when originated. They are re-graded as they are renewed, when there is a loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. The loan review, or, grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans that management determines has a higher than average risk for default, with workout and/or legal action probable within one year. These loans are reported at least quarterly to the directors' loan committee and reviewed at the officers' loan committee for action to be taken. Watch list loans are those loans considered as having weakness detected in either character, capacity to repay or balance sheet concerns and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

1.       Adverse financial trends and condition
2.       Decline in the entire industry
3.       Managerial problems
4. Customer's failure to provide financial information or other collateral documentation

5.       Repeated delinquency, overdrafts or renewals

Every significant problem credit is reviewed by the loan review process and assessments are performed quarterly to confirm the risk rating, proper accounting and the adequacy of loan loss reserve assigned.

After reviewing the gradings in the loan portfolio, management will allocate or assign a portion of the ALL to categories of loans and individual loans to cover management's estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS 118"). Allocations also are made for unrated loans, such as credit card loans, based on historical loss experience adjusted for portfolio activity. The indirect risk in the form of off-balance sheet unfunded commitments are also taken into consideration. These allocated reserves are further supplemented by unallocated reserves based on management's estimate regarding risk of error, local economic conditions and any other relevant factors. Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover management's best estimate of probable losses, management records additional provision for credit loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

As the following table indicates, the ALL at December 31, 2000 was $7.0 million compared with $7.6 million at the end of 1999. Loans increased 24.2% from December 31, 1999 to December 31, 2000, while the allowance as a percent of total loans declined due to reduced loan loss provision for the year 2000 in addition to net charge-offs for the year. The December 31, 2000 ratio of ALL to outstanding loans was 1.26% compared with 1.70% at December 31, 1999 and the ALL as a percentage of nonperforming loans was 53.9% at December 31, 2000 compared to 60.7% at end of year 1999. Based on management's analysis of the loan portfolio risk at December 31, 2000, a provision expense of $545,000 was recorded for the year ended December 31, 2000, a decrease of $305,000 or 35.9% compared to the same period in 1999. Net loan charge-offs of $1.1 million occurred in 2000, and the ratio of net charge-offs to average loans for period ended December 31, 2000 was .23% compared to .80% at December 31, 1999. Real estate-mortgage charge-offs represented 112.5% of the total net charge-offs for the year 2000. Commercial mortgage loan charge-offs accounted for $754,000 for the mortgage total and residential mortgage loan charge-offs totaled $540,000. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

               Allowance for Loan Losses and Nonperforming Assets
                             (dollars in thousands)
                          For period ended December 31,

                                                         2000        1999         1998         1997        1996
Allowance for Loan Losses ("ALL")
Balance at beginning of period                           7,611      11,035        3,881       2,893       2,617
Balance related to acquisitions                                       (900)       6,487                     120
Provision for loan losses                                  545         850        1,135       1,115         400
Charge-offs                                              2,074       5,362          845         321         286
Recoveries                                                 924       1,988          377         194          42
                                                       -------     -------      -------      ------      ------
Balance at end of period                                 7,006       7,611       11,035       3,881       2,893
Net charge-offs ("NCO's")                                1,150       3,374          468         127         244

Non-performing assets:
Nonaccrual loans                                         8,479       8,086       11,060       1,720       3,677
Accruing loans past due 90 days or more                      0           0            0           0           0
Restructured loans                                       4,510       4,458        3,028       2,930       1,000

Total nonperforming loans ("NPL's")                     12,989      12,544       14,088       4,650       4,677
Other real estate owned                                    877          71          566         229         339
                                                       -------     -------      -------      ------      ------

Total nonperforming assets ("NPA's")                    13,866      12,615       14,654       4,879       5,016
Ratios:
ALL to NCO's                                              6.09        2.26        23.58       30.56       11.86
NCO's to average loans                                    0.23%       0.80%        0.14%       0.05%       0.10%
ALL to total loans                                        1.26%       1.70%        2.71%       1.32%       1.11%
NPL's to total loans                                      2.34%       2.81%        3.46%       1.58%       1.79%
NPA's to total assets                                     1.80%       1.95%        2.41%       1.08%       1.27%
ALL to NPL's                                             53.94%      60.67%       78.33%      83.46%      61.86%

Consistent with generally accepted accounting principles ("GAAP") and with the methodologies used in estimating the unidentified losses in the loan portfolio, the ALL consists of several components.

First, the allowance includes a component resulting from the application of the measurement criteria of SFAS 114 and SFAS 118. The amount of this component is included in the various categories presented in the following table.

The second component is statistically based and is intended to provide for losses that have occurred in large groups of smaller balance loans, the credit quality of which is impracticable to re-grade at end of each period. These loans would include residential real estate, consumer loans and loans to small businesses generally of $100,000 and less. The loss factors are based primarily on the Company's historical loss experience tracked over a three-year period and accordingly will change over time. Due to the fact that historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ.

Finally, the "unallocated" component of the ALL is intended to absorb losses that may not be provided for by the other components. There are several reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the ALL is used to provide for the losses that have occurred because of these reasons.

The first reason stems from the fact that there are limitations inherent to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating probable losses involves a significant degree of judgement regarding the present situation with respect to individual loans and the portfolio as a whole. The overall number of loans in the portfolio also makes it impracticable to re-grade every loan each quarter. Therefore, the possibility exists that some currently performing loans will not be as strong as their last grading estimate and an insufficient portion of the allowance will have been allocated to them. In addition, it's possible that grading and loan review may be done without all relevant facts. Troubled borrowers may inadvertently or deliberately omit important information from correspondence with lending officers regarding their financial condition and the diminished strength of repayment sources.

The second is that loss estimation factors are based on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. For example, with respect to loans to borrowers who are influenced by trends in the local tourist industry, management considers the effects of weather conditions, market saturation, and the competition for borrowers from other tourist destinations and attractions.

Third, the loss estimation factors do not give consideration to the seasoning of the loan portfolio. Seasoning is relevant because losses are less likely to occur in loans that have been performing satisfactorily for several years than in loans that are more recent.

Finally, the loss estimation factors do not give consideration to the interest rate environment. For example, borrowers with variable rate loans may be less able to manage their debt service if interest rates rise.

For these reasons, management regards it as both a more practical and a more prudent practice to maintain the total allowance at an amount larger than the sum of the amounts allocated as described above.

The following table shows the amount of the ALL allocated for the time periods indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance allocated to them than do loans that have less risk.

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


                    Allocation of the Reserve for Loan Losses
                             (dollars in thousands)

                          For years ended December 31,


                               2000                             1999                         1998
                              Amount                           Amount                       Amount
                              ------           Percent of      ------       Percent of      ------       Percent of
                                                loans to                     loans to                     loans to
                                                 total                        total                        total
                                                 loans                        loans                        loans
                                                 -----                        -----                        -----
Commercial, financial &
   agricultural                 $ 1,073          15.09%        $  814         14.80%       $ 1,025         19.34%
Commercial real estate            2,993          45.27%         2,605         44.93%         4,925         42.26%
Real estate
-----------
Construction                        302           7.47%            29          5.94%            50          2.26%
Residential                       1,395          24.54%         2,484         26.64%         3,350         28.11%
Home equity lines                   148           4.40%            84          4.24%           150          4.27%

Consumer                            140           2.84%           145          3.05%           325          3.33%
Credit card                          68           0.39%            42          0.40%            75          0.43%
Loan commitments                    135                           130
Not specifically allocated          752                         1,278                        1,135
                                -------                        ------                      -------
Total                           $ 7,006         100.00%        $7,611        100.00%       $11,035        100.00%



                                  1997                           1996
                                 Amount                         Amount
                                 ------       Percent of        ------      Percent of
                                               loans to                      loans to
                                                 total                         total
                                                 loans                         loans
                                                 -----                         -----
Commercial, financial &
   agricultural                 $   800          18.77%        $  800         19.76%
Commercial real estate            1,125          38.77%           800         38.94%


Real estate
-----------
Construction                         50           4.87%            50          4.26%
Residential                         745          27.64%           700         27.28%
Home equity lines                    25           5.51%            50          4.05%

Consumer                            270           3.85%           275          4.93%
Credit card                          75           0.59%            85          0.78%
Loan commitments
Not specifically allocated          791                           133
                                    ---                           ---
Total                            $3,881         100.00%        $2,893        100.00%


While there exists probable asset quality problems in the loan portfolio, including loans acquired in the BLBNA purchase, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at December 31, 2000. In the time period subsequent to the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate problem loans stemming from the BLBNA acquisition. As part of their examination of the Company since the BLBNA acquisition, various regulatory agencies have also performed a review of these loans. Although no assurance can be given, management feels that the majority of problem loans associated with BLBNA have been identified. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when it believes it necessary to minimize the risk of further deterioration of these loans for full collectibility.

While management uses available information to recognize losses on loans, future adjustments to the ALL may be necessary based on changes in economic conditions and the impact of such change on the Company's borrowers. As an integral part of their examination process, various regulatory agencies also review the ALL. Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgements about information available to them at the time of their examination.


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

Non-performing loans at December 31, 2000 were $13.0 million compared to $12.5 million at December 31, 1999. Non-accrual loans represented $8.5 million of the total of non-performing loans, of which $4.6 million was acquired with the BLBNA acquisition. Real estate non-accrual loans account for $7.4 million of the total, of which $3.3 million was residential real estate and $3.9 million was commercial real estate, while commercial and industrial non-accruals account for $828,000. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans. Troubled debt restructured loans represent $4.5 million of non-performing loans at December 31, 2000 and December 31, 1999. Approximately $2.9 million of this total consists of three commercial real estate credits granted various concessions and have experienced past cash flow problems. These credits were current at December 31, 2000. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non-performing loans to total loans at the end of 2000 was 2.3% compared to 2.8% at end of year 1999. The Company's ALL was 53.9% of total non-performing loans at December 31, 2000 compared to 60.7% at end of year 1999.

Potential problem loans are performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these nonperforming loans. At December 31, 2000, potential problem loans amounted to a total of $8.7 million compared to a total of $1.4 million at end of 1999. $4.4 million of the problem loans stem from two commercial credits experiencing cash flow concerns. $382,000 of the problem loans consist of one commercial credit which is going through liquidation. The credit has been written down to estimated fair market value. Various commercial loans totaling $3.3 million, mortgage loans totaling $548,000 and consumer loans totaling $17,000 make up the balance of the total potential problem loans. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses.

Except as noted above, management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of eight properties totaling $877,000 at end of year 2000. This compared to two properties totaling $71,000 at end of year 1999. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Net cost of operation of other real estate for 2000, 1999, and 1998 consists of the following:

                                       2000                       1999                       1998
                                       ----                       ----                       ----
                                                             (dollars in thousands)
Loss on disposition of properties
and other costs                        $ 254                      $ 219                      $  15
Gains on disposition of properties
and expense recoveries                 $ 276                      $ 336

Net (gains) losses                     $ (22)                     $(117)                     $  15


Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

Investment securities are classified as held to maturity or available for sale. The Company has determined at year end 2000 that all of its taxable issues, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 2000 were to be classified as available for sale. In addition, the Company had determined that its non-taxable local municipals were classified as available for sale. In the case of the Company's non-taxable issues and municipal bond investments purchased prior to 1996, they were determined to be held to maturity. This determination was made because the Company wanted to retain the municipal bond issues due to their higher after-tax yields, and local non-taxable issues due to their lessened marketability. Held to maturity securities are those securities the Company has both the intent and ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. At December 31, 2000, securities held to maturity had an aggregate market value of approximately $18.5 million compared with amortized cost of $18.4 million.

Investment securities classified as available for sale are those securities which the Company has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Company has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale at December 31, 2000 and 1999 are carried at market value. Adjustments up or down to market value at December 31, 2000 and 1999 are recorded as a separate component of equity, net of tax with one exception. In the event of a market value loss with regards to investments held in the investment subsidiary, the market value loss is recorded without a tax benefit since the loss would be treated as a capital loss. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. At December 31, 2000, securities available for sale had a market and carrying value of $135.1 million. The reserve for market adjustment of securities, net of tax, and reflected in the stockholders' equity section stood at $553,000 at December 31, 2000.

At December 31, 2000 and 1999, the Company's investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders' equity.

Investment securities averaged $152.8 million in 2000 compared with $147.4 million in 1999. The average balance of securities increased partly as a result of investment earnings reinvested at the investment subsidiary during 2000. In 2000, taxable securities comprised approximately 68.0% of the total average investments compared to 66.4% in 1999. Tax-exempt securities on average for 2000 accounted for 32.0% of the total average investments compared to 33.6% in 1999.

Deposits

Average total deposits for 2000 were $523.1 million, an increase of 6.1% over 1999. This follows a 27.5% increase in 1999 over 1998. BLBNA average deposits accounted for 16.2% of the increase in 1999.

Non-interest bearing demand deposits in 2000 averaged $61.2 million, up 7.9% from $56.8 million recorded in 1999. This $4.4 million increase is attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. December 31, 2000 non-interest-bearing demand deposits were $69.1 million compared with $59.2 million at year end 1999.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts ("IRAs") and certificates of deposit ("CDs"). In 2000, interest-bearing deposits averaged $461.9 million, an increase of 5.9%. Within the category of interest bearing deposits, savings deposits, including money market accounts, increased $22.9 million or 16.1%. During the same period, time deposits, including CDs and IRAs decreased in average deposits $6.7 million or 3.5%, primarily the result of a shift in customer preferences. Average time deposits over $100,000 increased by $12.0 million or 22.5%. Time deposits greater than $100,000 were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Brokered CD's averaged $13.4 million for 2000. At December 31, 2000, brokered CD's totaled $11.5 million.

Emphasis will be placed on generating additional core deposits in 2001 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service. The Company also may increase brokered CD's during the year 2001 as an additional source of funds to provide for loan growth.

Short Term Borrowings and Other Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and advances from FHLB. Average 2000 short-term borrowings were $41.8 million compared to $10.8 million during 1999. The increase of $31.0 million occurred as a result of higher than expected loan demand and increased investment balances.

Average short-term borrowings decreased $4.3 million or 28.4% in 1999 from 1998 due to other forms of funding used during the year.

Other borrowings consist of term loans with FHLB and three separate borrowings lent to Baylake by an unaffiliated bank. Average other borrowings in 2000 were $83.6 million compared to $56.4 million. The increase of $27.2 million or 48.1% occurred as a result of higher than expected loan demand.

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to bank customers under repurchase agreements at prevailing market rates. Borrowings with the FHLB are secured by one to four family residential mortgages and eligible investment securities allowing the Company to use it for additional funding purposes. These borrowings with original maturities less than one year are included as short term borrowings. Borrowings with original maturities greater than one year or callable notes with call features greater than one year are included in the other borrowings category. The loan balances with the FHLB showed the most fluctuation as an additional $44.8 million in average balances were borrowed during the course of 2000.

Long Term Debt

Long-term debt of $211,000 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime plus one quarter of one percent. The land contract was for the purchase of one of the properties in the Green Bay region for a branch location.


Liquidity

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $2.8 million in 2000 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank were sufficient to pay cash dividends to the Company's shareholders of $3.0 million in 2000.

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

Maturing investments have been a primary source of liquidity at the Bank. $22.0 million in investments were purchased in 2000. This resulted in net cash of $6.4 million used in investing activities for 2000. At December 31, 2000, the carrying or book value of investment securities maturing within one year amounted to $12.6 million or 8.3% of the total investment securities portfolio. This compares to a 4.3% level for investment securities with one year or less maturities as of December 31, 1999. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during 2000 totaled $15.6 million. At the end of 2000, the investment portfolio contained $100.0 million of U.S. Treasury and federal agency backed securities representing 65.1% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at end of year 2000 amounting to $105,000.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in 2000 Consolidated Statements of Cash Flows, deposits provided $49.2 million in cash inflow during 2000. The Company's overall average deposit base grew $30.3 million or 6.2% during 2000. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

Federal funds sold averaged $14,000 in 2000 compared to $5.4 million in 1999. The reduction was the result of above average loan growth offset by a slower growth in deposits. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically have higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2000, the Bank had no federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $150.5 million of loans maturing within one year, or 27.1% of total loans.

Within the classification of short-term borrowings and other borrowings at year-end 2000, federal funds purchased and securities sold under agreements to repurchase totaled $38.3 million compared with $9.2 million at the end of 1999. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They totaled $112.0 million at year end 2000.

The Bank's liquidity resources were sufficient in 2000 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in 2000, management expects deposit growth, including brokered CD's, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

Management believes that, in the current economic environment, the Company's and the Bank's liquidity position is adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank's or the Company's liquidity.

Interest Rate Risk

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. Control and monitoring of interest rate risk is a primary objective of asset/liability management. Baylake's Asset/Liability Committee ("ALCO") manages risks associated with changing interest rates, changing asset and liability mixes, and the impact on such changes on earnings. The sensitivity of net interest income to market rate changes is evaluated monthly by ALCO.

In order to limit exposure to interest rate risk, the Company has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. The Company has focused on the establishment of adjustable rate mortgages ("ARM's") in its residential lending product line; the concerted efforts made to attract and sell core deposit products through the use of Company's branching and delivery systems and marketing efforts; and the use of other available sources of funding to provide longer term funding possibilities.

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

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Company is liability sensitive. The analysis considers money market index accounts and 25% of NOW accounts to be rate sensitive within three months. Regular savings, money market deposit accounts and 75% of NOW accounts are considered to be rate sensitive within one to five years. While these accounts are contractually short-term in nature, it is the Company's experience that repricing occurs over a longer period of time. The Company views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories include loans and investments as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities. The "static gap analysis" provides a representation of the Company's earnings sensitivity to changes in interest rates. It is a static indicator and does not reflect various repricing characteristics. Accordingly, a "static gap analysis" may not be indicative of the sensitivity of net interest income in a changing rate environment.


                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                             As of December 31, 2000


-------------------------------------------------------------------------------------------------------------------
                          Within           Four to          Seven to          One            Over           Total
                          three            six months       twelve            year to        five
                          months                            months            five           years
                                                                              years
Earning assets
Investment securities      9,980            3,060           11,746           79,509          55,171         159,466
Loans and leases:
Variable rate            149,349           20,737                            27,175              76         207,337
Fixed rate                39,801           50,960           37,101          207,563           4,590         340,015
                         -------          -------          -------          -------         -------         -------
Total loans and leases   199,150           71,697           37,101          234,738           4,666         547,352
                         -------          -------          -------          -------         -------         -------
Total earning assets     209,130           74,757           48,847          314,247          59,837         706,818
                         -------           ------          -------          -------         -------         -------
Interest bearing
liabilities
NOW accounts              12,395                                             37,187                          49,582
Savings deposits         139,110                                             44,259                         183,369
Time deposits             60,613           61,547          107,092           21,902                         251,154
Borrowed funds           125,541            7,500                0           25,159                         158,200
                         -------          -------          -------          -------                         -------
Total interest bearing
   liabilities           337,659           69,047          107,092          128,507               0         642,305
Interest sensitivity     -------          -------          -------          -------         -------         -------
   (within periods)     (128,529)           5,710          (58,245)         185,740          59,837          64,513
Cumulative interest
   sensitivity GAP      (128,529)        (122,819)        (181,064)           4,676          64,513
Ratio of cumulative
   interest rate
   sensitivity GAP to
   rate sensitive assets (18.18%)         (17.38%)         (25.62%)           0.66%           9.13%

Ratio of rate
   sensitive assets to
   rate sensitive
   liabilities            61.94%           108.27%          45.61%           244.54%
Cumulative ratio of
   rate sensitive assets
   to rate sensitive
   liabilities            61.94%           69.80%           64.76%           100.73%         110.04%

In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 200 basis point parallel rate shock. The resulting simulations indicated a plus or minus 2.6% adjustment in net income under these scenarios for the period ended December 31, 2000. This result was within the policy limits established by the Company.

The results of the simulations are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from such factors as the change in spread between key market rates and the shape of the yield curve. The above results also are considered to be conservative estimates due to the fact that no management action is factored into the analysis to deal with potential income variances.

Management continually reviews its interest risk position through the ALCO process. Management's philosophy is to maintain relatively matched rate sensitive asset and liability positions within the range described above in order to provide earnings stability in the event of significant interest rate changes.

Capital Resources

Stockholders' equity at December 31, 2000 increased $6.9 million or 15.0% to $53.1 million, compared with $46.2 million at 1999 year end. This increase includes an increase of $3.2 million to capital in 2000 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Without the effect of this increase, stockholders' equity would have increased $3.7 million or 7.7% for 2000 over 1999, which compares to an increase of $5.3 million or 12.3% for 1999 over 1998. With the SFAS 115 adjustment included in 1999 capital, capital increased $938,000 or 2.1% compared to 1998 year end.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 26% of Company's Common Stock participate in the plan.

Cash dividends paid in 2000 were $.41 per share compared with $.37 in 1999. The Company provided a 10.8% increase in normal dividends per share in 2000 over 1999 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in 2000.

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

At December 31, 2000 and 1999, the Company was categorized as adequately and well capitalized, respectively, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of December 31 for each of the previous two years.



                            Risk-Based Capital Ratios


                                                                                                     To Be Well
                                                                                                     Capitalized
                                                                                                     Under Prompt
                                                                                                      Corrective
                                                                          For Capital                   Action
                                                Actual                 Adequacy Purposes              Provisions
                                         Amount         Ratio        Amount          Ratio        Amount        Ratio
                                         ------         -----        ------          -----        ------        -----
As of December 31, 2000:
Total Capital (to Risk Weighted
Assets):
  The Company                            $54,055         8.92%       $48,464         8.00%           N/A           N/A
  The Bank                                61,237        10.10%        48,512         8.00%        60,640        10.00%
Tier 1 Capital (to Risk Weighted
Assets):
  The Company                             47,049         7.77%        24,232         4.00%           N/A           N/A
  The Bank                                54,232         8.94%        24,255         4.00%        36,384         6.00%
Tier 1 Capital (to Average Assets)
  The Company                             47,049         6.38%        29,518         4.00%           N/A           N/A
  The Bank                                54,232         7.35%        29,518         4.00%        36,897         5.00%

As of December 31, 1999:
Total Capital (to Risk Weighted
Assets):
  The Company                            $48,903        10.07%       $38,867         8.00%           N/A           N/A
  The Bank                                48,230         9.86%        39,123         8.00%        48,905        10.00%
Tier 1 Capital (to Risk Weighted
Assets):
  The Company                             42,811         8.81%        19,434         4.00%           N/A           N/A
  The Bank                                42,098         8.61%        19,562         4.00%        29,343         6.00%
Tier 1 Capital (to Average Assets)
  The Company                             42,811         6.79%        25,220         4.00%           N/A           N/A
  The Bank                                42,098         6.68%        25,220         4.00%        31,524         5.00%


Management believes that a strong capital position is necessary to take advantage of opportunities for profitable expansion of product and market share, and to provide depositor and investor confidence. The Company's capital level is strong, but also must be maintained at an appropriate level to provide the opportunity for a superior return on the capital employed. Management actively reviews capital strategies for the Company to ensure that capital levels are appropriate based on the perceived business risks, further growth opportunities, industry standards, and regulatory requirements.

Year 2000

The Company did not encounter computer or system problems from the transition into the new year 2000 ("Y2K") or subsequent problems after December 31, 1999, nor does management expect any material Y2K problems in the future. However, management has decided to maintain a Y2K specific contingency plan in an effort to mitigate any such risks.


Item 7 A.  Quantitative and Qualitative Disclosure about Market Risk.

Information required by this item is set forth in Item 7 under the captions "Interest Rate Risk."




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and notes to related statements thereto are set forth on the following pages.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       and
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

             For the Years Ended December 31, 2000, 1999 , and 1998

                            [intentionally left blank]

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin



                                TABLE OF CONTENTS




                                                                                                            Page
                                                                                                            ----


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                           63


FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                                                        64 - 65

        Consolidated Statements of Income                                                                    66

        Consolidated Statements of Changes in Stockholder Equity                                             67

        Consolidated Statements of Cash Flows                                                              68 - 69

        Notes to Consolidated Financial Statements                                                         70 - 98


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin


        We have audited the accompanying consolidated balance sheets of Baylake Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


Madison, Wisconsin                                /s/ SMITH & GESTELAND, LLP
January 25, 2001, except for Note 20
    as to which the date is February 23, 2001     SMITH & GESTELAND, LLP

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31


                                                                                       2000               1999
                                                                                  --------------     -------------
                                                                                      (Thousands of dollars)
             ASSETS
Cash and due from banks                                                           $      21,695      $     19,475
Investment securities available for sale (at market)                                    135,089           125,700
Investment securities held to maturity (market value
    $18,503 and $19,259)                                                                 18,422            19,380
Loans held for sale                                                                         724               748
Loans                                                                                   555,107           447,019
    Less:  Allowance for loan losses                                                      7,006             7,611
                                                                                  -------------      ------------
       Loans, net of allowance for loan losses                                          548,101           439,408
Bank premises and equipment                                                              21,313            18,463
Federal Home Loan Bank stock (at cost)                                                    5,955             4,000
Accrued interest receivable                                                               5,733             4,146
Income taxes receivable                                                                   1,135             1,161
Deferred income taxes                                                                     2,256             2,912
Goodwill                                                                                  5,455             5,941
Other assets                                                                              6,390             4,976
                                                                                  -------------      ------------






          Total assets                                                            $     772,268      $    646,310
                                                                                  =============      ============




    The accompanying notes are an integral part of the financial statements.

                                                                                       2000               1999
                                                                                  --------------     -------------
                                                                                      (Thousands of dollars)
             LIABILITIES
Domestic deposits
    Noninterest bearing                                                           $      69,149      $     59,153
    Interest bearing
       NOW                                                                               49,582            49,061
       Savings                                                                          183,369           150,468
       Time, $100,000 and over                                                           61,334            55,535
       Other time                                                                       189,820           189,857
                                                                                  -------------      ------------
          Total interest bearing                                                        484,105           444,921
                                                                                  -------------      ------------
          Total deposits                                                                553,254           504,074
Short-term borrowings
    Federal funds purchased, repurchase agreements,
       and Federal Home Loan Bank advances                                               80,289             9,231
Accrued expenses and other liabilities                                                    6,868             5,788
Dividends payable                                                                           819               743
Other borrowings                                                                         77,700            80,000
Long-term debt                                                                              211               264
                                                                                  -------------      ------------
          Total liabilities                                                             719,141           600,100
                                                                                  -------------      ------------
             STOCKHOLDER EQUITY
Common stock $5 par value - authorized 10,000,000 shares; issued - 7,468,733 shares in 2000; 7,460,333 shares in 1999; outstanding -
7,445,574 shares in 2000; 7,437,174 shares in 1999                                       37,344            37,302
Additional paid-in capital                                                                7,185             7,120
Retained earnings                                                                         8,670             5,012
Treasury stock                                                                             (625)             (625)
Accumulated other comprehensive income
    Net unrealized gain (loss) on securities available for sale, net of
       tax of $277 in 2000 and $515 in 1999                                                 553            (2,599)
                                                                                  -------------      ------------
          Total stockholder equity                                                       53,127            46,210
                                                                                  -------------      ------------
          Total liabilities and stockholder equity                                $     772,268      $    646,310
                                                                                  =============      ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31


                                                                             2000           1999           1998
                                                                         -----------    -----------     -----------
                                                                                   (Amounts in thousands
                                                                                  except per share data)

Interest income
   Interest and fees on loans                                            $   46,685     $   37,586      $   30,161
   Interest on investment securities
      Taxable                                                                 6,806          6,041           5,204
      Exempt from federal income taxes                                        2,532          2,582           2,340
   Other interest income                                                         13            258             356
                                                                         ----------     ----------      ----------
         Total interest income                                               56,036         46,467          38,061
                                                                         ----------     ----------      ----------
Interest expense
   Interest on deposits                                                      23,582         19,541          15,755
   Interest on short-term borrowings                                          2,970            768           1,071
   Interest on other borrowings                                               5,529          2,895           2,290
   Interest on long-term debt                                                    18             76              32
                                                                         ----------     ----------      ----------
         Total interest expense                                              32,099         23,280          19,148
                                                                         ----------     ----------      ----------
         Net interest income                                                 23,937         23,187          18,913
Provision for loan losses                                                       545            850           1,135
                                                                         ----------     ----------      ----------
         Net interest income after provision for loan losses                 23,392         22,337          17,778
                                                                         ----------     ----------      ----------
Other income
   Fees from fiduciary activities                                               517            553             451
   Fees from loan servicing                                                     837            875             846
   Fees for other services to customers                                       2,053          1,890           1,562
   Gains from sales of loans                                                    240            295             893
   Securities losses, net                                                                       (2)
   Other income                                                               1,039            945             625
                                                                         ----------     ----------      ----------
         Total other income                                                   4,686          4,556           4,377
                                                                         ----------     ----------      ----------
Other expenses
   Salaries and employee benefits                                            10,353          9,700           7,772
   Occupancy expense                                                          1,643          1,430           1,169
   Equipment expense                                                          1,404          1,238           1,023
   Data processing and courier                                                  932            872             699
   Operation of other real estate                                               (22)          (117)             15
   Other operating expenses                                                   4,280          4,247           3,213
                                                                         ----------     ----------      ----------
         Total other expenses                                                18,590         17,370          13,891
                                                                         ----------     ----------      ----------
         Income before income taxes                                           9,488          9,523           8,264
Income tax expense                                                            2,778          2,600           2,247
                                                                         ----------     ----------      ----------
         NET INCOME                                                      $    6,710     $    6,923      $    6,017
                                                                         ==========     ==========      ==========
Basic earnings per common share                                                $.90           $.94            $.82
Diluted earnings per common share                                              $.87           $.90            $.80






    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31



                                                                                Accumulated
                                           Common Stock          Additional        Other
                                     -------------------------    Paid-in      Comprehensive     Retained      Treasury     Total
                                       Shares          Amount     Capital          Income        Earnings       Stock       Equity
                                     -----------    ----------   -----------   ----------------  ----------    ---------  ----------
                                                                (Amounts in thousands except for shares)
             1998
Balance - January 1, 1998             2,460,481     $  12,302     $  6,038       $  1,311        $  22,618     $ (414)    $  41,855
                                                                                                                          ---------
Net income for the year                                                                              6,017                    6,017

Net changes in unrealized gain on
  securities available for sale, net
  of $273 deferred taxes                                                              490                                       490
                                                                                                                          ---------
Comprehensive income                                                                                                          6,507
                                                                                                                          ---------
Stock options exercised                  13,500            68           76                                                      144
Treasury stock acquired                                                                                          (211)         (211)
Stock dividend - 50%                  1,220,565         6,103                                       (6,103)
Tax benefit from exercise of stock
  options                                                              115                                                      115
Cash dividends declared                                                                             (3,138)                  (3,138)
                                      ---------      --------      -------        -------         --------      -----     ---------
Balance - December 31, 1998           3,694,546        18,473        6,229          1,801           19,394       (625)       45,272

             1999
Net income for the year                                                                              6,923                    6,923
Net changes in unrealized gain
  (loss) on securities available for
  sale, net of $1,490 deferred taxes                                               (4,400)                                   (4,400)
                                                                                                                          ---------
Comprehensive income                                                                                                          2,523
                                                                                                                          ---------
Stock options exercised                  53,450           267          518                                                      785

Tax benefit from exercise of stock
  options                                                              373                                                      373
Stock dividend - 100%                 3,712,337        18,562                                      (18,562)
Cash dividends declared                                                                             (2,743)                  (2,743)
                                     ----------     ---------     --------       --------         --------     ------     ---------
Balance - December 31, 1999           7,460,333        37,302        7,120         (2,599)           5,012       (625)       46,210

             2000
Net income for the year                                                                              6,710                    6,710
Net changes in unrealized gain
  (loss) on securities available for
   sale, net of $792 deferred
   taxes                                                                            3,152                                     3,152
                                                                                                                          ---------
Comprehensive income                                                                                                          9,862
                                                                                                                          ---------
Stock options exercised                   8,400            42            5                                                       47

Tax benefit from exercise of stock
  options                                                               60                                                       60
Cash dividends declared                                                                             (3,052)                  (3,052)
                                     ----------     ---------     --------       --------        ---------     ------     ---------
Balance - December 31, 2000           7,468,733     $  37,344     $  7,185       $    553        $   8,670     $ (625)    $  53,127
                                                    =========     ========       ========        =========     ======     =========

   Less treasury stock                   23,159
                                     ----------

                                      7,445,574
                                     ==========





    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31


                                                                            2000            1999           1998
                                                                        ------------    -----------     -----------
                                                                                  (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received from:
      Loans                                                             $    45,200     $   37,218      $   29,901
      Investments                                                             9,127          8,716           7,777
   Fees and service charges                                                   4,197          4,030           4,004
   Interest paid to depositors                                              (22,797)       (19,982)        (16,173)
   Interest paid to others                                                   (8,227)        (3,599)         (3,336)
   Cash paid to suppliers and employees                                     (16,894)       (13,558)        (12,077)
   Income taxes paid                                                         (2,887)        (3,204)         (2,595)
                                                                        -----------     ----------      ----------
         Net cash provided by operating activities                            7,719          9,621           7,501
                                                                        -----------     ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                         3,947
   Principal payments received on investments                                15,634         45,166          31,636
   Purchase of investments                                                  (22,045)       (47,306)        (66,749)
   Proceeds from sale of other real estate owned                              1,119          1,590             165
   Loans made to customers in excess of principal collected                (110,743)       (43,608)        (33,120)
   Capital expenditures                                                      (4,281)        (4,008)         (1,941)
   Proceeds on insurance contracts                                                              41
   Purchase of annuity                                                                                        (630)
   Cash and federal funds received in acquisition                                                           12,459
                                                                        -----------     ----------      ----------
         Net cash used in investing activities                             (120,316)       (44,178)        (58,180)
                                                                        -----------     ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
      and savings accounts                                                   43,418         13,322          44,495
   Net increase (decrease) in short-term borrowings                          71,159          5,473         (16,816)
   Net increase (decrease) in time deposits                                   5,761         (4,532)         11,604
   Proceeds from other borrowings and long-term debt                         98,000         50,000          17,000
   Payments on other borrowings and long-term debt                         (100,453)       (23,128)            (67)
   Proceeds from issuance of stock                                              107          1,158             259
   Debt issuance costs                                                         (199)
   Redemption of preferred stock                                                            (3,160)
   Stock reacquired                                                                                           (211)
   Dividends paid                                                            (2,976)        (2,661)         (3,090)
                                                                        -----------     ----------      ----------
         Net cash provided by financing activities                          114,817         36,472          53,174
                                                                        -----------     ----------      ----------
         Net increase in cash and due from banks                              2,220          1,915           2,495
Cash and due from banks, beginning                                           19,475         17,560          15,065
                                                                        -----------     ----------      ----------
Cash and due from banks, ending                                         $    21,695     $   19,475      $   17,560
                                                                        ===========     ==========      ==========







    The accompanying notes are an integral part of the financial statements.


                                                                            2000            1999           1998
                                                                        ------------    -----------     -----------
                                                                                  (Thousands of dollars)

Reconciliation of net income to net cash provided
  by operating activities:
      Net income                                                        $     6,710     $    6,923      $    6,017
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                     1,871          1,639           1,417
            Provision for losses on loans and real
               estate owned                                                     545            850           1,135
            Amortization of premium on investments                              146            176             176
            Accretion of discount on investments                               (177)          (152)           (414)
            Cash surrender value increase                                      (124)          (140)            (82)
            Loss on sale of investment securities                                                2
            Gain on sale of loans and other assets                             (494)          (582)           (897)
            Proceeds from sale of loans held for sale                        23,802         26,505          25,684
            Origination of loans held for sale                              (23,562)       (26,210)        (24,791)
            Equity in income of service center                                 (250)          (142)            (66)
            Deferred compensation                                               108            (50)             (6)
            Deferred income taxes                                              (136)          (901)            (68)
            Changes in assets and liabilities:
               Interest receivable                                           (1,586)          (234)           (106)
               Prepaids and other assets                                        (40)         2,040              26
               Unearned income                                                  (92)          (328)            (38)
               Interest payable                                               1,075           (300)           (361)
               Taxes receivable                                                  27            297            (280)
               Other liabilities                                               (104)           228             155
                                                                        -----------     ----------      ----------
         Net cash provided by operating activities                      $     7,719     $    9,621      $    7,501
                                                                        ===========     ==========      ==========
SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Acquisition of property in lieu of foreclosure                    $     1,619     $      816      $      126
      Dividends reinvested in common stock                                      771            736             518
      Net liabilities and preferred stock assumed in acquisition,
        excluding cash and federal funds received                                                           16,771


                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES

         The consolidated financial statements of Baylake Corp. (the company) include the accounts of the company, its wholly-owned subsidiary; Kewaunee County Banc-Shares, Inc., its wholly-owned subsidiaries; Baylake Bank and Baylake Bank, N.A., and their wholly-owned subsidiaries; Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., Baylake Investments, Inc., and Baylake Insurance Agency, Inc. In 1999, Baylake Bank, N.A. was merged into Baylake Bank. All significant intercompany items and transactions have been eliminated.

         Baylake Bank owns a 49% interest in United Financial Services, Inc.,
         (UFS) a data processing service. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other revenue. Amounts paid to UFS for data processing services for Baylake's banks were $815,000, $755,000, and $627,000, in 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, Baylake Bank had loans of $235,000 and $888,000, respectively, to UFS.

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

         For comparability, certain 1999 and 1998 amounts have been reclassified to conform with classification adopted in 2000.

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

                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES (continued)

         Investment securities classified as available for sale are those securities which Baylake Bank has determined might be sold to manage interest rate risk or in response to changes in interest rates or other economic factors. While the company has no current intention of selling these securities, they may not be held to maturity.

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

         The allowance for loan losses is maintained at a level that is management's best estimate of probable loan losses incurred as of the balance sheet date. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current domestic and international economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income.

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

         Mortgage servicing rights of $215,000, $236,000, and $221,000 were capitalized and $101,000, $106,000, and $77,000 were amortized during 2000, 1999, and 1998, respectively. The amount of impairment was not material.

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

         Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $486,000, $453,000, and $399,000 in 2000,
         1999, and 1998, respectively.

         The company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2000, 1999, and 1998 were $339,000, $233,000, and $192,000, respectively.

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


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

         The company's subsidiary Baylake Bank is required to maintain average reserve balances by the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2000, was approximately $6,475,000.


NOTE 3 - INVESTMENT SECURITIES

         The amortized cost and estimated market values of investments are as follows:



                                                                         December 31, 2000
                                                   ---------------------------------------------------------------
                                                                      Gross             Gross          Estimated
                                                    Amortized       Unrealized       Unrealized         Market
                                                      Cost            Gains            Losses            Value
                                                   ------------    -------------    --------------    ------------
                                                                       (Thousands of dollars)

                Available For Sale
                ------------------
             U.S. Treasury and other U.S.
                government agencies                $    32,252      $     748        $       3        $    32,997
             Obligations of states and
                political subdivisions                  33,067            757               29             33,795
             Mortgage-backed securities                 67,629            107              750             66,986
             Other                                       1,311                                              1,311
                                                   -----------      ---------        ---------        -----------
                                                   $   134,259      $   1,612        $     782        $   135,089
                                                   ===========      =========        =========        ===========
                Held to Maturity
                ----------------
             Obligations of states and
                political subdivisions             $    18,422      $     119        $      38        $    18,503
                                                   ===========      =========        =========        ===========


                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - INVESTMENT SECURITIES (continued)



                                                                         December 31, 1999
                                                   ---------------------------------------------------------------
                                                                       Gross            Gross          Estimated
                                                     Amortized       Unrealized       Unrealized        Market
                                                       Cost            Gains            Losses           Value
                                                   -------------    ------------    ---------------   ------------
                                                                       (Thousands of dollars)

                Available For Sale
                ------------------
             U.S. Treasury and other U.S.
                government agencies                $     22,851      $      54        $      86       $     22,819
             Obligations of states and
                political subdivisions                   32,413            122              738             31,797
             Mortgage-backed securities                  71,876             23            2,489             69,410
             Other                                        1,674                                              1,674
                                                   -------------     ----------       ----------      -------------
                                                   $    128,814      $     199        $   3,313       $    125,700
                                                   =============     ==========       ==========      =============
                Held to Maturity
                ----------------
             Obligations of states and
                political subdivisions             $     19,380      $      10        $     131       $     19,259
                                                   =============     ==========       ==========      =============

             Results of sales of securities were as follows:



                                                                                   Available for Sale
                                                                        ------------------------------------------
                                                                            2000            1999           1998
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Proceeds                                                   $     None      $    3,947     $     None
             Realized gains                                                                     21
             Realized losses                                                                    23

                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - INVESTMENT SECURITIES (continued)

         The amortized cost and estimated market value of investments at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            Available for Sale               Held to Maturity
                                                       -----------------------------    ----------------------------
                                                                         Estimated
                                                        Amortized          Market        Amortized        Estimated
                                                          Cost             Value           Cost            Value
                                                       ------------     ------------    ------------    ------------
                                                                         (Thousands of dollars)
             Due in one year or less                   $    10,627      $    10,645     $    2,012      $    2,013
             Due after one year through
                five years                                  14,839           15,140          8,278           8,285
             Due after five years through
                ten years                                   23,079           23,295          3,361           3,434
             Due after ten years                            18,085           19,023          4,771           4,771
                                                       ------------     ------------    -----------     -----------
                                                            66,630           68,103         18,422          18,503
             Mortgage-backed securities                     67,629           66,986
                                                       ------------     ------------    -----------     -----------
                                                       $   134,259      $   135,089     $   18,422      $   18,503
                                                       ============     ============    ===========     ===========

         Securities pledged to secure public and trust deposits and borrowed funds had a carrying value of $103,902,000 and $61,560,000 at December 31, 2000 and 1999, respectively.


NOTE 4 - LOANS

         Major classifications of loans are as follows:

                                                                                December 31,        December 31,
                                                                                    2000                1999
                                                                              -----------------   -----------------
                                                                                     (Thousands of dollars)
             Commercial, financial, and agricultural                           $     335,868        $    267,460
             Real estate - construction                                               41,524              26,535
             Real estate - mortgage                                                  160,150             138,029
             Installment                                                              17,925              15,446
                                                                               -------------        ------------
                                                                                     555,467             447,470
                 Less:  Deferred loan origination
                          fees, net of costs                                            (360)               (451)
                                                                               -------------        ------------
                       Net loans                                               $     555,107        $    447,019
                                                                               =============        ============


                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - LOANS (continued)

         Loans having a carrying value of $51,372,000 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2000.

         Certain directors and officers of the company and the subsidiary banks, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the subsidiary during 2000 and 1999. Such loans were made in the ordinary course of business at normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection.

         A summary of the changes in those loans is as follows:


                                                                                      2000            1999
                                                                                  -----------     ------------
                                                                                    (Thousands of dollars)
         Balance at beginning of year                                             $    5,594      $    10,983
         New loans made                                                                3,836            2,622
         Repayments received                                                          (3,844)          (2,889)
         Loans related to former officers and directors                                 (159)          (5,122)
                                                                                  ----------      -----------
         Balance at end of year                                                   $    5,427      $     5,594
                                                                                  ==========      ===========

         Loans on which the accrual of interest has been discontinued or reduced amounted to $8,479,000 and $8,086,000 at December 31, 2000 and 1999,
         respectively. If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $1,065,000 and $929,000 for 2000 and 1999, respectively. Interest income which has been recorded amounted to $460,000 and $442,000 for 2000 and 1999, respectively, for these nonaccrual loans.

         Changes in the allowance for loan losses were as follows:


                                                                     2000            1999             1998
                                                                 -----------     ------------     ------------
                                                                            (Thousands of dollars)
         Balance at beginning of year                            $    7,611      $    11,035      $     3,881
         Allowance related to assets acquired                                           (900)           6,487
         Provision charged to operations                                545              850            1,135
         Recoveries                                                     924            1,988              377
         Loans charged off                                           (2,074)          (5,362)            (845)
                                                                 ----------      -----------      -----------
         Balance at end of year                                  $    7,006      $     7,611      $    11,035
                                                                 ==========      ===========      ===========


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

         The provision for credit losses charged to expense is based upon management's best estimate of probable loan losses incurred at the balance sheet date, including consideration of the banks' credit loss experience and an evaluation of impaired loans under SFAS 114. The level of the allowance at the bank acquired by the company in 1998 was also influenced by unusual factors affecting that bank prior to the acquisition. See Note 13. A loan is considered to be impaired when, based upon current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan.

         The following is a summary of activity in investment in loans that have declined in value and related interest income and allowance for credit losses accounts:



                                                                                         2000             1999
                                                                                     ------------     ------------
                                                                                        (Thousands of dollars)
             Impaired loans at December 31                                           $    19,638      $    18,745
             Impaired loans at December 31 allowed for                               $    19,638      $    13,167
             Average impaired loans during the period                                $    18,800      $    17,294
             Interest income recognized while loans impaired                         $     2,198      $     1,283
             Interest income using a cash-basis method                               $     2,090      $     1,281
             Allowance as of January 1                                               $     1,536      $     4,852

             Additions during the year                                                     1,602            1,333
             Recoveries of amounts previously allowed for                                 (1,273)          (4,649)
                                                                                     -----------      -----------
             Allowance as of December 31                                             $     1,865      $     1,536
                                                                                     ===========      ===========


                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - BANK PREMISES AND EQUIPMENT

                                                                        2000             1999             1998
                                                                    ------------     ------------     ------------
                                                                               (Thousands of dollars)
             Land                                                   $     4,074      $     3,892      $     3,232
             Buildings and improvements                                  16,930           14,298           12,143
             Equipment                                                    9,613            8,275            7,330
                                                                    -----------      -----------      -----------
                                                                         30,617           26,465           22,705
                 Less accumulated depreciation                            9,304            8,002            7,078
                                                                    -----------      -----------      -----------
                                                                    $    21,313           18,463      $    15,627
                                                                    ===========      ===========      ===========
             Depreciation expense                                   $     1,380      $     1,001      $     1,013
                                                                    ===========      ===========      ===========


NOTE 6 - OTHER REAL ESTATE

         Other real estate ($931,000 in 2000, $164,000 in 1999, and $795,000 in
         1998, net of an allowance for other real estate losses of $54,000 in 2000, $93,000 in 1999, and $229,000 in 1998) is included in other assets.

         Net cost of operation of other real estate is summarized below:


                                                                                  2000         1999         1998
                                                                                ----------   ----------    --------
                                                                                     (Thousands of dollars)
             Loss on disposition of properties
                 and other costs                                                $   254      $    219      $   15
             Gain on disposition of properties
                 and expense recoveries                                            (276)         (336)
                                                                                -------      --------      ------
                       Net (gains) losses                                       $   (22)     $   (117)     $   15
                                                                                =======      ========      ======


          Changes in the allowance for losses on other real estate were as follows:


                                                                                 2000         1999         1998
                                                                                -------     ---------     --------
                                                                                     (Thousands of dollars)
             Balance at beginning of year                                       $   93      $    229      $   229
             Amounts related to properties disposed                                (39)         (136)
                                                                                ------      --------      -------
             Balance at end of year                                             $   54      $     93      $   229
                                                                                ======      ========      =======


                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - DEPOSITS

         At December 31, 2000, the scheduled maturities of time deposits were as follows:

                                                             (Thousands of dollars)

                                           2001                    $    229,530
                                           2002                          16,273
                                           2003                           4,560
                                           2004                             791
                                                                   ------------
                                                                   $    251,154
                                                                   ============

         Deposits from related parties held by the company's subsidiary bank at December 31, 2000 and 1999, amounted to $6,400,000 and $5,700,000, respectively.


NOTE 8 - SHORT-TERM BORROWINGS

         Short-term borrowings consisted of the following at December 31:



                                                                           2000            1999            1998
                                                                       ------------     ----------     -----------
                                                                                 (Thousands of dollars)
             Federal funds purchased                                   $    35,000      $   6,330      $
             Federal Home Loan Bank Loan                                    42,000
             Securities sold under agreements
                 to repurchase                                               3,289          2,901           3,758
                                                                       -----------      ---------      ----------
                                                                       $    80,289      $   9,231      $    3,758
                                                                       ===========      =========      ==========



         The average outstanding balance of total short-term borrowings amounted to $44,011,000 in 2000 and $14,469,000 in 1999. The weighted-average interest rate on these borrowings was 6.75% for 2000 and 5.3% for 1999. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.

         The maximum amount outstanding at any month end was $80,289,000 during 2000 and $30,382,000 during 1999.

                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 -  LONG-TERM DEBT

          Long-term debt consisted of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime +1/4%. The balance at December 31, 2000 and 1999 was $211,000 and $264,000,
          respectively.


NOTE 10 - OTHER BORROWINGS

          Other borrowings consists of the following at December 31:



                                                                                        2000           1999
                                                                                   -------------   ------------
                                                                                     (Thousands of dollars)


          Federal Home Loan Bank loans secured by real estate mortgages and mortgage backed agency securities. Interest rates range from 6.28%
          to 6.93%. The loans are due at various dates from May 1, 2000
          through August 28, 2003.                                                 $     70,000    $    30,000

          Federal Home Loan Bank loans secured by real estate mortgages and
          mortgage backed securities.  Repaid in 2000.                                                  50,000

          Line of credit with a correspondent bank dated March 29, 2000.
          Interest rate of 1% less than prime (8.50% at December 31, 2000).
          $100,000 principal payments due quarterly.  The line is due
          March 29, 2002, and is secured by 3,800 shares of stock in Baylake
          Bank (a subsidiary of the company).                                             1,700

          Term notes with a correspondent bank dated June 30, 2000.  Interest rate of 1% less than prime (8.5% at December 31, 2000).  The loans are due on various dates through September 29, 2001, and are secured by 2,000 shares of stock in Baylake Bank (a subsidiary of
          the company).                                                                   6,000
                                                                                   ------------    -----------

                                                                                   $     77,700    $    80,000
                                                                                   ============    ===========

          Other borrowings are due as follows for the years ending December 31:



                                           2001                   $     21,400
                                           2002                         46,300
                                           2003                         10,000
                                                                  ------------

                                                                  $     77,700
                                                                  ============


                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - DIVIDENDS AND CAPITAL RESTRICTIONS

          Cash dividends per share to shareholders were $.41, $.37, and $.47 in 2000, 1999, and 1998, respectively, after adjustment for stock dividends.

          As of December 31, 2000, undistributed earnings of the subsidiaries, included in consolidated retained earnings, available for distribution to the company as dividends without prior approval of regulatory authorities was $15,036,000.

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

          At December 31, 2000 and 1999, the company was categorized as adequately capitalized and well capitalized, respectively, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the company's category.

          To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

          The company's risk-based capital and leverage ratios are as follows (thousands of dollars):


                                                   Risk-Based Capital Ratios
                                         ----------------------------------------------
                                           December 31, 2000         December 31, 1999
                                         ----------------------   ---------------------
                                           Amount      Ratio        Amount      Ratio
                                         ---------    ---------   ---------    --------

          Tier 1 capital
                 Baylake Corp.             $47,049      7.8%        $42,811       8.8%
                 Minimum requirement        24,232      4.0%         19,434       4.0%
          Total capital
                 Baylake Corp.              54,055      8.9%         48,903      10.1%
                 Minimum requirement        48,464      8.0%         38,867       8.0%

                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - DIVIDENDS AND CAPITAL RESTRICTIONS (continued)



                                                                                Leverage Ratios
                                                             -------------------------------------------------------
                                                                 December 31, 2000            December 31, 1999
                                                             --------------------------   --------------------------
                                                               Amount          Ratio        Amount          Ratio
                                                             ------------     ---------   ------------     ---------

             Tier 1 capital to average total assets
                 Baylake Corp.                               $    47,049        6.4%      $    42,811        6.8%

                 Minimum requirement                              29,518        4.0%           25,220        4.0%


NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

          Baylake Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees.

          Baylake Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contract or notional amount of those instruments. The bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                                                                                            Contract or
                                                                                          Notional Amount
                                                                                   -------------------------------
                                                                                       2000               1999
                                                                                   -------------     -------------
                                                                                        (Thousands of dollars)

             Financial instruments whose contract
               amounts represent credit risk:
                 Commitments to extend credit                                      $    131,898      $    128,781
                 Standby letters of credit and
                    financial guarantees written                                          2,581             1,387


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

                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

          Standby letters of credit and financial guarantees written are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The guarantees expire in decreasing amounts through 2008, with the majority expiring within two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank does not require collateral as support for the commitments. Collateral is obtained based on loan policies upon use of a commitment by a customer.


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

          As part of the acquisition, the company was required to contribute $7 million of capital to the bank. No payments to the seller of Evergreen have been made, but are contingently payable based on a formula set forth in the stock purchase agreement, not to exceed $2 million. The contingent payments are not accrued at December 31, 2000, since the amount, if any, is not estimable.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - ACQUISITIONS (continued)

          The following unaudited proforma financial information presents the combined results of operations of the company and Evergreen as if the acquisition had occurred as of the beginning of the period presented.


                                                                                       1998
                                                                                   ------------
                                                                         (Thousands of dollars except
                                                                          earnings per common share)
                        Total revenue                                              $    52,265
                        Net interest income                                             21,398
                        Net income                                                       5,525
                        Earnings per common share                                         1.51


          Net income above includes write-offs and write-downs of approximately $2,500,000 in 1998, and bond recoveries of $2,050,000 in 1998 due to the fraudulent activities of Evergreen's previous management. Information is substantially affected by the fraudulent activity which occurred at Evergreen prior to its acquisition by the company. Because the company would have replaced that previous management had it acquired Evergreen at an earlier date, the company believes that actual results would have been substantially different than shown.


NOTE 14 - PENSION PLAN

          The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans for 2000, 1999, and 1998, totaled $626,000, $572,000, and $478,000, respectively.

          Certain officers and directors of the company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $157,000 in 2000, $146,000 in 1999, and $141,000 in 1998.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - INCOME TAX EXPENSE

          The taxes applicable to income before income taxes were as follows:



                                                                            2000            1999           1998
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)

             Taxes currently payable
                 Federal                                                $    2,442      $    2,025     $    2,306
                 State                                                         311             191             17
                                                                        ----------      ----------     ----------
                                                                             2,753           2,216          2,323
                                                                        ----------      ----------     ----------
             Deferred income taxes
                 Federal                                                        21             330            (72)
                 State                                                           4              54             (4)
                                                                        ----------      ----------     ----------
                                                                                25             384            (76)
                                                                        ----------      ----------     ----------
                                                                        $    2,778      $    2,600     $    2,247
                                                                        ==========      ==========     ==========

             The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:


                                                                            2000            1999           1998
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Income tax based on statutory rate                         $    3,226      $    3,242     $    2,809
             State income taxes net of federal tax benefit                     205             113              3
                                                                        ----------      ----------     ----------
                                                                             3,431           3,355          2,812
             Effect of tax-exempt interest income                             (702)           (761)          (686)
             Other                                                              49               6            121
                                                                        ----------      ----------     ----------
                       Provision based on effective tax rates           $    2,778      $    2,600     $    2,247
                                                                        ==========      ==========     ==========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - INCOME TAX EXPENSE (continued)

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing tax benefits of a portion of loan loss and mortgage servicing differences. The following is a summary of the significant components of the company's deferred tax assets and liabilities as of December 31, 2000 and 1999:


                                                                                         2000           1999
                                                                                     -----------    -----------
                                                                                      (Thousands of dollars)

          Deferred tax assets
              Allowance for loan losses                                              $    2,072     $    2,174
              Deferred loan origination fees                                                142            178
              Deferred compensation                                                         700            639
              Mortgage loan servicing                                                       391            357
              Nonaccrual loans                                                              430            221
              Accrued vacation pay                                                           95             86
              Other                                                                          47              4
              Investments acquired in merger                                                 46             85
              Market value adjustment on securities
                 available for sale                                                                        515
                                                                                     ----------     ----------
                    Gross deferred tax assets                                             3,923          4,259
              Valuation allowance for deferred tax assets                                  (550)          (550)
                                                                                     ----------     ----------
                    Net deferred tax assets                                               3,373          3,709
                                                                                     ----------     ----------
          Deferred tax liabilities
              Bank premises and equipment                                                   776            736
              Market value adjustment on securities
                 available for sale                                                         277
              Other                                                                          64             61
                                                                                     ----------     ----------
                    Total deferred tax liabilities                                        1,117            797
                                                                                     ----------     ----------
                    Net deferred asset                                               $    2,256     $    2,912
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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - EARNINGS AND DIVIDENDS PER SHARE

          Earnings and dividends per share are based on the weighted average number of shares outstanding for the year, restated for the 100% stock dividend paid in November 1999 and the 50% stock dividend paid in May 1998. A reconciliation of the basic and diluted earnings per share amounts is as follows:

                                                                        2000              1999           1998
                                                                     ------------     -------------   ------------
             Basic weighted average number of
                 common shares outstanding                             7,443,999         7,403,429      7,323,216

             Additional common dilutive stock
                 option shares                                           298,563           289,149        172,094
                                                                     -----------      ------------    -----------
             Diluted weighted average number
                 of common shares outstanding                          7,742,562         7,692,578      7,495,310
                                                                     ===========      ============    ===========
             Additional common stock option
                 shares that have not been
                 included due to their
                 antidilutive effect                                      60,000



          There is no difference between basic and diluted income available to common stockholders.

          See Note 17 for information on additional stock options issued subsequent to year end. These shares would not have changed materially the calculation of the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before December 31, 2000.

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

          Activity in the plan is summarized as follows:

                                                                                                          Weighted
                                                                                                          Average
                                                                       Number        Option Price         Exercise
                                                                      of Shares        Per Share           Price
                                                                     -----------    ----------------     -----------
             Shares under option at December 31, 1997                  525,600      $  4.67 - 11.50      $    8.96
             Options granted                                           120,000                 9.75           9.75
             Options exercised                                         (30,700)                4.67           4.67
                                                                      --------      ---------------      ---------
             Shares under option at December 31, 1998                  614,900         4.67 - 11.50           9.33
             Options granted                                           126,000                15.25          15.25
             Options exercised                                         (94,400)        4.67 -  9.75           8.31
                                                                      --------      ---------------        -------
             Shares under option at December 31, 1999                  646,500         4.67 - 15.25          10.64
             Options granted                                            60,000                25.00          25.00
             Options exercised                                          (8,400)        4.67 -  8.95           5.64
                                                                      --------      ---------------      ---------
             Shares under option at December 31, 2000                  698,100      $  4.67 - 25.00      $   11.93
                                                                      ========      ===============      =========

             In January 2001, options to purchase up to an additional 30,450 shares were granted. The exercise price was established at 100% of the fair market value of the stock on the date of grant, or $14.75 per share.

             The options outstanding at December 31, 2000, were:


                                                                                                         Weighted
                                                                            Weighted-Average             Average
                                          Number of Shares                   Exercise Price             Remaining
              Price                 -------------------------------   ------------------------------      Life
              Range                  Outstanding      Exercisable      Outstanding     Exercisable      (In Years)
             ---------              --------------   --------------   --------------   -------------   -------------
             $   4.67                   13,700            13,700        $    4.67        $    4.67          2.3
                 8.92                   98,200            75,400             8.92             8.92          5.0
                 8.96                  108,700            60,700             8.96             8.96          6.0
                 9.50                   76,500            76,500             9.50             9.50          3.0
                 9.75                  117,600            45,600             9.75             9.75          7.0
                11.50                   97,400            97,400            11.50            11.50          4.0
                15.25                  126,000            25,200            15.25            15.25          8.0
                25.00                   60,000                              25.00            25.00          9.0
                                      --------         ---------        ---------        ---------         ----
                                       698,100           394,500        $   11.93        $   10.03          6.0
                                      ========         =========        =========        =========         ====

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - STOCK OPTION PLAN (continued)

          Options exercisable at December 31, 1999 and 1998, were 285,300 and 265,700, respectively. The weighted average exercise price for options exercisable at December 31, 1999 and 1998, was $9.53 and $9.02, respectively.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 17 - STOCK OPTION PLAN (continued)

          Had compensation cost for the company's options granted after January 1, 1995, been determined according to SFAS 123, the company's net income and earnings per share would have been reduced to the following proforma amounts:




                                                                         2000           1999            1998
                                                                     -----------     -----------    -----------
                                                                              (Thousands of dollars)

          Net income
              As reported                                            $    6,710      $    6,923     $    6,017
              Proforma                                                    6,320           6,578          5,802
          Basic earnings per common share
              As reported                                                   .90             .94            .82
              Proforma                                                      .85             .89            .79
          Diluted earnings per common share
              As reported                                                   .88             .90            .80
              Proforma                                                      .83             .82            .73


          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

          The grant date fair values and assumptions used to determine such values are as follows:



                                                                         2000           1999           1998
                                                                       ---------      ---------      ---------
          Weighted average grant date fair value                       $   7.13       $   5.14       $   3.45
          Assumptions:
              Risk-free interest rates                                     5.12%          6.50%          4.70%
              Expected volatility                                         27.40%         19.08%         33.56%
              Expected term (in years)                                     8.00           8.00           8.00
              Expected dividend yield                                      2.93%          1.60%          2.32%


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

                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
             INSTRUMENTS (continued)

          C. LOANS

             The carrying amount (total outstandings excluding unearned income and reserve for loan losses) and estimated fair value of loans outstanding at December 31, 2000, are $555,107,000 and $541,738,000, and for December 31, 1999, are $447,019,000
             and $437,262,000. In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions.

          D. DEPOSITS

             The carrying amount and estimated fair value of deposits outstanding at December 31, 2000, are $553,254,000 and $553,486,000 and for December 31, 1999, are $504,074,000 and
             $503,902,000. Under SFAS 107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the company receives from the low-cost, long-term funding they provide. These benefits are significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of similar remaining maturities. Because of the repricing characteristics and the competitive nature of the company's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

          E. SHORT-TERM BORROWINGS

             Short-term borrowings reprice frequently and therefore the carrying amount is a reasonable estimate of fair value.

          F. OTHER BORROWINGS

             The carrying amount and estimated fair value of other borrowings outstanding at December 31, 2000, are $77,700,000 and $77,869,000 and for December 31, 1999, are $80,000,000 and
             $79,689,000. The estimated fair values of fixed rate time borrowings are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for borrowings of similar remaining maturities.

                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
             INSTRUMENTS (continued)

          G. COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND LETTERS OF CREDIT

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


NOTE 19 - COMMITMENTS AND CONTINGENCIES

          During 1999, the company entered into a ten year lease to rent space in a building in Green Bay. The annual base rent is $76,000 and shall increase as of the beginning of each December based on the Consumer Price Index.

          During 1999, the company entered into a seven year lease to rent space for a branch bank location in Howard, Wisconsin. The annual base rent is $33,000 and increases by 15% after five years. The company must also pay its proportional share of costs for common areas at the mall.

                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 19 - COMMITMENTS AND CONTINGENCIES (continued)

          Rent expense for 2000 and 1999 was $95,000 and $87,000, respectively.

          Future minimum lease payments under these agreements are as follows:


                                             2001                            $    109,000
                                             2002                                 109,000
                                             2003                                 109,000
                                             2004                                 109,000
                                             2005                                 109,000
                                      2006 and thereafter                         336,000
                                                                             ------------
                                                                             $    881,000
                                                                             ============



NOTE 20 - SUBSEQUENT EVENT

          In February 2001, the company issued 1,610,000 shares of Cumulative Trust Preferred Securities at $10 per share for a total of $16,100,000. The shares were issued at a rate of 10% and expire on March 31, 2031. The company may call the securities after five years at par.

                       BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT
             COMPANY ONLY


                                  BAYLAKE CORP.
                              (Parent Company Only)
                            CONDENSED BALANCE SHEETS
                                   December 31

                                                                                         2000             1999
                                                                                     ------------     ------------
                                                                                        (Thousands of dollars)
                          ASSETS
             Cash in bank                                                            $       462      $       329
             Dividend receivable                                                             600              743
             Receivable from subsidiary                                                      129              382
             Prepaid expenses                                                                199
             Investment in subsidiaries                                                   60,310           45,499
                                                                                     -----------      -----------
                       Total assets                                                  $    61,700      $    46,953
                                                                                     ===========      ===========
                          LIABILITIES AND STOCKHOLDER
                             EQUITY
             Liabilities
                 Dividends payable                                                   $       819      $       743
                 Accrued expense                                                              54
                 Other borrowings                                                          7,700
                                                                                     -----------      -----------
                       Total liabilities                                                   8,573              743
             Stockholder equity                                                           53,127           46,210
                                                                                     -----------      -----------
                       Total liabilities and stockholder equity                      $    61,700      $    46,953
                                                                                     ===========      ===========

                     BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 -    CONDENSED FINANCIAL INFORMATION - PARENT
                  COMPANY ONLY (continued)


                                  BAYLAKE CORP.
                              (Parent Company Only)
                         CONDENSED STATEMENTS OF INCOME
                         For the Years Ended December 31


                                                                           2000           1999            1998
                                                                       -----------    -----------     ------------
                                                                                 (Thousands of dollars)

             Income
                 Dividends from subsidiaries                           $    2,645     $    2,076      $    10,139
                 Interest income                                               11             11                6
                                                                       ----------     ----------      -----------
                       Total income                                         2,656          2,087           10,145
                                                                       ----------     ----------      -----------
             Expenses
                 Interest                                                     322
                 Other                                                         67             54               64
                 Income taxes (benefit)                                      (128)           (10)             (15)
                                                                       ----------     ----------      -----------
                       Total expenses                                         261             44               49
                                                                       ----------     ----------      -----------
                       Income before equity in                              2,395          2,043           10,096
                          undistributed net income
                          of subsidiaries
             Equity in undistributed net income
                 of subsidiaries                                            4,315          4,880           (4,079)
                                                                       ----------     ----------      -----------
                       NET INCOME                                      $    6,710     $    6,923      $     6,017
                                                                       ==========     ==========      ===========


                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT
             COMPANY ONLY (continued)


                                  BAYLAKE CORP.
                              (Parent Company Only)
                        CONDENSED STATEMENT OF CASH FLOWS
                         For the Years Ended December 31


                                                                              2000          1999           1998
                                                                           ----------    ----------     -----------
                                                                                   (Thousands of dollars)

             CASH FLOWS FROM OPERATING ACTIVITIES:
                Cash paid to suppliers                                     $    (534)    $     (59)     $      (59)
                Interest received                                                 11            11               6
                Dividends received                                             2,788         1,994          10,289
                Income taxes (paid) received                                     381          (241)             10
                                                                           ---------     ---------      ----------
                      Net cash provided by operating activities                2,646         1,705          10,246
                                                                           ---------     ---------      ----------
             CASH FLOWS FROM INVESTING ACTIVITIES:
                Capital contributed to subsidiary                             (7,345)
                Purchase of subsidiary                                                                      (7,000)
                                                                           ---------     ---------      ----------
                      Net cash used in investing activities                   (7,345)                       (7,000)
                                                                           ---------     ---------      ----------
             CASH FLOWS FROM FINANCING ACTIVITIES:
                Dividends paid                                                (2,976)       (2,660)         (3,089)
                Issuance of debt                                               7,700
                Issuance of stock                                                108         1,157             143
                Repurchase of stock                                                                           (211)
                                                                           ---------     ---------      ----------
                      Net cash provided by (used in) financing
                         activities                                            4,832        (1,503)         (3,157)
                                                                           ---------     ---------      ----------
                      Net increase in cash                                       133           202              89
             Cash and due from banks, beginning                                  329           127              38
                                                                           ---------     ---------      ----------
             Cash and due from banks, ending                               $     462     $     329      $      127
                                                                           =========     =========      ==========
             Reconciliation of net income to net cash provided by operating activities:
                   Net income                                              $   6,710     $   6,923      $    6,017
                   Adjustments to reconcile net income to net
                      cash provided by operating activities:
                         Undistributed earnings of subsidiary                 (4,315)       (4,880)          4,081
                         Change in receivable from subsidiary                    253          (251)             (7)
                         Change in prepaid expenses                             (199)
                         Change in dividends receivable                          143           (82)            150
                         Change in accrued expenses                               54            (5)              5
                                                                           ---------     ---------      ----------
                      Net cash provided by operating activities            $   2,646     $   1,705      $   10,246
                                                                           =========     =========      ==========
             SUPPLEMENTAL SCHEDULE OF NONCASH
                FINANCING ACTIVITIES:
                   Dividends reinvested in common stock                    $     771     $     736      $      518


                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 22 - BUSINESS SEGMENTS

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



                                                                              2000
                                               --------------------------------------------------------------------
                                                                                    Intercompany
                                                 Banking        Non-Banking            Amounts           Totals
                                               ------------    ---------------   ------------------   -------------
                                                                     (Amounts in thousands)
             Interest revenue                  $    56,036        $    21           $     (21)        $     56,036
             Interest expense                       32,120                                (21)              32,099
             Provision for loan losses                 545                                                     545
             Noninterest revenue                     4,557            129                                    4,686
             Noninterest expenses                   18,482            108                                   18,590
             Income taxes                            2,760             18                                    2,778
             Net income                              6,686             24                                    6,710
             Total assets                          772,774            536              (1,042)             772,268


                                                                              1999
                                               --------------------------------------------------------------------
                                                                                   Intercompany
                                                 Banking        Non-Banking          Amounts              Total
                                               ------------    ---------------   ------------------   -------------
                                                                     (Amounts in thousands)
             Interest revenue                  $    46,467        $    19           $     (19)        $     46,467
             Interest expense                       23,299                                (19)              23,280
             Provision for loan losses                 850                                                     850
             Noninterest revenue                     4,431            125                                    4,556
             Noninterest expense                    17,248            122                                   17,370
             Income taxes                            2,590             10                                    2,600
             Net income                              6,911             12                                    6,923
             Total assets                          646,301            506                (497)             646,310


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.





                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the sections titled "Proposal No. 1, Election of Directors," "Information on Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" contained in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.



Item 11.  EXECUTIVE COMPENSATION

The information set forth under the sections titled "Director Fees and Benefits", "Executive Compensation", "Board of Directors Compensation Committee Report on Management Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" under "Matters to be Considered at the Baylake Annual Meeting" contained in the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.




Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The information set forth under the section titled "Ownership of Baylake Common" contained in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth in the section titled "Certain Transactions with Management" in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) 1. and 2.

The consolidated financial statements and supplementary data contained in Item 8 of this report are filed as part of this report. All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

(a)      3.

See Item 14(c) below.

(b)      Reports on Form 8-K

None.

(c)      Exhibits Required by Item 601 of Regulation S-K

Reference is made to the Exhibit Index on page 103 for exhibits filed as part of this report.

(d)      Additional Financial Statements

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BAYLAKE CORP.


                                               By:   /s/Steven D. Jennerjohn
                                                  ------------------------------
                                                        Steven D. Jennerjohn
                                                        Treasurer

                                               Date:   March 20, 2001
                                                    --------------------


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby designates and appoints Thomas L. Herlache and Steven D. Jennerjohn, and each of them, any one of whom may act without the joinder of the other, as such person's true and lawful attorney-in-fact and agents (the "Attorneys-in-Fact") with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission and any state securities commission, granting unto said Attorneys-in-Fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said Attorneys-in-Fact and agents or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

                           -------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on these dates indicated.



/s/ Thomas L. Herlache                               /s/ L. George Evenson
    ------------------                                   -----------------
    Thomas L. Herlache                               L. George Evenson, Director
President, Chief Executive
Officer and Director (Principal
    Executive Officer)

/s/ Steven D. Jennerjohn
---------------------------                          -----------------------
  Steven D. Jennerjohn                               Glenn Miller, Director
  Treasurer
  (Principal Financial and
  Accounting Officer)

                                                     /s/ Ruth Nelson
--------------------                                 ---------------
Ron Berg, Director                                   Ruth Nelson, Director

/s/ John D. Collins                                  /s/ Paul J. Sturm
-------------------                                 ---- -------------
John D. Collins, Director                            Paul J. Sturm, Director

/s/ George Delveaux, Jr.                             /s/ Richard A. Braun
------------------------                            ---- ----------------
George Delveaux, Jr., Director                       Richard A. Braun, Director

/s/ John W. Bunda                                    /s/ Joseph Morgan
-----------------                                    -----------------
John W. Bunda, Director                              Joseph Morgan, Director

/s/ William C. Parsons
----------------------
William C. Parsons, Director


*Each of the above signatures is affixed as of March 20, 2001.

Sequentially            Exhibit                 Description
Numbered Page             No.                   -----------
-------------             ---
--                       2.1          Agreement and Plan of Acquisition dated March 13, 1996 between Baylake
                                      Corp. and Four Seasons of Wis Corp. (1)
--                       2.4          Stock Purchase Agreement, dated as of October 1, 1998, among the Company,
                                      M&I and Evergreen (2)
--                       3.1          Articles of Incorporation, as amended (3)
--                       3.2          Bylaws, as amended (4)
--                       10.1         Baylake Corp. 1993 Stock Option Plan (5)
--                       10.2         Baylake Bank's Pay-for-Performance (bonus) program (6)
--                       10.3         Baylake Bank's Deferred Compensation Program with Thomas L. Herlache (7)
--                       10.4         Baylake Bank's Agreement for Early Retirement with Ronald D. Berg (8)
--                       10.5         Baylake Bank's Deferred Compensation and Salary Continuation  Agreement
                                      with Richard A. Braun (9)
--                       10.6         Baylake Corp. Stock Purchase Plan (10)
Page 105                 12.1         Statement Re Computation of Ratios
Page 107                 21.1         List of Subsidiaries
Page 108                 23.1         Consent of Smith & Gesteland
Page 101                 24.1         Power of Attorney (contained on the Signature Page)


(1) Incorporated by reference to Exhibit 2.1 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(2) Incorporated by reference to Exhibit 2.1 from the Company's Current Report on Form 8-K filed October 15, 1998.
(3) Incorporated by reference to Exhibit 3.1 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4) Incorporated by reference to Exhibit 3.2 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(5) Incorporated by reference to Exhibit A from the Company's Proxy Statement for the 1993 Annual Meeting of Shareholders.
(6) Incorporated by reference to Description thereof under "Board Directors/Compensation Committee Report on Management's Compensation" in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders.
(7) Incorporated by reference to Exhibit 10.3 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(8) Incorporated by reference to Exhibit 10.4 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(9) Incorporated by reference to Exhibit 10.5 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(10) Incorporated by reference to Exhibit 4 from the Company's Form S-3 filed on February 10, 1998.