Form 10-Q
period 2001-03-31
BAYLAKE CORP
filed 2001-05-15
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           MARCH 31, 2001
                              --------------------------------------------------


                                       OR


            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------     -----------------------

Commission file number                      0-8679
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


                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of May 7, 2001: 7,471,574 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX



PART 1 - FINANCIAL INFORMATION                                                                     PAGE NUMBER


         Item 1.   Financial Statements

         Consolidated Condensed Balance Sheet as of March 31, 2001                                       3
            and December  31, 2000

         Consolidated Condensed Statement of Income for the three                                        4
            months ended March 31, 2001 and 2000

         Consolidated Statement of Comprehensive Income for the three                                    5
            months ended March 31, 2001 and 2000

         Consolidated Statement of Cash Flows for the three months ended                                 6 - 7
            March 31, 2001 and 2000

         Notes to Consolidated Condensed Financial Statements                                            8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                     9  -  31

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             31



PART II - OTHER INFORMATION                                                                          32 - 33

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matter to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K


Signatures                                                                                               34


EXHIBIT INDEX                                                                                            33

                Exhibit 11  Statement re:  computation of per share earnings                             35
                Exhibit 15  Letter re:  unaudited interim financial information                          35

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                             (dollars in thousands)

                                                                                MARCH 31,            DECEMBER 31,
                               ASSETS                                             2001                   2000
                               ------                                             ----                   ----

Cash and due from banks                                                          $ 16,586              $ 21,695
Investment securities available for sale (at market)                              138,360               135,089
Investment securities held to maturity (market
     value $17,984 and $18,503, at March 31, 2001
     and December 31, 2000, respectively)                                          17,734                18,422
Loans held for sale                                                                 3,889                   724
Loans                                                                             577,807               555,107
     Less:  Allowance for loan losses                                               7,239                 7,006
                                                                                    -----                 -----
Loan, net of allowance for loan losses                                            570,568               548,101
Bank premises and equipment                                                        21,040                21,313
Federal Home Loan Bank stock  (at cost)                                             6,074                 5,955
Accrued interest receivable                                                         6,225                 5,733
Income taxes receivable                                                               559                 1,135
Deferred income taxes                                                               1,425                 2,256
Goodwill                                                                            5,334                 5,455
Other Assets                                                                        7,461                 6,390
                                                                                    -----                 -----
     Total Assets                                                                $795,255              $772,268
                                                                                 ========              ========

                              LIABILITIES
                              -----------

Domestic deposits
     Non-interest bearing                                                        $ 59,438              $ 69,149
     Interest bearing
          NOW                                                                      40,120                49,582
          Savings                                                                 193,680               183,369
          Time,  $100,000 and over                                                 82,325                61,334
          Other time                                                              198,319               189,820
                                                                                  -------               -------

              Total interest bearing                                              514,444               484,105

              Total deposits                                                      573,882               553,254

Short-term borrowings
     Federal funds purchased, repurchase
     Agreements, borrowings from unaffiliated banks
     and Federal Home Loan Bank advances                                           37,042                80,289
Accrued expenses and other liabilities                                              7,435                 6,868
Dividends payable                                                                       0                   819
Other borrowings                                                                  105,000                77,700
Long-term debt                                                                        158                   211
Long-term debt-trust preferred securities                                          16,100                     0
                                                                                   ------                     -
              Total  liabilities                                                  739,617               719,141
                                                                                  -------               -------

                  SHAREHOLDERS' EQUITY
                  --------------------
Common stock,$5 par value: authorized 10,000,000
     shares;  issued 7,494,733 shares as of March 31,
     2001 and 7,468,733 as of December 31, 2000;
     outstanding 7,471,574 as of March 31, 2001 and
     7,445,574 as of December 31, 2000                                             37,474                37,344
Additional paid-in capital                                                          7,266                 7,185
Retained earnings                                                                   9,461                 8,670
Treasury Stock                                                                      (625)                 (625)
Net unrealized gain (loss) on securities available
     for sale, net of tax of $1,108 as of March 31,
     2001 and  $277 as of December 31, 2000.                                        2,062                   553
                                                                                 --------                ------
Total shareholders' equity                                                         55,638                53,127
                                                                                   ------                ------
                  Total liabilities and shareholders' equity                    $ 795,255             $ 772,268
                                                                                =========             =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           2001           2000
                                                           ----           ----

Interest income
    Interest and fees on loans                          $ 12,939        $ 10,278
    Interest on investment securities
        Taxable                                            1,713           1,648
        Exempt from federal income taxes                     649             641
                                                             ---             ---

            Total interest income                         15,301          12,567

Interest expense
    Interest on deposits                                   6,472           5,399
    Interest on short-term borrowings                        817             180
    Interest on other borrowingins                         1,526           1,194
    Interest on long-term debt                                 4               6
    Interest on trust preferred securities                   197               -
                                                        --------        --------

             Total interest expense                        9,016           6,779
                                                        --------        --------

 Net interest income                                       6,285           5,788
 Provision for loan losses                                   202              60
                                                        --------        --------

    Net interest income after provision for
    loan losses                                            6,083           5,728
                                                        --------        --------

Other income
   Fees from fiduciary activities                            150             137
   Fees from loan servicing                                  196             161
   Fees for other services to customers                      598             547
   Gains from sales of loans                                 113              24

   Other income                                               75             115
                                                        --------        --------

             Total other income                            1,132             984
                                                        --------        --------

Other expenses
    Salaries and employee benefits                         2,927           2,594
    Occupancy expense                                        430             341
    Equipment expense                                        351             348
    Data processing and courier                              236             223
    Operation of other real estate                            24              33
    Other operating expenses                                 926             899
                                                        --------        --------

             Total other expenses                          4,894           4,438
                                                        --------        --------

             Income before income taxes                    2,321           2,274

Income tax expense                                           709             673
                                                        --------        --------

Net Income                                               $ 1,612         $ 1,601
                                                        ========        ========

Basic earnings per common share (1)                      $  0.22         $  0.22
Diluted earnings per common share (1)                    $  0.21         $  0.20
Cash dividends per share                                 $  0.11         $  0.10

(1) Based on 7,457,018 average shares outstanding in 2001 and 7,440,545 in 2000.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (dollars in thousands)




                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2001           2000
                                                          ----           ----

Net Income                                               $ 1,612       $ 1,601
                                                         -------       -------

Other comprehensive income, net of tax:

Unrealized gains on securities:
   Unrealized holding gains (losses) arising during
   period                                                  1,509          (145)
                                                         -------       -------

Comprehensive income                                     $ 3,121       $ 1,456
                                                         =======       =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
                             (dollars in thousands)



                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  2001             2000
                                                                                  ----             ----
Cash flows from operating activities: Interest received from:
       Loans                                                                    $ 12,394         $ 9,639
       Investments                                                                 2,382           2,208

Fees and service charges                                                           1,065             899
Interest paid to depositors                                                       (5,978)         (4,743)
Interest paid to others                                                           (2,462)         (1,363)
Cash paid to suppliers and employees                                              (4,992)         (4,376)
Income taxes paid                                                                   (133)           (106)
                                                                               ---------        --------
       Net cash provided by operating activities                                   2,276           2,158


Cash flows from investing activities:
    Principal payments received on investments                                     5,484           2,626
    Purchase of investments                                                      (5,850)          (4,418)
    Proceeds from sale of other real estate owned                                    249             102
    Loans made to customers in excess of principal collected                     (26,449)        (24,526)
    Capital expenditures                                                            (118)           (958)
                                                                               ---------        --------
         Net cash used in investing activities                                   (26,684)        (27,174)

Cash flows from financing activities:
     Net decrease  in demand deposits, NOW accounts, and savings                  (8,861)         (8,098)
           Accounts
     Net increase (decrease) in short term borrowing                             (43,248)         12,680
     Net increase in time deposits                                                29,490          14,039
     Proceeds from other borrowings and long-term debt                            35,000           2,000
     Payments on other borrowings and long term debt                              (7,753)            (53)
     Proceeds from issuance of common stock                                          211              41
     Proceeds from issuance of trust preferred stock                              16,100               0
     Dividends paid                                                               (1,640)         (1,487)
                                                                               ---------        --------
          Net cash provided by financing activities                               19,299          19,122
                                                                               ---------        --------

Net decrease in cash and cash equivalents                                         (5,109)         (5,894)

Cash and cash equivalents, beginning                                              21 695          19,475
                                                                               ---------        --------

Cash and cash equivalents, ending                                              $  16,586        $ 13,581
                                                                               =========        ========

                                                                                       MARCH 31,
                                                                                 2001              2000
                                                                                 -----             ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                     $    1,613        $    1,601

Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                                  391             336
        Provision for losses on loans and real estate owned                           202              60
        Amortization of premium on investments                                         43              35
        Accretion of discount on investments                                          (39)            (42)
        Cash surrender value increase                                                 (14)            (13)
        Gain from disposal of ORE                                                      (8)            (15)
        Gain on sale of loans                                                        (113)            (24)
        Proceeds from sale of loans held for sale                                  12,366           3,207
        Originations of loans held for sale                                       (12,253)         (3,183)
        Equity in income of service center                                            (51)            (53)
        Amortization of goodwill                                                      121             123
        Amortization of mortgage servicing rights                                      46              22
        Mortgage servicing rights booked                                              (58)            (34)
        Deferred compensation                                                          64              62
        Changes in assets and liabilities:
            Interest receivable                                                      (493)           (633)
            Prepaids and other assets                                                (641)           (172)
            Unearned income                                                            21             (64)
            Interest payable                                                          576             672
            Taxes payable                                                             575             567
            Other liabilities                                                         (72)           (294)
                                                                               ----------        --------

Total adjustments                                                                     663             557
                                                                               ----------        --------

Net cash provided by operating activities                                      $    2,276        $  2,158
                                                                             ============      ==========


                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2000 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of March 31, 2001 and December 31, 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of results to be expected for the entire year.


2. The book value of investment securities, by type, held by Baylake Corp. are as follows:



                                                                        MARCH 31,           DECEMBER 31,
                                                                           2001                 2000
                                                                           ----                 ----
                                                                            (dollars in thousands)
         Investment securities held to maturity:

         Obligations of state and political subdivisions                 $ 17,984             $  18,503
                                                                         --------             ---------

         Investment securities held to maturity                          $ 17,984             $  18,503
                                                                         ========             =========

         Investment securities available for sale:

         U.S. Treasury and other U.S. government agencies                $ 30,618             $  32,997
         Obligations of states and political subdivisions                  34,313                33,795
         Mortgage-backed securities                                        71,239                66,986
         Other                                                              2,190                 1,311
                                                                        ---------             ---------

         Investment securities available for sale                       $ 138,360             $ 135,089
                                                                        =========             =========



3.       At March 31, 2001 and December 31, 2000, loans were as follows:


                                                                        MARCH 31,           DECEMBER 31,
                                                                           2001                 2000
                                                                           ----                 ----
                                                                            (dollars in thousands)

          Commercial, financial and agricultural                        $ 339,876             $ 335,868
          Real estate - construction                                       66,796                41,524
          Real estate - mortgage                                          153,696               160,150
          Installment                                                      17,819                17,925
          Less:  Deferred loan origination fees, net of costs                (380)                 (360)
                                                                        ---------             ---------
                                                                        $ 577,807             $ 555,107
          Less allowance for loan losses                                   (7,239)               (7,006)
                                                                        ---------             ---------

          Net loans                                                     $ 570,568             $ 548,101
                                                                        =========             =========



4. Baylake Corp. declared a cash dividend of $0.11 per share payable on March 15, 2001 to shareholders of record as of March 1, 2001.

                         PART 1 - FINANCIAL INFORMATION



       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three months ended March 31, 2001 and 2000 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at March 31, 2001, since that amount, if any, is not estimable.

The acquisition was accounted for using the purchase method of accounting, therefore it could affect future operations. At the time of acquisition, BLBNA had total assets of $101.8 million, deposits of $93.2 million and loans of $83.7 million. On March 15, 1999, BLBNA merged with and into Baylake Bank ("Bank").


Forward-Looking Information

This discussion and analysis of financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," "forecasts,"

"intends," "is likely," "plans," "projects," and other such words are intended to identify in such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the relationships; demand for financial products and financial services; the degree of competition by traditional and non-traditional financial services competitors; changes in banking legislation or regulations; changes in tax laws; changes in interest rates; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the general economic conditions, nationally or in the State of Wisconsin.

Results of Operations

For the three months ended March 31, 2001, earnings were relatively unchanged for the quarter when compared to the same quarter last year. Net income of $1.61 million, or $0.22 basic operating earnings per share, was reported for the quarter ended March 31, 2001 and net income of $1.60 million, or $0.22 basic operating earnings per share, was reported for the quarter ended March 31, 2000. On a fully diluted basis, the Company recorded $0.21 per share for the first quarter in 2001 and $0.20 for the same period in 2000.

The annualized return on average assets and return on average equity for the three months ended March 31, 2001 were 0.84% and 12.09%, respectively, compared to 0.99% and 13.72%, respectively, for the same period a year ago.

The slight increase in net income for the period is primarily due to improved net interest income after provision for loan losses and an increase in other income offset to a slightly lesser extent by increased other expenses and income tax expense.

Cash dividends declared in the first three months of 2001 increased 10.0% to $0.11 per share compared with $0.10 for the same period in 2000.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 85.4% of total operating income for the first three months of 2001, as compared to 86.1% for the first three months of 2000. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended March 31, 2001 increased $501,000, or 8.2%, to $6.6 million from $6.1 million for the same period a year ago. Total interest income for the first quarter of 2001 increased $2.7 million, or 20.9%, to $15.6 million from $12.9 million for the first quarter of 2000, while interest expense in the first quarter of 2001 increased $2.2 million, or 33.0%, to $9.0 million when compared to $6.8 million in the first quarter of 2000. The increase in net interest income between these two quarterly periods occurred primarily as a result of growth in the average volume of interest earning assets and non-interest bearing deposits offset to a lesser extent by an increase in interest paying liabilities and an increase in the cost of average interest paying liabilities.

For the three months ended March 31, 2001, average earning assets increased $118.8 million, or 19.7%, when compared to the same period last year. The Company recorded an increase in average loans of $109.8 million, or 23.9%, for the first quarter of 2001 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread remained compressed for the quarter ended March 31, 2001 when compared to the same period a year ago. The interest rate spread decreased 56 basis points to 3.08% at March 31, 2001 from 3.64% in the same quarter in 2000. While the average yield on earning assets decreased 1 basis point during the period, the average rate paid on interest-bearing liabilities increased 55 basis points over the same period as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. The net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds to fund a portion of earning assets. As a result, the level of funds available without interest cost (demand deposits and equity capital) is an important component increasing net interest margin.

Net interest margin (on a federal tax-equivalent basis) for the three months ended March 31, 2001 decreased from 4.09% to 3.73% compared to the same period a year ago. The average yield on interest earning assets amounted to 8.61% for the first quarter of 2001, representing a decrease of 1 basis point from the same period last year. Total loan yields increased 1 basis point to 9.17%, while total investment yields decreased 35 basis points to 6.65%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 54 basis points to 5.31% for the first quarter of 2001 when compared to the first quarter of 2000, while short-term borrowing costs decreased 11 basis points to 5.99% comparing the two periods. Other borrowing costs decreased 1 basis point to 5.99% during the same time period. These factors contributed to a decrease in the Company's interest margin for the three months ended March 31, 2001 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.5% for the first quarter of 2001 compared with 92.0% for the same period in 2000. The ratio increased slightly in 2001, primarily as a result of growth in earning assets offset to a lesser degree by an increase in non-accrual loans.

Provision for Loan Losses

The provision for loan losses is the periodic cost (not less than quarterly) of providing an allowance for future loan losses. In any accounting period, the amount of provision is based on management's evaluation of the loan portfolio, especially nonperforming and other potential problem loans, taking into consideration many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan quality, general economic factors and collateral values.

The provision for loan losses for the three months ended March 31, 2001 increased $142,000 to $202,000 compared with $60,000 for the first quarter of 2000. Management believes that the current allowance (giving effect to the increased provision) conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Possible Loan Losses" below.



Non-Interest Income

Total non-interest income increased $148,000, or 15.0%, to $1.1 million for the first quarter of 2001 when compared to the first quarter of 2000. This increase occurred as a result of increased fees on other customer services, increased gains from sales of loans, increased fees from loan servicing, and increased trust income offset to a lesser degree by decreased other income.

Trust fees increased $13,000, or 9.5%, in the first quarter of 2001 compared to the same quarter in 2000, primarily as a result of timing differences related to billing and collection of fees.

Loan servicing fees increased $35,000, or 21.7%, to $196,000 in the first quarter of 2001, when compared to the same quarter in 2000. The increase in 2001 resulted from an increase in commercial loan servicing income.

Gains on sales of loans in the secondary market increased $89,000 to $113,000 in the first quarter of 2001, when compared to the same quarter in 2000, primarily as a result of increased gains from sales of mortgage and commercial loans. Recent declines in interest rates have stimulated mortgage production, including an increase in refinancing activity.

Service charges on deposit accounts for the first quarter of 2001 showed an increase of $62,000, or 18.2%, over 2000 results, accounting for much of the improvement in fee income generated for other services to customers. Financial service income decreased $7,000, or 10.3%.

Non-Interest Expense

Non-interest expense increased $456,000, or 10.3%, for the three months ended March 31, 2001 compared to the same period in 2000. Salaries and employee benefits showed an increase of $333,000, or 12.8%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Full time equivalent staff increased to 272 persons from 258 a year earlier. Increases in occupancy (amounting to $89,000 or 26.1%) and equipment expenses (amounting to $3,000 or 0.9%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Other operating expenses increased $27,000, or 3.0%. Included in 2001 expenses were amortization of goodwill related to the Four Seasons acquisition (a purchase of a one bank holding company in July 1996) of $82,000 (the same as in
2000) and amortization of $39,000 (the same as in 2000) related to the BLBNA acquisition.

Legal expense and loan collection expense increased $39,000 for the three months ended March 31, 2001 primarily as a result of legal issues relating to loan collection efforts of two commercial real estate loans which are in the process of foreclosure action.

Other items (such as supplies, marketing. telephone, postage and director fees) comprising other operating expense show a decrease of $11,000 or 1.5% in the first quarter of 2001 when compared to the same quarter in 2000. Expenses related to the amortization of trust preferred expenses (such as legal and underwriting expenses) amounted to $5,000 for the quarter ended March 31, 2001. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.96% for the three months ended March 31, 2001 compared to 2.12% for the same period in 2000.

Income Taxes

Income tax expense for the Company for the three months ended March 31, 2001 was $709,000, an increase of $36,000, or 5.3%, compared to the same period in 2000. The increase in income tax provision for the period was due to increased taxable income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 30.5% for the three months ended March 31, 2001 compared with 29.6% for the same period in 2000. The effective tax rate of 30.5% consisted of a federal effective tax rate of 26.1% and Wisconsin State effective tax rate of 4.4%.

Balance Sheet Analysis

Loans

At March 31, 2001, total loans increased $22.7 million, or 4.1%, to $577.8 million from $555.1 million at December 31, 2000. Growth in the Company's loan portfolio resulted primarily from an increase in real estate construction loans to $66.8 million at March 31, 2001 compared to $41.5 million at December 31, 2000. In addition, commercial loans increased to $339.9 million at March 31, 2001, compared to $335.9 million at December 31, 2000. Real estate mortgage loans decreased to $153.7 million at March 31, 2001, compared with $160.2 million at December 31, 2000. Consumer loans decreased to $17.8 million at March 31, 2001, compared with $17.9 million at December 31, 2000.

Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

-----------------------------------------------------------------------------------------------------------
                                                                             March 31     December 31,
                                                                             2001         2000
-----------------------------------------------------------------------------------------------------------
Amount of loans by type (dollars in thousands)
-----------------------------------------------------------------------------------------------------------
Real estate-mortgage
-----------------------------------------------------------------------------------------------------------
  Commercial                                                                    $252,735          $251,971
-----------------------------------------------------------------------------------------------------------
  1-4 family residential
-----------------------------------------------------------------------------------------------------------
      First liens                                                                102,294           109,173
-----------------------------------------------------------------------------------------------------------
      Junior liens                                                                26,435            26,513
-----------------------------------------------------------------------------------------------------------
      Home equity                                                                 24,967            24,464
-----------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                            87,141            83,897
-----------------------------------------------------------------------------------------------------------
Real estate-construction                                                          66,796            41,524
-----------------------------------------------------------------------------------------------------------
Installment
-----------------------------------------------------------------------------------------------------------
  Credit cards and related plans                                                   2,272             2,140
-----------------------------------------------------------------------------------------------------------
  Other                                                                           15,547            15,785
-----------------------------------------------------------------------------------------------------------
Less:  deferred origination fees, net of costs                                       380               360
-----------------------------------------------------------------------------------------------------------
      Total                                                                      577,807           555,107
-----------------------------------------------------------------------------------------------------------

Risk Management and the Allowance for Loan Losses

The loan portfolio is the Company's primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance or reserve for credit losses through periodic charges to earnings. These charges are shown in the Company's consolidated income statement as provision for loan losses. See "Provision for Loan Losses" above. Credit risk is managed and monitored through the use of lending standards, a thorough review of potential borrowers, and an on-going review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. Charged-off loans are subject to periodic review, and specific efforts are taken to achieve maximum recovery of principal and interest.

Management reviews the adequacy of the Allowance for Loan Losses ("ALL") on a quarterly basis to determine whether the allowance is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Valuation of the adequacy of the ALL is based primarily on management's periodic assessment and grading of the loan portfolio as described below. Additional factors considered by management include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect credit losses.

Loans are initially graded when originated. They are re-graded as they are renewed, when there is a loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. The loan review, or grading, process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported at least quarterly to the directors' loan committee and reviewed at least monthly at the officers' loan committee for action to be taken. Watch list loans are those loans considered as having weakness detected in either character, capacity to repay or balance sheet concerns and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

1.       Adverse financial trends and condition
2.       Decline in the entire industry
3.       Managerial problems
4. Customer's failure to provide financial information or other collateral documentation
5.       Repeated delinquency, overdrafts or renewals

Every significant problem credit is reviewed by the loan review process and assessments are performed quarterly to confirm the risk rating to that credit, proper accounting and the adequacy of loan loss reserve assigned.

After reviewing the gradings in the loan portfolio, management will allocate or assign a portion of the ALL to groups of loans and individual loans to cover management's estimate of probable loss. Allocation is related to the grade of the loan and includes a component resulting from the application of the measurement criteria of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("SFAS 118"). Allocations also are made for unrated loans, such as credit card loans, based on historical loss experience adjusted for portfolio activity. These allocated reserves are further supplemented by unallocated reserves based on management's judgment regarding risk of error, local economic conditions and any other relevant factors. Management then compares the amounts allocated for probable losses to the current allowance. To the extent that the current allowance is insufficient to cover management's best estimate of probable losses, management records additional provision for credit loss. If the allowance is greater than required at that point in time, provision expense is adjusted accordingly.

As the following table indicates, the ALL at March 31, 2001 was $7.2 million compared with $7.0 million at the end of 2000. Loans increased 4.1% from December 31, 2000 to March 31, 2001, while the allowance as a percent of total loans declined due to the loan loss provision being lower in comparison to higher loan growth for the first quarter of 2001. The March 31, 2001 ratio of ALL to outstanding loans was 1.25% compared with 1.26% at December 31, 2000 and the ALL as a percentage of nonperforming loans was 49.8% at March 31, 2001 compared to 53.9% at end of year 2000. Based on management's analysis of the loan portfolio risk at March 31, 2001, a provision expense of $202,000 was recorded for the three months ended March 31, 2001, an increase of $142,000 or 236.7% compared to the same period in 2000. Net loan recoveries of $31,000 occurred in the first quarter of 2001, and the ratio of net charge-offs to average loans for the period ended March 31, 2001 was (0.02%) compared to (0.19%) at March 31, 2000. Commercial, agricultural and other loan net charge-offs represented 74.2% of the total net recoveries for the first three months of 2001. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

               Allowance for Loan Losses and Nonperforming Assets
                             (dollars in thousands)

-------------------------------------------------------------------------------------------------------------
                                 For the period ended       For the period ended       For the period ended
                                    March 31 ,2001             March 31, 2000            December 31, 2000
-------------------------------------------------------------------------------------------------------------
Allowance for  Loan Losses
("ALL")
-------------------------------------------------------------------------------------------------------------
Balance at beginning of
period                                          $7,006                    $ 7,611                    $ 7,611
-------------------------------------------------------------------------------------------------------------
Provision for loan losses                          202                         60                        545
-------------------------------------------------------------------------------------------------------------
Charge-offs                                        111                         60                      2,074
-------------------------------------------------------------------------------------------------------------
Recoveries                                         142                        282                        924
                                                   ---                        ---                        ---
-------------------------------------------------------------------------------------------------------------
Balance at end of period                         7,239                      7,893                      7,006
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Net charge-offs ("NCOs")                          (31)                      (222)                      1,150
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Nonperforming Assets:
-------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                $9,883                      7,988                      8,479
-------------------------------------------------------------------------------------------------------------
Accruing loans past due 90
days or more                                         0                          0                          0
-------------------------------------------------------------------------------------------------------------
Restructured loans                               4,657                      4,349                      4,510
                                                 -----                      -----                      -----
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Total nonperforming loans
("NPLs")                                        14,540                     12,337                     12,989
-------------------------------------------------------------------------------------------------------------
Other real estate owned                          1,230                        385                        877
                                                 -----                        ---                        ---
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Total nonperforming assets
("NPAs")                                       $15,770                     12,722                     13,866
-------------------------------------------------------------------------------------------------------------
Ratios:
-------------------------------------------------------------------------------------------------------------
ALL to NCO's (annualized)                      (58.38)                     (8.89)                       6.09
-------------------------------------------------------------------------------------------------------------
NCO's to average loans
(annualized)                                   (0.02%)                    (0.19%)                      0.23%
-------------------------------------------------------------------------------------------------------------
ALL to total loans                               1.25%                      1.67%                      1.26%
-------------------------------------------------------------------------------------------------------------
NPL's to total loans                             2.50%                      2.61%                      2.34%
-------------------------------------------------------------------------------------------------------------
NPA's to total assets                            1.98%                      1.90%                      1.80%
-------------------------------------------------------------------------------------------------------------
ALL to NPL's                                    49.79%                     63.98%                     53.94%
-------------------------------------------------------------------------------------------------------------

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

The second component is statistically based and is intended to provide for losses that have occurred in large groups of smaller balance loans, the credit quality of which is impracticable to re-grade at end of period. These loans would include residential real estate, consumer loans and loans to small businesses generally in principal amounts of $100,000 and less. The loss factors are based primarily on the Company's historical loss experience tracked over a three-year period and accordingly will change over time. Due to the fact that historical loss experience varies for the different categories of loans, the loss factors applied to each category also differ.

The final or "unallocated" component of the ALL is a component that is intended to absorb losses that may not be provided for by the other components. There are several primary reasons that the other components discussed above might not be sufficient to absorb the losses present in portfolios, and the unallocated portion of the ALL is used to provide for the losses that have occurred because of these reasons.

The first is that there are limitations to any credit risk grading process. Even for experienced loan reviewers, grading loans and estimating losses involves a significant degree of judgment regarding the present situation with respect to individual loans and the portfolio as a whole. The overall number of loans in the portfolio also makes it impracticable to re-grade every loan each quarter. Therefore, it is possible that some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. In addition, it is possible that grading and loan review may be done without knowing whether all relevant facts are at hand. For example, troubled borrowers may inadvertently or deliberately omit important information from correspondence with lending officers regarding their financial condition and the diminished strength of repayment sources.

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

Finally, the loss estimation factors do not give consideration to the interest rate environment. Most obviously, borrowers with variable rate loans may be less able to manage their debt service if interest rates rise.

For these reasons, management regards it as both a more practical and prudent practice to maintain the total allowance at an amount larger than the sum of the amounts allocated as described above.

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


                   Allocation of the Allowance for Loan Losses
                             (dollars in thousands)

----------------------------------------------------------------------------------------------------------------
                          March 31,
                            2001                     March 31, 2000                  Dec 31, 2000
----------------------------------------------------------------------------------------------------------------
                           Amount        Percent         Amount          Percent        Amount        Percent
                           ------          of            ------             of          ------          of
                                        loans to                         loans to                    loans to
                                       total loans                     total loans                  total loans
                                       -----------                     -----------                  -----------
----------------------------------------------------------------------------------------------------------------
Commercial, financial          $1 200       15.08%                675        16.12%          1,073       15.09%
& agricultural
----------------------------------------------------------------------------------------------------------------
Commercial real estate          3,250       43.68%              2,750        45.28%          2,993       45.27%
----------------------------------------------------------------------------------------------------------------
Real Estate:
----------------------------------------------------------------------------------------------------------------
          Construction            360       11.56%                 45         5.72%            302        7.47%
----------------------------------------------------------------------------------------------------------------
           Residential          1,420       22.28%              1,340        25.08%          1,395       24.54%
----------------------------------------------------------------------------------------------------------------
     Home equity lines            142        4.32%                132         4.32%            148        4.40%
----------------------------------------------------------------------------------------------------------------
Consumer                          140        2.69%                130         3.09%            140        2.84%
----------------------------------------------------------------------------------------------------------------
Credit card                        52        0.39%                 41         0.39%             68        0.39%
----------------------------------------------------------------------------------------------------------------
Loan commitments                  147                             136                          135
----------------------------------------------------------------------------------------------------------------
Not specifically                  528                           2,644                          752
allocated                         ---                           -----                          ---
----------------------------------------------------------------------------------------------------------------
Total allowance                $7,239      100.00%             $7,893       100.00%         $7,006      100.00%
----------------------------------------------------------------------------------------------------------------
Allowance for credit            1.25%                           1.67%                        1.26%
loss as a percentage
of total loans
----------------------------------------------------------------------------------------------------------------
Period end loans             $577,807                        $472,177                     $555,107
----------------------------------------------------------------------------------------------------------------

While there exists probable asset quality problems in the loan portfolio, including loans acquired in the BLBNA purchase, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at March 31, 2001. In the time period since the purchase of BLBNA, management has undertaken extensive efforts to identify and evaluate problem loans stemming from the BLBNA acquisition. Although no assurance can be given, management feels that the majority of these problem loans associated with BLBNA have been identified. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collectibility.

As an integral part of their examination process, various regulatory agencies also review the Company's ALL. Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.


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

Non-performing assets at March 31, 2001 were $15.8 million compared to $13.9 million at December 31, 2000. Other real estate owned totaled $1.2 million and consisted of four residential and six commercial properties. Non-accrual loans represented $9.9 million of the total of non-performing assets, of which $4.6 million was acquired by the Company with the BLBNA acquisition. Real estate non-accrual loans accounted for $8.1 million of the total, of which $3.2 million was residential real estate and $4.9 million was commercial real estate, while commercial and industrial non-accruals accounted for $1.3 million.

Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans, except for two commercial credits totaling $1.0 million. These credits are in the process of liquidation and it is not anticipated that the specific reserve applied to these loans (approximately $368,000) will be sufficient to cover the entire amount of potential loss. $4.7 million of troubled debt restructured loans existed at March 31, 2001, compared with $4.5 million at December 31, 2000. Approximately $3.1 million of troubled debt restructured loans at March 31 consists of two commercial real estate credits which were granted various payment concessions and had experienced past cashflow problems. These credits were current at March 31, 2001. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result, the ratio of non performing loans to total loans at March 31, 2001 was 2.5% compared to 2.3% at 2000 year end. The Company's ALL was 49.8% of total non-performing loans at March 31, 2001 compared to 53.9% at end of year 2000.

Potential problem loans at March 31, 2001 are restricted to two commercial borrowers with credits aggregating approximately $7.6 million. Potential problem loans totaled $8.7 million at December 31, 2000. The first commercial loan customer, with a credit totaling $2.9 million, is undergoing management changes and, as a result, has experienced liquidity problems. The second commercial loan customer, with credits totaling $4.7 million underwent management changes and is in the process of modernizing their facilities. These credits were current at March 31, 2001, but will be monitored for future performance as management change is now in place. Management's evaluation of the borrower's existing collateral supports an expectation of full recovery even in the event of liquidation, regardless of future performance, consummation of a business combination transaction or potential default.

Investment Portfolio

At March 31, 2001, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $2.6 million, or 1.7%, to $156.1 million from $153.5 million at December 31, 2000. At March 31, 2001, the investment portfolio represented 19.6% of total assets compared with 19.9% at December 31, 2000.

Securities held to maturity and securities available for sale consist of the following:

                                At March 31, 2001
                             (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
                                       Amortized          Gross Unrealized       Gross Unrealized     Estimated Market
                                       ---------
                                       Cost               Gains                  Losses               Value
                                       ----               -----                  ------               -----
---------------------------------------------------------------------------------------------------------------------
Securities held to maturity
                -----------
---------------------------------------------------------------------------------------------------------------------
Obligations of states &                      $ 17,734                $ 250                  $ 0             $ 17,984
political subdivisions
          ------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Securities available for sale
           ------------------
---------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Treasury &
other U.S. Agencies                            29,263                1,355                    0               30,618
      -------------
---------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                     70,671                  714                  146               71,239
                ----------
---------------------------------------------------------------------------------------------------------------------
Obligations of states &
political subdivisions                         33,066                1,247                    0               34,313
          ------------
---------------------------------------------------------------------------------------------------------------------
Equity securities                               2,190                                                          2,190
-----------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Total securities available for               $135,190               $3,316                $ 146             $138,360
                 --------------
sale
----
---------------------------------------------------------------------------------------------------------------------




                              At December 31, 2000
                             (dollars in thousands)

---------------------------------------------------------------------------------------------------------------------
                                       Amortized          Gross Unrealized       Gross Unrealized     Estimated Market
                                       ---------
                                       Cost               Gains                  Losses               Value
                                       ----               -----                  ------               -----
---------------------------------------------------------------------------------------------------------------------
Securities held to maturity
                -----------
---------------------------------------------------------------------------------------------------------------------
Obligations of states &                      $ 18,422                 $119                 $ 38             $ 18,503
political subdivisions
          ------------

---------------------------------------------------------------------------------------------------------------------
Securities available for sale
---------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Treasury &               $ 32,252                 $748                 $  3             $ 32,997
other U.S. Agencies
      -------------
---------------------------------------------------------------------------------------------------------------------
Mortgage-backed securities                     67,629                  107                  750               66,986
                ----------
---------------------------------------------------------------------------------------------------------------------
Obligations of states &
political subdivisions                         33,067                  757                   29               33,795
          ------------
---------------------------------------------------------------------------------------------------------------------
Equity securities                               1,311                                                          1,311
-----------------
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Total securities available for
                 --------------
sale                                         $134,259               $1,612                 $782             $135,089
----
---------------------------------------------------------------------------------------------------------------------

At March 31, 2001, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands):



----------------------------------------------------------------------------------------------------------------------------
                                     Securities held to Maturity                     Securities Available for Sale
                                     ---------------------------                     -----------------------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                     Amortized Cost          Market Value            Amortized Cost          Market Value
                                     --------------          ------------            --------------          ------------
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Within 1 year                              $  2,980                $  2,991                $ 16,417                $ 16,480
----------------------------------------------------------------------------------------------------------------------------
After 1 but within 5 years                    7,092                   7,227                  74,715                  76,005
----------------------------------------------------------------------------------------------------------------------------
After 5 but within 10 years                   2,286                   2,341                  23,746                  25,126
----------------------------------------------------------------------------------------------------------------------------
After 10 years                                5,376                   5,425                  19,003                  19,440
----------------------------------------------------------------------------------------------------------------------------
Equity securities                                 0                       0                   1,309                   1,309
                                                  -                       -                   -----                   -----
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Total                                      $ 17,734                $ 17,984                $135,190                $138,360
----------------------------------------------------------------------------------------------------------------------------


Deposits

Total deposits at March 31, 2001 increased $20.6 million, or 3.7%, to $573.9 million from $553.3 million at December 31, 2000. Non-interest bearing deposits at March 31, 2001 decreased $9.7 million, or 14.0%, to $59.4 million from $69.1 million at December 31, 2000. Interest-bearing deposits at March 31, 2001 increased $30.3 million, or 6.3%, to $514.4 million from $484.1 million at December 31, 2000. Interest-bearing transaction accounts (NOW deposits) decreased $9.5 million, primarily in public fund deposits. Savings deposits increased $10.3 million, or 5.6%, to $193.7 million at March 31, 2001, when compared to $183.4 million at December 31, 2000. Time deposits (including time, $100,000 and over and other time) increased $29.5 million (includes increase of $21.0 million in time deposits over $100,000), or 11.7%, to $280.6 million at March 31, 2001, when compared to $251.2 million at December 31, 2000. Brokered CD's totaled $23.4 million at March 31, 2001 compared to $11.5 million at December 31, 2000. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's expansion into new markets in recent years, this effect has been reduced as additional branch facilities in less seasonal locations have provided deposit growth and seasonal stability.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2001 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service.


Short Term Borrowings and Other Borrowings

Short-term borrowings at March 31, 2001 consist of federal funds purchased, securities under agreements to repurchase, and advances from the Federal Home Loan Bank ("FHLB"). Total short-term borrowings at March 31, 2001 decreased $43.3 million to $37.0 million from $80.3 million at December 31, 2000. Customer repurchase agreements decreased $1.2 million from $3.3 million at December 31, 2000 to $2.0 million at March 31, 2001. FHLB advances decreased from $42 million at December 31, 2000 to $13 million at March 31, 2001. Federal funds purchased decreased from $35 million at December 31, 2000 to $22 million at March 31, 2001 accounting for the balance of the decrease in the balance of short-term borrowings. These have decreased as a result of deposit growth for the first quarter, include brokered CD's, and additional borrowings from FHLB in the form of term loans.

Other borrowings consist of term loans with FHLB. These borrowings totaled $105 million at March 31, 2001 compared to $70 million at December 31, 2000. Three separate borrowings outstanding at December 31, 2000 totaling $7.7 million lent to Baylake by an unaffiliated bank were paid off during the quarter ended March 31, 2001.

Typically, short-term borrowings and other borrowings increase in order to fund growth in the loan portfolio. Although total borrowings decreased during the quarter, the Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.


Long Term Debt

Long-term debt of $158,000 at March 31, 2001 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.


Liquidity

Liquidity management refers to the ability of the management to ensure that cash is available to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders and distributions to holders of the Company's trust preferred securities. Dividends received from Bank totaled $800,000 for the first quarter of 2001 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $1.6 million in the first quarter of 2001. In February 2001, the Company issued trust preferred securities, which will receive quarterly distributions beginning in the second quarter of 2001.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of its assets and strong capital positions.

Maturing investments have been a primary source of liquidity at the Bank. For the quarter ended March 31, 2001, principal payments totaling $5.5 million were received on investments. These proceeds in addition to other Company cash were used to purchase $5.9 million in investments for the quarter. At March 31, 2001, the carrying or book value of investment securities maturing within one year amounted to $19.5 million or 12.5% of the total investment securities portfolio. This compares to a 8.3% level for investment securities with one year or less maturities as of December 31, 2000. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first quarter of 2001 totaled $5.5 million. At March 31, 2001, the investment portfolio contained $101.9 million of U.S. Treasury and federal agency backed securities representing 65.3% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized at March 31, 2001 amounting to $1.9 million.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in the 2001 Consolidated Statements of Cash Flows, deposits provided $20.6 million of cash flow during the first quarter of 2001. The Company's overall deposit base grew 3.7% for the quarter ended March 31, 2001. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

The scheduled maturity of loans can provide a source of additional liqudity. The Bank has $160.3 million, or 27.7%, of loans maturing within one year.

Within the classification of short-term borrowings and other borrowings at March 31, 2001, federal funds purchased and securities sold under agreements to repurchase totaled $24.0 million compared to $38.3 million at the end of 2000. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total

$118.0 million at March 31, 2001, compared to $112.0 million at the end of 2000.

The Bank's liquidity resources were sufficient in the first quarter of 2001 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in 2001, management expects deposit growth, including brokered CD's, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

Management believes that, in the current economic environment, the Company's and the Bank's liquidity position is adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank's or the Company's liqudity.


Interest Rate Sensitivity

Interest rate risk is the exposure to a bank's earnings and capital arising from changes in future interest rates. All banks assume interest rate risk as an integral part of normal banking operations. Control and monitoring of interest rate risk is a primary objective of asset/liability management. The Bank uses an Asset/Liability Committee ("ALCO") to manage risks associated with changing interest rates, changing asset and liability mixes, and measuring the impact of such changes on earnings. The sensitivity of net interest income to market rate changes is evaluated monthly by the ALCO using "static gap analysis" and simulation of earnings modeling.

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

                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                              AS OF March 31, 2001


                                           Within          Four to           Seven to    One Year       Over
                                            Three            Six              Twelve     To Five        Five
                                           Months           Months            Months      Years         Years       Total
                                           ------           ------            ------      -----         -----       -----
(In thousands)

Earning assets:
  Investment securities                       $ 10 568        $ 6 877        $  8 075      $ 82 910    $ 53 738    $162 168
  Loans and leases
     Variable rate                             175 699          20 404              0        29 177           0     225 280
     Fixed rate                                 55 061          29 636         49 376       201 635      10 825     346 533
                                                ------          ------         ------       -------      ------     -------
  Total loans and leases                      $230 760        $ 50 040       $ 49 376      $230 812    $ 10 825    $571 813
                                              --------        --------       --------      --------    --------    --------
Total earning assets                          $241 328        $ 56 917       $ 57 451      $313 722    $ 64 563    $733 981
                                              ========        ========       ========      ========    ========    ========
Interest bearing liabilities:
  NOW Accounts                                $ 10 030        $      0       $      0      $ 30 090    $      0    $ 40 120
  Savings Deposits                             151 436               0              0        42 244           0     193 680
  Time Deposits                                 79 161          93 581         86 847        21 055           0     280 644
  Borrowed Funds                                82 042               0         15 052        45 106           0     142 200
  Trust Preferred Stock                              0               0              0             0      16 100      16 100
                                                     =               =              =             =      ======      ======
Total interest bearing
  Liabilities                                 $322 669        $ 93 581       $101 899      $138 495    $ 16 100    $672 744
                                              ========        ========       ========      ========    ========    ========

Interest sensitivity gap (within
periods)                                     $(81 341)       $(36 664)      $(44 448)      $175 227    $ 48 463    $ 61 237
Cumulative interest sensitivity gap          $(81 341)      $(118 005)     $(162 453)      $ 12 774    $ 61 237
Ratio of cumulative interest
  Sensitivity gap to rate
  Sensitive assets                            - 11.08%        - 16.08%       - 22.13%         1.74%       8.34%
Ratio of rate sensitive assets
  To rate sensitive
  Liabilities                                   74.79%          60.82%         56.38%       226.52%         ---
Cumulative ratio of rate
  Sensitive assets to rate
  Sensitive liabilities                         74.79%          71.65%         68.65%       101.95%     109.10%


In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 200 basis point parallel rate shock. The resulting simulations indicated a plus or minus 8.1% adjustment in net income under these scenarios for the period ended March 31, 2001. This result was within the policy limits established by the Company.

Management continually reviews its interest risk position through the ALCO process. Management's philosophy is to maintain relatively matched rate sensitive asset and liability positions within the range described above in order to provide earnings stability in the event of significant interest rate changes.


Capital Resources

Shareholders' equity at March 31, 2001 increased $2.5 million or 4.7% to $55.6 million, compared with $53.1 million at end of year 2000. This increase includes a change of $1.5 million to capital in 2001 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $1.0 million or 1.9% for the period between March 31, 2001 and December 31, 2000.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 26% of Company's Common Stock participate in the plan.

On February 16, 2001, the Company, through Baylake Capital Trust I, issued $16.1 million in trust preferred stock with a coupon rate of 10.0% and maturing on March 31, 2031. These securities qualify as Tier 1 Capital for purposes of calculating regulatory capital requirements. Baylake Capital Trust I, a finance subsidiary of the Company, is a Delaware statutory business trust created exclusively for the purposes of issuing and selling its capital securities and using the proceeds to purchase 10.00% subordinated debentures, due 2031, issued by the Company. Accordingly, the subordinated debentures are the sole assets of Baylake Capital Trust I, and payments under the subordinated debentures will be the sole revenue of Baylake Capital Trust I. All of the common securities of Baylake Capital Trust I are owned by the Company.

Cash dividends paid for the first quarter of 2001 were $0.11 per share compared with $0.10 in the first quarter of 2000. The Company provided a 10.0% increase in normal dividends per share in 2001 over 2000 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the open market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first quarter of 2001.

The adequacy of the Company's capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. Management believes that, because of current capital levels and projected earnings levels, capital levels are adequate to meet the ongoing and future concerns of the Company.

The Company and the Bank are subject to capital adequacy requirements established by the federal banking agencies. The federal banking agencies have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities (subject to certain limitations) and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. Total capital is the sum of core and supplementary capital.

At March 31, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At March 31, 2001, the minimum leverage ratio requirement to be considered adequately capitalized was 4%.

The capital levels of the Company and the Bank at March 31, 2001 and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)

                                                                                             To Be Well
                                                                                             Capitalized
                                                                                             Under Prompt
                                                                    For Capital              Corrective
                                           Actual                   Adequacy                 Action
                                           ------                   Purposes                 Provisions
                                                                    --------                 ----------

----------------------------------------------------------------------------------------------------------------
                                           Amount       Ratio       Amount      Ratio        Amount      Ratio
                                           ------       -----       ------      -----        ------      -----
----------------------------------------------------------------------------------------------------------------
As of March 31, 2001
----------------------------------------------------------------------------------------------------------------
  Total Capital (to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 71,511      11.32%      50,537        8.00%      63,172      10.00%
----------------------------------------------------------------------------------------------------------------
    Bank                                    64,188      10.17%      50,504        8.00%      63,130      10.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital(to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 64,272      10.18%      25,269        4.00%      37,903       6.00%
----------------------------------------------------------------------------------------------------------------
    Bank                                    56,949       9.02%      25,252        4.00%      37,878       6.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital  (to
  Average Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 64,272       8.31%      30,931        4.00%         n/a         n/a
----------------------------------------------------------------------------------------------------------------
    Bank                                    56,949       7.36%      30,931        4.00%      38,664       5.00%
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
As of December 31, 2000
----------------------------------------------------------------------------------------------------------------
  Total Capital (to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 54,055       8.92%      48,464        8.00%      60,580      10.00%
----------------------------------------------------------------------------------------------------------------
    Bank                                    61,237      10.10%      48,512        8.00%      60,640      10.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital(to
  Risk Weighted Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 47,049       7.77%      24,232        4.00%      36,348       6.00%
    Bank                                    54,232       8.94%      24,255        4.00%      36,384       6.00%
----------------------------------------------------------------------------------------------------------------
  Tier 1 Capital  (to
  Average Assets)
----------------------------------------------------------------------------------------------------------------
    Company                                 47,049       6.38%      29,518        4.00%         n/a         n/a
----------------------------------------------------------------------------------------------------------------
    Bank                                    54,232       7.35%      29,518        4.00%      36,897       5.00%
----------------------------------------------------------------------------------------------------------------


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

As of March 31, 2001, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since

December 31, 2000, as described in the Company's 2000 Form 10-K Annual Report.

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

Item 2.  Changes in Securities and Use of Proceeds

On February 23, 2001, Baylake Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $16.1 million of 10.00% Preferred Securities (the "Preferred Securities") in a registered offering made through an underwriting group led by Howe Barnes Investments, Inc. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.00% subordinated debentures, due 2031 (the "Debentures"), of the Company. In connection with the offering, the Company and the Trust registered a total of $16.1 million of Preferred Securities on a Form S-3 Registration Statement (Registration Nos. 333-48962 and 333-48962-01). Total expenses associated with the offering were approximately $881,000, including $644,000 in underwriting commissions. As of March 31, 2001, the Company had used the net proceeds from the sale of the Debentures to repay approximately $7.7 million of corporate indebtedness and invested the remaining $7.5 million in marketable securities to be used for future acquisitions and general corporate purposes.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Bank purchased land in the city of Luxemburg located in Kewaunee County, Wisconsin in January 1999. The Bank's intentions are to construct a full-service branch facility on this property in the third quarter of 2001.

In the third quarter of 1999, the Bank purchased land and a building in Seymour, Wisconsin for $475,000. The Bank is in the process of soliciting bids for purposes of remodeling that building in the third quarter of 2001 to replace a facility currently in use.

Item 6.  Exhibits and Reports on Form 8-K

(a). The following exhibits are furnished herewith:

EXHIBIT NUMBER          DESCRIPTION
-----------------       -----------

11                     Statement re:  computation of per share earnings

15                     Letter re:  unaudited interim financial information


(b).  Report on Form 8-K:

During the quarter ended March 31, 2001, the Company filed the following Current Report on Form 8-K: Form 8-K filed February 1, 2001, as amended on February 5, 2001 and February 13, 2001, announcing financial results for the quarter and year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BAYLAKE CORP.
                                            ------------------------------------



Date:     May 14, 2001                        /s/       Thomas L. Herlache
     ----------------------                 ------------------------------------
                                                        Thomas L. Herlache
                                                        President (CEO)


Date:     May 14, 2001                        /s/       Steven D. Jennerjohn
     ----------------------                 ------------------------------------
                                                        Steven D. Jennerjohn
                                                        Treasurer (CFO)