Form 10-Q
period 2001-06-30
BAYLAKE CORP
filed 2001-08-13
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 JUNE 30, 2001
                              --------------------------------------------------

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


                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of August 6, 2001: 7,471,575 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX



PART 1 - FINANCIAL INFORMATION                                                                           PAGE NUMBER
         Item 1.   Financial Statements

         Consolidated Balance Sheets as of June 30, 2001                                                      3
            and December 31, 2000

         Consolidated Statements of Income for the three and                                                  4
             six months ended June 30, 2001 and 2000

         Consolidated Statements of Comprehensive Income for the three                                        5
            and six months ended June 30, 2001 and 2000

         Consolidated Statements of Cash Flows for the six months ended                                     6 - 7
            June 30, 2001 and 2000

         Notes to Consolidated Condensed Financial Statements                                                 8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                          9  -  34

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              34  -  35



PART II - OTHER INFORMATION                                                                               35  -  36

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matter to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K


         Signatures                                                                                         38


EXHIBIT INDEX                                                                                            36  -  37

         Exhibit 11 Statement re:  computation of per share earnings                                        39
         Exhibit 15 Letter re:  unaudited interim financial information                                     40

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)

                                                                                                    JUNE 30,           DECEMBER 31,
                               ASSETS                                                                   2001                   2000
                               ------                                                                   ----                   ----
Cash and due from banks                                                                            $  17,676              $  21,695
Investment securities available for sale (at market)                                                 137,897                135,089
Investment securities held to maturity (market                                                        18,681                 18,422
     value $18,950 and $18,503, at June 30, 2001 and
     December 31, 2000, respectively)
Federal funds sold                                                                                     1,027
Loans held for sale                                                                                    1,232                    724
Loans                                                                                                591,805                555,107
     Less:  Allowance for loan losses                                                                  7,136                  7,006
                                                                                                   ---------              ---------
Loans, net of allowance for loan losses                                                              584,669                548,101
Bank premises and equipment                                                                           20,945                 21,313
Federal Home Loan Bank stock  (at cost)                                                                6,179                  5,955
Accrued interest receivable                                                                            6,235                  5,733
Income taxes receivable                                                                                1,177                  1,135
Deferred income taxes                                                                                  1,358                  2,256
Goodwill                                                                                               5,212                  5,455
Other Assets                                                                                           8,420                  6,390
                                                                                                   ---------              ---------
     Total Assets                                                                                  $ 810,708              $ 772,268
                                                                                                   =========              =========

                              LIABILITIES
                              -----------

Domestic deposits
     Non-interest bearing                                                                          $  65,975              $  69,149
     Interest bearing
          NOW                                                                                         41,260                 49,582
          Savings                                                                                    192,555                183,369
          Time,  $100,000 and over                                                                   126,266                 61,334
          Other time                                                                                 202,312                189,820
                                                                                                   ---------              ---------

              Total interest bearing                                                                 562,393                484,105

              Total deposits                                                                         628,368                553,254

Short-term borrowings
     Federal funds purchased, repurchase
     agreements, borrowings from unaffiliated banks and
     Federal Home Loan Bank advances                                                                  12,636                 80,289
Accrued expenses and other liabilities                                                                 6,769                  6,868
Dividends payable                                                                                          0                    819
Other borrowings                                                                                      90,000                 77,700
Long-term debt                                                                                           158                    211
Long-term debt-trust preferred securities                                                             16,100                      0
                                                                                                   ---------              ---------
              Total  liabilities                                                                     754,031                719,141
                                                                                                   ---------              ---------

                  SHAREHOLDERS' EQUITY
                  --------------------
Common stock, $5 par value: authorized 10,000,000
     shares;  issued 7,494,734 shares as of June 30, 2001
     and 7,468,733 as of December 31, 2000; outstanding
     7,471,575 as of June 30, 2001 and 7,445,574 as of
     December 31, 2000                                                                                37,474                 37,344
Additional paid-in capital                                                                             7,266                  7,185
Retained earnings                                                                                     10,388                  8,670
Treasury stock                                                                                          (625)                  (625)
Net unrealized gain (loss) on securities available
     for sale, net of tax of $1,175 as of June 30, 2001                                                2,174                    553
     and  $277 as of December 31, 2000                                                             ---------              ---------
Total shareholders' equity                                                                            56,677                 53,127
                                                                                                   ---------              ---------
                  Total liabilities and  shareholders' equity                                      $ 810,708              $ 772,268
                                                                                                   =========              =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                              JUNE 30,                            JUNE 30,
                                                                       2001              2000              2001               2000
                                                                       ----              ----              ----               ----
Interest income
    Interest and fees on loans                                        $12,800          $ 11,409           $25,739          $ 21,687
    Interest on investment securities
        Taxable                                                         1,703             1,693             3,416             3,341
        Exempt from federal income taxes                                  653               627             1,302             1,268
    Other interest income                                                   9              --                   9              --
                                                                      -------          --------           -------          --------
            Total interest income                                      15,165            13,729            30,466            26,296
                                                                      -------          --------           -------          --------

Interest expense
    Interest on deposits                                                6,471             5,600            12,943            10,999
    Interest on short-term borrowings                                     316               629             1,133               809
    Interest on other borrowingins                                      1,263             1,450             2,789             2,644
    Interest on long-term debt                                              4                47                 8                53
    Interest on trust preferred securities                                398              --                 595              --
                                                                      -------          --------           -------          --------

             Total interest expense                                     8,452             7,726            17,468            14,505
                                                                      -------          --------           -------          --------

 Net interest income                                                    6,713             6,003            12,998            11,791
 Provision for loan losses                                                448               150               650               210
                                                                      -------          --------           -------          --------

    Net interest income after provision for
    loan losses                                                         6,265             5,853            12,348            11,581
                                                                      -------          --------           -------          --------

Other income
   Fees from fiduciary activities                                         145               130               295               267
   Fees from loan servicing                                               304               217               500               378
   Fees for other services to customers                                   738               664             1,336             1,211
   Gains from sales of loans                                              251                55               364                79
   Other income                                                           146                84               221               199
                                                                      -------          --------           -------          --------

             Total other income                                         1,584             1,150             2,716             2,134
                                                                      -------          --------           -------          --------

Other expenses
    Salaries and employee benefits                                      3,007             2,596             5,934             5,190
    Occupancy expense                                                     438               394               868               735
    Equipment expense                                                     355               366               706               714
    Data processing and courier                                           243               232               479               455
    Operation of other real estate                                        140               (90)              164               (57)
    Other operating expenses                                            1,195             1,053             2,121             1,952
                                                                      -------          --------           -------          --------

             Total other expenses                                       5,378             4,551            10,272             8,989
                                                                      -------          --------           -------          --------

             Income before income taxes                                 2,471             2,452             4,792             4,726

Income tax expense                                                        722               755             1,431             1,428
                                                                      -------          --------           -------          --------

Net Income                                                            $ 1,749          $  1,697           $ 3,361          $  3,298
                                                                      =======          ========           =======          ========

Basic earnings per common share (1)                                   $  0.23          $   0.22           $  0.45          $   0.44
Diluted earnings per common share (1)                                 $  0.23          $   0.22           $  0.44          $   0.43
Cash dividends per share                                              $  0.11          $   0.10           $  0.22          $   0.20


(1) Based on 7,464,337 average shares outstanding in 2001 and 7,442,410 in 2000.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                  2001           2000           2001           2000
                                                                  ----           ----           ----           ----
Net Income                                                       $1,749         $1,697         $3,361         $ 3,298
                                                                 ------         ------         ------         -------

Other comprehensive income, net of tax:


Unrealized gains (losses) on securities:
   Unrealized gains (losses) arising during period                  112            116          1,621             (29)
                                                                 ------         ------         ------         -------

Comprehensive income                                             $1,861         $1,813         $4,982         $ 3,269
                                                                 ======         ======         ======         =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)



                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    2001               2000
                                                                                    ----               ----
Cash flows from operating activities:
    Interest received from:
       Loans                                                                      $ 24,987           $ 20,338
       Investments                                                                   4,869              4,552
Fees and service charges                                                             2,534              1,917
Interest paid to depositors                                                        (12,972)           (10,907)
Interest paid to others                                                             (4,774)            (3,281)
Cash paid to suppliers and employees                                                (9,930)            (8,389)
Income taxes paid                                                                   (1,474)            (1,221)
                                                                                  --------           --------
       Net cash provided by operating activities                                     3,240              3,009


Cash flows from investing activities:
    Principal payments received on investments                                      11,273              7,113
    Purchase of investments                                                        (13,086)            (9,595)
    Proceeds from sale of other real estate owned                                    1,056                687
    Loans made to customers in excess of principal collected                       (39,645)           (67,661)
    Capital expenditures                                                              (415)            (2,365)
                                                                                  --------           --------
         Net cash used in investing activities                                     (40,817)           (71,821)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW accounts, and savings          (2,309)            17,844
            accounts
     Net increase (decrease) in short term borrowing                               (67,654)            63,301
     Net increase (decrease) in time deposits                                       77,425             (3,513)
     Proceeds from other borrowings and long-term debt                              35,000             20,000
     Payments on other borrowings and long term debt                               (22,753)           (25,153)
     Proceeds from issuance of common stock                                            211                 41
     Proceeds from issuance of trust preferred securities                           16,100                  0
     Dividends paid                                                                 (2,462)            (2,232)
                                                                                  --------           --------
          Net cash provided by financing activities                                 33,558             70,288
                                                                                  --------           --------

Net increase (decrease) in cash and cash equivalents                                (4,019)             1,476

Cash and cash equivalents, beginning                                                21,695             19,475
                                                                                  --------           --------

Cash and cash equivalents, ending                                                 $ 17,676           $ 20,951
                                                                                  ========           ========

                                                                                                                 JUNE 30,
                                                                                                          2001               2000
                                                                                                          ----               ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                                              $  3,361            $ 3,298

Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                                         783                728
        Provision for losses on loans and real estate owned                                                  650                210
        Amortization of premium on investments                                                                89                 72
        Accretion of discount on investments                                                                 (75)               (86)
        Cash surrender value increase                                                                        (27)               (27)
        Gain from disposal of ORE                                                                            (25)              (186)
        Gain on sale of loans                                                                               (364)               (79)
        Proceeds from sale of loans held for sale                                                         39,442              8,822
        Originations of loans held for sale                                                              (39,078)            (8,743)
        Equity in income of service center                                                                  (118)               (94)
        Amortization of goodwill                                                                             243                245
        Amortization of mortgage servicing rights                                                             80                 38
        Mortgage servicing rights booked                                                                    (168)              (126)
        Deferred compensation                                                                                114                123
        Changes in assets and liabilities:
            Interest receivable                                                                             (503)            (1,316)
            Prepaids and other assets                                                                       (917)                50
            Unearned income                                                                                    9                (46)
            Interest payable                                                                                (278)               318
            Taxes payable                                                                                    (42)               208
            Other liabilities                                                                                 64               (400)
                                                                                                        --------            -------

Total adjustments                                                                                           (121)              (289)
                                                                                                        --------            -------

Net cash provided by operating activities                                                               $  3,240            $ 3,009
                                                                                                        ========            =======

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2000 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of June 30, 2001 and December 31, 2000. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of results to be expected for the entire year.


2. The market value of investment securities, by type, held by Baylake Corp. are as follows:



                                                                      JUNE 30,             DECEMBER 31,
                                                                        2001                   2000
                                                                        ----                   ----
                                                                          (dollars in thousands)
     Investment securities held to maturity:

     Obligations of state and political subdivisions                 $ 18,950                $ 18,503
                                                                     --------                --------

     Investment securities held to maturity                          $ 18,950                $ 18,503
                                                                     ========                ========

     Investment securities available for sale:

     U.S. Treasury and other U.S. government agencies                $ 29,475                $ 32,997
     Obligations of states and political subdivisions                  34,181                  33,795
     Mortgage-backed securities                                        71,375                  66,986
     Other                                                              2,866                   1,311
                                                                     --------                --------

     Investment securities available for sale                        $137,897                $135,089
                                                                     ========                ========



3.   At June 30, 2001 and December 31, 2000, loans were as follows:


                                                                     JUNE 30,             DECEMBER 31,
                                                                       2001                   2000
                                                                       ----                   ----
                                                                       (dollars in thousands)
     Commercial, financial and agricultural                         $ 353,827              $ 335,868
     Real estate - construction                                        68,935                 41,524
     Real estate - mortgage                                           151,471                160,150
     Installment                                                       17,941                 17,925
     Less:  Deferred loan origination fees, net of costs                 (369)                  (360)
                                                                    ---------              ---------
                                                                    $ 591,805              $ 555,107
     Less allowance for loan losses                                    (7,136)                (7,006)
                                                                    ---------              ---------

     Net loans                                                      $ 584,669              $ 548,101
                                                                    =========              =========



4. Baylake Corp. declared a cash dividend of $0.11 per share payable on June 15, 2001 to shareholders of record as of June 1, 2001.

5. Baylake Capital Trust I, a Delaware business trust and subsidiary of Baylake Corp., paid its first interest payment on the outstanding shares of the Trust's 10.00% Cumulative Preferred Securities on July 2, 2001. This distribution covers the period from February 16, 2001 through June 30, 2001 and payment was made to shareholders of record on the close of business on June 29, 2001.

                         PART 1 - FINANCIAL INFORMATION



       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and six months ended June 30, 2001 and 2000 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at June 30, 2001, since that amount, if any, is not estimable.

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

Results of Operations

For the three months ended June 30, 2001, earnings increased $52,000, or 3.1%, to $1.75 million from $1.70 million for the second quarter of 2000. Basic operating and fully diluted earnings per share increased to $0.23 per share in the second quarter of 2001 compared with $0.22 in 2000, an increase of 4.5%.

The annualized return on average assets and return on average equity for the three months ended June 30, 2001 were 0.88% and 12.63%, respectively, compared to 0.99% and 14.29%, respectively, for the same period a year ago.

The increase in net income for the period is primarily due to improved net interest income after provision for loan losses and an increase in other income offset to a lesser extent by increased other expenses.

For the six months ended June 30, 2001, net income increased $63,000, or 1.9%, to $3.36 million from $3.30 million for the first six months of 2000. The change in net income is due for the same reasons as listed above. Basic operating earnings per share increased to $0.45 for the first six months of 2001 compared to $0.44 for the six months ended June 30, 2000, an increase of 2.3%. On a fully diluted basis, the Company recorded $0.44 per share for the first six months of 2001 and $0.43 for the same period in 2000.

The annualized return on average assets and return on average equity for the first six months ended June 30, 2001 were 0.86% and 12.37%, respectively compared to 0.98% and 14.01%, respectively for the same period a year ago.

Cash dividends declared in the first six months of 2001 increased 10.0% to $0.22 per share compared with $0.20 for the same period in 2000.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 83.4% of total operating income for the first six months of 2001, as compared to 85.4% for the first six months of 2000. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended June 30, 2001 increased $723,000, or 14.3%, to $7.0 million from $6.3 million for the same period a year ago. Total interest income for the second quarter of 2001 increased $1.4 million, or 10.3%, to $15.5 million from $14.1 million for the second quarter of 2000, while interest expense in the second quarter of 2001 increased $726,000, or 9.4%, to $8.5 million when compared to $7.7 million in the second quarter of 2000. The increase in net interest income between these two quarterly periods occurred primarily as a result of growth in the average volume of interest earning assets and non-interest bearing deposits and a decrease in the cost of average interest paying liabilities offset to a lesser extent by an increase in interest paying liabilities and a decrease in the yield of average earning assets.

For the three months ended June 30, 2001, average earning assets increased $103.9 million, or 16.3%, when compared to the same period last year. The Company recorded an increase in average loans of $92.9 million, or 18.8%, for the second quarter of 2001 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread remained compressed for the quarter ended June 30, 2001 when compared to the same period a year ago. The interest rate spread decreased 7 basis points to 3.44% at June 30, 2001 from 3.51% in the same quarter in 2000. While the average yield on earning assets decreased 47 basis point during the period, the average rate paid on interest-bearing liabilities decreased 40 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 2001 decreased from 3.99% to 3.81% compared to the same period a year ago. The average yield on interest earning assets amounted to 8.38% for the second quarter of 2001, representing a decrease of 47 basis points from the same period last year. Total loan yields decreased 54 basis points to 8.88%, while total investment yields decreased 39 basis points to 6.64%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 26 basis points to 4.73% for the second quarter of 2001 when compared to the second quarter of 2000, while short-term borrowing costs decreased 196 basis points to 4.72% comparing the two periods. Other borrowing costs decreased 116 basis points to 5.32% during the same time period. These factors contributed to a decrease in the Company's interest margin for the three months ended June 30, 2001 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.6% for the second quarter of 2001 compared with 92.1% for the same period in 2000. The ratio increased slightly in 2001, primarily as a result of growth in earning assets offset to a lesser degree by an increase in non-accrual loans.

Net interest income on a tax equivalent basis for the six months ended June 30, 2001 increased $1.2 million, or 9.8%, to $13.7 million from $12.4 million for the same period a year ago. Total interest income for the six months ended June 30, 2001 increased $4.2 million, or 15.5%, to $31.1 million from $26.9 million for the six months ended June 30, 2000, while interest expense increased $3.0 million, or 20.4%, to $17.5 million when compared to $14.5 million for the six months ended June 30, 2000. The increase in net interest income between these two periods occurred primarily as a result of growth in the average volume of interest earning assets and non-interest bearing deposits offset to a lesser extent by an increase in interest paying liabilities and a decrease in the yield of average earning assets.

For the six months ended June 30, 2001, average earning assets increased $111.4 million, or 18.0%, when compared to the same period last year. The Company recorded an increase in average loans of $101.4 million, or 21.3%, for the first six months of 2001 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread remained compressed for the six months ended June 30, 2001 when compared to the same period a year ago. The interest rate spread decreased 24 basis points to 3.33% at June 30, 2001 from 3.57% over the same period in 2000. While the average yield on earning assets decreased 18 basis points during the period, the average rate paid on interest-bearing liabilities increased 6 basis points over the same period as a result of a higher cost of funding from deposits offset to a lesser extent by a lower cost of funding from other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

Net interest margin (on a federal tax-equivalent basis) for the six months ended June 30, 2001 decreased from 4.04% to 3.77% compared to the same period a year ago. The average yield on interest earning assets amounted to 8.56% for the six months ended June 30, 2001, representing a decrease of 18 basis points from the same period last year. Total loan yields decreased 20 basis points to 9.10%, while total investment yields decreased 31 basis points to 6.70%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities increased 13 basis points to 5.01% for the first six months of 2001 when compared to the same period in 2000, while short-term borrowing costs decreased 96 basis points to 5.58% comparing the two periods. Other borrowing costs decreased 63 basis points to 5.62% during the same time period. These factors contributed to a decrease in the Company's interest margin for the six months ended June 30, 2001 compared to the same period a year ago.

The ratio of average earning assets to average total assets was 92.6% for the first six months of 2001 compared with 92.1% for the same period in 2000. The ratio increased slightly in 2001, primarily as a result of growth in earning assets offset to a lesser degree by an increase in non-accrual loans.

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

The provision for loan losses for the three months ended June 30, 2001 increased $298,000 to $448,000 compared with $150,000 for the second quarter of 2000. For the six months ended June 30, 2001, the provision for loan losses increased $440,000 to $650,000 compared with $210,000 for the same period last year. Management believes that the current allowance (giving effect to the increased provision) conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Possible Loan Losses" below.

Non-Interest Income

Total non-interest income increased $434,000, or 37.7%, to $1.6 million for the second quarter of 2001 when compared to the second quarter of 2000. This increase occurred as a result of increased trust income, increased fees from loan servicing, increased fees on other customer services, increased fees from loan servicing, and increased other income.

Trust fees increased $15,000, or 11.5%, in the second quarter of 2001 compared to the same quarter in 2000, primarily as a result of timing differences related to billing and collection of fees.

Loan servicing fees increased $87,000, or 40.1%, to $304,000 in the second quarter of 2001, when compared to the same quarter in 2000. The increase in 2001 resulted from an increase in commercial loan servicing income and mortgage servicing rights income.

Gains on sales of loans in the secondary market increased $196,000 to $251,000 in the second quarter of 2001, when compared to the same quarter in 2000, primarily as a result of increased gains from sales of mortgage and commercial loans. Recent declines in interest rates have stimulated mortgage production, including an increase in refinancing activity. Sales of loans for the three months ended June 30, 2001 increased to $26.8 million, compared to $5.6 million for the same period a year earlier.

Service charges on deposit accounts for the second quarter of 2001 showed an increase of $91,000, or 25.0%, over 2000 results, accounting for much of the improvement in fee income generated for other services to customers. Financial services income decreased $38,000, or 27.6%.

For the first six months of 2001, non-interest income increased $582,000, or 27.3%, to $2.7 million from $2.1 million for the same period a year ago.

Trust fee income increased $28,000, or 10.5%, to $295,000 for the first six months of 2001 compared to $267,000 for the same period in 2000 as a result of increased trust business.

Loan servicing fees increased $122,000, or 32.3%, to $500,000 for the first six months in 2001, when compared to the same period in 2000. The increase in 2001 resulted from an increase in commercial loan servicing income.

Gains on sales of loans in the secondary market increased $285,000 for the first six months of 2001, when compared to the same period in 2000, primarily as a result of increased gains from sales of mortgage loans taken in the secondary market. Sales of total loans for the first six months of 2001 increased to $39.4 million, compared to $8.8 million a year ago.

Other fees for services to customers increased for the six months ended June 30, 2001 as a result of an increase of $158,000, or 22.9%, in service charges on deposit accounts. This increase was offset to a lesser extent by a decrease in financial services income amounting to $45,000 when compared to the same period in 2000.


Non-Interest Expense

Non-interest expense increased $827,000, or 18.2%, for the three months ended June 30, 2001 compared to the same period in 2000. Salaries and employee benefits showed an increase of $411,000, or 15.8%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Full time equivalent staff increased to 279 persons from 260 a year earlier. Increases in occupancy (amounting to $44,000 or 11.2%) offset by a decrease in equipment expenses (amounting to $11,000 or 3.0%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Other operating expenses increased $142,000, or 13.5%, for the three months ended June 30, 2001 when compared to the same period a year ago. Included in 2001 expenses were amortization of goodwill related to the Four Seasons acquisition (a purchase of a one bank holding company in July 1996) of $82,000 (the same as in 2000) and amortization of $39,000 (the same as in 2000) related to the BLBNA acquisition.

Legal expense and loan collection expense increased $11,000 for the three months ended June 30, 2001 primarily as a result of legal issues relating to loan collection efforts of one commercial real estate loan which is in the process of foreclosure action.

Marketing expenses increased $22,000, or 9.7%, for the three months ended June 30, 2001 as a result of additional advertising and public relation expense related to various expansion efforts.

Expenses related to the amortization of trust preferred expenses (such as legal and underwriting expenses) and other legal expenses related to various regulatory filings increased $51,000 for the three months ended June 30, 2001.

Other items (such as supplies, telephone, postage and director fees) comprising other operating expense show an increase of $58,000 or 9.0% in the second quarter of 2001 when compared to the same quarter in 2000. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.90% for the three months ended June 30, 2001 compared to 1.97% for the same period in 2000.

Non-interest expense increased $1.3 million, or 14.3%, for the six months ended June 30, 2001 compared to the same period in 2000.

Salaries and employee benefits showed an increase of $744,000, or 14.3%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Increases in occupancy (amounting to $133,000 or 18.1%) offset by a decrease in equipment expenses (amounting to $8,000 or 1.1%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Operation of other real estate shows an increase of $221,000. This is related primarily to net losses on other real estate taken in 2001 of $1,000 compared to net gains of $186,000 taken in the first six months of 2000. Other expenses related to the operation of other real estate owned amounted to $163,000 for the first six months of 2001.

Other operating expenses increased $169,000, or 8.7%, for the six months ended June 30, 2001 when compared to the same period a year ago. Included in 2001 expenses were amortization of goodwill related to the Four Seasons acquisition (a purchase of a one bank holding company in July 1996) of $165,000 (the same as in 2000) and amortization of $78,000 (the same as in 2000) related to the BLBNA acquisition.

Legal expense and loan collection expense increased $50,000 for the six months ended June 30, 2001 primarily as a result of legal issues relating to loan collection efforts of three commercial real estate loans which are in the process of foreclosure action.

Marketing expenses increased $31,000, or 9.0%, for the six months ended June 30, 2001 as a result of additional advertising and public relation expense related to various expansion efforts.

Expenses related to the amortization of trust preferred expenses (such as legal and underwriting expenses) and other legal expenses related to various regulatory filings increased $56,000 for the six months ended June 30, 2001.

Other items (such as supplies, telephone, postage and director fees) comprising other operating expense show an increase of $33,000 or 2.6% for the first six months of 2001 when compared to the same period in 2000. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.93% for the six months ended June 30, 2001 compared to 2.05% for the same period in 2000.

Income Taxes

Income tax expense for the Company for the three months ended June 30, 2001 was $722,000, a decrease of $33,000, or 4.4%, compared to the same period in 2000. The decrease in income tax provision for the period was due to decreased taxable income.

Income tax expense for the Company for the six months ended June 30, 2001 and 2000 was approximately the same at $1.4 million. The slight increase in income tax provision of $3,000 for the period was due to increased taxable income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 29.9% for the six months ended June 30, 2001 compared with 30.2% for the same period in 2000. The effective tax rate of 29.9% consisted of a federal effective tax rate of 27.0% and Wisconsin State effective tax rate of 2.9%.

Balance Sheet Analysis

Loans

At June 30, 2001, total loans increased $36.7 million, or 6.6%, to $591.8 million from $555.1 million at December 31, 2000. Growth in the Company's loan portfolio resulted primarily from an increase in real estate construction loans to $68.9 million at June 30, 2001 compared to $41.5 million at December 31, 2000. In addition, commercial loans increased to $353.8 million at June 30, 2001, compared to $335.9 million at December 31, 2000. Real estate mortgage loans decreased to $151.5 million at June 30, 2001, compared with $160.2 million at December 31, 2000. Consumer loans totaled $17.9 million at June 30, 2001 and December 31, 2000.

Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

------------------------------------------------------------------------ ---------------- -----------------
                                                                         June 30,         December
                                                                         2001             31, 2000
------------------------------------------------------------------------ ---------------- -----------------
Amount of loans by type (dollars in thousands)
------------------------------------------------------------------------ ---------------- -----------------
Real estate-mortgage
------------------------------------------------------------------------ ---------------- -----------------
  Commercial                                                                    $261,509          $251,971
------------------------------------------------------------------------ ---------------- -----------------
  1-4 family residential
------------------------------------------------------------------------ ---------------- -----------------
      First liens                                                                100,821           109,173
------------------------------------------------------------------------ ---------------- -----------------
      Junior liens                                                                25,989            26,513
------------------------------------------------------------------------ ---------------- -----------------
      Home equity                                                                 24,661            24,464
------------------------------------------------------------------------ ---------------- -----------------
Commercial, financial and agricultural                                            92,318            83,897
------------------------------------------------------------------------ ---------------- -----------------
Real estate-construction                                                          68,935            41,524
------------------------------------------------------------------------ ---------------- -----------------
Installment
------------------------------------------------------------------------ ---------------- -----------------
  Credit cards and related plans                                                   2,294             2,140
------------------------------------------------------------------------ ---------------- -----------------
  Other                                                                           15,647            15,785
------------------------------------------------------------------------ ---------------- -----------------
Less:  deferred origination fees, net of costs                                       369               360
------------------------------------------------------------------------ ---------------- -----------------
      Total                                                                      591,805           555,107
------------------------------------------------------------------------ ---------------- -----------------

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

As the following table indicates, the ALL at June 30, 2001 was $7.1 million compared with $7.0 million at the end of 2000. Loans increased 6.6% from December 31, 2000 to June 30, 2001, while the allowance as a percent of total loans declined due to the loan loss provision being lower in comparison to higher loan growth for the first six months of 2001. The June 30, 2001 ratio of ALL to outstanding loans was 1.21% compared with 1.26% at December 31, 2000 and the ALL as a percentage of nonperforming loans was 52.7% at June 30, 2001 compared to 53.9% at end of year 2000. Based on management's analysis of the loan portfolio risk at June 30, 2001, a provision expense of $650,000 was recorded for the six months ended June 30, 2001, an increase of $440,000 compared to the same period in 2000. Net loan charge-offs of $520,000 occurred in the first six months of 2001, and the ratio of net charge-offs to average loans for the period ended June 30, 2001 was 0.18% compared to (0.06%) at June 30, 2000. Commercial, agricultural and other loan net charge-offs represented 103.5% of the total net charge-offs for the first six months of 2001. Two commercial loans totaling $495,000 accounted for the majority of the net charge-offs. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

               Allowance for Loan Losses and Nonperforming Assets
                             (dollars in thousands)

---------------------------- -------------------------- -------------------------- --------------------------
                                   For the period             For the period             For the period
                                   ended June 30,             ended June 30,             ended December
                                        2001                       2000                     31, 2000
---------------------------- -------------------------- -------------------------- --------------------------
Allowance for
Loan Losses
("ALL")
---------------------------- -------------------------- -------------------------- --------------------------
Balance at                                      $7,006                    $ 7,611                    $ 7,611
beginning of
---------------------------- -------------------------- -------------------------- --------------------------

---------------------------- -------------------------- -------------------------- --------------------------
period
---------------------------- -------------------------- -------------------------- --------------------------
Provision for                                      650                        210                        545
loan losses
---------------------------- -------------------------- -------------------------- --------------------------
Charge-offs                                        839                        280                      2,074
---------------------------- -------------------------- -------------------------- --------------------------
Recoveries                                         319                        417                        924
---------------------------- -------------------------- -------------------------- --------------------------
Balance at                                       7,136                      7,958                      7,006
end of period
---------------------------- -------------------------- -------------------------- --------------------------

---------------------------- -------------------------- -------------------------- --------------------------
Net charge-offs                                    520                       (137)                     1,150
("NCOs")
---------------------------- -------------------------- -------------------------- --------------------------

---------------------------- -------------------------- -------------------------- --------------------------
Nonperforming
Assets:
---------------------------- -------------------------- -------------------------- --------------------------
Nonaccrual loans                                $8,665                      9,030                      8,479
---------------------------- -------------------------- -------------------------- --------------------------
Accruing loans                                       0                          0                          0
past due 90 days
or more
---------------------------- -------------------------- -------------------------- --------------------------
Restructured                                     4,866                      4,354                      4,510
loans
---------------------------- -------------------------- -------------------------- --------------------------

---------------------------- -------------------------- -------------------------- --------------------------
Total                                           13,531                     13,384                     12,989
nonperforming
loans ("NPLs")
---------------------------- -------------------------- -------------------------- --------------------------
Other real                                       1,756                        406                        877
estate owned
---------------------------- -------------------------- -------------------------- --------------------------

---------------------------- -------------------------- -------------------------- --------------------------
Total                                          $15,287                     13,790                     13,866
nonperforming
assets ("NPAs")
---------------------------- -------------------------- -------------------------- --------------------------
Ratios:
---------------------------- -------------------------- -------------------------- --------------------------
ALL to NCO's                                      6.81                    (28.94)                       6.09
(annualized)
---------------------------- -------------------------- -------------------------- --------------------------
NCO's to average                                 0.18%                    (0.06%)                      0.23%
loans
(annualized)
---------------------------- -------------------------- -------------------------- --------------------------
ALL to total                                     1.21%                      1.54%                      1.26%
loans
---------------------------- -------------------------- -------------------------- --------------------------
NPL's to total                                   2.28%                      2.60%                      2.34%
loans
---------------------------- -------------------------- -------------------------- --------------------------
NPA's to total                                   1.89%                      1.92%                      1.80%
assets
---------------------------- -------------------------- -------------------------- --------------------------
ALL to NPL's                                    52.74%                     59.46%                     53.94%
---------------------------- -------------------------- -------------------------- --------------------------

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


                   Allocation of the Allowance for Loan Losses
                             (dollars in thousands)

----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
                           June 30,                      June 30,                        Dec 31,
                             2001                          2000                           2000
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
                            Amount       Percent          Amount          Percent        Amount       Percent
                            ------         of             ------            of           ------          of
                                          loans                            loans                        loans
                                           to                               to                           to
                                          total                            total                        total
                                          loans                            loans                        loans
                                          -----                            -----                        -----
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Commercial,                    $1 360       15.60%              1,190        15.11%          1,073       15.09%
financial
& agricultural
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Commercial                      3,300       44.13%              2,825        46.77%          2,993       45.27%
real estate
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Real Estate:
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
          Construction            370       11.64%                 55         6.11%            302        7.47%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
           Residential          1,400       21.43%              1,440        24.37%          1,395       24.54%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
           Home equity
                 lines            142        4.17%                134         4.36%            148        4.40%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Consumer                          140        2.64%                130         2.90%            140        2.84%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Credit card                        52        0.39%                 41         0.38%             68        0.39%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Loan
commitments                       147                             136                          135
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------

----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Not                               225                           2,007                          752
specifically            --------------              ------------------               --------------
allocated
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Total                          $7,136      100.00%             $7,958       100.00%         $7,006      100.00%
allowance
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Allowance                       1.21%                           1.55%                        1.26%
for credit
loss as a
percentage
of total
loans
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Period end                   $591,805                        $514,680                     $555,107
loans
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------

While there exists probable asset quality problems in the loan portfolio, including loans acquired in the BLBNA purchase, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at June 30, 2001. In the time period since the purchase of BLBNA, management has undertaken extensive efforts to identify and evaluate problem loans stemming from the BLBNA acquisition. Although no assurance can be given, management feels that the majority of these problem loans associated with BLBNA have been identified. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collectibility.

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

Non-performing assets at June 30, 2001 were $15.3 million compared to $13.9 million at December 31, 2000. Other real estate owned totaled $1.8 million and consisted of five residential and seven commercial properties. Non-accrual loans represented $8.7 million of the total of non-performing assets, of which $3.5 million was acquired by the Company with the BLBNA acquisition. Real estate non-accrual loans accounted for $7.2 million of the total, of which $2.7 million was residential real estate and $4.5 million was commercial real estate, while commercial and industrial non-accruals accounted for $1.3 million and consumer loans accounted for $200,000.

Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans, except for one commercial credit totaling $614,000. These credits are in the process of liquidation and it is not anticipated that the specific reserve applied to these loans (approximately $225,000) will be sufficient to cover the entire amount of potential loss. $4.8 million of troubled debt restructured loans existed at June 30, 2001, compared with $4.5 million at December 31, 2000. Approximately $3.5 million of troubled debt restructured loans at June 30 consists of two commercial real estate credits which were granted various payment concessions and had experienced past cashflow problems. These credits were current at June 30, 2001. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result, the ratio of non performing loans to total loans at June 30, 2001 and December 31, 2000 was 2.3%. The Company's ALL was 52.7% of total non-performing loans at June 30, 2001 compared to 53.9% at end of year 2000.

Potential problem loans at June 30, 2001 are restricted to two commercial borrowers with credits aggregating approximately $8.0 million. Potential problem loans totaled $8.7 million at December 31, 2000. The first commercial loan customer, with a credit totaling $2.9 million, is undergoing management changes and, as a result, has experienced liquidity problems. This credit was delinquent at June 30, 2001 and subsequently became non-accrual prior to July 31, 2001. The second commercial loan customer, with credits totaling $5.1 million underwent management changes and is in the process of modernizing their facilities. This credit was current at June 30, 2001, but will be monitored for future performance as management change is now in place. Management's evaluation of the borrower's existing collateral supports an expectation of full recovery even in the event of liquidation, regardless of future performance, consummation of a business combination transaction or potential default.

Investment Portfolio

At June 30, 2001, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $3.1 million, or 2.0%, to $156.6 million from $153.5 million at December 31, 2000. At June 30, 2001, the investment portfolio represented 19.3% of total assets compared with 19.9% at December 31, 2000.

Securities held to maturity and securities available for sale consist of the following:

                                At June 30, 2001
                                 (dollars in thousands)

--------------------------------- -------------------- -------------------- -------------------- --------------------
                                  Amortized            Gross                Gross                Estimated
                                  ---------            Unrealized           Unrealized           Market Value
                                  Cost                                                           ------------
                                  ----
--------------------------------- -------------------- -------------------- -------------------- --------------------

--------------------------------- -------------------- -------------------- -------------------- --------------------
                                                       Gains                Losses
                                                       -----                ------
--------------------------------- -------------------- -------------------- -------------------- --------------------
Securities held to
maturity
--------------------------------- -------------------- -------------------- -------------------- --------------------
Obligations of                               $ 18,681                $ 269                  $ 0             $ 18,950
states & political
subdivisions
--------------------------------- -------------------- -------------------- -------------------- --------------------

--------------------------------- -------------------- -------------------- -------------------- --------------------
Securities
available for sale
--------------------------------- -------------------- -------------------- -------------------- --------------------
Obligations of U.S.                            28,269                1,206                    0               29,475
Treasury & other
U.S. Agencies
--------------------------------- -------------------- -------------------- -------------------- --------------------
Mortgage-backed                                70,347                1,051                   23               71,375
securities
--------------------------------- -------------------- -------------------- -------------------- --------------------
Obligations of                                 33,065                1,125                    9               34,181
states & political
subdivisions
--------------------------------- -------------------- -------------------- -------------------- --------------------
Other securities                                  100                                                            100
--------------------------------- -------------------- -------------------- -------------------- --------------------
Equity securities                               2,766                                                          2,766
--------------------------------- -------------------- -------------------- -------------------- --------------------

--------------------------------- -------------------- -------------------- -------------------- --------------------
Total securities                             $134,547               $3,382                 $ 32             $137,897
available for sale
--------------------------------- -------------------- -------------------- -------------------- --------------------




                              At December 31, 2000
                               (dollars in thousands)

--------------------------------- -------------------- -------------------- -------------------- --------------------
                                  Amortized            Gross                Gross                Estimated
                                  ---------            Unrealized           Unrealized           Market Value
                                  Cost                 Gains                Losses               -------------
                                  ----                 -----                ------
--------------------------------- -------------------- -------------------- -------------------- --------------------
Securities held to
maturity
--------------------------------- -------------------- -------------------- -------------------- --------------------
Obligations of                               $ 18,422                 $119                  $38             $ 18,503
states & political
subdivisions
--------------------------------- -------------------- -------------------- -------------------- --------------------

--------------------------------- -------------------- -------------------- -------------------- --------------------
Securities
available for sale
--------------------------------- -------------------- -------------------- -------------------- --------------------
Obligations of U.S.                          $ 32,252                 $748                  $ 3             $ 32,997
Treasury & other
U.S. Agencies
--------------------------------- -------------------- -------------------- -------------------- --------------------
Mortgage-backed                                67,629                  107                  750               66,986
securities
--------------------------------- -------------------- -------------------- -------------------- --------------------
Obligations of                                 33,067                  757                   29               33,795
states & political
subdivisions
--------------------------------- -------------------- -------------------- -------------------- --------------------
Equity securities                               1,311                                                          1,311
--------------------------------- -------------------- -------------------- -------------------- --------------------

--------------------------------- -------------------- -------------------- -------------------- --------------------
Total securities                             $134,259               $1,612                 $782             $135,089
available for sale
--------------------------------- -------------------- -------------------- -------------------- --------------------

At June 30, 2001, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands):



---------------------------- ----------------------------------------------- -----------------------------------------------
                                      Securities held to Maturity                     Securities Available for Sale
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------

---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
                                  Amortized Cost          Market Value            Amortized Cost          Market Value
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------

---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Within 1 year                                $1,443                 $ 1,455                $ 14,039                $ 14,153
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
After 1 but within 5 years                    7,865                   8,027                  76,920                  78,741
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
After 5 but within 10 years                   5,228                   5,324                  23,902                  25,007
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
After 10 years                                4,145                   4,144                  16,920                  17,230
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Equity securities                                 0                       0                   2,766                   2,766
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------

---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Total                                      $ 18,681                $ 18,950                $134,547                $137,897
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------


Deposits

Total deposits at June 30, 2001 increased $75.1 million, or 13.6%, to $628.4 million from $553.3 million at December 31, 2000. Non-interest bearing deposits at June 30, 2001 decreased $3.1 million, or 4.6%, to $66.0 million from $69.1 million at December 31, 2000. Interest-bearing deposits at June 30, 2001 increased $78.3 million, or 16.2%, to $562.4 million from $484.1 million at December 31, 2000. Interest-bearing transaction accounts (NOW deposits) decreased $8.3 million, primarily in public fund deposits. Savings deposits increased $9.2 million, or 5.0%, to $192.6 million at June 30, 2001, when compared to $183.4 million at December 31, 2000. Time deposits (including time, $100,000 and over and other time) increased $77.4 million (includes increase of $64.9 million in time deposits over $100,000), or 30.8%, to $328.6 million at June 30, 2001, when compared to $251.2 million at December 31, 2000. Brokered CD's totaled $48.3 million at June 30, 2001 compared to $11.5 million at December 31, 2000. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's expansion into new markets in recent years, this effect has been reduced as additional branch facilities in less seasonal locations have provided deposit growth and seasonal stability. In addition, acquisition of brokered deposits has enabled the Company to meet short term funding requirements.

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


Short Term Borrowings and Other Borrowings

Short-term borrowings at June 30, 2001 consist of securities under agreements to repurchase and advances from the Federal Home Loan Bank ("FHLB"). Total short-term borrowings at June 30, 2001 decreased $67.7 million to $12.6 million from $80.3 million at December 31, 2000. Customer repurchase agreements increased $1.1 million from $3.3 million at December 31, 2000 to $4.4 million at June 30, 2001. FHLB advances decreased from $42 million at December 31, 2000 to $8.2 million at June 30, 2001. Federal funds purchased decreased from $35 million at December 31, 2000 to no funds purchased at June 30, 2001 accounting for the balance of the decrease in the balance of short-term borrowings. These have decreased as a result of deposit growth for the first six months of 2001, including brokered CD's, and additional borrowings from FHLB in the form of term loans.

Other borrowings consist primarily of term loans with FHLB. These borrowings totaled $90 million at June 30, 2001 compared to $70 million at December 31, 2000. Three separate borrowings outstanding at December 31, 2000 totaling $7.7 million lent to Baylake by an unaffiliated bank were paid off during the quarter ended March 31, 2001.

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


Long Term Debt

Long-term debt of $158,000 at June 30, 2001 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.


Liquidity

Liquidity management refers to the ability of management to ensure that cash is available to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders and distributions to holders of the Company's trust preferred securities. Dividends received from Bank totaled $800,000 for the first six months of 2001 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $2.5 million in the first six months of 2001. In February 2001, the Company issued trust preferred securities, which received quarterly distributions beginning in the second quarter of 2001.

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

Maturing investments have been a primary source of liquidity at the Bank. For the six months ended June 30, 2001, principal payments totaling $11.3 million were received on investments. These proceeds in addition to other Company cash were used to purchase $13.1 million in investments for the period. At June 30, 2001, the carrying or book value of investment securities maturing within one year amounted to $15.6 million or 10.0% of the total investment securities portfolio. This compares to an 8.3% level for investment securities with one year or less maturities as of December 31, 2000. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first six months of 2001 totaled $11.3 million. At June 30, 2001, the investment portfolio contained $100.9 million of U.S. Treasury and federal agency backed securities representing 64.4% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at June 30, 2001 amounting to $2.2 million.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in the 2001 Consolidated Statements of Cash Flows, deposits provided $75.1 million of cash flow during the first six months of 2001. The Company's overall deposit base grew 13.6% for the six months ended June 30, 2001. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $183.1 million, or 30.9%, of loans maturing within one year.

Within the classification of short-term borrowings and other borrowings at June 30, 2001, federal funds purchased and securities sold under agreements to repurchase totaled $4.4 million compared to $38.3 million at the end of 2000. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or long-term, are another source of funds. They total $98.2 million at June 30, 2001, compared to $112.3 million at the end of 2000.

The Bank's liquidity resources were sufficient in the first six months of 2001 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

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



                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE

                               AS OF June 30, 2001


                                            Within         Four to        Seven to        One Year      Over
                                             Three           Six           Twelve         To Five       Five
                                            Months          Months         Months          Years        Years         Total
                                            ------          ------         -----           -----        -----         -----
(In thousands)

Earning assets:
  Investment securities                    $  14,203       $  1,457       $   9,471       $ 86,604      $51,022      $162,757
  Federal funds sold                           1,027                                                                    1,027
  Loans and leases
     Variable rate                           196,033         19,787               0         24,589            0       240,409
     Fixed rate                               38,155         36,200          69,596        188,757       11,255       343,963
                                           ---------       --------       ---------       --------      -------      --------
  Total loans and leases                   $ 234,188       $ 55,987       $  69,596       $213,346      $11,255      $584,372
                                           ---------       --------       ---------       --------      -------      --------
Total earning assets                       $ 249,418       $ 57,444       $  79,067       $299,950      $62,277      $748,156
                                           =========       ========       =========       ========      =======      ========
Interest bearing
liabilities:
  NOW Accounts                             $  10,315       $      0       $       0       $ 30,945      $     0      $ 41,260
  Savings Deposits                           146,647              0               0         45,908            0       192,555
  Time Deposits                              108,930         66,874          98,895         53,879            0       328,578
  Borrowed Funds                              42,636              0          15,052         45,106            0       102,794
  Trust Preferred Securities                       0              0               0              0       16,100        16,100
                                           =========       ========       =========       ========      =======      ========
Total interest bearing                     $ 308,528       $ 66,874       $ 113,947       $175,838      $16,100      $681,287
                                           =========       ========       =========       ========      =======      ========
  Liabilities

Interest sensitivity gap                   $ (59,110)      $ (9,430)      $ (34,880)      $124,112      $46,177      $ 66,869
(within periods)
Cumulative interest                        $ (59,110)      $(68,540)      $(103,420)      $ 20,692      $66,869
sensitivity gap
Ratio of cumulative interest                  - 7.90%        - 9.16%        - 13.82%          2.77%        8.94%
  Sensitivity gap to rate
  Sensitive assets
Ratio of rate sensitive
assets                                         80.84%         85.90%          69.39%        170.58%        --
  To rate sensitive
  Liabilities
Cumulative ratio of rate                       80.84%         81.74%          78.87%        103.11%      109.82%
  Sensitive assets to rate
  Sensitive liabilities


In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 200 basis point parallel rate shock. The resulting simulations indicated a plus or minus 2.5% adjustment in net income under these scenarios for the period ended June 30, 2001. This result was within the policy limits established by the Company.

Management continually reviews its interest rate risk position through the ALCO process. Management's philosophy is to maintain relatively matched rate sensitive asset and liability positions within the range described above in order to provide earnings stability in the event of significant interest rate changes.

Capital Resources

Shareholders' equity at June 30, 2001 increased $3.6 million or 6.7% to $56.7 million, compared with $53.1 million at end of year 2000. This increase includes a change of $1.6 million to capital in 2001 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $1.9 million or 3.6% for the period between June 30, 2001 and December 31, 2000.

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

Cash dividends paid for the first six months of 2001 were $0.22 per share compared with $0.20 in the first six months of 2000. The Company provided a 10.0% increase in normal dividends per share in 2001 over 2000 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the open market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first six months of 2001.

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

At June 30, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At June 30, 2001, the minimum leverage ratio requirement to be considered adequately capitalized was 4%.

The capital levels of the Company and the Bank at June 30, 2001 and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

The Company's and the Bank's capital amounts and ratios are as follows: (dollars in thousands)


                                                                                         To Be Well
                                                                                         Capitalized
                                                                                         Under Prompt
                                                                For Capital              Corrective
                                       Actual                   Adequacy                 Action
                                                                Purposes                 Provisions

-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
                                       Amount       Ratio       Amount      Ratio        Amount      Ratio
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
As of June 30, 2001
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Total Capital (to
  Risk Weighted Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 72,449      11.23%      51,629        8.00%      64,536      10.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    66,236      10.25%      51,686        8.00%      64,608      10.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Tier 1 Capital(to
  Risk Weighted Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 65,313      10.12%      25,815        4.00%      38,722       6.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    59,096       9.15%      25,843        4.00%      38,765       6.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Tier 1 Capital  (to
  Average Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 65,313       8.21%      31,828        4.00%       N/A         N/A
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    59,096       7.42%      31,828        4.00%      39,786       5.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------

-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
As of December 31, 2000
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Total Capital (to
  Risk Weighted Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 54,055       8.92%      48,464        8.00%      60,580      10.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    61,237      10.10%      48,512        8.00%      60,640      10.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Tier 1 Capital(to
  Risk Weighted Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 47,049       7.77%      24,232        4.00%      36,348       6.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    54,232       8.94%      24,255        4.00%      36,384       6.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Tier 1 Capital  (to
  Average Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 47,049       6.38%      29,518        4.00%       N/A         N/A
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    54,232       7.35%      29,518        4.00%      36,897       5.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------



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

As of June 30, 2001, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2000, as described in the Company's 2000 Form 10-K Annual Report.

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

Item 2.  Changes in Securities and Use of Proceeds

On February 23, 2001, Baylake Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $16.1 million of 10.00% Preferred Securities (the "Preferred Securities") in a registered offering made through an underwriting group led by Howe Barnes Investments, Inc. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase a like amount of 10.00% subordinated debentures, due 2031 (the "Debentures"), of the Company. In connection with the offering, the Company and the Trust registered a total of $16.1 million of Preferred Securities on a Form S-3 Registration Statement (Registration Nos. 333-48962 and 333-48962-01). Total expenses associated with the offering were approximately $881,000, including $644,000 in underwriting commissions. As of March 31, 2001, the Company had used the net proceeds from the sale of the Debentures to repay approximately $7.7 million of corporate indebtedness and invested the remaining $7.5 million in marketable securities to be used for future acquisitions and general corporate purposes. The initial dividend payment for trust preferred securities was paid on July 2, 2001 for the period February 16, 2001 through June 30, 2001 to shareholders of record on the close of business on June 29, 2001. Subsequent interest payments will be made on a quarterly basis at the rate of $0.25 per security.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a). The Company's Annual Meeting of Shareholders was held on June 4, 2001. A total of 7,471,574 shares of the Company's common stock were outstanding and entitled to vote as of record date for the Annual Meeting. Two matters were submitted to a vote of the shareholders of the Company at the Annual Meeting. These matters were the election of four (4) directors of Class I, whose term will expire in 2004 and a vote on an amendment to the articles to increase the authorized shares of Baylake from 10,000,000 to 50,000,000 shares.

(b). Each of the persons named in the Proxy Statement as a nominee for director was elected. The following are the voting results with respect to the election of directors:

--------------------------------- ------------------------ ----------------------- ------------------------
     Election of Directors                  For             Against or Withheld          Abstentions
--------------------------------- ------------------------ ----------------------- ------------------------
John W. Bunda                                   5,707,374                 566,327                1,197,873
--------------------------------- ------------------------ ----------------------- ------------------------
Roger G. Ferris                                 6,130,671                 143,030                1,197,873
--------------------------------- ------------------------ ----------------------- ------------------------
Thomas L. Herlache                              6,240,363                  33,338                1,197,873
--------------------------------- ------------------------ ----------------------- ------------------------
Paul J. Sturm                                   6,251,206                  22,495                1,197,873
--------------------------------- ------------------------ ----------------------- ------------------------

(c). Amendment to the articles to increase authorized shares of Baylake from 10,000,000 to 50,000,000 shares was approved.

--------------------------------- ------------------------ ----------------------- ------------------------
     Amendment to increase                  For             Against or Withheld          Abstentions
       authorized shares
--------------------------------- ------------------------ ----------------------- ------------------------
                                                5,916,493                 357,208                1,197,873
--------------------------------- ------------------------ ----------------------- ------------------------


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

                                                      BAYLAKE CORP.
                                          --------------------------------------



Date:     August 10, 2001                   /s/       Thomas L. Herlache
     ----------------------               --------------------------------------
                                                      Thomas L. Herlache
                                                      President (CEO)


Date:     August 10, 2001                   /s/       Steven D. Jennerjohn
     ----------------------               --------------------------------------
                                                      Steven D. Jennerjohn
                                                      Treasurer (CFO)