Form 10-Q
period 2001-09-30
BAYLAKE CORP
filed 2001-11-13
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                       SEPTEMBER 30, 2001
                              --------------------------------------------------

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               --------------------           -----------------

Commission file number                      0-8679
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


                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of November 8, 2001: 7,471,575 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                            PAGE NUMBER
         Item 1.   Financial Statements

         Consolidated Balance Sheets as of  September 30, 2001                                 3
            and December  31, 2000

         Consolidated Statements of Income for the three and                                   4
             nine months ended September 30, 2001 and 2000

         Consolidated Statements of Comprehensive Income for the three                         5
            and nine months ended September 30, 2001 and 2000

         Consolidated Statements of Cash Flows for the nine months ended                     6 - 7
            September 30, 2001 and 2000

         Notes to Consolidated Condensed Financial Statements                                  8

         Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                            9 - 33

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  33


PART II - OTHER INFORMATION                                                                 33 - 34

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matter to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

         Signatures                                                                           35

EXHIBIT INDEX                                                                                 34

         Exhibit 11  Statement re:  computation of per share earnings                         36
         Exhibit 15  Letter re:  unaudited interim financial information                      37

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)

                                                             SEPTEMBER  30,        DECEMBER   31,
                               ASSETS                                  2001                  2000
                                                                       ----                  ----
Cash and due from banks                                           $  19,676             $  21,695
Investment securities available for sale (at market)                142,168               135,089
Investment securities held to maturity (market
     value $19,793 and $18,503, at September 30,
    2001 and December 31, 2000, respectively)                        19,412                18,422
Federal funds sold                                                   11,501
Loans held for sale                                                      82                   724
Loans                                                               595,733               555,107
     Less:  Allowance for loan losses                                 7,721                 7,006
                                                                  ---------             ---------
Loan, net of allowance for loan losses                              588,012               548,101
Bank premises and equipment                                          20,879                21,313
Federal Home Loan Bank stock  (at cost)                               6,279                 5,955
Accrued interest receivable                                           5,750                 5,733
Income taxes receivable                                               1,276                 1,135
Deferred income taxes                                                   737                 2,256
Goodwill                                                              5,091                 5,455
Other Assets                                                          8,763                 6,390
                                                                  ---------             ---------
     Total Assets                                                 $ 829,626             $ 772,268
                                                                  =========             =========

                              LIABILITIES

Domestic deposits
     Non-interest bearing                                         $  73,071             $  69,149
     Interest bearing
          NOW                                                        43,816                49,582
          Savings                                                   206,622               183,369
          Time,  $100,000 and over                                  131,718                61,334
          Other time                                                197,478               189,820
                                                                  ---------             ---------

              Total interest bearing                                579,634               484,105

              Total deposits                                        652,705               553,254

Short-term borrowings
     Federal funds purchased, repurchase                              3,842                80,289
     Agreements, borrowings from unaffiliated banks and
     Federal Home Loan Bank advances

Accrued expenses and other liabilities                                7,918                 6,868
Dividends payable                                                         0                   819
Other borrowings                                                     90,000                77,700
Long-term debt                                                          158                   211
Long-term debt-trust preferred securities                            16,100                     0
                                                                  ---------             ---------
              Total  liabilities                                    770,723               719,141
                                                                  ---------             ---------

                  SHAREHOLDERS' EQUITY

Common stock, $5 par value: authorized 10,000,000
     Shares;  issued 7,494,734 shares as of September 30,
     2001, and 7,468,733 as of December 31, 2000:                    37,474                37,344
     outstanding 7,471,575 as of September 30, 2001 and
     7,445,574 as of December 31, 2000
Additional paid-in capital                                            7,266                 7,185
Retained earnings                                                    11,468                 8,670
Treasury Stock                                                         (625)                 (625)
Net unrealized gain (loss) on securities available
     for sale, net of tax of $1,795 as of September 30,
     2001 and  $277 as of December 31, 2000                           3,320                   553
                                                                  ---------             ---------
Total shareholders' equity                                           58,903                53,127
                                                                  ---------             ---------
                  Total liabilities and shareholders' equity      $ 829,626             $ 772,268
                                                                  =========             =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                   2001          2000           2001          2000
                                                 --------      --------       --------      --------

Interest income

    Interest and fees on loans                   $ 12,246      $ 12,375       $ 37,985      $ 34,062
    Interest on investment securities
        Taxable                                     1,648         1,729          5,064         5,070
        Exempt from federal income taxes              657           617          1,959         1,885
    Other interest income                             141            --            150            --
                                                 --------      --------       --------      --------

            Total interest income                  14,692        14,721         45,158        41,017
                                                 --------      --------       --------      --------

Interest expense
    Interest on deposits                            6,235         6,103         19,178        17,102
    Interest on short-term borrowings                  27           992          1,160         1,801
    Interest on other borrowings                    1,144         1,373          3,933         4,017
    Interest on long-term debt                          4           113             12           166
    Interest on trust preferred securities            402            --            997            --
                                                 --------      --------       --------      --------

             Total interest expense                 7,812         8,581         25,280        23,086
                                                 --------      --------       --------      --------

 Net interest income                                6,880         6,140         19,878        17,931
 Provision for loan losses                            425           120          1,075           330
                                                 --------      --------       --------      --------


    Net interest income after provision for
    loan losses                                     6,455         6,020         18,803        17,601
                                                 --------      --------       --------      --------

Other income

   Fees from fiduciary activities                     205           122            500           389
   Fees from loan servicing                           329           204            829           582
   Fees for other services to customers               709           665          2,045         1,876
   Gains from sales of loans                          206            60            570           139
   Other income                                       120           122            341           321
                                                 --------      --------       --------      --------

             Total other income                     1,569         1,173          4,285         3,307
                                                 --------      --------       --------      --------

Other expenses
    Salaries and employee benefits                  3,058         2,662          8,992         7,852
    Occupancy expense                                 440           389          1,308         1,124
    Equipment expense                                 353           360          1,059         1,074
    Data processing and courier                       247           231            726           686
    Operation of other real estate                     85           (13)           249           (70)
    Other operating expenses                        1,154         1,030          3,275         2,982
                                                 --------      --------       --------      --------

             Total other expenses                   5,337         4,659         15,609        13,648
                                                 --------      --------       --------      --------

             Income before income taxes             2,687         2,534          7,479         7,260

Income tax expense                                    785           776          2,216         2,204
                                                 --------      --------       --------      --------

Net Income                                       $  1,902      $  1,758       $  5,263      $  5,056
                                                 ========      ========       ========      ========

Basic earnings per common share (1)              $   0.25      $   0.24       $   0.70      $   0.68
Diluted earnings per common share (1)            $   0.25      $   0.23       $   0.69      $   0.66
Cash dividends per share                         $   0.11      $   0.10       $   0.33      $   0.30

(1) Based on 7,466,776 average shares outstanding in 2001 and 7,443,036 in 2000.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                2001        2000        2001        2000
                                                ----        ----        ----        ----
Net Income                                     $1,902      $1,758      $5,263      $5,056
                                               ------      ------      ------      ------

Other comprehensive income, net of tax:

Unrealized gains on securities:
   Unrealized gains arising during period       1,146       1,222       2,767       1,193
                                               ------      ------      ------      ------


Comprehensive income                           $3,048      $2,980      $8,030      $6,249
                                               ======      ======      ======      ======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)



                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                  2001           2000
                                                                                  ----           ----
Cash flows from operating activities:
    Interest received from:
       Loans                                                                    $ 37,850       $ 32,838
       Investments                                                                 7,191          6,715
Fees and service charges                                                           3,958          2,942
Interest paid to depositors                                                      (18,465)       (16,279)
Interest paid to others                                                           (6,413)        (5,735)
Cash paid to suppliers and employees                                             (14,326)       (12,160)
Income taxes paid                                                                 (2,358)        (2,251)
                                                                                --------       --------
       Net cash provided by operating activities                                   7,437          6,070


Cash flows from investing activities:

    Principal payments received on investments                                    20,189          9,202
    Purchase of investments                                                      (35,825)       (12,550)
    Proceeds from sale of other real estate owned                                  1,112            990
    Loans made to customers in excess of principal collected                     (42,469)       (85,583)
    Capital expenditures                                                            (740)        (3,780)
                                                                                --------       --------
         Net cash used in investing activities                                   (57,733)       (91,721)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW accounts, and savings        21,409         39,262
            Accounts
     Net increase (decrease) in short term borrowing                             (76,447)        60,498
     Net increase (decrease) in time deposits                                     78,041         (4,381)
     Proceeds from other borrowings and long-term debt                            35,000         23,000
     Payments on other borrowings and long term debt                             (22,753)       (25,253)
     Proceeds from issuance of common stock                                          211             41
     Proceeds from issuance of trust preferred securities                         16,100              0
     Dividends paid                                                               (3,284)        (2,976)
                                                                                --------       --------
          Net cash provided by financing activities                               48,277         90,191
                                                                                --------       --------

Net increase (decrease) in cash and cash equivalents                              (2,019)         4,540

Cash and cash equivalents, beginning                                              21,695         19,475
                                                                                --------       --------

Cash and cash equivalents, ending                                               $ 19,676       $ 24,015
                                                                                ========       ========

                                                                                     SEPTEMBER 30,
                                                                                 2001            2000
                                                                                 -----           ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                      $  5,263       $  5,056

Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                               1,175          1,096
        Provision for losses on loans and real estate owned                        1,075            330
        Amortization of premium on investments                                       139            109
        Accretion of discount on investments                                        (112)          (131)
        Cash surrender value increase                                                (41)           (66)
        Gain from disposal of ORE                                                    (49)          (231)
        Gain on sale of loans                                                       (570)          (138)
        Proceeds from sale of loans held for sale                                 59,183         15,778
        Originations of loans held for sale                                      (58,613)       (15,639)
        Equity in income of service center                                          (189)          (160)
        Amortization of goodwill                                                     364            368
        Amortization of mortgage servicing rights                                    108             73
        Mortgage servicing rights booked                                            (296)          (182)
        Deferred compensation                                                        173            186
        Changes in assets and liabilities:
            Interest receivable                                                       56         (1,365)
            Prepaids and other assets                                               (963)            26
            Unearned income                                                           (2)           (35)
            Interest payable                                                         402          1,072
            Taxes payable                                                           (142)           (47)
            Other liabilities                                                        476            (30)
                                                                                --------       --------

Total adjustments                                                                  2,174          1,014
                                                                                --------       --------

Net cash provided by operating activities                                       $  7,437       $  6,070
                                                                                ========       ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2000 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of September 30, 2001 and December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of results to be expected for the entire year.

2. The market value of investment securities, by type, held by Baylake Corp. are as follows:

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 2001          2000
                                                                 ----          ----
                                                               (dollars in thousands)
         Investment securities held to maturity:

         Obligations of state and political subdivisions       $ 19,793      $ 18,503
                                                               --------      --------

         Investment securities held to maturity                $ 19,793      $ 18,503
                                                               ========      ========

         Investment securities available for sale:

         U.S. Treasury and other U.S. government agencies      $ 28,027      $ 32,997
         Obligations of states and political subdivisions        34,443        33,795
         Mortgage-backed securities                              76,928        66,986
         Other                                                    2,770         1,311
                                                               --------      --------

         Investment securities available for sale              $142,168      $135,089
                                                               ========      ========



3.       At September 30, 2001 and December 31, 2000, loans were as follows:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2001            2000
                                                                   ----            ----
                                                                  (dollars in thousands)
         Commercial, financial and agricultural                  $ 362,299       $ 335,868
         Real estate - construction                                 67,605          41,524
         Real estate - mortgage                                    148,660         160,150
         Installment                                                17,526          17,925
         Less: Deferred loan origination fees, net of costs           (357)           (360)
                                                                 ---------       ---------
                                                                 $ 595,733       $ 555,107
         Less allowance for loan losses                             (7,721)         (7,006)
                                                                 ---------       ---------

         Net loans                                               $ 588,012       $ 548,101
                                                                 =========       =========



4. Baylake Corp. declared a cash dividend of $0.11 per share payable on September 17, 2001 to shareholders of record as of September 4, 2001.

5. Baylake Capital Trust I, a Delaware business trust and subsidiary of Baylake Corp., declared its interest payment on the outstanding shares of the Trust's 10.00% Cumulative Preferred Securities on October 1, 2001. This distribution covers the period from July 1, 2001 through September 30, 2001 and payment was made to shareholders of record on the close of business on September 28, 2001 at a rate of $0.25 per security.

                         PART 1 - FINANCIAL INFORMATION

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and nine months ended September 30, 2001 and 2000 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at September 30, 2001, since that amount, if any, is not estimable.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2001, earnings increased $144,000, or 8.2%, to $1.90 million from $1.76 million for the third quarter of 2000. Basic operating and fully diluted earnings per share increased to $0.25 per share in the third quarter of 2001 compared with $0.24 in 2000, an increase of 4.2%.

The annualized return on average assets and return on average equity for the three months ended September 30, 2001 were 0.92% and 13.17%, respectively, compared to 0.96% and 14.26%, respectively, for the same period a year ago.

The increase in net income for the period is primarily due to improved net interest income after provision for loan losses and an increase in other income offset to a lesser extent by increased other expenses.

For the nine months ended September 30, 2001, net income increased $207,000, or 4.1%, to $5.26 million from $5.06 million for the first nine months of 2000. The change in net income is due for the same reasons as listed above. Basic operating earnings per share increased to $0.70 for the first nine months of 2001 compared to $0.68 for the nine months ended September 30, 2000, an increase of 2.9%. On a fully diluted basis, the Company recorded $0.69 per share for the first nine months of 2001 and $0.66 for the same period in 2000.

The annualized return on average assets and return on average equity for the first nine months ended September 30, 2001 were 0.88% and 12.63%, respectively compared to 0.97% and 14.10%, respectively for the same period a year ago.

Cash dividends declared in the first nine months of 2001 increased 10.0% to $0.33 per share compared with $0.30 for the same period in 2000.

NET INTEREST INCOME

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 83.0% of total operating income for the first nine months of 2001, as compared to 85.1% for the first nine months of 2000. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended September 30, 2001 increased $760,000, or 11.8%, to $7.2 million from $6.5 million for the same period a year ago. Total interest income for the third quarter of 2001 was $15.0 million, approximately the same when compared to the same period last year. Interest expense in the third quarter of 2001 decreased $769,000, or 9.0%, to $7.8 million when compared to $8.6 million in the third quarter of 2000. The increase in net interest income between these two quarterly periods occurred primarily as a result of growth in the average volume of interest earning assets and non-interest bearing deposits and a decrease in the cost of average interest paying liabilities offset to a lesser extent by an increase in interest paying liabilities and a decrease in the yield of average earning assets.

For the three months ended September 30, 2001, average earning assets increased $88.5 million, or 13.2%, when compared to the same period last year. The Company recorded an increase in average loans of $64.3 million, or 12.2%, for the third quarter of 2001 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. As a result of a lower interest rate environment, the interest rate spread remained compressed for the quarter ended September 30, 2001 when compared to the same period a year ago. The interest rate spread decreased 3 basis points to 3.25% at September 30, 2001 from 3.28% in the same quarter in 2000. While the average yield on earning assets decreased 106 basis points during the period, the average rate paid on interest-bearing liabilities decreased 103 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended September 30, 2001 decreased from 3.82% to 3.76% compared to the same period a year ago. The average yield on interest earning assets amounted to 7.84% for the third quarter of 2001, representing a decrease of 106 basis points from the same period last year. Total loan yields decreased 112 basis points to 8.36%, while total investment yields decreased 46 basis points to 6.46%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 85 basis points to 4.37% for the third quarter of 2001 when compared to the third quarter of 2000, while short-term borrowing costs decreased 317 basis points to 3.66% comparing the two periods. Other borrowing costs decreased 179 basis points to 5.04% during the same time period. These factors contributed to a decrease in the Company's interest margin for the three months ended September 30, 2001 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.5% for the third quarter of 2001 compared with 92.0% for the same period in 2000. The ratio increased slightly in 2001, primarily as a result of growth in earning assets offset to a lesser degree by an increase in non-accrual loans.

Net interest income on a tax equivalent basis for the nine months ended September 30, 2001 increased $2.0 million, or 10.5%, to $20.9 million from $18.9 million for the same period a year ago. Total interest income for the nine months ended September 30, 2001 increased $4.2 million, or 10.0%, to $46.2 million from $42.0 million for the nine months ended September 30, 2000, while interest expense increased $2.2 million, or 9.5%, to $25.3 million when compared to $23.1 million for the nine months ended September 30, 2000. The increase in net interest income between these two periods occurred primarily as a result of growth in the average volume of interest earning assets and non-interest bearing deposits and a decrease in the cost of interest paying liabilities offset to a lesser extent by an increase in interest paying liabilities and a decrease in the yield of average earning assets.

For the nine months ended September 30, 2001, average earning assets increased $103.7 million, or 16.3%, when compared to the same period last year. The Company recorded an increase in average loans of $89.0 million, or 18.0%, for the first nine months of 2001 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

The interest rate spread remained compressed for the nine months ended September 30, 2001 when compared to the same period a year ago. The interest rate spread decreased 16 basis points to 3.31% at September 30, 2001 from 3.47% over the same period in 2000. While the average yield on earning assets decreased 47 basis points during the period, the average rate paid on interest-bearing liabilities decreased 32 basis points over the same period as a result of a lower cost of funding from deposits and a lower cost of funding from other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank due to a lower interest rate environment.

Net interest margin (on a federal tax-equivalent basis) for the nine months ended September 30, 2001 decreased from 3.96% to 3.77% compared to the same period a year ago. The average yield on interest earning assets amounted to 8.33% for the nine months ended September 30, 2001, representing a decrease of 47 basis points from the same period last year. Total loan yields decreased 50 basis points to 8.86%, while total investment yields decreased 35 basis points to 6.63%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 22 basis points to 4.78% for the first nine months of 2001 when compared to the same period in 2000, while short-term borrowing costs decreased 119 basis points to 5.51% comparing the two periods. Other borrowing costs decreased 101 basis points to 5.43% during the same time period. These factors contributed to a decrease in the Company's interest margin for the nine months ended September 30, 2001 compared to the same period a year ago.

The ratio of average earning assets to average total assets was 92.6% for the first nine months of 2001 compared with 92.0% for the same period in 2000. The ratio increased slightly in 2001, primarily as a result of growth in earning assets offset to a lesser degree by an increase in non-accrual loans.

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

The provision for loan losses for the three months ended September 30, 2001 increased $305,000 to $425,000 compared with $120,000 for the third quarter of 2000. For the nine months ended September 30, 2001, the provision for loan losses increased $745,000 to $1.1 million compared with $330,000 for the same period last year. Management believes that the current allowance (giving effect to the increased provision) conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Possible Loan Losses" below.

Non-Interest Income

Total non-interest income increased $396,000, or 33.8%, to $1.6 million for the third quarter of 2001 when compared to the third quarter of 2000. This increase occurred as a result of increased trust income, increased fees from loan servicing, increased fees on other customer services, increased fees from loan servicing, and increased gains from sales of loans.

Trust fees increased $83,000, or 68.0%, in the third quarter of 2001 compared to the same quarter in 2000, primarily as a result of timing differences related to billing and collection of fees and an increase in trust estate business.

Loan servicing fees increased $125,000, or 61.3%, to $329,000 in the third quarter of 2001, when compared to the same quarter in 2000. The increase in 2001 resulted from an increase in commercial loan servicing income and mortgage servicing rights income.

Gains on sales of loans in the secondary market increased $146,000 to $206,000 in the third quarter of 2001, when compared to the same quarter in 2000, primarily as a result of increased gains from sales of mortgage and commercial loans. Recent declines in interest rates have stimulated mortgage production, including an increase in refinancing activity. Sales of loans for the three months ended September 30, 2001 increased to $19.7 million, compared to $7.0 million for the same period a year earlier.

Service charges on deposit accounts for the third quarter of 2001 showed an increase of $82,000, or 21.4%, over 2000 results, accounting for much of the improvement in fee income generated for other services to customers. Financial services income decreased $63,000, or 43.8%.

For the first nine months of 2001, non-interest income increased $978,000, or 29.6%, to $4.3 million from $3.3 million for the same period a year ago.

Trust fee income increased $111,000, or 28.5%, to $500,000 for the first nine months of 2001 compared to $389,000 for the same period in 2000 as a result of increased trust business.

Loan servicing fees increased $247,000, or 42.4%, to $829,000 for the first nine months in 2001, when compared to the same period in 2000. The increase in 2001 resulted from an increase in commercial loan servicing income.

Gains on sales of loans in the secondary market increased $431,000 for the first nine months of 2001, when compared to the same period in 2000, primarily as a result of increased gains from sales of mortgage loans taken in the secondary market. Sales of total loans for the first nine months of 2001 increased to $59.2 million, compared to $15.8 million a year ago.

Other fees for services to customers increased for the nine months ended September 30, 2001 as a result of an increase of $234,000, or 21.1%, in service charges on deposit accounts. This increase was offset to a lesser extent by a decrease in financial services income amounting to $107,000 when compared to the same period in 2000.

Non-Interest Expense

Non-interest expense increased $678,000, or 14.6%, for the three months ended September 30, 2001 compared to the same period in 2000. Salaries and employee benefits showed an increase of $396,000, or 14.9%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Full time equivalent staff increased to 283 persons from 272 a year earlier. Increases in occupancy (amounting to $51,000 or 13.1%) offset by a decrease in equipment expenses (amounting to $7,000 or 1.9%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Other operating expenses increased $124,000, or 12.0%, for the three months ended September 30, 2001 when compared to the same period a year ago. Included in 2001 expenses were amortization of goodwill related to the Four Seasons acquisition (a purchase of a one bank holding company in July 1996) of $82,000 (the same as in 2000) and amortization of $39,000 (the same as in 2000) related to the BLBNA acquisition.

Included in other operating expenses are expenses related to other outside services such as correspondent bank expense and expense on services provided by third parties. These expenses increased $56,000 for the three months ended September 30, 2001 when compared to the same period a year ago.

Expenses related to the amortization of trust preferred expenses (such as legal and underwriting expenses) and other legal expenses related to various regulatory filings increased $25,000 for the three months ended September 30, 2001.

Other items (such as supplies, telephone, postage and director fees) comprising other operating expense show an increase of $43,000 or 4.5% in the third quarter of 2001 when compared to the same quarter in 2000. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.82% for the three months ended September 30, 2001 compared to 1.90% for the same period in 2000.

Non-interest expense increased $2.0 million, or 14.4%, for the nine months ended September 30, 2001 compared to the same period in 2000. Salaries and employee benefits showed an increase of $1.1 million, or 14.5%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Increases in occupancy (amounting to $184,000 or 16.4%) offset by a decrease in equipment expenses (amounting to $15,000 or 1.4%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Operation of other real estate shows an increase of $319,000. This is related primarily to net gains on other real estate taken in 2001 of $43,000 compared to net gains of $231,000 taken in the first nine months of 2000. Other expenses related to the operation of other real estate owned amounted to $308,000 for the first nine months of 2001.

Other operating expenses increased $293,000, or 9.8%, for the nine months ended September 30, 2001 when compared to the same period a year ago. Included in 2001 expenses were amortization of goodwill related to the Four Seasons acquisition (a purchase of a one bank holding company in July 1996) of $247,000 (the same as in 2000) and amortization of $117,000 (the same as in 2000) related to the BLBNA acquisition.

Legal expense and loan collection expense increased $19,000 for the nine months ended September 30, 2001 primarily as a result of legal issues relating to loan collection efforts of three commercial real estate loans on which foreclosure action occurred.

Data processing expense increased $40,000, or 5.8%, for the nine months ended September 30, 2001 as compared to the same period a year ago. The increase occurred as a result of additional transaction volume and growth in the number of accounts.

Expenses related to the amortization of trust preferred expenses (such as legal and underwriting expenses) and other legal expenses related to various regulatory filings increased $78,000 for the nine months ended September 30, 2001.

Other items (such as supplies, telephone, postage and director fees) comprising other operating expense show an increase of $112,000 or 5.3% for the first nine months of 2001 when compared to the same period in 2000. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.89% for the nine months ended September 30, 2001 compared to 2.00% for the same period in 2000.

Income Taxes

Income tax expense for the Company for the three months ended September 30, 2001 was $785,000, an increase of $9,000, or 1.2%, compared to the same period in 2000. The increase in income tax provision for the period was due to increased taxable income.

Income tax expense for the Company for the nine months ended September 30, 2001 and 2000 was approximately the same at $2.2 million. The slight increase in income tax provision of $12,000 for the period was due to increased taxable income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 29.6% for the nine months ended September 30, 2001 compared with 30.4% for the same period in 2000. The effective tax rate of 29.6% consisted of a federal effective tax rate of 27.2% and Wisconsin State effective tax rate of 2.4%.

Balance Sheet Analysis

Loans

At September 30, 2001, total loans increased $40.6 million, or 7.3%, to $595.7 million from $555.1 million at December 31, 2000. Growth in the Company's loan portfolio resulted primarily from an increase in real estate construction loans to $67.6 million at September 30, 2001 compared to $41.5 million at December 31, 2000. In addition, commercial loans increased to $362.3 million at September 30, 2001, compared to $335.9 million at December 31, 2000. Real estate mortgage loans decreased to $148.7 million at September 30, 2001, compared with $160.2 million at December 31, 2000. Consumer loans totaled $17.5 million at September 30, 2001 compared to $17.9 million at December 31, 2000.

Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

                                                                              September 30,     December 31,
                                                                                 2001              2000
Amount of loans by type (dollars in thousands)
Real estate-mortgage
  Commercial                                                                    $268,045          $251,971
  1-4 family residential
      First liens                                                                 99,539           109,173
      Junior liens                                                                25,638            26,513
      Home equity                                                                 23,483            24,464
Commercial, financial and agricultural                                            94,254            83,897
Real estate-construction                                                          67,605            41,524
Installment
  Credit cards and related plans                                                   2,300             2,140
  Other                                                                           15,226            15,785
Less:  deferred origination fees, net of costs                                       357               360
      Total                                                                      595,733           555,107

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

As the following table indicates, the ALL at September 30, 2001 was $7.7 million compared with $7.0 million at the end of 2000. Loans increased 7.3% from December 31, 2000 to September 30, 2001, while the allowance as a percent of total loans increased due to the loan loss provision being higher in comparison to loan growth for the first nine months of 2001. The September 30, 2001 ratio of ALL to outstanding loans was 1.30% compared with 1.26% at December 31, 2000 and the ALL as a percentage of nonperforming loans was 47.3% at September 30, 2001 compared to 53.9% at end of year 2000. Based on management's analysis of the loan portfolio risk at September 30, 2001, a provision expense of $1.1 million was recorded for the nine months ended September 30, 2001, an increase of $745,000 compared to the same period in 2000. Net loan charge-offs of $360,000 occurred in the first nine months of 2001, and the ratio of net charge-offs to average loans for the period ended September 30, 2001 was 0.08% compared to (0.05%) at September 30, 2000. Commercial, agricultural and other loan net charge-offs represented 73.9% of the total net charge-offs for the first nine months of 2001. Two commercial loans totaling $495,000 accounted for the majority of the net charge-offs. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

               Allowance for Loan Losses and Nonperforming Assets
                             (dollars in thousands)

                                   For the period ended    For the period ended     For the period ended
                                    September 30, 2001      September 30, 2000       December 31, 2000
                                   --------------------    --------------------     --------------------
Allowance for  Loan Losses
("ALL")

Balance at beginning of                  $  7,006                $  7,611                 $  7,611
period

Provision for loan losses                   1,075                     330                      545

Charge-offs                                 1,097                     423                    2,074

Recoveries                                    737                     608                      924
                                         --------                --------                 --------
Balance at end of period                    7,721                   8,126                    7,006


Net charge-offs ("NCOs")                      360                    (185)                   1,150


Nonperforming Assets:

Nonaccrual loans                         $ 11,411                   8,336                    8,479

Accruing loans past due 90                      0                       0                        0
days or more

Restructured loans                          4,914                   4,074                    4,510
                                         --------                --------                 --------


Total nonperforming loans                  16,325                  12,410                   12,989
("NPLs")

Other real estate owned                     1,868                     563                      877
                                         --------                --------                 --------


Total nonperforming assets               $ 18,193                  12,973                   13,866
("NPAs")

Ratios:

ALL to NCO's (annualized)                   16.05                  (32.90)                    6.09

NCO's to average loans                       0.08%                  (0.05%)                   0.23%
(annualized)

ALL to total loans                           1.30%                   1.53%                    1.26%

NPL's to total loans                         2.74%                   2.33%                    2.34%

NPA's to total assets                        2.36%                   1.74%                    1.80%

ALL to NPL's                                47.30%                  65.48%                   53.94%

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

                   Allocation of the Allowance for Loan Losses
                             (dollars in thousands)

                                 Sept 30, 2001                   Sept 30, 2000                 Dec 31, 2000
                          ----------------------------    --------------------------    ---------------------------
                              Amount        Percent of        Amount      Percent of       Amount        Percent of
                          -------------      loans to     -------------    loans to     ------------      loans to
                                           total loans                   total loans                    total loans
                                           -----------                   -----------                    -----------
Commercial, financial        $  1 760          15.82%           1,460        15.82%          1,073          15.09%
& agricultural

Commercial real estate          3,400          44.99%           2,980        45.68%          2,993          45.27%

Real Estate:

          Construction            370          11.35%             160         6.45%            302           7.47%

           Residential          1,400          20.95%           1,440        24.28%          1,395          24.54%

     Home equity lines            142           3.94%             134         4.45%            148           4.40%

Consumer                          140           2.56%             130         2.94%            140           2.84%

Credit card                        60           0.39%              37         0.38%             68           0.39%

Loan commitments                  149                             120                          135


Not specifically                  300                           1,665                          752
allocated                         ---                           -----                          ---

Total allowance                $7,721                          $8,126                       $7,006

Allowance for credit             1.30%                           1.53%                        1.26%
loss as a percentage
of total loans

Period end loans             $595,733         100.00%        $531,862       100.00%       $555,107         100.00%

While there exists probable asset quality problems in the loan portfolio, including loans acquired in the BLBNA purchase, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at September 30, 2001. In the time period since the purchase of BLBNA, management has undertaken extensive efforts to identify and evaluate problem loans stemming from the BLBNA acquisition. Although no assurance can be given, management feels that the majority of these problem loans associated with BLBNA have been identified. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collectibility.

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

Non-performing assets at September 30, 2001 were $18.2 million compared to $13.9 million at December 31, 2000. Other real estate owned totaled $1.9 million and consisted of six residential and eight commercial properties. Non-accrual loans represented $11.4 million of the total of non-performing assets, of which $2.7 million was acquired by the Company with the BLBNA acquisition. Real estate non-accrual loans accounted for $9.7 million of the total, of which $2.5 million was residential real estate and $7.2 million was commercial real estate, while commercial and industrial non-accruals accounted for $1.5 million and consumer loans accounted for $200,000.

Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans, except for one commercial credit totaling $2.9 million. This credit is currently in the process of legal action and it is anticipated that the specific reserve applied to this loan (approximately $750,000) will be sufficient to cover the entire amount of potential loss. $4.9 million of troubled debt restructured loans existed at September 30, 2001, compared with $4.5 million at December 31, 2000. Approximately $3.5 million of troubled debt restructured loans at September 30 consists of two commercial real estate credits which were granted various payment concessions and had experienced past cashflow problems. These credits were current at September 30, 2001. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result, the ratio of non performing loans to total loans at September 30, 2001 was 2.7% and at December 31, 2000 was 2.3%. The Company's ALL was 47.3% of total non-performing loans at September 30, 2001 compared to 53.9% at end of year 2000.

Potential problem loans at September 30, 2001 are restricted to one commercial borrower with credits aggregating approximately $5.2 million. Potential problem loans totaled $8.7 million at December 31, 2000. The commercial loan customer, with credits totaling $5.1 million underwent management changes and is in the process of modernizing their facilities. This credit was non-current at September 30, 2001 but became current after November 1, 2001. This credit will be monitored for future performance as management change is now in place. Management's evaluation of the borrower's existing collateral supports an expectation of full recovery even in the event of liquidation, regardless of future performance, consummation of a business combination transaction or potential default.

Investment Portfolio

At September 30, 2001, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $8.1 million, or 5.3%, to $161.6 million from $153.5 million at December 31, 2000. At September 30, 2001, the investment portfolio represented 19.5% of total assets compared with 19.9% at December 31, 2000.

Securities held to maturity and securities available for sale consist of the following:

                                                                         At September 30, 2001
                                                                         (dollars in thousands)

                                          Amortized Cost        Gross Unrealized       Gross Unrealized       Estimated Market
                                                                     Gains                  Losses                 Value
                                          --------------        ----------------       ----------------       ----------------
Securities held to maturity

Obligations of states &                      $ 19,412               $    381               $      0               $ 19,793
political subdivisions

Securities available for sale

Obligations of U.S. Treasury &                 26,293                  1,734                      0                 28,027
other U.S. Agencies

Mortgage-backed securities                     75,100                  1,920                     92                 76,928

Obligations of states &                        32,890                  1,553                                        34,443
political subdivisions

Other securities                                  100                                                                  100

Equity securities                               2,670                                                                2,670


Total securities available for               $137,053               $  5,207               $     92               $142,168
sale

                                                                         At December 31, 2000
                                                                         (dollars in thousands)

                                          Amortized Cost        Gross Unrealized       Gross Unrealized       Estimated Market
                                                                     Gains                  Losses                 Value
                                          --------------        ----------------       ----------------       ----------------
Securities held to maturity

Obligations of states &                      $ 18,422               $    119               $     38               $ 18,503
political subdivisions


Securities available for sale

Obligations of U.S. Treasury &               $ 32,252               $    748               $      3               $ 32,997
other U.S. Agencies

Mortgage-backed securities                     67,629                    107                    750                 66,986

Obligations of states &                        33,067                    757                     29                 33,795
political subdivisions

Equity securities                               1,311                                                                1,311


Total securities available for               $134,259               $  1,612               $    782               $135,089
sale

At September 30, 2001, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands):

                                            Securities held to Maturity                  Securities Available for Sale
                                       ------------------------------------          ------------------------------------
                                       Amortized Cost          Market Value          Amortized Cost          Market Value
                                       --------------          ------------          --------------          ------------
Within 1 year                             $  1,663               $  1,677               $ 10,461               $ 10,610

After 1 but within 5 years                   8,656                  8,896                 89,221                 92,488

After 5 but within 10 years                  4,981                  5,108                 18,777                 20,071

After 10 years                               4,112                  4,112                 15,924                 16,329

Equity securities                                0                      0                  2,670                  2,670
                                          --------               --------               --------               --------


Total                                     $ 19,412               $ 19,793               $137,053               $142,168


Deposits

Total deposits at September 30, 2001 increased $99.5 million, or 18.0%, to $652.7 million from $553.3 million at December 31, 2000. Non-interest bearing deposits at September 30, 2001 increased $3.9 million, or 5.7%, to $73.0 million from $69.1 million at December 31, 2000. Interest-bearing deposits at September 30, 2001 increased $95.5 million, or 19.7%, to $579.6 million from $484.1 million at December 31, 2000. Interest-bearing transaction accounts (NOW deposits) decreased $5.8 million, primarily in public fund deposits. Savings deposits increased $23.3 million, or 12.7%, to $206.6 million at September 30, 2001, when compared to $183.4 million at December 31, 2000. Time deposits (including time, $100,000 and over and other time) increased $78.0 million (includes increase of $70.3 million in time deposits over $100,000), or 31.1%, to $329.2 million at September 30, 2001, when compared to $251.2 million at December 31, 2000. Brokered CD's totaled $43.3 million at September 30, 2001 compared to $11.5 million at December 31, 2000. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's expansion into new markets in recent years, this effect has been reduced as additional branch facilities in less seasonal locations have provided deposit growth and seasonal stability. In addition, acquisition of brokered deposits has enabled the Company to meet short term funding requirements.

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

Short Term Borrowings and Other Borrowings

Short-term borrowings at September 30, 2001 consist of securities under agreements to repurchase. Total short-term borrowings at September 30, 2001 decreased $76.5 million to $3.8 million from $80.3 million at

December 31, 2000. Customer repurchase agreements increased $553,000 from $3.3 million at December 31, 2000 to $3.8 million at September 30, 2001. Advances from the Federal Home Loan Bank ("FHLB") decreased from $42 million at December 31, 2000 to no advances at September 30, 2001. Federal funds purchased decreased from $35 million at December 31, 2000 to no funds purchased at September 30, 2001 accounting for the balance of the decrease in the balance of short-term borrowings. These have decreased as a result of deposit growth for the first nine months of 2001, including brokered CD's, and additional borrowings from FHLB in the form of term loans.

Other borrowings consist primarily of term loans with FHLB. These borrowings totaled $90 million at September 30, 2001 compared to $70 million at December 31, 2000. Three separate borrowings outstanding at December 31, 2000 totaling $7.7 million lent to Baylake by an unaffiliated bank were paid off during the quarter ended March 31, 2001.

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

Long Term Debt

Long-term debt of $158,000 at September 30, 2001 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + -1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.

Liquidity

Liquidity management refers to the ability of management to ensure that cash is available to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and Baylake Bank ("Bank") have different liquidity considerations.

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders and distributions to holders of the Company's trust preferred securities. Dividends received from Bank totaled $800,000 for the first nine months of 2001 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $3.3 million in the first nine months of 2001. In February 2001, the Company issued trust preferred securities, which received quarterly distributions beginning in the second quarter of 2001.

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

Maturing investments have been a primary source of liquidity at the Bank. For the nine months ended September 30, 2001, principal payments totaling $20.2 million were received on investments. These proceeds in addition to other Company cash were used to purchase $35.8 million in investments for the period. At September 30, 2001, the carrying or book value of investment securities maturing within one year amounted to $12.3 million or 7.6% of the total investment securities portfolio. This compares to an 8.3% level for investment securities with one year or less maturities as of December 31, 2000. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first nine months of 2001 totaled $20.2 million. At September 30, 2001, the investment portfolio contained $105.0 million of U.S. Treasury and federal agency backed securities representing 65.0% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at September 30, 2001 amounting to $3.7 million.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in the 2001 Consolidated Statements of Cash Flows, deposits provided $99.5 million of cash flow during the first nine months of 2001. The Company's overall deposit base grew 18.0% for the nine months ended September 30, 2001. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $181.1 million, or 30.4%, of loans maturing within one year.

Within the classification of short-term borrowings and other borrowings at September 30, 2001, federal funds purchased and securities sold under agreements to repurchase totaled $3.8 million compared to $38.3 million at the end of 2000. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or long-term, are another source of funds. They total $90.0 million at September 30, 2001, compared to $112.3 million at the end of 2000.

The Bank's liquidity resources were sufficient in the first nine months of 2001 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

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

                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                            AS OF September 30, 2001

                                           Within          Four to        Seven to        One Year          Over
                                            Three            Six           Twelve          To Five          Five
                                           Months          Months          Months           Years           Years           Total
                                          ---------       ---------       ---------       ---------       ---------       ---------
(In thousands)

Earning assets:
  Investment securities                   $   9 005       $   4 045       $   6 735       $ 101 144       $  46 930       $ 167 859
  Federal funds sold                         11 501                                                                          11 501
  Loans and leases
     Variable rate                          215 543          20 058               0          26 512               0         262 113
     Fixed rate                              53 429          33 604          66 418         158 608          10 182         322 241
                                          ---------       ---------       ---------       ---------       ---------       ---------
  Total loans and leases                  $ 268 972       $  53 662       $  66 418       $ 185 120        $ 10 182        $584 354
                                          ---------       ---------       ---------       ---------       ---------       ---------
Total earning assets                      $ 289 478       $  57 707       $  73 153       $ 286 264        $ 57 112        $763 714
                                          =========       =========       =========       =========       =========       =========
Interest bearing liabilities:
  NOW Accounts                            $  10 954       $       0       $       0       $  32 862       $       0       $  43 816
  Savings Deposits                          154 317               0               0          52 305               0         206 622
  Time Deposits                              84 488          71 642         104 077          68 959              30         329 196
  Borrowed Funds                             33 842          15 052               0          45 106               0          94 000
  Trust Preferred Securities                      0               0               0               0          16 100          16 100
                                          ---------       ---------       ---------       ---------       ---------       ---------
Total interest bearing Liabilities        $ 283 601       $  86 694        $104 077       $ 199 232       $  16 130       $ 689 734
                                          =========       =========       =========       =========       =========       =========

Interest sensitivity gap (within          $   5 877       $(28 987)       $(30 924)       $  87 032       $  40 982       $  73 980
periods)
Cumulative interest sensitivity gap       $   5 877       $(23 110)       $(54 034)       $  32 998       $  73 980

Ratio of cumulative interest                   0.77%         - 3.03          - 7.08            4.32%           9.69%
  Sensitivity gap to rate
  Sensitive assets

Ratio of rate sensitive assets               102.07%          66.56%          70.29%         143.68%             --
  To rate sensitive
  Liabilities

Cumulative ratio of rate                     102.07%          93.76%          88.61%         104.90%         110.73%
  Sensitive assets to rate
  Sensitive liabilities

In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 200 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 200 basis point parallel rate shock. The resulting simulations indicated a plus 1.6% or minus 5.1% adjustment in net income under these scenarios for the period ended September 30, 2001. This result was within the policy limits established by the Company.

Management continually reviews its interest rate risk position through the ALCO process. Management's philosophy is to maintain relatively matched rate sensitive asset and liability positions within the range described above in order to provide earnings stability in the event of significant interest rate changes.

Capital Resources

Shareholders' equity at September 30, 2001 increased $5.8 million or 10.9% to $58.9 million, compared with $53.1 million at end of year 2000. This increase includes a change of $2.8 million to capital in 2001 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $3.0 million or 5.7% for the period between September 30, 2001 and December 31, 2000.

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

Cash dividends paid for the first nine months of 2001 were $0.33 per share compared with $0.30 in the first nine months of 2000. The

Company provided a 10.0% increase in normal dividends per share in 2001 over 2000 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the open market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first nine months of 2001.

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

At September 30, 2001, the minimum risk-based capital requirements to be considered adequately capitalized were 4% for Tier 1 capital and 8% for total capital.

Federal banking regulators have also adopted leverage capital guidelines to supplement the risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (non risk-adjusted) for the preceding quarter. At September 30, 2001, the minimum leverage ratio requirement to be considered adequately capitalized was 4%.

The capital levels of the Company and the Bank at September 30, 2001 and the two highest capital adequacy levels recognized under the guidelines established by the federal banking agencies are included in the following table. The Company's and the Bank's ratios all exceeded the well-capitalized guidelines shown in the table.

The Company's and the Bank's capital amounts and ratios are as follows:
(dollars in thousands)


                                                                                             To Be Well
                                                                                             Capitalized
                                                                                             Under Prompt
                                                                    For Capital              Corrective
                                                                    Adequacy                 Action
                                            Actual                  Purposes                 Provisions
                                            -----------------       ------------------       -----------------

                                            Amount      Ratio       Amount       Ratio       Amount      Ratio
                                            ------      -----       ------       -----       ------      -----
As of September 30, 2001
  Total Capital (to
  Risk Weighted Assets)
    Company                                 74,225      11.38%      52,159        8.00%      65,199      10.00%
    Bank                                    69,094      10.57%      52,278        8.00%      65,348      10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                                 66,504      10.20%      26,080        4.00%      39,119       6.00%
    Bank                                    61,372       9.39%      26,139        4.00%      39,209       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                                 66,504       8.14%      32,697        4.00%         N/A        N/A
    Bank                                    61,372       7.51%      32,697        4.00%      40,871       5.00%

As of December 31, 2000
  Total Capital (to
  Risk Weighted Assets)
    Company                                 54,055       8.92%      48,464        8.00%      60,580      10.00%
    Bank                                    61,237      10.10%      48,512        8.00%      60,640      10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                                 47,049       7.77%      24,232        4.00%      36,348       6.00%
    Bank                                    54,232       8.94%      24,255        4.00%      36,384       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                                 47,049       6.38%      29,518        4.00%         N/A        N/A

    Bank                                    54,232       7.35%      29,518        4.00%      36,897       5.00%



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

As of September 30, 2001, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2000, as described in the Company's 2000 Form 10-K Annual Report.

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

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Bank purchased land in the city of Luxemburg located in Kewaunee County, Wisconsin in January 1999. The Bank began construction on a full-service branch facility on this property in the third quarter of 2001 with expected completion to be in the early first quarter of 2002. Costs to complete the project are estimated at $924,000.

In the third quarter of 1999, the Bank purchased land and a building in Seymour, Wisconsin for $475,000. The Bank began remodeling work on the building to make it a full-service branch. Completion of this project is expected in the fourth quarter of 2001. Costs to complete this project are estimated at $760,000.

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

                                                  BAYLAKE CORP.
                                     ------------------------------------------



Date:    November 9, 2001             /s/         Thomas L. Herlache
     -----------------------        ------------------------------------------
                                                  Thomas L. Herlache
                                                  President (CEO)


Date:    November 9, 2001             /s/         Steven D. Jennerjohn
     -----------------------        ------------------------------------------
                                                  Steven D. Jennerjohn
                                                  Treasurer (CFO)