Form 10-K
period 2001-12-31
BAYLAKE CORP
filed 2002-03-29
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


            [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended                     December 31, 2001
                           -----------------------------------------------------

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
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                             -------------------

Securities registered pursuant to Section 12(g) of the Act:    Common Stock
                                                               $5 Par Value
                                                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 25, 2002, 7,471,576 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $13.25 reported bid price on that date) held by non-affiliates (excludes a total of 649,628 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $90,542,718.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                              Part of Form 10-K Into Which
            Document                     Portions of Documents are Incorporated
            --------                     --------------------------------------

Definitive Proxy Statement for 2002                     Part III
Annual Meeting of Shareholders to be
Filed within 120 days of the fiscal
Year ended December 31, 2001

                                 2001 FORM 10-K
                                TABLE OF CONTENTS


                                            DESCRIPTION                                         PAGE NO.
                                            -----------                                         -------
PART I
         ITEM 1.          Business                                                                3
         ITEM 2.          Properties                                                              8
         ITEM 3.          Legal Proceedings                                                       8
         ITEM 4.          Submission of Matters to a Vote of Security Holders                     8

PART II
         ITEM 5.          Market for Registrant's Common Equity and Related
                          Stockholder Matters                                                     8
         ITEM 6.          Selected Financial Data                                                 9
         ITEM 7.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                    12
         ITEM 7A.         Quantitative and Qualitative Disclosures about Market
                          Risk                                                                   40
         ITEM 8.          Financial Statements and Supplementary Data                            41
         ITEM 9.          Changes and Disagreements with Accountants on Accounting and
                          Financial Disclosure.                                                  80

PART III
         ITEM 10.         Directors and Executive Officers of the Registrant                     80
         ITEM 11.         Executive Compensation                                                 80
         ITEM 12.         Security Ownership of Certain Beneficial Owners and Management         80
         ITEM 13.         Certain Relationships and Related Transactions                         80

PART IV
         ITEM 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K        81

                          Signatures                                                             82

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report, including the discussion and analysis of financial condition and results of operations, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe-harbor provisions for forward-looking statements contained in that Act. For example, all statements regarding our expected financial position, business and strategies are forward-looking statements. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to Baylake or its management, are intended to identify forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon Baylake or the Bank. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, these expectations may prove to be incorrect. Actual results may differ materially from those included in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the failure of a significant number of borrowers to repay their loans, general changes in economic conditions and interest rates, as well as restrictions imposed on us by regulations or regulators of the banking industry. Many of these factors are not within the control of Baylake or management. Baylake undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

Kewaunee County Banc-Shares, Inc.

Kewaunee County Banc-Shares, Inc., ("KCB"), a Wisconsin corporation organized in 1983 and located in Sturgeon Bay, WI, is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended. It is an intermediate tier holding company owned 100% by Baylake. KCB's only activity is to acquire and hold all of the outstanding stock of Bank.

Baylake Bank

The Bank is a Wisconsin State Bank originally chartered in 1876. The Bank conducts its community banking business through 25 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca, and Waushara Counties. The Bank has eight financial centers in Door County, which is known for its seasonal and tourism related services. The balance of the Bank's financial centers are located in the previously mentioned counties, with the highest concentration, after Door County, in Brown County, which has six financial centers. Other principal industries in Bank's market area include light industry and manufacturing, agriculture, food related products, and to a lesser degree, lumber and furniture.

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

Bank Subsidiaries

In addition to its banking operations, the Bank owns four non-bank subsidiaries:
Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages a portion of the Bank's investment and loan portfolio; Bank of Sturgeon Bay Building Corporation, which owns the Bank's main office building in Sturgeon Bay, Wisconsin and nearby conference center facilities and underlying real property; Cornerstone Financial, Inc., which manages the conference center facilities; and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. The Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. ("UFS"), a data processing services company, located in Grafton, Wisconsin, that provides data processing services to approximately 23 banks (including Bank) and ATM processing services to 50 banks. The revenues generated by Bank's wholly-owned subsidiaries and UFS amount, in aggregate, to less than 5% of the Bank's total income. On January 24, 2002, the Bank formed an additional subsidiary, Arborview LLC ("Arborview") for purposes of the operation of a community based residential facility, acquired as a result of loan problems.

At December 31, 2001, the Company had total assets of $845.8 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.


Acquisitions

Effective October 1, 1998, Baylake acquired Evergreen Bank, N.A., ("Evergreen") from M&I Marshall & Ilsley Bank, Milwaukee, Wisconsin ("M&I"). Pursuant to the stock purchase agreement with M&I, Baylake is only required to pay M&I for the Evergreen stock it purchased upon certain events set forth in the stock purchase agreement. Although the payment period set forth in the stock purchase agreement expired, Baylake has committed to M&I that it will treat the payment terms of the stock purchase agreement as though they had not expired. As of December 31, 2001, none of the events that would require Baylake to pay any funds to M&I has occurred. In connection with Baylake's acquisition of Evergreen, Baylake changed the name of Evergreen, to Baylake Bank, N.A. ("BLBNA"). On March 15, 1999, BLBNA merged with and into Baylake Bank.


Lending

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

The Company's total outstanding loans as of December 31, 2001 amounted to approximately $605.3 million, consisting of 82.6% residential, commercial, agricultural and construction real estate loans, 13.3% commercial and industrial loans, 2.8% installment and 1.3% agricultural loans.

Investments

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

Deposits

The Company offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Company are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. At December 31, 2001, the Company's total deposits amounted to $669.9 million, including interest bearing deposits of $593.8 million and non-interest bearing deposits of $76.1 million.

Other Customer Services and Products

Other services and products offered by the Company include transfer agency, safe deposit box services, personal and corporate trust services, conference center facilities, insurance agency and brokerage services, cash management, financial planning and electronic banking services, including eBanc, an Internet banking product for its customers.

Competition

The financial services industry is highly competitive. The Company competes with other financial institutions and businesses in both attracting and retaining deposits and making loans in all of its principal markets. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposit products comes primarily from other commercial banks, savings banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings banks, mortgage banking firms, credit unions, finance companies, leasing companies, and other financial intermediaries. The Company also faces direct competition from members of bank holding company systems that have greater assets and resources than those of the Company.

Regulation and Supervision

The banking industry is highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, dividend limitations, limitations on products and services offered, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to Baylake and the Bank establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC's deposit funds, the depositors of the Bank and the public, rather than shareholders of the Bank or Baylake. Any change in government regulation may have a material adverse effect on the business of Baylake and the Bank.

Baylake Corp. As a bank holding company, Baylake is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, or BHCA. Under the BHCA, Baylake is subject to examination by the Federal Reserve Board and is required to file reports of its operations and such additional information as the Federal Reserve Board may require. Baylake is also subject to supervision and examination by the Wisconsin Department of Financial Institutions under Wisconsin law. Under Federal Reserve Board policy, Baylake is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Baylake might not do so absent such policy.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be incidental to these operations. Under current Federal Reserve Board regulations, these permissible non-bank activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, many of these acquisitions may be effected by bank holding companies that satisfy certain statutory criteria concerning management, capitalization, and regulatory compliance, if written notice is given to the Federal Reserve within 10 business days after the transaction. In other cases, prior written notice to the Federal Reserve Board will be required.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses.

Baylake Bank. As a Wisconsin bank, the Bank is subject to supervision and regulation by the Wisconsin Department of Financial Institutions (the "WDFI"), the Board of Governors of the Federal Reserve System and the FDIC. Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, and regulations promulgated thereunder, establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Bank is subject to certain federal and state statutory and regulatory restrictions on any extension of credit to Baylake or its subsidiaries, on investments in the stock or other securities of Baylake or its subsidiaries, on the payment of dividends to Baylake, and on the acceptance of the stock or other securities of Baylake or its subsidiaries as collateral for loans to any person. Certain limitations and reporting requirements are also placed on extension of credit by the Bank to its directors and officers, to directors and officers of us and our subsidiaries, to principal shareholders of us, and to "related interests" of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of us or one of our subsidiaries or a principal shareholder of us may obtain credit from banks with which we maintain a correspondent relationship.

The FDIC, the Office of Thrift Supervision, the Federal Reserve Board and the Office of the Comptroller of the Currency have published guidelines implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal bank regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank, its directors and officers.

Under the Community Reinvestment Act, or CRA, and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's service area is designated and comprised of the eight counties within the geographic area of Central and Northeast, Wisconsin. The Bank's board of directors is required to review the appropriateness of this delineation at least annually.

Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future. This regulation substantially affects the business and financial results of all financial institutions and holding companies, including Baylake and its subsidiaries. As an example, Baylake is subject to the capital and leverage guidelines of the Board of Governors of the Federal Reserve System ("FRB"), which requires that Baylake's capital to asset ratio meet certain minimum standards. For a discussion of the Federal Reserve Board's guidelines and the Company's applicable ratios, see the section entitled "Capital Resources" under
Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

Current federal law provides that adequately managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Wisconsin law generally permits establishment of full service bank branch offices statewide.

Recent Legislation. The Gramm-Leach-Bliley Act, or Gramm-Leach, was signed into law on November 12, 1999 and authorizes bank holding companies that meet specified conditions to elect to become "financial holding companies" and thereby engage in a broader array of financial activities than previously permitted. Such activities include selling and underwriting insurance (including annuities), underwriting and dealing in securities, and merchant banking. Gramm-Leach also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. In February 2001, the Federal Reserve Bank of Chicago approved our election to become a financial holding company; however, we have no current plans to pursue expanded activities under Gramm-Leach.

Employees

At December 31, 2001, Baylake and its subsidiaries had 286 full-time equivalent employees. Baylake considers the relationship with its employees to be good.

ITEM 2.  PROPERTIES

Baylake does not directly own any real property of any kind. However, the Bank owns twenty-two branches and leases the Company's main office building in Sturgeon Bay, Wisconsin from its subsidiary, the Bank of Sturgeon Bay Building Corporation.

The main office building located in Sturgeon Bay serves as headquarters for Baylake as well as the main banking office of the Bank. The main office also accommodates the expanded business of the Bank, primarily an insurance agency (Baylake Insurance Agency) and financial services. The twenty-five branches owned or leased by the Bank are in good condition and considered adequate for present and near term requirements. In addition, the Bank owns other real property that, when considered in the aggregate, is not material to its financial position.


ITEM 3.  LEGAL PROCEEDINGS

Baylake and its subsidiaries may be involved from time to time in various routine legal proceedings incidental to its business. Neither Baylake nor any of its subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on the results of operations or financial position of Baylake.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.




                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Historically, trading in shares of the Company's Common Stock has been limited. Since mid-1993, Baylake Common Stock has been listed on the OTC Bulletin Board (Trading symbol: bylk.ob), an electronic interdealer quotation system providing real-time quotations on eligible securities. Trading in Baylake Common Stock has been conducted principally by certain brokerage and investment firms with offices in Door County, Wisconsin that have provided price quotations, and have assisted individual holders of Baylake Common Stock who wish to purchase or sell shares. In addition, since May 1993, prices for Baylake Common Stock have generally been reported regularly in The Milwaukee Journal Sentinel based on information provided by a local brokerage firm.

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



                 Calendar period       High         Low           Cash dividends per
                 ---------------       ----         ---           ------------------
                                                                  share
                                                                  -----
2000             1st Quarter           $26.00       $21.50        $0.100
                 2nd Quarter           $23.50       $19.88        $0.100
                 3rd Quarter           $21.00       $18.00        $0.100

                 4th Quarter           $18.25       $14.50        $0.110
2001             1st Quarter           $16.25       $11.00        $0.110
                 2nd Quarter           $15.00       $12.80        $0.110
                 3rd Quarter           $16.25       $13.00        $0.110
                 4th Quarter           $13.75       $12.75        $0.120

Baylake had approximately 1,707 shareholders of record at March 15, 2002.

Dividends on Baylake Common Stock have historically been paid in cash on a quarterly basis in March, June, September and January, and Baylake expects to continue this practice for the immediate future. The holders of Baylake Common Stock are entitled to receive such dividends when and as declared by Baylake's Board of Directors. The ability of Baylake to pay dividends is dependent upon receipt by Baylake of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state chartered banks, generally limit the payment of dividends on bank stock to the bank's undivided profits after all payments of all necessary expenses, provided that the bank's surplus equals or exceeds its capital, as discussed further in Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operation-Capital Resources". In determining the payment of cash dividends, the Board of Directors of Baylake considers the earnings, capital and debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, financial conditions of Baylake and the Bank, and other relevant factors. In addition, under the terms of Baylake's 10.00% Junior Subordinated Debentures due 2031, Baylake would be precluded from paying dividends on the Common Stock if it was in default under the Debentures, if it exercised its right to defer payments of interest on the Debentures, or if certain related defaults occurred. Baylake maintains a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of Baylake Common Stock in lieu of receiving cash dividends. Such shares may be newly issued securities or acquired in the market and will be purchased on behalf of participating shareholders at their then fair market value.



ITEM 6.  SELECTED FINANCIAL DATA

                    Year Ended December 31,

                                  2001       2000       1999         1998       1997
                                  ----       ----       ----         ----       ----
                                      (dollars in thousands, except per share data)
RESULTS OF OPERATIONS:
Interest Income                  $ 59,023   $ 56,036   $ 46,467    $ 38,061   $ 31,577
Interest Expense                   32,053     32,099     23,280      19,148     14,662
                                 --------   --------   --------    --------   --------
Net Interest Income                26,970     23,937     23,187      18,913     16,915
Provision for Loan Losses           2,880        545        850       1,135      1,115
                                 --------   --------   --------    --------   --------
Net interest income after          24,090     23,392     22,337      17,778     15,800
provision for loan losses
Non-interest income:
Gain on sale of loans                 873        240        295         893        678
Loan servicing fees                 1,461        837        875         846        731
Trust fees                            664        517        553         451        491
Service charges on deposit          1,836      1,489      1,369       1,074        844
accounts
Securities gains (losses), net          0          0         (2)          0        292
Other                               1,473      1,603      1,466       1,113      1,032
                                 --------   --------   --------    --------   --------
Total non-interest income           6,307      4,686      4,556       4,377      4,068
Non-interest expense
Salaries and employee benefits     11,923     10,353      9,700       7,772      7,003
Occupancy expense, net              3,235      3,047      2,668       2,192      2,035
Data processing                       986        932        872         699        642

Other non-interest expense               4,379          4,280           4,247           3,213          2,861
Operation of other real estate             248            (22)           (117)             15             30
                                      --------       --------        --------        --------       --------
Total non-interest expense              20,771         18,590          17,370          13,891         12,571
                                      --------       --------        --------        --------       --------
Income before income tax                 9,626          9,488           9,523           8,264          7,297

Income tax provision                     2,091          2,778           2,600           2,247          2,027
                                      --------       --------        --------        --------       --------

Net income                              $7,535         $6,710          $6,923          $6,017         $5,270

PER SHARE DATA: (1)

Net income per share (basic)             $1.01          $0.90           $0.94           $0.82          $0.72
Net income per share (diluted)            0.99           0.87            0.90            0.80           0.71
Cash dividends per common share           0.45           0.41            0.37            0.47           0.40
Book value per share                      7.91           7.14            6.21            6.17           5.71

SELECTED FINANCIAL CONDITION
DATA (AT END OF PERIOD):
Total assets                          $845,791       $772,268        $646,310        $607,438       $450,062
Investment securities (2)              167,100        153,511         145,080         128,046        114,899
Total loans                            607,715        555,831         447,767         408,921        293,438
Total deposits                         669,890        554,005         504,074         495,284        345,976
Short-term borrowings (3)                2,837         79,538           9,231           3,758         20,649
Other borrowings (4)                    90,000         77,700          80,000          53,000         36,000
Notes  payable and  subordinated           158            211             264             392            383
debt
Trust preferred securities              16,100              0               0               0              0
Total shareholders' equity              59,130         53,127          46,210          45,272         41,855
PERFORMANCE RATIOS:
Return on average  assets                 0.93%          0.95%           1.12%           1.21%          1.29%
Return on average total                  13.37%         13.76%          15.07%          13.87%         13.14%
shareholders' equity
Net interest margin (5)                   3.80%          3.86%           4.35%           4.42%          4.77%
Net interest spread (5)                   3.38%          3.34%           3.89%           3.85%          4.12%
Non-interest income to  average           0.78%          0.66%           0.74%           0.88%          1.00%
assets
Non-interest expense to average           2.57%          2.63%           2.82%           2.79%          3.08%
assets
Net overhead ratio (6)                    1.79%          1.97%           2.08%           1.91%          2.08%
Average loan-to-average deposit          95.76%         96.71%          85.54%          86.28%         83.14%
ratio
Average interest-earning assets         109.90%        110.78%         111.14%         113.63%        116.51%
to average interest-bearing
liabilities
ASSET QUALITY RATIOS: (7)(8)
Non-performing  loans  to  total          2.42%          2.34%           2.80%           3.45%          1.58%
loans
Allowance for loan losses to:
Total loans                               1.32%          1.26%           1.70%           2.71%          1.32%
Non-performing loans                     54.47%         53.94%          60.67%          78.33%         83.46%
Net charge-offs to average loans          0.32%          0.23%           0.80%           0.14%          0.05%
Non-performing assets  to                 1.93%          1.80%           1.95%           2.41%          1.03%

total assets
CAPITAL RATIOS: (9)
Shareholders' equity to assets       6.99%   6.88%    7.15%   7.45%    9.30%
Tier 1 risk-based capital           10.10%   7.77%    8.81%   7.97%   11.31%
Total risk-based capital            11.29%   8.92%   10.07%   9.22%   12.52%
Leverage ratio                       8.22%   6.38%    6.79%   6.02%    8.86%
RATIO OF EARNINGS TO FIXED
CHARGES: (10)
Including deposit interest           1.30x   1.30x    1.41x   1.43x    1.50x
Excluding deposit interest           2.27x   2.11x    3.55x   3.44x    5.24x

(1) Earnings and dividends per share are based on the weighted average number of shares outstanding for the period. All per share data has been adjusted to reflect (a) a 2 for 1 stock dividend paid on November 15, 1999 and (b) a 3 for 2 stock dividend paid on May 15, 1998.
(2) Includes securities classified as held-to-maturity and available for sale.
(3) Consists of Federal Home Loan Bank advances, federal funds purchased and collateralized borrowings.
(4) Consists of Federal Home Loan Bank term notes and Company borrowings from unaffiliated correspondent bank.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(7) Non-performing loans consist of non-accrual loans, guaranteed loans 90 days or more past due but still accruing interest and restructured loans.
(8) The increases in non-performing loans culminating with the period ended December 31, 1998 were due, in part, to various troubled loans acquired as a result of the acquisition of Evergreen. For additional information, see in Item 7. "Management's Discussion and Analysis of Financial Condition and Result of Operations-Non-performing Loans, Potential Problem Loans and Other Real Estate."
(9) The capital ratios are presented on a consolidated basis. For information on Baylake and the Bank's regulatory capital requirements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources" and Item 1. "Business-Regulation and Supervision".
(10) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.

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

On October 1, 1998, the Company acquired Evergreen Bank, N.A. and changed its name to Baylake Bank, N.A. ("BLBNA"). The acquisition was accounted for using the purchase method of accounting. Therefore, any consideration paid to M&I could affect future income. See the discussion of this transaction under Item 1. "Business" and Note 13 of Notes to Consolidated Financial Statements for additional details on this transaction.

All per share information has been restated to reflect the 2-for-1 dividend paid on November 1999.

Results of Operations

Earnings Summary

Net income in 2001 was $7.5 million, a 12.3% increase from the $6.7 million earned in 2000. Net income for 2000 showed a 3.1% decrease over the 1999 earnings. Basic operating earnings per share increased $0.11 to $1.01 per share in 2001 compared with $0.90 in 2000, an increase of 12.2%. Basic operating earnings per share in 2000 showed a 4.2% decrease from 1999 results of $0.94 per share. On a diluted earnings per share basis, the Company recorded $0.99 per share in 2001, compared to $0.87 and $0.90 per share in 2000 and 1999, respectively.

Net income for 2001 and 2000 includes amortization expense of $327,000 of goodwill related to the purchase of Four Seasons (holding company of financial institution named "The Bank", acquired by the Company on July 1, 1996) and $159,000 related to the acquisition of BLBNA. This expense reduced after-tax net income in 2001 and 2000 by $486,000 or earnings per share by $0.06. Net income for 1999 reflected amortization expense of $453,000 related to goodwill, thereby reducing after-tax earnings per share by $0.06.

Although affected by a declining interest rate environment and increased competition in 2001, net interest income improved. Net interest income for 2001 improved $3.0 million or 12.7% over 2000 levels. Net interest income for 2000 improved $750,000 or 3.2% over 1999 levels. For 2001, interest income increased by 5.3% while interest expense decreased 0.1%.

Non-interest income during 2001 increased $1.6 million or 34.6% when compared to 2000. The primary factors increasing non-interest income were an increase in gains on sales of loans, an increase in loan servicing fees, an increase in fees for other services to customers and increased fiduciary income offset by a decrease in other income.

Non-interest expense increased $2.2 million during 2001, or 11.7% over 2000 levels. Factors contributing to the increase were increased personnel expenses, occupancy expense, data processing expense, other operating expenses and an increase in operation of other real estate.

For 2001, return on average assets declined to 0.93% compared with 0.95% in 2000 and 1.12% in 1999. This ratio declined as a result of the various factors discussed above combined with an average asset growth rate of 14.4% in 2001.

Return on average stockholders' equity in 2001 showed a decrease to 13.4% compared to 13.8% in 2000 and 15.1% in 1999. The decrease in 2001 compared to 2000 occurred as a result of a higher level of average capital and the factors described above offset to a lesser degree by increased net income.

Cash dividends declared in 2001 increased 9.8% to $0.45 per share compared with $0.41 in 2000. This compares to an increase of 10.8% in dividends declared in 2000 as compared to 1999.

The major components of net income and changes in these components are summarized in Table 1 for years ended December 31, 2001, 2000 and 1999 and are discussed in more detail on the following pages.

TABLE 1:  NET INCOME COMPONENTS

                                    Years ended December 31,

                 2001       2000      2000 to 2001        1999     1999 to 2000
                                      increase                     increase

                                      (dollars in thousands)

Net interest    $26,970   $23,937      12.7%            $23,187      3.2%
Income
Provision for   $ 2,880   $   545     428.4%            $   850    (35.9%)
Loan losses
Noninterest     $ 6,307   $ 4,686      34.6%            $ 4,556      2.9%
Income
Noninterest     $20,771   $18,590      11.7%            $17,370      7.0%
Expense
Income before   $ 9,626   $ 9,488       1.5%            $ 9,523      (.4%)
Income taxes
Income tax      $ 2,091   $ 2,778     (24.7%)           $ 2,600      6.8%
Expense
Net income      $ 7,535   $ 6,710      12.3%            $ 6,923     (3.1%)

Net Interest Income

Net interest income (on a tax equivalent basis) is the Company's principal source of revenue accounting for 81.8% of total income in 2001, as compared to 84.3% in 2000 and in 1999. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to funding sources, principally deposits and borrowings. Interest rate fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest income earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment on tax exempt assets) was $27.0 million, compared to $23.9 million in 2000 and $23.2 million in 1999. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation, using a 34% tax rate) of $1.3 million for 2001, 2000 and 1999, resulted in fully taxable equivalent ("FTE") net interest income of $28.3 million, $25.2 million and $24.5 million, respectively. Net interest income on a tax-equivalent basis reached $28.3 million in 2001, an increase of 12.2% from $25.2 million in 2000. Net interest income on a tax-equivalent basis was $24.5 million in 1999. The improvement in 2001 net interest income of $3.1 million was due in part to an increase in the volume of net average earning assets of $3.5 million. In spite of this, average-earning assets increased 14.0% offset by an increase of 14.9% in average interest-bearing liabilities. The benefit from an increase in earning assets, non-interest bearing deposits and a decrease in the cost on interest paying liabilities were offset, in part, by an increase in interest-bearing liabilities and a decrease in the yield on interest earning assets. As a result, interest income increased 5.3% while interest expense for 2001 decreased 0.2%.

Interest rate spread and net interest margin are terms utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets ("EAs") and the rate paid on interest-bearing liabilities (IBLs") that fund those assets. The net interest margin is expressed as the percentage of tax-equivalent net interest income as a percentage of average EAs. The net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (net free funds), principally composed of demand deposits and stockholders' equity, to fund a portion of EAs. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on an FTE basis. As a result, the level of funds available without interest cost is an important factor affecting the ability to increase net interest margin.

Table 2 provides average balances of EAs and IBLs, the associated income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on an FTE basis for the three years ended December 31, 2001. Tables 3 through 4 present additional information for the discussion of FTE net interest income, interest rate spread, and net interest margin.

As indicated in Tables 2 and 3, increases in volume and changes in the mix of both EAs and IBLs added $3.4 million to FTE net interest income, while changes in the rates resulted in a $362,000 decline, for a net increase of $3.1 million.

Average loans outstanding grew from $505.9 million in 2000 to $588.0 million in 2001, an increase of 16.2%. The increase in loan volume was a significant contributing factor to the increase in interest income. Average loans outstanding increased from $421.5 million in 1999 to $505.9 million in 2000, an increase of 20.0%. The mix of average loans to average total assets increased from 68.3% in 1999 to 71.6% in 2000 and to 72.7% in 2001. The relationship of a higher volume of loans as a percentage of the asset mix has provided a source of higher yielding assets, which has contributed to an increase in net interest income.

The year 2001 saw a slight reduction of the interest rate spread for the Company due to a lower interest rate environment further compressing interest spreads. The interest rate spread decreased 3 basis points in 2001 to 3.34% from 3.37% in 2000, as the average yield on earning assets decreased 73 basis points while the average rate paid on interest-bearing liabilities decreased 70 basis points over the same period. In contrast, interest rate spread decreased 51 basis points in 2000 compared to 1999 results. The decrease in the Company's earning assets yield reflects a decreasing rate environment impacting rates on the variable priced loans for the year 2001. Increased investment interest income, which resulted from an increased investment portfolio, offset by lower yields on the investment portfolio, have contributed to some of the decrease in the yields on interest earning assets. Yields on interest-paying liabilities decreased 71 basis points. A decreased rate environment also affected the funding side of the balance sheet. Decreased interest costs resulted from a lower rate environment offset to a lesser extent by increased competition for retail deposits; increased balances in indexed accounts and additional reliance on wholesale funding. Yields on interest bearing deposits decreased 64 basis points from 5.11% in 2000 to 4.47% in 2001.

Average short-term borrowings decreased $22.4 million as deposit growth from core and non-core funding exceeded loan demand, decreasing reliance on other short-term wholesale funding sources. Short-term borrowings consist of federal funds purchased and overnight borrowings from the Federal Home Loan Bank ("FHLB") of Chicago. These funding sources decreased the percentage of average short-term borrowings as a percentage of average interest-bearing liabilities to 2.4% in 2001 compared to 5.9% in 2000. Yields on these borrowings decreased 121 basis points in 2001 compared to 2000 contributing to an overall decrease in the yields paid on interest-bearing liabilities.

Additional sources of funds consisted of other borrowings. Other borrowings consist of term loans with the FHLB and other term loans taken out by the Company during the year 2001. Other borrowings on average increased $11.0 million to $94.5 million. As a percentage of interest-bearing liabilities, other borrowings decreased to 11.7% from 11.8% in 2000. Yields on these borrowings decreased 135 basis points to 5.26% from 6.61% in 2000.

An additional source of funds generated in 2001 were proceeds from the trust preferred securities offering. These resulted in an average of $14.0 million generated for 2001 at a cost of 10.2%.

The net interest margin for 2001 was 3.79% compared to 3.88% in 2000. The decline in net interest margin was in part related to a decline in the free funds ratio, a decrease in the interest rate spread and an increase in non-accrual loans. The impact from competition as it relates to the commercial loan portfolio and costs related to new product offerings had a negative effect on the change in net interest margin. A declining interest rate environment further compressed the net interest margin for the year 2001. The free funds ratio, or the level of non-interest bearing funds that support earning assets, declined to 16.2% from 16.5% in 2000.

The net interest margin for 2000 was 3.88% compared to 4.35% in 1999 as interest rate spread declined during that period. The decrease in 2000 during a rising interest rate environment occurred primarily as the result of a decrease in non-accrual loans and a decline in the free funds ratio offset to a greater extent by a 51 basis point decrease in the interest rate spread. Increased competition, especially as it relates to the commercial loan portfolio, negatively affected net interest margin.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.5% in 2001 compared with 92.1% in 2000 and 91.5% in 1999. The ratio increased in 2001 as a result of an increase in net free funds offset to a lesser degree by an increase in non-accrual loans.

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

Changes in the levels of market interest rates also affect net income, but are less directly under the control of the Company. Although a stable rate environment has been experienced, management believes that a gradual increase in interest rates will not adversely affect the earning capacity of the Company. Past experience has shown that, although the Company remains in a short-term negative interest rate sensitivity gap, deposits tend not to be repriced as quickly as loans in a rising rate scenario and are repriced more frequently in a falling interest rate environment. More discussion on this subject is referenced in the section titled "Interest Rate Risk"below.


TABLE 2: AVERAGE BALANCES AND INTEREST RATES (INTEREST AND RATES ON A TAX-EQUIVALENT BASIS)

                                                         Year ended December 31,

                                       2001                          2000                           1999
                                       ----                          ----                           ----
                         Average    Interest  Average    Average   Interest    Average   Average   Interest    Average
                         Balance              Rate       Balance               Rate      Balance               Rate
                                                         (dollars in thousands)
ASSETS:
Earning Assets
Loans (1)(2)(3)        $ 587,995                       $ 505,892                         421,541
  Less: non-accruals     (10,613)                         (8,396)                        (10,364)
                       ---------                       ---------                         -------
Net loans                577,382    $ 49,313    8.54%    497,496   $ 46,685    9.38%     411,177   $ 37,586      9.14%
U.S. Treasuries            1,229           8    6.35%      1,164         79    6.79%       1,156         79      6.83%
Agencies                  99,972       6,202    6.20%     94,882      6,127    6.46%      90,249      5,579      6.18%
State and Municipal       53,158       4,051    7.62%     49,363      3,912    7.92%      50,954      3,989      7.83%
obligations (1)
Other Securities           7,671         483    6.30%      6,457        467    7.23%       4,036        265      6.57%
Federal funds sold         5,347         174    3.25%         14          1    7.14%       5,361        245      4.57%
Other money market
instruments                2,963          78    2.63%      1,188         69    5.81%       1,251          5      4.64%
                       ---------    --------    -----  ---------   --------    -----     -------   --------     ------


Total earning assets      $ 747,722    $  60,379     8.08%   $ 650,564    $  57,340     8.81%  $ 564,184    $  47,801      8.47%
                          ---------    ---------             ---------    ---------    ------  ---------    ---------

Allowance for loan           (7,349)                            (7,999)                           (8,924)
Losses
Non-accrual loans            10,613                              8,396                            10,364
Cash and due from            16,288                             14,937                            15,710
Banks
Other assets                 41,162                             40,548                            35,505

Total assets              $ 808,436                          $ 706,446                           616,839



LIABILITIES AND
STOCKHOLDERS'
EQUITY
Interest bearing
liabilities
NOW accounts              $  44,015    $     514     1.17%   $  44,965    $     837     1.86%  $  47,313    $     837      1.77%
Savings accounts            197,993        6,940     3.51%     164,858        7,890     4.79%    141,972        5,325      3.75%
Time deposits               305,012       17,001     5.57%     252,086       14,855     5.89%    246,782       13,379      5.42%
                          ---------    ---------    -----    ---------    ---------   ------   ---------    ---------    ------
Total interest-bearing      547,020       24,455     4.47%     461,909       23,582     5.11%    436,067       19,541      4.48%
Deposits
Short-term borrowings        19,351        1,084     5.60%      41,798        2,847     6.81%     10,812          605      5.60%
Securities sold under         2,403           94     3.91%       2,213          123     5.56%      3,657          163      4.46%
agreement to
repurchase
Other borrowings             94,589        4,975     5.26%      83,269        5,529     6.61%     56,466        2,950      5.22%
Trust preferred              14,031        1,430    10.19%
Long term debt                  159           15     9.43%         211           18     8.53%        265           21      7.92%
                          ---------    ---------    -----    ---------    ---------   ------   ---------    ---------    ------
Total interest-bearing    $ 677,553    $  32,053     4.73%   $ 589,760    $  32,099     5.44%  $ 507,267    $  23,280      4.59%
Liabilities
Demand deposits              67,012                             61,214                            56,755
Accrued expenses and          7,519                              6,718                             6,882
other liabilities
Stockholders' equity         56,352                             48,754                            45,935
                          ---------                          ---------                         ---------
Total liabilities and     $ 808,436                          $ 706,446                         $ 616,839
                          ---------                          ---------                         ---------
stockholders' equity
Net interest income                    $  28,326     3.34%                $  25,241     3.37%               $  24,521      3.88%
And rate spread
Net interest margin                                  3.79%                              3.88%                              4.35%

(1) The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2) Nonaccrual loans and loans held for sale have been included in the average balances.
(3)      Interest income includes net loan fees.


TABLE 3:  RATE/VOLUME ANALYSIS (1)

                       2001 compared to 2000                       2000 compared to 1999
                       Increase (Decrease) due to                  Increase (Decrease) due to
                       Volume        Rate           Net            Volume        Rate           Net

                                                      (dollars in thousands)
Interest income:
Loans (2)              $  7,160      $ (4,532)      $  2,628       $ 7,995       $ 1,104        $ 9,099


U.S. treasuries               1         (2)        (1)         1         (1)         0
Agencies                     81         (6)        75        432        116        548
State and municipal
obligations (2)             142         (3)       139        (54)       (23)       (77)
Other securities             82        (66)        16        167         35        202
Federal funds sold          277       (104)       173       (313)        69       (244)
Other money market
instruments                  75        (66)         9         (3)        14         11
                        -------    -------    -------    -------    -------    -------
Total earning assets    $ 7,817    $(4,778)   $ 3,039    $ 8,225    $ 1,314    $ 9,539
                        =======    =======    =======    =======    =======    =======

Interest expense:
NOW accounts            $   (14)   $  (309)   $  (323)   $   (43)   $    43    $     0
Savings accounts          1,374     (2,324)      (950)       977      1,588      2,565
Time deposits             3,034       (888)     2,146        300      1,176      1,476
Short term borrowings    (1,393)      (370)    (1,763)     1,922        320      2,242
Securities sold               9        (38)       (29)       (72)        32        (40)
under agreement to
repurchase
Other borrowings            651     (1,205)      (554)     1,607        972      2,579
Trust preferred             715        715      1,430
Long term debt               (5)         2         (3)        (4)         1         (3)
                        -------    -------    -------    -------    -------    -------
Total
interest-bearing
liabilities             $ 4,370    $(4,416)   $   (46)   $ 4,687    $ 4,132    $ 8,819
Net interest income     $ 3,447    $  (362)   $ 3,085    $ 3,538    $(2,818)   $   720
                        =======    =======    =======    =======    =======    =======

(1) The change in interest due to both rate and volume has been allocated proportional to the relationship to the dollar amounts of the change in each.

(2) The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 34% for all periods presented.

     TABLE 4:  SELECTED AVERAGE BALANCES

                                                 Percent  2001 as % of     2000 as % of
                              2001         2000  Change   Total Assets     Total Assets
                              ----         ----  -------  ------------     ------------
                                               (dollars in thousands)
ASSETS
Loans, net of
non-accrual loans           $577,382   $497,496     16.1%     71.4%             70.4%
Investment securities
  Taxable                    108,872    102,503      6.2%     13.5              14.5
  Tax-exempt                  53,158     49,363      7.7%      6.6               7.0
Short-term investments         8,310      1,202       NM       1.0               0.2
                            --------   --------     ----   -------             -----
  Total earning assets       747,722    650,564     14.9%     92.5              92.1
Other assets                  60,714     55,882      8.6%      7.5               7.9
                            --------   --------     ----   -------             -----
  Total assets              $808,436   $706,446     14.4%    100.0%            100.0%
                            ========   ========            =======             =====

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing deposits   $547,020   $461,909     18.4%     67.7%             65.4%
Short-term borrowings        116,343    127,640     (8.9%)    14.4              18.1
Trust preferred               14,031          0       NM       1.7               0.0
Long-term debt                   159        211    (24.6%)     0.0               0.0
  Total interest-bearing     677,553    589,760     14.9%     83.8              83.5
  Liabilities
Demand deposits               67,012     61,214      9.5%      8.3               8.7
Accrued expenses               7,519      6,718     11.9%      0.9               1.0
Stockholders' equity          56,352     48,754     15.6%      7.0               6.9
                            --------   --------     ----     -----             -----
Total liabilities and
Stockholders' equity        $808,436   $706,446     14.4%    100.0%            100.0%
                            ========   ========     ====     =====             =====



TABLE 5:  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    For the years
                             2001        2000         1999         1998          1997
                             ----        ----         ----         ----          ----
                                            (dollars in thousands)
ASSETS
Cash and due from banks   $  16,896    $  15,142    $  15,978    $  11,917    $  10,162
Investment securities
U.S. Treasuries               1,173        1,164        1,156        2,102        2,691
Agencies                     98,040       96,757       89,893       67,824       58,687
State and municipal
obligations                  52,082       50,263       50,954       44,614       32,858
Other securities             10,026        7,440        5,019        5,629        4,475
Market adjustment on
AFS securities                3,064       (2,775)         386        2,298          927
                          ---------    ---------    ---------    ---------    ---------
  Total investments       $ 164,385    $ 152,849    $ 147,378    $ 122,467    $  99,638
                          ---------    ---------    ---------    ---------    ---------
Federal funds sold            5,347           14        5,361        6,657           17
Loans, net of
unearned income             587,995      505,892      421,541      333,484      276,639

Reserve for loan losses      (7,349)      (7,999)      (8,924)      (5,833)      (3,203)
                          ---------    ---------    ---------    ---------    ---------
  Net loans                 580,646      497,893      412,617      327,651      273,436
Bank premises and            21,033       20,128       16,795       14,434       12,521
equipment
Other real estate owned       1,501          562          287           93           38
Other assets                 18,628       19,858       18,423       14,139       12,441
                          ---------    ---------    ---------    ---------    ---------
Total assets              $ 808,436    $ 706,446    $ 616,839    $ 497,358    $ 408,253
                          =========    =========    =========    =========    =========

LIABILITIES AND
STOCKHOLDER'S EQUITY
Demand deposits           $  67,012    $  61,214    $  56,755    $  46,586    $  41,521
NOW accounts                 44,015       44,965       47,313       41,734       38,898
Savings deposits            197,993      164,858      141,972      109,778       88,544
Time deposits               305,012      252,086      246,782      188,412      163,755
                          ---------    ---------    ---------    ---------    ---------
  Total deposits          $ 614,032    $ 523,123    $ 492,822    $ 386,510    $ 332,718
Short term borrowings     $  19,351    $  41,798    $  10,812    $  15,106    $  27,701
Securities sold under         2,403        2,213        3,657        3,637        1,800
agreement to repurchase
Other borrowings             94,589       83,629       56,466       42,099         --
Long term debt                  159          211          265          387          377
Trust preferred              14,031         --           --           --           --
securities
Other liabilities             7,519        6,718        6,882        6,247        5,562
                          ---------    ---------    ---------    ---------    ---------
  Total liabilities       $ 752,084    $ 657,692    $ 570,904    $ 453,986    $ 368,158
Common stock              $  37,456    $  37,333    $  20,996    $  18,475    $  12,302
Additional paid in            7,625        7,125        6,560        8,718        6,038
capital
Retained earnings             9,902        7,234       18,743       15,305       21,347
Net unrealized gains          1,994       (2,313)         261        1,496          609
(losses) on AFS
securities
Treasury stock                 (625)        (625)        (625)        (622)        (201)
                          ---------    ---------    ---------    ---------    ---------
  Total equity            $  56,352    $  48,754    $  45,935    $  43,372    $  40,095
                          ---------    ---------    ---------    ---------    ---------
Total liabilities and
stockholders' equity      $ 808,436    $ 706,446    $ 616,839    $ 497,358    $ 408,253
                          =========    =========    =========    =========    =========


Provision for Loan Losses

The provision for loan losses ("PFLL") is the periodic cost, not less than quarterly, of providing an allowance for anticipated future loan losses. In any accounting period, the PFLL is based on a function of the methodology used and management's evaluation of the loan portfolio, especially nonperforming and other potential problem loans, taking into consideration many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's evaluation of loan quality, general economic factors and collateral values.

The PFLL in 2001 at $2.9 million compares to a PFLL of $545,000 for 2000 and $850,000 for 1999. Net charge-offs in 2001 were $1.9 million compared with net charge-offs of $1.2 million in 2000 and $3.4 million in 1999. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.32% in 2001 compared with 0.23% in 2000 and 0.80% in 1999. Management believes that the current provision conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Loan Losses" below.

Non-Interest Income

Total non-interest income for 2001, excluding securities transactions, was $6.3 million, a $1.6 million increase from 2000, or 34.6%. In 2000, total non-interest income was $130,000 more than 1999, a 2.9% increase. Trust service fees, loan servicing fees, gains from sales of loans and service charges continue to be the primary components of non-interest income as evidenced in Table 6.


TABLE 6:  NONINTEREST INCOME

                                     Years ended December 31,                % Change from prior year
                             ------------------------------------------------------------------------
                             2001             2000            1999            2001            2000
                             ----             ----            ----            ----            ----
                                                        (dollars in thousands)
Trust service fees           $   664         $   517        $    553          28.4%            (6.5%)
Loan servicing income        $ 1,461         $   837        $    875          74.6%            (4.3%)
Service charges on           $ 1,836         $ 1,489        $  1,369          23.3%             8.8%
Deposit accounts
Other fee income             $   608         $   564        $    521           7.8%             8.3%
Financial service income     $   300         $   459        $    393         (34.6%)           16.8%
Gains from sale of loans     $   873         $   240        $    295         263.8%           (18.6%)
Other                        $   565         $   580        $    550          (2.6%)            5.5%
                             -------         -------        --------        -------           -----
Total noninterest income     $ 6,307         $ 4,686        $  4,556          34.6%             2.9%
                             =======         =======        ========        =======           ======



Trust fees increased $147,000 or 28.4% to $664,000 in 2001 compared to 2000, primarily as a result of an increase in trust estate business and by an increase in additional assets under management. This compared to a decrease of $36,000 or 6.5% in 2000 compared to 1999, primarily the result of reduced trust estate business.

Loan servicing fees increased $624,000, or 74.6%, to $1.5 million in 2001. This followed a decrease of $38,000, or 4.3%, to $837,000 in 2000. The increase in 2001 occurred as a result of increased servicing income due to an increase in the portfolio of mortgage loan business sold in the secondary market and an increase in the commercial loan business sold in the secondary market and serviced by the Company, primarily the result of a falling interest rate environment in 2001 compared to 2000.

Gains on sales on loans in the secondary market increased $633,000, or 263.8%, to $873,000 in 2001 primarily as a result of increased gains from sales of mortgage loans. Premiums increased in the secondary market for mortgage loans contributing to an increase in $534,000 in gains from the sale of mortgage loans. In addition, gains from commercial loans increased $99,000 in 2001. An increase in mortgage loan business sold during 2001 amounted to $78.7 million of loans sold compared to $17.1 million of mortgage loans sold in 2000. Total loans sold during 2001 were $86.5 million compared to $23.6 million in 2000.

Service charges on deposit accounts showed an increase of $347,000, or 23.3%, over 2000 results accounting for the improvement in fee income generated for other services provided to customers. In addition, a lower rate environment reduced earnings credits on transaction accounts providing for additional fee income.

Other income decreased $15,000, or 2.6%, to $565,000 in 2001. Undistributed income from United Financial Services, Inc., the Bank's data servicing subsidiary increased $44,000 as a result of increased earnings to $295,000, from the data processing subsidiary.

Non-Interest Expense

Non-interest expense in 2001 increased to $20.8 million, a $2.2 million, or 11.7% increase compared to 2000 results, primarily as a result of increased personnel, equipment, data processing, and other operating expense. This followed a $1.2 million or 7.0% increase in 2000 as compared to 1999. Primary categories impacting the change between 2001 and 2000 are noted in Table 7 below.


TABLE 7:  NONINTEREST EXPENSE

                                          Years ended December 31,                  % Change from prior year
                                -------------------------------------------------------------------------------
                                                              (dollars in thousands)
                                -------------------------------------------------------------------------------
                                     2001             2000              1999             2001            2000
                                     ----             ----              ----             ----            ----
Personnel                         $ 11,923         $ 10,353          $  9,700            15.2%           6.7%
Occupancy                         $  1,834         $  1,643          $  1,430            11.6%          14.9%
Equipment                         $  1,401         $  1,404          $  1,238            (0.2%)         13.4%
Data processing                   $    893         $    844          $    797             5.8%           5.9%
Business development              $    594         $    628          $    493            (5.4%)         27.4%
and advertising
Stationery and supplies           $    482         $    536          $    442           (10.1%)         21.3%
Director fees                     $    285         $    262          $    247             8.8%           6.1%
FDIC insurance                    $    110         $    140          $    181           (21.4%)        (22.7%)
Goodwill amortization             $    486         $    486          $    453             0.0%           7.3%
Legal and professional            $    256         $    199          $    373            28.6%         (46.6%)
Operation of other real           $    248         $    (22)         $   (117)            NM           (81.2%)
Estate
Other                             $  2,259         $  2,117          $  2,133             6.7%          (0.8%)
                                  --------         --------          --------          ------         -------
Total noninterest expense           20,771         $ 18,590          $ 17,370            11.7%           7.0%
                                  ========         ========          ========          ======           ====


Salaries and employee benefits expense is the largest component of non-interest expense and totaled $11.9 million in 2001, an increase of $1.6 million, or 15.2%, as compared to 2000 results. The increase in 2001 primarily resulted from staffing increases, bonus expense, increased benefit costs, and normal salary increases. Salary and employee benefits expense in 2000 totaled $10.4 million, an increase of $653,000, or 6.7%, as compared to 1999 results. The 1999 increase resulted primarily from staffing increases, increased benefit costs, and normal salary increases.

Bonus expense in 2001 was $405,000 compared to $134,000 in 2000. The increase occurred as a result of bonus expense arising from the Company's Pay-for-Performance Program in 2001. This program is designed to reward various divisions upon achievement of certain goals related to improvement in income and on return on equity. The Company did achieve its return on equity goals and, accordingly, a bonus payment was made.

The Company's 401(k) profit sharing plan, including a money purchase plan initiated in 1999, covering all employees who qualify as to age and length of service increased to $713,000, an increase of $87,000, or 13.9%, over 2000 levels. Expenses in the same category in 2000 were up $54,000, or 9.4%, over 1999 levels.

The number of full-time equivalent employees increased to 286 in 2001 from 272 in 2000, an increase of 5.1%. Employee levels in 2000 increased to 272 from 252 in 1999, an increase of 7.9%. The increases occurred primarily at the Company's Green Bay locations with emphasis on additional personnel for sales and calling programs. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue to occur in future years.

Net occupancy expense for 2001 showed an increase of $191,000, or 11.6%, as compared to 2000 for a total of $1.8 million. Additional depreciation expense, real estate tax expense, and other occupancy costs resulted in 2001. This increase followed an increase of $213,000, or 14.9%, in 2000. Additions of two facilities in the Green Bay region plus two additional branches built on existing sites accounted for the balance of the increase in occupancy expense for 2000.

Equipment expense was flat for 2001 decreasing $3,000, or 0.2%, compared to 2000. This followed an increase of $166,000, or 13.4%, in 2000. The increase in 2000 resulted from depreciation expense from past capital expenditures for equipment that were made to enhance the Company's technological capabilities. The addition of branches in 2000 also accounted for an increase in equipment expense in 2000.

Data processing expense in 2001 increased $49,000, or 5.8%, due to an increase in the volume of transaction activity processed and technology enhancements. This followed an increase of $47,000, or 5.9%, in 2000 compared to 1999. Management estimates that data processing expense should show minimal increases in the next several years with adjustments related only to any volume increases incurred by the Company.

Business development and advertising expense in 2001 decreased $34,000, or 5.4% compared to 2000. This compared to an increase of $135,000, or 27.4% in 2000 compared to 1999 as television advertising production costs accounted for much of the increase.

Supplies expense shows a decrease of $54,000, or 10.1%, in 2001 as compared to 2000. This compared to an increase of $94,000, or 21.3% in 2000 compared to 1999. This increase occurred as a result of additional branches coming online during the year 2000.

Payments to regulatory agencies decreased $30,000 to $110,000 for 2001 reflecting the net rate reduction in deposit insurance effective for 2001 on a higher deposit base for the year. For 2000, payments to regulatory agencies decreased $41,000 to $140,000 when compared to 1999. For the Bank, these charges related to a debt service assessment related to Financing Corporation ("FICO") for 2000 and a Federal Deposit Insurance Corporation ("FDIC") assessment for the first quarter of 2000. As a result of a change in rating assigned of 2A, rating for adequately capitalized institutions, the Bank experienced higher assessment costs for the last quarter of 1999 and first quarter of 2000. The higher assessment occurred as a result of the "Total Risk-Based Capital Ratio" decreasing to a level below 10%. Prior to the merger of the Bank and BLBNA, BLBNA had been assigned a risk classification rating of 3B, rating assigned to troubled and critically under capitalized institutions, therefore in addition to a FICO assessment, BLBNA also received a FDIC assessment for its Bank Insurance Fund. The Bank's risk classification changed to 1A, rating assigned to well-capitalized institutions, on May 31, 2000, thereby enabling Bank to reduce FDIC premiums accordingly for the remainder of 2000. For additional information regarding the Company's capital adequacy, see "Capital Resources" below.

Legal and professional expense for 2001 increased $57,000 or 28.6% as various costs were incurred as a result of legal and collection actions that occurred during the year. Legal expenses decreased $174,000 during 2000, primarily the result of the completion of various legal actions stemming from the operations of the former BLBNA.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). As a result, the Company has shown varied results. Other real estate owned showed net expense of $248,000 in 2001 as a result of various gains taken on property sales. Gains of $23,000 were taken from lot sales of Idlewild Valley, Inc., a former subsidiary of the Bank whose value was written off in 1988. In addition, gains of $177,000 from eight commercial property sales and $9,000 from five residential property sales were realized in 2001. These were offset by losses of $22,000 from the sale of two commercial properties and two residential properties. Various operating expenses, net of income, of other real estate totaling $435,000 occurred in 2001. Other real estate owned expenses resulted in net income of $22,000 in 2000. Gains of $73,000 were realized from lot sales of Idlewild Valley, Inc., in 2000. In addition, gains of $110,000 from three commercial property sales and $72,000 from seven residential property sales were realized in 2000. These were offset by losses of $2,000 from the sale of one commercial property and two residential properties. Various operating expenses, net of income, of other real estate totaling $231,000 occurred in 2000.

Amortization of goodwill related to the Four Seasons acquisition and BLBNA acquisition were unchanged for 2001 as compared to 2000. Amortization expense of $327,000 for Four Seasons and $159,000 for BLBNA were recorded for each of those years. Amortization of goodwill in 1999 was $453,000 which amounted to $327,000 for Four Seasons and $126,000 for BLBNA.

Other operating expenses in 2001 increased $142,000 or 6.7%, primarily the result of an increase of $108,000 related to other outside service expense, such as consulting fees and payroll service expenses. Other operating expenses in 2000 decreased $16,000 or 0.8% compared to 1999.

The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 1.79% for 2001 compared to 1.97% for 2000 and 2.08% for 1999.

Income Taxes

Income tax expense for the Company in 2001 was $2.1 million, a decrease of $687,000 or 24.7% compared to 2000. The major part of the decrease was attributable to $516,000 of net federal tax refunds booked based on an IRS audit of BLBNA completed in December 2001. This amount was net of $151,000 of tax assessed and $340,000 of refund claims not booked pending IRS approval. This followed an increase of $178,000 or 6.8% in 2000 compared to 1999. The higher tax expense in 2000 reflected the Company's increase in before tax earnings offset by an increase in tax-exempt interest income.

The Company's effective tax rate, income tax expense divided by income before taxes, was 21.7% in 2001 compared with 29.3% in 2000 and 27.3% in 1999. Of the 21.7% effective tax rate for 2001, the federal effective tax rate was 20.5% while the Wisconsin State effective tax rate was 1.2%.

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

Balance Sheet Analysis

Loans

Total loans outstanding grew to $605.3 million at December 31, 2001, a 9.0% increase from the end of 2000. This follows a 24.2% increase at December 31, 2000 over 1999 year end.

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

Commercial loans and commercial real estate loans (including construction loans) totaled $445.0 million at year end 2001 and comprised 73.5% of the loan portfolio compared with 68.0% of the portfolio at the end of 2000. Loans in these classifications grew $67.6 million or 17.9% during 2001. Loans of this type are in a broad range of industries. The credit risk related to these type of loans is greatly influenced by general economic conditions and the resulting impact on the borrower's operations.

Table 8 reflects composition (mix) of the loan portfolio at December 31:

TABLE 8:  LOAN COMPOSITION

                                                                         (dollars in thousands)
                                    2001                            2000                            1999
                                    ----                            ----                            ----
                                   Amount           % of Total     Amount         % of Total       Amount         % of Total

Amount of loans by type
Real estate-
mortgage
  Commercial                      $288,385            47.6%       $251,971            45.4%       $201,301            45.0%
  1-4 Family residential
    First liens                     96,626            16.0         109,173            19.7          95,255            21.3%
    Junior liens                    24,748             4.1          26,513             4.8          23,811             5.3%
    Home equity                     22,374             3.7          24,464             4.4          18,963             4.3%
Commercial, financial               88,649            14.6          83,897            15.1          66,159            14.8%
and  agricultural
Real estate-construction            67,939            11.2          41,524             7.5          26,535             5.9%
Installment
Credit cards and related             2,145             0.4           2,140             0.4           1,810             0.4%
Plans
Other                               14,745             2.4          15,785             2.8          13,636             3.1%
Less:  deferred fees, net              324             0.1             360             0.1             451             0.1%
 of costs
Total loans (net of               $605,287           100.0%       $555,107           100.0%       $447,019           100.0%
unearned income)                  ========                        ========                        ========




                                    1998                           1997
                                    ----                           ----
                                   Amount         % of Total      Amount         % of Total
Amount of loans by type
Real estate-
mortgage
  Commercial                      $178,846            43.9%       $118,103            40.2%
  1-4 Family residential
    First liens                    101,391            24.9          67,270            22.9
    Junior liens                    17,122             4.2          16,571             5.7
    Home equity                     18,051             4.4          16,714             5.7
Commercial,financial                67,550            16.6          47,078            16.1
 and agricultural
Real estate-construction             9,553             2.3          14,760             5.0
Installment
Credit cards and related             1,809             0.4           1,790             0.6
 Plans
Other                               14,105             3.5          11,690             4.0
Less:  deferred fees, net              779             0.2             538             0.2
 of costs
Total loans (net of               $407,648           100.0%       $293,438           100.0%
 unearned income)                 ========                        ========


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

The Company's loan portfolio is diversified by types of borrowers and industry groups within the market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. The Company has identified certain industry groups within its market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2001, there existed one industry group concentration in the Company's loans that exceeded 10% of total loans. Loans related to the lodging industry amounted to $62.4 million or 10.3% of total loans at year end December 31, 2001.

Although management does not believe significant industry group loan concentrations exist in the Company's loan portfolio, it is aware that its market area is heavily reliant on seasonal tourism. As a result, a decrease in tourism could adversely affect one or more industry groups in the Company's loan portfolio, which could have a corresponding adverse effect on the Company's earnings.

At the end of 2001, residential real estate mortgage loans totaled $143.7 million and comprised 23.8% of the loan portfolio. These loans decreased $16.4 million or 10.2% during 2001. A lower interest rate environment provided opportunities for the Company to refinance existing mortgage loans into fixed rates and sell them into the secondary market. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas served by the Company. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80%. Private mortgage insurance may be required when the loan to value exceeds these limits. Residential real estate loans are written normally with a one or three year adjustment rate feature.

In 1997, the Company offered adjustable indexed interest rate mortgage loans based upon market demands. At year end 2001, those loans totaled $43.8 million dollars. Adjustable indexed interest rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, plus an additional mark-up of 2.75% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

Adjustable indexed interest rate mortgage loans have an initial period, ranging from one or three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate. The Company also participates in a secondary fixed rate mortgage program under the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. These loans are sold in the secondary market and the Company retains servicing rights. At December 31, 2001, these loans totaled $51.1 million.

Additionally in the last quarter of 1997, the Company began to offer fixed rate mortgages through participation in secondary fixed rate mortgage programs under private investors. These loans are sold in the secondary market with servicing rights sold retained by buyer. In 2001, the Company sold $78.7 million mortgage loans through the secondary programs.

TABLE 9:  LOAN MATURITY AND INTEREST RATE SENSITIVITY (1)

                                                         Maturity (2)
---------------------------------------------------------------------------------------
 December 31, 2001       Within 1 Year    1-5 Years       After 5 Years        Total
---------------------------------------------------------------------------------------
                                                     (dollars in thousands)
Loans secured
primarily by real estate:
Secured by 1 to 4          $ 33,907         $ 54,049         $ 55,792         $143,748
family residential
properties
Construction                 37,525           29,333            1,081           67,939
Other real estate            76,399          154,358           57,628          288,385
Loans to farmers              2,015            5,273              626            7,914
Commercial and               18,745           26,032           34,713           79,490
industrial
Loans to consumers            5,535           10,952              403           16,890
All other loans                 607              638               --            1,245
                           --------         --------         --------         --------
Total                      $174,733         $280,635         $150,243         $605,611

--------------------------------------------------------------------------------------
                                                          Interest sensitivity
--------------------------------------------------------------------------------------

                                             Fixed rate        Variable rate
                                           -------------      ---------------
Due after one year                            $213,052             $217,826
                                           -----------         ------------

Installment loans to individuals totaled $16.9 million, or 2.8%, of the total loan portfolio at December 31, 2001 compared to $17.9 million, or 3.2%, at end of 2000. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas served by the Company. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, adequate allowance for loan losses, and conservative non-accrual and charge-off policies.


Risk Management and the Allowance for Loan Losses

The loan portfolio is the Company's primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance or reserve for possible credit losses through periodic charges to earnings. These charges are shown in the Company's consolidated income statement as provision for loan losses. See "Provision for Loan Losses" above. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and an ongoing review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance.

Management reviews the adequacy of the Allowance for Loan Losses ("allowance" or "ALL") on a quarterly basis to determine whether, in management's estimate, the allowance is adequate to provide for possible losses inherent in the loan portfolio as of the balance sheet date. Management's evaluation of the adequacy of the ALL is based primarily on management's periodic assessment and grading of the loan portfolio as described below. Additional factors considered by management include the consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect credit losses.

Loans are initially graded when originated. They are re-graded as they are renewed, when there is a loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. The loan review, or, grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans that management determines have a higher than average risk for default, with workout and/or legal action probable within one year. These loans are reported at least quarterly to the directors' loan committee and reviewed at the officers' loan committee for action to be taken. Watch list loans are those loans considered as having weakness detected in either character, capacity to repay or balance sheet concerns and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

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

As Table 10 indicates, the ALL at December 31, 2001 was $8.0 million compared with $7.0 million at the end of 2000. Loans increased 9.0% from December 31, 2000 to December 31, 2001, while the allowance as a percent of total loans increased due to increased loan loss provision for the year 2001 offset by net charge-offs for the year. The December 31, 2001 ratio of ALL to outstanding loans was 1.32% compared with 1.26% at December 31, 2000. Based on management's analysis of the loan portfolio risk at December 31, 2001, a provision expense of $2.9 million was recorded for the year ended December 31, 2001, an increase of $2.3 million compared to the same period in 2000. Net loan charge-offs of $1.9 million occurred in 2001, and the ratio of net charge-offs to average loans for the period ended December 31, 2001 was 0.32% compared to 0.23% at December 31, 2000. Real estate-mortgage charge-offs represented 65.5% of the total net charge-offs for the year 2001. Commercial mortgage loan charge-offs accounted for $1.0 million of the mortgage total and residential mortgage loan charge-offs totaled $246,000. Commercial loans accounted for $555,000 or 29.3% of the total net charge-offs for the year 2001. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

TABLE 10.  LOAN LOSS EXPERIENCE

                                                                          Years Ended December 31,
                                                       2001         2000          1999            1998             1997
                                                       ----         ----          ----            ----             ----
                                                                           (dollars in thousands)
Daily average amount of loans                      $ 587,995      $ 505,892      $ 421,541       $ 333,484      $ 276,639
                                                   ---------      ---------      ---------       ---------      ---------
Loans, end of period                               $ 605,287      $ 555,107      $ 447,019       $ 407,648      $ 293,438
                                                   ---------      ---------      ---------       ---------      ---------
ALL, at beginning of year                          $   7,006      $   7,611      $  11,035       $   3,881      $   2,893
Loans charged off:
  Real estate-mortgage                                 1,573          1,584            991             355              1
  Real estate-construction                                --             --             40              --             --
  Loans to farmers                                        --             24             35              --             --
  Commercial/industrial loans                            983            343          4,097             376            199
  Consumer loans                                         173            123            199             114            121
  Lease financing/other loans                             --             --             --              --             --
                                                   ---------      ---------      ---------       ---------      ---------
Total loans charged off                            $   2,729      $   2,074      $   5,362       $     845      $     321

Recoveries of loans previously charged off:
  Real estate-mortgage                                   332            290            508             148              1
  Real estate-construction                                --              2             --              --             --
  Loans to farmers                                        --             11             --              --             --
  Commercial/industrial loans                            428            557          1,433             186            151
  Consumer loans                                          75             64             47              43             42
  Lease financing/other loans                             --             --             --              --             --
                                                   ---------      ---------      ---------       ---------      ---------
Total loans charged off                                  835            924          1,988             377            194
                                                   ---------      ---------      ---------       ---------      ---------
Net loans charged off ("NCOs")                         1,894          1,150          3,374             468            127
                                                   ---------      ---------      ---------       ---------      ---------
Additions to allowance for loan losses charged     $   2,880      $     545      $     850       $   1,135      $   1,115
to operating expense
Allowance to related assets acquired                      --             --           (900)          6,487             --
ALL, at end of year                                $   7,992      $   7,006      $   7,611       $  11,035      $   3,881
Ratio of NCOs during period to average loans            0.32%          0.23%          0.80%           0.14%          0.05%
Outstanding
Ratio of ALL to NCOs                                     4.2            6.1            2.3            23.6           30.6
Ratio of ALL to total loans end of period               1.32%          1.26%          1.70%           2.71%          1.32%


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

Table 11 shows the amount of the ALL allocated for the time periods indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. Management continues to target and maintain the ALL equal to the allocation methodology plus an unallocated portion, as determined by economic conditions on the Company's borrowers. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance allocated to them than do loans that have less risk.

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


TABLE 11:  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES



                                                                      As of December 31,
                              -------------------------------------------------------------------------------
                                  2001             2000             1999             1998             1997
                                  ----             ----             ----             ----             ----
                                                             (dollars in thousands)

Commercial, financial           $   972          $ 1,073          $   814          $ 1,025          $   800
& agricultural
Commercial real estate            4,158            2,993            2,605            4,925            1,125
Real estate
  Construction                      503              302               29               50               50
  Residential                     1,078            1,395            2,484            3,350              745
  Home equity lines                 178              148               84              150               25
Consumer                            162              140              145              325              270
Credit card                          93               68               42               75               75
Loan commitments                    144              135              130               --               --
Not specifically                    704              752            1,278            1,135              791
Allocated                       -------          -------          -------          -------          -------
Total allowance                 $ 7,992          $ 7,006          $ 7,611          $11,035          $ 3,881



While there exists probable asset quality problems in the loan portfolio, including loans acquired in the BLBNA purchase, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at December 31, 2001. In the time period subsequent to the purchase of BLBNA, management has undergone extensive efforts to identify and evaluate problem loans stemming from the BLBNA acquisition. As part of their examination of the Company since the BLBNA acquisition, various regulatory agencies have also performed a review of these loans. Although no assurance can be given, management feels that the majority of problem loans associated with BLBNA have been identified. Ongoing efforts are being made to collect these loans, and the

Company involves the legal process when it believes it necessary to minimize the risk of further deterioration of these loans for full collection.

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

Non-performing loans remain a leading indicator of future loan loss potential. Non-performing loans are defined as non-accrual loans, guaranteed loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.

Restructuring loans involve the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes.

TABLE 12:  NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

                                                                            Years Ended December 31,
                                                  2001          2000          1999           1998         1997
                                                  ----          ----          ----           ----         ----
                                                                             (dollars in thousands)

Nonaccrual loans                                 $ 9,929       $ 8,479       $ 8,086       $11,060       $ 1,720
Accruing loans past due 90 days or more               --            --            --            --            --
Restructured loans                                 4,744         4,510         4,458         3,028         2,930
                                                 -------       -------       -------       -------       -------
Total non-performing loans (NPLs)                $14,673       $12,989       $12,544       $14,088       $ 4,650
                                                 =======       =======       =======       =======       =======
Other real estate owned                            1,673           877            71           566           229
                                                 -------       -------       -------       -------       -------
Total non-performing assets (NPAs)               $16,346       $13,866       $12,615       $14,654       $ 4,879
                                                 =======       =======       =======       =======       =======

Ratios:
NPL's to total loans                                2.42%         2.34%         2.81%         3.46%         1.58%
NPA's to total assets                               1.93%         1.80%         1.95%         2.41%         1.08%
ALL to NPL's                                       54.47%        53.94%        60.67%        78.33%        83.46%


Non-performing loans at December 31, 2001 were $14.7 million compared to $13.0 million at December 31, 2000. Non-accrual loans represented $9.9 million of the total of non-performing loans, of which $2.5 million was acquired with the BLBNA acquisition. Real estate non-accrual loans account for $8.8 million of the total, of which $3.0 million was residential real estate and $5.3 million was commercial real estate, while commercial and industrial non-accruals account for $1.0 million. In the first quarter of 2002, $2.2 million of the commercial real estate loans were deeded over to the Bank, and a subsidiary in the name of Arborview LLC ("Arborview") was formed for purposes of operating a community based residential facility ("CBRF"). Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these non-accrual loans. Troubled debt restructured loans represent $4.7 million of non-performing loans at December 31, 2001 and $4.5 million at December 31, 2000. Approximately $2.8 million of this total consists of two commercial real estate credits granted various concessions and have experienced past cash flow problems. These credits were current at December 31, 2001. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result the ratio of non-performing loans to total loans at the end of 2001 was 2.4% compared to 2.3% at end of year 2000. The Company's ALL was 54.5% of total non-performing loans at December 31, 2001 compared to 53.9% at end of year 2000.

The following table shows, for those loans accounted for on a non-accrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13:  FOREGONE LOAN INTEREST

                                                                       Years ended December 31,
                                                      ------------------------------------------
                                                         2001            2000            1999
                                                         ----            ----            ----
                                                                       (dollars in thousands)

Interest income in accordance with original terms     $  1,212        $  1,065         $   929
Interest income recognized                                (346)           (460)           (442)
                                                      --------        --------         -------
Reduction in interest income                          $    866        $    605         $   487
                                                      ========        ========         =======



Potential problem loans are performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these nonperforming loans. At December 31, 2001, potential problem loans amounted to a total of $10.5 million compared to a total of $8.7 million at end of 2000. $6.3 million of the problem loans stem from two commercial credits experiencing cash flow concerns. $5.4 million of those loans went to non-accrual status during the first quarter of 2002. Various commercial loans totaling $3.5 million, mortgage loans totaling $675,000 and consumer loans totaling $30,000 make up the balance of the total potential problem loans. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Except as noted above, management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of twelve properties totaling $1.7 million at end of year 2001. This compared to eight properties totaling $877,000 at end of year 2000. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Net cost of operation of other real estate for 2001, 2000, and 1999 consists of the following and are shown in Table 14:

TABLE 14:  OTHER REAL ESTATE OPERATION SUMMARY

                                                  2001           2000              1999
                                                  ----           ----              ----
                                                                 (dollars in thousands)
Loss on disposition of properties and              $ 475         $ 254             $ 219
 other costs
Gains on disposition of properties                 $ 227         $ 276             $ 336
                                                   -----         -----             -----
 and expense recoveries

Net (gains) losses                                 $ 248         $ (22)            $(117)
                                                   =====         ======            =====




Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

TABLE 15:  INVESTMENT SECURITIES PORTFOLIO

                                                     2001              2000               1999
                                                     ----              ----               ----
                                                                      (dollars in thousands)
Investment Securities Held to Maturity
(HTM):
Obligations of states and political                $ 22,205          $ 18,422          $ 19,380
                                                   --------          --------          --------
Subdivisions
  Total amortized cost and carrying value          $ 22,205          $ 18,422          $ 19,380
                                                   ========          ========          ========
  Total fair value                                 $ 22,398          $ 18,503          $ 19,259
                                                   ========          ========          ========

Investment Securities Available for Sale
AFS):
U.S. Treasury and other agency                     $ 21,505          $ 32,252          $ 22,851
Securities
Obligations of states and political                  32,639            33,067            32,413
Subdivisions
Mortgage-backed securities                           73,183            67,629            71,876
Other                                                14,303             1,311             1,674
                                                   --------          --------          --------
  Total amortized cost                             $141,630          $134,259          $128,814
                                                   ========          ========          ========
  Total fair value and carrying value              $144,895          $135,089          $125,700
                                                   ========          ========          ========

Total Investment Securities:
  Total amortized cost                             $163,835          $152,681          $148,194
  Total fair value                                 $167,293          $153,592          $144,959
  Total carrying value                             $167,100          $153,511          $145,080


Investment securities are classified as held to maturity or available for sale. The Company determined at year end 2001 that all of its taxable securities, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 2001 were to be classified as available for sale. In addition, the Company determined that its non-taxable local municipals were classified as available for sale. In the case of the Company's non-taxable securities and municipal bond investments purchased prior to 1996, they were determined to be held to maturity. This determination was made because the Company wanted to retain the municipal bond issues due to their higher after-tax yields, and local non-taxable issues due to their lessened marketability. Held to maturity securities are those securities the Company has both the intent and ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. At December 31, 2001, securities held to maturity had an aggregate market value of approximately $22.4 million compared with amortized cost of $22.2 million.

Investment securities classified as available for sale are those securities which the Company has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Company has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale at December 31, 2001 and 2000 are carried at market value. Adjustments up or down to market value at December 31, 2001 and 2000 are recorded as a separate component of equity, net of tax with one exception. In the event of a market value loss with regards to investments held in the investment subsidiary, the market value loss is recorded without a tax benefit since the loss would be treated as a capital loss. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. At December 31, 2001, securities available for sale had a market and carrying value of $144.9 million. The reserve for market adjustment of securities, net of tax, and reflected in the stockholders' equity section stood at $2.1 million at December 31, 2001.

TABLE 16: INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION (dollars in thousands)



                        Investment securities HTM - maturity distribution and weighted average yield
                       --------------------------------------------------------------------------------------
                       Within one       After one year    After five years  After ten years   Total
                       year             But within five   But within ten
                                        Years             Years
                       Amount   Yield   Amount   Yield    Amount    Yield   Amount    Yield   Amount    Yield
                       ------   -----   ------   -----    ------    -----   ------    -----   ------    -----

Obligations of         $ 3,740  5.76%   $ 9,186  6.72%   $ 3,603   8.43%   $ 5,676   9.28%   $ 22,205  7.49%
states and             -------  -----   -------  -----   -------   -----   -------   -----   --------  -----
political
subdivisions


Total carrying         $ 3,740  5.76%   $ 9,186  6.72%   $ 3,603   8.43%   $ 5,676   9.28%   $ 22,205  7.49%
Value                  =======  ====    =======  =====   =======   =====   =======   =====   ========  =====





                            Investment securities AFS - maturity distribution and weighted average yield
                       --------------------------------------------------------------------------------------
                         Within one year  After one year    After five years  After ten years  Total
                                          But within five   But within ten
                                          years             years
                        Amount  Yield     Amount   Yield    Amount   Yield    Amount   Yield     Amount    Yield
                        ------  ------    ------   -----    ------   -----    ------   -----     ------    -----

Treasury              $    --      --    $ 1,244    6.53%   $    --      --   $    --      --   $  1,244   5.99%
Agencies                2,036   6.65%     16,233    6.28%     3,237    7.07%       --      --     21,496   6.43%
Mortgage-backed         7,256   6.11%     62,900    5.98%        --      --     4,102   3.77%     74,348   5.87%
Securities
Obligations of          2,017   7.68%      8,937    7.28%    11,871   7.84%    10,679   7.49%     33,504   7.57%
states and
political
subdivisions
Other                  12,767   1.77%         --      --         --      --     1,536   5.83%    14,303    2.21%
                      -------   -----    -------   -----    -------   -----   -------   -----   --------   -----
Total carrying        $24,076   3.99%    $89,394    6.17%   $15,108   7.68%   $16,317   6.40%   144,895    5.99%
 value                =======   =====    =======   =====    =======   =====   =======   =====   =======    =====



At December 31, 2001 and 2000, the Company's investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders' equity.

Investment securities averaged $164.4 million in 2001 compared with $152.8 million in 2000. The average balance of securities increased partly as a result of investment earnings reinvested at the investment subsidiary during 2001. In 2001, taxable securities comprised approximately 67.7% of the total average investments compared to 68.0% in 2000. Tax-exempt securities on average for 2001 accounted for 32.3% of the total average investments compared to 32.0% in 2000.

Deposits

Deposits are the Company's largest source of funds. At December 31, 2001, deposits were $669.9 million, an increase of $115.9 million or 20.9% from $554.0 million recorded at December 31, 2000. Brokered deposits increased from $11.5 million at year end 2000 to $47.6 million at year end 2001. Average total deposits for 2001 were $614.0 million, an increase of 17.4% over 2000. Included in these results was an increase in average brokered deposits from $14.4 million in 2000 to $35.7 million in 2001. Average deposits increased 6.1% in 2000 compared to 1999 results.

TABLE 17:  AVERAGE DEPOSITS DISTRIBUTION

                                               2001                         2000                        1999
                                               ----                         ----                        ----
                               Amount       % of Total     Amount         % of Total    Amount        % of Total
                               ------       ----------     ------         ----------    ------        ----------
                                                              (dollars in thousands)

Noninterest-bearing           $ 67,012            11%      $ 61,214            12%      $ 56,755            11%
demand deposits
Interest-bearing demand         44,015             7%        44,965             9%        47,313            10%
Deposits
Savings deposits               197,993            32%       164,858            31%       141,972            29%
Other time deposits            194,106            32%       184,904            35%       189,975            38%
Time deposits $100,000          75,192            12%        52,771            10%        32,689             7%
and over (excluding
brokered deposits)
Brokered certificates of        35,712             6%        14,411             3%        24,118             5%
Deposits                      --------      --------       --------      --------       --------      --------

  Total deposits              $614,032           100%      $523,123           100%      $492,822           100%
                              ========      ========       ========      ========       ========      ========


As shown in Table 17, non-interest bearing demand deposits in 2001 averaged $67.0 million, up 9.5% from $61.2 million recorded in 2000. This $5.8 million increase is attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. At December 31, 2001, non-interest-bearing demand deposits were $76.1 million compared with $69.9 million at year end 2000.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts ("IRAs") and certificates of deposit ("CDs"). In 2001, interest-bearing deposits averaged $547.0 million, an increase of 18.4%. Within the category of interest bearing deposits, savings deposits, including money market accounts, increased $33.1 million or 20.1%. During the year 2001, the Company focused on marketing its money market accounts, which offered increased customer flexibility and competitive rates. During the same period, time deposits, including CDs and IRAs (other than brokered time and time over $100,000) increased in average deposits $9.2 million or 5.0%, primarily the result of a shift in customer preferences. Average time deposits over $100,000 increased by $22.4 million or 42.5%. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits.

Emphasis will be placed on generating additional core deposits in 2002 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service. The Company also may increase brokered CD's during the year 2002 as an additional source of funds to provide for loan growth.

Short-Term Borrowings and Other Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and advances from FHLB. As indicated in Table 19, average 2001 short-term borrowings were $21.8 million compared to $44.0 million during 2000. The decrease of $22.2 million occurred as a result of growth in core deposits and an increase in noncore funding sources such as brokered time deposits, time deposits greater than $100,000 and increased term loans with FHLB offset to a lesser extent by increased loan demand and increased investment balances.

Average short-term borrowings increased $29.5 million to $44.0 million in 2000 from $14.5 million in 1999 due to other forms of funding used during the year.


TABLE 18:  SHORT-TERM BORROWINGS

                                                                December 31,
                                               ------------------------------------------------
                                                  2001             2000               1999
                                                  ----             ----               ----
                                                          (dollars in thousands)
Federal funds purchased and securities
sold under agreements to repurchase:

Balance end of year                              $ 2,837           $37,538           $ 9,231
Average amounts outstanding during year          $13,237           $22,672           $14,469
Maximum month-end amounts outstanding            $47,009           $38,289           $30,382
Average interest rates on amounts                   3.91%             6.87%             5.44%
Outstanding at end of year
Average interest rates on amounts                   5.49%             6.66%             5.31%
Outstanding during year

Federal Home Loan Bank advances:

Balance end of year                                   --           $42,000                --
Average amounts outstanding during year          $ 8,517           $21,339                --
Maximum month-end amounts outstanding            $23,000           $42,000                --
Average interest rates on amounts                     --              6.24%               --
outstanding at end of year
Average interest rates on amounts                   5.30%             6.84%               --
outstanding during year




Other borrowings consist of term loans with FHLB. Average other borrowings in 2001 were $94.6 million compared to $83.6 million. The increase of $11.0 million or 13.1% occurred as a result of reducing FHLB advances during the year.

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


Long-Term Debt

Long-term debt of $158,000 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime plus one quarter of one percent. The land contract was for the purchase of one of the properties in the Green Bay region for a branch location.

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust subsidiary of the Company. The aggregate principal amount of the debentures due 2031, to the trust subsidiary is $16,597,940. For additional details, please make reference to the Consolidated Financial Statements and the accompanying footnotes.

Liquidity

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. In 2001, the Company generated additional funds through the issuance of trust preferred securities totaling $16.1 million. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $800,000 in 2001 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank were sufficient to pay cash dividends to the Company's shareholders of $3.3 million in 2001.

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

Maturing investments have been a primary source of liquidity at the Bank. Sales of investments totaling $36.1 million were made in 2001. $47.6 million in investments were purchased in 2001. This resulted in net cash of $11.4 million used in investing activities for 2001. At December 31, 2001, the carrying or book value of investment securities maturing within one year amounted to $20.6 million or 12.3% of the total investment securities portfolio. This compares to a 8.3% level for investment securities with one year or less maturities as of December 31, 2000. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during 2001 totaled $36.1 million. At the end of 2001, the investment portfolio contained $97.1 million of U.S. Treasury and federal agency backed securities representing 58.1% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at end of year 2001 amounting to $2.4 million.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in 2001 Consolidated Statements of Cash Flows, deposits provided $115.9 million in cash inflow during 2001. The Company's overall average deposit base grew $90.9 million or 17.4% during 2001. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

Federal funds sold averaged $5.3 million in 2001 compared to $14,000 in 2000. The reduction was the result of above average deposit growth, including non-core funding sources offset by to a lesser degree with above average growth in loans. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically have higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2001, the Bank had $4.5 million in federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $174.7 million of loans maturing within one year, or 28.9% of total loans.

Within the classification of short-term borrowings and other borrowings at year-end 2001, federal funds purchased and securities sold under agreements to repurchase totaled $2.8 million compared with $37.5 million at the end of 2000. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They totaled $90.0 million at year end 2001.

The Bank's liquidity resources were sufficient in 2001 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

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

TABLE 19:  INTEREST RATE SENSITIVITY ANALYSIS

                                                               As of December 31, 2001

                                   With three   Four to six   Seven to twelve  Over one       Over five    Total
                                   Months       Months        Months           Year to five   Years
                                                                               Years
                                                                   (dollars in thousands)

Earning assets
Investment securities              $ 22,840      $  5,080       $  6,346       $ 98,580      $ 40,698      $173,476
Federal funds sold                    4,452                                                                   4,452
Loans and leases:
Variable rate                       256,680        21,789                        18,658                     297,127
Fixed rate                           48,181        34,381         43,947        160,396        13,754       300,659
                                   --------       --------       --------      --------      --------     ---------
Total loans and leases              304,861        56,170         43,947        179,054        13,754       597,786
                                   --------       --------       --------      --------      --------     ---------
Total earning assets               $332,157      $ 61,178       $ 50,293       $277,634      $ 54,452      $775,714
                                   --------       --------       --------      --------      --------     ---------
Interest bearing
liabilities
NOW accounts                         12,427                                      37,282                      49,709
Savings deposits                    180,836                                      37,900                     218,736
Time deposits                        88,001        98,487         76,676         62,200            30       325,394
Borrowed funds                       47,889                       10,000         35,106                      92,995
Trust preferred                           0             0              0              0        16,100        16,100
                                   --------       --------       --------      --------      --------     ---------
Total interest                     $329,153      $ 98,487       $ 86,676       $172,488      $ 16,130      $702,934
liabilities                        --------       --------       --------      --------      --------     ---------
Interest sensitivity               $  3,004      $(37,309)      $(36,383)      $105,146      $ 38,322      $ 72,780
periods)
Cumulative sensitivity                3,004       (34,305)       (70,688)        34,458        72,780
GAP
Ratio of cumulative                    0.39%        (4.42%)        (9.11%)         4.44%         9.38%
rate  sensitivity GAP
sensitive assets
Ratio of rate                        100.91%        62.12%         58.02%        160.96%       337.58%
sensitive assets
 to rate sensitive
 liabilities
Cumulative ratio                     100.91%        91.98%         86.26%        105.02%       110.35%
 of rate sensitive
 assets to rate
 sensitive liabilities



In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations indicated that net interest income would increase by approximately 2.8% if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 5.5% if rates fell by a 100 basis point shock under these scenarios for the period ended December 31, 2002. This result was within the policy limits established by the Company.

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

Capital Resources

Stockholders' equity at December 31, 2001 increased $6.0 million or 11.3% to $59.1 million, compared with $53.1 million at 2000 year end. This increase includes an increase of $1.6 million to capital in 2001 due to the impact of Statement of Financial Accounting Standards No. 115. Without the effect of this increase, stockholders' equity would have increased $4.4 million or 8.4% for 2001 over 2000, which compares to an increase of $3.7 million or 7.7% for 2000 over 1999. With the SFAS 115 adjustment included in 2000 capital, capital increased $6.9 million or 15.0% compared to 1999 year end.

In 2001, the Company completed a Trust Preferred Security offering in the amount of $16.1 million to enhance regulatory capital and to add liquidity. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2001, $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 26% of Company's Common Stock participate in the plan.

Cash dividends paid in 2001 were $0.45 per share compared with $0.41 in 2000. The Company provided a 9.8% increase in normal dividends per share in 2001 over 2000 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in 2001 for treasury stock purchases.

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

At December 31, 2001 and 2000, the Company was categorized as "well" and "adequately capitalized", respectively, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of December 31 for each of the previous two years.

TABLE 20:  CAPITAL

                                              Actual                            For Capital Adequacy    To Be Well Capitalized
                                                                                Purposes                Under Prompt
                                                                                                        Corrective Action
                                                                                                        Provisions
                                                                                (dollars in thousands)

At December 31, 2001:
Total capital (to risk weighted assets):
  The Company                                   $  76,044           11.34%     $ 53,663     8.00%         N/A            N/A
  The Bank                                      $  72,022           10.73%     $ 53,715     8.00%         $ 67,144       10.00%
Tier 1 capital (to risk weighted assets):
  The Company                                   $ 68,052            10.15%     $ 26,831     4.00%         N/A            N/A
  The Bank                                      $ 64,030             9.54%     $ 26,858     4.00%         $ 40,286        6.00%
Tier 1 capital (to average assets):
  The Company                                   $ 68,052             8.24%     $ 33,032     4.00%         N/A            N/A
  The Bank                                      $ 64,030             7.75%     $ 33,032     4.00%         $ 41,290       5.00%

At December 31, 2000:
Total capital (to risk weighted assets):
  The Company                                   $ 54,055             8.92%     $ 48,464     8.00%         N/A            N/A
  The Bank                                      $ 61,237            10.10%     $ 48,512     8.00%         $ 60,640       10.00%
Tier 1 capital (to risk weighted assets):
  The Company                                   $ 47,049             7.77%     $ 24,232     4.00%         N/A            N/A
  The Bank                                      $ 54,232             8.94%     $ 24,255     4.00%         $ 36,384        6.00%
Tier 1 capital (to average assets):
  The Company                                   $ 47,049             6.38%     $ 29,518     4.00%         N/A            N/A
  The Bank                                      $ 54,232             7.35%     $ 29,518     4.00%         $ 36,897        5.00%



Management believes that a strong capital position is necessary to take advantage of opportunities for profitable expansion of product and market share, and to provide depositor and investor confidence. The Company's capital level is strong, but also must be maintained at an appropriate level to provide the opportunity for an adequate return on the capital employed. Management actively reviews capital strategies for the Company to ensure that capital levels are appropriate based on the perceived business risks, further growth opportunities, industry standards, and regulatory requirements.


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

              For the Years Ended December 31, 2001, 2000, and 1999

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin



                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                   1


FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                                2 - 3

        Consolidated Statements of Income                                            4

        Consolidated Statements of Changes in Stockholder Equity                     5

        Consolidated Statements of Cash Flows                                      6 - 7

        Notes to Consolidated Financial Statements                                8 - 35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin


        We have audited the accompanying consolidated balance sheets of Baylake Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Madison, Wisconsin                                        SMITH & GESTELAND, LLP
January 23, 2002                                          SMITH & GESTELAND, LLP

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31

                                                                                       2001               2000
                                                                                  --------------     -------------
                                                                                      (Thousands of dollars)
             ASSETS
Cash and due from banks                                                           $      24,033      $     21,695
Federal funds sold                                                                        4,452
                                                                                  -------------      ------------
Cash and cash equivalents                                                                28,485            21,695
Investment securities available for sale (at market)                                    144,895           135,089
Investment securities held to maturity (market value
    $22,398 and $18,503)                                                                 22,205            18,422
Loans held for sale                                                                       2,428               724
Loans                                                                                   605,287           555,107
    Less:  Allowance for loan losses                                                      7,992             7,006
                                                                                  -------------      ------------
       Loans, net of allowance for loan losses                                          597,295           548,101
Bank premises and equipment                                                              21,792            21,313
Federal Home Loan Bank stock (at cost)                                                    6,376             5,955
Accrued interest receivable                                                               5,112             5,733
Income taxes receivable                                                                   1,673             1,135
Deferred income taxes                                                                     2,048             2,256
Goodwill                                                                                  4,969             5,455
Other assets                                                                              8,513             6,390
                                                                                  -------------      ------------
          Total assets                                                            $     845,791      $    772,268
                                                                                  =============      ============

    The accompanying notes are an integral part of the financial statements.

                                                                                         2001             2000
                                                                                  --------------     -------------
                                                                                      (Thousands of dollars)
             LIABILITIES

Domestic deposits
    Noninterest bearing                                                           $      76,051      $     69,900
    Interest bearing
       NOW                                                                               49,709            49,582
       Savings                                                                          218,736           183,369
       Time, $100,000 and over                                                          137,148            61,334
       Other time                                                                       188,246           189,820
                                                                                  -------------      ------------
          Total interest bearing                                                        593,839           484,105
                                                                                  -------------      ------------
          Total deposits                                                                669,890           554,005
Short-term borrowings
    Federal funds purchased, repurchase agreements,
       and Federal Home Loan Bank advances                                                2,837            79,538
Accrued expenses and other liabilities                                                    6,779             6,868
Dividends payable                                                                           897               819
Other borrowings                                                                         90,000            77,700
Long-term debt                                                                              158               211
Guaranteed preferred beneficial interest in the company's junior
    subordinated debt                                                                    16,100
                                                                                  -------------      ------------
          Total liabilities                                                             786,661           719,141
                                                                                  -------------      ------------
             STOCKHOLDER EQUITY

Common stock $5 par value - authorized 50,000,000 shares in
    2001; 10,000,000 in 2000; issued 7,494,734 shares in 2001;
    7,468,733 shares in 2000; outstanding 7,471,575 shares in 2001;
    7,445,574 shares in 2000                                                             37,474            37,344
Additional paid-in capital                                                                7,319             7,185
Retained earnings                                                                        12,843             8,670
Treasury stock                                                                             (625)             (625)
Accumulated other comprehensive income
    Net unrealized gain on securities available for sale, net of
       tax of $1,146 in 2001 and $277 in 2000                                             2,119               553
                                                                                  -------------      ------------
          Total stockholder equity                                                       59,130            53,127
                                                                                  -------------      ------------
          Total liabilities and stockholder equity                                $     845,791      $    772,268
                                                                                  =============      ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31

                                                                             2001           2000           1999
                                                                         -----------    -----------     -----------
                                                                                   (Amounts in thousands
                                                                                  except per share data)
Interest income
   Interest and fees on loans                                            $   49,313     $   46,685      $   37,586
   Interest on investment securities
      Taxable                                                                 6,887          6,806           6,041
      Exempt from federal income taxes                                        2,631          2,532           2,582
   Other interest income                                                        192             13             258
                                                                         ----------     ----------      ----------
         Total interest income                                               59,023         56,036          46,467
                                                                         ----------     ----------      ----------
Interest expense
   Interest on deposits                                                      24,455         23,582          19,541
   Interest on short-term borrowings                                          1,178          2,970             768
   Interest on other borrowings                                               4,975          5,529           2,895
   Interest on guaranteed preferred beneficial interest in the
      company's junior subordinated debt                                      1,430
   Interest on long-term debt                                                    15             18              76
                                                                         ----------     ----------      ----------
         Total interest expense                                              32,053         32,099          23,280
                                                                         ----------     ----------      ----------
         Net interest income                                                 26,970         23,937          23,187
Provision for loan losses                                                     2,880            545             850
                                                                         ----------     ----------      ----------
         Net interest income after provision for loan losses                 24,090         23,392          22,337
                                                                         ----------     ----------      ----------
Other income
   Fees from fiduciary activities                                               664            517             553
   Fees from loan servicing                                                   1,461            837             875
   Fees for other services to customers                                       2,444          2,053           1,890
   Gains from sales of loans                                                    873            240             295
   Securities losses, net                                                                                       (2)
   Other income                                                                 865          1,039             945
                                                                         ----------     ----------      ----------
         Total other income                                                   6,307          4,686           4,556
                                                                         ----------     ----------      ----------
Other expenses
   Salaries and employee benefits                                            11,923         10,353           9,700
   Occupancy expense                                                          1,834          1,643           1,430
   Equipment expense                                                          1,401          1,404           1,238
   Data processing and courier                                                  986            932             872
   Operation of other real estate                                               248            (22)           (117)
   Other operating expenses                                                   4,379          4,280           4,247
                                                                         ----------     ----------      ----------
         Total other expenses                                                20,771         18,590          17,370
                                                                         ----------     ----------      ----------
         Income before income taxes                                           9,626          9,488           9,523
Income tax expense                                                            2,091          2,778           2,600
                                                                         ----------     ----------      ----------
         NET INCOME                                                      $    7,535     $    6,710      $    6,923
                                                                         ==========     ==========      ==========
Basic earnings per common share                                             $1.01           $.90           $.94
Diluted earnings per common share                                           $ .99           $.87           $.90


    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                                                                                 Accumulated
                                           Common Stock          Additional         Other
                                     -------------------------    Paid-in       Comprehensive    Retained     Treasury       Total
                                       Shares        Amount       Capital          Income        Earnings       Stock       Equity
                                     -----------    ----------   -----------   ----------------  ----------   ----------  ----------
                                                                (Amounts in thousands except for shares)
             1999
Balance - January 1, 1999             3,694,546     $  18,473     $  6,229       $  1,801        $  19,394     $ (625)    $  45,272
Net income for the year                                                                              6,923                    6,923
Net changes in unrealized gain
   (loss) on securities available for
   sale, net of $1,490 deferred
   taxes                                                                           (4,400)                                   (4,400)
                                                                                                                          ---------
Comprehensive income                                                                                                          2,523
                                                                                                                          ---------

Stock options exercised                  53,450           267          518                                                      785
Tax benefit from exercise of stock
   options                                                             373                                                      373
Stock dividend - 100%                 3,712,337        18,562                                      (18,562)
Cash dividends declared                                                                             (2,743)                  (2,743)
                                     ----------     ---------     --------       --------        ---------     ------     ---------
Balance - December 31, 1999           7,460,333        37,302        7,120         (2,599)           5,012       (625)       46,210

             2000
Net income for the year                                                                              6,710                    6,710
Net changes in unrealized gain
   (loss) on securities available for
   sale, net of $792 deferred
   taxes                                                                            3,152                                     3,152
                                                                                                                          ---------
Comprehensive income                                                                                                          9,862
                                                                                                                          ---------
Stock options exercised                   8,400            42            5                                                       47
Tax benefit from exercise of stock
   options                                                              60                                                       60
Cash dividends declared                                                                             (3,052)                  (3,052)
                                     ----------     ---------     --------       --------        ---------     ------     ---------
Balance - December 31, 2000           7,468,733        37,344        7,185            553            8,670       (625)       53,127

             2001
Net income for the year                                                                              7,535                    7,535
Net changes in unrealized gain
   (loss) on securities available for
   sale, net of $869 deferred
   taxes                                                                            1,566                                     1,566
                                                                                                                          ---------
Comprehensive income                                                                                                          9,101
                                                                                                                          ---------
Stock options exercised                  26,001           130           82                                                      212
Tax benefit from exercise of stock
   options                                                              52                                                       52
Cash dividends declared                                                                             (3,362)                  (3,362)
                                     ----------     ---------     --------       --------        ---------     ------     ---------
Balance - December 31, 2001           7,494,734     $  37,474     $  7,319       $  2,119        $  12,843     $ (625)    $  59,130
                                                    =========     ========       ========        =========     ======     =========
   Less treasury stock                   23,159

                                     ----------
                                      7,471,575
                                     ==========

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                                          2001             2000            1999
                                                                      ------------     ------------     -----------
                                                                                 (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Interest received from:
      Loans                                                           $    49,721      $    45,200      $   37,218
      Investments                                                           9,730            9,127           8,716
   Fees and service charges                                                 5,676            4,197           4,030
   Interest paid to depositors                                            (24,715)         (22,797)        (19,982)
   Interest paid to others                                                 (7,935)          (8,227)         (3,599)
   Cash paid to suppliers and employees                                   (18,322)         (16,894)        (13,558)
   Income taxes paid                                                       (3,290)          (2,887)         (3,204)
                                                                      -----------      -----------      ----------
         Net cash provided by operating activities                         10,865            7,719           9,621
                                                                      -----------      -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                                         3,947
   Principal payments received on investments                              36,141           15,634          45,166
   Purchase of investments                                                (47,559)         (22,045)        (47,306)
   Proceeds from sale of other real estate owned                            2,839            1,119           1,590
   Loans made to customers in excess of principal collected               (57,190)        (110,743)        (43,608)
   Capital expenditures                                                    (1,925)          (4,281)         (4,008)
   Proceeds on insurance contracts                                                                              41
                                                                      -----------      -----------      ----------
         Net cash used in investing activities                            (67,694)        (120,316)        (44,178)
                                                                      -----------      -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, NOW accounts,
      and savings accounts                                                 41,646           43,521          13,970
   Net increase (decrease) in short-term borrowings                       (76,702)          71,056           4,825
   Net increase (decrease) in time deposits                                74,239            5,761          (4,532)
   Proceeds from trust preferred securities                                16,100
   Proceeds from other borrowings and long-term debt                       35,000           98,000          50,000
   Payments on other borrowings and long-term debt                        (22,753)        (100,453)        (23,128)
   Proceeds from issuance of stock                                            264              107           1,158
   Debt issuance costs                                                       (891)            (199)
   Redemption of preferred stock                                                                            (3,160)
   Dividends paid                                                          (3,284)          (2,976)         (2,661)
                                                                      -----------      -----------      ----------
         Net cash provided by financing activities                         63,619          114,817          36,472
                                                                      -----------      -----------      ----------
         Net increase in cash and due from banks                            6,790            2,220           1,915
Cash and cash equivalents, beginning                                       21,695           19,475          17,560
                                                                      -----------      -----------      ----------
Cash and cash equivalents, ending                                     $    28,485      $    21,695      $   19,475
                                                                      ===========      ===========      ==========

    The accompanying notes are an integral part of the financial statements.

                                                                 2001             2000            1999
                                                             ------------     ------------     -----------
                                                                        (Thousands of dollars)
Reconciliation of net income to net cash provided
  by operating activities:
      Net income                                             $     7,535      $     6,710      $    6,923
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                          1,934            1,871           1,639
            Provision for losses on loans and real
               estate owned                                        2,880              545             850
            Amortization of premium on investments                   206              146             176
            Accretion of discount on investments                    (364)            (177)           (152)
            Cash surrender value increase                           (140)            (124)           (140)
            Loss on sale of investment securities                                                       2
            Gain on sale of loans and other assets                (1,062)            (494)           (582)
            Proceeds from sale of loans held for sale             87,379           23,802          26,505
            Origination of loans held for sale                   (86,506)         (23,562)        (26,210)
            Equity in income of service center                      (295)            (250)           (142)
            Deferred compensation                                     90              108             (50)
            Deferred income taxes                                   (661)            (136)           (901)
            Changes in assets and liabilities:
               Interest receivable                                   621           (1,586)           (234)
               Prepaids and other assets                               1              (40)          2,040
               Unearned income                                       (35)             (92)           (328)
               Interest payable                                     (596)           1,075            (300)
               Taxes receivable                                     (538)              27             297
               Other liabilities                                     416             (104)            228
                                                             -----------      -----------      ----------
         Net cash provided by operating activities           $    10,865      $     7,719      $    9,621
                                                             ===========      ===========      ==========
SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Acquisition of property in lieu of foreclosure         $     3,448      $     1,619      $      816
      Dividends reinvested in common stock                           857              771             736

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES

             The consolidated financial statements of Baylake Corp. (the company) include the accounts of the company, its wholly-owned subsidiaries; Kewaunee County Banc-Shares, Inc., (KCB) and Baylake Capital Trust I, and KCB's wholly-owned subsidiary Baylake Bank, and its wholly-owned subsidiaries; Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., Baylake Investments, Inc., and Baylake Insurance Agency, Inc. All significant intercompany items and transactions have been eliminated.

             Baylake Bank owns a 49% interest in United Financial Services, Inc., (UFS) a data processing service. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other revenue. Amounts paid to UFS for data processing services for Baylake's banks were $850,000, $815,000, and $755,000, in 2001, 2000, and 1999,
             respectively. At December 31, 2001 and 2000, Baylake Bank had loans of $180,000 and $235,000, respectively, to UFS.

             Baylake Bank makes commercial, mortgage, and installment loans to customers substantially all of whom are located in Door, Brown, Kewaunee, Manitowoc, Waushara, Outagamie, Green Lake and Waupaca Counties of Wisconsin. Although Baylake Bank has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic condition of the local industrial businesses, and commercial, agricultural and tourism industries.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

             For comparability, certain 2000 and 1999 amounts have been reclassified to conform with classification adopted in 2001.

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

             Mortgage servicing rights of $400,000, $215,000, and $236,000 were capitalized and $204,000, $101,000, and $106,000 were amortized during 2001, 2000, and 1999, respectively. The amount of impairment was not material.

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

             Goodwill is being amortized on a straight-line basis over 15 years. Amortization expense was $486,000, $486,000, and $453,000 in 2001,
             2000, and 1999, respectively.

             The company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2001, 2000, and 1999 were $293,000, $339,000, and $233,000, respectively.

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

             For purposes of the statement of cash flows, the company considers cash, due from banks, and federal funds sold as cash and cash equivalents.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -     INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
                  ACCOUNTING POLICIES (continued)

             During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangibles". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and establishes the specific criteria for the recognition of intangible assets separately from goodwill. Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to impairment tests at least annually. SFAS No. 142 will be effective for the company on January 1, 2002. Management is in the process of implementation of SFAS No.'s 141 and 142 and the impact on the financial statements of the company has not yet been determined.

NOTE 2 -     RESTRICTIONS ON CASH AND DUE FROM BANKS

             The company's subsidiary, Baylake Bank, is required to maintain average reserve balances by the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2001, was approximately $6,954,000.

NOTE 3 -     INVESTMENT SECURITIES

             The amortized cost and estimated market values of investments are as follows:

                                                                          December 31, 2001
                                                     -------------------------------------------------------------
                                                                         Gross           Gross         Estimated
                                                      Amortized       Unrealized      Unrealized        Market
                                                        Cost             Gains          Losses           Value
                                                     ------------     ------------    ------------    ------------
                                                                        (Thousands of dollars)
                Available For Sale

             U.S. Treasury and other U.S.
                government agencies                  $    21,505       $   1,235        $             $    22,740
             Obligations of states and
                political subdivisions                    32,639             889            24             33,504
             Mortgage-backed securities                   73,183           1,359           194             74,348
             Other                                        14,303                                           14,303
                                                     -----------       ---------        ------        -----------
                                                     $   141,630       $   3,483        $  218        $   144,895
                                                     ===========       =========        ======        ===========
                Held to Maturity

             Obligations of states and
                political subdivisions               $    22,205       $     216        $   23        $    22,398
                                                     ===========       =========        ======        ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -     INVESTMENT SECURITIES (continued)

                                                                         December 31, 2000
                                                   ---------------------------------------------------------------
                                                                       Gross            Gross          Estimated
                                                    Amortized       Unrealized        Unrealized        Market
                                                       Cost            Gains            Losses           Value
                                                   -------------    ------------    ---------------   ------------
                                                                       (Thousands of dollars)
                Available For Sale

             U.S. Treasury and other U.S.
                government agencies                $     32,252      $     748        $       3       $     32,997
             Obligations of states and
                political subdivisions                   33,067            757               29             33,795
             Mortgage-backed securities                  67,629            107              750             66,986
             Other                                        1,311                                              1,311
                                                   ------------      ---------        ---------       ------------
                                                   $    134,259      $   1,612        $     782       $    135,089
                                                   ============      =========        =========       ============
                Held to Maturity
             Obligations of states and
                political subdivisions             $     18,422      $     119        $      38       $     18,503
                                                   ============      =========        =========       ============


             Results of sales of securities were as follows:

                                                                                   Available for Sale
                                                                        ------------------------------------------
                                                                            2001            2000           1999
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Proceeds                                                   $     None      $     None     $    3,947
             Realized gains                                                                                    21
             Realized losses                                                                                   23

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -     INVESTMENT SECURITIES (continued)

             The amortized cost and estimated market value of investments at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Available for Sale               Held to Maturity
                                                       -----------------------------    ----------------------------
                                                                         Estimated
                                                        Amortized         Market         Amortized       Estimated
                                                          Cost             Value           Cost            Value
                                                       ------------     ------------    ------------    ------------
                                                                         (Thousands of dollars)
             Due in one year or less                   $    16,750      $    16,820     $    3,740      $    3,753
             Due after one year through
                five years                                  25,135           26,405          9,186           9,298
             Due after five years through
                ten years                                   14,492           15,108          3,457           3,525
             Due after ten years                            12,070           12,214          5,822           5,822
                                                       -----------      -----------     ----------      ----------
                                                            68,447           70,547         22,205          22,398
             Mortgage-backed securities                     73,183           74,348
                                                       -----------      -----------     ----------      ----------
                                                       $   141,630      $   144,895     $   22,205      $   22,398
                                                       ===========      ===========     ==========      ==========

             Securities pledged to secure public and trust deposits and borrowed funds had a carrying value of $78,791,000 and $103,902,000 at December 31, 2001 and 2000, respectively.


NOTE 4 -     LOANS

             Major classifications of loans are as follows:

                                                                                 December 31,        December 31,
                                                                                    2001                2000
                                                                              -----------------   -----------------
                                                                                     (Thousands of dollars)
             Commercial, financial, and agricultural                           $     377,034        $    335,868
             Real estate - construction                                               67,939              41,524
             Real estate - mortgage                                                  143,748             160,150
             Installment                                                              16,890              17,925
                                                                               -------------        ------------
                                                                                     605,611             555,467
                 Less:  Deferred loan origination
                        fees, net of costs                                              (324)               (360)
                                                                               -------------        ------------
                       Net loans                                               $     605,287        $    555,107
                                                                               =============        ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -     LOANS (continued)
             Loans having a carrying value of $41,904,000 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2001.

             Certain directors and officers of the company and the subsidiary banks, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the subsidiary during 2001 and 2000. Such loans were made in the ordinary course of business at normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection.

             A summary of the changes in those loans is as follows:

                                                                                          2001            2000
                                                                                      -----------     ------------
                                                                                        (Thousands of dollars)
             Balance at beginning of year                                             $    5,427      $     5,594
             New loans made                                                                4,547            3,836
             Repayments received                                                          (4,819)          (3,844)
             Loans related to former officers and directors                                 (266)            (159)
                                                                                      ----------      -----------
             Balance at end of year                                                   $    4,889      $     5,427
                                                                                      ==========      ===========

             Loans on which the accrual of interest has been discontinued or reduced amounted to $9,929,000 and $8,479,000 at December 31, 2001 and 2000, respectively. If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $1,212,000 and $1,065,000 for 2001 and 2000, respectively. Interest income which has been recorded amounted to $346,000 and $460,000 for 2001 and 2000, respectively, for these nonaccrual loans.

             Changes in the allowance for loan losses were as follows:

                                                                          2001            2000            1999
                                                                       -----------    -----------     ------------
                                                                                 (Thousands of dollars)
             Balance at beginning of year                              $    7,006     $    7,611      $    11,035
             Allowance related to assets acquired                                                            (900)
             Provision charged to operations                                2,880            545              850
             Recoveries                                                       835            924            1,988
             Loans charged off                                             (2,729)        (2,074)          (5,362)
                                                                       ----------     ----------      -----------
             Balance at end of year                                    $    7,992     $    7,006      $     7,611
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

             The following is a summary of activity in investment in loans that have declined in value and related interest income and allowance for credit losses accounts:

                                                                                         2001             2000
                                                                                     ------------     ------------
                                                                                        (Thousands of dollars)
             Impaired loans at December 31                                           $    23,740      $    19,638
             Impaired loans at December 31 allowed for                               $    23,740      $    19,638
             Average impaired loans during the period                                $    23,805      $    18,800
             Interest income recognized while loans impaired                         $     1,012      $     2,198
             Interest income using a cash-basis method                               $     1,004      $     2,090
             Allowance as of January 1                                               $     1,865      $     1,536

             Additions during the year                                                     1,447            1,602
             Recoveries of amounts previously allowed for                                 (1,208)          (1,273)
                                                                                     -----------      -----------
             Allowance as of December 31                                             $     2,104      $     1,865
                                                                                     ===========      ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -     BANK PREMISES AND EQUIPMENT

                                                                       2001             2000             1999
                                                                    ------------     ------------     ------------
                                                                               (Thousands of dollars)
             Land                                                   $     4,155      $     4,074      $     3,892
             Buildings and improvements                                  18,054           16,930           14,298
             Equipment                                                   10,313            9,613            8,275
                                                                    -----------      -----------      -----------
                                                                         32,522           30,617           26,465
                 Less accumulated depreciation                           10,730            9,304            8,002
                                                                    -----------      -----------      -----------
                       Bank premises and equipment                  $    21,792      $    21,313      $    18,463
                                                                    ===========      ===========      ===========
             Depreciation expense                                   $     1,449      $     1,380      $     1,001
                                                                    ===========      ===========      ===========

NOTE 6 -     OTHER REAL ESTATE

             Other real estate ($1,716,000 in 2001, $931,000 in 2000, and
             $164,000 in 1999, net of an allowance for other real estate losses of $43,000 in 2001, $54,000 in 2000, and $93,000 in 1999) is
             included in other assets.

             Net cost of operation of other real estate is summarized below:

                                                                                2001          2000         1999
                                                                              ----------    ----------   ----------
                                                                                    (Thousands of dollars)
             Loss on disposition of properties
                 and other costs                                              $    475      $   254      $    219
             Gain on disposition of properties
                 and expense recoveries                                           (227)        (276)         (336)
                                                                              --------      -------      --------
                       Net (gains) losses                                     $    248      $   (22)     $   (117)
                                                                              ========      =======      ========

             Changes in the allowance for losses on other real estate were as follows:

                                                                                 2001         2000         1999
                                                                                -------     ---------     --------
                                                                                     (Thousands of dollars)
             Balance at beginning of year                                       $   54      $     93      $   229
             Amounts related to properties disposed                                (11)          (39)        (136)
                                                                                ------      --------      -------
             Balance at end of year                                             $   43      $     54      $    93
                                                                                ======      ========      =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -     DEPOSITS

             At December 31, 2001, the scheduled maturities of time deposits were as follows:

                                                  (Thousands of dollars)
                                2002                    $    262,223
                                2003                          53,145
                                2004                           6,157
                                2005                           3,805
                                2006                              34
                                Thereafter                        30
                                                        ------------
                                                        $    325,394
                                                        ============


             Deposits from the company's directors and officers held by Baylake Bank at December 31, 2001 and 2000, amounted to $8,040,000 and $6,400,000, respectively.

NOTE 8 -     SHORT-TERM BORROWINGS

             Short-term borrowings consisted of the following at December 31:

                                                                         2001             2000             1999
                                                                     ------------     ------------     -----------
                                                                                (Thousands of dollars)
             Federal funds purchased                                 $                $    35,000      $    6,330
             Federal Home Loan Bank Loan                                                   42,000
             Securities sold under agreements
                 to repurchase                                             2,837            2,538           2,901
                                                                     -----------      -----------      ----------
                                                                     $     2,837      $    79,538      $    9,231
                                                                     ===========      ===========      ==========

             The average outstanding balance of total short-term borrowings amounted to $21,754,000 in 2001 and $44,011,000 in 2000. The weighted-average interest rate on these borrowings was 5.42% for 2001 and 6.75% for 2000. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.

             The maximum amount outstanding at any month end was $70,009,000 during 2001 and $80,289,000 during 2000.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -     LONG-TERM DEBT

             Long-term debt consisted of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime +1/4%. The balance at December 31, 2001 and 2000 was $158,000 and $211,000, respectively.


NOTE 10 -    OTHER BORROWINGS

             Other borrowings consists of the following at December 31:

                                                                                           2001           2000
                                                                                      -------------   ------------
                                                                                        (Thousands of dollars)

             Federal Home Loan Bank loans secured by real estate mortgages and mortgage backed agency securities. Interest rates range from 2.46%
             to 6.93%. The loans are due at various dates from February 4, 2002
             through January 3, 2011.                                                 $     90,000    $    70,000

             Line of credit with a correspondent bank.  Interest rate of 1% less than prime.  $100,000 principal payments due quarterly.  The line is due March 29, 2002, and is secured by 3,800 shares of stock in
             Baylake Bank (a subsidiary of the company).  The line was repaid
             during 2001.                                                                                   1,700

             Term notes with a correspondent bank. Interest rate of 1% less than prime. The loans are due on various dates through September 29,
             2001, and are secured by 2,000 shares of stock in Baylake Bank (a subsidiary of the company). The notes were repaid
             during 2001.                                                                                   6,000
                                                                                      ------------    -----------
                                                                                      $     90,000    $    77,700
                                                                                      ============    ===========

             Other borrowings are due as follows for the years ending December
             31:

                                           2002                          $     55,000
                                           2003                                10,000
                                           2007 and thereafter                 25,000
                                                                         ------------
                                                                         $     90,000
                                                                         ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -    GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
             JUNIOR SUBORDINATED DEBT

             Baylake Corp. has sponsored a trust with a total outstanding balance of $16.1 million in trust preferred securities at December 31, 2001, as follows:

                                                                                     Junior Subordinated Debt
                                               Trust Preferred                             Owned by Trust
                                ------------------------------------------- ------------------------------------------
                                                   Initial                    Initial
                                                 Liquidation                  Principal
                                                    Value     Distribution     Amount                    Redeemable
                                Issuance Date  (In Millions)     Rate      (In Millions)    Maturity      Beginning
                                -------------   ------------  ------------  -------------   ---------     ----------
             Baylake Capital     February 16,                                               March 31,     March 31,
                 Trust I             2001           $16.1        10.0%          $16.6          2031          2006

             Baylake Capital Trust I is a statutory business trust organized for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the company, the sole asset of the trust. The common securities of the trust are wholly-owned by the company. The trust preferred securities and common securities of the trust represent preferred undivided beneficial interests in the assets of Baylake Capital Trust I, and the holder of the preferred securities will be entitled to a preference over the common securities of the trust upon an event of default with respect to distributions and amounts payable on redemption or liquidation. These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment to the company. Distributions on these securities are included in interest expense on guaranteed preferred beneficial interest. The preferred securities are traded on the American Stock Exchange under the symbol BYL_p.

             The trust's ability to pay amounts due on the trust preferred securities is solely dependent upon the company making payment on the related junior subordinated debentures to the trust. The company's obligations under the junior subordinated debentures constitute a full and unconditional guarantee by the company of the trust's obligations under the trust securities issued by the trust.


NOTE 12 -    DIVIDENDS AND CAPITAL RESTRICTIONS

             Cash dividends per share to shareholders were $.45, $.41, and $.37 in 2001, 2000, and 1999, respectively, after adjustment for stock dividends.

             As of December 31, 2001, undistributed earnings of the subsidiaries, included in consolidated retained earnings, available for distribution to the company as dividends without prior approval of regulatory authorities was $23,369,000.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -    DIVIDENDS AND CAPITAL RESTRICTIONS (continued)

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

             At December 31, 2001 and 2000, the company was categorized as "well capitalized" and "adequately capitalized", respectively, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the company's category.

             To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

             The company's risk-based capital and leverage ratios are as follows (thousands of dollars):

                                                                           Risk-Based Capital Ratios
                                                             -------------------------------------------------------
                                                                 December 31, 2001            December 31, 2000
                                                             --------------------------   --------------------------
                                                               Amount          Ratio        Amount          Ratio
                                                             ------------     ---------   ------------     ---------
             Tier 1 capital
                 Baylake Corp.                               $    68,052       10.1%      $    47,049        7.8%
                 Minimum requirement                              26,831        4.0%           24,232        4.0%
             Total capital
                 Baylake Corp.                                    76,044       11.3%           54,055        8.9%
                 Minimum requirement                              53,663        8.0%           48,464        8.0%

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 -    DIVIDENDS AND CAPITAL RESTRICTIONS (continued)

                                                                                Leverage Ratios
                                                             -------------------------------------------------------
                                                                 December 31, 2001            December 31, 2000
                                                             --------------------------   --------------------------
                                                               Amount          Ratio        Amount          Ratio
                                                             ------------     ---------   ------------     ---------
             Tier 1 capital to average total assets
                 Baylake Corp.                               $    68,052        8.2%      $    47,049        6.4%

                 Minimum requirement                              33,032        4.0%           29,518        4.0%


NOTE 13 -    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                                                                                            Contract or
                                                                                          Notional Amount
                                                                                   -------------------------------
                                                                                       2001               2000
                                                                                   -------------     -------------
                                                                                        (Thousands of dollars)
             Financial instruments whose contract amounts represent credit risk:
                    Commitments to extend credit                                   $    138,996      $    131,898
                    Standby letters of credit and
                       financial guarantees written                                       5,273             2,581

             Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Baylake Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Baylake Bank upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 -    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

             Standby letters of credit and financial guarantees written are conditional commitments issued by Baylake Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The guarantees expire in decreasing amounts through 2008, with the majority expiring within two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Baylake Bank does not require collateral as support for the commitments. Collateral is obtained based on loan policies upon use of a commitment by a customer.


NOTE 14 -    PENSION PLAN

             The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans for 2001, 2000, and 1999, totaled $713,000, $626,000, and $572,000, respectively.

             Certain officers and directors of the company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $224,000 in 2001, $157,000 in 2000, and $146,000 in 1999.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 -    INCOME TAX EXPENSE

             The taxes applicable to income before income taxes were as follows:

                                                                            2001            2000           1999
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Taxes currently payable
                 Federal                                                $    2,542      $    2,442     $    2,025
                 State                                                         212             311            191
                                                                        -----------     -----------    -----------
                                                                             2,754           2,753          2,216
                                                                        -----------     -----------    -----------
             Deferred income taxes
                 Federal                                                      (571)             21            330
                 State                                                         (92)              4             54
                                                                        -----------     -----------    -----------
                                                                              (663)             25            384
                                                                        -----------     -----------    -----------
                       Income tax expense                               $    2,091      $    2,778     $    2,600
                                                                        ===========     ===========    ===========

             The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                                                            2001            2000           1999
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Income tax based on statutory rate                         $    3,273      $    3,226     $    3,242
             State income taxes net of federal tax benefit                      28             205            113
                                                                        -----------     -----------    -----------
                                                                             3,301           3,431          3,355
             Effect of tax-exempt interest income                             (749)           (702)          (761)
             Federal tax refund claims based on IRS audit
                 of acquired company                                          (516)
             Other                                                              55              49              6
                                                                        -----------     -----------    -----------
                       Provision based on effective tax rates           $    2,091      $    2,778     $    2,600
                                                                        ===========     ===========    ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 -    INCOME TAX EXPENSE (continued)

             Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been recognized to offset the related deferred tax assets due to the uncertainty of realizing tax benefits of a portion of loan loss and mortgage servicing differences. The following is a summary of the significant components of the company's deferred tax assets and liabilities as of December 31, 2001 and 2000:

                                                                                            2001           2000
                                                                                        -----------    -----------
                                                                                         (Thousands of dollars)
             Deferred tax assets
                 Allowance for loan losses                                              $    2,590     $    2,072
                 Deferred loan origination fees                                                128            142
                 Deferred compensation                                                         783            700
                 Mortgage loan servicing                                                       318            391
                 Nonaccrual loans                                                              648            430
                 Accrued vacation pay                                                          104             95
                 Other                                                                          48             47
                 Investments acquired in merger                                                                46
                                                                                        -----------    -----------
                       Gross deferred tax assets                                             4,619          3,923
                 Valuation allowance for deferred tax assets                                  (550)          (550)
                                                                                        -----------    -----------
                       Net deferred tax assets                                               4,069          3,373
                                                                                        -----------    -----------
             Deferred tax liabilities
                 Bank premises and equipment                                                   805            776
                 Market value adjustment on securities
                    available for sale                                                       1,146            277
                 Other                                                                          70             64
                                                                                        -----------    -----------
                       Total deferred tax liabilities                                        2,021          1,117
                                                                                        -----------    -----------
                       Net deferred asset                                               $    2,048     $    2,256
                                                                                        ===========    ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 -    EARNINGS AND DIVIDENDS PER SHARE

             Earnings and dividends per share are based on the weighted average number of shares outstanding for the year, restated for the 100% stock dividend paid in November 1999. A reconciliation of the basic and diluted earnings per share amounts is as follows:

                                                                        2001              2000           1999
                                                                     ------------     -------------   ------------
             Basic weighted average number of
                 common shares outstanding                             7,467,986         7,443,999      7,403,429
             Additional common dilutive stock
                 option shares                                           143,135           298,563        289,149
                                                                     ------------     -------------   ------------
             Diluted weighted average number
                 of common shares outstanding                          7,611,121         7,742,562      7,692,578
                                                                     ============     =============   ============
             Additional common stock option
                 shares that have not been
             included due to their
             antidilutive effect                                         216,450            60,000

             There is no difference between basic and diluted income available to common stockholders.

             See Note 17 for information on additional stock options issued subsequent to year end. These shares would not have changed materially the calculation of the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before December 31, 2001.

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

             Activity in the plan is summarized as follows:

                                                                                                          Weighted
                                                                                                          Average
                                                                       Number        Option Price         Exercise
                                                                     of Shares         Per Share           Price
                                                                     -----------    ----------------     -----------
             Shares under option at December 31, 1998                  614,900      $  4.67 - 11.50      $    9.33
             Options granted                                           126,000                15.25          15.25
             Options exercised                                         (94,400)        4.67 -  9.75           8.31
                                                                      ---------     ----------------     ----------
             Shares under option at December 31, 1999                  646,500         4.67 - 15.25          10.64
             Options granted                                            60,000                25.00          25.00
             Options exercised                                          (8,400)         4.67 - 8.95           5.64
                                                                      ---------     ----------------       --------
             Shares under option at December 31, 2000                  698,100         4.67 - 25.00          11.93
             Options granted                                            30,975        13.00 - 14.75          14.72
             Options exercised                                         (26,000)        4.67 - 11.50           8.12
                                                                      ---------     ----------------     ----------
             Shares under option at December 31, 2001                  703,075      $  4.67 - 25.00      $   12.19
                                                                      =========     ================     ==========

             Subsequent to year-end, options to purchase up to an additional 22,000 shares were granted. The exercise price was established at 100% of the fair market value of the stock on the date of grant, or $13.00 per share.

             The options outstanding at December 31, 2001, were:

                                                                                                         Weighted
                                                                            Weighted-Average              Average
                                          Number of Shares                    Exercise Price             Remaining
                  Price             -------------------------------   -------------------------------     Life
                  Range              Outstanding      Exercisable      Outstanding      Exercisable     (In Years)
             ----------------       --------------   --------------   --------------   --------------  -------------
             $          4.67              5,700            5,700       $    4.67        $    4.67          1.3
                8.92 - 11.50            480,400          408,400            9.72             9.76          4.2
               13.00 - 15.25            156,975           50,400           15.15            15.25          7.4
                       25.00             60,000           12,000           25.00            25.00          8.0
                                      ----------       ----------      ----------       ----------         ----
                                        703,075          476,500       $   12.19        $   10.66          5.2
                                      ==========       ==========      ==========       ==========         ====

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 -    STOCK OPTION PLAN (continued)

             Options exercisable at December 31, 2000 and 1999, were 394,500 and 285,300, respectively. The weighted average exercise price for options exercisable at December 31, 2000 and 1999, was $10.03 and $9.53, respectively.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 -    STOCK OPTION PLAN (continued)

             Had compensation cost for the company's options granted after January 1, 1995, been determined according to SFAS 123, the company's net income and earnings per share would have been reduced to the following proforma amounts:


                                                                            2001           2000            1999
                                                                        -----------     -----------    -----------
                                                                                 (Thousands of dollars)
             Net income
                 As reported                                            $    7,535      $    6,710     $    6,923
                 Proforma                                                    7,137           6,320          6,578
             Basic earnings per common share
                 As reported                                                  1.01             .90            .94
                 Proforma                                                      .96             .85            .89
             Diluted earnings per common share
                 As reported                                                   .99             .87            .90
                 Proforma                                                      .94             .83            .82

             The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

             The grant date fair values and assumptions used to determine such values are as follows:

                                                                            2001           2000           1999
                                                                          ---------      ---------      ---------
             Weighted average grant date fair value                       $  14.72       $   7.13       $   5.14
             Assumptions:
                 Risk-free interest rates                                     4.58%          5.12%          6.50%
                 Expected volatility                                         52.40%         27.40%         19.08%
                 Expected term (in years)                                     8.00           8.00           8.00
                 Expected dividend yield                                      3.36%          2.93%          1.60%

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

             C.   LOANS

                  The carrying amount (total outstandings excluding unearned income and reserve for loan losses) and estimated fair value of loans outstanding at December 31, 2001, are $605,287,000 and $616,479,000, and for December 31, 2000, are $555,107,000
                  and $541,738,000. In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL
                  INSTRUMENTS (continued)

             D.   DEPOSITS

                  The carrying amount and estimated fair value of deposits outstanding at December 31, 2001, are $669,890,000 and $672,646,000 and for December 31, 2000, are $554,005,000 and
                  $554,237,000. Under SFAS 107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the company receives from the low-cost, long-term funding they provide. These benefits are significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of similar remaining maturities. Because of the repricing characteristics and the competitive nature of the company's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

             E.   SHORT-TERM BORROWINGS

                  Short-term borrowings reprice frequently and therefore the carrying amount is a reasonable estimate of fair value.

             F.   GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
                      JUNIOR SUBORDINATED DEBT AND OTHER BORROWINGS

                  The carrying amount and estimated fair value of guaranteed preferred beneficial interest in the company's junior subordinated debt and other borrowings outstanding at December 31, 2001, are $106,100,000 and $109,178,000 and for December
                  31, 2000, are $77,700,000 and $77,869,000. The estimated fair values of fixed rate time borrowings are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for borrowings of similar remaining maturities.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -    COMMITMENTS AND CONTINGENCIES

             During 2000, the company entered into a ten year lease to rent space in a building in Green Bay. The annual base rent is $76,000 and shall increase as of the beginning of each December based on the Consumer Price Index.

             During 2000, the company entered into a seven year lease to rent space for a branch bank location in Howard, Wisconsin. The annual base rent is $33,000 and increases by 15% after five years. The company must also pay its proportional share of costs for common areas at the mall.

             Rent expense for 2001 and 2000 was $110,000 and $87,000,
             respectively.

             Future minimum lease payments under these agreements are as follows:

                      2002                            $    113,601
                      2003                                 115,837
                      2004                                 118,135
                      2005                                 120,498
                      2006                                 126,831
               2007 and thereafter                         282,777
                                                      -------------
                                                      $    877,679
                                                      =============

             As part of the Evergreen Bank, N.A. ("Evergreen") acquisition, the company was required to contribute $7 million of capital to Evergreen. No payments to the seller of Evergreen have been made, but are contingently payable based on a formula set forth in the stock purchase agreement, not to exceed $2 million. The contingent payments are not accrued at December 31, 2001, since the amount, if any, is not estimable.

             The acquisition was accounted for using the purchase method of accounting. Under the purchase method, net assets purchased are recorded at their fair market values on the date of acquisition. Any excess of the purchase price over the value of the net assets is recorded as goodwill. The goodwill recorded on the Evergreen acquisition is the result of assumption of liabilities having a market value in excess of market value of assets received. Any payments made in the future to the former shareholder of Evergreen may affect the goodwill recorded. Goodwill is being amortized on a straight-line basis over 15 years.

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 -    CONDENSED FINANCIAL INFORMATION - PARENT
                  COMPANY ONLY
                                  BAYLAKE CORP.
                              (Parent Company Only)
                            CONDENSED BALANCE SHEETS
                                   December 31


                                                                                         2001             2000
                                                                                     ------------     ------------
                                                                                        (Thousands of dollars)
                          ASSETS
             Cash in bank                                                            $     3,636      $       462
             Dividend receivable                                                                              600
             Receivable from subsidiary                                                      188              129
             Prepaid expenses                                                              1,059              199
             Investment in subsidiaries                                                   71,247           60,310
                                                                                     ------------     ------------
                       Total assets                                                  $    76,130      $    61,700
                                                                                     ============     ============
                          LIABILITIES AND STOCKHOLDER
                             EQUITY
             Liabilities
                 Dividends payable                                                   $       897      $       819
                 Accrued expense                                                               3               54
                 Debentures to subsidiary                                                 16,100
                 Other borrowings                                                                           7,700
                                                                                     ------------     ------------
                       Total liabilities                                                  17,000            8,573
             Stockholder equity                                                           59,130           53,127
                                                                                     ------------     ------------
                       Total liabilities and stockholder equity                      $    76,130      $    61,700
                                                                                     ============     ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 20 -    CONDENSED FINANCIAL INFORMATION - PARENT
                  COMPANY ONLY (continued)

                                 BAYLAKE CORP.
                              (Parent Company Only)
                         CONDENSED STATEMENTS OF INCOME
                         For the Years Ended December 31


                                                                           2001           2000            1999
                                                                       -----------    -----------     ------------
                                                                                 (Thousands of dollars)
             Income
                 Dividends from subsidiaries                           $      200     $    2,645      $     2,076
                 Interest income                                              216             11               11
                                                                       -----------    -----------     ------------
                       Total income                                           416          2,656            2,087
                                                                       -----------    -----------     ------------
             Expenses
                 Interest                                                   1,551            322
                 Other                                                        171             67               54
                 Income taxes (benefit)                                      (509)          (128)             (10)
                                                                       -----------    -----------     ------------
                       Total expenses                                       1,213            261               44
                                                                       -----------    -----------     ------------
                       Income (loss) before
                          equity in undistributed net
                          income of subsidiaries                             (797)         2,395            2,043
             Equity in undistributed net income
                 of subsidiaries                                            8,332          4,315            4,880
                                                                       -----------    -----------     ------------
                       NET INCOME                                      $    7,535     $    6,710      $     6,923
                                                                       ===========    ===========     ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                            Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 -    CONDENSED FINANCIAL INFORMATION - PARENT
                  COMPANY ONLY (continued)

                                  BAYLAKE CORP.
                              (Parent Company Only)
                        CONDENSED STATEMENT OF CASH FLOWS
                         For the Years Ended December 31

                                                                                    2001          2000           1999
                                                                                 ----------    ----------     -----------
                                                                                         (Thousands of dollars)
             CASH FLOWS FROM OPERATING ACTIVITIES:
                Cash paid to suppliers                                           $    (189)    $    (218)     $      (59)
                Interest received                                                      216            11              11
                Interest paid                                                       (1,557)         (316)
                Dividends received                                                     800         2,788           1,994
                Income taxes (paid) received                                           454           381            (241)
                                                                                 ----------    ----------     -----------
                      Net cash provided by (used in) operating
                         activities                                                   (276)        2,646           1,705
                                                                                 ----------    ----------     -----------
             CASH FLOWS FROM INVESTING ACTIVITIES:
                Capital contributed to subsidiary                                   (1,039)       (7,345)
                                                                                 ----------    ----------     -----------
                      Net cash used in investing activities                         (1,039)       (7,345)
                                                                                 ----------    ----------     -----------
             CASH FLOWS FROM FINANCING ACTIVITIES:
                Dividends paid                                                      (3,284)       (2,976)         (2,660)
                Issuance of debt                                                    16,100         7,700
                Payments on debt                                                    (7,700)
                Issuance of stock                                                      264           108           1,157
                Debt issue costs                                                      (891)
                                                                                 ----------    ----------     -----------
                      Net cash provided by (used in) financing
                         activities                                                  4,489         4,832          (1,503)
                                                                                 ----------    ----------     -----------
                      Net increase in cash                                           3,174           133             202
             Cash and due from banks, beginning                                        462           329             127
                                                                                 ----------    ----------     -----------
             Cash and due from banks, ending                                     $   3,636     $     462      $      329
                                                                                 ==========    ==========     ===========
             Reconciliation of net income to net cash provided by operating activities:
                   Net income                                                    $   7,535     $   6,710      $    6,923
                   Adjustments to reconcile net income to net
                      cash provided by operating activities:
                         Undistributed earnings of subsidiary                       (8,332)       (4,315)         (4,880)
                         Amortization                                                   30
                         Change in receivable from subsidiary                          (58)          253            (251)
                         Change in prepaid expenses                                                 (199)
                         Change in dividends receivable                                600           143             (82)
                         Change in accrued expenses                                    (51)           54              (5)
                                                                                 ----------    ----------     -----------
                      Net cash provided by (used in) operating
                         activities                                              $    (276)    $   2,646      $    1,705
                                                                                 ==========    ==========     ===========
             SUPPLEMENTAL SCHEDULE OF NONCASH
                FINANCING ACTIVITIES:
                   Dividends reinvested in common stock                          $     854     $     771      $      735

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

                                                                              2001
                                               --------------------------------------------------------------------
                                                                                  Intercompany
                                                 Banking        Non-Banking          Amounts           Totals
                                               ------------    ---------------   ------------------   -------------
                                                                     (Amounts in thousands)
             Interest revenue                  $    59,023        $    19           $     (19)        $     59,023
             Interest expense                       32,072                                (19)              32,053
             Provision for loan losses               2,880                                                   2,880
             Noninterest revenue                     6,167            140                                    6,307
             Noninterest expenses                   20,657            114                                   20,771
             Income taxes                            2,074             17                                    2,091
             Net income                              7,507             28                                    7,535
             Total assets                          846,294            580              (1,083)             845,791
                                                                              2000
                                               --------------------------------------------------------------------
                                                                                   Intercompany
                                                  Banking        Non-Banking          Amounts           Totals
                                               ------------    ---------------   ------------------   -------------
                                                                     (Amounts in thousands)

             Interest revenue                  $    56,036        $    21           $     (21)        $     56,036
             Interest expense                       32,120                                (21)              32,099
             Provision for loan losses                 545                                                     545
             Noninterest revenue                     4,557            129                                    4,686
             Noninterest expense                    18,482            108                                   18,590
             Income taxes                            2,760             18                                    2,778
             Net income                              6,686             24                                    6,710
             Total assets                          772,774            536              (1,042)             772,268

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.





                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the sections titled "Proposal No. 1, Election of Directors," "Information on Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" contained in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.



Item 11.  EXECUTIVE COMPENSATION

The information set forth under the sections titled "Director Fees and Benefits", "Executive Compensation", "Board of Directors Compensation Committee Report on Management Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" contained in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.




Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



The information set forth under the section titled "Ownership of Baylake Common" contained in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information set forth in the section titled "Certain Transactions with Management" in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.



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

Reference is made to the Exhibit Index on page 84 for exhibits filed as part of this report.

(d)      Additional Financial Statements

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BAYLAKE CORP.


                                            By:  /s/ Steven D. Jennerjohn
                                                 ------------------------
                                                     Steven D. Jennerjohn
                                                     Treasurer

                                            Date:  March 19,2002


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby designates and appoints Thomas L. Herlache and Steven D. Jennerjohn, and each of them, any one of whom may act without the joinder of the other, as such person's true and lawful attorney-in-fact and agents (the "Attorneys-in-Fact") with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission and any state securities commission, granting unto said Attorneys-in-Fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said Attorneys-in-Fact and agents or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on these dates indicated.




/s/ Thomas L. Herlache                      /s/ Richard A. Braun
   -------------------                          -----------------

    Thomas L. Herlache                          Richard A. Braun, Director
President, Chief Executive                      Vice-Chairman of the Board and
Officer and Director(Principal                  Executive Vice-President
Executive Officer)
                                       38

/s/ Steven D. Jennerjohn                     /s/ John W. Bunda
   ---------------------                         --------------
Steven D. Jennerjohn                             John W. Bunda, Director
Treasurer
(Principal Financial and
Accounting Officer)


/s/ Robert W. Agnew                          /s/ John D. Collins
   ----------------                              ----------------
Robert W. Agnew, Director                        John D. Collins, Director


                                             /s/ George Delveaux, Jr.
---------------------                            ---------------------
Ronald D. Berg, Director                         George Delveaux, Jr., Director


/s/ Roger G. Ferris                          /s/ Joseph J. Morgan
   ----------------                              -----------------
Roger G. Ferris, Director                        Joseph J. Morgan, Director


/s/ Ruth Nelson                              /s/ William Parsons
    ---------------                              -------------------
Ruth Nelson, Director                            William Parsons, Director


/s/ Paul Jay Sturm
    ------------------
Paul Jay Sturm, Director

*Each of the above signatures is affixed as of March 19, 2002.

Sequentially     Exhibit                            Description
Numbered Page       No.
--                  2.1      Agreement and Plan of Acquisition dated March 13,
                             1996 between Baylake Corp. and Four Seasons of Wis
                             Corp. (1)
--                  2.4      Stock Purchase Agreement, dated as of October 1,
                             1998, among the Company, M&I and Evergreen (2)
--                  3.1      Articles of Incorporation, as amended (3)
--                  3.2      Bylaws, as amended (4)
--                  3.3      Amendment to increase authorized shares of common
                             stock of Baylake Corp. from 10,000,000 to
                             50,000,000 shares (5)
--                  4.1      Junior subordinated debenture dated February 16,
                             2002, by and between Company and Wilmington Trust
                             Company, as Indenture Trustee (6)
--                  10.1     Baylake Corp. 1993 Stock Option Plan (7)
--                  10.2     Baylake Bank's Pay-for-Performance (bonus)
                             program (8)
--                  10.3     Baylake Bank's Deferred Compensation Program with
                             Thomas L. Herlache (9)
--                  10.4     Baylake Bank's Agreement for Early Retirement with
                             Ronald D. Berg (10)
--                  10.5     Baylake Bank's Deferred Compensation and Salary
                             Continuation Agreement with Richard A. Braun (11)
--                  10.6     Baylake Corp. Stock Purchase Plan (12)

Page 86             12.1     Statement Re Computation of Ratios
Page 88             21.1     List of Subsidiaries
Page 89             23.1     Consent of Smith & Gesteland
Page 82             24.1     Power of Attorney (contained on the Signature Page)


(1) Incorporated by reference to Exhibit 2.1 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(2) Incorporated by reference to Exhibit 2.1 from the Company's Current Report on Form 8-K filed October 15, 1998.
(3) Incorporated by reference to Exhibit 3.1 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(4) Incorporated by reference to Exhibit 3.2 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(5) Incorporated by reference to Exhibit 3.3 from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

(6) Incorporated by reference to Exhibit 4.1 from the Company's Form S-3 filed February 12, 2001 for Trust Preferred Securities issued under Baylake Capital Trust I on February 16, 2001.

(7) Incorporated by reference to Exhibit A from the Company's Proxy Statement for the 1993 Annual Meeting of Shareholders.

(8) Incorporated by reference to Description thereof under "Board Directors/Compensation Committee Report on Management's Compensation" in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders.
(9) Incorporated by reference to Exhibit 10.3 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(10) Incorporated by reference to Exhibit 10.4 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(11) Incorporated by reference to Exhibit 10.5 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(12) Incorporated by reference to Exhibit 4 from the Company's Form S-3 filed on February 10, 1998.