Form 10-Q
period 2002-03-31
BAYLAKE CORP
filed 2002-05-15
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           MARCH 31, 2002
                              --------------------------------------------------


                                       OR


            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               ------------------------   ----------------------

Commission file number                      0-8679
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

                                      None
--------------------------------------------------------------------------------
           None (Former name, former address and former fiscal year,
                          if changed since last report)


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


                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of May 12, 2002: 7,471,576 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX



PART 1 - FINANCIAL INFORMATION                                                   PAGE NUMBER


         Item 1. Financial Statements

         Consolidated Condensed Balance Sheet as of March 31, 2002                 3 - 4
            and December 31, 2001

         Consolidated Condensed Statement of Income for the three                  5
            months ended March 31, 2002 and 2001

         Consolidated Statement of Comprehensive Income for the three              6
            months ended March 31, 2002 and 2001

         Consolidated Statement of Cash Flows for the three months ended           7 - 8
            March 31, 2002 and 2001

         Notes to Consolidated Condensed Financial Statements                      9

         Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  10 - 32

         Item 3. Quantitative and Qualitative Disclosures About Market Risk        31 - 32



PART II - OTHER INFORMATION                                                        33 - 34

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

                Exhibit 11  Statement re:  computation of per share earnings       35
                Exhibit 15  Letter re:  unaudited interim financial information    36


                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                             (dollars in thousands)

                                                                MARCH 31,           DECEMBER 31,
                               ASSETS                               2002                    2001
                                                                    ----                    ----

Cash and due from banks                                        $  15,782              $  24,033
Federal funds sold                                                     0                  4,452
                                                               ---------              ---------
Cash and cash equivalents                                         15,782                 28,485
Investment securities available for sale (at market)             152,073                144,895
Investment securities held to maturity (market                    19,936                 22,205
     value $20,215 and $22,398, at March 31, 2002 and
    December 31, 2001, respectively)
Loans held for sale                                                  435                  2,428
Loans                                                            620,157                605,287
     Less:  Allowance for loan losses                              8,325                  7,992
                                                               ---------              ---------
Loan, net of allowance for loan losses                           611,832                597,295
Bank premises and equipment                                       24,221                 21,792
Federal Home Loan Bank stock (at cost)                             6,469                  6,376
Accrued interest receivable                                        5,176                  5,112
Income taxes receivable                                            1,120                  1,673
Deferred income taxes                                              2,119                  2,048
Goodwill                                                           4,969                  4,969
Other Assets                                                       8,493                  8,513
                                                               ---------              ---------
     Total Assets                                              $ 852,625              $ 845,791
                                                               =========              =========


                              LIABILITIES

Domestic deposits
     Non-interest bearing                                      $  66,971              $  76,051
     Interest bearing
          NOW                                                     44,054                 49,709
          Savings                                                208,294                218,736
          Time,  $100,000 and over                               148,863                137,148
          Other time                                             182,664                188,246
                                                               ---------              ---------
              Total interest bearing                             583,875                593,839
                                                               ---------              ---------

              Total deposits                                     650,846                669,890

Short-term borrowings
     Federal funds purchased, repurchase                          44,068                  2,837
     Agreements, borrowings from unaffiliated banks and
     Federal Home Loan Bank advances
Accrued expenses and other liabilities                             6,536                  6,779
Dividends payable                                                      0                    897
Other borrowings                                                  75,000                 90,000
Long-term debt                                                       106                    158
Guaranteed preferred beneficial interest in the
   company's junior subordinated debt                             16,100                 16,100
                                                               ---------              ---------
              Total liabilities                                  792,656                786,661
                                                               ---------              ---------


                  SHAREHOLDERS' EQUITY

Common stock,$5 par value: authorized 10,000,000
     shares;  issued 7,494,735 shares as of March 31, 2002
     and 7,494,734 as of December 31, 2001; outstanding           37,474                 37,474
     7,471,576 as of March 31, 2002 and 7,471,575 as of
     December 31, 2001


Additional paid-in capital                                         7,319                  7,319
Retained earnings                                                 13,819                 12,843
Treasury Stock                                                      (625)                  (625)
Net unrealized gain (loss) on securities available
     for sale, net of tax of $1,075 as of March 31, 2002
     and  $1,146 as of December 31, 2001                           1,982                  2,119
                                                               ---------              ---------
Total shareholders' equity                                        59,969                 59,130
                                                               ---------              ---------
                  Total liabilities and shareholders' equity   $ 852,625              $ 845,791
                                                               =========              =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                         2002       2001
                                                        -------   -------

Interest income
    Interest and fees on loans                          $10,434   $12,939
    Interest on investment securities
        Taxable                                           1,582     1,713
        Exempt from federal income taxes                    688       649
   Other interest income                                     12         0
                                                        -------   -------
            Total interest income                        12,716    15,301

Interest expense
    Interest on deposits                                  4,383     6,472
    Interest on short-term borrowings                       126       817
    Interest on other borrowings                            816     1,526
    Interest on long-term debt                                1         4
    Interest on guaranteed preferred beneficial
        interest in the company's junior subordinated
        debt                                                411       197
                                                        -------   -------
             Total interest expense                       5,737     9,016
                                                        -------   -------

 Net interest income                                      6,979     6,285
 Provision for loan losses                                  500       202
                                                        -------   -------

    Net interest income after provision for
    loan losses                                           6,479     6,083
                                                        -------   -------

Other income
   Fees from fiduciary activities                           181       150
   Fees from loan servicing                                 273       196
   Fees for other services to customers                   1,076       598
   Gains from sales of loans                                265       113
   Other income                                              91        75
                                                        -------   -------

             Total other income                           1,886     1,132
                                                        -------   -------

Other expenses
    Salaries and employee benefits                        3,242     2,927
    Occupancy expense                                       443       430
    Equipment expense                                       386       351
    Data processing and courier                             255       236
    Operation of other real estate                          144        24
    Other operating expenses                              1,234       926
                                                        -------   -------

             Total other expenses                         5,704     4,894
                                                        -------   -------

             Income before income taxes                   2,661     2,321

Income tax expense                                          788       709
                                                        -------   -------

Net Income                                              $ 1,873   $ 1,612
                                                        =======   =======

Basic earnings per common share (1)                     $  0.25   $  0.22
Diluted earnings per common share (1)                   $  0.25   $  0.21
Cash dividends per share                                $  0.12   $  0.11

(1) Based on 7,471,575 average shares outstanding in 2002 and 7,457,018 in 2001.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (dollars in thousands)




                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2002          2001
                                                           ----          ----

Net Income                                                 $ 1,873    $ 1,612
                                                           -------    -------

Other comprehensive income, net of tax:


Unrealized gains (losses) on securities:
   Unrealized gains (losses) arising during period            (137)     1,509
                                                           -------    -------

Comprehensive income                                       $ 1,736    $ 3,121
                                                           =======    =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
                             (dollars in thousands)



                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                       2002        2001
                                                                   --------    --------
Cash flows from operating activities:
    Interest received from:
       Loans                                                       $ 10,407    $ 12,394
       Investments                                                    2,285       2,382
Fees and service charges                                              1,759       1,065
Interest paid to depositors                                          (4,443)     (5,978)
Interest paid to others                                              (1,441)     (2,462)
Cash paid to suppliers and employees                                 (5,830)     (4,992)
Income taxes paid                                                      (157)       (133)
                                                                   --------    --------
       Net cash provided by operating activities                      2,580       2,276



Cash flows from investing activities:
    Principal payments received on investments                       20,755       5,484
    Purchase of investments                                         (25,982)     (5,850)
    Proceeds from sale of other real estate owned                       914         249
    Loans made to customers in excess of principal collected        (13,493)    (26,449)
    Capital expenditures                                             (2,820)       (118)
                                                                   --------    --------

         Net cash used in investing activities                      (20,626)    (26,684)

Cash flows from financing activities:
     Net decrease  in demand deposits, NOW accounts, and savings
           Accounts                                                 (25,176)     (8,861)
     Net increase (decrease) in short term borrowing                 41,231     (43,248)
     Net increase in time deposits                                    6,134      29,490
     Proceeds from other borrowings and long-term debt              (15,000)     35,000
     Payments on other borrowings and long term debt                    (53)     (7,753)
     Proceeds from issuance of common stock                               0         211
     Proceeds from issuance of trust preferred stock                      0      16,100
     Dividends paid                                                  (1,793)     (1,640)
                                                                   --------    --------
          Net cash provided by financing activities                   5,343      19,299
                                                                   --------    --------

Net decrease in cash and cash equivalents                           (12,703)     (5,109)


Cash and cash equivalents, beginning                                 28,485      21,695
                                                                   --------    --------

Cash and cash equivalents, ending                                  $ 15,782    $ 16,586
                                                                   ========    ========

                                                                                   MARCH 31,
                                                                               2002        2001
                                                                             --------    --------

Reconciliation of net income to net cash provided by operating activities:
Net income                                                                   $  1,873    $  1,613

Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                              391         391
        Provision for losses on loans and real estate owned                       500         202
        Amortization of premium on investments                                     51          43
        Accretion of discount on investments                                      (34)        (39)
        Cash surrender value increase                                             (13)        (14)
        Gain from disposal of ORE                                                  68          (8)
        Gain on sale of loans                                                    (265)       (113)
        Proceeds from sale of loans held for sale                              19,945      12,366
        Originations of loans held for sale                                   (19,680)    (12,253)
        Equity in income of service center                                        (52)        (51)
        Amortization of goodwill                                                    0         121
        Amortization of mortgage servicing rights                                  83          46
        Mortgage servicing rights booked                                          (61)        (58)
        Deferred compensation                                                      62          64
        Changes in assets and liabilities:
            Interest receivable                                                   (65)       (493)
            Prepaids and other assets                                            (493)        (64)
            Unearned income                                                        22          21
            Interest payable                                                     (147)        576
            Taxes payable                                                         631         575
            Other liabilities                                                    (236)        (72)
                                                                             --------    --------

Total adjustments                                                                 707         663
                                                                             --------    --------

Net cash provided by operating activities                                    $  2,580    $  2,276
                                                                             ========    ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2001 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of March 31, 2002 and December 31, 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year.


2. The book value of investment securities, by type, held by Baylake Corp. are as follows:



                                                                        MARCH 31,           DECEMBER 31,
                                                                           2002                 2001
                                                                           ----                 ----
                                                                            (dollars in thousands)
         Investment securities held to maturity:

         Obligations of state and political subdivisions                 $ 19,936             $ 22,205
                                                                         --------             --------

         Investment securities held to maturity                          $ 19,936             $ 22,205
                                                                         ========             ========

         Investment securities available for sale:

         U.S. Treasury and other U.S. government agencies                $ 26,408             $ 22,740
         Obligations of states and political subdivisions                  34,963               33,504
         Mortgage-backed securities                                        71,516               74,348
         Other                                                             19,186               14,303
                                                                         --------             --------

         Investment securities available for sale                       $ 152,073             $144,895
                                                                        =========             ========



3.       At March 31, 2002 and December 31, 2001,  loans were as follows:


                                                                        MARCH 31,           DECEMBER 31,
                                                                           2002                 2001
                                                                           ----                 ----
                                                                            (dollars in thousands)

          Commercial, financial and agricultural                         $386,957             $377,034
          Real estate - construction                                       75,370               67,939
          Real estate - mortgage                                          142,062              143,748
          Installment                                                      16,115               16,890
          Less:  Deferred loan origination fees, net of costs                (347)                (324)
                                                                         --------             --------
                                                                         $620,157             $605,287
          Less allowance for loan losses                                   (8,325)              (7,992)
                                                                         --------             --------

          Net loans                                                      $611,832             $597,295
                                                                         ========             ========




4. Baylake Corp. declared a cash dividend of $0.12 per share payable on March 15, 2002 to shareholders of record as of March 1, 2002.

                         PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three months ended March 31, 2002 and 2001 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at March 31, 2002, since that amount, if any, is not estimable.


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

Results of Operations

For the three months ended March 31, 2002, earnings increased $261,000, or 16.2%, to $1.9 million from $1.6 million for the first quarter last year. Basic operating earnings per share of $0.25 was reported for the quarter ended March 31, 2002 compared to $0.22 for the same period last year, an improvement of 13.6%. On a fully diluted basis, the Company recorded $0.25 per share for the first quarter in 2002 and $0.21 for the same period in 2001.

The annualized return on average assets and return on average equity for the three months ended March 31, 2002 were 0.90% and 12.64%, respectively, compared to 0.84% and 12.09%, respectively, for the same period a year ago.

The increase in net income for the period is primarily due to improved net interest income after provision for loan losses and an increase in other income offset to a lesser extent by increased other expenses and income tax expense.

Cash dividends declared in the first three months of 2002 increased 9.1% to $0.12 per share compared with $0.11 for the same period in 2001.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 79.5% of total operating income for the first three months of 2002, as compared to 85.4% for the first three months of 2001. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended March 31, 2002 increased $714,000, or 10.8%, to $7.3 million from $6.6 million for the same period a year ago. As a result of a lower interest rate environment, total interest income for the first quarter of 2002 decreased $2.5 million, or 16.4%, to $13.1 million from $15.6 million for the first quarter of 2001, while interest expense in the first quarter of 2002 decreased $3.3 million, or 36.4%, to $5.7 million when compared to $9.0 million in the first quarter of 2001. The increase in net interest income between these two quarterly periods occurred partially as a result of growth in the average volume of interest earning assets and non-interest bearing deposits offset to a lesser extent by an increase in interest paying liabilities. In addition, lower funding costs from deposits and other wholesale funding sources relative to rates earned on earning assets such as loans and investments also contributed to an improvement in net interest income.

For the three months ended March 31, 2002, average earning assets increased $60.0 million, or 8.4%, when compared to the same period last year. The Company recorded an increase in average loans of $44.1 million, or 7.8%, for the first quarter of 2002 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased for the quarter ended March 31, 2002 when compared to the same period a year ago. The interest rate spread increased 45 basis points to 3.52% at March 31, 2002 from 3.07% in the same quarter in 2001. While the average yield on earning assets decreased 179 basis points during the period, the average rate paid on interest-bearing liabilities decreased 227 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended March 31, 2002 increased from 3.73% to 3.81% compared to the same period a year ago. The average yield on interest earning assets amounted to 6.79% for the first quarter of 2002, representing a decrease of 182 basis points from the same period last year. Total loan yields decreased 213 basis points to 7.04%, while total investment yields decreased 62 basis points to 6.03%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 229 basis points to 3.02% for the first quarter of 2002 when compared to the first quarter of 2001, while short-term borrowing costs decreased 402 basis points to 1.97% comparing the two periods. Other borrowing costs decreased 181 basis points to 4.10% during the same time period. These factors contributed to an increase in the Company's interest margin for the three months ended March 31, 2002 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.3% for the first quarter of 2002 compared with 92.5% for the same period in 2001. The ratio increased slightly in 2001, primarily as a result of growth in earning assets offset to a slightly greater degree by an increase in non-accrual loans.

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

The provision for loan losses for the three months ended March 31, 2002 increased $298,000 to $500,000 compared with $202,000 for the first quarter of 2001. Management believes that the current allowance (giving effect to the increased provision) conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Possible Loan Losses" below.



Non-Interest Income

Total non-interest income increased $754,000, or 66.6%, to $1.9 million for the first quarter of 2002 when compared to the first quarter of 2001. This increase occurred as a result of increased fees on other customer services, increased gains from sales of loans, increased fees from loan servicing, increased trust income and increased other income.

Trust fees increased $31,000, or 20.7%, in the first quarter of 2002 compared to the same quarter in 2001, primarily as a result of increased trust and estate business.

Loan servicing fees increased $77,000, or 39.3%, to $273,000 in the first quarter of 2002, when compared to the same quarter in 2001. The increase in 2002 resulted from an increase in commercial loan servicing income.

Gains on sales of loans in the secondary market increased $152,000 to $265,000 in the first quarter of 2002, when compared to the same quarter in 2001, primarily as a result of increased gains from sales of mortgage and commercial loans. Declines in interest rates have continue to stimulate mortgage production, including an increase in refinancing activity, although that trend is expected to decline in the near future.

Service charges on deposit accounts for the first quarter of 2002 showed an increase of $251,000, or 62.3%, over 2001 results, accounting for much of the improvement in fee income generated for other services to customers. Financial service income increased $44,000, or 67.7%. Revenues generated from the operation of Arborview LLC ("Arborview") (a recently formed subsidiary created to manage a community based residential facility) amounted to $124,000 for the first quarter.

Non-Interest Expense

Non-interest expense increased $810,000, or 16.6%, for the three months ended March 31, 2002 compared to the same period in 2001. Salaries and employee benefits showed an increase of $315,000, or 10.8%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Full time equivalent staff increased to 290 persons from 272 a year earlier. Increases in occupancy (amounting to $13,000 or 3.0%) and equipment expenses (amounting to $35,000 or 10.0%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Expenses related to the operation of other real estate owned increased $120,000 to $144,000 for the quarter ended March 31, 2002 compared to the same period in 2001. Included in the increase of these expenses were losses taken on the sale of other real estate owned amounting to $69,000 for the first quarter of 2002 compared to net gains taken on sale of $14,000 for the same period in 2001. In addition, costs related to the holding of other real estate owned properties increased $47,000 to $85,000 for the first quarter of 2002.

Other operating expenses increased $308,000, or 33.3%. Legal expense and loan collection expense increased $55,000 for the three months ended March 31, 2002 primarily as a result of legal issues related to loan collection efforts of two commercial real estate loans in the process of foreclosure. Expenses related to the operation of Arborview amounted to $172,000 for the first quarter of 2002 and are included in other operating expenses.

Included in 2001 expenses for other operating expenses were amortization of goodwill related to the Four Seasons acquisition (a purchase of a one bank holding company in July 1996) of $82,000 and amortization of $39,000 related to the BLBNA acquisition. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment as least annually. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 and SFAS No. 144 does not have a material impact on the Company's financial statements.

Other items (such as supplies, marketing, telephone, postage and director fees) comprising other operating expense show an increase of $51,000 or 11.4% in the first quarter of 2002 when compared to the same quarter in 2000. Expenses related to the amortization of trust preferred expenses (such as legal and underwriting expenses) amounted to $9,000 for the quarter ended March 31, 2002. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.83% for the three months ended March 31, 2002 compared to 1.93% for the same period in 2001.

Income Taxes

Income tax expense for the Company for the three months ended March 31, 2002 was $788,000, an increase of $79,000, or 11.1%, compared to the same period in 2000. The increase in income tax provision for the period was due to increased taxable income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 29.6% for the three months ended March 31, 2002 compared with 30.5% for the same period in 2001. The effective tax rate of 29.6% consisted of a federal effective tax rate of 26.5% and Wisconsin State effective tax rate of 3.1%.

Balance Sheet Analysis

Loans

At March 31, 2002, total loans increased $14.9 million, or 2.5%, to $620.2 million from $605.3 million at December 31, 2001. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $301.9 million at March 31, 2002 compared to $288.4 million at December 31, 2001. In addition, real estate construction loans increased to $75.4 million at March 31, 2002, compared to $67.9 million at December 31, 2001. Real estate mortgage loans decreased to $142.1 million at March 31, 2002, compared with $143.7 million at December 31, 2001. Consumer loans decreased to $16.1 million at March 31, 2002, compared with $16.9 million at December 31, 2001.

Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

                                                         March       December
                                                       31, 2002      31, 2001
Amount of loans by type (dollars in thousands)
Real estate-mortgage
  Commercial                                           $301,924       $288,385
  1-4 family residential
      First liens                                        95,070         96,626
      Junior liens                                       24,300         24,748
      Home equity                                        22,692         22,374
Commercial, financial and agricultural                   85,033         88,649
Real estate-construction                                 75,370         67,939
Installment

  Credit cards and related plans                          2,075          2,145
  Other                                                  14,040         14,745
Less:  deferred origination fees, net of costs              347            324
                                                       --------       --------
      Total                                            $620,157       $605,287

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

As the following table indicates, the ALL at March 31, 2002 was $8.3 million compared with $8.0 million at the end of 2001. Loans increased 2.5% from December 31, 2001 to March 31, 2002, while the allowance as a percent of total loans increased due to the loan loss provision being higher in comparison to loan growth for the first quarter of 2002. The March 31, 2002 ratio of ALL to outstanding loans was 1.34% compared with 1.32% at December 31, 2001 and the ALL as a percentage of nonperforming loans was 39.1% at March 31, 2002 compared to 54.5% at end of year 2001. Based on management's analysis of the loan portfolio risk at March 31, 2002, a provision expense of $500,000 was recorded for the three months ended March 31, 2002, an increase of $298,000 or 147.5% compared to the same period in 2001. Net loan charge-offs of $167,000 occurred in the first quarter of 2002, and the ratio of net charge-offs to average loans for the period ended March 31, 2002 was 0.11% compared to (0.02%) at March 31, 2001. Commercial, agricultural and other loan net charge-offs represented 88.6% of the total net recoveries for the first three months of 2002. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

               Allowance for Loan Losses and Nonperforming Assets
                             (dollars in thousands)

                               For the period ended       For the period ended       For the period ended
                                  March 31, 2002             March 31, 2001            December 31, 2001
Allowance for
Loan Losses
("ALL")

Balance at                           $7,992                    $ 7,006                    $ 7,006

beginning of
period

Provision for
loan losses                        500               202            2,880


Charge-offs                        246               111            2,729


Recoveries                          79               142              835
                               -------           -------          -------
Balance at end
of period                        8,325             7,239            7,992

Net charge-offs
("NCOs")                           167               (31)           1,894

Nonperforming
Assets:

Nonaccrual loans               $16,008             9,883            9,929
Accruing loans
past due 90                        599                 0                0
days or more

Restructured loans               4,710             4,657            4,744
                               -------           -------          -------

Total
nonperforming
loans ("NPLs")                  21,317            14,540           14,673

Other real
estate owned                     3,385             1,230            1,673
                               -------           -------          -------

Total
nonperforming
assets ("NPAs")                $24,702            15,770           16,346

Ratios:
ALL to NCO's
(annualized)                     12.46            (58.38)            4.22
NCO's to average
loans                             0.11%            (0.02%)           0.32%
(annualized)
ALL to total loans                1.34%             1.25%            1.32%
NPL's to total
loans                             3.44%             2.50%            2.42%
NPA's to total
assets                            2.90%             1.98%            1.93%
ALL to NPL's                     39.05%            49.79%           54.47%

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


                   Allocation of the Allowance for Loan Losses
                             (dollars in thousands)

                  March 31,                March 31,               Dec 31,
                    2002                     2001                   2001
                   Amount      Percent     Amount       Percent    Amount      Percent
                   ------        of        ------         of       -------       of
                                loans                    loans                  loans
                                 to                       to                     to
                                total                    total                  total
                                loans                    loans                  loans
                                -----                    -----                  -----

Commercial,
financial
& agricultural    $1,150        13.71%     1,200        15.08%        972        14.65%

Commercial
real estate        4,600        48.63%     3,250        43.68%      4,158        47.59%

Real Estate:

  Construction       546        12.15%       360        11.56%        503        11.22%

  Residential      1,090        19.25%     1,420        22.28%      1,078        20.05%

  Home equity
       lines         165         3.66%       142         4.32%        178         3.70%


Consumer             190         2.26%       140         2.69%        162         2.44%

Credit card           83         0.34%        52         0.39%         93         0.35%

Loan
commitments          141                     147                     144

Not
specifically
allocated            360                     528                      704
                  ------                  ------                   ------

Total             $8,325       100.00%    $7,239       100.00%     $7,992       100.00%

allowance

Allowance for credit        1.34%                  1.25%                   1.32%
loss as a percentage
of total loans

Period end loans        $620,157               $577,807                $605,287

While there exists probable asset quality problems in the loan portfolio, including loans acquired in the BLBNA purchase, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at March 31, 2002. In the time period since the purchase of BLBNA, management has undertaken extensive efforts to identify and evaluate problem loans stemming from the BLBNA acquisition. Although no assurance can be given, management feels that the majority of these problem loans associated with BLBNA have been identified. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collectibility.

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

Non-performing assets at March 31, 2002 were $24.7 million compared to $16.3 million at December 31, 2001. Other real estate owned totaled $1.1 million and consisted of three residential and seven commercial properties. In addition, investment in Arborview, an operating subsidiary of the Company, totals $2.3 million at March 31, 2002. Non-accrual loans represented $16.0 million of the total of non-performing assets, of which $2.7 million was acquired by the Company with the BLBNA acquisition. Real estate non-accrual loans accounted for $14.8 million of the total, of which $3.3 million was residential real estate and $11.5 million was commercial real estate, while commercial and industrial non-accruals accounted for $934,000. Loans past due over 90 days totaled $599,000 and consisted of one commercial real estate credit. This credit was transferred to the Company in mid-April 2002 as a result of a deed in lieu of foreclosure and a subsidiary was formed to operate the business. The business is currently available for sale.

Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans, except for one commercial credit totaling $5.4 million. These credits are in the process of a workout and it is anticipated that the specific reserve applied to this loan (approximately $1.2 million) will be sufficient to cover the entire amount of potential loss. $4.7 million of troubled debt restructured loans existed at March 31, 2002 and December 31, 2001. Approximately $3.5 million of troubled debt restructured loans at March 31 consists of two commercial real estate credits which were granted various payment concessions and had experienced past cashflow problems. These credits were current at March 31, 2002. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result, the ratio of non performing loans to total loans at March 31, 2002 was 3.4% compared to 2.4% at 2001 year end. The Company's ALL was 39.1% of total non-performing loans at March 31, 2002 compared to 54.4% at end of year 2001.

Potential problem loans at March 31, 2002 are restricted to one commercial borrower with credits aggregating approximately $465,000. Potential problem loans totaled $10.5 million at December 31, 2001. The commercial loan customer is undergoing management changes and, as a result, has experienced liquidity problems. This credit was not current at March 31, 2002, and continues to be monitored for future performance as management change is now in place. Management's evaluation of the borrower's existing collateral supports an expectation of full recovery even in the event of liquidation, regardless of future performance, consummation of a business combination transaction or potential default.

Investment Portfolio

At March 31, 2002, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $4.9 million, or 2.9%, to $172.0 million from $167.1 million at December 31, 2001. At March 31, 2002, the investment portfolio represented 20.2% of total assets compared with 19.8% at December 31, 2001.

Securities held to maturity and securities available for sale consist of the following:

                                      At March 31, 2002
                                      (dollars in thousands)

                          Amortized     Gross         Gross         Estimated
                          Cost          Unrealized    Unrealized    Market Value
                                        Gains         Losses
Securities held to
maturity

Obligations of
states & political
subdivisions              $ 19,936         $ 289            $ 10        $ 20,215

Securities
available for sale

Obligations  of U.S.         25,605            941           138          26,408
Treasury & other
U.S. Agencies

Mortgage-backed              70,326          1,316           126          71,516
securities

Obligations of               33,900          1,078            15          34,963
states & political
subdivisions

Equity securities            19,186                                       19,186

Total securities          $ 149,017         $3,335         $ 279        $152,073
available for sale




                              At December 31, 2001
                             (dollars in thousands)

                        Amortized      Gross          Gross          Estimated
                        Cost           Unrealized     Unrealized     Market Value
                                       Gains          Losses

Securities held to
maturity

Obligations of          $ 22,205       $    216       $     23       $ 22,398
states & political
subdivisions

Securities
available for sale

Obligations  of U.S.    $ 21,505       $  1,235       $      0       $ 22,740
Treasury & other
U.S. Agencies

Mortgage-backed           73,183          1,359            194         74,348
securities


Obligations of            32,639            889             24         33,504
states & political
subdivisions

Equity securities         14,303                                       14,303

Total securities        $141,630       $  3,483       $    218       $144,895
available for sale




At March 31, 2002, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands):




                   Securities held to Maturity     Securities Available for Sale
                   ---------------------------     -----------------------------

                      Amortized Cost  Market Value     Amortized Cost   Market Value
                      --------------  ------------     --------------   ------------

Within 1 year           $  1,515        $  1,523          $ 27,781         $ 27,907

After 1 but                9,642           9,825            84,734           87,061
within 5 years

After 5 but                3,191           3,277            21,525           21,981
within 10 years

After 10 years             5,588           5,590            13,541           13,688

Equity                         0               0             1,436            1,436
securities

Total                   $ 19,936        $ 20,215          $149,017         $152,073


Deposits

Total deposits at March 31, 2002 decreased $19.0 million, or 2.8%, to $650.8 million from $669.9 million at December 31, 2001. Non-interest bearing deposits at March 31, 2002 decreased $9.1 million, or 11.9%, to $67.0 million from $76.1 million at December 31, 2001. Interest-bearing deposits at March 31, 2002 decreased $9.9 million, or 1.7%, to $583.9 million from $593.8 million at December 31, 2001. Interest-bearing transaction accounts (NOW deposits) decreased $5.7 million, primarily in public fund deposits. Savings deposits decreased $10.4 million, or 4.8%, to $208.3 million at March 31, 2002, when compared to $218.7 million at December 31, 2001. Time deposits (including time, $100,000 and over and other time) increased $6.1 million (includes increase of $11.7 million in time deposits over $100,000), or 1.9%, to $331.5 million at March 31, 2002, when compared to $325.4 million at December 31, 2001. Brokered CD's totaled $63.7 million at March 31, 2002 compared to $47.6 million at December 31, 2001. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's expansion into new markets in recent years, this effect has been reduced as additional branch facilities in less seasonal locations have provided deposit growth and seasonal stability.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2001 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2002 as an additional source of funds to provide for loan growth.

Short Term Borrowings and Other Borrowings

Short-term borrowings at March 31, 2002 consist of federal funds purchased, securities under agreements to repurchase, and advances from the Federal Home Loan Bank ("FHLB"). Total short-term borrowings at March 31, 2002 increased $41.2 million to $44.1 million from $2.8 million at December 31, 2001. Customer repurchase agreements were approximately the same at March 31, 2002 and December 31, 2001 totaling $2.8 million. FHLB advances increased from $0 at December 31, 2001 to $10 million at March 31, 2002. Federal funds purchased increased from $0 at December 31, 2001 to $31.3 million at March 31, 2002 accounting for the balance of the decrease in the balance of short-term borrowings. These have increased as a result of loan growth and a decline in deposits for the first quarter.

Other borrowings consist of term loans with FHLB. These borrowings totaled $75 million at March 31, 2002 compared to $90 million at December 31, 2001.

Typically, short-term borrowings and other borrowings increase in order to fund growth in the loan portfolio. Although total borrowings increased during the quarter, the Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.


Long Term Debt

Long-term debt of $106,000 at March 31, 2002 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust subsidiary of the Company. The aggregate principal amount of the debentures due 2031, to the trust subsidiary is $16,597,940. For additional details, please make reference to the Consolidated Financial Statements and the accompanying footnotes on the Company's Form 10-K for the year 2001.


Liquidity

Liquidity management refers to the ability of the Company to ensure that cash is available to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $900,000 for the first quarter of 2002 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $1.8 million in the first quarter of 2002.

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

Maturing investments have been a primary source of liquidity at the Bank. For the quarter ended March 31, 2002, principal payments totaling $20.8 million were received on investments. These proceeds in addition in other Company cash were used to purchase $26.0 million in investments for the quarter. At March 31, 2002, the carrying or book value of investment securities maturing within one year amounted to $29.4 million or 17.1% of the total investment securities portfolio. This compares to a 12.3% level for investment securities with one year or less maturities as of December 31, 2001. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first quarter of 2002 totaled $20.8 million. At March 31, 2002, the investment portfolio contained $97.9 million of U.S. Treasury and federal agency backed securities representing 56.9% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized at March 31, 2002 amounting to $2.0 million.

Deposit growth is typically another source of liquidity for the Bank. As a financing activity reflected in the March 31, 2002 Consolidated Statements of Cash Flows, deposits declined and resulted in $19.0 million of cash outflow during the first quarter of 2002. The Company's overall deposit base decreased 2.8% for the quarter ended March 31, 2002. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $167.0 million, or 26.9%, of loans maturing within one year.

Within the classification of short-term borrowings and other borrowings at March 31, 2002, federal funds purchased and securities sold under agreements to repurchase totaled $44.1 million compared to $2.8 million at the end of 2001. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total $85.0 million at March 31, 2002, compared to $90.0 million at the end of 2001.

The Bank's liquidity resources were sufficient in the first quarter of 2002 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in 2002, management expects deposit growth, including brokered CD's, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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



                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                              AS OF March 31, 2002


                                              Within          Four to        Seven to      One Year       Over
                                               Three            Six           Twelve       To Five        Five
                                              Months           Months         Months        Years        Years       Total
                                              ------           ------         ------        -----        -----       -----
(In thousands)
Earning assets:
  Investment securities                       $ 28,528        $  2,984       $  4,382      $ 96,760    $ 45,824    $178,478
  Loans and leases
     Variable rate                             286,470           7,251         15,001        21,982           0     330,704
     Fixed rate                                 42,115          24,661         48,545       154,920       3,639     273,880
                                              --------        --------       --------      --------    --------    --------
  Total loans and leases                      $328,585        $ 31,912       $ 63,546      $176,902      $3,639    $273,880
                                              --------        --------       --------      --------    --------    --------
Total earning assets                          $357,113        $ 34,896       $ 67,928      $273,662    $ 49,463    $783,062
                                              ========        ========       ========      ========    ========    ========
Interest bearing liabilities:
  NOW Accounts                                $ 11,013        $      0       $      0      $ 33,041    $      0    $ 44,054
  Savings Deposits                             168,605               0              0        39,689           0     208,294
  Time Deposits                                115,015          39,525         74,619       102,368           0     331,527
  Borrowed Funds                                74,068          10,000             52        35,054           0     119,174
  Trust Preferred Stock                              0               0              0             0      16,100      16,100
                                              ========        ========       ========      ========    ========    ========
Total interest bearing                        $368,701        $ 49,525       $ 74,671      $210,152    $ 16,100    $719,149
                                              ========        ========       ========      ========    ========    ========
  Liabilities

Interest sensitivity gap (within              $(11,588)       $(14,629)      $ (6,743)     $ 63,510    $ 33,363    $ 63,913
periods)
Cumulative interest sensitivity gap           $(11,588)       $(26,217)      $(32,960)     $ 30,550    $ 63,913

Ratio of cumulative interest                   - 1.48%         - 3.35%        - 4.21%         3.90%       8.16%
  Sensitivity gap to rate
  Sensitive assets
Ratio of rate sensitive assets                  96.86%          70.46%         90.97%       130.22%     307.22%
  To rate sensitive
  Liabilities
Cumulative ratio of rate                        96.86%          93.73%         93.31%       104.35%     108.89%
  Sensitive assets to rate
  Sensitive liabilities


In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations indicated that net interest income would increase by approximately 3.9% if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 8.5% if rates fell by a 100 basis point shock under these scenarios for the period ended March 31, 2003. This result was within the policy limits established by the Company.

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


Capital Resources

Shareholders' equity at March 31, 2002 increased $839,000 or 1.4% to $60.0 million, compared with $59.1 million at end of year 2001. This increase includes a change of $137,000 to capital in 2002 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $1.0 million or 1.7% for the period between March 31, 2002 and December 31, 2001.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 24% of Company's Common Stock participate in the plan.

In 2001, the Company completed a Trust Preferred Security offering in the amount of $16.1 million to enhance regulatory capital and to add liquidity. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of the Trust Preferred Securities qualify as Tier 1 Capital. As of March 31, 2002, $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

Cash dividends paid for the first quarter of 2002 were $0.12 per share compared with $0.11 in the first quarter of 2001. The Company provided a 9.1% increase in normal dividends per share in 2002 over 2001 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the open market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first quarter of 2002.

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

The Federal Reserve Board has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory -and possible additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

At March 31, 2002 and December 31, 2001, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of March 31, 2002 and December 31, 2001:

  (dollars in thousands)


                                                                                        To Be Well
                                                                                        Capitalized
                                                                                        Under Prompt
                                                               For Capital              Corrective
                                       Actual                  Adequacy                 Action
                                       ------                  Purposes                 Provisions
                                                               --------                 ----------
                                       Amount       Ratio      Amount        Ratio      Amount       Ratio
                                       ------       -----      ------        -----      ------       -----
As of March 31, 2002
  Total Capital (to
  Risk Weighted Assets)
    Company                            77,356      11.25%      55,013        8.00%      68,766      10.00%
    Bank                               73,602      10.73%      54,887        8.00%      68,609      10.00%
  Tier 1 Capital(to
  Risk Weighted Assets)
    Company                            69,031      10.04%      27,507        4.00%      41,260       6.00%
    Bank                               65,277       9.51%      27,444        4.00%      41,165       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                            69,031       8.21%      33,640        4.00%     N/A         N/A
    Bank                               65,277       7.76%      33,640        4.00%      42,051       5.00%

As of December 31, 2001
  Total Capital (to
  Risk Weighted Assets)
    Company                            76,044      11.34%      53,663        8.00%      67,144      10.00%
    Bank                               72,022      10.73%      53,715        8.00%      67,144      10.00%
  Tier 1 Capital(to
  Risk Weighted Assets)
    Company                            68,052      10.15%      26,831        4.00%      40,286       6.00%
    Bank                               64,030       9.54%      26,858        4.00%      40,286       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                            68,052       8.24%      33,032        4.00%     N/A         N/A
    Bank                               64,030       7.75%      33,032        4.00%      41,290       5.00%

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

As of March 31, 2002, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2001, as described in the Company's 2001 Form 10-K Annual Report.

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

None

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

                                                        BAYLAKE CORP.
                                          --------------------------------------



Date:     May 13, 2002                      /s/      Thomas L. Herlache
     ----------------------               --------------------------------------
                                                     Thomas L. Herlache
                                                     President (CEO)


Date:     May 13, 2002                      /s/      Steven D. Jennerjohn
     ----------------------               --------------------------------------
                                                     Steven D. Jennerjohn
                                                     Treasurer (CFO)