Form 10-Q
period 2002-06-30
BAYLAKE CORP
filed 2002-08-14
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   JUNE 30, 2002
                              ------------------


                                       OR


            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               --------------------      -----------------------

Commission file number                      0-8679
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


                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of August 12, 2002: 7,471,576 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                     INDEX



PART 1 - FINANCIAL INFORMATION                                                                           PAGE NUMBER
                                                                                                         -----------


         Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002
            and December  31, 2001                                                                          3 - 4

         Consolidated Statements of Income for the three and
             six months ended June 30, 2002 and 2001                                                          5

         Consolidated Statements of Comprehensive Income for the three
            and six months ended June 30, 2002 and 2001                                                       6

         Consolidated Statements of Cash Flows for the six months ended                                     7 - 8
            June 30, 2002 and 2001

         Notes to Consolidated Condensed Financial Statements                                                 9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                              10 - 39

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  39



PART II - OTHER INFORMATION                                                                                40 - 41

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matter to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K


         Signatures                                                                                           42


EXHIBIT INDEX                                                                                              40 - 41

                Exhibit 11  Statement re:  computation of per share earnings                                  43
                Exhibit 15  Letter re:  unaudited interim financial information                               44
                Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350                              45 - 46

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002         2001
                                                               ---------   ------------
                                ASSETS
                                ------

Cash and due from banks                                        $  19,531    $  24,033
Federal funds sold                                                     0        4,452
                                                               ---------    ---------
Cash and cash equivalents                                         19,531       28,485
Investment securities available for sale (at market)             142,297      144,895
Investment securities held to maturity (market
     value $20,083 and $22,398, at June 30, 2002
     and December 31, 2001, respectively)                         19,713       22,205
Loans held for sale                                                  534        2,428
Loans                                                            631,220      605,287
     Less:  Allowance for loan losses                              8,732        7,992
                                                               ---------    ---------
Loans, net of allowance for loan losses                          622,488      597,295
Bank premises and equipment                                       24,670       21,792
Federal Home Loan Bank stock  (at cost)                            6,548        6,376
Accrued interest receivable                                        5,131        5,112
Income taxes receivable                                              404        1,673
Deferred income taxes                                              1,353        2,048
Goodwill                                                           4,969        4,969
Other Assets                                                      21,326        8,513
                                                               ---------    ---------
     Total Assets                                              $ 868,964    $ 845,791
                                                               =========    =========

                              LIABILITIES
                              -----------

Domestic deposits
     Non-interest bearing                                      $  82,498    $  76,051
     Interest bearing
          NOW                                                     52,881       49,709
          Savings                                                197,740      218,736
          Time,  $100,000 and over                               172,177      137,148
          Other time                                             183,509      188,246
                                                               ---------    ---------

              Total interest bearing                             606,307      593,839

              Total deposits                                     688,805      669,890

Short-term borrowings
     Federal funds purchased, repurchase
     Agreements,  and Federal Home Loan
     Bank advances                                                20,023        2,837
Accrued expenses and other liabilities                             6,247        6,779
Dividends payable                                                      0          897
Other borrowings                                                  75,000       90,000
Long-term debt                                                       106          158
Guaranteed preferred beneficial interest in the
     company's junior subordinated debt                           16,100       16,100
                                                               ---------    ---------
              Total  liabilities                                 806,281      786,661
                                                               ---------    ---------

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002         2001
                                                               ---------   ------------

                         SHAREHOLDERS' EQUITY
                         --------------------

Common stock,$5 par value: authorized 10,000,000
     Shares;  issued 7,494,735 shares as of June 30, 2002
     And 7,494,733 as of December 31, 2001; outstanding
     7,471,576 as of June 30, 2002 and 7,471,575 as of
     December 31, 2001                                            37,474       37,474
Additional paid-in capital                                         7,319        7,319
Retained earnings                                                 15,113       12,843
Treasury stock                                                      (625)        (625)
Net unrealized gain on securities available                        3,402        2,119
                                                               ---------    ---------
     For sale, net of tax of $1,841 as of June 30, 2002
     And $1,146 as of December 31, 2001
     Total shareholders' equity                                   62,683       59,130
                                                               ---------    ---------
             Total liabilities and shareholders' equity        $ 868,964    $ 845,791
                                                               =========    =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                          -----------------   ----------------
                                                            2002      2001     2002       2001
                                                          -------   -------   -------   -------
Interest income
    Interest and fees on loans                            $10,887   $12,800   $21,321   $25,739
    Interest on investment securities
        Taxable                                             1,609     1,703     3,191     3,416
        Exempt from federal income taxes                      666       653     1,354     1,302
    Other interest income                                       4         9        16         9
                                                          -------   -------   -------   -------

            Total interest income                          13,166    15,165    25,882    30,466
                                                          -------   -------   -------   -------

Interest expense
    Interest on deposits                                    4,212     6,471     8,595    12,943
    Interest on short-term borrowings                         180       316       306     1,133
    Interest on other borrowings                              726     1,263     1,542     2,789
    Interest on long-term debt                                  2         4         3         8
    Interest on guaranteed preferred
      beneficial interest in the company's junior
      subordinated debt                                       412       398       823       595
                                                          -------   -------   -------   -------

             Total interest expense                         5,532     8,452    11,269    17,468
                                                          -------   -------   -------   -------

 Net interest income                                        7,634     6,713    14,613    12,998
 Provision for loan losses                                    546       448     1,046       650
                                                          -------   -------   -------   -------

    Net interest income after provision for Loan losses     7,088     6,265    13,567    12,348
                                                          -------   -------   -------   -------


Other income
   Fees from fiduciary activities                             143       145       324       295
   Fees from loan servicing                                   219       384       492       580
   Fees for other services to customers                       907       738     1,983     1,336
   Gains from sales of loans                                  179       251       444       364
   Other income                                               685       146       776       221
                                                          -------   -------   -------   -------

             Total other income                             2,133     1,664     4,019     2,796
                                                          -------   -------   -------   -------

Other expenses
    Salaries and employee benefits                          3,563     3,007     6,805     5,934
    Occupancy expense                                         572       438     1,015       868
    Equipment expense                                         399       355       785       706
    Data processing and courier                               252       243       507       479
    Operation of other real estate                             66       140       210       164
    Other operating expenses                                1,221     1,275     2,455     2,201
                                                          -------   -------   -------   -------

             Total other expenses                           6,073     5,458    11,777    10,352
                                                          -------   -------   -------   -------

             Income before income taxes                     3,148     2,471     5,809     4,792

Income tax expense                                            958       722     1,746     1,431
                                                          -------   -------   -------   -------

Net Income                                                $ 2,190   $ 1,749   $ 4,063   $ 3,361
                                                          =======   =======   =======   =======

Basic earnings per common share (1)                       $  0.29   $  0.23   $  0.54   $  0.45
Diluted earnings per common share (1)                     $  0.28   $  0.23   $  0.53   $  0.44
Cash dividends per share                                  $  0.12   $  0.11   $  0.24   $  0.22

(1) Based on 7,471,576 average shares outstanding in 2002 and 7,464,337 in 2001.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (Dollars in thousands)

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                        ------------------       ----------------
                                                         2002        2001        2002        2001
                                                        ------      ------      ------      ------
Net Income                                              $2,190      $1,749      $4,063      $3,361
                                                        ------      ------      ------      ------

Other comprehensive income, net of tax:


Unrealized gains (losses) on securities:
   Unrealized gains (losses) arising during period       1,420         112       1,283       1,621
                                                        ------      ------      ------      ------
Comprehensive income                                    $3,610      $1,861      $5,346      $4,982
                                                        ======      ======      ======      ======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)



                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                -----------------------
                                                                                  2002             2001
                                                                                --------       --------
Cash flows from operating activities:
    Interest received from:
       Loans                                                                    $ 21,131       $ 24,987
       Investments                                                                 4,555          4,869
Fees and service charges                                                           3,686          2,534
Interest paid to depositors                                                       (9,180)       (12,972)
Interest paid to others                                                           (2,776)        (4,774)
Cash paid to suppliers and employees                                             (11,011)        (9,930)
Income taxes paid                                                                   (477)        (1,474)
                                                                                --------       --------
       Net cash provided by operating activities                                   5,928          3,240
Cash flows from investing activities:
    Principal payments received on investments                                    42,112         11,273
    Purchase of investments                                                      (30,798)       (13,086)
    Purchase of insurance contracts                                              (13,000)             0
    Proceeds from sale of other real estate owned                                  1,305          1,056
    Loans made to customers in excess of principal collected                     (24,828)       (39,645)
    Capital expenditures                                                          (3,582)          (415)
                                                                                --------       --------
         Net cash used in investing activities                                   (28,791)       (40,817)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW accounts,
       and savings Accounts                                                      (11,376)        (2,309)
     Net increase (decrease) in short term borrowing                              17,187        (67,654)
     Net increase (decrease) in time deposits                                     30,293         77,425
     Proceeds from other borrowings and long-term debt                           (15,000)        35,000
     Payments on other borrowings and long term debt                                 (53)       (22,753)
     Proceeds from issuance of common stock                                            0            211
     Proceeds from issuance of trust preferred securities                         16,100              0
     Dividends paid                                                               (2,690)        (2,462)
                                                                                --------       --------
          Net cash provided by financing activities                               18,361         33,558
                                                                                --------       --------
Net increase (decrease) in cash and cash equivalents                              (4,502)        (4,019)
Cash and cash equivalents, beginning                                              24,033         21,695
                                                                                --------       --------
Cash and cash equivalents, ending                                               $ 19,531       $ 17,676
                                                                                ========       ========

                                                                                        JUNE 30,
                                                                                -----------------------
                                                                                  2002            2001
                                                                                --------       --------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                      $  4,063       $  3,361

Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                                 811            783
        Provision for losses on loans and real estate owned                        1,046            650
        Amortization of premium on investments                                       103             89
        Accretion of discount on investments                                         (69)           (75)
        Cash surrender value increase                                                (42)           (27)
        Gain from disposal of ORE                                                     67            (25)
        Gain on sale of loans                                                       (444)          (364)
        Proceeds from sale of loans held for sale                                 33,821         39,442
        Originations of loans held for sale                                      (33,377)       (39,078)
        Equity in income of service center                                          (138)          (118)
        Gain from disposal of fixed assets                                          (107)             0
        Amortization of goodwill                                                       0            243
        Amortization of mortgage servicing rights                                    176             80
        Mortgage servicing rights booked                                             (91)          (168)
        Deferred compensation                                                        128            114
        Changes in assets and liabilities:
            Interest receivable                                                      (19)          (503)
            Prepaids and other assets                                               (620)          (917)
            Unearned income                                                           11              9
            Interest payable                                                        (688)          (278)
            Taxes payable                                                          1,268            (42)
            Other liabilities                                                         29             64
                                                                                --------       --------

Total adjustments                                                                  1,865           (121)
                                                                                --------       --------

Net cash provided by operating activities                                       $  5,928       $  3,240
                                                                                ========       ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2001 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of June 30, 2002 and December 31, 2001. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year.


2. The market value of investment securities, by type, held by Baylake Corp. are as follows:



                                                      JUNE 30,     DECEMBER 31,
                                                       2002           2001
                                                      --------     -----------
                                                       (dollars in thousands)
Investment securities held to maturity:

Obligations of state and political subdivisions       $ 19,713      $ 22,205
                                                      --------      --------

Investment securities held to maturity                $ 19,713      $ 22,205
                                                      --------      --------

Investment securities available for sale:

U.S. Treasury and other U.S. government agencies      $ 25,230      $ 22,740
Obligations of states and political subdivisions        36,664        33,504
Mortgage-backed securities                              75,023        74,348
Other                                                    5,380        14,303
                                                      --------      --------

Investment securities available for sale              $142,297      $144,895
                                                      ========      ========

3.       At June 30, 2002 and December 31, 2001, loans were as follows:


                                                          JUNE 30,      DECEMBER 31,
                                                            2002           2001
                                                         ---------      -----------
                                                           (dollars in thousands)
Commercial, financial and agricultural                   $ 391,792       $ 377,034
Real estate - construction                                  81,632          67,939
Real estate - mortgage                                     141,974         143,748
Installment                                                 16,158          16,890
Less:  Deferred loan origination fees, net of costs           (336)           (324)
                                                         ---------       ---------
                                                         $ 631,220       $ 605,287
Less allowance for loan losses                              (8,732)         (7,992)
                                                         ---------       ---------

Net loans                                                $ 622,488       $ 597,295
                                                         =========       =========




4. Baylake Corp. declared a cash dividend of $0.12 per share payable on June 14, 2002 to shareholders of record as of June 3, 2002.

                         PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and six months ended June 30, 2002 and 2001 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at June 30, 2002, since that amount, if any, is not estimable.


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

Results of Operations

For the three months ended June 30, 2002, earnings increased $441,000, or 25.2%, to $2.2 million from $1.75 million for the second quarter last year. Basic operating earnings per share of $0.29 was reported for the quarter ended June 30, 2002 compared to $0.23 for the same period last year, an improvement of 26.1%. On a fully diluted basis, the Company recorded $0.28 per share for the second quarter in 2002 and $0.23 for the same period in 2001.

                                     TABLE 1
                          Summary results of operations
                     ($ in Thousands, except per share data)

----------------------------------------------------------------------------------------------------------
                                     Three months       Three months       Six months         Six months
                                        ended              ended             ended              ended
                                    June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
----------------------------------- -------------      -------------      -------------      -------------
Net income, as reported                 2,190              1,749              4,063              3,361
----------------------------------------------------------------------------------------------------------
Net income, as adjusted (1)             2,190              1,870              4,063              3,604
----------------------------------------------------------------------------------------------------------
EPS-basic, as reported                   0.29               0.23               0.54               0.45
----------------------------------------------------------------------------------------------------------
EPS-basic, as adjusted (1)               0.29               0.25               0.54               0.48
----------------------------------------------------------------------------------------------------------
EPS-diluted, as reported                 0.28               0.23               0.53               0.44
----------------------------------------------------------------------------------------------------------
EPS-diluted, as adjusted (1)             0.28               0.25               0.53               0.47
----------------------------------------------------------------------------------------------------------
Return on average
assets, as reported                      1.02%              0.87%              0.96%              0.86%
----------------------------------------------------------------------------------------------------------
Return on average
assets, as adjusted (1)                  1.02%              0.94%              0.96%              0.92%
----------------------------------------------------------------------------------------------------------
Return on average
equity, as reported                     14.38%             12.61%             13.52%             12.35%
----------------------------------------------------------------------------------------------------------
Return on average
equity, as adjusted (1)                 14.38%             13.48%             13.52%             13.25%
----------------------------------------------------------------------------------------------------------
Efficiency ratio, as reported           60.07%             62.64%             60.93%             62.87%
----------------------------------------------------------------------------------------------------------
Efficiency ratio, as
adjusted (1), (2)                       60.07%             61.25%             60.93%             61.40%
----------------------------------------------------------------------------------------------------------

(1) Selected 2001 financial data has been adjusted to exclude the amortization of goodwill affected by SFAS 142.

(2) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net.

The annualized return on average assets and return on average equity for the three months ended June 30, 2002 were 1.02% and 14.38%, respectively, compared to 0.87% and 12.61%, respectively, for the same period a year ago.

The increase in net income for the period is primarily due to improved net interest income after provision for loan losses and an increase in other income offset to a lesser extent by increased other expenses and income tax expense.

For the six months ended June 30, 2002, net income increased $702,000, or 20.9%, to $4.1 million from $3.4 million for the first six months of 2001. The change in net income is due for the same reasons as listed above. Basic operating earnings per share increased to $0.54 for the first six months of 2002 compared to $0.45 for the six months ended June 30, 2001, an increase of 20.0%. On a fully diluted basis, the Company recorded $0.53 per share for the first six months of 2002 and $0.44 for the same period in 2001.

Cash dividends declared in the first six months of 2002 increased 9.1% to $0.24 per share compared with $0.22 for the same period in 2001.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 79.9% of total operating income for the first six months of 2002, as compared to 83.4% for the first six months of 2001. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended June 30, 2002 increased $927,000, or 13.2%, to $8.0 million from $7.1 million for the same period a year ago. As a result of a lower interest rate environment, total interest income for the second quarter of 2002 decreased $2.0 million, or 12.9%, to $13.5 million from $15.5 million for the second quarter of 2001, while interest expense in the second quarter of 2002 decreased $2.9 million, or 34.6%, to $5.5 million when compared to $8.5 million in the second quarter of 2001. The increase in net interest income between these two quarterly periods occurred partially as a result of growth in the average volume of interest earning assets and non-interest bearing deposits offset to a lesser extent by an increase in interest paying liabilities. In addition, lower funding costs from deposits and other wholesale funding sources relative to rates earned on earning assets such as loans and investments also contributed to an improvement in net interest income.

For the three months ended June 30, 2002, average earning assets increased $48.4 million, or 6.5%, when compared to the same period last year. The Company recorded an increase in average loans of $37.7 million, or 6.4%, for the second quarter of 2002 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased for the quarter ended June 30, 2002 when compared to the same period a year ago. The interest rate spread increased 40 basis points to 3.77% at June 30, 2002 from 3.37% in the same quarter in 2001. While the average yield on earning assets decreased 153 basis points during the period, the average rate paid on interest-bearing liabilities decreased 193 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

                                     TABLE 2
             Net Interest Income Analysis on a Tax-equivalent basis
                                ($ in Thousands)

-------------------------- ----------------------------------------- ----------------------------------------
                           Six months ended June 30, 2002            Six months ended June 30, 2001
-------------------------- ----------------------------------------- ----------------------------------------
                           Average       Interest       Average      Average       Interest      Average
                           Balance       Income/        Yield/       Balance       Income/       Yield/
                                         Expense        Rate                       Expense       Rate
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
ASSETS
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Earning Assets:
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Loans, net (1)(2)(3)           $619,508                                  $578,624
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Less: non-accrual loans         (13,749)                                   (9,762)
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Loans, net                      605,759        $21,320        7.10%       568,862       $25,739        9.12%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Investments                     178,016          5,241        5.94%       161,800         5,389        6.72%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Other earning assets              1,972             18        1.84%           712             9        2.55%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total earning assets           $785,747        $26,579        6.82%      $731,374       $31,137        8.59%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------

-------------------------- ----------------------------------------- ----------------------------------------
                           Six months ended June 30, 2002            Six months ended June 30, 2001
-------------------------- ----------------------------------------- ----------------------------------------
                           Average       Interest       Average      Average       Interest      Average
                           Balance       Income/        Yield/       Balance       Income/       Yield/
                                         Expense        Rate                       Expense       Rate
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Allowance for loan losses        (8,412)                                   (7,999)
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Non-accrual loans                13,749                                     9,762
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Cash and due from banks          16,762                                    15,186
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Other assets                     45,102                                    42,321
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total assets                   $852,948                                  $790,644
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
LIABILITIES AND
STOCKHOLDERS EQUITY
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Interest bearing
liabilities
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Interest bearing
deposits, excluding time
more than $100M                $438,103         $5,502        2.53%      $431,146       $10,416        4.87%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Time deposits more than
$100M                           152,928          3,093        4.08%        85,065         2,527        5.99%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total interest  bearing
deposits                       $591,031         $8,595        2.93%      $516,211       $12,943        5.06%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Short-term borrowings            30,808            306        2.00%        43,097         1,216        5.69%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Other borrowings                 77,923          1,545        4.00%        97,286         2,714        5.63%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Trust preferred
securities                       16,100            823       10.31%        12,008           595        9.99%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total interest bearing
liabilities                    $715,862        $11,269        3.17%      $668,602       $17,468        5.27%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Demand deposits                  69,257                                    60,188
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Accrued expenses and
other liabilities                 7,233                                     6,986
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Stockholders' equity             60,596                                    54,868
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total liabilities and
stockholders' equity           $852,948                                  $790,644
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Interest rate spread                           $15,310        3.65%                     $13,669        3.32%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Contribution of free
funds                                                         0.28%                                    0.45%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Net interest margin                                           3.93%                                    3.77%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------


                               TABLE 2 (continued)

             Net Interest Income Analysis on a Tax-equivalent basis
                                ($ in Thousands)

-------------------------- ----------------------------------------- ----------------------------------------
                           Three months ended June 30, 2002          Three months ended June 30, 2001
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
                           Average       Interest       Average      Average       Interest      Average
                           Balance       Income/        Yield/       Balance       Income/       Yield/
                                         Expense        Rate                       Expense       Rate
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
ASSETS
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Earning Assets:
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Loans, net (1)(2)(3)           $625,799                                  $588,132
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Less:non-accrual loans          (15,535)                                  (10,103)
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Loans, net                      610,264        $10,887        7.16%       578,029       $12,800        8.88%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Investments                     179,769          2,618        5.84%       162,779         2,694        6.64%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Other earning assets                425              4        3.78%         1,269             8        2.53%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total earning assets           $790,458        $13,509        6.85%      $742,077       $15,502        8.38%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Allowance for loan losses       (8,597)                                   (7,367)
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Non-accrual loans                15,535                                    10,103
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Cash and due from banks          16,900                                    15,478
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Other assets                     44,428                                    41,580
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total assets                   $858,724                                  $801,871
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
LIABILITIES AND
STOCKHOLDERS EQUITY
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Interest bearing
liabilities
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Interest bearing
deposits, excluding time
more than $100M                 $430,549         $2,622        2.44%      $432,154        $4,960        4.60%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Time deposits more than
 $100M                          162,259          1,590        3.93%       106,066         1,511        5.71%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total interest bearing
deposits                        592,808          4,212        2.85%      $538,220        $6,471        4.82%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Short-term borrowings            35,649            180        2.03%        26,740           315        4.72%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Other borrowings                 75,105            728        3.89%        95,388         1,267        5.33%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Trust preferred
securities                       16,100            412       10.26%        16,100           399        9.94%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total interest bearing
liabilities                    $719,662         $5,532        3.08%      $676,448        $8,452        5.01%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------

-------------------------- ----------------------------------------- ----------------------------------------
                           Three months ended June 30, 2002          Three months ended June 30, 2001
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
                           Average       Interest       Average      Average       Interest      Average
                           Balance       Income/        Yield/       Balance       Income/       Yield/
                                         Expense        Rate                       Expense       Rate
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Demand deposits                  70,623                                    62,372
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Accrued expenses and
other liabilities                 7,370                                     7,412
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Stockholders' equity             61,069                                    55,639
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Total liabilities and
stockholders' equity           $858,724                                  $801,871
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Interest rate spread                            $7,977        3.77%                      $7,050        3.37%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Contribution of free
funds                                                         0.28%                                    0.44%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------
Net interest margin                                           4.05%                                    3.81%
-------------------------- ------------- -------------- ------------ ------------- ------------- ------------


(1) The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented

(2)  Interest income includes net loan fees

(3) Nonaccrual loans and loans held for sale have been included in the average balances

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 2002 increased from 3.81% to 4.05% compared to the same period a year ago. The average yield on interest earning assets amounted to 6.85% for the second quarter of 2002, representing a decrease of 153 basis points from the same period last year. Total loan yields decreased 172 basis points to 7.16%, while total investment yields decreased 80 basis points to 5.84%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 197 basis points to 2.85% for the second quarter of 2002 when compared to the second quarter of 2001, while short-term borrowing costs decreased 269 basis points to 2.03% comparing the two periods. Other borrowing costs decreased 144 basis points to 3.89% during the same time period. These factors contributed to an increase in the Company's interest margin for the three months ended June 30, 2002 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.1% for the second quarter of 2002 compared with 92.5% for the same period in 2001. The ratio decreased slightly in 2002, primarily as a result of growth in earning assets offset to a slightly greater degree by an increase in non-accrual loans.

Net interest income on a tax equivalent basis for the six months ended June 30, 2002 increased $1.6 million, or 12.0%, to $15.3 million from $13.7 million for the same period a year ago. Total interest income for the six months ended June 30, 2002 decreased $4.6 million, or 14.6%, to $26.6 million from $31.1 million for the six months ended June 30, 2001, while interest expense decreased $6.2 million, or 35.5%, to $11.3 million when compared to $17.5 million for the six months ended June 30, 2001. Increase in net interest income between these two periods occurred primarily as a result of growth in the average volume of interest earning assets and non-interest bearing deposits offset to a lesser degree by an increase in interest paying liabilities and a decrease in the yield of earning assets.

For the six months ended, average-earning assets increased $54.4 million, or 7.4%, when compared to the same period last year. The Company recorded an increase in average loans of $40.9 million, or 7.1%, for the first six months of 2002 when compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

The interest rate spread increased for the six months ended June 30, 2002 when compared to the same period a year ago. The interest rate spread increased 40 basis points to 3.77% at June 30, 2002 from 3.37% in the same period in 2001. While the average yield on earning assets decreased 153 basis points during the period, the average rate paid on interest-bearing liabilities decreased 193 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

Net interest margin (on a federal tax-equivalent basis) for the six months ended June 30, 2002 increased from 3.77% to 3.93% compared to the same period a year ago. The average on interest earning assets amounted to 6.82% for the six months ended June 30, 2002, representing a decrease of 177 basis points from the same period last year. Total loan yields decreased 202 basis points to 7.10%, while total investment yields decreased 78 basis points to 5.94%, as compared to the same period a year ago. The Company's average cost on interest bearing deposit liabilities decreased 213 basis points to 2.93% for the first six months of 2002 when compared to the same period in 2001, while short-term borrowing costs decreased 369 basis points to 2.00%, comparing the two periods. Other borrowing costs decreased 163 basis points to 4.0% during the same time period. These factors contributed to an increase in the Company's interest margin for the six months ended June 30, 2002 compared to the same period a year ago.

The ratio of average earning assets to average total assets was 92.1% in the first six months of 2002 compared with 92.5% for the same period in 2001. The ratio decreased slightly in 2002, primarily as a result of growth in earning assets offset to a lesser degree by an increase in non-accrual loans.

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

The provision for loan losses for the three months ended June 30, 2002 increased $98,000 to $546,000 compared with $448,000 for the second quarter of 2001. For the six months ended June 30, 2002, the provision for loan losses increased $396,000 to $1.0 million compared with $650,000 for the same period last year. Management believes that the current allowance (giving effect to the increased provision) conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Possible Loan Losses" below.



Non-Interest Income

Total non-interest income increased $469,000, or 28.2%, to $2.1 million for the second quarter of 2002 when compared to the second quarter of 2001. This increase occurred as a result of increased fees on other customer services, and increased other income offset to a lesser degree by a decrease in gains from sales of loans and decreased fees from loan servicing.

                                     TABLE 3
                               NONINTEREST INCOME
                                ($ in Thousands)

---------------------- -------------- -------------- ------------- -------------- ------------- -------------
                           Second         Second         Percent       YTD            YTD           Percent
                           Quarter        Quarter        change        2002           2001          change
                            2002           2001
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Trust                            143            145        (1.4)%            324           295          9.8%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Service charges on
deposit accts                    698            474         47.3%          1,352           877         54.2%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Loan servicing fees              219            384       (43.0)%            492           580       (15.2)%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Brokerage commissions            165             98         68.4%            274           163         68.1%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Bank owned life
insurance income                  28             13        115.4%             42            27         55.6%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Non-bank subsidiary
income                           373             67        456.7%            425           118        260.2%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------

---------------------- -------------- -------------- ------------- -------------- ------------- -------------
                           Second         Second         Percent       YTD            YTD           Percent
                           Quarter        Quarter        change        2002           2001          change
                            2002           2001
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Gain on sales of                 179            251       (28.7)%            444           364         22.0%
loans
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Asset sales gains,               107              0            Na            107             0            Na
net
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Other                            221            232        (4.7)%            559           372         50.3%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Total                          2,133          1,664         28.2%          4,019         2,796         43.7%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------

Service charges on deposit accounts for the second quarter of 2002 showed an increase of $224,000, or 47.3%, over 2001 results, accounting for much of the improvement in fee income generated for other services to customers.

Other income increases consisted of a gain of $107,000 related to the sale of bank land not deemed necessary for development at this time. Another item contributing to other income increases was interest paid of $133,000 on previously amended tax returns which was received during the quarter. During the quarter, a purchase of $13 million in business owed life insurance ("BOLI") was made. Income from BOLI improved by $15,000 for the second quarter. In addition, revenues generated by the operation of Arborview LLC ("Arborview") (a recently formed subsidiary created to manage a community based residential facility) amounted to $202,000 for the second quarter.

Trust fees decreased $2,000, or 1.4%, in the second quarter of 2002 compared to the same quarter in 2001, primarily as a result of lowered market values on various trust accounts for which fees are assessed.

Loan servicing fees decreased $165,000 to $219,000 in the second quarter of 2002, when compared to the same quarter in 2001. The decrease in 2002 resulted from a decrease in commercial loan servicing income.

Gains on sales of loans in the secondary market decreased $72,000 to $179,000 in the second quarter of 2002, when compared to the same quarter in 2001, primarily as a result of decreased gains from sales of mortgage and commercial loans. Recent declines in interest rates have continue to stimulate mortgage production, including an increase in refinancing activity. Sales of loans for the three months ended June 30, 2002 decreased to $13.7 million, compared to $26.8 million for the same period a year earlier.

For the first six months of 2002, non-interest income increased $1.2 million, or 43.7%, to $4.0 million from $2.8 million for the same period a year ago. This includes revenues received from Arborview totaling $328,000 for the period.

Trust fee income increased $29,000, or 9.8%, to $324,000 for the first six months of 2002 compared to $295,000 for the same period in 2001 as a result of increased trust business.

For the first six months, service charges on deposit accounts increased $475,000, or 54.2%, to $1.4 million from $877,000 for the same period in 2001 as a result of better collection efforts and a recent price adjustment.

Loan servicing fees decreased $88,000, or 15.2%, to $492,000 for the first six months of 2002 compared to $580,000 for the same period in 2001.

Gains on sales of loans in the secondary market increased $80,000 to $444,000 for the first six months of 2002, when compared to the same period in 2001, primarily as a result of increased gains from sales of mortgage loans. Sales of loans for the six months ended June 30, 2002 decreased to $33.8 million, compared to $39.4 million for the same period a year earlier.



Non-Interest Expense

Non-interest expense increased $615,000, or 11.3%, for the three months ended June 30, 2002 compared to the same period in 2001. Salaries and employee benefits showed an increase of $556,000, or 18.5%, for the period as a result of additional staffing to operate newer facilities and regular salary and related benefit increases. Full time equivalent staff increased to 289 persons from 279 a year earlier. Increases in occupancy (amounting to $134,000 or 30.1%) and equipment expenses (amounting to $44,000 or 12.4%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.


                                     TABLE 4
                               NONINTEREST EXPENSE
                                ($ in Thousands)

---------------------- -------------- -------------- ------------- -------------- ------------- -------------
                       Second         Second         Percent       YTD            YTD           Percent
                       Quarter        Quarter        change        2002           2001          change
                        2002           2001
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Personnel                      3,563          3,007         18.5%          6,805         5,934         14.7%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Occupancy                        572            438         30.6%          1,015           868         16.9%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Equipment                        399            355         12.4%            785           706         11.2%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Data processing                  252            243          3.7%            507           479          5.8%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Supplies and printing            162            133         21.8%            291           219         32.9%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Business development/
Advertising                      209            189         10.6%            295           284          3.9%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
FDIC                              28             27          3.7%             57            53          7.5%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Goodwill amortization              0            121            Na              0           243            Na
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Amortization of MSR's             93             34        173.5%            176            80        120.0%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Legal and professional            83             98       (15.3)%            157           147          6.8%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Operation of other
real estate owned                 66            140       (52.9)%            210           164         28.0%

---------------------- -------------- -------------- ------------- -------------- ------------- -------------
                       Second         Second         Percent       YTD            YTD           Percent
                       Quarter        Quarter        change        2002           2001          change
                        2002           2001
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Other                            646            673        (4.0)%          1,479         1,175         25.9%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------
Total                          6,073          5,458         11.3%         11,777        10,352         13.8%
---------------------- -------------- -------------- ------------- -------------- ------------- -------------

Expenses related to the operation of other real estate owned decreased $74,000 to $66,000 for the quarter ended June 30, 2002 compared to the same period in 2001. Included in the increase of these expenses were losses taken on the sale of other real estate owned amounting to $24,000 for the second quarter of 2002 compared to net gains taken on sale of $18,000 for the same period in 2001. In addition, costs related to the holding of other real estate owned properties decreased $68,000 to $90,000 for the second quarter of 2002.

Other operating expenses decreased $54,000, or 4.2%. Legal expense and loan collection expense decreased $15,000 for the three months ended June 30, 2002 primarily as a result of reduced legal issues related to loan collection efforts. Expenses related to the operation of Arborview amounted to $248,000 for the second quarter of 2002 and are consolidated in various expense categories.

Included in 2001 expenses for other operating expenses were amortization of goodwill related to the Four Seasons acquisition (a purchase of a one bank holding company in July 1996) of $163,000 and amortization of $78,000 related to the BLBNA acquisition. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment as least annually. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 and SFAS No. 144 does not have a material impact on the Company's financial statements.

Mortgage servicing rights expense includes the amortization of the mortgage servicing rights asset. Amortization of mortgage servicing rights increased by $59,000, reflecting the decline in interest rates in 2002.

Other items (such as marketing, telephone, postage and director fees) comprising other operating expense show a decrease of $27,000 or 11.4% in the second quarter of 2002 when compared to the same quarter in 2001. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.86% for the three months ended June 30, 2002 compared to 1.93% for the same period in 2001.

Non-interest expense increased $1.4 million, or 13.8%, for the six months ended June 30, 2002 compared to the same period in 2001. Salaries and employee benefits showed an increase of $871,000, or 14.7%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Increases in occupancy (amounting to $147,000 or 16.9%) and equipment expense (amounting to $79,000 or 11.2%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Operation of other real estate shows an increase of $46,000. The increase is related primarily to net losses on other real estate taken in 2002 of $47,000 compared to net losses of $1,000 taken for the same period in 2001. Other expenses related to the operation of other real estate owned amounted to $163,000 for the first six months of 2002.

Other operating expenses increased $254,000, or 11.5%, for the six months ended June 30, 2002 when compared to the same period a year ago. Included in 2001 expenses were amortization of goodwill amounting to $243,000 related to the Four Seasons and BLBNA acquisition. Expenses related to the operation of Arborview total $420,000 for the six month period ended June 30, 2002 and are included in various expense categories of non-interest expense.

Amortization of mortgage servicing rights increased by $96,000, or 120.0%, for the six months ended June 30, 2002 when compared to the same period in 2001.

Other items (such as marketing, telephone, postage and director fees) comprising other operating expense shows an increase of $482,000 or 20.5% for the period ended June 30, 2002 when compared to the same period in 2001. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.84% for the six months ended June 30, 2002 compared to 1.93% for the same period in 2001.

Income Taxes

Income tax expense for the Company for the three months ended June 30, 2002 was $958,000, an increase of $236,000, or 32.7%, compared to the same period in 2001. The increase in income tax provision for the period was due to increased taxable income.

Income tax expense for the Company for the six months ended June 30, 2002 was $1.7 million, an increase of $315,000, or 22.0%, compared to the same period in 2001. The increase in income tax provision for the period was due to increased taxable income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 30.0% for the three months ended June 30, 2002 compared with 29.9% for the same period in 2001. The effective tax rate of 30.0% consisted of a federal effective tax rate of 26.5% and Wisconsin State effective tax rate of 3.5%.


Balance Sheet Analysis

Loans

At June 30, 2002, total loans increased $25.9 million, or 4.3%, to $631.2 million from $605.3 million at December 31, 2001. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $306.6 million at June 30, 2002 compared to $288.4 million at December 31, 2001. In addition, real estate construction loans increased to $81.6 million at June 30, 2002, compared to $67.9 million at December 31, 2001. Real estate mortgage loans decreased to $142.0 million at June 30, 2002, compared with $143.7 million at December 31, 2001. Consumer loans decreased to $16.2 million at June 30, 2002, compared with $16.9 million at December 31, 2001.

Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

------------------------------------------------------------------------ ---------------- -----------------
                                                                             June 30,        December 31,
                                                                               2002             2001
------------------------------------------------------------------------ ---------------- -----------------
Amount of loans by type (dollars in thousands)
------------------------------------------------------------------------ ---------------- -----------------
Real estate-mortgage
------------------------------------------------------------------------ ---------------- -----------------
  Commercial                                                                    $306,616          $288,385
------------------------------------------------------------------------ ---------------- -----------------
  1-4 family residential
------------------------------------------------------------------------ ---------------- -----------------
      First liens                                                                 93,671            96,626
------------------------------------------------------------------------ ---------------- -----------------
      Junior liens                                                                23,785            24,748
------------------------------------------------------------------------ ---------------- -----------------
      Home equity                                                                 24,518            22,374
------------------------------------------------------------------------ ---------------- -----------------
Commercial, financial and agricultural                                            85,176            88,649
------------------------------------------------------------------------ ---------------- -----------------
Real estate-construction                                                          81,632            67,939
------------------------------------------------------------------------ ---------------- -----------------
Installment
------------------------------------------------------------------------ ---------------- -----------------
  Credit cards and related plans                                                   2,112             2,145
------------------------------------------------------------------------ ---------------- -----------------
  Other                                                                           14,046            14,745
------------------------------------------------------------------------ ---------------- -----------------
Less:  deferred origination fees, net of costs                                       336               324
------------------------------------------------------------------------ ---------------- -----------------
      Total                                                                     $631,220          $605,287
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

As the following table indicates, the ALL at June 30, 2002 was $8.7 million compared with $8.0 million at the end of 2001. Loans increased 4.3% from December 31, 2001 to June 30, 2002, while the allowance as a percent of total loans increased due to the loan loss provision being higher in comparison to loan growth for the first six months of 2002. The June 30, 2002 ratio of ALL to outstanding loans was 1.38% compared with 1.32% at December 31, 2001 and the ALL as a percentage of nonperforming loans was 39.8% at June 30, 2002 compared to 54.5% at end of year 2001. Based on management's analysis of the loan portfolio risk at June 30, 2002, a provision expense of $1.0 million was recorded for the six months ended June 30, 2002, an increase of $396,000 or 60.9% compared to the same period in 2001. Net loan charge-offs of $306,000 occurred in the first six months of 2002, and the ratio of net charge-offs to average loans for the period ended June 30, 2002 was 0.10% compared to 0.18% at June 30, 2001. Commercial, agricultural and other loan and commercial real estate net charge-offs represented 43.1% and 47.4% respectively of the total net loan charge-offs for the first six months of 2002. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

               Allowance for Loan Losses and Nonperforming Assets
                             (dollars in thousands)

--------------------------------------- -------------------- -------------------- --------------------
                                           For the period       For the period       For the period
                                           ended June 30,       ended June 30,      ended December 31,
                                               2002                  2001                  2001
--------------------------------------- -------------------- -------------------- --------------------
Allowance for  Loan Losses ("ALL")
--------------------------------------- -------------------- -------------------- --------------------
Balance at beginning of period                $7,992                 $7,006               $7,006
--------------------------------------- -------------------- -------------------- --------------------
Provision for loan losses                      1,046                    650                2,880
--------------------------------------- -------------------- -------------------- --------------------
Charge-offs                                      500                    839                2,729
--------------------------------------- -------------------- -------------------- --------------------
Recoveries                                       194                    319                  835
--------------------------------------- -------------------- -------------------- --------------------
Balance at end of period                       8,732                  7,136                7,992
--------------------------------------- -------------------- -------------------- --------------------
Net charge-offs ("NCOs")                         306                    520                1,894
--------------------------------------- -------------------- -------------------- --------------------
Nonperforming Assets:
--------------------------------------- -------------------- -------------------- --------------------
Nonaccrual loans                              17,448                  8,665                9,929
--------------------------------------- -------------------- -------------------- --------------------
Accruing loans past due 90 days or more            0                      0                    0
--------------------------------------- -------------------- -------------------- --------------------
Restructured loans                             4,506                  4,866                4,744
--------------------------------------- -------------------- -------------------- --------------------

--------------------------------------- -------------------- -------------------- --------------------
                                           For the period       For the period       For the period
                                           ended June 30,       ended June 30,      ended December 31,
                                               2002                  2001                  2001
--------------------------------------- -------------------- -------------------- --------------------
Total nonperforming loans ("NPLs")             21,954                13,531               14,673
--------------------------------------- -------------------- -------------------- --------------------
Other real estate owned                         3,228                 1,756                1,673
--------------------------------------- -------------------- -------------------- --------------------
Total nonperforming assets ("NPAs")           $25,812                15,287               16,346
--------------------------------------- -------------------- -------------------- --------------------
Ratios:
--------------------------------------- -------------------- -------------------- --------------------
ALL to NCO's (annualized)                       28.54                  6.86                 4.22
--------------------------------------- -------------------- -------------------- --------------------
NCO's to average loans (annualized)              0.10%                 0.18%                0.32%
--------------------------------------- -------------------- -------------------- --------------------
ALL to total loans                               1.38%                 1.21%                1.32%
--------------------------------------- -------------------- -------------------- --------------------
NPL's to total loans                             3.48%                 2.29%                2.42%
--------------------------------------- -------------------- -------------------- --------------------
NPA's to total assets                            2.90%                 1.89%                1.93%
--------------------------------------- -------------------- -------------------- --------------------
ALL to NPL's                                    39.77%                 52.74%              54.47%
--------------------------------------- -------------------- -------------------- --------------------

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


                   Allocation of the Allowance for Loan Losses
                             (dollars in thousands)

-------------------------------------------------------------------------------------------------------------
                               June 30, 2002                 June 30, 2001                 Dec 31, 2001
----------------------- -------------------------- ------------------------------- --------------------------
                           Amount      Percent of        Amount         Percent of      Amount      Percent of
                                        loans to                         loans to                    loans to
                                       total loans                     total loans                  total loans
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Commercial, financial
& agricultural                 $1,472       13.49%              1,360        15.60%            972       14.65%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Commercial real estate          4,250       48.52%              3,300        44.13%          4,158       47.59%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Real Estate:
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
          Construction            380       12.93%                370        11.64%            503       11.22%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
          Residential           1,400       18.61%              1,400        21.43%          1,078       20.05%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
          Home Equity             145        3.88%                142         4.17%            178        3.70%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Consumer                          150        2.23%                140         2.64%            162        2.44%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Credit card                        67        0.33%                 52         0.39%             93        0.35%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Loan commitments                  164                             147                          144
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Not specifically
allocated                         704                             225                          704
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Total allowance                $8,732      100.00%             $7,136       100.00%         $7,992      100.00%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Allowance for credit
loss as a percentage
of total loans                  1.38%                           1.21%                        1.32%
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------
Period end loans             $631,220                        $591,805                     $605,287
----------------------- -------------- ------------ ------------------ ------------- -------------- ------------

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at June 30 2002. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collectibility.

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

Non-performing assets at June 30, 2002 were $25.8 million compared to $16.3 million at December 31, 2001. Other real estate owned totaled $772,000 and consisted of two residential and four commercial properties. In addition, investment in Arborview, an operating subsidiary of the Company, totals $2.3 million at June 30, 2002. Another entity, Fish Creek English Inn LLC ("English Inn") was formed in early April as a subsidiary of the bank for purposes of managing a restaurant business. That investment totals $633,000 at June 30, 2002. Non-accrual loans represented $17.4 million of the total of non-performing assets, of which $3.0 million was acquired by the Company with the BLBNA acquisition. Real estate non-accrual loans accounted for $16.0 million of the total, of which $3.0 million was residential real estate and $13.0 million was commercial real estate, while commercial and industrial non-accruals accounted for $1.2 million.

Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans, except for one commercial credit totaling $5.4 million. These credits are in the process of a workout and it is anticipated that the specific reserve applied to this loan (approximately $1.2 million) will be sufficient to cover the entire amount of potential loss. $4.5 million of troubled debt restructured loans existed at June 30, 2002 and $4.7 million at December 31, 2001. Approximately $3.4 million of troubled debt restructured loans at June 30, 2002 consists of two commercial real estate credits which were granted various payment concessions and had experienced past cashflow problems. These credits were current at June 30, 2002. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result, the ratio of non performing loans to total loans at June 30, 2002 was 3.5% compared to 2.4% at 2001 year end. The Company's ALL was 39.8% of total non-performing loans at June 30, 2002 compared to 54.4% at end of year 2001.

Potential problem loans at June 30, 2002 are restricted to one commercial borrower with credits aggregating approximately $465,000. Potential problem loans totaled $10.5 million at December 31, 2001. The commercial loan customer is undergoing management changes and, as a result, has experienced liquidity problems. This credit was not current

\

at June 30, 2002, and continues to be monitored for future performance as management change is now in place. Management's evaluation of the borrower's existing collateral supports an expectation of full recovery even in the event of liquidation, regardless of future performance, consummation of a business combination transaction or potential default.

Investment Portfolio

At June 30, 2002, the investment portfolio (which includes investment securities available for sale and held to maturity) decreased $5.1 million, or 3.0%, to $162.0 million from $167.1 million at December 31, 2001. At June 30, 2002, the investment portfolio represented 18.6% of total assets compared with 19.8% at December 31, 2001.

Securities held to maturity and securities available for sale consist of the following:

                                At June 30, 2002
                             (dollars in thousands)

---------------------------------          -----------         ------------          -----------           ----------
                                                               Gross                 Gross                 Estimated
                                            Amortized          Unrealized            Unrealized            Market
                                            Cost               Gains                 Losses                Value
---------------------------------          -----------         ------------          -----------           ----------
Securities held to maturity
---------------------------------          -----------         ------------          -----------           ----------
Obligations of states &
political subdivisions                      $ 19,713                $ 370                  $ 0             $ 20,083
---------------------------------          -----------         ------------          -----------           ----------
Securities available for sale
---------------------------------          -----------         ------------          -----------           ----------
Obligations of U.S. Treasury &
other U.S. Agencies                            23,607                1,623                    0               25,230
---------------------------------          -----------         ------------          -----------           ----------
Mortgage-backed securities                     72,962                2,134                   73               75,023
---------------------------------          -----------         ------------          -----------           ----------
Obligations of states &
political subdivisions                         35,105                1,560                    1               36,664
---------------------------------          -----------         ------------          -----------           ----------
Equity securities                               5,380                                                          5,380
---------------------------------          -----------         ------------          -----------           ----------
Total securities available for
sale                                         $137,054               $5,317                 $ 74             $142,297
---------------------------------          -----------         ------------          -----------           ----------

                              At December 31, 2001
                             (dollars in thousands)

---------------------------------          -----------         ------------          -----------           ----------
                                                               Gross                 Gross                 Estimated
                                            Amortized          Unrealized            Unrealized            Market
                                            Cost               Gains                 Losses                Value
---------------------------------          -----------         ------------          -----------           ----------
Obligations of states &
political subdivisions                       $ 22,205                 $216                  $23             $ 22,398
---------------------------------          -----------         ------------          -----------           ----------
Securities available for sale
---------------------------------          -----------         ------------          -----------           ----------
Obligations of U.S. Treasury &
other U.S. Agencies                          $ 21,505              $ 1,235                  $ 0             $ 22,740
---------------------------------          -----------         ------------          -----------           ----------
Mortgage-backed securities                     73,183                1,359                  194               74,348
---------------------------------          -----------         ------------          -----------           ----------
Obligations of states &
political subdivisions                         32,639                  889                   24               33,504
---------------------------------          -----------         ------------          -----------           ----------
Equity securities                              14,303                                                         14,303
---------------------------------          -----------         ------------          -----------           ----------
Total securities available for
sale                                         $141,630              $ 3,483                $ 218             $144,895
---------------------------------          -----------         ------------          -----------           ----------



At June 30, 2002, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands):


---------------------------- ----------------------------------------------- -----------------------------------------------
                                      Securities held to Maturity                     Securities Available for Sale
---------------------------- ----------------------------------------------- -----------------------------------------------
                                  Amortized Cost          Market Value            Amortized Cost          Market Value
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Within 1 year                                $2,422                 $ 2,440                $ 10,303                $ 10,405
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
After 1 but within 5 years                    8,702                   8,948                  86,482                  90,368
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
After 5 but within 10 years                   3,090                   3,196                  24,411                  25,346
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
After 10 years                                5,499                   5,499                  14,422                  14,742
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Equity securities                                 0                       0                   1,436                   1,436
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------
Total                                      $ 19,713                $ 20,083                $137,054                $142,297
---------------------------- ----------------------- ----------------------- ----------------------- -----------------------


Deposits

Total deposits at June 30, 2002 increased $18.9 million, or 2.8%, to $688.8 million from $669.9 million at December 31, 2001. Non-interest bearing deposits at June 30, 2002 increased $6.4 million, or 8.5%, to $82.5 million from $76.1 million at December 31, 2001. Interest-bearing deposits at June 30, 2002 increased $12.5 million, or 2.1%, to $606.3 million from $593.8 million at December 31, 2001. Interest-bearing transaction accounts (NOW deposits) increased $3.1 million, primarily in public fund deposits. Savings deposits decreased $21.0 million, or

9.6%, to $197.7 million at June 30, 2002, when compared to $218.7 million at December 31, 2001. Time deposits (including time, $100,000 and over and other time) increased $30.3 million (includes increase of $35.0 million in time deposits over $100,000), or 9.3%, to $355.7 million at June 30, 2002, when compared to $325.4 million at December 31, 2001. Brokered CD's totaled $96.9 million at June 30, 2002 compared to $47.6 million at December 31, 2001. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's expansion into new markets in recent years, this effect has been reduced as additional branch facilities in less seasonal locations have provided deposit growth and seasonal stability.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2002 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2002 as an additional source of funds to provide for loan growth.


Short Term Borrowings and Other Borrowings

Short-term borrowings at June 30, 2002 consist of federal funds purchased, securities under agreements to repurchase, and advances from the Federal Home Loan Bank ("FHLB"). Total short-term borrowings at June 30, 2002 increased $17.2 million to $20.0 million from $2.8 million at December 31, 2001. Customer repurchase agreements were approximately the same at June 30, 2002 and December 31, 2001 totaling $2.7 million and $2.8 million, respectively. FHLB advances increased from $0 at December 31, 2001 to $3.8 million at June 30, 2002. Federal funds purchased increased from $0 at December 31, 2001 to $13.5 million at June 30, 2002 accounting for the balance of the increase in the balance of short-term borrowings. These have increased as a result of loan growth and a decline in deposits for the first half of the year.

Other borrowings consist of term loans with FHLB. These borrowings totaled $75 million at June 30, 2002 compared to $90 million at December 31, 2001.

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


Long Term Debt

Long-term debt of $106,000 at June 30, 2002 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.

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

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $1.8 million for the first half of 2002 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $2.7 million in the first half of 2002.

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

Maturing investments have been a primary source of liquidity at the Bank. For the six months ended June 30, 2002, principal payments totaling $42.1 million were received on investments. These proceeds in addition in other Company cash were used to purchase $30.8 million in investments for the period. At June 30, 2002, the carrying or book value of investment securities maturing within one year amounted to $12.8 million or 7.9% of the total investment securities portfolio. This compares to a 12.3% level for investment securities with one year or less maturities as of December 31, 2001. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first half of 2002 totaled $42.1 million. At June 30, 2002, the investment portfolio contained $100.3 million of U.S. Treasury and federal agency backed securities representing 61.9% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized at June 30, 2002 amounting to $3.7 million.

Deposit growth is typically another source of liquidity for the Bank. As a financing activity reflected in the June 30, 2002 Consolidated Statements of Cash Flows, deposits increased and resulted in $18.9 million of cash inflow during the first half of 2002. The Company's overall deposit base increased 2.8% for the six months ended June 30, 2002. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $185.2 million, or 29.3%, of loans maturing within one year.

Within the classification of short-term borrowings and other borrowings at June 30, 2002, federal funds purchased and securities sold under agreements to repurchase totaled $16.2 million compared to $2.8 million at the end of 2001. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total $78.8 million at June 30, 2002, compared to $90.0 million at the end of 2001.

The Bank's liquidity resources were sufficient in the first six months of 2002 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

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

The following table entitled "Asset and Liability Maturity Repricing Schedule" indicates that the Company is asset sensitive. The analysis considers money market index accounts and 25% of NOW accounts to be rate sensitive within three months. Regular savings, money market deposit accounts and 75% of NOW accounts are considered to be rate sensitive within one to five years. While these accounts are contractually short-term in nature, it is the Company's experience that repricing occurs over a longer period of time. The Company views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make repricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories, including loans and investments as well as other paying liability categories such as time deposits, are scheduled according to their contractual maturities. The "static gap analysis" provides a representation of the Company's earnings sensitivity to changes in interest rates. It is a static indicator and does not reflect various repricing characteristics. Accordingly, a "static gap analysis" may not necessarily be indicative of the sensitivity of net interest income in a changing rate environment.



                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                               AS OF June 30, 2002


                                              Within         Four to         Seven to      One Year      Over
                                               Three           Six            Twelve        To Five      Five
                                              Months          Months          Months         Years       Years       Total
                                              -------        --------        --------      --------    --------    --------
(In thousands)

Earning assets:
  Investment securities                       $ 12,179        $  4,542       $  2,953      $ 98,172    $ 50,712    $168,558
  Loans and leases
     Variable rate                             297,281           6,354         17,040        27,699           0     348,374
     Fixed rate                                 49,638          22,055         43,512       144,358       6,369     265,932
                                              --------        --------       --------      --------    --------    --------
  Total loans and leases                      $346,919        $ 28,409       $ 60,552      $172,057      $6,369    $614,306
                                              --------        --------       --------      --------    --------    --------
Total earning assets                          $359,098        $ 32,951       $ 63,505      $270,229    $ 57,081    $782,864
                                              ========        ========       ========      ========    ========    ========
Interest bearing liabilities:
  NOW Accounts                                $ 13,220        $      0       $      0      $ 39,661    $      0    $ 52,881
  Savings Deposits                             156,423               0              0        41,317           0     197,740
  Time Deposits                                 60,452          56,392         69,282       169,560           0     355,686
  Borrowed Funds                                60,023               0             52        35,054           0      95,129
  Trust Preferred Stock                              0               0              0             0      16,100      16,100
                                              --------        --------       --------      --------    --------    --------
Total interest bearing liabilities            $290,118        $ 56,392       $ 69,334      $285,592    $ 16,100    $717,536
                                              ========        ========       ========      ========    ========    ========

Interest sensitivity gap (within periods)     $ 68,980        $(23,441)      $ (5,829)     $(15,363)   $ 40,981    $ 65,328
Cumulative interest sensitivity gap           $ 68,980        $ 45,539       $ 39,710      $ 24,347    $ 65,328
Ratio of cumulative interest                     8.81%           5.82%          5.07%         3.11%       8.34%
  Sensitivity gap to rate
  Sensitive assets
Ratio of rate sensitive assets                 123.78%          58.43%         91.59%        94.62%     354.54%
  To rate sensitive
  Liabilities
Cumulative ratio of rate                       123.78%         113.14%        109.55%       103.47%     109.10%
  Sensitive assets to rate
  Sensitive liabilities


In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations indicated that net interest income would increase by approximately 2.4% if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 8.5% if rates fell by a 100 basis point shock under these scenarios for the period ended June 30, 2003. This result was within the policy limits established by the Company.

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


Capital Resources

Shareholders' equity at June 30, 2002 increased $3.6 million or 6.0% to $62.7 million, compared with $59.1 million at end of year 2001. This increase includes a change of $1.3 million to capital in 2002 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $2.3 million or 3.8% for the period between June 30, 2002 and December 31, 2001.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 24% of Company's Common Stock participate in the plan.

In 2001, the Company completed a Trust Preferred Security offering in the amount of $16.1 million to enhance regulatory capital and to add liquidity. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. As of June 30, 2002, $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

Cash dividends paid for the first half of 2002 were $0.24 per share compared with $0.22 in the first half of 2001. The Company provided a 9.1% increase in normal dividends per share in 2002 over 2001 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the open market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first six months of 2002.

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

The Federal Reserve Board has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory -- and possible additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

At June 30, 2002 and December 31, 2001, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of June 30, 2002 and December 31, 2001:

(Dollars in thousands)

                                                                                               To Be Well
                                                                                               Capitalized
                                                                                               Under Prompt
                                                                       For Capital             Corrective
                                                 Actual                Adequacy                Action
                                                                       Purposes                Provisions
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
                                       Amount       Ratio       Amount      Ratio        Amount      Ratio
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
As of June 30, 2002
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Total Capital (to
  Risk Weighted Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 79,063      11.16%      54,182        8.00%      67,727      10.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    75,590      10.66%      54,200        8.00%      67,750      10.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Tier 1 Capital (to
  Risk Weighted Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 70,331       9.92%      27,091        4.00%      40,636       6.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    66,858       9.43%      27,100        4.00%      40,650       6.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Tier 1 Capital (to
  Average Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 70,331       8.26%      34,067        4.00%     N/A         N/A
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    66,858       7.85%      34,067        4.00%      42,584       5.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------

As of December 31, 2001
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Total Capital (to
  Risk Weighted Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 76,044      11.34%      53,663        8.00%      67,144      10.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    72,022      10.73%      53,715        8.00%      67,144      10.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Tier 1 Capital (to
  Risk Weighted Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 68,052      10.15%      26,831        4.00%      40,286       6.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    64,030       9.54%      26,858        4.00%      40,286       6.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
  Tier 1 Capital (to
  Average Assets)
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Company                                 68,052       8.24%      33,032        4.00%     N/A         N/A
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------
    Bank                                    64,030       7.75%      33,032        4.00%      41,290       5.00%
-------------------------------------- ------------ ----------- ----------- ------------ ----------- -----------

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

As of June 30, 2002, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2001, as described in the Company's 2001 Form 10-K Annual Report.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a). The Company's Annual Meeting of Shareholders was held on June 3, 2002. A total of 7,471,576 shares of the Company's common stock were outstanding and entitled to vote as of record date for the Annual Meeting. One matter was submitted to a vote of the shareholders of the Company at the Annual Meeting. That matter was the election of three (3) directors of Class II, whose term will expire in 2005.

(b). Each of the persons named in the Proxy Statement as a nominee for director was elected. The following are the voting results with respect to the election of directors:

---------------------------- -------------------------- -------------------------- --------------------------
Election of directors        For                        Against or withheld        Abstentions
---------------------------- -------------------------- -------------------------- --------------------------
Robert W. Agnew                              6,065,003                    189,353                  1,217,220
---------------------------- -------------------------- -------------------------- --------------------------
George Delveaux                              6,064,600                    189,756                  1,217,220
---------------------------- -------------------------- -------------------------- --------------------------
Joseph J. Morgan                             6,066,114                    188,242                  1,217,220
---------------------------- -------------------------- -------------------------- --------------------------


Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a). The following exhibits are furnished herewith:

EXHIBIT NUMBER       DESCRIPTION
--------------       -----------

11                  Statement re: computation of per share earnings

15                  Letter re: unaudited interim financial information

99.1                Certification pursuant to 18 U.S.C. Section 1350

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

                                                         BAYLAKE CORP.
                                            ------------------------------------



Date: August 12, 2002                       /s/    Thomas L. Herlache
                                            ------------------------------------
                                                   Thomas L. Herlache
                                                   President (CEO)


Date: August 12, 2002                       /s/    Steven D. Jennerjohn
                                            ------------------------------------
                                                   Steven D. Jennerjohn
                                                   Treasurer (CFO)