Form 10-Q
period 2002-09-30
BAYLAKE CORP
filed 2002-11-18
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                SEPTEMBER 30, 2002
                              --------------------------------------------------


                                       OR


            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                         0-8679
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

 Yes     X        No
      -------         -------


                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of November 12, 2002: 7,477,576 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                                           PAGE NUMBER

         Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002
            and December 31, 2001                                                                           3 - 4

         Consolidated Statements of Income for the three and
            nine months ended September 30, 2002 and 2001                                                     5

         Consolidated Statements of Comprehensive Income for the three
            and nine months ended September 30, 2002 and 2001                                                 6

         Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2002 and 2001                                                                     7 - 8

         Notes to Consolidated Condensed Financial Statements                                                 9

         Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                          10 - 39

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 39

         Item 4.  Controls and Procedures                                                                    40

PART II - OTHER INFORMATION                                                                                40 - 41

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matter to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K


         Signatures                                                                                          42

         Section 302 Certification                                                                         43 - 46

EXHIBIT INDEX                                                                                                41

         Exhibit 11  Statement re:  computation of per share earnings                                        47
         Exhibit 15  Letter re:  unaudited interim financial information                                     48
         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350                                       49
         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350                                       50

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)

                                                                               SEPTEMBER 30,         DECEMBER 31,
                               ASSETS                                              2002                  2001
                               ------                                              ----                  ----

Cash and due from banks                                                         $  33,465             $  24,033
Federal funds sold                                                                      0                 4,452
                                                                                ---------             ---------
Cash and cash equivalents                                                          33,465                28,485
Investment securities available for sale (at market)                              146,710               144,895
Investment securities held to maturity (market                                     19,523                22,205
     value $20,024 and $22,398, at September 30, 2002
     and December 31, 2001, respectively)
Loans held for sale                                                                 2,469                 2,428
Loans                                                                             649,894               605,287
     Less: Allowance for loan losses                                                9,320                 7,992
                                                                                ---------             ---------
Loans, net of allowance for loan losses                                           640,574               597,295
Bank premises and equipment                                                        23,439                21,792
Federal Home Loan Bank stock (at cost)                                              6,630                 6,376
Accrued interest receivable                                                         4,519                 5,112
Income taxes receivable                                                               657                 1,673
Deferred income taxes                                                               1,141                 2,048
Goodwill                                                                            4,969                 4,969
Other Assets                                                                       21,267                 8,513
                                                                                ---------             ---------
     Total Assets                                                               $ 905,363             $ 845,791
                                                                                =========             =========

                              LIABILITIES
                              -----------

Domestic deposits
     Non-interest bearing                                                       $  83,343             $  76,051
     Interest bearing
          NOW                                                                      57,585                49,709
          Savings                                                                 201,016               218,736
          Time, $100,000 and over                                                 194,823               137,148
          Other time                                                              198,937               188,246
                                                                                ---------             ---------

              Total interest bearing                                              652,361               593,839

              Total deposits                                                      735,704               669,890

Short-term borrowings
     Federal funds purchased, repurchase                                           15,779                 2,837
     Agreements, and Federal Home Loan
     Bank advances
Accrued expenses and other liabilities                                              8,200                 6,779
Dividends payable                                                                       0                   897
Other borrowings                                                                   65,000                90,000
Long-term debt                                                                        106                   158
Guaranteed preferred beneficial interest in the                                    16,100                16,100
company's junior subordinated debt                                              ---------             ---------
              Total liabilities                                                   840,889               786,661
                                                                                ---------             ---------

                          SHAREHOLDERS' EQUITY
                          --------------------
Common stock, $5 par value: authorized 10,000,000
     Shares; issued 7,500,735 shares as of September 30,
     2002 and 7,494,734 as of December 31, 2001;
     outstanding 7,477,576 as of September 30, 2002 and                            37,504                37,474
     7,471,575 as of December 31, 2001
Additional paid-in capital                                                          7,344                 7,319
Retained earnings                                                                  16,430                12,843
Treasury stock                                                                      (625)                 (625)
Net unrealized gain on securities available                                         3,821                 2,119
                                                                                ---------             ---------
     For sale, net of tax of $2,053 as of September 30,
     2002 and $1,146 as of December 31, 2001
Total shareholders' equity                                                         64,474                59,130
                                                                                ---------             ---------
                  Total liabilities and shareholders' equity                    $ 905,363             $ 845,791
                                                                                =========             =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                          2002            2001           2002          2001
                                                          ----            ----           ----          ----
Interest income
    Interest and fees on loans                          $ 11,031        $ 12,246       $ 32,352     $ 37,985
    Interest on investment securities
        Taxable                                            1,517           1,648          4,708        5,064
        Exempt from federal income taxes                     734             657          2,088        1,959
    Other interest income                                      5             141             21          150
                                                        --------        --------       --------     --------

            Total interest income                         13,287          14,692         39,169       45,158
                                                        --------        --------       --------     --------

Interest expense
    Interest on deposits                                   4,376           6,235         12,971       19,178
    Interest on short-term borrowings                         73              27            379        1,160
    Interest on other borrowings                             664           1,144          2,206        3,933
    Interest on long-term debt                                 1               4              4           12
    Interest on guaranteed preferred beneficial              410             402          1,233          997
                                                        --------        --------       --------     --------
    Interest in the company's junior subordinated
    debt

             Total interest expense                        5,524           7,812         16,793       25,280
                                                        --------        --------       --------     --------

 Net interest income                                       7,763           6,880         22,376       19,878
 Provision for loan losses                                 1,654             425          2,700        1,075
                                                        --------        --------       --------     --------

    Net interest income after provision for                6,109           6,455         19,676       18,803
    Loan losses                                         --------        --------       --------     --------


Other income
   Fees from fiduciary activities                            170             205            494          500
   Fees from loan servicing                                  273             357            765          937
   Fees for other services to customers                    1,109             709          3,092        2,045
   Gains from sales of loans                                 386             206            830          570
   Securities gains, net                                     511               0            511            0
   Other income                                              518             120          1,294          341
                                                        --------        --------       --------     --------

             Total other income                            2,967           1,597          6,986        4,393
                                                        --------        --------       --------     --------

Other expenses
    Salaries and employee benefits                         3,589           3,058         10,394        8,992
    Occupancy expense                                        505             440          1,520        1,308
    Equipment expense                                        395             353          1,180        1,059
    Data processing and courier                              261             247            768          726
    Operation of other real estate                          (49)              85            161          249
    Other operating expenses                               1,352           1,182          3,807        3,383
                                                        --------        --------       --------     --------

             Total other expenses                          6,053           5,365         17,830       15,717
                                                        --------        --------       --------     --------

             Income before income taxes                    3,023           2,687          8,832        7,479

Income tax expense                                           809             785          2,555        2,216
                                                        --------        --------       --------     --------

Net Income                                              $  2,214        $  1,902       $  6,277     $  5,263
                                                        ========        ========       ========     ========

Basic earnings per common share (1)                     $   0.30        $   0.25       $   0.84     $   0.70
Diluted earnings per common share (1)                   $   0.30        $   0.25       $   0.83     $   0.69
Cash dividends per share                                $   0.12        $   0.11       $   0.36     $   0.33

(1) Based on 7,473,598 average shares outstanding in 2002 and 7,466,776 in 2001.

                         BAYLAKE CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (Dollars in thousands)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                  2002          2001           2002         2001
                                                                  ----          ----           ----         ----
Net Income                                                      $ 2,214       $ 1,902        $ 6,277      $ 5,263
                                                                -------       -------        -------      -------

Other comprehensive income, net of tax:


Unrealized gains (losses) on securities:
   Unrealized gains (losses) arising during period                  419         1,146          1,702        2,767
                                                                -------       --------       -------      -------

Comprehensive income                                            $ 2,633       $ 3,048        $ 7,979      $ 8,030
                                                                =======       =======        =======      =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                  2002             2001
                                                                                  ----             ----
Cash flows from operating activities:
  Interest received from:
       Loans                                                                    $ 32,636         $ 37,850
       Investments                                                                 6,894            7,191
Fees and service charges                                                           5,774            3,958
Interest paid to depositors                                                      (12,460)         (18,465)
Interest paid to others                                                           (3,967)          (6,413)
Cash paid to suppliers and employees                                             (15,458)         (14,326)
Income taxes paid                                                                 (1,538)          (2,358)
                                                                                --------         --------
       Net cash provided by operating activities                                  11,881            7,437


Cash flows from investing activities:
  Proceeds from sales of investment securities                                     8,506                0
  Principal payments received on investments                                      36,610           20,189
  Purchase of investments                                                        (36,965)         (35,825)
  Purchase of insurance contracts                                                (13,000)               0
  Proceeds from sale of other real estate owned                                    1,582            1,112
  Loans made to customers in excess of principal collected                       (46,594)         (42,469)
  Capital expenditures                                                            (2,761)            (740)
                                                                                --------         --------
       Net cash used in investing activities                                     (52,622)         (57,733)

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW accounts, and savings
      Accounts                                                                    (2,552)          21,409
  Net increase (decrease) in short term borrowing                                 12,943          (76,447)
  Net increase (decrease) in time deposits                                        68,367           78,041
  Proceeds from (payments on) other borrowings and long-term debt                (25,000)          35,000
  Payments on other borrowings and long term debt                                    (53)         (22,753)
  Proceeds from issuance of common stock                                              55              211
  Proceeds from issuance of trust preferred securities                                 0           16,100
  Dividends paid                                                                  (3,587)          (3,284)
                                                                                --------         --------
       Net cash provided by financing activities                                   50,173          48,277
                                                                                --------         --------

Net increase (decrease) in cash and cash equivalents                                9,432          (2,019)

Cash and cash equivalents, beginning                                              24,033           21,695
                                                                                --------         --------


Cash and cash equivalents, ending                                               $ 33,465         $ 19,676
                                                                                ========         ========

                                                                                      SEPTEMBER 30,
                                                                                  2002            2001
                                                                                  ----            ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                      $  6,277         $  5,263

Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                               1,220            1,175
        Provision for losses on loans and real estate owned                        2,700            1,075
        Amortization of premium on investments                                       175              139
        Accretion of discount on investments                                        (142)            (112)
        Cash surrender value increase                                               (218)             (41)
        Gain from disposal of ORE                                                     (7)             (49)
        Gain on sale of investments                                                 (511)               0
        Gain on sale of loans                                                       (830)            (570)
        Proceeds from sale of loans held for sale                                 51,209           59,183
        Originations of loans held for sale                                      (50,379)         (58,613)
        Equity in income of service center                                          (230)            (189)
        Gain from disposal of fixed assets                                          (107)               0
        Amortization of goodwill                                                       0              364
        Amortization of mortgage servicing rights                                    267              108
        Mortgage servicing rights booked                                            (154)            (296)
        Deferred compensation                                                        194              173
        Changes in assets and liabilities:
            Interest receivable                                                      592               56
            Prepaids and other assets                                               (429)            (963)
            Unearned income                                                           10               (2)
            Interest payable                                                         366              402
            Taxes payable                                                          1,017             (142)
            Other liabilities                                                        861              476
                                                                                --------         --------

Total adjustments                                                                  5,604            2,174
                                                                                --------         --------

Net cash provided by operating activities                                       $ 11,881         $  7,437
                                                                                ========         ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2001 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of September 30, 2002 and December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results to be expected for the entire year.


2. The market value of investment securities, by type, held by Baylake Corp. are as follows:



                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                           2002                2001
                                                                           ----                ----
                                                                            (dollars in thousands)
         Investment securities held to maturity:

         Obligations of state and political subdivisions                 $ 19,523             $ 22,205
                                                                         --------             --------

         Investment securities held to maturity                          $ 19,523             $ 22,205
                                                                         --------             --------

         Investment securities available for sale:

         U.S. Treasury and other U.S. government agencies                $ 23,795             $ 22,740
         Obligations of states and political subdivisions                  40,005               33,504
         Mortgage-backed securities                                        66,824               74,348
         Other                                                             16,086               14,303
                                                                         --------             --------

         Investment securities available for sale                        $146,710             $144,895
                                                                         ========             ========

3.   At September 30, 2002 and December 31, 2001, loans were as follows:

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           2002                 2001
                                                                           ----                 ----
                                                                            (dollars in thousands)

          Commercial, financial and agricultural                         $411,162             $377,034
          Real estate - construction                                       82,747               67,939
          Real estate - mortgage                                          140,470              143,748
          Installment                                                      15,849               16,890
          Less:  Deferred loan origination fees, net of costs                (334)                (324)
                                                                         --------             --------
                                                                         $649,894             $605,287
          Less allowance for loan losses                                   (9,320)              (7,992)
                                                                         --------             --------

          Net loans                                                      $640,574             $597,295
                                                                         ========             ========

4. Baylake Corp. declared a cash dividend of $0.12 per share payable on September 16, 2002 to shareholders of record as of September 3, 2002.

                         PART 1 - FINANCIAL INFORMATION



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and nine months ended September 30, 2002 and 2001 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at September 30, 2002, since that amount, if any, is not estimable.


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

Results of Operations

For the three months ended September 30, 2002, earnings increased $312,000, or 16.4%, to $2.2 million from $1.9 million for the third quarter last year. Basic operating earnings per share of $0.30 was reported for the quarter ended September 30, 2002 compared to $0.25 for the same period last year, an improvement of 20%. On a fully diluted basis, the Company recorded $0.30 per share for the third quarter in 2002 and $0.25 for the same period in 2001.

                                     TABLE 1
                          Summary results of operations
                     ($ in Thousands, except per share data)



                              Three months      Three months       Nine months        Nine months
                                 ended             ended              ended              ended
                              September 30,     September 30,      September 30,      September 30,
                                  2002              2001               2002               2001
                              ------------      ------------       ------------       ------------
Net income,                       2,214             1,902             6,277              5,263
as reported
Net income,                       2,214             2,023             6,277              5,627
as adjusted (1)
EPS-basic, as reported             0.30              0.25              0.84               0.70
EPS-basic, as                      0.30              0.27              0.84               0.75
adjusted (1)
EPS-diluted, as                    0.30              0.25              0.83               0.69
reported
EPS-diluted, as                    0.30              0.27              0.83               0.74
adjusted (1)
Return on average                  0.99%             0.92%             0.97%              0.88%
assets, as reported
Return on average                  0.99%             0.98%             0.97%              0.94%
assets, as adjusted (1)
Return on average                 13.80%            13.17%            13.62%             12.63%
equity, as reported

Return on average                 13.80%            14.00%            13.62%             13.51%
equity, as adjusted (1)
Efficiency ratio, as              54.49%            62.04%            58.58%             62.17%
reported
Efficiency ratio, as              54.49%            60.65%            58.58%             60.73%
adjusted (1), (2)

         (1) Selected 2001 financial data has been adjusted to exclude the amortization of goodwill affected by SFAS 142.

         (2) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net.

The annualized return on average assets and return on average equity for the three months ended September 30, 2002 were 0.99% and 13.80%, respectively, compared to 0.92% and 13.17%, respectively, for the same period a year ago.

The increase in net income for the period is primarily due to improved net interest income after provision for loan losses and an increase in other income offset to a lesser extent by increased other expenses and income tax expense.

For the nine months ended September 30, 2002, net income increased $1.0 million, or 19.3%, to $6.3 million from $5.3 million for the first nine months of 2001. The change in net income is due for the same reasons as listed above. Basic operating earnings per share increased to $0.84 for the first nine months of 2002 compared to $0.70 for the nine months ended September 30, 2001, an increase of 20.0%. On a fully diluted basis, the Company recorded $0.83 per share for the first nine months of 2002 and $0.69 for the same period in 2001.

Cash dividends declared in the first nine months of 2002 increased 9.1% to $0.36 per share compared with $0.33 for the same period in 2001.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 77.0% of total operating income for the first nine months of 2002, as compared to 82.6% for the first nine months of 2001. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended September 30, 2002 increased $924,000, or 12.8%, to $8.1 million from $7.2 million for the same period a year ago. As a result of a lower interest rate environment, total interest income for the third quarter of 2002 decreased $1.4 million, or 9.1%, to $13.7 million from $15.0 million for the third quarter of 2001, while interest expense in the third quarter of 2002 decreased $2.3 million, or 29.3%, to $5.5 million when compared to $7.8 million in the third quarter of 2001. The increase in net interest income between these two quarterly periods occurred partially as a result of growth in the average volume of interest earning assets and non-interest bearing deposits offset to a lesser extent by an increase in interest paying liabilities. In addition, lower funding costs from deposits and other wholesale funding sources relative to rates earned on earning assets such as loans and investments also contributed to an improvement in net interest income.

For the three months ended September 30, 2002, average earning assets increased $38.5 million, or 5.1%, when compared to the same period last year. The Company recorded an increase in average loans of $54.7 million, or 9.3%, for the third quarter of 2002 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased for the quarter ended September 30, 2002 when compared to the same period a year ago. The interest rate spread increased 49 basis points to 3.80% at September 30, 2002 from 3.31% in the same quarter in 2001. While the average yield on earning assets decreased 105 basis points during the period, the average rate paid on interest-bearing liabilities decreased 156 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

                                     TABLE 2
             Net Interest Income Analysis on a Tax-equivalent basis
                                ($ in Thousands)


                                       Nine months ended                         Nine months ended
                                       September 30, 2002                        September 30, 2001
                               Average        Interest      Average      Average       Interest      Average
                               Balance        Income/       Yield/       Balance       Income/       Yield/
                                              Expense       Rate                       Expense       Rate
                               --------       --------      -------      --------      --------      -------
ASSETS
Earning Assets:
Loans, net (1)(2)(3)           $628,251                                  $582,710
Less: non-accrual loans         (15,269)                                  (10,173)
                               --------                                  --------
Loans, net                      612,982        $32,352        7.06%       572,537       $37,985        8.87%
Investments                     175,185          7,872        6.01%       162,000         8,032        6.63%
Other earning assets              1,645             21        1.71%         6,255           150        3.21%
                               --------        -------      ------       --------       -------      ------

Total earning assets           $789,812        $40,245        6.81%      $740,792       $46,167        8.33%
                               --------        -------        -----      --------       -------        -----
Allowance for loan losses        (8,315)                                   (7,367)
Non-accrual loans                15,269                                    10,173
Cash and due from banks          17,820                                    15,886
Other assets                     50,366                                    41,692
                                 ------                                    ------
Total assets                   $864,952                                  $801,176
                               --------                                  --------

LIABILITIES AND
STOCKHOLDERS EQUITY
Interest bearing
liabilities
Interest bearing               $441,412         $8,155        2.47%      $437,169       $14,927        4.57%
deposits, excluding time
> $100M
Time deposits > $100M           163,363          4,816        3.94%        99,466         4,251        5.71%
                                -------          -----        -----        ------         -----        -----
Total interest bearing         $604,775        $12,971        2.87%      $536,635       $19,178        4.78%
deposits
Short-term borrowings            25,374            379        2.00%        28,133         1,160        5.51%
Other borrowings                 75,290          2,210        3.92%        94,884         3,945        5.56%
Trust preferred                  16,100          1,233       10.24%        13,387           997        9.96%
securities                       ------          -----       ------        ------           ---        -----

Total interest bearing         $721,539        $16,793        3.11%      $673,039       $25,280        5.02%
liabilities                    --------        -------        -----      --------       -------        -----

Demand deposits                  73,657                                    64,453
Accrued expenses and              8,124                                     7,992
other liabilities
Stockholders' equity             61,632                                    55,692
                               --------                                  --------
Total liabilities and          $864,952                                  $801,176
stockholders' equity           --------                                  --------

Interest rate spread                           $23,452        3.70%                     $20,887        3.31%
Contribution of free                                          0.27%                                    0.46%
funds                                                         -----                                    -----

Net interest margin                                           3.97%                                    3.77%
                                                              -----                                    -----

             Net Interest Income Analysis on a Tax-equivalent basis
                                ($ in Thousands)





                               Three months ended September 30, 2002     Three months ended September 30, 2001
                               -------------------------------------     -------------------------------------
                               Average         Interest      Average     Average       Interest       Average
                               Balance         Income/       Yield/      Balance       Income/        Yield/
                                               Expense       Rate                      Expense        Rate
                               --------        --------      -------     --------      --------       -------
ASSETS
Earning Assets:
Loans, net (1)(2)(3)           $645,452                                  $590,749
Less: non-accrual loans        (18,259)                                  (10,982)
                               --------                                  --------
Loans, net                      627,193        $11,032        6.98%       579,767       $12,246        8.38%
Investments                     169,615          2,631        6.15%       162,393         2,643        6.46%
Other earning assets              1,002              3        1.19%        17,160           141        3.26%
                               --------        -------        -----      --------       -------        -----
Total earning assets           $797,810        $13,666        6.80%      $759,320       $15,030        7.85%
                               --------        -------        -----      --------       -------        -----
Allowance for loan losses       (8,124)                                   (7,287)
Non-accrual loans                18,259                                    10,982
Cash and due from banks          19,902                                    17,263
Other assets                     60,722                                    41,710
                               --------                                  --------
Total assets                   $888,569                                  $821,988
                               --------                                  --------

LIABILITIES AND
STOCKHOLDERS EQUITY
Interest bearing
liabilities
Interest bearing               $447,922         $2,653        2.35%      $449,019        $4,511        3.99%
deposits, excluding time
> $100M
Time deposits > $100M           183,893          1,723        3.72%       127,798         1,724        5.35%
                                -------          -----        -----       -------         -----        -----
Total interest bearing         $631,815         $4,376        2.75%      $576,817        $6,235        4.29%
deposits
Short-term borrowings            14,683             73        1.97%         1,307            12        3.64%
Other borrowings                 70,110            665        3.76%        87,636         1,163        5.27%
Trust preferred securities       16,100            410       10.10%        16,100           402        9.91%
                                 ------            ---       ------        ------           ---        -----


Total interest bearing         $732,708         $5,524        2.99%      $681,860        $7,812        4.55%
liabilities                    --------         ------        -----      --------        ------        -----

Demand deposits                  82,314                                    72,844
Accrued expenses and              9,877                                     9,971
other liabilities
Stockholders' equity             63,670                                    57,313
                               --------                                  --------
Total liabilities and          $888,569                                  $821,988
stockholders' equity           --------                                  --------

Interest rate spread                            $8,142        3.80%                      $7,218        3.31%
Contribution of free                                          0.24%                                    0.46%
funds                                                         -----                                    -----

Net interest margin                                           4.05%                                    3.77%
                                                              -----                                    -----



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

Net interest margin (on a federal tax-equivalent basis) for the three months ended September 30, 2002 increased from 3.77% to 4.05% compared to the same period a year ago. The average yield on interest earning assets amounted to 6.80% for the third quarter of 2002, representing a decrease of 105 basis points from the same period last year. Total loan yields decreased 140 basis points to 6.98%, while total investment yields decreased 31 basis points to 6.15%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 154 basis points to 2.75% for the third quarter of 2002 when compared to the third quarter of 2001, while short-term borrowing costs decreased 167 basis points to 1.97% comparing the two periods. Other borrowing costs decreased 151 basis points to 3.76% during the same time period. These factors contributed to an increase in the Company's interest margin for the three months ended September 30, 2002 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 89.8% for the third quarter of 2002 compared with 92.4% for the same period in 2001. The ratio decreased in 2002, primarily as a result of growth in earning assets offset to a greater degree by an increase in non-accrual loans and a $13 million dollar purchase of business owned life insurance ("BOLI").

Net interest income on a tax equivalent basis for the nine months ended September 30, 2002 increased $2.6 million, or 12.3%, to $23.5 million from $20.9 million for the same period a year ago. Total interest income for the nine months ended September 30, 2002 decreased $5.9 million, or 12.8%, to $40.2 million from $46.1 million for the nine months ended September 30, 2001, while interest expense decreased $8.5 million, or 33.6%, to $16.8 million when compared to $25.3 million for the nine months ended September 30, 2001. The increase in net interest income between these two periods occurred primarily as a result of growth in the average volume of interest earning assets and non-interest bearing deposits offset to a lesser degree by an increase in interest paying liabilities and a decrease in the yield on earning assets.

For the nine months ended September 30, 2002, average-earning assets increased $49.0 million, or 6.6%, when compared to the same period last year. The Company recorded an increase in average loans of $45.5 million, or 7.8%, for the first nine months of 2002 when compared to the same period a year ago. Loans have typically resulted in higher rates of interest to the Company than have investment securities.

The interest rate spread increased for the nine months ended September 30, 2002 when compared to the same period a year ago. The interest rate spread increased 39 basis points to 3.70% at September 30, 2002 from 3.31% in the same period in 2001. While the average yield on earning assets decreased 152 basis points during the period, the average rate paid on interest-bearing liabilities decreased 191 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

Net interest margin (on a federal tax-equivalent basis) for the nine months ended September 30, 2002 increased from 3.77% to 3.97% compared to the same period a year ago. The average yield on interest earning assets amounted to 6.81% for the nine months ended September 30, 2002, representing a decrease of 152 basis points from the same period last year. Total loan yields decreased 181 basis points to 7.06%, while total investment yields decreased 62 basis points to 6.01%, as compared to the same period a year ago. The Company's average cost on interest bearing deposit liabilities decreased 191 basis points to 2.87% for the first nine months of 2002 when compared to the same period in 2001, while short-term borrowing costs decreased 351 basis points to 2.00%, comparing the two periods. Other borrowing costs decreased 164 basis points to 3.92% during the same time period. These factors contributed to an increase in the Company's interest margin for the nine months ended September 30, 2002 compared to the same period a year ago.

The ratio of average earning assets to average total assets was 91.3% in the first nine months of 2002 compared with 92.5% for the same period in 2001. The ratio decreased slightly in 2002, primarily as a result of growth in earning assets offset to a greater degree by an increase in non-accrual loans.

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

The provision for loan losses for the three months ended September 30, 2002 increased $1.2 million to $1.7 million compared with $425,000 for the third quarter of 2001. For the nine months ended September 30, 2002, the provision for loan losses increased $1.6 million to $2.7 million compared with $1.1 million for the same period last year. Management believes that the current allowance (giving effect to the increased provision) conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Possible Loan Losses" below.



Non-Interest Income

Total non-interest income increased $1.4 million, or 85.8%, to $3.0 million for the third quarter of 2002 when compared to the third quarter of 2001. This increase occurred as a result of increased fees on other customer services, an increase in gains from sales of loans, an increase in securities gains, and increased other income offset to a lesser degree by a decrease in trust revenues and decreased fees from loan servicing.

                                     TABLE 3
                               NONINTEREST INCOME
                                ($ in Thousands)



                                Third         Third
                               Quarter       Quarter      Percent          YTD            YTD        Percent
                                2002           2001        change          2002           2001        change
                               -------       -------      -------          ----           ----       -------
Trust                            170            205        (17.1)%           494           500         (1.2)%
Service charges on               761            466          63.3%         2,113         1,343          57.3%
deposit accts
Loan servicing fees              273            357        (23.5)%           765           937        (18.4)%

Brokerage commissions            170             81         109.9%           444           244          82.0%

Bank owned life                  176             14             NM           218            41         431.7%
insurance income
Non-bank subsidiary              327             71         360.6%           752           189         297.9%
income
Gain on sales of                 386            206          87.4%           830           570          45.6%
loans
Gains on sales of                511              0             Na           511             0             Na
investments
Asset sales gains,                 0              0             Na           107             0             Na
net
Other                            193            197         (2.0)%           752           569          32.2%
                               -----          -----         ------         -----         -----          -----
Total                          2,967          1,597          85.8%         6,986         4,393          59.0%



Service charges on deposit accounts for the third quarter of 2002 showed an increase of $295,000, or 63.3%, over 2001 results, accounting for much of the improvement in fee income generated for other services to customers.

As a result of a purchase of $13 million in business owned life insurance ("BOLI") made during the year, income from BOLI improved by $162,000 for the quarter ended September 30, 2002. In addition, revenues generated by the operation of Arborview LLC ("Arborview") (a recently formed subsidiary created to manage a community based residential facility) amounted to $195,000 for the third quarter.

Trust fees decreased $35,000, or 17.1%, in the third quarter of 2002 compared to the same quarter in 2001, primarily as a result of lower market values on various trust accounts for which fees are assessed.

Loan servicing fees decreased $84,000 to $273,000 in the third quarter of 2002, when compared to the same quarter in 2001. The decrease in 2002 resulted from a decrease in commercial loan servicing income.

Gains on sales of loans in the secondary market increased $180,000 to $386,000 in the third quarter of 2002, when compared to the same quarter in 2001, primarily as a result of increased gains from sales of mortgage and commercial loans. Recent declines in interest rates continue to stimulate mortgage production, including an increase in refinancing activity. Sales of loans for the three months ended September 30, 2002 decreased to $17.4 million, compared to $19.7 million for the same period a year earlier.

For the quarter ended September 30, 2002, gains from sale of securities totaled $511,000.

For the first nine months of 2002, non-interest income increased $2.6 million, or 59.0%, to $7.0 million from $4.4 million for the same period a year ago. This includes revenues received from Arborview totaling $523,000 for the period.

Trust fee income decreased $6,000, or 1.2%, to $494,000 for the first nine months of 2002 compared to $500,000 for the same period in 2001 as a result of lower market values on various trust accounts for which fees are calculated and assessed.

For the first nine months, service charges on deposit accounts increased $770,000, or 57.3%, to $2.1 million from $1.3 million for the same period in 2001 as a result of better collection efforts and a recent price adjustment.

Other income increases consisted of a gain of $107,000 related to the sale of bank land not deemed necessary for development at this time. Another item contributing to other income increases was income of $133,000 on previously amended tax returns which was received during the quarter.

Income from BOLI improved by $177,000 for the nine months ended September 30, 2002 as a result of a prior BOLI purchase made during the year.

Loan servicing fees decreased $172,000, or 18.4%, to $765,000 for the first nine months of 2002 compared to $937,000 for the same period in 2001.

Gains on sales of loans in the secondary market increased $260,000 to $830,000 for the first nine months of 2002, when compared to the same period in 2001, primarily as a result of increased gains from sales of mortgage loans. Sales of loans for the nine months ended September 30, 2002 decreased to $50.4 million, compared to $59.2 million for the same period a year earlier.



Non-Interest Expense

Non-interest expense increased $688,000, or 12.8%, for the three months ended September 30, 2002 compared to the same period in 2001. Salaries and employee benefits showed an increase of $531,000, or 17.4%, for the period as a result of additional staffing to operate newer facilities and regular salary and related benefit increases. Full time equivalent staff increased to 293 persons from 283 a year earlier. Increases in occupancy (amounting to $65,000 or 14.8%) and equipment expenses (amounting to $42,000 or 11.9%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

                                     TABLE 4
                               NONINTEREST EXPENSE
                                ($ in Thousands)


                               Third          Third
                              Quarter        Quarter      Percent          YTD            YTD        Percent
                               2002           2001        change           2002           2001        change
                              -------        -------      -------          ----           ----       -------
Personnel                      3,589          3,058         17.4%         10,394         8,992         15.6%
Occupancy                        505            440         14.8%          1,520         1,308         16.2%
Equipment                        395            353         11.9%          1,180         1,059         11.4%
Data processing                  261            247          5.7%            768           726          5.8%
Supplies and printing            161            107         50.5%            452           326         38.7%
Business development/            175            119         47.1%            470           403         16.6%
Advertising
FDIC                              28             28          0.0%             85            81          4.9%
Goodwill amortization              0            121            Na              0           364            Na
Amortization of MSR's             90             28        221.4%            266           108        146.3%
Legal and                         82             72         13.9%            239           219          9.1%
professional
Operation of other               (49)            85            Na            161           249       (35.3)%
real estate owned
Other                            816            707         15.4%          2,295         1,882         21.9%
                                 ---            ---         -----          -----         -----         -----
Total                          6,053          5,365         12.8%         17,830        15,717         13.4%

Expenses related to the operation of other real estate owned decreased $134,000 to net revenues of $49,000 for the quarter ended September 30, 2002 compared to the same period in 2001. Included in the decrease of these expenses were gains taken on the sale of other real estate owned amounting to $75,000 for the third quarter of 2002 compared to net gains taken on sale of $44,000 for the same period in 2001. In addition, costs related to the holding of other real estate owned properties decreased $103,000 to $26,000 for the third quarter of 2002.

Other operating expenses increased $170,000, or 14.4%. Legal expense and loan collection expense increased $10,000 for the three months ended September 30, 2002 primarily as a result of increased legal issues related to loan collection efforts. Expenses related to the operation of Arborview amounted to $250,000 for the third quarter of 2002 and are consolidated in various expense categories.

Included in the third quarter 2001 expenses for other operating expenses were amortization of goodwill related to the Four Seasons acquisition (a purchase of a one bank holding company in July 1996) of $83,000 and amortization of $38,000 related to the BLBNA acquisition. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment as least annually. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 and SFAS No. 144 does not have a material impact on the Company's financial statements.

Mortgage servicing rights expense includes the amortization of the mortgage servicing rights asset. Amortization of mortgage servicing rights increased by $62,000, reflecting the decline in interest rates in 2002 and subsequent refinancing, thereby accelerating the writedown of mortgage servicing rights.

Other items (such as marketing, telephone, postage and director fees) comprising other operating expense show an increase of $109,000 or 15.4% in the third quarter of 2002 when compared to the same quarter in 2001. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.38% for the three months ended September 30, 2002 compared to 1.82% for the same period in 2001.

Non-interest expense increased $2.1 million, or 13.4%, for the nine months ended September 30, 2002 compared to the same period in 2001. Salaries and employee benefits showed an increase of $1.4 million, or 15.6%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Increases in occupancy (amounting to $212,000 or 16.2%) and equipment expense (amounting to $121,000 or 11.4%) occurred as a result of expansion in the Green Bay and Waupaca markets and costs related to modernization of various facilities.

Operation of other real estate expense shows a decrease of $88,000. The decrease is related to reduced expenses related to the operation of other real estate owned amounting to $211,000 for the first nine months of 2002 compared to $308,000 for the same period in 2001. Net gains on sale of other real estate owned properties amounted to $28,000 compared to net gains taken of $43,000 in the same period one year earlier.

Other operating expenses increased $424,000, or 12.5%, for the nine months ended September 30, 2002 when compared to the same period a year ago. Included in 2001 expenses were amortization of goodwill amounting to $364,000 related to the Four Seasons and BLBNA acquisition. Expenses related to the operation of Arborview total $671,000 for the nine month period ended September 30, 2002 and are included in various expense categories of non-interest expense.

Amortization of mortgage servicing rights increased by $158,000, or 146.3%, for the nine months ended September 30, 2002 when compared to the same period in 2001.

Other items (such as marketing, telephone, postage and director fees) comprising other operating expense shows an increase of $413,000 or 21.9% for the period ended September 30, 2002 when compared to the same period in 2001. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.68% for the nine months ended September 30, 2002 compared to 1.89% for the same period in 2001.

Income Taxes

Income tax expense for the Company for the three months ended September 30, 2002 was $809,000, an increase of $24,000, or 3.1%, compared to the same period in 2001. The increase in income tax provision for the period was due to increased taxable income.

Income tax expense for the Company for the nine months ended September 30, 2002 was $2.6 million, an increase of $339,000, or 15.3%, compared to the same period in 2001. The increase in income tax provision for the period was due to increased taxable income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 28.9% for the nine months ended September 30, 2002 compared with 29.6% for the same period in 2001. The effective tax rate of 28.9% consisted of a federal effective tax rate of 25.8% and Wisconsin State effective tax rate of 3.1%.


Balance Sheet Analysis

Loans

At September 30, 2002, total loans increased $44.6 million, or 7.4%, to $649.9 million from $605.3 million at December 31, 2001. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $327.1 million at September 30, 2002 compared to $288.4 million at December 31, 2001. In addition, real estate construction loans increased to $82.7 million at September 30, 2002, compared to $67.9 million at December 31, 2001. Real estate mortgage loans decreased to $140.4 million at September 30, 2002, compared with $143.7 million at December 31, 2001. Consumer loans decreased to $15.8 million at September 30, 2002, compared with $16.9 million at December 31, 2001.

Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):


                                                                              September 30,     December 31,
                                                                                  2002              2001
                                                                              ------------      -----------
Amount of loans by type (dollars in thousands)
Real estate-mortgage
  Commercial                                                                    $327,072          $288,385
  1-4 family residential
      First liens                                                                 91,161            96,626
      Junior liens                                                                23,051            24,748
      Home equity                                                                 26,258            22,374
Commercial, financial and agricultural                                            84,090            88,649
Real estate-construction                                                          82,747            67,939
Installment
  Credit cards and related plans                                                   2,060             2,145
  Other                                                                           13,789            14,745
Less:  deferred origination fees, net of costs                                       334               324
                                                                                --------          --------
      Total                                                                     $649,894          $605,287

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

As the following table indicates, the ALL at September 30, 2002 was $9.3 million compared with $8.0 million at the end of 2001. Loans increased 7.4% from December 31, 2001 to September 30, 2002, while the allowance as a percent of total loans increased due to the loan loss provision being higher in comparison to loan growth for the first nine months of 2002. The September 30, 2002 ratio of ALL to outstanding loans was 1.43% compared with 1.32% at December 31, 2001 and the ALL as a percentage of nonperforming loans was 41.3% at September 30, 2002 compared to 54.5% at end of year 2001. Based on management's analysis of the loan portfolio risk at September 30, 2002, a provision expense of $2.7 million was recorded for the nine months ended September 30, 2002, an increase of $1.6 million compared to the same period in 2001. Net loan charge-offs of $1.4 million occurred in the first nine months of 2002, and the ratio of net charge-offs to average loans for the period ended September 30, 2002 was 0.29% compared to 0.08% at September 30, 2001. Commercial real estate loan net charge-offs represented 88.7% of the total net loan charge-offs for the first nine months of 2002. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

               Allowance for Loan Losses and Nonperforming Assets
                             (dollars in thousands)

                               For the period ended       For the period ended       For the period ended
                                September 30, 2002         September 30, 2001          December 31, 2001
                                ------------------         ------------------          -----------------

Allowance for  Loan Losses
("ALL")
Balance at beginning of              $ 7,992                   $ 7,006                       $ 7,006
period

Provision for loan losses              2,700                     1,075                         2,880
Charge-offs                            1,925                     1,097                         2,729
Recoveries                               553                       737                           835
                                     -------                   -------                       -------
Balance at end of period               9,320                     7,721                         7,992

Net charge-offs ("NCOs")               1,372                       360                         1,894

Nonperforming Assets:
Nonaccrual loans                      18,490                    11,411                         9,929
Accruing loans past due 90                 0                         0                             0
days or more
Restructured loans                     4,099                     4,914                         4,744
                                     -------                   -------                       -------

Total nonperforming loans             22,589                    16,325                        14,673
("NPLs")
Other real estate owned                2,639                     1,868                         1,673
                                     -------                   -------                       -------

Total nonperforming assets           $25,228                    18,193                        16,346
("NPAs")
Ratios:
ALL to NCO's (annualized)               5.09                     16.09                          4.22
NCO's to average loans                 0.29%                     0.08%                         0.32%
(annualized)
ALL to total loans                     1.43%                     1.30%                         1.32%
NPL's to total loans                   3.48%                     2.74%                         2.42%
NPA's to total assets                  2.79%                     2.19%                         1.93%
ALL to NPL's                          41.26%                    47.30%                        54.47%

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


                   Allocation of the Allowance for Loan Losses
                             (dollars in thousands)

                               Sept 30,                       Sept 30,                      Dec 31,
                                2002                            2001                         2001
                               ------       Percent            ------       Percent         ------       Percent
                               Amount          of              Amount          of           Amount          of
                               ------        loans             ------        loans          ------         loans
                                               to                              to                           to
                                             total                           total                         total
                                             loans                           loans                         loans
                                             -----                           -----                         -----


Commercial, financial        $  1,612       12.94%              1,760        15.82%            972       14.65%
& agricultural
Commercial real estate          5,200       50.28%              3,400        44.99%          4,158       47.59%
Real Estate:
  Construction                    380       12.73%                370        11.35%            503       11.22%
  Residential                   1,320       17.57%              1,400        20.95%          1,078       20.05%
  Home Equity                     150        4.04%                142         3.94%            178        3.70%
Consumer                          150        2.12%                140         2.56%            162        2.44%
Credit card                        70        0.32%                 60         0.39%             93        0.35%
Loan commitments                  158                             149                          144
Not specifically allocated        280                             300                          704
                                -----                             ---                          ---
Total allowance              $  9,320      100.00%             $7,721       100.00%       $  7,992      100.00%

Allowance for credit            1.43%                           1.30%                        1.32%
loss as a percentage
of total loans
Period end loans             $649,894                        $595,733                     $605,287

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at September 30 2002. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collectibility.

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

Non-performing assets at September 30, 2002 were $25.2 million compared to $16.3 million at December 31, 2001. Other real estate owned totaled $663,000 and consisted of two residential and four commercial properties. In addition, investment in Arborview, an operating subsidiary of the Company, totals $2.0 million at September 30, 2002. Non-accrual loans represented $18.5 million of the total of non-performing assets, of which $3.6 million was acquired by the Company with the BLBNA acquisition. Real estate non-accrual loans accounted for $17.0 million of the total, of which $4.0 million was residential real estate and $13.0 million was commercial real estate, while commercial and industrial non-accruals accounted for $1.2 million.

Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans, except for one commercial credit totaling $5.4 million. These credits are in the process of a workout and it is anticipated that the specific reserve applied to this loan (approximately $1.2 million) will be sufficient to cover the entire amount of potential loss. $4.1 million of troubled debt restructured loans existed at September 30, 2002 and $4.7 million at December 31, 2001. Approximately $3.4 million of troubled debt restructured loans at September 30, 2002 consists of two commercial real estate credits which were granted various payment concessions and had experienced past cashflow problems. These credits were current at September 30, 2002. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default. As a result, the ratio of non-performing loans to total loans at September 30, 2002 was 3.5% compared to 2.4% at 2001 year-end. The Company's ALL was 41.3% of total non-performing loans at September 30, 2002 compared to 54.4% at end of year 2001.

Potential problem loans at September 30, 2002 are restricted to two commercial borrowers with credits aggregating approximately $1.3 million. Potential problem loans totaled $10.5 million at December 31, 2001. The commercial loan customers are undergoing cashflow problems and, as a result, have experienced liquidity problems. These credits were not current at September 30, 2002, and continue to be monitored for future performance as management change is now in place. Management's evaluation of the borrower's existing collateral supports an expectation of full recovery even in the event of liquidation, regardless of future performance, consummation of a business combination transaction or potential default.

Investment Portfolio

At September 30, 2002, the investment portfolio (which includes investment securities available for sale and held to maturity) decreased $867,000, or 0.5%, to $166.2 million from $167.1 million at December 31, 2001. At September 30, 2002, the investment portfolio represented 18.4% of total assets compared with 19.8% at December 31, 2001.

Securities held to maturity and securities available for sale consist of the following:

                              At September 30, 2002
                             (dollars in thousands)

                                                                Gross           Gross
                                             Amortized          Unrealized      Unrealized        Estimated
                                              Cost              Gains           Losses            Market Value
                                              ----              -----           ------            ------------
Securities held to maturity

Obligations of states &                    $ 19,523           $    501        $      0              $ 20,024
political subdivisions

Securities available for sale

Obligations  of U.S. Treasury &              21,616              2,179               0                23,795
other U.S. Agencies

Mortgage-backed securities                   65,564              1,299              39                66,824

Obligations of states &                      37,571              2,434               0                40,005
political subdivisions

Equity securities                            16,086                                                   16,086

Total securities  available for            $140,837           $  5,912        $     39              $146,710
sale

                              At December 31, 2001
                             (dollars in thousands)


                                                                Gross           Gross
                                             Amortized          Unrealized      Unrealized        Estimated
                                              Cost              Gains           Losses            Market Value
                                              ----              -----           ------            ------------

Securities held to maturity

Obligations of states &                      $ 22,205           $    216           $     23           $ 22,398
political subdivisions

Securities available for sale

Obligations of U.S. Treasury &               $ 21,505           $  1,235           $      0           $ 22,740
other U.S. Agencies

Mortgage-backed securities                     73,183              1,359                194             74,348

Obligations of states &                        32,639                889                 24             33,504
political subdivisions

Equity securities                              14,303                                                   14,303

Total securities available for               $141,630           $  3,483           $    218           $144,895
sale



At September 30, 2002, the contractual maturities of securities held to maturity and securities available for sale are as follows: (dollars in thousands):


                                         Securities held to Maturity              Securities Available for Sale
                                         ---------------------------              -----------------------------

                                      Amortized Cost          Market Value       Amortized Cost       Market Value
                                      --------------          ------------       --------------       ------------
Within 1 year                             $  2,857            $  2,887            $ 38,017            $ 37,553
After 1 but within 5 years                   8,160               8,489              54,633              58,605
After 5 but within 10 years                  3,096               3,238              18,861              20,438
After 10 years                               5,410               5,410              13,240              14,028
Equity securities                                0                   0              16,086              16,086
                                          --------            --------            --------            --------
Total                                     $ 19,523            $ 20,024            $140,835            $146,710

Deposits

Total deposits at September 30, 2002 increased $65.8 million, or 9.8%, to $735.7 million from $669.9 million at December 31, 2001. Non-interest bearing deposits at September 30, 2002 increased $7.2 million, or 9.6%, to $83.3 million from $76.1 million at December 31, 2001. Interest-bearing deposits at September 30, 2002 increased $58.6 million, or 9.9%, to $652.4 million from $593.8 million at December 31, 2001. Interest-bearing transaction accounts (NOW deposits) increased $7.9 million, primarily in public fund deposits. Savings deposits decreased $17.7 million, or 8.1%, to $201.0 million at September 30, 2002, when compared to $218.7 million at December 31, 2001. Time deposits (including time, $100,000 and over and other time) increased $68.4 million (includes increase of $57.7 million in time deposits over $100,000), or 21.0%, to $393.8 million at September 30, 2002, when compared to $325.4 million at December 31, 2001. Brokered CD's totaled $109.3 million at September 30, 2002 compared to $47.6 million at December 31, 2001. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's expansion into new markets in recent years, this effect has been reduced as additional branch facilities in less seasonal locations have provided deposit growth and seasonal stability.

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


Short Term Borrowings and Other Borrowings

Short-term borrowings at September 30, 2002 consist of federal funds purchased, securities under agreements to repurchase, and advances from the Federal Home Loan Bank ("FHLB"). Total short-term borrowings at September 30, 2002 increased $12.9 million to $15.8 million from $2.8 million at December 31, 2001. Customer repurchase agreements decreased from $2.7 million at December 31, 2001 to $2.0 million at September 30, 2002. FHLB advances increased from $0 at December 31, 2001 to $3.8 million at September 30, 2002. Federal funds purchased increased from $0 at December 31, 2001 to $10.0 million at September 30, 2002 accounting for the balance of the increase in the balance of short-term borrowings. These have increased as a result of loan growth and a reduction in term borrowings from FHLB.

Other borrowings consist of term loans with FHLB. These borrowings totaled $65 million at September 30, 2002 compared to $90 million at December 31, 2001.

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

Long Term Debt

Long-term debt of $106,000 at September 30, 2002 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.

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

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $2.8 million for the first nine months of 2002 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $3.6 million in the first nine months of 2002.

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

Maturing investments have been a primary source of liquidity at the Bank. For the nine months ended September 30, 2002, principal payments totaling $36.6 million were received on investments. These proceeds in addition in other Company cash were used to purchase $37.0 million in investments for the period. At September 30, 2002, the carrying or book value of investment securities maturing within one year amounted to $40.4 million or 24.3% of the total investment securities portfolio. This compares to a 12.3% level for investment securities with one year or less maturities as of December 31, 2001. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first nine months of 2002 totaled $45.1 million. At September 30, 2002, the investment portfolio contained $90.6 million of U.S. Treasury and federal agency backed securities representing 54.5% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized at September 30, 2002 amounting to $3.5 million.

Deposit growth is typically another source of liquidity for the Bank. As a financing activity reflected in the September 30, 2002 Consolidated Statements of Cash Flows, deposits increased and resulted in $65.8 million of cash inflow during the first nine months of 2002. The Company's overall deposit base increased 9.8% for the nine months ended September 30, 2002. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $172.6 million, or 26.6%, of loans maturing within one year.

Within the classification of short-term borrowings and other borrowings at September 30, 2002, federal funds purchased and securities sold under agreements to repurchase totaled $15.8 million compared to $2.8 million at the end of 2001. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total $68.8 million at September 30, 2002, compared to $90.0 million at the end of 2001.

The Bank's liquidity resources were sufficient in the first nine months of 2002 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

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



                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                            AS OF September 30, 2002

                                              Within          Four to        Seven to       One Year    Over
                                              Three             Six           Twelve        To Five     Five
                                              Months           Months         Months         Years      Years      Total
                                              ------           ------         ------         -----      -----      -----
(In thousands)

Earning assets:
  Investment securities                       $ 26 126        $ 19 245       $ 14 977      $ 66 515    $ 46 000    $172 863
  Loans and leases
     Variable rate                             320 609           7 009         17 780        18 777           0     364 175
     Fixed rate                                 46 925          19 312         38 645       157 673       7 143     269 698
                                              --------        --------       --------      --------    --------    --------
  Total loans and leases                      $367 534        $ 26 321       $ 56 425      $176 450      $7 143    $633 873
                                              --------        --------       --------      --------    --------    --------
Total earning assets                          $393 660        $ 45 566       $ 71 402      $242 965    $ 53 143    $806 736
                                              ========        ========       ========      ========    ========    ========
Interest bearing liabilities:
  NOW Accounts                                $ 14 396            $  0           $  0      $ 43 189        $  0    $ 57 585
  Savings Deposits                             156 148               0              0        44 868           0     201 016
  Time Deposits                                 71 877          35 393        126 675       159 815           0     393 760
  Borrowed Funds                                45 779              52              0        35 054           0      80 885
  Trust Preferred Stock                              0               0              0             0      16 100      16 100
                                              ========        ========      =========      ========    ========    ========
Total interest bearing                        $288 200        $ 35 445      $ 126 675      $282 926    $ 16 100    $749 346
                                              ========        ========      =========      ========    ========    ========
  Liabilities

Interest sensitivity gap (within              $105 460        $ 10 121      $(55 273)      $(39 961)   $ 37 043    $ 57 390
periods)
Cumulative interest sensitivity gap           $105 460        $115 581        $60 308       $20 347    $ 57 390
Ratio of cumulative interest                    13.07%          14.33%          7.48%         2.52%       7.11%
  Sensitivity gap to rate
  Sensitive assets
Ratio of rate sensitive assets                 136.59%         128.55%         56.37%        85.88%     330.08%
  To rate sensitive
  Liabilities
Cumulative ratio of rate                       136.59%         135.71%        113.39%       102.77%     107.66%

Sensitive assets to rate
Sensitive liabilities

In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations indicated that net interest income would increase by approximately 3.6% if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 8.2% if rates fell by a 100 basis point shock under these scenarios for the period ended September 30, 2003. This result was within the policy limits established by the Company.

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

Capital Resources

Shareholders' equity at September 30, 2002 increased $5.4 million or 9.0% to $64.5 million, compared with $59.1 million at end of year 2001. This increase includes a change of $1.7 million to capital in 2002 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $3.6 million or 6.2% for the period between September 30, 2002 and December 31, 2001.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 24% of Company's Common Stock participate in the plan.

In 2001, the Company completed a Trust Preferred Security offering in the amount of $16.1 million to enhance regulatory capital and to add liquidity. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. As of September 30, 2002, $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

Cash dividends paid for the first nine months of 2002 were $0.36 per share compared with $0.33 in the first nine months of 2001. The Company provided a 9.1% increase in normal dividends per share in 2002 over 2001 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the open market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first nine months of 2002.

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

At September 30, 2002 and December 31, 2001, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of September 30, 2002 and December 31, 2001:

(Dollars in thousands)

                                                                                       To Be Well
                                                                                       Capitalized
                                                                                       Under Prompt
                                                                For Capital            Corrective
                                       Actual                   Adequacy               Action
                                       -----                    Purposes               Provisions
                                                                --------               ----------

                                       Amount       Ratio       Amount      Ratio      Amount         Ratio
                                       ------       -----       ------      -----      ------         -----
As of September 30, 2002
  Total Capital (to
  Risk Weighted Assets)
    Company                            80,915        10.98%      58,932      8.00%      73,665        10.00%
    Bank                               77,559        10.52%      58,967      8.00%      73,708        10.00%
  Tier 1 Capital(to
  Risk Weighted Assets)
    Company                            71,706         9.73%      29,466      4.00%      44,199         6.00%
    Bank                               68,344         9.27%      29,483      4.00%      44,225         6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                            71,706         8.15%      35,211      4.00%        N/A           N/A
    Bank                               68,344         7.76%      35,211      4.00%      44,014         5.00%

As of December 31, 2001
  Total Capital (to
  Risk Weighted Assets)
    Company                            76,044        11.34%      53,663      8.00%      67,144        10.00%
    Bank                               72,022        10.73%      53,715      8.00%      67,144        10.00%
  Tier 1 Capital(to
  Risk Weighted Assets)
    Company                            68,052        10.15%      26,831      4.00%      40,286         6.00%
    Bank                               64,030         9.54%      26,858      4.00%      40,286         6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                            68,052         8.24%      33,032      4.00%        N/A           N/A
    Bank                               64,030         7.75%      33,032      4.00%      41,290         5.00%

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

As of September 30, 2002, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2001, as described in the Company's 2001 Form 10-K Annual Report.


Item 4.  Controls and Procedures.


(a). Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13 a - 14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b). Changes in internal controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.



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

99.2                Certification pursuant to 18 U.S.C. Section 1350

(b).  Report on Form 8-K:

None

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             BAYLAKE CORP.
                                              --------------------------------------------



Date:     November 13, 2002                    /s/        Thomas L. Herlache
     -------------------------------          --------------------------------------------
                                                          Thomas L. Herlache
                                                            President (CEO)


Date:     November 13, 2002                    /s/        Steven D. Jennerjohn
     -------------------------------           -------------------------------------------
                                                          Steven D. Jennerjohn
                                                              Treasurer (CFO)

SECTION 302 CERTIFICATION

I, Thomas L. Herlache, President and Chief Executive Officer, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of Baylake
                  Corp;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                   /s/ Thomas L. Herlache
                                           ----------------------
                                           Thomas L. Herlache
                                           President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Steven D. Jennerjohn, Treasurer and Chief Financial Officer, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of Baylake
                  Corp;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.
                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                   /s/ Steven D. Jennerjohn
                                           ------------------------
                                           Steven D. Jennerjohn
                                           Treasurer and Chief Financial Officer