Form 10-K
period 2002-12-31
BAYLAKE CORP
filed 2003-03-28
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________________ to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

As of March 17, 2003, 7,517,276 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the $13.50 reported bid price on that date) held by non-affiliates (excludes a total of 413,572 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $95,900,004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                               Part of Form 10-K Into Which
            Document                      Portions of Documents are Incorporated

Definitive Proxy Statement for 2003                     Part III
Annual Meeting of Shareholders to be
Filed within 120 days of the fiscal
Year ended December 31, 2002

                                 2002 FORM 10-K
                                TABLE OF CONTENTS

                                 DESCRIPTION                                          PAGE NO.
                                 -----------                                          --------
PART I
         ITEM 1.    Business                                                                 3
         ITEM 2.    Properties                                                               8
         ITEM 3.    Legal Proceedings                                                        8
         ITEM 4.    Submission of Matters to a Vote of Security Holders                      8

PART II
         ITEM 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters                                                      8
         ITEM 6.    Selected Financial Data                                                  9
         ITEM 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of
Operations                                                                                  12
         ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk              41
         ITEM 8.    Financial Statements and Supplementary Data                             41
         ITEM 9.    Changes and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                    81

PART III
         ITEM 10.   Directors and Executive Officers of the Registrant                      82
         ITEM 11.   Executive Compensation                                                  82
         ITEM 12.   Security Ownership of Certain Beneficial Owners and Management          82
         ITEM 13.   Certain Relationships and Related Transactions                          82

PART IV

         ITEM 14.   Controls and Procedures                                                 83
         ITEM 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K         83

                    Signatures                                                              84

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

Baylake Bank

The Bank is a Wisconsin State Bank originally chartered in 1876. The Bank conducts its community banking business through 26 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca, and Waushara Counties. The Bank has eight financial centers in Door County, which is known for its seasonal and tourism related services. The balance of the Bank's financial centers are located in the previously mentioned counties, with the highest concentration, after Door County, in Brown County, which has six financial centers. Other principal industries in Bank's market area include light industry and manufacturing, agriculture, food related products, and to a lesser degree, lumber and furniture.

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

Bank Subsidiaries

In addition to its banking operations, the Bank owns four non-bank subsidiaries:
Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages a portion of the Bank's investment and loan portfolio; Bank of Sturgeon Bay Building Corporation, which owns the Bank's main office building in Sturgeon Bay, Wisconsin and nearby conference center facilities and underlying real property; Cornerstone Financial, Inc., which manages the conference center facilities; and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. The Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. ("UFS"), a data processing services company, located in Grafton, Wisconsin, that provides data processing services to approximately 23 banks (including Bank) and ATM processing services to 50 banks. On January 24, 2002, the Bank formed an additional subsidiary, Arborview LLC ("Arborview") for purposes of the operation of a community based residential facility, acquired as a result of loan problems. On February 19, 2002, the Bank formed a second additional subsidiary, Fish Creek English Inn, LLC ("English Inn") for purposes of the operation of a restaurant acquired in the course of liquidation of problem loans. The English Inn was dissolved by the Bank, effective July 1, 2002 after sale of the business. The results of operations of English Inn are not considered material to the financial statements.

At December 31, 2002, the Company had total assets of $904.7 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.

Corporate Governance Matters

Baylake maintains a website at www.baylake.com. The Company began on March 20, 2003 to make available through that website, free of charge, copies of our Annual Reports, on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after Baylake electronically files those materials with, or furnishes them to, the Securities and Exchange Commission ("SEC"). The Company's SEC reports can be accessed through the Baylake Corp link of our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Acquisitions

Effective October 1, 1998, Baylake acquired Evergreen Bank, N.A., ("Evergreen") from M&I Marshall & Ilsley Bank, Milwaukee, Wisconsin ("M&I"). Pursuant to the stock purchase agreement with M&I, Baylake is only required to pay M&I for the Evergreen stock it purchased upon certain events set forth in the stock purchase agreement. Although the payment period set forth in the stock purchase agreement expired, Baylake has committed to M&I that it will treat the payment terms of the stock purchase agreement as though they had not expired. As of December 31, 2002, none of the events that would require Baylake to pay any funds to M&I has occurred. In connection with Baylake's acquisition of Evergreen, Baylake changed the name of Evergreen, to Baylake Bank, N.A. ("BLBNA"). On March 15, 1999, BLBNA merged with and into Baylake Bank.

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

The Company's total outstanding loans as of December 31, 2002 amounted to approximately $664.3 million, consisting of 84.4% residential, commercial, agricultural and construction real estate loans, 12.0% commercial and industrial loans, 2.3% installment and 1.3% agricultural loans.

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

Deposits

The Company offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Company are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. At December 31, 2002, the Company's total deposits amounted to $740.3 million, including interest bearing deposits of $650.4 million and non-interest bearing deposits of $89.9 million.

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

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 and directs publicly traded companies to comply with a variety of expanded disclosure and internal control requirements, affecting corporate governance and accounting practices reforms under the direction of the Securities and Exchange Commission. The Bank was additionally made subject to Sarbanes-Oxley by direction of the Board of Governors of the Federal Reserve under an interim rule adopted in September of 2002, providing that the Board will administer and enforce the sections of the Sarbanes-Oxley Act with respect to registered banks, consistent with Regulation H of the Board of Governors of the Federal Reserve.

Employees

At December 31, 2002, Baylake and its subsidiaries had 293 full-time equivalent employees. Baylake considers the relationship with its employees to be good.

ITEM 2. PROPERTIES

Baylake does not directly own any real property of any kind. However, the Bank owns twenty-three branches and leases the Company's main office building in Sturgeon Bay, Wisconsin from its subsidiary, the Bank of Sturgeon Bay Building Corporation.

The main office building located in Sturgeon Bay serves as headquarters for Baylake as well as the main banking office of the Bank. The main office also accommodates the expanded business of the Bank, primarily an insurance agency (Baylake Insurance Agency) and financial services. The twenty-six branches owned or leased by the Bank are in good condition and considered adequate for present and near term requirements. The Bank also owned real property under its liquidation subsidiary, Arborview, LLC, which was valued for holding purposes at $1.8 million and which was divested at its full value on February 3, 2003. In addition, the Bank owns other real property that, when considered in the aggregate, is not material to its financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

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

The following table summarizes high and low bid prices and cash dividends paid for the Baylake Common Stock for the periods indicated. Bid prices are computed from those obtained from two brokerage firms, and, since May 1993, from bid prices reported in The Milwaukee Journal Sentinel. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

                                                                                         Cash dividends per
                        Calendar period       High                 Low                   share
                        ---------------       ----                 ---                   ------------------
2001                    1st Quarter           $16.25               $11.00                $0.110
                        2nd Quarter           $15.00               $12.80                $0.110
                        3rd Quarter           $16.25               $13.00                $0.110
                        4th Quarter           $13.75               $12.75                $0.120
2002                    1st Quarter           $14.00               $12.95                $0.120
                        2nd Quarter           $13.40               $12.75                $0.120
                        3rd Quarter           $13.90               $13.05                $0.120
                        4th Quarter           $13.60               $13.30                $0.130

Baylake had approximately 1,705 shareholders of record at March 17, 2003.

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

ITEM 6. SELECTED FINANCIAL DATA

                    Year Ended December 31,
                                                  2002        2001         2000          1999         1998
                                                --------    --------    ---------     ---------     --------
                                                        (dollars in thousands, except per share data)
RESULTS OF OPERATIONS:
Interest Income                                 $ 51,564    $ 59,023    $  56,036     $  46,467     $ 38,061
Interest Expense                                  22,188      32,053       32,099        23,280       19,148
                                                --------    --------    ---------     ---------     --------
Net Interest Income                               29,376      26,970       23,937        23,187       18,913
Provision for Loan Losses                          5,700       2,880          545           850        1,135
                                                --------    --------    ---------     ---------     --------
Net interest income after provision for
loan losses                                       23,676      24,090       23,392        22,337       17,778
Non-interest income:
Gain on sale of loans                              1,425         873          240           295          893
Loan servicing fees                                1,327       1,461          837           875          846
Trust fees                                           637         664          517           553          451
Service charges on deposit accounts                2,853       1,836        1,489         1,369        1,074
Securities gains (losses), net                       509           0            0            (2)           0
Other                                              4,002       1,473        1,603         1,466        1,113
                                                --------    --------    ---------     ---------     --------
Total non-interest income                         10,753       6,307        4,686         4,556        4,377
Non-interest expense
Salaries and employee benefits                    13,743      11,923       10,353         9,700        7,772

Occupancy expense, net                             3,585       3,235        3,047         2,668        2,192
Data processing                                    1,040         986          932           872          699
Other non-interest expense                         4,560       4,379        4,280         4,247        3,213
Operation of other real estate                       203         248          (22)         (117)          15
                                                --------    --------    ---------     ---------     --------
Total non-interest expense                        23,131      20,771       18,590        17,370       13,891
                                                --------    --------    ---------     ---------     --------
Income before income tax                          11,298       9,626        9,488         9,523        8,264

Income tax provision                               2,575       2,091        2,778         2,600        2.247
                                                --------    --------    ---------     ---------     --------

Net income                                      $  8,723    $  7,535    $   6,710     $   6,923     $  6,017

PER SHARE DATA: (1)

Net income per share (basic)                    $   1.17    $   1.01    $    0.90     $    0.94     $   0.82
Net income per share (diluted)                      1.15        0.99         0.87          0.90         0.80
Cash dividends per common share                     0.49        0.45         0.41          0.37         0.47
Book value per share                                8.74        7.91         7.14          6.21         6.17

SELECTED FINANCIAL CONDITION DATA
(AT END OF PERIOD):
Total assets                                    $904,656    $845,713    $ 772,268     $ 646,310     $607,438
Investment securities (2)                        151,366     167,100      153,511       145,080      128,046
Total loans                                      665,887     607,715      555,831       447,767      408,921
Total deposits                                   740,324     669,812      554,005       504,074      495,284
Short-term borrowings (3)                         10,056       2,837       79,538         9,231        3,758
Other borrowings (4)                              65,000      90,000       77,700        80,000       53,000
Notes payable and subordinated debt                  106         158          211           264          392
Trust preferred securities                        16,100      16,100            0             0            0
Total shareholders' equity                        65,400      59,130       53,127        46,210       45,272
PERFORMANCE RATIOS:
Return on average  assets                           1.00%       0.93%        0.95%         1.12%        1.21%
Return on average total shareholders'
equity                                             13.82%      13.37%       13.76%        15.07%       13.87%
Net interest margin (5)                             3.87%       3.79%        3.88%         4.35%        4.42%
Net interest spread (5)                             3.61%       3.34%        3.37%         3.89%        3.85%
Non-interest income to average assets               1.23%       0.78%        0.66%         0.74%        0.88%
Non-interest expense to average assets              2.65%       2.57%        2.63%         2.82%        2.79%
Net overhead ratio (6)                              1.42%       1.79%        1.97%         2.08%        1.91%
Average loan-to-average deposit ratio              91.80%      95.76%       96.71%        85.54%       86.28%
Average interest-earning assets to
average interest-bearing liabilities              109.55%     110.36%      110.78%       111.14%      113.63%
ASSET QUALITY RATIOS: (7)(8)
Non-performing loans to total loans                 3.32%       2.42%        2.34%         2.80%        3.45%
Allowance for loan losses to:
Total loans                                         1.71%       1.32%        1.26%         1.70%        2.71%
Non-performing loans                               51.66%      54.47%       53.94%        60.67%       78.33%
Net charge-offs to average loans                    0.36%       0.32%        0.23%         0.80%        0.14%
Non-performing assets to total assets               2.76%       1.93%        1.80%         1.95%        2.41%
CAPITAL RATIOS: (9)
Shareholders' equity to assets                      7.23%       6.99%        6.88%         7.15%        7.45%
Tier 1 risk-based capital                           9.74%      10.15%        7.77%         8.81%        7.97%
Total risk-based capital                           10.99%      11.34%        8.92%        10.07%        9.22%
Leverage ratio                                      8.24%       8.24%        6.38%         6.79%        6.02%
RATIO OF EARNINGS TO FIXED CHARGES: (10)
Including deposit interest                          1.51x       1.30x        1.30x         1.41x        1.43x
Excluding deposit interest                          3.33x       2.27x        2.11x         3.55x        3.44x

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

On October 1, 1998, the Company acquired Evergreen Bank, N.A. and changed its name to Baylake Bank, N.A. ("BLBNA"). The acquisition was accounted for using the purchase method of accounting. See the discussion of this transaction under
Item 1. "Business" and Note 20 of Notes to Consolidated Financial Statements for additional details on this transaction.

Results of Operations

Earnings Summary

Net income in 2002 was $8.7 million, a 15.8% increase from the $7.5 million earned in 2001. Net income for 2001 showed a 12.3% increase over the 2000 earnings. Basic operating earnings per share increased $0.16 to $1.17 per share in 2002 compared with $1.01 in 2001, an increase of 15.8%. Basic operating earnings per share in 2001 showed a 12.2% increase from 2000 results of $0.90 per share. On a diluted earnings per share basis, the Company recorded $1.15 per share in 2002, compared to $0.99 and $0.87 per share in 2001 and 2000, respectively.

Net income for 2001 and 2000 includes amortization expense of $327,000 of goodwill related to the purchase of Four Seasons (holding company of financial institution named "The Bank", acquired by the Company on July 1, 1996) and $159,000 related to the acquisition of BLBNA. This expense reduced after-tax net income in 2001 and 2000 by $486,000 or earnings per share by $0.07.

Although affected by a declining interest rate environment and increased competition in 2002, net interest income improved. Net interest income for 2002 improved $2.4 million or 8.9% over 2001 levels. Net interest income for 2001 improved $3.0 million or 12.7% over 2000 levels.

Non-interest income during 2002 increased $4.4 million or 70.5% when compared to 2001. The primary factors increasing non-interest income were an increase in gains on sales of loans, net securities gains, an increase in fees for other services to customers and increased other income offset by to a lesser degree by a decrease in fiduciary fees and a decrease in loan servicing fee income.

Non-interest expense increased $2.4 million during 2002, or 11.4% over 2001 levels. Factors contributing to the increase were increased personnel expenses, occupancy expense, data processing expense, and other operating expense.

For 2002, return on average assets increased to 1.00% compared with 0.93% in 2001 and 0.95% in 2000. This ratio increased as a result of the various factors discussed above combined with an average asset growth rate of 8.0% in 2002.

Return on average stockholders' equity in 2002 showed an increase to 13.8% compared to 13.4% in 2001 and 13.8% in 2000. The increase in 2002 compared to 2001 occurred as a result of a higher level of net income and the factors described above offset to a lesser degree by a higher level of average capital.

Cash dividends declared in 2002 increased 8.9% to $0.49 per share compared with $0.45 in 2001. This compares to an increase of 9.8% in dividends declared in 2001 as compared to 2000.

The major components of net income and changes in these components are summarized in Table 1 for years ended December 31, 2002, 2001 and 2000 and are discussed in more detail on the following pages.

TABLE 1: NET INCOME COMPONENTS

                                                  Years ended December 31,

                                                        2001 to 2002             2000 to 2001
                                2002        2001         increase    2000        increase

                                                 (dollars in thousands)
Net interest Income            $29,376     $26,970         8.9%     $23,937        12.7%
Provision for Loan losses      $ 5,700     $ 2,880        97.9%     $   545       428.4%
Noninterest Income             $10,753     $ 6,307        70.5%     $ 4,686        34.6%
Noninterest Expense            $23,131     $20,771        11.4%     $18,590        11.7%
Income before Income taxes     $11,298     $ 9,626        17.4%     $ 9,488         1.5%
Income tax Expense             $ 2,575     $ 2,091        23.1%     $ 2,778       (24.7%)
Net income                     $ 8,723     $ 7,535        15.8%     $ 6,710        12.3%

Net Interest Income

Net interest income (on a tax equivalent basis) is the Company's principal source of revenue accounting for 74.1% of total income in 2002, as compared to 81.8% in 2001 and 84.3% in 2000. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to funding sources, principally deposits and borrowings. Interest rate fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest income earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment on tax exempt assets) was $29.4 million, compared to $27.0 million in 2001 and $23.9 million in 2000. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation, using a 34% tax rate) of $1.4 million for 2002 and $1.3 million for 2001 and 2000, resulted in fully taxable equivalent ("FTE") net interest income of $30.8 million, $28.3 million and $25.2 million, respectively. Net interest income on a tax-equivalent basis reached $30.8 million in 2002, an increase of 8.7% from $28.3 million in 2001. Net interest income on a tax-equivalent basis was $25.2 million in 2000. The improvement in 2002 net interest income of $2.5 million was due in spite of a decrease in the volume of net average earning assets of $849,000. Average-earning assets increased 6.3% offset by an increase of 7.1% in average interest-bearing liabilities. The benefit from an increase in earning assets, non-interest bearing deposits and a decrease in the cost on interest paying liabilities were offset, in part, by an increase in interest-bearing liabilities and a decrease in the yield on interest earning assets. As a result, interest income decreased 12.2% while interest expense for 2002 decreased 30.8%.

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

Table 2 provides average balances of EAs and IBLs, the associated income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on an FTE basis for the three years ended December 31, 2002. Tables 3 through 4 present additional information for the discussion of FTE net interest income, interest rate spread, and net interest margin.

As indicated in Tables 2 and 3, increases in volume and changes in the mix of both EAs and IBLs added $1.4 million to FTE net interest income, while changes in the rates resulted in a $1.0 million increase, for a net increase of $2.4 million.

Average loans outstanding grew from $588.0 million in 2001 to $635.4 million in 2002, an increase of 8.1%. The increase in loan volume was a significant contributing factor to the increase in net interest income. Average loans outstanding increased from $505.9 million in 2000 to $588.0 million in 2001, an increase of 16.2%. The mix of average loans to average total assets increased from 71.6% in 2000 to 72.7% in 2001 and to 72.8% in 2002. The relationship of a higher volume of loans as a percentage of the asset mix has provided a source of higher yielding assets, which has contributed to an increase in net interest income.

The year 2002 saw an increase of the interest rate spread for the Company in spite of a lower interest rate environment. The interest rate spread increased 27 basis points in 2002 to 3.61% from 3.34% in 2001, as the average yield on earning assets decreased 142 basis points while the average rate paid on interest-bearing liabilities decreased 167 basis points over the same period. In contrast, interest rate spread decreased 3 basis points in 2001 compared to 2000 results. The decrease in the Company's earning assets yield reflects a decreasing rate environment impacting rates on the variable priced loans and repricing fixed rate loans (for competitive reasons) for the year 2002. Increased investment interest income, which resulted from an increased investment portfolio, offset by lower yields on the investment portfolio, have contributed to some of the decrease in the yields on interest earning assets. A decreased rate environment also affected the funding side of the balance sheet. Yields on interest-paying liabilities decreased 167 basis points. Decreased interest costs resulted from a lower rate environment offset to a lesser extent by increased competition for retail deposits; increased balances in indexed accounts and additional reliance on wholesale funding. Yields on interest bearing deposits decreased 166 basis points from 4.47% in 2001 to 2.81% in 2002.

Average short-term borrowings decreased $643,000 as deposit growth from core and non-core funding exceeded loan demand, decreasing reliance on other short-term wholesale funding sources. Short-term borrowings consist of federal funds purchased and overnight borrowings from the Federal Home Loan Bank ("FHLB") of Chicago. These funding sources decreased the percentage of average short-term borrowings as a percentage of average interest-bearing liabilities to 2.6% in 2002 compared to 2.9% in 2001. Yields on these borrowings decreased 340 basis points in 2002 compared to 2001 contributing to an overall decrease in the yields paid on interest-bearing liabilities.

Additional sources of funds consisted of other borrowings. Other borrowings consist of term loans with the FHLB and other term loans taken out by the Company during the year 2002. Other borrowings on average decreased $22.1 million to $72.5 million. As a percentage of interest-bearing liabilities, other borrowings decreased to 10.0% from 14.0% in 2001. Yields on these borrowings decreased 141 basis points to 3.85% from 5.26% in 2001.

An additional source of funds generated in 2001 were proceeds from the trust preferred securities offering. These resulted in an average of $16.1 million in funds for 2002 (compared to an average of $14.0 million in 2001, based on the fact that the $16.1 million in trust preferred securities were issued in February 2001) at a cost of 10.2%.

The net interest margin for 2002 was 3.87% compared to 3.79% in 2001. The increase in net interest margin was in part related to a decline in the free funds ratio, an increase in the interest rate spread offset by an increase in non-accrual loans. The impact from competition as it relates to the commercial loan portfolio and costs related to new product offerings had a negative effect on the change in net interest margin. A declining interest rate environment further impacted the net interest margin for the year 2002. The free funds ratio, or the level of non-interest bearing funds that support earning assets, improved to 18.5% from 17.5% in 2001.

The net interest margin for 2001 was 3.79% compared to 3.88% in 2000 as interest rate spread declined during that period. The decrease in 2001 during a declining interest rate environment occurred primarily as the result of an increase in non-accrual loans, a decline in the free funds ratio and a 3 basis point decrease in the interest rate spread. Increased competition, especially as it relates to the commercial loan portfolio, negatively affected net interest margin.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.1% in 2002 compared with 92.5% in 2001 and 92.1% in 2000. The ratio decreased in 2002 as a result of an increase in non-accrual loans.

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

TABLE 2: AVERAGE BALANCES AND INTEREST RATES (INTEREST AND RATES ON A TAX-EQUIVALENT BASIS)

                                                                     Year ended December 31,
                                                                     -----------------------
                                         2002                               2001                                2000
                         ---------    ---------  ---------    ---------    -------   ---------    ---------   ---------   ---------
                           Average     Interest   Average      Average     Interest  Average      Average     Interest     Average
                           Balance                 Rate        Balance                 Rate       Balance                   Rate
                         ---------    ---------  ---------    ---------    --------  ---------    ---------   ---------   ---------
                                                                       (dollars in thousands)
ASSETS:
Earning Assets
Loans (1)(2)(3)          $ 635,368                            $ 587,995                           $ 505,892
  Less: non-accruals       (15,665)                             (10,613)                             (8,396)
                         =========                            =========                           =========
U.S. Treasuries              1,235           77       6.23%       1,229         78        6.35%       1,164          79        6.79%
Agencies                    97,684        5,239       5.36%      99,972      6,202        6.20%      94,882       6,127        6.46%
State and Municipal
 obligations (1)            57,701        4,163       7.21%      53,158      4,051        7.62%      49,363       3,912        7.92%
Other Securities             7,671          510       6.65%       7,671        483        6.30%       6,457         467        7.23%
Federal funds sold           1,132           19       1.68%       5,347        174        3.25%          14           1        7.14%
Other money market
 instruments                10,043          149       1.48%       2,963         78        2.63%       1,188          69        5.81%
                         ---------    ---------  ---------    ---------    -------   ---------    ---------   ---------   ---------
Total earning assets     $ 795,169    $  52,983       6.66%   $ 747,722    $60,379        8.08%   $ 650,564   $  57,340        8.81%
                         =========    =========               =========    =======                =========   =========

Allowance for loan
 losses                     (8,383)                              (7,349)                             (7,999)
Non-accrual loans           15,665                               10,613                               8,396
Cash and due from
 banks                      18,447                               16,288                              14,937
Other assets                52,176                               41,162                              40,548
                         =========                            =========                           =========
Total assets             $ 873,074                            $ 808,436                           $ 706,446
                         =========                            =========                           =========

LIABILITIES AND
STOCKHOLDERS'
EQUITY
Interest bearing
 liabilities
NOW accounts             $  53,170    $     526       0.99%   $  44,015    $   514        1.17%   $  44,965   $     837        1.86%
Savings accounts           201,344        3,038       1.51%     197,993      6,940        3.51%     164,858       7,890        4.79%
Time deposits              361,555       13,771       3.81%     305,012     17,001        5.57%     252,086      14,855        5.89%
                         =========    =========       ====    =========    =======        ====    =========   =========        ====
Total interest-bearing
 deposits                  616,069       17,335       2.81%     547,020     24,455        4.47%     461,909      23,582        5.11%
Short-term borrowings       18,708          375       2.00%      19,351      1,084        5.60%      41,798       2,847        6.81%
Securities sold under
 agreement to
 repurchase                  2,332           38       1.63%       2,403         94        3.91%       2,213         123        5.56%
Other borrowings            72,534        2,790       3.85%      94,589      4,975        5.26%      83,629       5,529        6.61%
Trust preferred             16,100        1,645      10.22%      14,031      1,430       10.19%
Long term debt                 106            5       4.72%         159         15        9.43%         211          18        8.53%
                         =========    =========       ====    =========    =======        ====    =========   =========        ====
Total interest-bearing
 liabilities             $ 725,849    $  22,188       3.06%   $ 677,553    $32,053        4.73%   $ 589,760   $  32,099        5.44%
Demand deposits             76,030                               67,012                              61,214
Accrued expenses and
 other liabilities           8,069                                7,519                               6,718
Stockholders' equity        63,126                               56,352                              48,754
                         =========                            =========                           =========
Total liabilities and
 stockholders' equity    $ 873,074                            $ 808,436                           $ 706,446
                         =========                            =========                           =========
Net interest income
 and rate spread                      $  30,795       3.61%                $28,326        3.34%               $  25,241        3.37%
Net interest margin                                   3.87%                               3.79%                                3.88%

(1) The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(2) Nonaccrual loans and loans held for sale have been included in the average balances.

(3)   Interest income includes net loan fees.

TABLE 3: RATE/VOLUME ANALYSIS (1)

                                2002 compared to 2001                          2001 compared to 2000
                                Increase (Decrease) due to                     Increase (Decrease) due to
                                Volume           Rate            Net           Volume         Rate            Net
                                ------           ----            ---           ------         ----            ---
                                                                 (dollars in thousands)
Interest income:
Loans (2)                       $ 3,270        $ (9,757)       $(6,487)       $ 7,160        $(4,532)       $ 2,628
U.S. treasuries                       1              (2)            (1)             1             (2)            (1)
Agencies                           (251)           (712)          (963)            81             (6)            75
State and
municipal obligations (2)           264            (152)           112            142             (3)           139

Other securities                     86             (59)            27             82            (66)            16
Federal funds   sold               (104)            (51)          (155)           277           (104)           173
Other money market
instruments                         146             (75)            71             75            (66)             9
                                -------        --------        -------        -------        -------        -------
Total earning assets            $ 3,411        $(10,807)       $(7,396)       $ 7,817        $(4,778)       $ 3,039
                                =======        ========        =======        =======        =======        =======
Interest expense:
NOW accounts                    $    99        $    (87)       $    12        $   (14)       $  (309)       $  (323)
Savings accounts                     84          (3,986)        (3,902)         1,374         (2,324)          (950)
Time deposits                     2,653          (5,883)        (3,230)         3,034           (888)         2,146
Short term borrowings               (24)           (685)          (709)        (1,393)          (370)        (1,763)
Securities sold under
agreement to repurchase              (2)            (54)           (56)             9            (38)           (29)
Other borrowings                 (1,004)         (1,181)        (2,185)           651         (1,205)          (554)
Trust preferred                     211               4            215            715            715          1,430
Long term debt                       (4)             (6)           (10)            (5)             2             (3)
                                =======        ========        =======        =======        =======        =======
Total interest-bearing
liabilities                     $ 2,012        $(11,877)       $(9,865)       $ 4,370        $(4,416)       $   (46)
Net interest income             $ 1,399        $  1,070        $ 2,469        $ 3,447        $  (362)       $ 3,085
                                =======        ========        =======        =======        =======        =======

(1) The change in interest due to both rate and volume has been allocated proportional to the relationship to the dollar amounts of the change in each.

(2) The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 34% for all periods presented.

TABLE 4: SELECTED AVERAGE BALANCES

                                                                Percent         2002 as % of      2001 as % of
                                  2002          2001             Change         Total Assets      Total Assets
                                  ----          ----             ------         ------------      ------------
                                                        (dollars in thousands)
ASSETS
Loans, net of
non-accrual loans               $619,703       $577,382            7.3%            71.0%           71.4%
Investment securities
  Taxable                        107,290        108,872           (1.5%)           12.3            13.5
  Tax-exempt                      57,001         53,158            7.2%             6.5             6.6
Short-term investments            11,175          8,310           34.5%             1.3             1.0
                                --------       --------            ---            -----           -----
  Total earning assets           795,169        747,722            6.3%            91.1            92.5
Other assets                      77,905         60,714           28.3%             8.9             7.5
                                --------       --------            ---            -----           -----
  Total assets                  $873,074       $808,436            8.0%           100.0%          100.0%
                                ========       ========            ===            =====           =====

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing deposits       $616,069       $547,020           12.6%            70.6%           67.7%
Short-term borrowings             93,574        116,343          (19.6%)           10.7            14.4
Trust preferred                   16,100         14,031           14.7%             1.9             1.7
Long-term debt                       106            159          (33.3%)            0.0             0.0
                                --------       --------            ---            -----           -----
  Total interest-bearing
  Liabilities                    725,849        677,553            7.1%            83.2            83.8
Demand deposits                   76,030         67,012           13.5%             8.7             8.3
Accrued expenses                   8,069          7,519            7.3%             0.9             0.9
Stockholders' equity              63,126         56,352           12.0%             7.2             7.0
                                --------       --------            ---            -----           -----
Total liabilities and
Stockholders'equity             $873,074       $808,436            8.0%           100.0%          100.0%
                                ========       ========            ===            =====           =====

TABLE 5: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       For the years
                                                                                       -------------
                                                         2002             2001             2000             1999             1998
                                                         ----             ----             ----             ----             ----
                                                                                  (dollars in thousands)
ASSETS
Cash and due from banks                               $  18,990        $  16,896        $  15,142        $  15,978        $  11,917
Investment securities
U.S. Treasuries                                           1,183            1,173            1,164            1,156            2,102
Agencies                                                 93,831           98,040           96,757           89,863           67,824
State and municipal obligations                          55,544           52,082           50,263           50,954           44,614
Other securities                                         18,612           10,026            7,440            5,019            5,629
Market adjustment on AFS securities                       4,621            3,064           (2,775)             386            2,298
                                                      ---------        ---------        ---------        ---------        ---------
  Total investments                                   $ 173,791        $ 164,385        $ 152,849        $ 147,378        $ 122,467
                                                      =========        =========        =========        =========        =========
Federal funds sold                                        1,132            5,347               14            5,361            6,657
Loans, net of unearned income                           635,368          587,995          505,892          421,541          333,484

Reserve for loan losses                                  (8,383)          (7,349)          (7,999)          (8,924)          (5,833)
                                                      ---------        ---------        ---------        ---------        ---------
  Net loans                                             626,985          580,646          497,893          412,617          327,651
Bank premises and equipment                              21,769           21,033           20,128           16,795           14,434
Other real estate owned                                     990            1,501              562              287               93
Other assets                                             29,417           18,628           19,858           18,423           14,139
                                                      ---------        ---------        ---------        ---------        ---------
Total assets                                          $ 873,074        $ 808,436        $ 706,446        $ 616,839        $ 497,358
                                                      =========        =========        =========        =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Demand deposits                                       $  76,030        $  67,012        $  61,214        $  56,755        $  46,586
NOW accounts                                             53,170           44,015           44,965           47,313           41,734
Savings deposits                                        201,344          197,993          164,858          141,972          109,778
Time deposits                                           361,555          305,012          252,086          246,782          188,412
                                                      ---------        ---------        ---------        ---------        ---------
  Total deposits                                      $ 692,099        $ 614,032        $ 523,123        $ 492,822        $ 386,510
Short term borrowings                                 $  18,708        $  19,351        $  41,798        $  10,812        $  15,106
Securities sold under agreement to repurchase             2,332            2,403            2,213            3,657            3,637
Other borrowings                                         72,534           94,589           83,629           56,466           42,099
Long term debt                                              106              159              211              265              387
Trust preferred securities                               16,100           14,031               --               --               --
Other liabilities                                         8,069            7,519            6,718            6,882            6,247
                                                      ---------        ---------        ---------        ---------        ---------
  Total liabilities                                   $ 809,948        $ 752,084        $ 657,692        $ 570,904        $ 453,986
Common stock                                          $  37,486        $  37,456        $  37,333        $  20,996        $  18,475
Additional paid in capital                                7,328            7,625            7,125            6,560            8,718
Retained earnings                                        15,950            9,902            7,234           18,743           15,305
Net unrealized gains (losses) on AFS securities           2,987            1,994           (2,313)             261            1,496
Treasury stock                                             (625)            (625)            (625)            (625)            (622)
                                                      =========        =========        =========        =========        =========
  Total equity                                        $  63,126        $  56,352        $  48,754        $  45,935        $  43,372
                                                      =========        =========        =========        =========        =========
Total liabilities and stockholders' equity            $ 873,074        $ 808,436        $ 706,446        $ 616,839        $ 497,358
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

The PFLL in 2002 at $5.7 million compares to a PFLL of $2.9 million for 2001 and $545,000 for 2000. Net charge-offs in 2002 were $2.3 million compared with net charge-offs of $1.9 million in 2001 and $1.2 million in 2000. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.36% in 2002 compared with 0.32% in 2001 and 0.23% in 2000. Management believes that the current provision conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Loan Losses" below.

Non-Interest Income

Total non-interest income for 2002, excluding securities transactions, was $10.8 million, a $4.4 million increase from 2001, or 70.5%. In 2001, total non-interest income was $1.6 million more than 2000, a 34.6% increase. Trust service fees, loan servicing fees, gains from sales of loans and service charges continue to be the primary components of non-interest income as evidenced in Table 6.

TABLE 6: NONINTEREST INCOME

                                Years ended December 31,             % Change from prior year
                                ------------------------             ------------------------
                                 2002         2001         2000         2002           2001
                                 ----         ----         ----         ----           ----
                                                     (dollars in thousands)
Trust service fees             $   637       $  664       $  517         (4.1%)         28.4%
Loan servicing income          $ 1,327       $1,461       $  837         (9.2%)         74.6%
Service charges on
Deposit accounts               $ 2,853       $1,836       $1,489         55.4%          23.3%
Other fee income               $   720       $  608       $  564         18.4%           7.8%
Financial service income       $   575       $  300       $  459         91.7%         (34.6%)
Bank owned life ins            $   332       $    0       $    0           NM             NM
Death benefit in excess
Of cash surrender value        $   754       $    0       $    0           NM             NM
Gains from sale of loans       $ 1,425       $  873       $  240         63.2%         263.8%
Securities gains               $   509       $    0       $    0           NM             NM
Other                          $ 1,621       $  565       $  580        186.9%          (2.6%)
                               -------       ------       ------         ----           ----
Total noninterest income       $10,753       $6,307       $4,686         70.5%          34.6%
                               =======       ======       ======         ====           ====

Trust fees decreased $27,000 or 4.1% to $637,000 in 2002 compared to 2001, primarily as a result of lower market values on various trust accounts for which fees are assessed. This compared to an increase of $147,000 or 28.4% in 2001 compared to 2000, primarily as a result of an increase in trust estate business and by an increase in additional assets under management.

Loan servicing fees decreased $134,000, or 9.2%, to $1.3 million in 2002. This followed an increase of $624,000, or 74.6%, to $1.5 million in 2001. The decrease in 2002 resulted from a decrease in commercial loan servicing income. The increase in 2001 occurred as a result of increased servicing income due to an increase in the portfolio of mortgage loan business sold in the secondary market and an increase in the commercial loan business sold in the secondary market and serviced by the Company, primarily the result of a falling interest rate environment in 2001 compared to 2000.

Service charges on deposit accounts showed an increase of $1.0 million, or 55.4%, over 2001 results accounting for the improvement in fee income generated for other services provided to customers. A lower rate environment reduced earnings credits on transaction accounts providing for additional fee income. In addition, changes were made earlier in the year addressing changes in several pricing policies and procedures which along with better collection processes provided additional fee income to the bottom line.

Financial services income increased $275,000, or 91.7%, to $575,000 in 2002 as compared to 2001 as a result of additional annuity sales and improved staff expertise.

As a result of a purchase of $13 million in business owned life insurance ("BOLI") made during the year, income made during 2002 amounted to $332,000.

Death benefits were recognized in excess of cash surrender value in the amount of $754,000. Life insurance is held on various directors as a funding vehicle for several deferred compensation agreements the Company has with them.

Gains on sales on loans in the secondary market increased $552,000, or 63.2%, to $1.4 million in 2002 primarily as a result of increased gains from sales of mortgage loans. Premiums increased in the secondary market for mortgage loans contributing to an increase in $527,000 in gains from the sale of mortgage loans. In addition, gains from commercial loans increased $25,000 in 2002. An increase in mortgage loan business sold during 2002 amounted to $104.8 million of loans sold compared to $78.7 million of mortgage loans sold in 2001. Total loans sold during 2002 were $108.6 million compared to $86.5 million in 2001.

Securities gains for the year ended December 31, 2002 totaled $509,000.

Other income increased $1.1 million to $1.6 million in 2002. Included in the 2002 results was $707,000 of revenues generated by the Arborview LLC ("Arborview") (a recently formed subsidiary created to manage a community based residential facility) operations. Gains of $107,000 related to the sale of bank land not deemed necessary for development was recorded in 2002. Included in other income was income of $133,000 on previously amended tax returns received during the year. Undistributed income from United Financial Services, Inc., the Bank's data servicing subsidiary increased $88,000 as a result of increased earnings to $383,000, from the data processing subsidiary.

Non-Interest Expense

Non-interest expense in 2002 increased to $23.1 million, a $2.4 million, or 11.4% increase compared to 2001 results, primarily as a result of increased personnel, equipment, data processing, and other operating expense. This followed a $2.2 million or 11.7% increase in 2001 as compared to 2000. Primary categories impacting the change between 2002 and 2001 are noted in Table 7 below.

TABLE 7: NONINTEREST EXPENSE

                                       Years ended December 31,              % Change from prior year
                                       ------------------------              ------------------------
                                  2002          2001           2000            2002             2001
                                  ----          ----           ----            ----             ----
                                                          (dollars in thousands)
Personnel                       $13,743       $11,923       $ 10,353            15.3%            15.2%
Occupancy                       $ 2,163       $ 1,834       $  1,643            17.9%            11.6%
Equipment                       $ 1,422       $ 1,401       $  1,404             1.5%            (0.2%)
Data processing                 $   942       $   893       $    844             5.5%             5.8%
Business development
and advertising                 $   628       $   594       $    628             5.7%            (5.4%)
Stationery and supplies         $   611       $   482       $    536            26.8%           (10.1%)
Director fees                   $   266       $   285       $    262            (6.7%)            8.8%
FDIC insurance                  $   116       $   110       $    140             5.5%           (21.4%)
Goodwill amortization           $     0       $   486       $    486              NM              0.0%
Legal and professional          $   230       $   256       $    199           (10.2%)           28.6%
Operation of other real
Estate                          $   203       $   248       $    (22)          (18.1%)             NM
Other                           $ 2,807       $ 2,259       $  2,117            24.3%             6.7%
                                -------       -------       --------            ----             ----
Total noninterest expense       $23,131       $20,771       $ 18,590            11.4%            11.7%
                                =======       =======       ========            ====             ====

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $13.7 million in 2002, an increase of $1.8 million, or 15.3%, as compared to 2001 results. The increase in 2002 primarily resulted from staffing increases, bonus expense, increased benefit costs, and normal salary increases. Salary and employee benefits expense in 2001 totaled $11.9 million, an increase of $1.6 million, or 15.2%, as compared to 2000 results. The 2001 increase resulted primarily from staffing increases, increased benefit costs, and normal salary increases.

Bonus expense in 2002 was $588,000 compared to $405,000 in 2001. The increase occurred as a result of bonus expense arising from the Company's Pay-for-Performance Program in 2002. This program is designed to reward various divisions upon achievement of certain goals related to improvement in income and on return on equity. The Company did achieve its return on equity goals and, accordingly, a bonus payment was made.

The Company's 401(k) profit sharing plan, including a money purchase plan initiated in 1999, covering all employees who qualify as to age and length of service increased to $810,000, an increase of $97,000, or 13.6%, over 2001 levels. Expenses in the same category in 2001 were up $87,000, or 13.9%, over 2000 levels.

Salary expense was $10.0 million in 2002, an increase of $1.3 million, or 15.7%, as compared to 2001 results. This includes salary expense of $487,000 related to the Arborview operation. This followed an increase of $916,000, or 11.9% for 2001 results compared to 2000. The number of full-time equivalent employees increased to 293 in 2002 from 286 in 2001, an increase of 2.4%. Employee levels in 2001 increased to 286 from 272 in 2000, an increase of 5.1%. The increases occurred primarily at the Company's Green Bay locations with emphasis on additional personnel for sales and calling programs. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue to occur in future years.

Net occupancy expense for 2002 showed an increase of $329,000, or 17.9%, as compared to 2001 for a total of $2.2 million. Additional depreciation expense, real estate tax expense, and other occupancy costs resulted in 2002. This increase followed an increase of $191,000, or 11.6%, in 2001. Included in 2002 results were occupancy expenses of $188,000 related to the Arborview operation. Addition of a facility in the Green Bay market and costs related to the modernization of various facilities accounted for the balance of the increase in occupancy expense for 2002.

Equipment expense for 2002 increased slightly, $21,000, or 1.5%, compared to 2001. This followed a decrease of $3,000, or 0.2%, in 2001. The increase in 2002 resulted from depreciation expense from past capital expenditures for equipment that were made to enhance the Company's technological capabilities. The addition of branches in 2002 also accounted for an increase in equipment expense in 2002.

Data processing expense in 2002 increased $49,000, or 5.5%, due to an increase in the volume of transaction activity processed and technology enhancements. This followed an increase of $49,000, or 5.8%, in 2001 compared to 2000. Management estimates that data processing expense should show minimal increases in the next several years with adjustments related only to any volume increases incurred by the Company.

Business development and advertising expense increased $34,000, or 5.7%, compared to 2001. More emphasis was placed on business referral and development calls for 2002 accounting for the balance of the increase. This compared to a decrease of $34,000, or 5.4% in 2001 compared to 2000.

Supplies expense shows an increase of $129,000, or 26.8%, in 2002 as compared to 2001. This increase occurred as a result of additional branches coming online during the year 2002. This compared to a decrease of $54,000, or 10.1%, in 2001 as compared to 2000.

Payments to regulatory agencies increased $6,000 to $116,000 for 2002. This followed a decrease of $30,000 in 2001 compared to 2000 reflecting the net rate reduction in deposit insurance effective for 2001 on a higher deposit base for the year. The Bank's risk classification has remained at 1A, rating assigned to well-capitalized institutions. For additional information regarding the Company's capital adequacy, see "Capital Resources" below.

Legal and professional expense for 2002 decreased $26,000 or 10.2%. Legal expenses increased $57,000 during 2001, primarily the result of the completion of various legal actions stemming from the operations of the former BLBNA.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). As a result, the Company has shown varied results. Other real estate owned showed net expense of $203,000 in 2002. Gains of $24,000 were taken from lot sales of Idlewild Valley, Inc., a former subsidiary of the Bank whose value was written off in 1988. In addition, gains of $77,000 from two commercial property sales and $12,000 from three residential property sales were realized in 2002. These were offset by losses of $71,000 from the sale of five commercial properties and two residential properties. Various operating expenses, net of income, of other real estate totaling $245,000 occurred in 2002. Other real estate owned expenses resulted in net expense of $248,000 in 2001. Gains of $23,000 were realized from lot sales of Idlewild Valley, Inc., in 2001. In addition, gains of $177,000 from eight commercial property sales and $9,000 from five residential property sales were realized in 2001. These were offset by losses of $22,000 from the sale of two commercial properties and two residential properties. Various operating expenses, net of income, of other real estate totaling $435,000 occurred in 2001.

During 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles," which requires that goodwill no longer be amortized but, instead, tested annually for impairment. There was no impairment of goodwill in 2002. Prior to 2002, goodwill was being amortized on a straight-line basis over 15 years. Amortization expense was $486,000 for 2001, unchanged from 2000 results.

Other operating expenses in 2002 increased $548,000 or 24.3%, including $129,000 in expenses related to the Arborview operation. Loan and collection expenses increased $176,000 for 2002 compared to 2001. Additionally other losses increased $178,000 for 2002. Included in other losses were losses taken on the disposal of fixed assets amounting to $107,000. Other operating expenses in 2001 increased $142,000 or 6.7% compared to 2000, primarily the result of an increase of $108,000 related to other outside service expense, such as consulting fees and payroll service expenses.

The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 1.42% for 2002 compared to 1.79% for 2001 and 1.97% for 2000.

Income Taxes

Income tax expense for the Company in 2002 was $2.6 million, an increase of $484,000 or 23.1% compared to 2001. The higher tax expense in 2002 reflected the Company's increase in before tax earnings offset by an increase in tax-exempt interest income. This followed a decrease of $687,000 or 24.7% in 2001 compared to 2000. The major part of the decrease was attributable to $516,000 of net federal tax refunds booked based on an IRS audit of BLBNA completed in December 2001. This amount was net of $151,000 of tax assessed and $340,000 of refund claims not booked pending IRS approval.

The Company's effective tax rate, income tax expense divided by income before taxes, was 22.8% in 2002 compared with 21.7% in 2001 and 29.3% in 2000. Of the 22.8% effective tax rate for 2002, the federal effective tax rate was 20.0% while the Wisconsin State effective tax rate was 2.8%.

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

Balance Sheet Analysis

Loans

Total loans outstanding grew to $664.3 million at December 31, 2002, a 9.7% increase from the end of 2001. This follows a 9.0% increase at December 31, 2001 over 2000 year end.

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

Commercial loans and commercial real estate loans (including construction loans) totaled $516.3 million at year end 2002 and comprised 77.7% of the loan portfolio compared with 73.5% of the portfolio at the end of 2001. Loans in these classifications grew $71.3 million or 16.0% during 2002. Loans of this type are in a broad range of industries. The credit risk related to these types of loans is greatly influenced by general economic conditions and the resulting impact on the borrower's operations.

Table 8 reflects composition (mix) of the loan portfolio at December 31:

TABLE 8: LOAN COMPOSITION

                                                         (dollars in thousands)
                               2002                       2001                       2000
                               Amount        % of Total   Amount       % of Total    Amount       % of Total
Amount of loans by type
Real estate-
mortgage
  Commercial                  $351,425         52.9%     $288,385         47.6%     $251,971         45.4%
  1-4 Family residential
    First liens                 86,161         13.0        96,626         16.0       109,173         19.7
    Junior liens                21,789          3.3        24,748          4.1        26,513          4.8
    Home equity                 25,415          3.8        22,374          3.7        24,464          4.4
Commercial,financial
and  agricultural               89,207         13.4        88,649         14.6        83,897         15.1
Real estate-construction        75,688         11.4        67,939         11.2        41,524          7.5
Installment
Credit cards and related
 plans                           2,057          0.3         2,145          0.4         2,140          0.4
Other                           12,859          1.9        14,745          2.4        15,785          2.8
Less:  deferred fees, net
 of costs                          316          0.0           324          0.1           360          0.1
Total loans (net of
 unearned income)             $664,285        100.0%     $605,287        100.0%     $555,107        100.0%
                              ========                   ========                   ========

                              1999                       1998
                              Amount        % of Total   Amount       % of Total
Amount of loans by type
Real estate-
mortgage
  Commercial                  $201,301         45.0%     $178,846         43.9%
  1-4 Family residential
    First liens                 95,255         21.3       101,391         24.9
    Junior liens                23,811          5.3        17,122          4.2

    Home equity                 18,963          4.3        18,051          4.4
Commercial,financial
 and agricultural               66,159         14.8        67,550         16.6
Real estate-construction        26,535          5.9         9,553          2.3
Installment
Credit cards and related
  plans                          1,810          0.4         1,809          0.4
Other                           13,636          3.1        14,105          3.5
Less: deferred fees, net
 Of costs                          451          0.1           779          0.2
Total loans (net of
 unearned income)             $447,019        100.0%     $407,648        100.0%
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

The Company's loan portfolio is diversified by types of borrowers and industry groups within the market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. The Company has identified certain industry groups within its market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2002, there existed no industry group concentration in the Company's loans that exceeded 10% of total loans.

Although management does not believe significant industry group loan concentrations exist in the Company's loan portfolio, it is aware that its market area is heavily reliant on seasonal tourism. As a result, a decrease in tourism could adversely affect one or more industry groups in the Company's loan portfolio, which could have a corresponding adverse effect on the Company's earnings.

At the end of 2002, residential real estate mortgage loans totaled $133.4 million and comprised 20.1% of the loan portfolio. These loans decreased $10.4 million or 7.2% during 2002. A lower interest rate environment provided opportunities for the Company to refinance existing mortgage loans into fixed rates and sell them into the secondary market. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas served by the Company. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80%. Private mortgage insurance may be required when the loan to value exceeds these limits. Residential real estate loans are written normally with a one or three year adjustment rate feature.

In 1997, the Company offered adjustable indexed interest rate mortgage loans based upon market demands. At year end 2002, those loans totaled $31.2 million dollars. Adjustable indexed interest rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, plus an additional mark-up of 2.75% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

Adjustable indexed interest rate mortgage loans have an initial period, ranging from one or three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate. The Company also participates in a secondary fixed rate mortgage program under the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. These loans are sold in the secondary market and the Company retains servicing rights. At December 31, 2002, these loans totaled $72.7 million.

Additionally in the last quarter of 1997, the Company began to offer fixed rate mortgages through participation in secondary fixed rate mortgage programs under private investors. These loans are sold in the secondary market with servicing rights sold retained by buyer. In 2002, the Company sold $104.8 million in mortgage loans through the secondary programs.

TABLE 9: LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                                         Maturity
                               ------------------------------------------------------------------
December 31, 2002              Within 1 Year      1-5 Years          After 5 Years          Total
                               -------------      ---------          -------------          -----
                                                   (dollars in thousands)
Loans secured
primarily by real
estate:
Secured by 1 to 4
family residential
properties                       $ 37,046         $ 55,470               $ 40,849          $133,365
Construction                       55,525           19,540                    623            75,688
Other real estate                 107,261          159,398                 84,766           351,425
Loans to farmers                    3,106            4,183                  1,034             8,323
Commercial and
 industrial                        21,396           19,965                 38,582            79,943
Loans to consumers                  3,294           10,338                  1,284            14,916
All other loans                       895               21                     25               941
                                 --------         --------               --------          --------
Total                            $228,523         $268,915               $167,163          $664,601
                                 ========         ========               ========          ========

                                                                         Interest sensitivity
                                                      Fixed rate            Variable rate
                                                      ----------         --------------------
Due after one year                                      $179,552               $256,526

Installment loans to individuals totaled $14.9 million, or 2.2%, of the total loan portfolio at December 31, 2002 compared to $16.9 million, or 2.8%, at end of 2001. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas served by the Company. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

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

2.    Decline in the entire industry

3.    Managerial problems

4. Customer's failure to provide financial information or other collateral documentation

5.    Repeated delinquency, overdrafts or renewals

Every significant problem credit is reviewed by the loan review process and assessments are performed quarterly to confirm the risk rating, proper accounting and the adequacy of loan loss reserve assigned. In addition to this quarterly management review, all problem review, all problem loans are monitored and evaluated on a monthly basis by a designated review committee. Depending on the change in condition, loans may be reassessed concerning allocation of risk, probable disposition, and potential loss, including changes to the Allowance for Loan Losses.

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

As Table 10 indicates, the ALL at December 31, 2002 was $11.4 million compared with $8.0 million at the end of 2001. Loans increased 9.7% from December 31, 2001 to December 31, 2002, while the allowance as a percent of total loans increased due to increased loan loss provision for the year 2002 offset by net charge-offs for the year. The December 31, 2002 ratio of ALL to outstanding loans was 1.72% compared with 1.32% at December 31, 2001. Based on management's analysis of the loan portfolio risk at December 31, 2002, a provision expense of $5.7 million was recorded for the year ended December 31, 2002, an increase of $2.8 million compared to the same period in 2001. Net loan charge-offs of $2.3 million occurred in 2002, and the ratio of net charge-offs to average loans for the period ended December 31, 2002 was 0.36% compared to 0.32% at December 31, 2001. Real estate-mortgage charge-offs represented 73.8% of the total net charge-offs for the year 2002. Commercial mortgage loan charge-offs accounted for $1.6 million of the mortgage total and residential mortgage loan charge-offs totaled $52,000. Commercial loans accounted for $265,000 or 11.6% of the total net charge-offs for the year 2002. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

TABLE 10. LOAN LOSS EXPERIENCE

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                   2002        2001        2000         1999         1998
                                                   ----        ----        ----         ----         ----
                                                                     (dollars in thousands)
Daily average amount of loans                    $635,368    $587,995    $505,892    $ 421,541     $333,484
                                                 --------    --------    --------    ---------     --------
Loans, end of period                             $664,285    $605,287    $555,107    $ 447,019     $407,648
                                                 --------    --------    --------    ---------     --------
ALL, at beginning of year                        $  7,992    $  7,006    $  7,611    $  11,035     $  3,881
Loans charged off:
  Real estate-mortgage                              1,859       1,573       1,584          991          355
  Real estate-construction                             --          --          --           40           --
  Loans to farmers                                     --          --          24           35           --
  Commercial/industrial loans                         789         983         343        4,097          376
  Consumer loans                                      407         173         123          199          114
  Lease financing/other loans                          --          --          --           --           --
                                                 --------    --------    --------    ---------     --------
Total loans charged off                          $  3,055    $  2,729    $  2,074    $   5,362     $    845
Recoveries of loans previously charged off:
  Real estate-mortgage                                175         332         290          508          148
  Real estate-construction                             --          --           2           --           --
  Loans to farmers                                     --          --          11           --           --
  Commercial/industrial loans                         524         428         557        1,433          186
  Consumer loans                                       74          75          64           47           43
  Lease financing/other loans                          --          --          --           --           --
Total loans recovered                                 773         835         924        1,988          377
                                                 --------    --------    --------    ---------     --------
Net loans charged off ("NCOs")                      2,282       1,894       1,150        3,374          468
                                                 --------    --------    --------    ---------     --------
Additions to allowance for loan losses charged
 to operating expense                            $  5,700    $  2,880    $    545    $     850     $  1,135
Allowance to related assets acquired                   --          --          --         (900)       6,487
                                                 --------    --------    --------    ---------     --------
ALL, at end of year                              $ 11,410    $  7,992    $  7,006    $   7,611     $ 11,035
Ratio of NCOs during period to average loans
 outstanding                                         0.36%       0.32%       0.23%        0.80%        0.14%
Ratio of ALL to NCOs                                  5.0         4.2         6.1          2.3         23.6
Ratio of ALL to total loans end of period            1.72%       1.32%       1.26%        1.70%        2.71%

Consistent with generally accepted accounting principles ("GAAP") and with the methodologies used in estimating the unidentified losses in the loan portfolio, the ALL consists of several components.

First, the allowance includes a component resulting from the applicaton of the measurement criteria of SFAS 114 and SFAS 118. The amount of this component is included in the various categories presented in the following table.

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

TABLE 11: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                               As of December 31,
                                               ------------------
                              2002        2001        2000        1999         1998
                              ----        ----        ----        ----         ----
                                             (dollars in thousands)
Commercial, financial
  & agricultural            $ 3,679      $  972      $1,073      $  814      $ 1,025
Commercial real estate        4,639       4,158       2,993       2,605        4,925
Real estate
  Construction                  814         503         302          29           50
  Residential                 1,467       1,078       1,395       2,484        3,350
  Home equity lines             228         178         148          84          150
Consumer                        139         162         140         145          325
Credit card                      83          93          68          42           75
Loan commitments                154         144         135         130           --
Not specifically
Allocated                       207         704         752       1,278        1,135
                            -------      ------      ------      ------      -------
Total allowance             $11,410      $7,992      $7,006      $7,611      $11,035

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at December 31, 2002. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when it believes it necessary to minimize the risk of further deterioration of these loans for full collection.

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

TABLE 12: NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                       2002          2001          2000          1999          1998
                                                       ----          ----          ----          ----          ----
                                                                        (dollars in thousands)
Nonaccrual loans                                    $12,244       $ 9,929       $ 8,479       $ 8,086       $11,060
Accruing loans past due 90 days or more                  --            --            --            --            --
Restructured loans                                    9,844         4,744         4,510         4,458         3,028
                                                    -------       -------       -------       -------       -------
Total non-performing loans (NPLs)                   $22,088       $14,673       $12,989       $12,544       $14,088
                                                    =======       =======       =======       =======       =======
Other real estate owned/operating subsidiaries        2,890         1,673           877            71           566
                                                    -------       -------       -------       -------       -------
Total non-performing assets (NPAs)                  $24,978       $16,346       $13,866       $12,615       $14,654
                                                    =======       =======       =======       =======       =======

Ratios:
NPL's to total loans                                   3.33%         2.42%         2.34%         2.81%         3.46%
NPA's to total assets                                  2.76%         1.93%         1.80%         1.95%         2.41%
ALL to NPL's                                          51.66%        54.47%        53.94%        60.67%        78.33%

Non-performing loans at December 31, 2002 were $22.1 million compared to $14.7 million at December 31, 2001. Non-accrual loans represented $12.2 million of the total of non-performing loans. Real estate non-accrual loans account for $11.0 million of the total, of which $2.7 million was residential real estate and $7.7 million was commercial real estate, while commercial and industrial non-accruals account for $1.1 million. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these non-accrual loans. Troubled debt restructured loans represent $9.8 million of non-performing loans at December 31, 2002 and $4.7 million at December 31, 2001. Approximately $7.4 million of this total consists of two commercial real estate credits granted various concessions and have experienced past cash flow problems. These credits were current at December 31, 2002. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default, with the exception that $2.4 million in loan loss provision has been allocated to a commercial credit totaling $4.7 million (included in credits totaling $7.4 million). Management is monitoring this loan credit on a monthly basis and working with the borrower to minimize any additional loss exposure. As a result the ratio of non-performing loans to total loans at the end of 2002 was 3.3% compared to 2.4% at end of year 2001. The Company's ALL was 51.7% of total non-performing loans at December 31, 2002 compared to 54.5% at end of year 2001.

The following table shows, for those loans accounted for on a non-accrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: FOREGONE LOAN INTEREST

                                                              Years ended December 31,
                                                              ------------------------
                                                         2002          2001          2000
                                                         ----          ----          ----
                                                               (dollars in thousands)
Interest income in accordance with original terms      $ 1,639       $ 1,212       $ 1,065
Interest income recognized                                (357)         (346)         (460)
Reduction in interest income                           $ 1,282       $   866       $   605

Potential problem loans are performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. At December 31, 2002, potential problem loans amounted to a total of $5.2 million compared to a total of $10.5 million at end of 2001. $3.2 million of the problem loans stem from two commercial credits experiencing cash flow concerns. Various commercial loans totaling $2.0 million make up the balance of the total potential problem loans. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Except as noted above, management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of nine properties totaling $896,000 at end of year 2002. This compared to twelve properties totaling $1.7 million at end of year 2001. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Net cost of operation of other real estate for 2002, 2001, and 2000 consists of the following and are shown in Table 14:

TABLE 14:  OTHER REAL ESTATE OPERATION SUMMARY

                                           2002      2001       2000
                                           ----      ----       ----
                                           (dollars in thousands)
Loss on disposition of properties and
 other costs                               $341      $475      $ 254
Gains on disposition of properties
 and expense recoveries                    $138      $227      $ 276
                                           ----      ----       ----

Net (gains) losses                         $203      $248      $ (22)
                                           ====      ====      =====

In the first quarter of 2002, a commercial real estate loan totaling $2.2 million was deeded over to the Bank, and a subsidiary in the name of Arborview LLC ("Arborview") was formed for purposes of operating a community based residential facility ("CBRF"). The balance of that operating subsidiary at year end 2002 was $2.0 million and is included in non-performing assets totals.

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

TABLE 15: INVESTMENT SECURITIES PORTFOLIO

                                                 2002          2001          2000
                                                 ----          ----          ----
                                                      (dollars in thousands)
Investment Securities Held to Maturity
(HTM):
Obligations of states and political
 subdivisions                                  $ 18,227      $ 22,205      $ 18,422
                                               --------      --------      --------
  Total amortized cost and carrying value      $ 18,227      $ 22,205      $ 18,422
                                               --------      --------      --------
  Total fair value                             $ 18,524      $ 22,398      $ 18,503
                                               ========      ========      ========

Investment Securities Available for Sale
AFS):
U.S. Treasury and other agency
Securities                                     $ 38,379      $ 21,505      $ 32,252
Obligations of states and political
Subdivisions                                     35,840        32,639        33,067
Mortgage-backed securities                       49,968        73,183        67,629

Other                                             4,019        14,303         1,311
                                               --------      --------      --------
  Total amortized cost                         $128,206      $141,630      $134,259
                                               --------      --------      --------
  Total fair value and carrying value          $133,139      $144,895      $135,089
                                               ========      ========      ========

Total Investment Securities:
  Total amortized cost                         $146,433      $163,835      $152,681
  Total fair value                             $151,663      $167,293      $153,592
  Total carrying value                         $151,366      $167,100      $153,511

Investment securities are classified as held to maturity or available for sale. The Company determined at year end 2002 that all of its taxable securities, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 2002 were to be classified as available for sale. In addition, the Company determined that its non-taxable local municipals were classified as available for sale. In the case of the Company's non-taxable securities and municipal bond investments purchased prior to 1996, they were determined to be held to maturity. This determination was made because the Company wanted to retain the municipal bond issues due to their higher after-tax yields, and local non-taxable issues due to their lessened marketability. Held to maturity securities are those securities the Company has both the intent and ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. At December 31, 2002, securities held to maturity had an aggregate market value of approximately $18.5 million compared with amortized cost of $18.2 million.

Investment securities classified as available for sale are those securities which the Company has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Company has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale at December 31, 2002 and 2001 are carried at market value. Adjustments up or down to market value at December 31, 2002 and 2001 are recorded as a separate component of equity, net of tax with one exception. In the event of a market value loss with regards to investments held in the investment subsidiary, the market value loss is recorded without a tax benefit since the loss would be treated as a capital loss. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. At December 31, 2002, securities available for sale had a market and carrying value of $133.1 million. The reserve for market adjustment of securities, net of tax, and reflected in the stockholders' equity section stood at $3.2 million at December 31, 2002.

TABLE 16: INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION
(dollars in thousands)

                                  Investment securities HTM - maturity distribution and weighted average yield
                  ----------------------------------------------------------------------------------------------------------------
                  Within one             After one year         After five years       After ten years          Total
                  year                   But within five        But within ten
                                         Years                  Years
                  Amount       Yield     Amount        Yield    Amount        Yield    Amount       Yield     Amount        Yield
                  ------       -----     ------        -----    ------        -----    ------       -----     ------        -----
Obligations of
 states and
 political
 subdivisions     $  3,980       5.11%   $  6,153       6.63%   $  2,618       8.18%   $  5,476       9.30%   $ 18,227       7.32%
                  --------       ----    --------       ----    --------       ----    --------       ----    --------       ----

Total carrying
 Value            $  3,980       5.11%   $  6,153       6.63%   $  2,618       8.18%   $  5,476       9.30%   $ 18,227       7.32%
                  ========       ====    ========       ====    ========       ====    ========       ====    ========       ====

                                  Investment securities AFS - maturity distribution and weighted average yield
                  ----------------------------------------------------------------------------------------------------------------
                  Within one             After one year         After five years       After ten years          Total
                  year                   But within five        But within ten
                                         years                  years
                  ------------------     -------------------    -------------------    ------------------     -------------------
                  Amount       Yield     Amount        Yield    Amount        Yield    Amount       Yield     Amount        Yield
                  ------       -----     ------        -----    ------        -----    ------       -----     ------        -----
Treasury          $  1,030       6.91%   $    209       4.59%   $     --         --    $     --         --    $  1,239       6.52%
Agencies             3,039       3.28%     29,674       4.81%      6,641       5.35%         --         --      39,354       4.78%
Mortgage-backed
 securities         38,402       5.55%     12,449       5.69%         --         --          --         --      50,851       5.58%

Obligations of
 states and
 political
 subdivisions        2,238       7.11%      8,835       7.25%     14,265       7.79%     12,316       7.16%     37,654       7.42%
Other                1,495       1.06%         --         --          --         --       2,546       7.00%      4,041       4.80%
                  --------       ----    --------       ----    --------       ----    --------       ----     -------       ----
Total carrying
 value            $ 46,204       5.36%   $ 51,167       5.44%   $ 20,906       7.01%   $ 14,862       7.13%    133,139       5.85%
                  ========       ====    ========       ====    ========       ====    ========       ====     =======       ====

At December 31, 2002 and 2001, the Company's investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders' equity.

Investment securities averaged $173.8 million in 2002 compared with $164.4 million in 2001. The average balance of securities increased partly as a result of investment earnings reinvested at the investment subsidiary during 2002. In 2002, taxable securities comprised approximately 66.8% of the total average investments compared to 67.7% in 2001. Tax-exempt securities on average for 2002 accounted for 33.2% of the total average investments compared to 32.3% in 2001.

Deposits

Deposits are the Company's largest source of funds. At December 31, 2002, deposits were $740.3 million, an increase of $70.4 million or 10.5% from $669.9 million recorded at December 31, 2001. Brokered deposits increased from $47.6 million at year end 2001 to $98.6 million at year end 2002. Average total deposits for 2002 were $692.1 million, an increase of 12.7% over 2001. Included in these results was an increase in average brokered deposits from $35.7 million in 2001 to $87.1 million in 2002. Average deposits increased 17.4% in 2001 compared to 2000 results.

TABLE 17: AVERAGE DEPOSITS DISTRIBUTION

                                                  2002                          2001                           2000
                                  Amount        % of Total      Amount        % of Total      Amount        % of Total
                                  ------        ----------      ------        ----------      ------        ----------
                                                               (dollars in thousands)
Noninterest-bearing
Demand deposits                  $ 76,030          11%         $ 67,012          11%         $ 61,214          12%
Interest-bearing demand
Deposits                           53,170           8%           44,015           7%           44,965           9%
Savings deposits                  201,344          29%          197,993          32%          164,858          31%
Other time deposits               192,160          28%          194,106          32%          184,904          35%
Time deposits $100,000
and over (excluding
brokered deposits)                 82,287          12%           75,192          12%           52,771          10%
Brokered certificates of
Deposit                            87,108          12%           35,714           6%           14,411           3%
                                 --------         ---          --------         ---          --------         ---
  Total deposits                 $692,099         100%         $614,032         100%         $523,123         100%
                                 ========         ===          ========         ===          ========         ===

As shown in Table 17, non-interest bearing demand deposits in 2002 averaged $76.0 million, up 13.5% from $67.0 million recorded in 2001. This $9.0 million increase is attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. At December 31, 2002, non-interest-bearing demand deposits were $89.8 million compared with $76.1 million at year end 2001.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts ("IRAs") and certificates of deposit ("CDs"). In 2002, interest-bearing deposits averaged $616.1 million, an increase of 12.6%. Within the category of interest bearing deposits, savings deposits, including money market accounts, increased $3.4 million or 1.7%. During 2002, the Company focused on marketing its money market accounts, which offered increased customer flexibility and competitive rates. During the same period, time deposits, including CDs and IRAs (other than brokered time and time over $100,000) decreased in average deposits $1.9 million or 1.0%, primarily the result of a shift in customer preferences. Average time deposits over $100,000 increased by $7.1 million or 9.4%. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits.

Emphasis will be placed on generating additional core deposits in 2003 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service. The Company also may increase brokered CD's during the year 2003 as an additional source of funds to provide for loan growth.

Short-Term Borrowings and Other Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and advances from FHLB. As indicated in Table 18, average 2002 short-term borrowings were $21.0 million compared to $21.8 million during 2001. The decrease of $714,000 occurred as a result of growth in core deposits and an increase in noncore funding sources such as brokered time deposits, time deposits greater than $100,000 and increased term loans with FHLB offset to a lesser extent by increased loan demand and increased investment balances.

Average short-term borrowings decreased $22.3 million to $21.8 million in 2001 from $44.0 million in 2000 due to other forms of funding sources used during the year.

TABLE 18: SHORT-TERM BORROWINGS

                                                                       December 31,
                                                      --------------------------------------------
                                                      2002                2001                2000
                                                      ----                ----                ----
                                                                (dollars in thousands)
Federal funds purchased and securities
sold under agreements to repurchase:

Balance end of year                                $10,056             $ 2,837             $37,538
Average amounts outstanding during year            $15,631             $13,237             $22,672
Maximum month-end amounts outstanding              $38,197             $47,009             $38,289
Average interest rates on amounts
Outstanding at end of year                            1.37%               3.91%               6.87%
Average interest rates on amounts
Outstanding during year                               1.94%               5.49%               6.66%

Federal Home Loan Bank advances:

Balance end of year                                     --                  --             $42,000
Average amounts outstanding during year            $ 5,409             $ 8,517             $21,339
Maximum month-end amounts outstanding              $10,000             $23,000             $42,000
Average interest rates on amounts
outstanding at end of year                              --                  --                6.24%
Average interest rates on amounts
outstanding during year                               2.03%               5.30%               6.84%

Other borrowings consist of term loans with FHLB. Average other borrowings in 2002 were $72.5 million compared to $94.6 million. The decrease of $22.1 million or 23.3% occurred as a result of the availability of other funding sources used during 2002 .

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

Long-Term Debt

Long-term debt of $106,000 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime plus one quarter of one percent. The land contract was for the purchase of one of the properties in the Green Bay region for a branch location.

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust subsidiary of the Company. The aggregate principal amount of the debentures due 2031 to the trust subsidiary is $16,597,940. For additional details, please make reference to the Consolidated Financial Statements and the accompanying footnotes.

Liquidity

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $3.8 million in 2002 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank were sufficient to pay cash dividends to the Company's shareholders of $3.6 million in 2002.

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

Maturing investments have been a primary source of liquidity at the Bank. Sales of investments totaling $88.3 million were made in 2002. $70.8 million in investments were purchased in 2002. This resulted in net cash of $17.4 million provided by investing activities for 2002. At December 31, 2002, the carrying or book value of investment securities maturing within one year amounted to $50.2 million or 33.2% of the total investment securities portfolio. This compares to a 12.3% level for investment securities with one year or less maturities as of December 31, 2001. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during 2002 totaled $88.3 million. At the end of 2002, the investment portfolio contained $91.4 million of U.S. Treasury and federal agency backed securities representing 60.4% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at end of year 2002 amounting to $3.1 million.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in 2002 Consolidated Statements of Cash Flows, deposits provided $70.5 million in cash inflow during 2002. The Company's overall average deposit base grew $78.1 million or 12.7% during 2002. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

Federal funds sold averaged $1.1 million in 2002 compared to $5.3 million in 2001. The reduction was the result of above average deposit growth, including non-core funding sources offset by to a greater degree with above average growth in loans and a reduction in other borrowings. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically have higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2002, the Bank had no federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $228.5 million of loans maturing within one year, or 34.4% of total loans.

Within the classification of short-term borrowings and other borrowings at year-end 2002, federal funds purchased and securities sold under agreements to repurchase totaled $10.1 million compared with $2.8 million at the end of 2001. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They totaled $65.0 million at end of year 2002.

The Bank's liquidity resources were sufficient in 2002 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

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

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. The mismatch between asset and liability repricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets reprice in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increase net interest income. Alternatively, asset sensitive positions, where assets reprice more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitive gap position would decrease net interest income and an asset sensitive gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the repricing characteristics of assets and liabilities.

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

TABLE 19: INTEREST RATE SENSITIVITY ANALYSIS

                                                                          As of December 31, 2002
                                                                                         Over one
                                        With three     Four to six      Seven to twelve  Year to five    Over five
                                        Months         Months           Months           Years           Years           Total
                                                                            (dollars in thousands)
                                        ----------     -----------      ---------------  ------------    ---------      ---------
Earning assets
Investment securities                   $ 18,748       $  11,746        $  26,402        $  56,737        $ 44,446       $158,079
Federal funds sold                             0                                                                                0
Loans and leases:
 Variable rate                           337,932           7,644           27,291           13,112         385,979
 Fixed rate                               38,607          31,020           61,565          132,763           3,709        267,664
                                        --------       ---------        ---------        ---------        --------       --------
Total loans and leases                   376,539          38,664           88,856          145,875           3,709        653,643
                                        --------       ---------        ---------        ---------        --------       --------
Total earning assets                    $395,287       $  50,410        $ 115,258        $ 202,612        $ 48,155       $811,722
                                        --------       ---------        ---------        ---------        --------       --------
Interest bearing liabilities
NOW accounts                              16,070          48,211           64,281
Savings deposits                         151,870          43,362          195,232
Time deposits                             46,569          60,488          141,412          142,472              22        390,963
Borrowed funds                            10,108          30,000           10,000           25,054          75,162
Trust preferred                                0               0                0                0          16,100         16,100
                                        --------       ---------        ---------        ---------        --------       --------
Total interest bearing liabilities      $224,617       $  90,488        $ 151,412        $ 259,099        $ 16,122       $741,738
                                        --------       ---------        ---------        ---------        --------       --------
Interest sensitivity (within periods)   $170,670       $ (40,078)       $ (36,154)       $ (56,487)       $ 32,033       $ 69,984
Cumulative interest sensitivity GAP      170,670         130,592           94,438           37,951          69,984
Ratio of cumulative interest rate
sensitivity
GAP to rate sensitive assets               21.03%          16.09%           11.63%            4.68%          8.62%

Ratio of rate
sensitive assets
 to rate sensitive
 liabilities                              175.98%          55.71%           76.12%           78.20%         298.69%

Cumulative ratio                          175.98%         141.44%          120.24%          105.23%         109.44%
 of rate sensitive
 assets to rate
 sensitive liabilities

In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations indicated that net interest income would increase by approximately 4.3% if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 10.4% if rates fell by a 100 basis point shock under these scenarios for the period ended December 31, 2003. The results of a 100 basis point shock if rates rose were within the policy limits established by the Company. The results of a 100 basis point shock if rates fell were slightly outside the policy limits of 10% established by the Company and were not determined to be an issue at this time, but will be monitored for future results.

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

Capital Resources

Stockholders' equity at December 31, 2002 increased $6.3 million or 10.6% to $65.4 million, compared with $59.1 million at end of year 2002. This increase includes an increase of $1.1 million to capital in 2002 due to the impact of Statement of Financial Accounting Standards No. 115. Without the effect of this increase, stockholders' equity would have increased $5.2 million or 8.7% for 2002 over 2001, which compares to an increase of $4.4 million or 8.4% for 2001 over 2000. With the SFAS 115 adjustment included in 2001 capital, capital increased $6.0 million or 11.3% compared to 2000 year end.

In 2001, the Company completed a Trust Preferred Security offering in the amount of $16.1 million to enhance regulatory capital and to add liquidity. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2002, $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 24% of Company's Common Stock participate in the plan.

Cash dividends paid in 2002 were $0.49 per share compared with $0.45 in 2001. The Company provided an 8.9% increase in normal dividends per share in 2002 over 2001 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan.

Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in 2002 for treasury stock purchases.

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

At December 31, 2002 and 2001, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of December 31 for each of the previous two years.

TABLE 20: CAPITAL

                                Actual                 For Capital Adequacy            To Be Well Capitalized
                                                                                       Under Prompt
                                                                                       Corrective Action
                                                       Purposes                        Provisions
                                                       (dollars in thousands)
At December 31, 2002:
Total capital (to risk
 weighted assets):
  The Company                   $  82,643   10.99%     $ 60,146         8.00%          N/A             N/A
  The Bank                      $  79,436   10.59%     $ 60,031         8.00%          $ 75,039        10.00%
Tier 1 capital (to risk
Weighted assets):
  The Company                   $ 73,220     9.74%     $ 30,073         4.00%          N/A             N/A
  The Bank                      $ 70,031     9.33%     $ 30,016         4.00%          $ 45,023         6.00%
Tier 1 capital (to average
assets):
  The Company                   $ 73,220     8.24%     $ 35,564         4.00%          N/A             N/A
  The Bank                      $ 70,031     7.96%     $ 35,564         4.00%          $ 44,455         5.00%

At December 31, 2001:
Total capital (to risk
 weighted assets):

  The Company                   $  76,044   11.34%     $ 53,663         8.00%          N/A             N/A
  The Bank                      $  72,022   10.73%     $ 53,715         8.00%          $ 67,144        10.00%
Tier 1 capital (to risk
Weighted assets):
  The Company                   $ 68,052    10.15%     $ 26,831         4.00%          N/A             N/A
  The Bank                      $ 64,030     9.54%     $ 26,858         4.00%          $ 40,286         6.00%
Tier 1 capital (to average
assets):
  The Company                   $ 68,052     8.24%     $ 33,032         4.00%          N/A             N/A
  The Bank                      $ 64,030     7.75%     $ 33,032         4.00%          $ 41,290         5.00%

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

              For the Years Ended December 31, 2002, 2001, and 2000

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            45

FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                          46-47

        Consolidated Statements of Income                                     48

        Consolidated Statements of Changes in Stockholder Equity              49

        Consolidated Statements of Cash Flows                                50-51

        Notes to Consolidated Financial Statements                           52-81

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin

      We have audited the accompanying consolidated balance sheets of Baylake Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 2002 and 2001, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Smith & Gesteland, LLP
Madison, Wisconsin
January 23, 2003                        SMITH & GESTELAND, LLP

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                          CONSOLIDATED BALANCE SHEETS
                                  December 31

                                                           2002         2001
                                                         --------     --------
    ASSETS                                               (Thousands of dollars)
Cash and due from banks                                  $ 33,300     $ 24,033

Federal funds sold                                                       4,452
                                                         --------     --------
Cash and cash equivalents                                  33,300       28,485

Investment securities available for sale (at market)      133,139      144,895

Investment securities held to maturity (market value
  $18,524 and $22,398)                                     18,227       22,205

Loans held for sale                                         1,602        2,428

Loans                                                     664,285      605,287

  Less: Allowance for loan losses                          11,410        7,992
                                                         --------     --------
    Loans, net of allowance for loan losses               652,875      597,295

Bank premises and equipment                                23,446       21,792

Federal Home Loan Bank stock (at cost)                      6,713        6,376

Accrued interest receivable                                 4,580        5,112

Income taxes receivable                                       340        1,673

Deferred income taxes                                       2,878        2,048

Goodwill                                                    4,969        4,969

Other assets                                               22,587        8,435
                                                         --------     --------

  Total assets                                           $904,656     $845,713
                                                         ========     ========

    The accompanying notes are an integral part of the financial statements.

                                                                     2002           2001
                                                                   ---------      ---------
        LIABILITIES                                                 (Thousands of dollars)
Domestic deposits

  Noninterest bearing                                              $  89,848      $  76,051
  Interest bearing
    NOW                                                               64,281         49,709
    Savings                                                          195,232        218,736
    Time, $100,000 and over                                          176,605        137,070
    Other time                                                       214,358        188,246
                                                                   ---------      ---------
      Total interest bearing                                         650,476        593,761
                                                                   ---------      ---------
      Total deposits                                                 740,324        669,812

Short-term borrowings
  Federal funds purchased, repurchase agreements,
    and Federal Home Loan Bank advances                               10,056          2,837
Accrued expenses and other liabilities                                 6,698          6,779
Dividends payable                                                        972            897
Other borrowings                                                      65,000         90,000
Long-term debt                                                           106            158
Guaranteed preferred beneficial interest in the
  company's junior subordinated debt                                  16,100         16,100
                                                                   ---------      ---------

      Total liabilities                                              839,256        786,583
                                                                   ---------      ---------

        STOCKHOLDER EQUITY

Common stock $5 par value - authorized 50,000,000
  shares in 2002 and 2001; issued 7,506,435 shares
  in 2002; 7,494,734 shares in 2001; outstanding
  7,483,276 shares in 2002; 7,471,575 shares in 2001                  37,532         37,474
Additional paid-in capital                                             7,373          7,319
Retained earnings                                                     17,903         12,843
Treasury stock                                                          (625)          (625)
Accumulated other comprehensive income
  Net unrealized gain on securities available for sale, net of
    tax of $1,716 in 2002 and $1,146 in 2001                           3,217          2,119
                                                                   ---------      ---------

      Total stockholder equity                                        65,400         59,130
                                                                   ---------      ---------

      Total liabilities and stockholder equity                     $ 904,656      $ 845,713
                                                                   =========      =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                        CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31

                                                                   2002              2001               2000
                                                                  -------           -------           --------
                                                                  (Amounts in thousands except per share data)
Interest income
  Interest and fees on loans                                      $42,826           $49,313           $ 46,685
  Interest on investment securities
    Taxable                                                         5,958             6,887              6,806
    Exempt from federal income taxes                                2,753             2,631              2,532
  Other interest income                                                27               192                 13
                                                                  -------           -------           --------
      Total interest income                                        51,564            59,023             56,036
                                                                  -------           -------           --------

Interest expense
  Interest on deposits                                             17,335            24,455             23,582
  Interest on short-term borrowings                                   413             1,178              2,970
  Interest on other borrowings                                      2,790             4,975              5,529
  Interest on guaranteed preferred beneficial interest in the
    company's junior subordinated debt                              1,645             1,430
  Interest on long-term debt                                            5                15                 18
                                                                  -------           -------           --------
      Total interest expense                                       22,188            32,053             32,099
                                                                  -------           -------           --------

      Net interest income                                          29,376            26,970             23,937

Provision for loan losses                                           5,700             2,880                545
                                                                  -------           -------           --------
      Net interest income after provision for loan losses          23,676            24,090             23,392
                                                                  -------           -------           --------
Other income
  Fees from fiduciary activities                                      637               664                517
  Fees from loan servicing                                          1,327             1,461                837
  Fees for other services to customers                              3,573             2,444              2,053
  Gains from sales of loans                                         1,425               873                240
  Securities gains                                                    509
  Other income                                                      3,282               865              1,039
                                                                  -------           -------           --------
      Total other income                                           10,753             6,307              4,686
                                                                  -------           -------           --------
Other expenses
  Salaries and employee benefits                                   13,743            11,923             10,353
  Occupancy expense                                                 2,163             1,834              1,643
  Equipment expense                                                 1,422             1,401              1,404
  Data processing and courier                                       1,040               986                932
  Operation of other real estate                                      203               248                (22)
  Other operating expenses                                          4,560             4,379              4,280
                                                                  -------           -------           --------
      Total other expenses                                         23,131            20,771             18,590
                                                                  -------           -------           --------
      Income before income taxes                                   11,298             9,626              9,488

Income tax expense                                                  2,575             2,091              2,778
                                                                  -------           -------           --------
      NET INCOME                                                  $ 8,723           $ 7,535           $  6,710
                                                                  =======           =======           ========

Basic earnings per common share                                   $  1.17           $  1.01           $   0.90
Diluted earnings per common share                                 $  1.15           $  0.99           $   0.87

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31

                                                                               Accumulated
                                              Common Stock        Additional     Other
                                           --------------------    Paid-in    Comprehensive   Retained    Treasury      Total
                                            Shares      Amount     Capital       Income       Earnings      Stock      Equity
                                           ---------    -------   ----------  -------------   --------    --------     --------
         2000                                                         (Amounts in thousands except for shares)
Balance - January 1, 2000                  7,460,333    $37,302     $7,120      $(2,599)       $5,012       $(625)     $46,210
Net income for the year                                                                         6,710                    6,710
Net changes in unrealized gain
  (loss) on securities available for
  sale, net of $792 deferred taxes                                                3,152                                  3,152
                                                                                                                       -------
Comprehensive income                                                                                                     9,862
                                                                                                                       -------
Stock options exercised                        8,400         42          5                                                  47
Tax benefit from exercise of stock
  options                                                               60                                                  60
Cash dividends declared                                                                        (3,052)                  (3,052)
                                           ---------    -------     ------       ------       -------       -----      -------
Balance - December 31, 2000                7,468,733     37,344      7,185          553         8,670        (625)      53,127

         2001

Net income for the year                                                                         7,535                    7,535
Net changes in unrealized gain
  (loss) on securities available for
  sale, net of $869 deferred taxes                                                1,566                                  1,566
                                                                                                                       -------
Comprehensive income                                                                                                     9,101
                                                                                                                       -------
Stock options exercised                       26,001        130         82                                                 212
Tax benefit from exercise of stock
  options                                                               52                                                  52
Cash dividends declared                                                                        (3,362)                  (3,362)
                                           ---------    -------     ------       ------       -------       -----      -------
Balance - December 31, 2001                7,494,734     37,474      7,319        2,119        12,843        (625)      59,130

         2002

Net income for the year                                                                         8,723                    8,723
Net changes in unrealized gain
  (loss) on securities available for
  sale, net of $570 deferred taxes                                                1,098                                  1,098
                                                                                                                       -------
Comprehensive income                                                                                                     9,821
                                                                                                                       -------
Stock options exercised                       11,701         58         23                                                  81
Tax benefit from exercise of stock
  options                                                               31                                                  31
Cash dividends declared                                                                        (3,663)                  (3,663)
                                           ---------    -------     ------       ------       -------       -----      -------
Balance - December 31, 2002                7,506,435    $37,532     $7,373       $3,217       $17,903       $(625)     $65,400
                                                        =======     ======       ======       =======       =====      =======
Less treasury stock                           23,159
                                           ---------
                                           7,483,276
                                           =========

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31

                                                                   2002            2001             2000
                                                                 --------        --------        ---------
                                                                          (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest received from:
    Loans                                                        $ 43,416        $ 49,721        $  45,200
    Investments                                                     8,877           9,730            9,127
  Fees and service charges                                          8,279           5,676            4,197
  Interest paid to depositors                                     (17,608)        (24,715)         (22,797)
  Interest paid to others                                          (5,010)         (7,935)          (8,227)
  Cash paid to suppliers and employees                            (21,417)        (18,322)         (16,894)
  Income taxes paid                                                (2,626)         (3,290)          (2,887)
                                                                 --------        --------        ---------
      Net cash provided by operating activities                    13,911          10,865            7,719
                                                                 --------        --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investments                                 8,506
  Principal payments received on investments                       79,777          36,141           15,634
  Purchase of investments                                         (70,843)        (47,559)         (22,045)
  Proceeds from sale of other real estate owned                     5,608           2,839            1,119
  Loans made to customers in excess of principal collected        (67,143)        (57,190)        (110,743)
  Capital expenditures                                             (1,206)         (1,925)          (4,281)
  Payments on insurance contracts                                 (13,000)
                                                                 --------        --------        ---------
      Net cash used in investing activities                       (58,301)        (67,694)        (120,316)
                                                                 --------        --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW accounts,
    and savings accounts                                            4,865          41,646           43,521
  Net increase (decrease) in short-term borrowings                  7,220         (76,702)          71,056
  Net increase in time deposits                                    65,648          74,239            5,761
  Proceeds from trust preferred securities                                         16,100
  Proceeds (payments) from other borrowings                       (25,000)         35,000           98,000
  Payments on other borrowings and long-term debt                     (53)        (22,753)        (100,453)
  Proceeds from issuance of stock                                     113             264              107
  Debt issuance costs                                                                (891)            (199)
  Dividends paid                                                   (3,588)         (3,284)          (2,976)
                                                                 --------        --------        ---------
      Net cash provided by financing activities                    49,205          63,619          114,817
                                                                 --------        --------        ---------

      Net increase in cash and due from banks                       4,815           6,790            2,220

Cash and cash equivalents, beginning                               28,485          21,695           19,475
                                                                 --------        --------        ---------

Cash and cash equivalents, ending                                $ 33,300        $ 28,485        $  21,695
                                                                 ========        ========        =========

                                                          2002           2001          2000
                                                        ---------      --------      --------
                                                                (Thousands of dollars)
Reconciliation of net income to net cash provided
  by operating activities:
    Net income                                          $   8,723      $  7,535      $  6,710
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                       1,460         1,934         1,871
        Provision for losses on loans and real
          estate owned                                      5,700         2,880           545
        Amortization of premium on investments                317           206           146
        Accretion of discount on investments                 (182)         (364)         (177)
        Cash surrender value increase                        (450)         (140)         (124)
        Gain on sale of investment securities                (509)
        Gain on sale of loans and other assets             (1,467)       (1,062)         (494)
        Proceeds from sale of loans held for sale         110,056        87,379        23,802
        Origination of loans held for sale               (108,631)      (86,506)      (23,562)
        Equity in income of service center                   (383)         (295)         (250)
        Deferred compensation                                  96            90           108
        Deferred income taxes                              (1,401)         (661)         (136)
        Changes in assets and liabilities:
          Interest receivable                                 532           621        (1,586)
          Prepaids and other assets                        (1,098)            1           (40)
          Unearned income                                      (8)          (35)          (92)
          Interest payable                                   (429)         (596)        1,075
          Taxes receivable                                  1,349          (538)           27
          Other liabilities                                   236           416          (104)
                                                        ---------      --------      --------
    Net cash provided by operating activities           $  13,911      $ 10,865      $  7,719
                                                        =========      ========      ========

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Acquisition of property in lieu of foreclosure        $   6,697      $  3,448      $  1,619
  Dividends reinvested in common stock                        771           857           771

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

      The consolidated financial statements of Baylake Corp. (the company) include the accounts of the company, its wholly-owned subsidiaries; Kewaunee County Banc-Shares, Inc., (KCB) and Baylake Capital Trust I, and KCB's wholly-owned subsidiary Baylake Bank, and its wholly-owned subsidiaries; Bank of Sturgeon Bay Building Corporation, Cornerstone Financial, Inc., Baylake Investments, Inc., Baylake Insurance Agency, Inc. and Arborview, LLC. All significant intercompany items and transactions have been eliminated.

      Baylake Bank owns a 49% interest in United Financial Services, Inc., (UFS) a data processing service. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other revenue. Amounts paid to UFS for data processing services for Baylake's banks were $909,000, $850,000, and $815,000 in 2002, 2001, and 2000, respectively. At December 31, 2002 and 2001, Baylake Bank had loans of $200,000 and $180,000, respectively, to UFS.

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

      For comparability, certain 2001 and 2000 amounts have been reclassified to conform with classification adopted in 2002.

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

      Mortgage servicing rights of $308,000, $400,000, and $215,000 were capitalized and $260,000, $204,000, and $101,000 were amortized during 2002, 2001, and 2000, respectively. The amount of impairment was not material. The amount of loans serviced for the benefit of others as of December 31, 2002, 2001, and 2000 was $105,180,000, $87,165,000, and
      $67,030,000, respectively.

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

      During 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles," which requires that goodwill no longer be amortized but, instead, tested annually for impairment. There was no impairment of goodwill in 2002. Prior to 2002, goodwill was being amortized on a straight-line basis over 15 years. Amortization expense was $486,000 and $486,000 in 2001 and 2000, respectively.

      The company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2002, 2001, and 2000 were $274,000, $293,000, and $339,000, respectively.

      The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock-based compensation plans. Under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", companies may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB No. 25. The company has elected to continue to apply the provisions of APB No. 25 with the disclosure requirements of SFAS No. 123 in Note 18.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

      The company's subsidiary, Baylake Bank, is required to maintain average reserve balances by the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2002, was approximately $8,698,000.

NOTE 3 - INVESTMENT SECURITIES

      The amortized cost and estimated market values of investments are as follows:

                                                    December 31, 2002
                                     ----------------------------------------------
                                                   Gross       Gross      Estimated
                                     Amortized   Unrealized  Unrealized     Market
                                       Cost        Gains       Losses       Value
                                     ---------   ----------  ----------   ---------
                                                 (Thousands of dollars)
      Available For Sale
      U.S. Treasury and other
        U.S. government agencies     $ 38,379     $2,214     $            $ 40,593
      Obligations of states and
        political subdivisions         35,840      1,817            3       37,654
      Mortgage-backed securities       49,968        941           58       50,851
      Other                             4,019         22                     4,041
                                     --------     ------     --------     --------
                                     $128,206     $4,994     $     61     $133,139
                                     ========     ======     ========     ========
      Held to Maturity
      Obligations of states and
        political subdivisions       $ 18,227     $  297     $            $ 18,524
                                     ========     ======     ========     ========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (continued)

                                                     December 31, 2001
                                       ---------------------------------------------
                                                     Gross       Gross     Estimated
                                       Amortized  Unrealized   Unrealized   Market
                                         Cost        Gains       Losses     Value
                                       ---------  ----------   ----------  ---------
                                                   (Thousands of dollars)
      Available For Sale
      U.S. Treasury and other U.S.
        government agencies            $ 21,505     $ 1,235     $          $ 22,740
      Obligations of states and
        political subdivisions           32,639         889           24     33,504
      Mortgage-backed securities         73,183       1,359          194     74,348
      Other                              14,303                              14,303
                                       --------     -------     --------   --------
                                       $141,630     $ 3,483     $    218   $144,895
                                       ========     =======     ========   ========
      Held to Maturity
      Obligations of states and
        political subdivisions         $ 22,205     $   216     $     23   $ 22,398
                                       ========     =======     ========   ========

      Results of sales of securities were as follows:

                                                          Available for Sale
                                                   ----------------------------------
                                                    2002          2001          2000
                                                   ------        ------        ------
                                                         (Thousands of dollars)
      Proceeds                                     $8,506        $ None        $ None
      Realized gains                                  509

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (continued)

      The amortized cost and estimated market value of investments at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Available for Sale       Held to Maturity
                                       ---------------------    ---------------------
                                                   Estimated                Estimated
                                       Amortized     Market     Amortized     Market
                                         Cost        Value        Cost        Value
                                       --------    ---------    ---------   ---------
                                       (Thousands of dollars)   (Thousands of dollars)
      Due in one year or less          $  7,675     $  7,802     $ 3,980     $ 4,011
      Due after one year through
        five years                       36,034       38,718       6,153       6,371
      Due after five years through
        ten years                        19,525       20,906       2,618       2,666
      Due after ten years                15,004       14,862       5,476       5,476
                                       --------     --------     -------     -------
                                         78,238       82,288      18,227      18,524
      Mortgage-backed securities         49,968       50,851
                                       --------     --------     -------     -------
                                       $128,206     $133,139     $18,227     $18,524
                                       ========     ========     =======     =======

      Securities pledged to secure public and trust deposits and borrowed funds had a carrying value of $50,065,000 and $78,791,000 at December 31, 2002 and 2001, respectively.

NOTE 4 - LOANS

      Major classifications of loans are as follows:

                                                      December 31,   December 31,
                                                          2002           2001
                                                      ------------   ------------
                                                        (Thousands of dollars)
           Commercial, financial, and agricultural     $ 440,632      $ 377,034
           Real estate - construction                     75,688         67,939
           Real estate - mortgage                        133,365        143,748
           Installment                                    14,916         16,890
                                                       ---------      ---------
                                                         664,601        605,611
             Less: Deferred loan origination
                     fees, net of costs                     (316)          (324)
                                                       ---------      ---------
           Net loans                                   $ 664,285      $ 605,287
                                                       =========      =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (continued)

      Loans having a carrying value of $31,487,000 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2002.

      Certain directors and officers of the company and the subsidiary banks, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the subsidiary during 2002 and 2001. Such loans were made in the ordinary course of business at normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection.

      A summary of the changes in those loans is as follows:

                                                          2002         2001
                                                         -------      -------
                                                        (Thousands of dollars)
      Balance at beginning of year                       $ 4,889      $ 5,427
      New loans made                                       3,252        4,547
      Repayments received                                 (3,156)      (4,819)
      Loans related to former officers and directors          (7)        (266)
                                                         -------      -------
      Balance at end of year                             $ 4,978      $ 4,889
                                                         =======      =======

      Loans on which the accrual of interest has been discontinued or reduced amounted to $12,244,000 and $9,929,000 at December 31, 2002 and 2001,
      respectively. If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $1,639,000 and $1,212,000 for 2002 and 2001, respectively. Interest income which has been recorded amounted to $357,000 and $346,000 for 2002 and 2001, respectively, for these nonaccrual loans.

      Changes in the allowance for loan losses were as follows:

                                            2002         2001          2000
                                          --------      -------      -------
                                                (Thousands of dollars)
      Balance at beginning of year        $  7,992      $ 7,006      $ 7,611
      Provision charged to operations        5,700        2,880          545
      Recoveries                               773          835          924
      Loans charged off                     (3,055)      (2,729)      (2,074)
                                          --------      -------      -------
      Balance at end of year              $ 11,410      $ 7,992      $ 7,006
                                          ========      =======      =======

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

      The following is a summary of activity in investment in loans that have declined in value and related interest income and allowance for credit losses accounts:

                                                            2002          2001
                                                          --------      --------
                                                          (Thousands of dollars)
      Impaired loans at December 31                       $ 30,197      $ 23,740
      Impaired loans at December 31 allowed for           $ 30,197      $ 23,740
      Average impaired loans during the period            $ 30,443      $ 23,805
      Interest income recognized while loans impaired     $  1,864      $  1,012
      Interest income using a cash-basis method           $  1,889      $  1,004
      Allowance as of January 1                           $  2,104      $  1,865
      Additions during the year                              3,678         1,447
      Recoveries of amounts previously allowed for            (892)       (1,208)
                                                          --------      --------
      Allowance as of December 31                         $  4,890      $  2,104
                                                          ========      ========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT

                                                 2002          2001          2000
                                               --------      --------      --------
                                                      (Thousands of dollars)
      Land                                     $  3,673      $  4,155      $  4,074
      Buildings and improvements                 21,130        18,054        16,930
      Equipment                                   9,373        10,313         9,613
                                               --------      --------      --------
                                                 34,176        32,522        30,617
        Less accumulated depreciation            10,730        10,730         9,304
                                               --------      --------      --------
          Bank premises and equipment          $ 23,446      $ 21,792      $ 21,313
                                               ========      ========      ========
      Depreciation expense                     $  1,515      $  1,449      $  1,380
                                               ========      ========      ========

NOTE 6 - OTHER REAL ESTATE

      Other real estate ($929,000 in 2002, $1,716,000 in 2001, and $931,000 in
      2000, net of an allowance for other real estate losses of $33,000 in 2002, $43,000 in 2001, and $54,000 in 2000) is included in other assets.

      Net cost of operation of other real estate is summarized below:

                                                   2002          2001          2000
                                                 --------      --------      --------
                                                        (Thousands of dollars)
      Loss on disposition of properties
        and other costs                          $    341      $    475      $    254
      Gain on disposition of properties
        and expense recoveries                       (138)         (227)         (276)
                                                 --------      --------      --------
          Net (gains) losses                     $    203      $    248      $    (22)
                                                 ========      ========      ========

      Changes in the allowance for losses on other real estate were as follows:

                                                   2002          2001          2000
                                                 --------      --------      --------
                                                        (Thousands of dollars)
      Balance at beginning of year               $     43      $     54      $     93
      Amounts related to properties disposed          (10)          (11)          (39)
                                                 --------      --------      --------
      Balance at end of year                     $     33      $     43      $     54
                                                 ========      ========      ========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEPOSITS

      At December 31, 2002, the scheduled maturities of time deposits were as follows:

                                    (Thousands of dollars)
                    2003                   $247,648
                    2004                    113,416
                    2005                     24,365
                    2006                      5,378
                    2007                        134
                  Thereafter                     22
                                           --------
                                           $390,963
                                           ========

      Deposits from the company's directors and officers held by Baylake Bank at December 31, 2002 and 2001, amounted to $3,130,000 and $8,040,000, respectively.

NOTE 8 - SHORT-TERM BORROWINGS

      Short-term borrowings consisted of the following at December 31:

                                            2002        2001        2000
                                           -------     -------     -------
                                               (Thousands of dollars)
      Federal funds purchased              $ 8,250     $           $35,000
      Federal Home Loan Bank Loan                                   42,000
      Securities sold under agreements
        to repurchase                        1,806       2,837       2,538
                                           -------     -------     -------

                                           $10,056     $ 2,837     $79,538
                                           =======     =======     =======

      The average outstanding balance of total short-term borrowings amounted to $21,039,000 in 2002 and $21,754,000 in 2001. The weighted-average interest rate on these borrowings was 1.97% for 2002 and 5.42% for 2001. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.

      The maximum amount outstanding at any month end was $48,197,000 during 2002 and $70,009,000 during 2001.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT

      Long-term debt consisted of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime +1/4%. The balance at December 31, 2002 and 2001, was $106,000 and $158,000, respectively.

NOTE 10 - OTHER BORROWINGS

      Other borrowings consists of Federal Home Loan Bank loans secured by real estate mortgages and mortgage backed agency securities. Interest rates range from 1.42% to 4.73%. The total outstanding at December 31, 2002 is $65,000,000, of which $40,000,000 mature in 2003 and the remaining $25,000,000 mature in 2011.

NOTE 11 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S JUNIOR
             SUBORDINATED DEBT

      Baylake Corp. has sponsored a trust with a total outstanding balance of $16.1 million in trust preferred securities at December 31, 2002, as follows:

                                                                                  Junior Subordinated Debt
                                       Trust Preferred                                 Owned by Trust
                         -------------------------------------------     ----------------------------------------
                                             Initial                        Initial
                                          Liquidation                      Principal
                                             Value      Distribution        Amount                     Redeemable
                         Issuance Date   (In Millions)      Rate         (In Millions)   Maturity      Beginning
                         -------------   -------------  ------------     -------------   --------      ----------
      Baylake Capital     February 16,                                                   March 31,     March 31,
          Trust I             2001           $16.1          10.0%            $16.6          2031          2006

      Baylake Capital Trust I is a statutory business trust or ganized for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the company, the sole asset of the trust. The common securities of the trust are wholly-owned by the company. The trust preferred securities and common securities of the trust represent preferred undivided beneficial interests in the assets of Baylake Capital Trust I, and the holder of the preferred securities will be entitled to a preference over the common securities of the trust upon an event of default with respect to distributions and amounts payable on redemption or liquidation. These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment to the company. Distributions on these securities are included in interest expense on guaranteed preferred beneficial interest. The preferred securities are traded on the American Stock Exchange under the symbol BYL_p.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S
             JUNIOR SUBORDINATED DEBT (continued)

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

NOTE 12 - DIVIDENDS AND CAPITAL RESTRICTIONS

      Cash dividends per share to shareholders were $.49, $.45, and $.41 in 2002, 2001, and 2000, respectively, after adjustment for stock dividends.

      As of December 31, 2002, undistributed earnings of the subsidiaries, included in consolidated retained earnings, available for distribution to the company as dividends without prior approval of regulatory authorities was $29,375,000.

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

      At December 31, 2002 and 2001, the company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the company's category.

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

      The company's risk-based capital and leverage ratios are as follows (thousands of dollars):

                                                            Risk-Based Capital Ratios
                                                 ----------------------------------------------
                                                   December 31, 2002         December 31, 2001
                                                 --------------------      --------------------
                                                 Amount         Ratio      Amount         Ratio
                                                 -------        -----      -------        -----
      Tier 1 capital
        Baylake Corp.                            $73,220         9.7%      $68,052        10.1%

        Minimum requirement                       30,073         4.0%       26,831         4.0%

      Total capital
        Baylake Corp.                            $82,643        11.0%      $76,044        11.3%

        Minimum requirement                       60,146         8.0%       53,663         8.0%

      Tier 1 capital to average total assets
        Baylake Corp.                            $73,220         8.2%      $68,052         8.2%

        Minimum requirement                       35,564         4.0%       33,032         4.0%

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

                                                   Contract or
                                                  Notional Amount
                                               ---------------------
                                                 2002         2001
                                               --------     --------
                                               (Thousands of dollars)
      Financial instruments whose contract
        amounts represent credit risk:
          Commitments to extend credit         $145,951     $138,996
          Standby letters of credit and
            financial guarantees written          7,671        5,273

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

      Standby letters of credit and financial guarantees written are conditional commitments issued by Baylake Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The guarantees expire in decreasing amounts through 2008, with the majority expiring within five years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Baylake Bank does not require collateral as support for the commitments. Collateral is obtained based on loan policies upon use of a commitment by a customer.

NOTE 14 - PENSION PLAN

      The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans for 2002, 2001, and 2000, totaled $810,000, $713,000, and $626,000, respectively.

      Certain officers and directors of the company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $227,000 in 2002, $224,000 in 2001, and $157,000 in 2000.

NOTE 15 - INCOME TAX EXPENSE

      The taxes applicable to income before income taxes were as follows:

                                   2002         2001        2000
                                  -------      -------      ------
                                       (Thousands of dollars)
      Taxes currently payable
        Federal                   $ 3,259      $ 2,542      $2,442
        State                         379          212         311
                                  -------      -------      ------
                                    3,638        2,754       2,753
                                  -------      -------      ------
      Deferred income taxes
        Federal                      (915)        (571)         21
        State                        (148)         (92)          4
                                  -------      -------      ------
                                   (1,063)        (663)         25
                                  -------      -------      ------
          Income tax expense      $ 2,575      $ 2,091      $2,778
                                  =======      =======      ======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAX EXPENSE (continued)

      The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

                                                         2002         2001         2000
                                                        -------      -------      -------
                                                              (Thousands of dollars)
      Income tax based on statutory rate                $ 3,841      $ 3,273      $ 3,226
      State income taxes net of federal tax benefit          87           58          205
                                                        -------      -------      -------
                                                          3,928        3,331        3,431
      Effect of tax-exempt interest income                 (842)        (749)        (702)
      Life insurance death benefit and earnings            (410)         (48)         (42)
      Equity in income of service center                   (130)        (100)         (85)
      Amortization of goodwill                                           165          165
      Federal tax refund claims based on IRS audit
        of acquired company                                             (516)
      Other                                                  29            8           11
                                                        -------      -------      -------
          Provision based on effective tax rates        $ 2,575      $ 2,091      $ 2,778
                                                        =======      =======      =======

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAX EXPENSE (continued)

      The following is a summary of the significant components of the company's deferred tax assets and liabilities as of December 31, 2002 and 2001:

                                                          2002         2001
                                                        -------      -------
                                                       (Thousands of dollars)
      Deferred tax assets
        Allowance for loan losses                       $ 4,395      $ 2,590
        Deferred loan origination fees                      125          128
        Deferred compensation                               848          783
        Mortgage loan servicing                             149          318
        Nonaccrual loans                                    581          648
        Accrued vacation pay                                157          104
        Other                                                33           48
                                                        -------      -------
          Gross deferred tax assets                       6,288        4,619

        Valuation allowance for deferred tax assets        (550)        (550)
                                                        -------      -------
          Net deferred tax assets                         5,738        4,069
                                                        -------      -------

      Deferred tax liabilities
        Bank premises and equipment                         889          805
        FHLB stock dividends                                137
        Market value adjustment on securities
          available for sale                              1,716        1,146
        Other                                               118           70
                                                        -------      -------
          Total deferred tax liabilities                  2,860        2,021
                                                        -------      -------
          Net deferred asset                            $ 2,878      $ 2,048
                                                        =======      =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EARNINGS AND DIVIDENDS PER SHARE

      Earnings and dividends per share are based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

                                             2002          2001          2000
                                           ---------     ---------     ---------
      Basic weighted average number of
        common shares outstanding          7,474,819     7,467,986     7,443,999

      Additional common dilutive stock
        option shares                        127,164       143,135       298,563
                                           ---------     ---------     ---------

      Diluted weighted average number
        of common shares outstanding       7,601,983     7,611,121     7,742,562
                                           =========     =========     =========

      Additional common stock option
        shares that have not been
        included due to their
        antidilutive effect                  216,450       216,450        60,000

      There is no difference between basic and diluted income available to common stockholders.

      See Note 18 for information on additional stock options issued subsequent to year end. These shares would not have changed materially the calculation of the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before December 31, 2002.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 142

      Prior to the adoption of SFAS No. 142, goodwill had a stated cost of $7,192,000 and accumulated amortization of $2,222,000 and $1,736,000 as of December 31, 2001 and 2000, respectively.

      A summary of the effects of the adoption of SFAS No. 142 on net income is as follows:

                                                   For the year ended December 31,
                                                -------------------------------------
                                                   2002          2001          2000
                                                ---------     ---------     ---------
                                                (Thousands of dollars except earnings
                                                         per share amounts)
      Reported net income                       $   8,723     $   7,535     $   6,710
      Add back: goodwill amortization                               486           486
                                                ---------     ---------     ---------

      Adjusted net income                       $   8,723     $   8,021     $   7,196
                                                =========     =========     =========

      Basic earnings per share:
        Reported net income                     $    1.17     $    1.01     $    0.90
        Add back: goodwill amortization                            0.07          0.07
                                                ---------     ---------     ---------

        Adjusted net income                     $    1.17     $    1.08     $    0.97
                                                =========     =========     =========

      Diluted earnings per share:
        Reported net income                     $    1.15     $    0.99     $    0.87
        Add back: goodwill amortization                            0.06          0.06
                                                ---------     ---------     ---------
        Adjusted net income                     $    1.15     $    1.05     $    0.93
                                                =========     =========     =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK OPTION PLAN

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

      Activity in the plan is summarized as follows:

                                                                                             Weighted
                                                                                             Average
                                                      Number            Option Price         Exercise
                                                     of Shares            Per Share           Price
                                                   -------------      ---------------     -------------
      Shares under option at December 31, 1999           646,500      $  4.67 - 15.25     $       10.64
      Options granted                                     60,000                25.00             25.00
      Options exercised                                   (8,400)         4.67 - 8.95              5.64
                                                   -------------      ---------------     -------------

      Shares under option at December 31, 2000           698,100         4.67 - 25.00             11.93
      Options granted                                     30,975        13.00 - 14.75             14.72
      Options exercised                                  (26,000)        4.67 - 11.50              8.12
                                                   -------------      ---------------     -------------

      Shares under option at December 31, 2001           703,075         4.67 - 25.00             12.19
      Options granted                                     32,384                13.00             13.00
      Options exercised                                  (11,700)         4.67 - 9.50              7.00
                                                   -------------      ---------------     -------------
      Shares under option at December 31, 2002           723,759      $  8.92 - 25.00     $       12.31
                                                   =============      ===============     =============

      Subsequent to year-end, options to purchase up to an additional 23,000 shares were granted. The exercise price was established at 100% of the fair market value of the stock on the date of grant, or $13.30 per share.

      The options outstanding at December 31, 2002, were:

                                                                                           Weighted
                                                                  Weighted-Average          Average
                                Number of Shares                   Exercise Price          Remaining
           Price           ---------------------------      ---------------------------      Life
           Range           Outstanding     Exercisable      Outstanding     Exercisable    (In Years)
      --------------       -----------     -----------      -----------     -----------    ----------
      $ 8.92 - 11.50         474,400         450,400         $     9.72      $     9.73       3.3
       13.00 - 15.25         189,359          81,795              14.78           15.21       6.8
               25.00          60,000          24,000              25.00           25.00       7.0
                             -------         -------         ----------      ----------       ---
                             723,759         556,195              12.31           11.19       4.5
                             =======         =======         ==========      ==========       ===

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK OPTION PLAN (continued)

      Options exercisable at December 31, 2001 and 2000, were 476,500 and 394,500, respectively. The weighted average exercise price for options exercisable at December 31, 2001 and 2000, was $10.66 and $10.03, respectively.

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

NOTE 18 - STOCK OPTION PLAN (continued)

      Had compensation cost for the company's options granted after January 1, 1995, been determined according to SFAS 123, the company's net income and earnings per share would have been reduced to the following proforma amounts:

                                                              2002          2001          2000
                                                            ---------     ---------     ---------
                                                                   (Thousands of dollars)
      Net income
        As reported                                         $   8,723     $   7,535     $   6,710
        Stock-based compensation cost if the fair value
          based method had been used                              361           398           390
                                                            ---------     ---------     ---------
        Proforma                                            $   8,362     $   7,137     $   6,320
                                                            =========     =========     =========

      Basic earnings per common share
        As reported                                              1.17          1.01          0.90
        Proforma                                                 1.12          0.96          0.85

      Diluted earnings per common share
        As reported                                              1.15          0.99          0.87
        Proforma                                                 1.10          0.94          0.83

      The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

      The grant date fair values and assumptions used to determine such values are as follows:

                                                              2002           2001          2000
                                                            ---------      --------      --------
      Weighted average grant date fair value                $   3.15       $  6.32       $  7.13
      Assumptions:
        Risk-free interest rates                                3.78%         4.58%         5.12%
        Expected volatility                                    30.10%        52.40%        27.40%
        Expected term (in years)                                8.00          8.00          8.00
        Expected dividend yield                                 3.78%         3.36%         2.93%

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      C.    LOANS

            The carrying amount (total outstandings excluding unearned income and reserve for loan losses) and estimated fair value of loans outstanding at December 31, 2002, are $664,286,000 and $667,832,000,
            and for December 31, 2001, are $605,287,000 and $616,479,000. In
            order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

      D.    DEPOSITS

            The carrying amount and estimated fair value of deposits outstanding at December 31, 2002, are $740,324,000 and $746,024,000 and for
            December 31, 2001, are $669,812,000 and $672,646,000. Under SFAS
            107, the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the company receives from the low-cost, long-term funding they provide. These benefits are significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of similar remaining maturities. Because of the repricing characteristics and the competitive nature of the company's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

      E.    SHORT-TERM BORROWINGS

            Short-term borrowings reprice frequently and therefore the carrying amount is a reasonable estimate of fair value.

      F. GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE COMPANY'S JUNIOR SUBORDINATED DEBT AND OTHER BORROWINGS

            The carrying amount and estimated fair value of guaranteed preferred beneficial interest in the company's junior subordinated debt and other borrowings outstanding at December 31, 2002, are $81,100,000 and $83,973,000 and for December 31, 2001, are $106,100,000 and
            $109,178,000. The estimated fair values of fixed rate time borrowings are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for borrowings of similar remaining maturities.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMITMENTS AND CONTINGENCIES

      The company has a ten year lease to rent space in a building in Green Bay that began in 2000. The annual base rent is $79,000 and increases as of the beginning of each December based on the Consumer Price Index.

      The company has a seven year lease to rent space for a branch bank location in Howard, Wisconsin that began in 2000. The annual base rent is $37,000 and increases by 15% after five years. The company must also pay its proportional share of costs for common areas at the mall.

      Rent expense for 2002 and 2001 was $117,000 and $110,000, respectively.

      Future minimum lease payments under these agreements are as follows:

                          2003                  $ 119,447
                          2004                    121,746
                          2005                    124,110
                          2006                    126,540
                          2007                    129,038
                   2008 and thereafter            191,185
                                                ---------
                                                $ 812,066
                                                =========

      As part of the Evergreen Bank, N.A. ("Evergreen") acquisition, the company was required to contribute $7 million of capital to Evergreen. No payments to the seller of Evergreen have been made, but are contingently payable based on a formula set forth in the stock purchase agreement, not to exceed $2 million. The contingent payments are not accrued at December 31, 2002, since the amount, if any, is not estimable.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                                  BAYLAKE CORP.
                              (Parent Company Only)
                            CONDENSED BALANCE SHEETS
                                   December 31

                                                        2002        2001
                                                       -------     -------
                                                     (Thousands of dollars)
          ASSETS

      Cash in bank                                     $ 1,922     $ 3,636
      Interest receivable                                    4
      Receivable from subsidiary                           134         188
      Prepaid expenses                                   1,024       1,059
      Investment securities available for sale           1,010
      Investment in subsidiaries                        78,884      71,745
                                                       -------     -------
          Total assets                                 $82,978     $76,628
                                                       =======     =======

          LIABILITIES AND STOCKHOLDER
            EQUITY

      Liabilities
        Dividends payable                              $   972     $   897
        Accrued expense                                      1           3
        Debentures to subsidiary                        16,598      16,598
        Deferred income taxes                                7
                                                       -------     -------

          Total liabilities                             17,578      17,498
      Stockholder equity                                65,400      59,130
                                                       -------     -------
          Total liabilities and stockholder equity     $82,978     $76,628
                                                       =======     =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

                                  BAYLAKE CORP.
                              (Parent Company Only)
                         CONDENSED STATEMENTS OF INCOME
                         For the Years Ended December 31

                                               2002         2001         2000
                                             --------     --------     --------
                                                   (Thousands of dollars)
      Income
        Dividends from subsidiaries          $ 3,800      $   200      $ 2,645
        Interest income                          151          216           11
                                             -------      -------      -------
          Total income                         3,951          416        2,656
                                             -------      -------      -------

      Expenses
        Interest                               1,695        1,551          322
        Other                                     98          171           67
        Income tax benefit                      (559)        (509)        (128)
                                             -------      -------      -------
          Total expenses                       1,234        1,213          261
                                             -------      -------      -------

          Income (loss) before
            equity in undistributed net
            income of subsidiaries             2,717         (797)       2,395

      Equity in undistributed net income
        of subsidiaries                        6,006        8,332        4,315
                                             -------      -------      -------
          NET INCOME                         $ 8,723      $ 7,535      $ 6,710
                                             =======      =======      =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

                                  BAYLAKE CORP.
                              (Parent Company Only)
                        CONDENSED STATEMENT OF CASH FLOWS
                         For the Years Ended December 31

                                                         2002          2001         2000
                                                       ---------     --------     --------
                                                              (Thousands of dollars)
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Cash paid to suppliers                         $   (101)     $  (189)     $  (218)
        Interest received                                    95          216           11
        Interest paid                                    (1,659)      (1,557)        (316)
        Dividends received                                3,800          800        2,788
        Income taxes received                               613          454          381
                                                       --------      -------      -------
          Net cash provided by (used in)operating
            activities                                    2,748         (276)       2,646
                                                       --------      -------      -------

      CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of investment                             (986)
        Capital contributed to subsidiary                             (1,039)      (7,345)
                                                       --------      -------      -------
          Net cash used in investing activities            (986)      (1,039)      (7,345)
                                                       --------      -------      -------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends paid                                   (3,588)      (3,284)      (2,976)
        Issuance of debt                                              16,100        7,700
        Payments on debt                                              (7,700)
        Issuance of stock                                   112          264          108
        Debt issue costs                                                (891)
                                                       --------      -------      -------
          Net cash provided by (used in) financing
            activities                                   (3,476)       4,489        4,832
                                                       --------      -------      -------
          Net increase (decrease) in cash                (1,714)       3,174          133
        Cash and due from banks, beginning                3,636          462          329
                                                       --------      -------      -------
        Cash and due from banks, ending                $  1,922      $ 3,636      $   462
                                                       ========      =======      =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

                                  BAYLAKE CORP.
                              (Parent Company Only)
                        CONDENSED STATEMENT OF CASH FLOWS
                         For the Years Ended December 31

                                                              2002         2001         2000
                                                            --------     --------     --------
                                                                  (Thousands of dollars)
      Reconciliation of net income to net cash provided
        by operating activities:
          Net income                                        $ 8,723      $ 7,535      $ 6,710
          Adjustments to reconcile net income to net
            cash provided by operating activities:
              Undistributed earnings of subsidiary           (6,006)      (8,332)      (4,315)
              Accretion of discount on investments               (2)
              Amortization                                       35           30
              Reinvested interest income                        (50)
              Change in interest receivable                      (4)
              Change in receivable from subsidiary               54          (58)         253
              Change in prepaid expenses                                                 (199)
              Change in dividends receivable                                 600          143
              Change in accrued expenses                         (2)         (51)          54
                                                            -------      -------      -------
            Net cash provided by (used in)operating
              activities                                    $ 2,748      $  (276)     $ 2,646
                                                            =======      =======      =======
      SUPPLEMENTAL SCHEDULE OF NONCASH
        FINANCING ACTIVITIES:
          Dividends reinvested in common stock              $   771      $   857      $   771

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

      Non-banking includes insurance agency services and conference facilities through two of the company's wholly-owned subsidiaries in 2001. In 2002, this category also includes an assisted living facility which became a wholly-owned subsidiary during the year.

                                                                        2002
                                         -----------------------------------------------------------------
                                                                            Intercompany
                                           Banking        Non-Banking         Amounts             Totals
                                         -----------      -----------       ------------        ----------
                                                             (Amounts in thousands)
      Interest revenue                   $   51,564           $   7          $    (7)           $   51,564
      Interest expense                       22,195                               (7)               22,188
      Provision for loan losses               5,700                                                  5,700
      Noninterest revenue                     9,883             870                                 10,753
      Noninterest expenses                   22,031           1,100                                 23,131
      Income taxes                            2,646             (71)                                 2,575
      Net income                              8,837            (114)                                 8,723
      Total assets                          905,334           2,632           (3,310)              904,656

                                                                         2001
                                         -----------------------------------------------------------------
                                                                           Intercompany
                                          Banking         Non-Banking         Amounts             Totals
                                         -----------      -----------       ------------        ----------
                                                             (Amounts in thousands)
      Interest revenue                   $  59,023          $   19           $    (19)          $   59,023
      Interest expense                      32,072                                (19)              32,053
      Provision for loan losses              2,880                                                   2,880
      Noninterest revenue                    6,167             140                                   6,307
      Noninterest expense                   20,657             114                                  20,771
      Income taxes                           2,074              17                                   2,091
      Net income                             7,507              28                                   7,535
      Total assets                         846,294             580             (1,083)             845,791

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the sections titled "Proposal No. 1, Election of Directors," "Information on Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" contained in the definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled "Director Fees and Benefits", "Executive Compensation", "Board of Directors Compensation Committee Report on Management Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" contained in the definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the section titled "Ownership of Baylake Common" contained in the definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth in the section titled "Certain Transactions with Management" in the definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

Item 14. CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13(a)-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Reference is made to the Exhibit Index on page 88 for exhibits filed as part of this report.

(d) Additional Financial Statements

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BAYLAKE CORP.


                                        By: /s/ Steven D. Jennerjohn
                                                Steven D. Jennerjohn
                                                Treasurer

                                        Date: March 18,2003

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

                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on these dates indicated.


/s/ Thomas L. Herlache                  /s/ Richard A. Braun
------------------------------          ----------------------------------------

Thomas L. Herlache                      Richard A. Braun, Director
President, Chief Executive              Vice-Chairman of the Board and
Officer and Director                    Executive Vice-President
(Principal Executive Officer)

/s/ Steven D. Jennerjohn
------------------------------          ________________________________________
Steven D. Jennerjohn                    John W. Bunda, Director
Treasurer
(Principal Financial and
Accounting Officer)


/s/ Robert W. Agnew
------------------------------          ________________________________________
Robert W. Agnew, Director               Ronald D. Berg, Director


/s/ George Delveaux, Jr.                /s/ Roger G. Ferris
------------------------------          ----------------------------------------
George Delveaux, Jr., Director          Roger G. Ferris, Director


/s/ Joseph J. Morgan                    /s/ William Parsons
------------------------------          ----------------------------------------
Joseph J. Morgan, Director              William Parsons, Director


/s/ Paul Jay Sturm
------------------------------
Paul Jay Sturm, Director

*     Each of the above signatures is affixed as of March 18, 2003.

                                 CERTIFICATIONS

I, Thomas L. Herlache, certify that:

      1.    I have reviewed this annual report on Form 10-K of Baylake Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003


                                        /s/ Thomas L. Herlache
                                        ----------------------------------------
                                            Thomas L. Herlache
                                            President and CEO

I, Steven D. Jennerjohn, certify that:

      1.    I have reviewed this annual report on Form 10-K of Baylake Corp.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 an 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003


                                        /s/ Steven D. Jennerjohn
                                        ----------------------------------------
                                            Steven D. Jennerjohn
                               Senior Vice President and Chief Financial Officer

Sequentially           Exhibit
Numbered Page            No.                                    Description
-------------            ---                                    -----------
--                       2.1          Agreement and Plan of Acquisition  dated March 13, 1996 between Baylake
                                      Corp. and Four Seasons of Wis Corp. (1)
--                       2.4          Stock  Purchase Agreement, dated as of October  1, 1998, among the
                                      Company, M&I and Evergreen (2)
--                       3.1          Articles of Incorporation, as amended (3)
--                       3.2          Bylaws, as amended (4)
--                       3.3          Amendment  to  increase  authorized  shares of common  stock of Baylake
                                      Corp. from 10,000,000 to 50,000,000 shares (5)
--                       4.1          Junior  subordinated  debenture dated February 16, 2002, by and between
                                      Company and Wilmington Trust Company, as Indenture Trustee (6)
--                       10.1         Baylake Corp. 1993 Stock Option Plan (7)
--                       10.2         Baylake Bank's Pay-for-Performance (bonus) program (8)
--                       10.3         Baylake Bank's  Deferred  Compensation  Program with Thomas L. Herlache
                                      (9)
--                       10.4         Baylake Bank's Agreement for Early Retirement with Ronald D. Berg (10)
--                       10.5         Baylake Bank's Deferred Compensation and Salary Continuation Agreement
                                      with Richard A. Braun (11)
--                       10.6         Baylake Corp. Stock Purchase Plan (12)
Page 91                  12.1         Statement Re Computation of Ratios
Page 93                  21.1         List of Subsidiaries
Page 96                  23.1         Consent of Smith & Gesteland
Page 84                  24.1         Power of Attorney (contained on the Signature Page)
Page 94                  99.1         Certification of the CEO pursuant to 18  U.S.C. Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Page 95                  99.2         Certification of the CFO pursuant to 18  U.S.C. Section  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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