Form 10-Q
period 2003-03-31
BAYLAKE CORP
filed 2003-05-14
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________

Commission file number 0-8679

                                  BAYLAKE CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Wisconsin                                         39-1268055
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation               (Identification No.)
             or organization)

        217 North Fourth Avenue,              Sturgeon Bay, WI          54235
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

 Yes [X]        No [ ]

                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of May 13, 2003: 7,517,976 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                                         PAGE NUMBER
         Item 1. Financial Statements

         Consolidated Condensed Balance Sheet as of March 31, 2003
            and December 31, 2002                                                                         3 - 4

         Consolidated Condensed Statement of Income for the three
            months ended March 31, 2003 and 2002                                                          5 - 6

         Consolidated Statement of Comprehensive Income for the three
            months ended March 31, 2003 and 2002                                                              7

         Consolidated Statement of Cash Flows for the three months ended
            March 31, 2003 and 2002                                                                        8 - 9

         Notes to Consolidated Condensed Financial Statements                                             10 -11

         Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                        12 - 31

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   31

         Item 4. Controls and Procedures                                                                 31 - 32

PART II - OTHER INFORMATION                                                                              32 - 33

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matter to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

         Signatures                                                                                           33
         Section 302 Certification                                                                       34 - 35

EXHIBIT INDEX                                                                                                 32

         Exhibit 11 Statement re:  computation of per share earnings                                          38
         Exhibit 15 Letter re:  unaudited interim financial information                                       39
         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350                                        36
         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350                                        37

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                             (dollars in thousands)

                                                                                MARCH 31,            DECEMBER 31,
                                                                                  2003                  2002
                                                                                  ----                  ----
                     ASSETS
Cash and due from banks                                                         $  20,817             $  33,300
Federal funds sold                                                                     12                     0
                                                                                ---------             ---------
Cash and cash equivalents                                                          20,829                33,300
Investment securities available for sale (at market)                              136,354               133,139
Investment securities held to maturity (market                                     16,257                18,227
  value $16,646 and $18,524, at March 31, 2003 and
  December 31, 2002, respectively)
Loans held for sale                                                                   956                 1,602
Loans                                                                             680,728               664,285
     Less:  Allowance for loan losses                                              12,171                11,410
                                                                                ---------             ---------
Loan, net of allowance for loan losses                                            668,557               652,875
Bank premises and equipment                                                        21,782                23,446
Federal Home Loan Bank stock  (at cost)                                             6,899                 6,713
Accrued interest receivable                                                         4,819                 4,580
Income taxes receivable                                                               365                   340
Deferred income taxes                                                               2,915                 2,878
Goodwill                                                                            4,969                 4,969
Other Assets                                                                       22,362                22,587
                                                                                ---------             ---------
     Total Assets                                                               $ 907,064             $ 904,656
                                                                                =========             =========

                     LIABILITIES

Domestic deposits
     Non-interest bearing                                                       $  77,285             $  89,848
     Interest bearing
          NOW                                                                      62,058                64,281
          Savings                                                                 195,702               195,232
          Time,  $100,000 and over                                                189,712               176,605
          Other time                                                              217,889               214,358
                                                                                ---------             ---------
              Total interest bearing                                              665,361               650,476
                                                                                ---------             ---------

              Total deposits                                                      742,646               740,324

Short-term borrowings
     Federal funds purchased, repurchase                                            9,061                10,056
        agreements and Federal Home Loan Bank
        advances
Accrued expenses and other liabilities                                              7,770                 6,698
Dividends payable                                                                       0                   972
Other borrowings                                                                   65,000                65,000
Long-term debt                                                                         53                   106
Guaranteed preferred beneficial interest in the                                    16,100                16,100
                                                                                ---------             ---------
    company's junior subordinated debt
              Total liabilities                                                   840,630               839,256
                                                                                ---------             ---------

                  SHAREHOLDERS' EQUITY
Common stock, $5 par value: authorized                                             37,706                37,532
10,000,000 shares issued 7,541,135 shares as of
March 31, 2003 and 7,506,435 as of December 31,
2002; outstanding 7,517,976 as of March 31, 2003 and
7,483,276 as of December 31, 2002
Additional paid-in capital                                                          7,536                 7,373
Retained earnings                                                                  18,753                17,903
Treasury Stock                                                                       (625)                 (625)
Net unrealized gain on securities available
   for sale, net of tax of $1,647 as of March 31,
  2003 and $1,716 as of December 31, 2002                                           3,064                 3,217
                                                                                ---------             ---------
Total shareholders' equity                                                         66,434                65,400
                                                                                ---------             ---------
                  Total liabilities and shareholders' equity                    $ 907,064             $ 904,656
                                                                                =========             =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                          2003            2002
                                                          ----            ----
Interest income
    Interest and fees on loans                           $10,196        $ 10,434
    Interest on investment securities
        Taxable                                            1,051           1,582
        Exempt from federal income taxes                     645             688
   Other interest income                                       6              12
                                                         -------        --------
            Total interest income                         11,898          12,716

Interest expense
    Interest on deposits                                   4,096           4,383
    Interest on short-term borrowings                         24             126
    Interest on other borrowings                             555             816
    Interest on long-term debt                                 1               1
    Interest on guaranteed preferred beneficial
     interest in the company's junior
     subordinated debt                                       411             411
                                                         -------        --------

             Total interest expense                        5,087           5,737
                                                         -------        --------

 Net interest income                                       6,811           6,979
 Provision for loan losses                                   893             500
                                                         -------        --------

    Net interest income after provision for
    loan losses                                            5,918           6,479
                                                         -------        --------

Other income
   Fees from fiduciary activities                            134             181
   Fees from loan servicing                                  462             355
   Fees for other services to customers                    1,074           1,076
   Gains from sales of loans                                 425             265
   Gains from sale of subsidiary                             350               0
   Other income                                              199              91
                                                         -------        --------

             Total other income                            2,644           1,968
                                                         -------        --------

Other expenses
    Salaries and employee benefits                         3,701           3,334
    Occupancy expense                                        469             487
    Equipment expense                                        393             388
    Data processing and courier                              272             255
    Operation of other real estate                           103             144
    Other operating expenses                               1,094           1,178
                                                         -------        --------

             Total other expenses                          6,032           5,786
                                                         -------        --------

             Income before income taxes                    2,530           2,661

Income tax expense                                           704             788
                                                         -------        --------

Net Income                                               $ 1,826        $  1,873
                                                         =======        ========

Basic earnings per common share (1)                      $  0.24        $   0.25
Diluted earnings per common share (1)                    $  0.24        $   0.25
Cash dividends per share                                 $  0.13        $   0.12

(1) Based on 7,492,374 average shares outstanding in 2003 and 7,471,575 in 2002.

                         BAYLAKE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                             (dollars in thousands)

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                           2003           2002
                                                           ----           ----
Net Income                                               $ 1,826        $  1,873
                                                         -------        --------

Other comprehensive income, net of tax:

Unrealized losses on securities:
   Unrealized losses arising during period                  (153)           (137)
                                                         -------        --------

Comprehensive income                                     $ 1,673        $  1,736
                                                         =======        ========

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                     2003        2002
                                                                     ----        ----
Cash flows from operating activities:
    Interest received from:
       Loans                                                       $  9,848    $ 10,407
       Investments                                                    1,986       2,285
Fees and service charges                                              2,295       1,759
Interest paid to depositors                                          (3,463)     (4,443)
Interest paid to others                                              (1,000)     (1,441)
Cash paid to suppliers and employees                                 (5,559)     (5,830)
Income taxes paid                                                        16        (157)
                                                                   --------    --------
       Net cash provided by operating activities                      4,123       2,580

Cash flows from investing activities:
    Principal payments received on investments                       24,978      20,755
    Purchase of investments                                         (26,815)    (25,982)
    Proceeds from sale of other real estate owned                       350         914
    Proceeds from sale of subsidiary's assets                         1,884           0
    Loans made to customers in excess of principal collected        (16,015)    (13,493)
    Capital expenditures                                               (651)     (2,820)
                                                                   --------    --------
       Net cash used in investing activities                        (16,269)    (20,626)

Cash flows from financing activities:
     Net decrease in demand deposits, NOW accounts, and savings     (14,317)    (25,176)
           Accounts
     Net increase (decrease) in short term borrowing                   (995)     41,231
     Net increase in time deposits                                   16,650       6,134
     Proceeds from other borrowings and long-term debt                    0     (15,000)
     Payments on other borrowings and long term debt                    (53)        (53)
     Proceeds from issuance of common stock                             337           0
     Dividends paid                                                  (1,947)     (1,793)
                                                                   --------    --------
       Net cash provided by (used in) financing activities             (325)      5,343
                                                                   --------    --------

Net decrease in cash and cash equivalents                           (12,471)    (12,703)

Cash and cash equivalents, beginning                                 33,300      28,485
                                                                   --------    --------

Cash and cash equivalents, ending                                  $ 20,829    $ 15,782
                                                                   ========    ========

                                                                                            MARCH 31,
                                                                                      2003            2002
                                                                                      ----            ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                          $  1,826        $  1,873

Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                                     431             391
        Provision for losses on loans and real estate owned                              893             500
        Amortization of premium on investments                                           231              51
        Accretion of discount on investments                                             (49)            (34)
        Cash surrender value increase                                                   (142)            (13)
        Gain from disposal of ORE                                                         10              68
        Gain on sale of loans                                                           (425)           (265)
        Proceeds from sale of loans held for sale                                     33,705          19,945
        Originations of loans held for sale                                          (33,280)        (19,680)
        Gain on sale of subsidiary                                                      (350)              0
        Equity in income of service center                                               (27)            (52)
        Amortization of mortgage servicing rights                                         90              83
        Mortgage servicing rights booked                                                 (91)            (61)
        Deferred compensation                                                             98              62
        Changes in assets and liabilities:
            Interest receivable                                                         (239)            (65)
            Prepaids and other assets                                                    477            (493)
            Unearned income                                                               (6)             22
            Interest payable                                                             624            (147)
            Taxes payable                                                                721             631
            Other liabilities                                                           (374)           (236)
                                                                                    --------        --------

Total adjustments                                                                      2,297             707
                                                                                    --------        --------

Net cash provided by operating activities                                           $  4,123        $  2,580
                                                                                    ========        ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2002 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of March 31, 2003 and December 31, 2002. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year.

2. The book value of investment securities, by type, held by Baylake Corp. are as follows:

                                                                   MARCH 31,    DECEMBER 31,
                                                                     2003          2002
                                                                     ----          ----
                                                                   (dollars in thousands)
Investment securities held to maturity:

Obligations of state and political subdivisions                    $ 16,257      $ 18,227
                                                                   --------      --------

Investment securities held to maturity                             $ 16,257      $ 18,227
                                                                   ========      ========

Investment securities available for sale:

U.S. Treasury and other U.S. government agencies                   $ 38,475      $ 40,593
Obligations of states and political subdivisions                     37,659        37,654
Mortgage-backed securities                                           55,143        50,851
Other                                                                 5,077         4,041
                                                                   --------      --------
Investment securities available for sale                           $136,354      $133,139
                                                                   ========      ========

3.       At March 31, 2003 and December 31, 2002, loans were as follows:

                                                                  MARCH 31,    DECEMBER 31,
                                                                    2003          2002
                                                                    ----          ----
                                                                  (dollars in thousands)
Commercial, financial and agricultural                            $  92,077     $  89,207
Real estate-commercial                                              377,814       351,425
Real estate - construction                                           64,065        75,688
Real estate - mortgage                                              132,150       133,365
Installment                                                          14,932        14,916
Less:  Deferred loan origination fees, net of costs                    (310)         (316)
                                                                  ---------     ---------
                                                                  $ 680,728     $ 664,285
Less allowance for loan losses                                      (12,171)      (11,410)
                                                                  ---------     ---------
Net loans                                                         $ 668,557     $ 652,875
                                                                  =========     =========

4. Baylake Corp. declared a cash dividend of $0.13 per share payable on March 17, 2003 to shareholders of record as of March 3, 2003.

5. The Company has a non-qualified stock option plan, which is described more fully in the Company's December 31, 2002 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation.

------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended March 31,
------------------------------------------------------------------------------------------------------------
                                                                            2003                      2002
                                                                            ----                      ----
------------------------------------------------------------------------------------------------------------
                                                          (In thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------
Net income, as reported                                                   $ 1,826                    $ 1,873
------------------------------------------------------------------------------------------------------------
Less: Total stock-based employee compensation
cost determined under the fair value based
method, net of income taxes                                                   (44)                       (55)
                                                                               --                         --
------------------------------------------------------------------------------------------------------------
Pro forma net income                                                        1,782                      1,818
------------------------------------------------------------------------------------------------------------
Earnings per share:
------------------------------------------------------------------------------------------------------------
  Basic - as reported                                                     $  0.24                    $  0.25
------------------------------------------------------------------------------------------------------------
  Basic - pro forma                                                       $  0.24                    $  0.24
------------------------------------------------------------------------------------------------------------
  Diluted - as reported                                                   $  0.24                    $  0.25
------------------------------------------------------------------------------------------------------------
  Diluted - pro forma                                                     $  0.23                    $  0.24
------------------------------------------------------------------------------------------------------------

                         PART 1 - FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three months ended March 31, 2003 and 2002 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at March 31, 2003, since that amount, if any, is not estimable.

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

Results of Operations

For the three months ended March 31, 2003, earnings decreased $47,000, or 2.5%, to $1.8 million from $1.9 million for the first quarter last year. Basic operating earnings per share of $0.24 was reported for the quarter ended March 31, 2003 compared to $0.25 for the same period last year, a decrease of 4.0%. On a fully diluted basis, the Company recorded $0.24 per share for the first quarter in 2003 and $0.25 for the same period in 2002.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------
                                          Three  months  ended March 31,  Three months ended March 31,
                                                        2003                            2002
------------------------------------------------------------------------------------------------------
Net income, as reported                                 1,826                                    1,873
------------------------------------------------------------------------------------------------------
EPS-basic, as reported                                   0.24                                     0.25
------------------------------------------------------------------------------------------------------
EPS-diluted, as reported                                 0.24                                     0.25
------------------------------------------------------------------------------------------------------
Return on average assets, as reported                   0.82%                                     0.90%
------------------------------------------------------------------------------------------------------
Return on average equity, as reported                  11.23%                                    12.64%
------------------------------------------------------------------------------------------------------
Efficiency ratio, as reported (1)                      61.63%                                    61.87%
------------------------------------------------------------------------------------------------------

         (1) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net

The annualized return on average assets and return on average equity for the three months ended March 31, 2003 were 0.82% and 11.23%, respectively, compared to 0.90% and 12.64%, respectively, for the same period a year ago.

The decrease in net income for the period is primarily due to decreased net interest income after provision for loan losses and an increase in other expenses offset to a lesser extent by increased other income and a reduction in income tax expense.

Cash dividends declared in the first three months of 2003 increased 8.3% to $0.13 per share compared with $0.12 for the same period in 2002.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 73.0% of total operating income for the first three months of 2003, as compared to 78.8% for the first three months of 2002. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended March 31, 2003 decreased $182,000, or 2.5%, to $7.1 million from $7.3 million for the same period a year ago. As a result of a lower interest rate environment, total interest income for the first quarter of 2003 decreased $832,000, or 6.4%, to $12.2 million from $13.1 million for the first quarter of 2002, while interest expense in the first quarter of 2003 decreased $650,000, or 11.3%, to $5.1 million when compared to $5.7 million in the first quarter of 2002. The major contributing factor to the decline in net interest income was net interest margin compression due to the asset sensitive position of Baylake's balance sheet in addition to an increase in the average balance of non-accrual loans for the quarter further reducing net interest income. This margin compression was due to continued downward repricing of earning assets without a point-for-point decrease in interest bearing liability rates. The effect of the 50 basis point decrease in the prime lending rate in the latter part of the fourth quarter of 2002 impacted interest income for the first quarter. The decrease in net interest income between these two quarterly periods occurred in spite of growth in the average volume of interest earning assets and non-interest bearing deposits offset to a lesser extent by an increase in interest paying liabilities. The decline in total interest expense in the first quarter of 2003 versus the first quarter of 2002 did not offset the decline in interest income.

For the three months ended March 31, 2003, average-earning assets increased $40.5 million, or 5.2%, when compared to the same period last year. The Company recorded an increase in average loans of $60.5 million, or 9.9%, for the first quarter of 2003 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased for the quarter ended March 31, 2003 when compared to the same period a year ago. The interest rate spread decreased 22 basis points to 3.29% at March 31, 2003 from 3.51% in the same quarter in 2002. While the average yield on earning assets decreased 74 basis points during the period, the average rate paid on interest-bearing liabilities decreased 52 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

                                     TABLE 2
             NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
                                ($ IN THOUSANDS)
                          THREE MONTHS ENDED MARCH 31,

-------------------------------------------------------------------------------------------------------------
                                             2003                                       2002
                                             ----                                       ----
-------------------------------------------------------------------------------------------------------------
                                Average    Interest      Average         Average      Interest      Average
                                Balance   income/exp    yield/rate       Balance     income/exp    yield/rate
-------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------
Earning assets:
-------------------------------------------------------------------------------------------------------------
Loans, net (1)(2)(3)           $ 673,660                                $  613,147
-------------------------------------------------------------------------------------------------------------
Less: non-accrual loans          (12,361)                                  (11,943)
                               ---------                                ----------
-------------------------------------------------------------------------------------------------------------
Loans, net                       661,299  $   10,196       6.25%           601,204   $   10,434      7.04%
-------------------------------------------------------------------------------------------------------------
Investments                      158,909       2,030       5.18%           176,757        2,616      6.00%
-------------------------------------------------------------------------------------------------------------
Other earning assets               1,185           4       1.37%             2,957           12      1.65%
                               ---------  ----------      -----         ----------   ----------      ----
-------------------------------------------------------------------------------------------------------------
Total earning assets           $ 821,393  $   12,230       6.04%        $  780,918   $   13,062      6.78%
-------------------------------------------------------------------------------------------------------------
Allowance for loan losses        (11,838)                                   (8,059)
-------------------------------------------------------------------------------------------------------------
Non-accrual loans                 12,361                                    11,943
-------------------------------------------------------------------------------------------------------------
Cash and due from banks           19,246                                    16,625
-------------------------------------------------------------------------------------------------------------
Other assets                      59,423                                    45,099
                               ---------                                ----------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Total assets                   $ 900,585                                $  846,526
                               ---------                                ----------
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND
STOCKHOLDER'S EQUITY
-------------------------------------------------------------------------------------------------------------
Interest-bearing
liabilities:
-------------------------------------------------------------------------------------------------------------
NOW accounts                   $  64,133  $      164       1.04%        $   46,939   $       95      0.82%
-------------------------------------------------------------------------------------------------------------
Savings accounts                 196,513         521       1.08%           214,295          850      1.61%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Time deposits > $100M            183,990       1,556       3.43%           143,493        1,503      4.25%
-------------------------------------------------------------------------------------------------------------
Time deposits < $100M            216,547       1,855       3.47%           184,508        1,935      4.25%
                               ---------  ----------      -----         ----------   ----------      ----
-------------------------------------------------------------------------------------------------------------
Total interest-bearing           661,183       4,096       2.51%           589,235        4,383      3.02%
deposits
-------------------------------------------------------------------------------------------------------------
Short-term borrowings              5,345          19       1.44%            23,168          114      2.00%
-------------------------------------------------------------------------------------------------------------
Customer repurchase                1,680           5       1.21%             2,403           12      2.03%
agreements
-------------------------------------------------------------------------------------------------------------
Other borrowings                  65,000         555       3.46%            80,666          816      4.10%
-------------------------------------------------------------------------------------------------------------
Long term debt                        53           1       7.65%               107            1      3.79%
-------------------------------------------------------------------------------------------------------------
Trust preferred                   16,100         411      10.35%            16,100          411     10.35%
securities
-------------------------------------------------------------------------------------------------------------
Total interest-bearing         $ 749,361  $    5,087       2.75%        $  711,679   $    5,737      3.27%
                               ---------  ----------      -----         ----------   ----------      ----
liabilities
-------------------------------------------------------------------------------------------------------------
Demand deposits                   77,083                                    67,878
-------------------------------------------------------------------------------------------------------------
Accrued expenses and               8,208                                     6,851
other liabilities
-------------------------------------------------------------------------------------------------------------
Stockholders' equity              65,933                                    60,118
                               ---------                                ----------
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Total liabilities and
stockholders' equity           $ 900,585                                $  846,526
                               ---------                                ----------
-------------------------------------------------------------------------------------------------------------
Interest rate spread                      $    7,143       3.29%                     $    7,325      3.51%
-------------------------------------------------------------------------------------------------------------
Contribution of free
funds                                                      0.24%                                     0.29%
                                                          -----                                      ----
-------------------------------------------------------------------------------------------------------------
Net interest margin                                        3.53%                                     3.80%
                                                          -----                                      ----
-------------------------------------------------------------------------------------------------------------

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended March 31, 2003 decreased from 3.80% to 3.53% compared to the same period a year ago. The average yield on interest earning assets amounted to 6.04% for the first quarter of 2003, representing a decrease of 74 basis points from the same period last year. Total loan yields decreased 79 basis points to 6.25%, while total investment yields decreased 82 basis points to 5.18%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 51 basis points to 2.51% for the first quarter of 2003 when compared to the first quarter of 2002, while short-term borrowing costs decreased 56 basis points to 1.44% comparing the two periods. Other borrowing costs decreased 64 basis points to 3.46% during the same time period. These factors contributed to a decrease in the Company's interest margin for the three months ended March 31, 2003 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.2% for the first quarter of 2003 compared with 92.2% for the same period in 2002. The ratio decreased slightly in 2003, primarily as a result of growth in earning assets offset to a slightly greater degree by an increase in non-accrual loans.

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

The provision for loan losses for the three months ended March 31, 2003 increased $393,000 to $893,000 compared with $500,000 for the first quarter of 2002. Management believes that the current allowance (giving effect to the increased provision) conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Possible Loan Losses" below.

Non-Interest Income

Total non-interest income increased $676,000, or 34.3%, to $2.6 million for the first quarter of 2003 when compared to the first quarter of 2002. This increase occurred as a result of increased gains from sales of loans, increased fees from loan servicing, increased other income and gain on sale of subsidiary offset to a lesser degree by a decrease in trust income.

                                     TABLE 3
                               NONINTEREST INCOME
                                ($ in Thousands)

---------------------------------------------------------------------------------------------
                                  First quarter 2003     First quarter 2002    Percent change
---------------------------------------------------------------------------------------------
Trust revenue                            134                     181              (26.0%)
---------------------------------------------------------------------------------------------
Loan servicing income                    462                     355               30.1%
---------------------------------------------------------------------------------------------
Service charges on deposit
accounts                                 706                     654                8.0%
---------------------------------------------------------------------------------------------
Other fee income                         163                     189              (13.8%)
---------------------------------------------------------------------------------------------
Financial services income                 80                     109              (26.6%)
---------------------------------------------------------------------------------------------
Business owned life insurance            142                      14                NM
---------------------------------------------------------------------------------------------
Non-bank subsidiary income               125                     124                0.8%
---------------------------------------------------------------------------------------------
Gains from sales of loans                425                     265               60.4%
---------------------------------------------------------------------------------------------
Gain from sale of non-bank
subsidiary                               350                       0                NM
---------------------------------------------------------------------------------------------
Other                                     57                      77              (26.0%)
                                       -----                   -----              -----
---------------------------------------------------------------------------------------------
Total                                  2,644                   1,968               34.3%
---------------------------------------------------------------------------------------------

Trust fees decreased $47,000, or 26.0%, in the first quarter of 2003 compared to the same quarter in 2002, primarily as a result of lower market values on various trust accounts for which fees are assessed.

Loan servicing fees increased $107,000, or 30.1%, to $462,000 in the first quarter of 2003, when compared to the same quarter in 2002. The increase in 2003 resulted from an increase in commercial loan servicing income.

Gains on sales of loans in the secondary market increased $160,000 to $425,000 in the first quarter of 2003, when compared to the same quarter in 2002, primarily as a result of increased gains from sales of mortgage and commercial loans. Declines in interest rates continue to stimulate mortgage production, including an increase in refinancing activity, although that trend is expected to decline in the near future.

Service charges on deposit accounts for the first quarter of 2003 showed an increase of $52,000, or 8.0%, over 2002 results, accounting for much of the improvement in fee income generated for other services to customers. Financial service income decreased $29,000, or 26.6%. Income from business owned life insurance ("BOLI") amounted to $142,000 for the first three months of 2003 compared to $14,000 a year earlier. A $13 million purchase of BOLI had been made in the second quarter of 2002. Revenues generated from the operation of Arborview LLC ("Arborview") (a subsidiary formed in 2002 to manage a community based residential facility) amounted to $125,000 for the first quarter compared to $124.000 a year earlier.

Non-Interest Expense

Non-interest expense increased $246,000, or 4.3%, for the three months ended March 31, 2003 compared to the same period in 2002. Salaries and employee benefits showed an increase of $367,000, or 11.0%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Full time equivalent staff increased to 296 persons from 290 a year earlier. A decrease in occupancy (amounting to $18,000 or 3.7%) and an increase in equipment expenses (amounting to $5,000 or 1.3%) occurred as a result of costs related to modernization of various facilities.

                                     TABLE 4
                               NONINTEREST EXPENSE
                                ($ in Thousands)

---------------------------------------------------------------------------------------------
                                  First quarter 2003     First quarter 2002    Percent change
---------------------------------------------------------------------------------------------
Personnel                               3,701                  3,334                11.0%
---------------------------------------------------------------------------------------------
Occupancy                                 469                    487                (3.7%)
---------------------------------------------------------------------------------------------
Equipment                                 393                    388                 1.3%
---------------------------------------------------------------------------------------------
Data processing/courier                   272                    255                 6.7%
---------------------------------------------------------------------------------------------
Supplies and printing                     103                    143               (28.0%)
---------------------------------------------------------------------------------------------
Business                                  117                     87                34.5%
development/advertising
---------------------------------------------------------------------------------------------
FDIC                                       29                     29                 0.0%
---------------------------------------------------------------------------------------------
Director fees                              94                     97                (3.1%)
---------------------------------------------------------------------------------------------
Amortization of mortgage                   90                     83                 8.4%
servicing rights
---------------------------------------------------------------------------------------------
Legal and professional                    101                     74                36.5%
---------------------------------------------------------------------------------------------
Operation of other real estate            103                    144               (28.5%)
owned
---------------------------------------------------------------------------------------------
Other                                     560                    665               (15.8%)
                                        -----                  -----               -----
---------------------------------------------------------------------------------------------
Total                                   6,032                  5,786                 4.3%
---------------------------------------------------------------------------------------------

Expenses related to the operation of other real estate owned decreased $41,000 to $103,000 for the quarter ended March 31, 2003 compared to the same period in 2002. Included in these expenses were net losses taken on the sale of other real estate owned amounting to $8,000 for the first quarter of 2003 compared to net losses taken on sale of $69,000 for the same period in 2002. In addition, costs related to the holding of other real estate owned properties increased $20,000 to $95,000 for the first quarter of 2003.

Other operating expenses decreased $84,000, or 7.1%. Legal expense and loan collection expense increased $27,000 for the three months ended March 31, 2003 primarily as a result of legal issues related to loan collection efforts of one commercial real estate loan in the process of foreclosure. Expenses related to the operation of Arborview amounted to $169,000 for the first quarter of 2003 compared to $172,000 a year earlier and are included in various expenses.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment as least annually. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 and SFAS No. 144 does not have a material impact on the Company's financial statements. There was no impairment for 2002 and impairment testing for 2003 will occur in the second quarter of 2003.

Other items (such as supplies, marketing, telephone, postage and director fees) comprising other operating expense show a decrease of $111,000 or 10.1% in the first quarter of 2003 when compared to the same quarter in 2002. Expenses related to the amortization of trust preferred expenses (such as legal and underwriting expenses) amounted to $9,000 for the quarter ended March 31, 2002 and 2003. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.53% for the three months ended March 31, 2003 compared to 1.83% for the same period in 2002.

Income Taxes

Income tax expense for the Company for the three months ended March 31, 2003 was $704,000, a decrease of $84,000, or 10.7%, compared to the same period in 2002. The increase in income tax provision for the period was due to increased taxable income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 27.8% for the three months ended March 31, 2003 compared with 29.6% for the same period in 2002. The effective tax rate of 27.8% consisted of a federal effective tax rate of 24.5% and Wisconsin State effective tax rate of 3.3%.

Balance Sheet Analysis

Loans

At March 31, 2003, total loans increased $16.4 million, or 2.5%, to $680.7 million from $664.3 million at December 31, 2002. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $377.8 million at March 31, 2003 compared to $351.4 million at December 31, 2002. In addition, commercial loans increased to $92.1 million at March 31, 2003, compared to $89.2 million at December 31, 2002. Real estate construction loans decreased to $64.1 million at March 31, 2003, compared to $75.7 million at December 31, 2002. Real estate mortgage loans decreased to $132.1 million at March 31, 2003, compared with $133.4 million at December 31, 2002. Consumer loans remained the same at $14.9 million at March 31, 2003 and December 31, 2002.

Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

                                     TABLE 5
                             LOAN PORTFOLIO ANALYSIS
                                ($ in Thousands)

----------------------------------------------------------------------------------
                                                         March 31,    December 31,
                                                           2003           2002
----------------------------------------------------------------------------------
Amount of loans by type (dollars in thousands)
----------------------------------------------------------------------------------
Real estate-mortgage
----------------------------------------------------------------------------------
  Commercial                                             $ 377,814    $    351,425
----------------------------------------------------------------------------------
  1-4 family residential
----------------------------------------------------------------------------------
      First liens                                           84,015          86,161
----------------------------------------------------------------------------------
      Junior liens                                          21,262          21,789
----------------------------------------------------------------------------------
      Home equity                                           26,873          25,415
----------------------------------------------------------------------------------
Commercial, financial and agricultural                      92,077          89,207
----------------------------------------------------------------------------------
Real estate-construction                                    64,065          75,688
----------------------------------------------------------------------------------
Installment
----------------------------------------------------------------------------------
  Credit cards and related plans                             2,104           2,057
----------------------------------------------------------------------------------
  Other                                                     12,828          12,859
----------------------------------------------------------------------------------
Less:  deferred origination fees, net of costs                 310             316
----------------------------------------------------------------------------------
      Total                                              $ 680,728    $    664,285
----------------------------------------------------------------------------------

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

Management reviews the adequacy of the Allowance for Loan Losses ("ALL") on a quarterly basis to determine whether the allowance is adequate to provide for probable losses inherent in the loan portfolio as of the balance sheet date. Valuation of the adequacy of the ALL is based primarily on management's periodic assessment and grading of the loan portfolio as described below. Additional factors considered by management include the consideration of past loan loss experience, trends in past due and non-performing loans, risk characteristics of the various classifications of loans, current economic conditions, the fair value of underlying collateral, and other regulatory or legal issues that could affect credit losses.

Loans are initially graded when originated. They are re-graded as they are renewed, when there is a loan to the same borrower, when identified facts demonstrate heightened risk of nonpayment, or if they become delinquent. The loan review, or grading process attempts to identify and measure problem and watch list loans. Problem loans are those loans with higher than average risk with workout and/or legal action probable within one year. These loans are reported at least quarterly to the directors' loan committee and reviewed at least monthly at the officers' loan committee for action to be taken. Watch list loans are those loans considered as having weakness detected in either character, capacity to repay or balance sheet concerns and prompt management to take corrective action at the earliest opportunity. Problem and watch list loans generally exhibit one or more of the following characteristics:

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

As the following table indicates, the ALL at March 31, 2003 was $12.2 million compared with $11.4 million at the end of 2002. Loans increased 2.5% from December 31, 2002 to March 31, 2003, while the allowance as a percent of total loans increased due to the loan loss provision being higher in comparison to loan growth for the first quarter of 2003. The March 31, 2003 ratio of ALL to outstanding loans was 1.79% compared with 1.72% at December 31, 2002 and the ALL as a percentage of nonperforming loans was 56.4% at March 31, 2003 compared to 51.7% at end of year 2002. Based on management's analysis of the loan portfolio risk at March 31, 2003, a provision expense of $893,000 was recorded for the three months ended March 31, 2003, an increase of $393,000 or 78.6% compared to the same period in 2002. Net loan charge-offs of $132,000 occurred in the first quarter of 2003, and the ratio of net charge-offs to average loans for the period ended March 31, 2003 was 0.08% compared to 0.11% at March 31, 2002. Real estate mortgage loan net charge-offs represented 63.6% of the total net charge-offs and consumer loans represented 31.8% of the net charge-offs for the first three months of 2003. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

                                     TABLE 6
               ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                                ($ in thousands)

---------------------------------------------------------------------------------------------------------
                               For the period ended       For the period ended       For the period ended
                                  March 31, 2003             March 31, 2002            December 31, 2002
---------------------------------------------------------------------------------------------------------
Allowance for Loan Losses
("ALL")
---------------------------------------------------------------------------------------------------------
Balance at beginning of              $ 11,410                   $  7,992                    $ 7,992
period
---------------------------------------------------------------------------------------------------------
Provision for loan losses                 893                        500                      5,700
---------------------------------------------------------------------------------------------------------
Charge-offs                               209                        246                      3,055
---------------------------------------------------------------------------------------------------------
Recoveries                                 77                         79                        773
                                     --------                   --------                    -------
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Balance at end of period               12,171                      8,325                     11,410
---------------------------------------------------------------------------------------------------------
Net charge-offs ("NCOs")                  132                        167                      2,282
---------------------------------------------------------------------------------------------------------
Nonperforming Assets:
---------------------------------------------------------------------------------------------------------
Nonaccrual loans                     $ 12,629                   $ 16,008                    $12,244
---------------------------------------------------------------------------------------------------------
Accruing loans past due 90                  0                        599                          0
days or more
---------------------------------------------------------------------------------------------------------
Restructured loans                      8,971                      4,710                      9,844
                                     --------                   --------                    -------
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total nonperforming loans            $ 21,600                   $ 21,317                    $22,088
("NPLs")
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Other real estate owned                   626                      3,385                      2,890
                                     --------                   --------                    -------
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Total nonperforming assets           $ 22,226                   $ 24,702                    $24,978
("NPAs")
---------------------------------------------------------------------------------------------------------
Ratios:
---------------------------------------------------------------------------------------------------------
ALL to NCO's (annualized)               23.05                      12.46                       5.00
---------------------------------------------------------------------------------------------------------
NCO's to average loans                   0.08%                      0.11%                      0.36%
(annualized)
---------------------------------------------------------------------------------------------------------
ALL to total loans                       1.79%                      1.34%                      1.72%
---------------------------------------------------------------------------------------------------------
NPL's to total loans                     3.17%                      3.44%                      3.33%
---------------------------------------------------------------------------------------------------------
NPA's to total assets                    2.45%                      2.90%                      2.76%
---------------------------------------------------------------------------------------------------------
ALL to NPL's                            56.35%                     39.05%                     51.66%
---------------------------------------------------------------------------------------------------------

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

The following table shows the amount of the ALL allocated for the time periods indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them, will have a proportionally larger amount of the allowance allocated to them than do loans which have less risk.

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

                                     TABLE 7
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

----------------------------------------------------------------------------------------------------------
                           March 31,              March 31, 200  2                Dec 31,
                             2003                                                  2002
----------------------------------------------------------------------------------------------------------
                                      Percent of                  Percent of                   Percent of
                                       loans to                    loans to                     loans to
                           Amount     total loans     Amount      total loans     Amount       total loans
                           ------                     ------                      ------
----------------------------------------------------------------------------------------------------------
Commercial, financial
& agricultural            $   3,800      13.53%      $   1,150       13.71%     $    3,679       13.43%
----------------------------------------------------------------------------------------------------------
Commercial real estate        5,150      55.45%          4,600       48.63%          4,639       52.85%
----------------------------------------------------------------------------------------------------------
Real Estate:
----------------------------------------------------------------------------------------------------------
     Construction               780       9.41%            546       12.15%            814       11.39%
----------------------------------------------------------------------------------------------------------
      Residential             1,420      15.47%          1,090       19.25%          1,467       16.25%
----------------------------------------------------------------------------------------------------------
Home equity lines               225       3.95%            165        3.66%            228        3.83%
----------------------------------------------------------------------------------------------------------
Consumer                        150       1.88%            190        2.26%            139        1.94%
----------------------------------------------------------------------------------------------------------
Credit card                      68       0.31%             83        0.34%             83        0.31%
----------------------------------------------------------------------------------------------------------
Loan commitments                278                        141                         154
----------------------------------------------------------------------------------------------------------
Not specifically
allocated                       300                        360                         207
                          ---------                  ---------                   ---------
----------------------------------------------------------------------------------------------------------
Total allowance           $  12,171     100.00%      $   8,325      100.00%      $  11,410      100.00%
----------------------------------------------------------------------------------------------------------
Allowance for credit
loss as a percentage
of total loans                 1.79%                      1.34%                       1.72%
----------------------------------------------------------------------------------------------------------
Period end loans          $ 680,728                  $ 620,157                   $ 664,285
----------------------------------------------------------------------------------------------------------

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at March 31, 2003. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collectibility.

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

Non-performing assets at March 31, 2003 were $22.2 million compared to $25.0 million at December 31, 2002. Other real estate owned totaled $626,000 and consisted of four residential and four commercial properties. Other real estate owned at December 31, 2002 totaled $2.9 million, including an investment in Arborview, an operating subsidiary of the Company, totaling $2.0 million. This subsidiary was sold in February 2003, resulting in a gain on sale of approximately $350,000. Non-accrual loans represented $12.6 million of the total of non-performing assets at March 31, 2003. Real estate non-accrual loans accounted for $10.9 million of the total, of which $2.6 million was residential real estate and $8.1 million was commercial real estate, while commercial and industrial non-accruals accounted for $1.6 million. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans. Troubled debt restructured loans represent $8.9 million of non-performing loans at March 31, 2003 and $9.8 million at December 31, 2002. Approximately $6.8 million of troubled debt restructured loans at March 31 consists of two commercial real estate credits which were granted various payment concessions and had experienced past cash flow problems. These credits were current at March 31, 2003. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default, with the exception that $2.0 million in loan loss provision has been allocated to a commercial credit totaling $4.0 million (included in credits totaling $6.8 million). Management is monitoring this loan credit on a monthly basis and working with the borrower to minimize any additional loss exposure. As a result, the ratio of non-performing loans to total loans at March 31, 2003 was 3.2% compared to 3.4% at end of year 2002. The Company's ALL was 56.4% of total non-performing loans at March 31, 2003 compared to 51.7% at end of year 2002.

Potential problem loans at March 31, 2003 amounted to $3.7 million compared to a total of $5.2 million at December 31, 2002. $2.2 million of the problem loans stem from one commercial credit experiencing cash flow concerns. Various commercial loans totaling $1.5 million make up the balance of the total potential problem loans. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Except as noted above, management does not presently expect significant losses from credits in the potential problem loan category.

Investment Portfolio

At March 31, 2003, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $1.2 million, or 0.8%, to $152.6 million from $151.4 million at December 31, 2002. At March 31, 2003, the investment portfolio represented 16.8% of total assets compared with 16.7% at December 31, 2002.

Securities held to maturity and securities available for sale consist of the following:

                                     TABLE 8
                          INVESTMENT SECURITY ANALYSIS
                                At March 31, 2003
                                ($ in Thousands)

---------------------------------------------------------------------------------------------------------------
                                                     Gross Unrealized     Gross Unrealized    Estimated Market
                                   Amortized Cost         Gains                Losses               Value
                                   --------------         -----                ------               -----
---------------------------------------------------------------------------------------------------------------
Securities held to maturity
---------------------------------------------------------------------------------------------------------------
Obligations of states &
political subdivisions               $  16,257          $      389             $    0              $  16,646
                                     ---------          ----------             ------              ---------
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Securities available for sale
---------------------------------------------------------------------------------------------------------------
Obligations of U.S. Treasury &          36,336               2,139                  0                 38,475
other U.S. Agencies

---------------------------------------------------------------------------------------------------------------
Mortgage-backed securities              54,816                 496                169                 55,143
---------------------------------------------------------------------------------------------------------------
Obligations of states &                 35,435               2,224                  0                 37,659
political subdivisions
---------------------------------------------------------------------------------------------------------------
Other securities                         5,056                  21                                     5,077
                                     ---------          ----------                                 ---------
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Total securities available for
sale                                 $ 131,643          $    4,880             $  169              $ 136,354
---------------------------------------------------------------------------------------------------------------

                              At December 31, 2002
                                ($ in Thousands)

---------------------------------------------------------------------------------------------------------------
                                                     Gross Unrealized     Gross Unrealized    Estimated Market
                                   Amortized Cost         Gains                Losses               Value
                                   --------------         -----                ------               -----
---------------------------------------------------------------------------------------------------------------
Securities held to maturity
---------------------------------------------------------------------------------------------------------------
Obligations of states &              $  18,227          $      297             $    0              $  18,524
political subdivisions
                                     ---------          ----------             ------              ---------
---------------------------------------------------------------------------------------------------------------
Securities available for sale
---------------------------------------------------------------------------------------------------------------
Obligations of U.S. Treasury &       $  38,379          $    2,214             $    0              $  40,593
other U.S. Agencies
---------------------------------------------------------------------------------------------------------------
Mortgage-backed securities              49,968                 941                 58                 50,851
---------------------------------------------------------------------------------------------------------------
Obligations of states &                 35,840               1,817                  3                 37,654
political subdivisions
---------------------------------------------------------------------------------------------------------------
Other securities                         4,019                  22                                     4,041
                                     ---------          ----------                                 ---------
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Total securities available for
sale                                 $ 128,206          $    4,994             $   61              $ 133,139
---------------------------------------------------------------------------------------------------------------

At March 31, 2003, the contractual maturities of securities held to maturity and securities available for sale are as follows:

                                     TABLE 9
                          INVESTMENT PORTFOLIO MATURITY
                                ($ in Thousands)

---------------------------------------------------------------------------------------------
                              Securities held to Maturity      Securities Available for Sale
                              ---------------------------      -----------------------------
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                             Amortized Cost    Market Value    Amortized Cost    Market Value
                             --------------    ------------    --------------    ------------
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Within 1 year                   $  2,278         $  2,299         $ 28,479         $ 28,740
---------------------------------------------------------------------------------------------
After 1 but within 5 years         6,488            6,794           68,117           70,380
---------------------------------------------------------------------------------------------
After 5 but within 10 years        2,295            2,357           20,643           22,232
---------------------------------------------------------------------------------------------
After 10 years                     5,196            5,196           12,968           13,566
---------------------------------------------------------------------------------------------
Equity securities                      0                0            1,436            1,436
                                --------         --------         --------         --------
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Total                           $ 16,257         $ 16,646         $131,643         $136,354
---------------------------------------------------------------------------------------------

Deposits

Total deposits at March 31, 2003 increased $2.3 million, or 0.3%, to $742.6 million from $740.3 million at December 31, 2002. Non-interest bearing deposits at March 31, 2003 decreased $12.6 million, or 14.0%, to $77.3 million from $89.8 million at December 31, 2002. Interest-bearing deposits at March 31, 2003 increased $14.9 million, or 2.3%, to $665.4 million from $650.5 million at December 31, 2002. Interest-bearing transaction accounts (NOW deposits) decreased $2.2 million, primarily in public fund deposits. Savings deposits increased $470,000, or 0.2%, to $195.7 million at March 31, 2003, when compared to $195.2 million at December 31, 2002. Time deposits (including time, $100,000 and over and other time) increased $16.6 million (includes increase of $13.1 million in time deposits over $100,000), or 4.3%, to $407.6 million at March 31, 2003, when compared to $391.0 million at December 31, 2002. Brokered CD's totaled $98.9 million at March 31, 2003 compared to $87.1 million at December 31, 2002. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's expansion into new markets in recent years, this effect has been reduced as additional branch facilities in less seasonal locations have provided deposit growth and seasonal stability.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2003 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2003 as an additional source of funds to provide for loan growth.

Short Term Borrowings and Other Borrowings

Short-term borrowings at March 31, 2003 consist of federal funds purchased and securities under agreements to repurchase. Total short-term borrowings at March 31, 2003 decreased $1.0 million to $9.1 million from $10.1 million at December 31, 2002. Customer repurchase agreements totaled $1.1 million at

March 31, 2003 compared to $1.8 million at December 31, 2002. Federal funds purchased decreased from $8.3 million at December 31, 2002 to $8.0 million at March 31, 2003 accounting for the balance of the decrease in the balance of short-term borrowings. These have decreased as a result of obtaining other funding sources during the quarter including brokered time deposits.

Other borrowings consist of term loans with FHLB. These borrowings totaled $65 million at March 31, 2003 and December 31, 2002.

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

Long Term Debt

Long-term debt of $53,000 at March 31, 2003 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust subsidiary of the Company. The aggregate principal amount of the debentures due 2031, to the trust subsidiary is $16,597,940. For additional details, please make reference to the Consolidated Financial Statements and the accompanying footnotes on the Company's Form 10-K for the year 2002.

Liquidity

Liquidity management refers to the ability of the Company to ensure that cash is available to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $1.0 million for the first quarter of 2003 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $1.9 million in the first quarter of 2003.

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

Maturing investments have been a primary source of liquidity at the Bank. For the quarter ended March 31, 2003, principal payments totaling $25.0 million were received on investments. These proceeds in addition to other Company cash were used to purchase $26.8 million in investments for the quarter. At March 31, 2003, the carrying or book value of investment securities maturing within one year amounted to $28.7 million or 18.8% of the total investment securities portfolio. This compares to a 33.2% level for investment securities with one year or less maturities as of December 31, 2002. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first quarter of 2003 totaled $25.0 million. At March 31, 2003, the investment portfolio contained $93.6 million of U.S. Treasury and federal agency backed securities representing 61.3% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at March 31, 2003 amounting to $2.5 million.

Deposit growth is typically another source of liquidity for the Bank. As a financing activity reflected in the March 31, 2003 Consolidated Statements of Cash Flows, deposits increased and resulted in $2.3 million of cash inflow during the first quarter of 2003. The Company's overall deposit base increased 0.3% for the quarter ended March 31, 2003. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $229.1 million, or 33.7%, of loans maturing within one year.

Within the classification of short-term borrowings and other borrowings at March 31, 2003, federal funds purchased and securities sold under agreements to repurchase totaled $9.1 million compared to $10.1 million at the end of 2002. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total $65.0 million at March 31, 2003 and December 31, 2002.

The Bank's liquidity resources were sufficient in the first quarter of 2003 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in 2003, management expects deposit growth, including brokered CD's, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

                                    TABLE 10
                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                              AS OF March 31, 2003

                                        Within        Four to       Seven to        One Year     Over
                                         Three         Six           Twelve         To Five      Five
                                        Months        Months         Months          Years       Years       Total
                                        ------        ------         ------          -----       -----       -----
(In thousands)

Earning assets:
  Investment securities                $  19 442    $  12 582    $       5 894    $  76 867    $ 44 725    $159 510
  Federal funds sold                          12                                                                 12
  Loans and leases
     Variable rate                       359 466        9 674            9 891       13 761           0     392 792
     Fixed rate                           35 437       32 185           64 805      141 883       1 953     276 263
                                       ---------    ---------    -------------    ---------    --------     -------
  Total loans and leases               $ 394 903    $  41 859    $      74 696    $ 155 644    $  1 953    $276 263
                                       ---------    ---------    -------------    ---------    --------    --------
Total earning assets                   $ 414 357    $  54 441    $      80 590    $ 232 511    $ 46 678    $828 577
                                       =========    =========    =============    =========    ========    ========
Interest bearing liabilities:
  NOW Accounts                         $   15515         $  0    $           0    $  46 543    $      0    $ 62 058
  Savings Deposits                       152 104            0                0       43 598           0     195 702
  Time Deposits                           80 341      111 146          104 998      111 101          15     407 601
  Borrowed Funds                          39 061       10 000               53       25 000           0      74 114
  Trust Preferred Stock                        0            0                0            0      16 100      16 100
                                       =========    =========    =============    =========    ========    ========
Total interest bearing                 $ 287 021    $ 121 146    $     105 051    $ 226 242    $ 16 115    $755 575
                                       =========    =========    =============    =========    ========    ========
  Liabilities

Interest sensitivity gap (within       $ 127 336    $ (66 705)   $     (24 461)   $   6 269    $ 30 563    $ 73 002
periods)
Cumulative interest sensitivity gap    $ 127 336    $  60 631    $      36 170    $  42 439    $ 73 002

Ratio of cumulative interest
  Sensitivity gap to rate
  Sensitive assets                         15.37%        7.32%            4.37%        5.12%       8.81%
Ratio of rate sensitive assets
  To rate sensitive
  Liabilities                             144.36%       44.94%           76.72%      102.77%     289.66%
Cumulative ratio of rate
  Sensitive assets to rate
  Sensitive liabilities                   144.36%      114.85%          107.05%      105.74%     109.66%

In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations indicated that net interest income would increase by approximately 4.6% if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 5.8% if rates fell by a 100 basis point shock under these scenarios for the period ended March 31, 2004. This result was within the policy limits established by the Company.

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

Capital Resources

Shareholders' equity at March 31, 2003 increased $1.0 million or 1.6% to $66.4 million, compared with $65.4 million at end of year 2002. This increase includes a change of $153,000 to capital in 2003 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $1.2 million or 1.8% for the period between March 31, 2003 and December 31, 2002.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 24% of Company's Common Stock participate in the plan.

In 2001, the Company completed a Trust Preferred Security offering in the amount of $16.1 million to enhance regulatory capital and to add liquidity. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of the Trust Preferred Securities qualify as Tier 2 Capital. As of March 31, 2003, $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

Cash dividends paid for the first quarter of 2003 were $0.13 per share compared with $0.12 in the first quarter of 2002. The Company provided an 8.3% increase in normal dividends per share in 2003 over 2002 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the open market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first quarter of 2003.

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

At March 31, 2003 and December 31, 2002, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of March 31, 2003 and December 31, 2002:

                                    TABLE 11
                                 CAPITAL RATIOS
                                ($ in Thousands)

-------------------------------------------------------------------------------------
                                                                       To Be Well
                                                                    Capitalized under
                                             For Capital Adequacy   Prompt Corrective
                                Actual             Purposes         Action Provisions
-------------------------------------------------------------------------------------
                                              ($ in Thousands)
-------------------------------------------------------------------------------------
                            Amount  Ratio   Amount     Ratio        Amount    Ratio
-----------------------------------------------------------------------------------
As of March 31, 2003
-----------------------------------------------------------------------------------
  Total Capital (to
  Risk Weighted Assets)
-----------------------------------------------------------------------------------
   Company                  84,090  10.89%  61,770     8.00%        77,212    10.00%
-----------------------------------------------------------------------------------
   Bank                     80,817  10.46%  61,782     8.00%        77,227    10.00%
-----------------------------------------------------------------------------------
  Tier 1 Capital (to
  Risk Weighted Assets)
-----------------------------------------------------------------------------------
   Company                  74,407   9.64%  30,885     4.00%        46,327     6.00%
-----------------------------------------------------------------------------------
   Bank                     71,132   9.21%  30,891     4.00%        46,336     6.00%
-----------------------------------------------------------------------------------
  Tier 1 Capital  (to
-----------------------------------------------------------------------------------

------------------------------------------------------------------------------------
  Average Assets)
------------------------------------------------------------------------------------
   Company                  74,407   8.33%  35,746     4.00%         N/A       N/A
------------------------------------------------------------------------------------
   Bank                     71,132   7.96%  35,746     4.00%        44,682     5.00%
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
As of December 31, 2002
-----------------------------------------------------------------------------------
  Total Capital (to
  Risk Weighted Assets)
-----------------------------------------------------------------------------------
   Company                  82,643  10.99%  60,146     8.00%        75,183    10.00%
-----------------------------------------------------------------------------------
   Bank                     79,436  10.59%  60,031     8.00%        75,039    10.00%
-----------------------------------------------------------------------------------
  Tier 1 Capital(to
  Risk Weighted Assets)
-----------------------------------------------------------------------------------
   Company                  73,220   9.74%  30,073     4.00%        45,110     6.00%
-----------------------------------------------------------------------------------
   Bank                     70,031   9.33%  30,016     4.00%        45,023     6.00%
-----------------------------------------------------------------------------------
  Tier 1 Capital  (to
  Average Assets)
-----------------------------------------------------------------------------------
   Company                  73,220   8.24%  35,564     4.00%         N/A       N/A
-----------------------------------------------------------------------------------
   Bank                     70,031   7.96%  35,564     4.00%        44,455     5.00%
-----------------------------------------------------------------------------------

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

As of March 31, 2003, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2002, as described in the Company's 2002 Form 10-K Annual Report.

Item 4.  Controls and Procedures

(a). Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13 (a) - 14 (c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 6.  Exhibits and Reports on Form 8-K

(a). The following exhibits are furnished herewith:

EXHIBIT NUMBER                                         DESCRIPTION
--------------                                         -----------
11              Statement re: computation of per share earnings

15              Letter re: unaudited interim financial information

99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

99.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

(b). Report on Form 8-K:

Reports on Form 8-K during the quarter ended March 31, 2003. First quarter earnings release-Regulation FD Disclosures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BAYLAKE CORP.

Date: May 13, 2003                   /s/ Thomas L. Herlache
                                    --------------------------------------
                                         Thomas L. Herlache
                                          President (CEO)

Date: May 13, 2003                   /s/ Steven D. Jennerjohn
                                    ---------------------------------------
                                         Steven D.Jennerjohn
                                           Treasurer (CFO)

                       CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven D. Jennerjohn, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Baylake Corp (the "Registrant").;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

                            /s/ Steven D. Jennerjohn
                            ------------------------
                              Steven D. Jennerjohn
                Senior Vice President and Chief Financial Officer

                       CERTIFICATION PURSUANT TO 18 U.S.C.
                      SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas L. Herlache, certify that:

         1. I have reviewed this quarterly report on Form 10-K of Baylake Corp (the "Registrant").;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 an 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

                             /s/ Thomas L. Herlache
                             ----------------------
                               Thomas L. Herlache
                                President and CEO

                                  EXHIBIT INDEX

EXHIBIT NO.                                           DESCRIPTION
-----------                                           -----------
11              Statement re: computation of per share earnings

15              Letter re: unaudited interim financial information

99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

99.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002