Form 10-Q
period 2003-06-30
BAYLAKE CORP
filed 2003-08-19
CIK 275119

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                JUNE 30, 2003
                              ------------------------------------------------


                                       OR


            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ------------------           --------------------

Commission file number                         0-8679
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


                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of August 10, 2003: 7,542,176 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX



PART 1 -- FINANCIAL INFORMATION                                                                         PAGE NUMBER


         Item 1.   Financial Statements

         Consolidated Condensed Balance Sheet as of June 30, 2003                                          3 - 4
            and December  31, 2002

         Consolidated Condensed Statement of Income for the three                                          5 - 6
             and six months ended June 30, 2003 and 2002

         Consolidated Statement of Comprehensive Income for the three                                        7
            and six months ended June 30, 2003 and 2002

         Consolidated Statement of Cash Flows for the six months ended                                     8 - 9
            June 30, 2003 and 2002

         Notes to Consolidated Condensed Financial Statements                                             10 - 11

         Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                         12 - 33

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                34

         Item 4.  Controls and Procedures                                                                   35

PART II -- OTHER INFORMATION                                                                                                 35

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matter to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K


         Signatures                                                                                         36

EXHIBIT INDEX                                                                                             35 - 36

                Exhibit 11  Statement re:  computation of per share earnings                                41
                Exhibit 15  Letter re:  unaudited interim financial information                             42
                Exhibit 31.1 Certification pursuant to Section 302                                          37
                Exhibit 31.2 Certification pursuant to Section 302                                          38
                Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350                               39
                Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350                               40

                         PART 1 -- FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                             (dollars in thousands)

                                                            JUNE 30   DECEMBER 31,
                             ASSETS                           2003        2002
                                                              ----        ----

Cash and due from banks                                     $ 21,204    $ 33,300
Federal funds sold                                                 9           0
                                                            --------    --------
Cash and cash equivalents                                     21,213      33,300
Investment securities available for sale (at market)         137,428     133,139
Investment securities held to maturity (market                17,345      18,227
  value $17,781 and $18,524, at June 30, 2003 and
  December 31, 2002, respectively)
Loans held for sale                                            1,538       1,602
Loans                                                        678,036     664,285
     Less:  Allowance for loan losses                         12,885      11,410
                                                            --------    --------
Loan, net of allowance for loan losses                       665,151     652,875
Bank premises and equipment                                   21,466      23,446
Federal Home Loan Bank stock  (at cost)                        7,009       6,713
Accrued interest receivable                                    4,546       4,580
Income taxes receivable                                          559         340
Deferred income taxes                                          2,401       2,878
Goodwill                                                       4,969       4,969
Other Assets                                                  26,376      22,587
                                                            --------    --------
     Total Assets                                           $910,001    $904,656
                                                            ========    ========


                            LIABILITIES

Domestic deposits
     Non-interest bearing                                   $ 88,703    $ 89,848
     Interest bearing
          NOW                                                 74,202      64,281
          Savings                                            194,843     195,232
          Time,  $100,000 and over                           176,795     176,605
          Other time                                         213,376     214,358
                                                            --------    --------
              Total interest bearing                         659,216     650,476
                                                            --------    --------

              Total deposits                                 747,919     740,324

Short-term borrowings
     Federal funds purchased, repurchase                       5,932      10,056
        agreements and Federal Home Loan Bank
        advances
Accrued expenses and other liabilities                         6,496       6,698
Dividends payable                                                  0         972
Other borrowings                                              65,000      65,000
Long-term debt                                                    53         106
Guaranteed preferred beneficial interest in the               16,100      16,100
    company's junior subordinated debt                      --------    --------

              Total  liabilities                             841,500     839,256
                                                            --------    --------

                         SHAREHOLDERS' EQUITY
Common stock, $5 par value: authorized                        37,802      37,532
10,000,000 shares issued 7,560,335 shares as of June
30, 2003 and 7,506,435 as of December 31, 2002;
outstanding 7,537,176 as of June 30, 2003 and
7,483,276 as of December 31, 2002
Additional paid-in capital                                     7,629       7,373
Retained earnings                                             19,643      17,903
Treasury Stock                                                  (625)       (625)
Net unrealized gain on securities available
  for sale, net of tax of $2,161 as of June 30,
  2003 and $1,716 as of December 31, 2002                      4,052       3,217
                                                            --------    --------
Total shareholders' equity                                    68,501      65,400
                                                            ---------   --------
              Total liabilities and shareholders' equity    $910,001    $904,656
                                                            ========    ========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30             JUNE 30
                                                   2003      2002      2003      2002
                                                   ----      ----      ----      ----


Interest income
    Interest and fees on loans                    $10,194   $10,887   $20,390   $21,321
    Interest on investment securities
        Taxable                                     1,053     1,609     2,104     3,191
        Exempt from federal income taxes              608       666     1,253     1,354
   Other interest income                                9         4        15        16
                                                  -------   -------   -------   -------
            Total interest income                  11,864    13,166    23,762    25,882

Interest expense
    Interest on deposits                            3,977     4,212     8,073     8,595
    Interest on short-term borrowings                  26       180        50       306
    Interest on other borrowings                      553       726     1,108     1,542
    Interest on long-term debt                          1         2         2         3
    Interest on guaranteed preferred beneficial
     interest in the company's junior
     subordinated debt                                411       412       822       823
                                                  -------   -------   -------   -------

             Total interest expense                 4,968     5,532    10,055    11,269
                                                  -------   -------   -------   -------

 Net interest income                                6,896     7,634    13,707    14,613
 Provision for loan losses                          1,032       546     1,925     1,046
                                                  -------   -------   -------   -------

    Net interest income after provision for
    loan losses                                     5,864     7,088    11,782    13,567
                                                  -------   -------   -------   -------

Other income
   Fees from fiduciary activities                     159       143       293       324
   Fees from loan servicing                           600       219     1,062       492
   Fees for other services to customers             1,025       907     2,099     1,983
   Gains from sales of loans                          618       179     1,043       444
   Gains from sale of subsidiary                        0         0       350         0
   Other income                                       342       685       541       776
                                                  -------   -------   -------   -------

             Total other income                     2,744     2,133     5,388     4,019
                                                  -------   -------   -------   -------

Other expenses
    Salaries and employee benefits                  3,645     3,563     7,346     6,805
    Occupancy expense                                 478       572       947     1,015
    Equipment expense                                 423       399       816       785
    Data processing and courier                       266       252       538       507
    Operation of other real estate                     34        66       137       210
    Other operating expenses                        1,233     1,221     2,327     2,455
                                                  -------   -------   -------   -------

             Total other expenses                   6,079     6,073    12,111    11,777
                                                  -------   -------   -------   -------

             Income before income taxes             2,529     3,148     5,059     5,809

Income tax expense                                    662       958     1,366     1,746
                                                  -------   -------   -------   -------

Net Income                                        $ 1,867   $ 2,190   $ 3,693   $ 4,063
                                                  =======   =======   =======   =======

Basic earnings per common share (1)               $  0.25   $  0.29   $  0.49   $  0.54
Diluted earnings per common share (1)             $  0.24   $  0.28   $  0.48   $  0.53
Cash dividends per share                          $  0.13   $  0.12   $  0.26   $  0.24

(1) Based on 7,506,591 average shares outstanding in 2003 and 7,471,576 in 2002.

                         BAYLAKE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                             (dollars in thousands)




                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,          JUNE 30,
                                              2003     2002     2003     2002
                                              ----     ----     ----     ----

Net Income                                   $1,867   $2,190   $3,693   $4,063
                                             ------   ------   ------   ------

Other comprehensive income, net of tax:


Unrealized losses on securities:
   Unrealized losses arising during period      988    1,420      835    1,283
                                             ------   ------   ------   ------

Comprehensive income                         $2,855   $3,610   $4,528   $5,346
                                             ======   ======   ======   ======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
                             (dollars in thousands)



                                                                 SIX MONTHS ENDED JUNE
                                                                          30
                                                                    2003        2002
                                                                    ----        ----
Cash flows from operating activities: Interest received from:
       Loans                                                      $ 20,137    $ 21,131
       Investments                                                   4,040       4,555
Fees and service charges                                             4,473       3,686
Interest paid to depositors                                         (8,164)     (9,180)
Interest paid to others                                             (1,998)     (2,776)
Cash paid to suppliers and employees                               (14,441)    (11,011)
Income taxes paid                                                   (1,569)       (477)
                                                                  --------    --------
       Net cash provided by operating activities                     2,478       5,928


Cash flows from investing activities:
    Principal payments received on investments                      42,188      42,112
    Purchase of investments                                        (45,002)    (30,798)
    Purchase of insurance contracts                                      0     (13,000)
    Proceeds from sale of other real estate owned                    1,304       1,305
    Proceeds from sale of subsidiary's assets                        1,884           0
    Loans made to customers in excess of principal collected       (15,181)    (24,828)
    Capital expenditures                                              (775)     (3,582)
                                                                  --------    --------
         Net cash used in investing activities                     (15,582)    (28,791)

Cash flows from financing activities:
     Net decrease in demand deposits, NOW accounts, and savings      8,386     (11,376)
           Accounts
     Net increase (decrease) in short term borrowing                (4,124)     17,187
     Net increase in time deposits                                    (792)     30,293
     Proceeds from other borrowings and long-term debt                   0     (15,000)
     Payments on other borrowings and long term debt
                                                                       (53)        (53)
     Proceeds from issuance of common stock                            525           0
     Dividends paid                                                 (2,925)     (2,690)
                                                                  --------    --------
          Net cash provided by  financing activities                 1,017      18,361
                                                                  --------    --------

Net decrease in cash and cash equivalents                          (12,087)     (4,502)

Cash and cash equivalents, beginning                                33,300      24,033
                                                                  --------    --------

Cash and cash equivalents, ending                                 $ 21,213    $ 19,531
                                                                  ========    ========

                                                                        JUNE 30
                                                                    2003        2002
                                                                    ----        ----
Reconciliation of net income to net cash provided by operating activities:

Net income                                                        $  3,693    $  4,063

Adjustments to reconcile net income to net cash provided by
     operating Activities:
        Depreciation                                                   871         811
        Provision for losses on loans and real estate owned          1,925       1,046
        Amortization of premium on investments                         474         103
        Accretion of discount on investments                           (85)        (69)
        Cash surrender value increase                                 (336)        (42)
        (Gain) Loss from disposal of ORE                               (25)         67
        Gain on sale of loans                                       (1,043)       (444)
        Proceeds from sale of loans held for sale                   82,185      33,821
        Originations of loans held for sale                        (81,142)    (33,377)
        Gain on sale of subsidiary                                    (350)          0
        Equity in income of service center                            (135)       (138)
        Amortization of mortgage servicing rights                      185         176
        Mortgage servicing rights booked                              (259)        (91)
        Deferred compensation                                          210         128
        Changes in assets and liabilities:
            Interest receivable                                         35         (19)
            Prepaids and other assets                               (3,119)       (620)
            Unearned income                                             (8)         11
            Interest payable                                          (106)       (688)
            Taxes payable                                             (203)      1,268
            Other liabilities                                         (289)         29
                                                                  --------    --------

Total adjustments                                                   (1,215)      1,865
                                                                  --------    --------

Net cash provided by operating activities                         $  2,478    $  5,928
                                                                  ========    ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2002 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of June 30, 2003 and December 31, 2002. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year.


2. The book value of investment securities, by type, held by Baylake Corp. are as follows:



                                                   JUNE 30,  DECEMBER 31,
                                                     2003       2002
                                                     ----       ----
                                                 (dollars in thousands)
Investment securities held to maturity:

Obligations of state and political subdivisions    $ 17,345   $ 18,227
                                                   --------   --------

Investment securities held to maturity             $ 17,345   $ 18,227
                                                   ========   ========

Investment securities available for sale:

U.S. Treasury and other U.S. government agencies   $ 38,882   $ 40,593
Obligations of states and political subdivisions     36,845     37,654
Mortgage-backed securities                           53,311     50,851
Other                                                 8,390      4,041
                                                   --------   --------

Investment securities available for sale           $137,428   $133,139
                                                   ========   ========



3.       At June 30, 2003 and December 31, 2002, loans were as follows:


                                                      JUNE 30     DECEMBER 31,
                                                        2003         2002
                                                        ----         ----
                                                      (dollars in thousands)

Commercial, financial and agricultural                $  90,495    $  89,207
Real estate-commercial                                  375,096      351,425
Real estate -- construction                              66,045       75,688
Real estate -- mortgage                                 131,650      133,365
Installment                                              15,058       14,916
Less:  Deferred loan origination fees, net of costs        (308)        (316)
                                                      ---------    ---------
                                                      $ 680,728    $ 664,285
Less allowance for loan losses                          (12,885)     (11,410)
                                                      ---------    ---------

Net loans                                             $ 665,151    $ 652,875
                                                      =========    =========

4. Baylake Corp. declared a cash dividend of $0.13 per share payable on June 16, 2003 to shareholders of record as of June 2, 2003.

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



                                             Three and Six months ended June 30
                                   Three months ended June 30,  Six months ended June 30,
                                         (In thousands, except per share amounts)
                                        2003         2002         2003         2002
                                        ----         ----         ----         ----
Net income, as reported               $   1,867    $   2,190    $   3,693    $   4,063
Less:  Total stock-based employee
compensation cost determined under
the fair value based method, net of
income taxes                               (114)        (133)        (158)        (188)
                                      ---------    ---------    ---------    ---------
Pro forma net income                      1,753        2,057        3,535        3,875
Earnings per share:
  Basic -- as reported                $    0.25    $    0.29    $    0.49    $    0.54
  Basic -- pro forma                  $    0.23    $    0.27    $    0.47    $    0.52
  Diluted -- as reported              $    0.24    $    0.28    $    0.48    $    0.53
  Diluted -- pro forma                $    0.23    $    0.27    $    0.47    $    0.52

                         PART 1 - FINANCIAL INFORMATION



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and six months ended June 30, 2003 and 2002 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at June 30, 2003, since that amount, if any, is not estimable.


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

Results of Operations

For the three months ended June 30, 2003, earnings decreased $323,000, or 14.7%, to $1.9 million from $2.2 million for the second quarter last year. Basic operating earnings per share of $0.25 was reported for the quarter ended June 30, 2003 compared to $0.29 for the same period last year, a decrease of 13.8%. On a fully diluted basis, the Company recorded $0.24 per share for the second quarter in 2003 and $0.28 for the same period in 2002.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                        Three months     Three months     Six months ended  Six months ended
                        ended June 30,   ended June 30,    June 30, 2003      June 30, 2002
                            2003              2002
Net income, as              1,867             2,190             3,693             4,063
reported
EPS-basic, as reported       0.25              0.29              0.49              0.54
EPS-diluted, as              0.24              0.28              0.48              0.53
reported
Return on average            0.83%             1.02%             0.83%             0.96%
assets, as reported
Return on average           11.14%            14.38%            11.18%            13.52%
equity, as reported
Efficiency ratio, as        61.08%            60.07%            61.35%            60.93%
reported (1)


         (1) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net


The annualized return on average assets and return on average equity for the three months ended June 30, 2003 were 0.83% and 11.14%, respectively, compared to 1.02% and 14.38%, respectively, for the same period a year ago.

The decrease in net income for the period is primarily due to decreased net interest income, an increase in provision for loan loss and an increase in other expenses offset to a lesser extent by an increase in other income and a reduction in income tax expense.

Cash dividends declared in the second quarter of 2003 increased 8.3% to $0.13 per share compared with $0.12 for the same period in 2002.

For the six months ended June 30, 2003, net income decreased $370,000 or 9.1% to
3.7 million from $4.1 million for the same period a year earlier. The change in net income for the six months ended June 30, 2003 is due to the same reasons as listed previously. Basic operating earnings per share decreased to $0.49 compared to $0.54 per share for the six months ended June 30, 2002. On a fully diluted basis, the Company reported $0.48 per share for the first six months of 2003 and $0.53 for the same period a year earlier.

Cash dividends declared for the first six months of 2003 increased 8.3% to $0.26 per share compared with $0.24 for the same period in 2002.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 72.7% of total operating income for the first six months of 2003, as compared to 79.2% for the same period in 2002. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended June 30, 2003 decreased $769,000, or 9.6%, to $7.2 million from $8.0 million for the same period a year ago. As a result of a lower interest rate environment, total interest income for the second quarter of 2003 decreased $1.3 million, or 9.9%, to $12.2 million from $13.5 million for the second quarter of 2002, while interest expense in the second quarter of 2003 decreased $564,000, or 10.2%, to $5.0 million when compared to $5.5 million in the second quarter of 2002. The major contributing factor to the decline in net interest income was net interest margin compression due to the asset sensitive position of Baylake's balance sheet. This margin compression was due to continued downward repricing of earning assets without a point-for-point decrease in interest bearing liability rates. The effect of the 50 basis point decrease in the prime lending rate in the latter part of the fourth quarter of 2002 impacted interest income for the second quarter. The decrease in net interest income between these two quarterly periods occurred in spite of growth in the average volume of interest earning assets and non-interest bearing deposits offset to a lesser extent by an increase in interest paying liabilities. The decline in total interest expense in the second quarter of 2003 versus the second quarter of 2002 did not offset the decline in interest income.

For the three months ended June 30, 2003, average-earning assets increased $44.4 million, or 5.6%, when compared to the same period last year. The Company recorded an increase in average loans of $57.7 million, or 9.2%, for the second quarter of 2003 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased for the quarter ended June 30, 2003 when compared to the same period a year ago. The interest rate spread decreased 58 basis points to 3.19% at June 30, 2003 from 3.77% in the same quarter in 2002. While the average yield on earning assets decreased 100 basis points during the period, the average rate paid on interest-bearing liabilities decreased 42 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.




                                     TABLE 2
             NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
                                ($ IN THOUSANDS)
                           THREE MONTHS ENDED JUNE 30,

                                               2003                                       2002
                                               ----                                       ----
                                Average     Interest       Average        Average      Interest       Average
                                Balance     income/exp    yield/rate      Balance      income/exp    yield/rate
ASSETS
Earning assets:
Loans, net (1)(2)(3)           $ 683,450                                  $ 625,799
Less:  non-accrual loans          (9,694)                                   (15,535)
                               ---------                                  ---------
Loans, net                       673,756      $ 10,194        6.07%         610,264      $ 10,887        7.16%
Investments                      158,213         1,974        5.00%         179,769         2,618        5.84%
Other earning assets               2,862             9        1.26%             425             4        3.78%
                               ---------             -       -----        ---------             -       -----
Total earning assets           $ 834,831      $ 12,176        5.85%       $ 790,458      $ 13,509        6.85%
Allowance for loan               (12,602)                                    (8,597)

losses
Non-accrual loans                  9,694                                     15,535
Cash and due from banks           16,064                                     16,900
Other assets                      58,844                                     44,428
                               ---------                                  ---------

Total assets                   $ 906,830                                  $ 858,724
                               ---------                                  ---------

LIABILITIES AND
STOCKHOLDER'S EQUITY

Interest-bearing
liabilities:
NOW accounts                   $  67,401      $    176        1.05%       $  47,607      $    108        0.91%
Savings accounts                 190,908           461        0.97%         189,759           773        1.63%
Time deposits > $100M            185,526         1,501        3.25%         162,259         1,590        3.93%
Time deposits < $100M            217,868         1,838        3.38%         193,183         1,741        3.61%
                               ---------      --------       -----        ---------      --------       -----
Total interest-bearing           661,702         3,976        2.41%         592,808         4,212        2.85%
deposits

Short-term borrowings              6,308            24        1.53%          32,984           169        2.06%
Customer repurchase                  892             2        0.90%           2,665            11        1.66
agreements
Other borrowings                  65,000           555        3.46%          74,998           728        3.89%
Long term debt                        53             1        7.65%             107             1        3.79%
Trust preferred                   16,100           411       10.35%          16,100           411       10.35%
securities
Total interest-bearing         $ 750,055      $  4,968        2.66%       $ 719,662      $  5,532        3.08%
liabilities                    ---------      --------       -----        ---------      --------       -----

Demand deposits                   81,143                                     70,623
Accrued expenses and               8,397                                      7,412
other liabilities
Stockholders' equity              67,236                                     61,069
                               ---------                                  ---------

Total liabilities and          $ 906,830                                  $ 858,724
stockholders' equity           ---------                                  ---------

Interest rate spread                          $  7,208        3.19%                       $ 7,977        3.77%
Contribution of free                                          0.27%                                      0.28%
funds                                                         ----                                      -----

Net interest margin                                           3.46%                                      4.05%
                                                              ----                                      -----

             NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
                                ($ IN THOUSANDS)



                                                          SIX MONTHS ENDED JUNE 30,

                                               2003                                       2002
                                               ----                                       ----
                                Average      Interest       Average        Average      Interest       Average
                                Balance     income/exp     yield/rate      Balance     income/exp     yield/rate
ASSETS
Earning assets:
Loans, net (1)(2)(3)           $ 678,582                                  $ 619,508
Less:  non-accrual loans         (11,020)                                   (13,749)
                               ---------                                  ---------
Loans, net                       667,562      $ 20,390        6.16%         605,759      $ 21,320        7.10%
Investments                      158,107         4,002        5.10%         178,016         5,241        5.94%
Other earning assets               2,480            15        1.22%           1,972            18        1.84%
                               ---------      --------       -----        ---------      --------       -----
Total earning assets           $ 828,149      $ 24,407        5.94%       $ 785,747      $ 26,579        6.82%
Allowance for loan losses        (12,222)                                    (8,412)
Non-accrual loans                 11,020                                     13,749
Cash and due from banks           17,646                                     16,762
Other assets                      59,132                                     45,102
                               ---------                                  ---------

Total assets                   $ 903,725                                  $ 852,948
                               ---------                                  ---------

LIABILITIES AND
STOCKHOLDER'S EQUITY
Interest-bearing
liabilities:
NOW accounts                   $  65,776      $    340        1.04%       $  47,275      $    203        0.87%
Savings accounts                 193,695           982        1.02%         206,650         1,623        1.58%
Time deposits > $100M            184,762         3,057        3.34%         152,928         3,093        4.08%
Time deposits < $100M            217,211         3,693        3.43%         184,178         3,676        4.03%
                               ---------      --------       -----        ---------      --------       -----
Total interest-bearing           661,444         8,072        2.46%         591,031         4,212        2.93%
deposits

Short-term borrowings              5,829            43        1.49%          28,103           283        2.03%
Customer repurchase                1,284             7        1.10%           2,705            23        1.71%
agreements
Other borrowings                  65,000         1,109        3.44%          77,817         1,542        4.00%
Long term debt                        53             1        3.80%             106             3        5.71%
Trust preferred                   16,100           823       10.31%          16,100           823       10.31%
securities
Total interest-bearing         $ 749,710      $ 10,055        2.70%       $ 715,862      $ 11,269        3.17%
liabilities                    ---------      --------       -----        ---------      --------       -----
Demand deposits                   79,124                                     69,257
Accrued expenses and               8,303                                      7,233
other liabilities
Stockholders' equity              66,588                                     60,596
                               ---------                                  ---------

Total liabilities and          $ 903,725                                  $ 852,948
stockholders' equity           ---------                                  ---------
Interest rate spread                          $ 14,351        3.24%                      $ 15,310        3.65%
Contribution of free                                          0.26%                                      0.28%
funds                                                        -----                                      -----

Net interest margin                                           3.49%                                      3.93%
                                                             -----                                      -----


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

Net interest margin (on a federal tax-equivalent basis) for the three months ended June 30, 2003 decreased from 4.05% to 3.46% compared to the same period a year ago. The average yield on interest earning assets amounted to 5.85% for the second quarter of 2003, representing a decrease of 100 basis points from the same period last year. Total loan yields decreased 109 basis points to 6.07%, while total investment yields decreased 84 basis points to 5.00%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 42 basis points to 2.66% for the second quarter of 2003 when compared to the second quarter of 2002, while short-term borrowing costs decreased 53 basis points to 1.53% comparing the two periods. Other borrowing costs decreased 43 basis points to 3.46% during the same time period. These factors contributed to a decrease in the Company's interest margin for the three months ended June 30, 2003 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.1% for the second quarter of 2003 and 2002. The ratio was the same for both periods as a result of growth in earning assets offset by a decrease in non-accrual loans.

Net interest income on a tax equivalent basis for the six months ended June 30, 2003 decreased $959,000, or 6.3%, to $14.4 million from $15.3 million for the same period a year earlier. As a result of a lower interest rate environment, total interest income for the six months ended June 30, 2003 decreased $2.2 million to $24.4 million from $26.6 million for the same period a year ago. Interest expense decreased $1.2 million, or 10.8%, to $10.1 million from $11.3 million for the same comparable periods. Decrease in net interest income occurred primarily as a result of the reasons listed earlier.

For the six months ended June 30, 2003, average-earning assets increased $42.4 million, or 5.4%, when compared to the same period last year. The Company recorded an increase in average loans of $59.1 million or 9.5% for the first six months of 2003 when compared the same period a year earlier. Loans have Typically resulted in higher rates of interest of interest income to the Company than have investment securities.

The interest rate spread decreased 41 basis points to 3.24% for the six months ended June 30, 2003 from 3.65% for the same period in 2002. While the average yield on earning assets decreased 88 basis points during the period, the average rate paid on interest-bearing liabilities decreased 47 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding sources such as loans from the Federal Home Loan Bank.

Net interest margin (on a federal tax-equivalent basis) for the six months ended June 30, 2003 decreased 44 basis points from 3.93% to 3.49% compared to the same period last year. The average on interest earning assets amounted to 5.94% for the six months ended June 30, 2003, representing a decrease of 88 basis points from the same period a year earlier. Total loan yields decreased 94 basis points to 5.94%, while total investment yields decreased 84 basis points to 5.10% compared to the same period a year ago. The Company's average cost on interest bearing deposit liabilities 47 basis points to 2.46% for the six months ended June 30, 2003 when compared to the same period a year ago, while short-term borrowing costs decreased 54 basis points to 1.49%, comparing the two periods. Other borrowing costs decreased 56 basis points to 3.44% over the same time horizon. These factors contributed to a decrease in the Company's interest margin for the six months ended June 30, 2003 compared to the same period a year ago.

The ratio of average earning assets to average total assets was 91.6% in the first six months of 2003 compared with 92.2% for the same period in 2002.

Provision for Loan Losses

The provision for loan losses is the periodic cost (not less than quarterly) of providing an allowance for future loan losses. In any accounting period, the amount of provision is based on management's evaluation of the loan portfolio, especially non-performing and other potential problem loans, taking into consideration many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan quality, general economic factors and collateral values.

The provision for loan losses for the three months ended June 30, 2003 increased $486,000 to $1.0 million compared with $546,000 for the second quarter of 2002. For the six months ended June 30, 2003, the provision for loan losses increased $879,000 to $1.9 million compared with $1.0 million for the same period last year. Management believes that the current allowance (giving effect to the increased provision) conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Possible Loan Losses" below.



Non-Interest Income

Total non-interest income increased $611,000, or 28.6%, to $2.7 million for the second quarter of 2003 when compared to the second quarter of 2002. This increase occurred as a result of increased gains from sales of loans, increased fees from loan servicing and increased income from business owned life insurance offset to a lesser degree by a decrease in brokerage income, other income, non-bank subsidiary income and other fee income.


                                     TABLE 3
                               NONINTEREST INCOME
                                ($ in Thousands)

                          Second          Second       Percent           YTD            YTD           Percent
                       Quarter 2003     Quarter 2002   change            2003           2002          change
Trust                       159             143          11.2%             293            324           (9.6%)
Service charges             725             698           3.9%           1,431          1,352            5.8%
on deposit accts
Other fee income            152             169         (10.1%)            315            358          (12.0%)
Loan servicing              600             219         174.0%           1,062            492          115.9%
income
Brokerage                   148             165         (10.3%)            228            274          (16.8%)
commissions
Business owned              194              28         592.9%             336             42          700.0%
life insurance
Non-bank                      0             300            NM              125            424          (70.5%)

subsidiary
income
Gains from                  618             179         245.3%           1,043            444          134.9%
sales of loans
Gain from sale                0               0            NM              350              0             NM
of non-bank
subsidiary
Other                       148             232         (36.2%)            205            309          (33.7%)
                          -----           -----        ------            -----          -----        -------

Total                     2,744           2,133          28.6%           5,388          4,019           34.1%


Trust fees increased $16,000, or 11.2%, in the second quarter of 2003 compared to the same quarter in 2002, primarily as a result of increased trust estate business.

Loan servicing fees increased $381,000, or 174.0%, to $600,000 in the second quarter of 2003, when compared to the same quarter in 2002. The increase in 2003 resulted from an increase in commercial loan servicing income.

Gains on sales of loans in the secondary market increased $439,000 to $618,000 in the second quarter of 2003, when compared to the same quarter in 2002, primarily as a result of increased gains from sales of mortgage and commercial loans. Declines in interest rates continue to stimulate mortgage production, including an increase in refinancing activity, although that trend is expected to decline in the near future.

Service charges on deposit accounts for the second quarter of 2003 showed an increase of $27,000, or 3.9%, over 2002 results, accounting for much of the improvement in fee income generated for other services to customers. Financial service income decreased $17,000, or 10.3%. Income from business owned life insurance ("BOLI") amounted to $194,000 for the second quarter of 2003 compared to $28,000 a year earlier. A $13 million purchase of BOLI had been made in the second quarter of 2002. Revenues generated from the operation of Arborview LLC ("Arborview") (a subsidiary formed in 2002 to manage a community based residential facility and sold in the first quarter of 2003) as a result of the sale were $0 for the second quarter compared to $300,000 a year earlier.

For the first six months of 2003, non-interest income increased $1.4 million, or 34.1%, to $5.4 million from $4.0 million for the same period a year ago.

Trust fee income decreased $31,000, or 9.6%, to $293,000 for the first six months of 2003 compared to $324,000 for the same period in 2002 as a result of lower market values on various trust accounts for which fees are assessed.

For the first six months of 2003, service charges on deposit accounts increased $79,000, or 5.8%, to $1.43 million from $1.35 million for the same period in 2002 as a result of a lower rate environment that has provided lower earnings credits on transaction accounts resulting in more deposit fees.

Loan servicing fee income increased $570,000, or 115.9%, to $1.1 million for the first six months of 2003 compared to $492,000 for the same period in 2002.

Income from business owned life insurance increased $294,000 to $336,000 for the six months ended June 30, 2003 compared to $42,000 for the same period in 2002 based on the purchase made in June 2002.

Gains on sales of loans in the secondary market increased $599,000 to $1.0 million for the first six months of 2003, when compared to the same period in 2002, primarily the result of increased gains from the sales of mortgage loans. Sales of loans for the six months ended June 30, 2003 increased $81.1 million, compared to $33.8 million for the same period a year earlier.

Gains from the sale of a non-bank subsidiary consisted of a gain made on the sale of Arborview in February 2003 in the amount of $350,000.

Non-Interest Expense

Non-interest expense increased $6,000, or 0.1%, for the three months ended June 30, 2003 compared to the same period in 2002. Salaries and employee benefits showed an increase of $174,000, or 5.0%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Full time equivalent staff increased to 298 persons from 289 a year earlier. A decrease in occupancy expense (amounting to $50,000 or 9.5%) and an increase in equipment expenses (amounting to $26,000 or 6.5%) occurred as a result of reduced expansion efforts in 2003 compared to 2002.


                                     TABLE 4
                               NONINTEREST EXPENSE
                                ($ in Thousands)

                                   Second      Second       Percent         YTD          YTD         Percent
                                   quarter     quarter       change        2003          2002        change
                                    2003         2002
Personnel                           3,645        3,563          2.3%        7,346         6,805         8.0%
Occupancy                             478          572        (16.4%)         947         1,015        (6.7%)
Equipment                             423          399          6.0%          816           785         3.9%
Data processing                       266          252          5.6%          538           507         6.1%
Business                              191          207         (7.7%)         308           294         4.8%
development/advertising
Supplies and printing                 138          148         (6.8%)         241           291       (17.2%)
Director fees                         106          113         (6.2%)         200           210        (4.8%)
FDIC                                   30           28          7.1%           59            57         3.5%
Amortization of MSR's                  95           93          2.2%          185           176         5.1%
Legal and professional                122           83         47.0%          223           157        42.0%
Operation of other real                34           66        (48.5%)         137           210       (34.8%)
estate
Other                                 551          549          0.4%        1,111         1,270       (12.5%)
                                    -----        -----       ------        ------        ------      ------

Total                               6,079        6,073          0.1%       12,111        11,777         2.8%


Expenses related to the operation of other real estate owned decreased $32,000 to $34,000 for the quarter ended June 30, 2003 compared to the same period in 2002. Included in these expenses were net gains taken on the sale of other real estate owned amounting to $19,000 for the second quarter of 2003 compared to net losses taken on sale of $24,000 for the same period in 2002. In addition, costs related to the holding of other real estate owned properties increased $11,000 to $53,000 for the second quarter of 2003.

Other operating expenses increased $12,000, or 1.0%. Legal expense and loan collection expense increased $39,000 for the three months ended June 30, 2003 primarily as a result of legal issues related to loan collection efforts of one commercial real estate loan in the process of foreclosure.

 In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment as least annually. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-

Lived Assets." The adoption of SFAS No. 142 and SFAS No. 144 does not have a material impact on the Company's financial statements. There was no impairment for 2002 and impairment testing for 2003 will occur in the third quarter of 2003.

Other items (such as supplies, marketing, telephone, postage and director fees) comprising other operating expense show a decrease of $165,000 or 12.9% in the second quarter of 2003 when compared to the same quarter in 2002. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.48% for the three months ended June 30, 2003 compared to 1.84% for the same period in 2002.

Non-interest expense increased $334,000, or 2.8%, for the six months ended June 30, 2003 compared to the same period in 2002. Salaries and employee benefits showed an increase of $541,000, or 8.0%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. A decrease in occupancy expense (amounting to $68,000 or 6.7%) and an increase in equipment expense (amounting to $31,000 or 3.9%) reflects the reduced activity in expansion activity for the first half of 2003 compared to the same period in 2002.

Operation of other real estate shows a decrease of $73,000. The decrease is related primarily to net gains taken on the sale of other real estate amounting to $11,000 in the first six months of 2003 compared to net losses of $47,000 taken in the same period in 2002. Other expenses related to the operation of other real estate owned amounted to $148,000 for the first six months of 2003.

Other operating expenses decreased $128,000, or 5.2%, for the six months ended June 30, 2003 when compared to the same period a year ago. Included in these expenses are costs related to the operation of Arborview of $169,000 in 2003 and $420,000 in 2002.

The overhead ratio was 1.50% for the six months ended June 30, 2003 compared to 1.84% for the same period in 2002.


Income Taxes

Income tax expense for the Company for the three months ended June 30, 2003 was $662,000, a decrease of $296,000, or 30.9%, compared to the same period in 2002. The decrease in income tax provision for the period was due to decreased taxable income.

Income tax expense for the Company for the six months ended June 30, 2003 was $1.4 million, a decrease of $380,000, or 21.8%, compared to the same period in 2002.

The Company's effective tax rate (income tax expense divided by income before taxes) was 27.0% for the six months ended June 30, 2003 compared with 30.1% for the same period in 2002. The effective tax rate of 27.0% consisted of a federal effective tax rate of 23.5% and Wisconsin State effective tax rate of 3.5%.

Balance Sheet Analysis

Loans

At June 30, 2003, total loans increased $13.8 million, or 2.1%, to $678.0 million from $664.3 million at December 31, 2002. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $375.1 million at June 30, 2003 compared to $351.4 million at December 31, 2002. In addition, commercial loans increased to $90.5 million at June 30, 2003, compared to $89.2 million at December 31, 2002. Real estate construction loans decreased to $66.0 million at June 30, 2003, compared to $75.7 million at December 31, 2002. Real estate mortgage loans decreased to $131.7 million at June 30, 2003, compared with $133.4 million at December 31, 2002. Consumer loans were $15.1 million and $14.9 million at June 30, 2003 and December 31, 2002, respectively.

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

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):


                                     TABLE 5
                             LOAN PORTFOLIO ANALYSIS
                                ($ in Thousands)

                                              June 30, 2003   December 31,
                                                                 2002
Amount of loans by type (dollars in thousands)
Real estate-mortgage
  Commercial                                     $375,096       $351,425
  1-4 family residential
      First liens                                  82,838         86,161
      Junior liens                                 20,873         21,789
      Home equity                                  27,939         25,415
Commercial, financial and agricultural             90,495         89,207
Real estate-construction                           66,045         75,688
Installment
  Credit cards and related plans                    2,152          2,057
  Other                                            12,906         12,859
Less:  deferred origination fees, net of costs        308            316
                                                 --------       --------
      Total                                      $678,036       $664,285

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

As the following table indicates, the ALL at June 30, 2003 was $12.9 million compared with $11.4 million at the end of 2002. Loans increased 2.1% from December 31, 2002 to June 30, 2003, while the allowance as a percent of total loans increased due to the loan loss provision being higher in comparison to loan growth for the first six months of 2003. The June 30, 2003 ratio of ALL to outstanding loans was 1.90% compared with 1.72% at December 31, 2002 and the ALL as a percentage of non-performing loans was 66.0% at June 30, 2003 compared to 51.7% at end of year 2002. Based on management's analysis of the loan portfolio risk at June 30, 2003, a provision expense of $1.9 million was recorded for the six months ended June 30, 2003, an increase of $879,000 or 84.0% compared to the same period in 2002. Net loan charge-offs of $450,000 occurred in the first six months of 2003, and the ratio of net charge-offs to average loans for the period ended June 30, 2003 was 0.19% compared to 0.10% at June 30, 2002. Real estate mortgage loan net charge-offs represented 54.0% of the total net charge-offs and commercial loans represented 33.3% of the net charge-offs for the first six months of 2003. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

                                     TABLE 6
               ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                                ($ in thousands)

                                 For the period ended    For the period ended   For the period ended
                                     June 30, 2003           June 30, 2002       December 31, 2002
Allowance for  Loan Losses
("ALL")
Balance at beginning of                  $11,410                $ 7,992                $ 7,992
period
Provision for loan losses                  1,925                  1,046                  5,700
Charge-offs                                  856                    500                  3,055
Recoveries                                   406                    194                    773
                                         -------                -------                -------

Balance at end of period                  12,885                  8,732                 11,410

Net charge-offs ("NCOs")                     450                    306                  2,282

Nonperforming Assets:
Nonaccrual loans                         $10,987                $17,448                $12,244
Accruing loans past due 90                     0                      0                      0
days or more
Restructured loans                         8,528                  4,506                  9,844
                                         -------                -------                -------

Total nonperforming loans                $19,515                $21,954                $22,088
("NPLs")
Other real estate owned                      668                  3,228                  2,890
                                         -------                -------                -------

Total nonperforming assets               $20,183                $25,182                $24,978
("NPAs")
Ratios:
ALL to NCO's (annualized)                  14.21                  28.54                   5.00
NCO's to average loans                      0.19%                  0.10%                  0.36%
(annualized)
ALL to total loans                          1.90%                  1.38%                  1.72%
NPL's to total loans                        2.88%                  3.48%                  3.33%
NPA's to total assets                       2.22%                  2.90%                  2.76%
ALL to NPL's                               66.03%                 39.85%                 51.66%

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


                                     TABLE 7
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                             June 30,                        June 30,                      Dec 31,
                               2003                            2002                         2002
                              Amount      Percent of          Amount       Percent of      Amount      Percent of
                              ------       loans to           ------        loans to       ------       loans to
                                         total loans                       total loans                 total loans
                                         -----------                       -----------                 -----------
Commercial, financial        $  4,122       13.34%           $  1,472        13.49%       $  3,679       13.43%
& agricultural
Commercial real estate          5,480       55.29%              4,250        48.52%          4,639       52.85%
Real Estate:
          Construction            800        9.74%                380        12.93%            814       11.39%
           Residential          1,450       15.30%              1,400        18.61%          1,467       16.25%
     Home equity lines            225        4.12%                145         3.88%            228        3.83%

Consumer                          160        1.90%                150         2.23%            139        1.94%
Credit card                        69        0.31%                 67         0.33%             83        0.31%
Loan commitments                  279                             164                          154
Not specifically                  300                             704                          207
allocated                    --------                        --------                     --------

Total allowance              $ 12,885      100.00%           $  8,732       100.00%       $ 11,410      100.00%
Allowance for credit             1.90%                           1.38%                        1.72%
loss as a percentage
of total loans
Period end loans             $678,036                        $631,220                     $664,285

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at June 30, 2003. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collectibility.

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

Non-performing assets at June 30, 2003 were $20.2 million compared to $25.0 million at December 31, 2002. Other real estate owned totaled $668,000 and consisted of six residential and six commercial properties. Other real estate owned at December 31, 2002 totaled $2.9 million, including an investment in Arborview, an operating subsidiary of the Company, totaling $2.0 million. This subsidiary was sold in February 2003, resulting in a gain on sale of approximately $350,000. Non-accrual loans represented $11.0 million of the total of non-performing assets at June 30, 2003. Real estate non-accrual loans accounted for $9.8 million of the total, of which $3.3 million was residential real estate and $6.5 million was commercial real estate, while commercial and industrial non-accruals accounted for $1.2 million. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans. Troubled debt restructured loans represent $8.5 million of non-performing loans at June 30, 2003 and $9.8 million at December 31, 2002. Approximately $6.8 million of troubled debt restructured loans at June 30 consists of two commercial real estate credits which were granted various payment concessions and had experienced past cash flow problems. These credits were current at June 30, 2003. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default, with the exception that $2.4 million in loan loss provision has been allocated to a commercial credit totaling $4.0 million (included in credits totaling $6.8 million). Management is monitoring this loan credit on a monthly basis and working with the borrower to minimize any additional loss exposure. As a result, the ratio of non-performing loans to total loans at June 30, 2003 was 2.9% compared to 3.3% at end of year

2002. The Company's ALL was 66.0% of total non-performing loans at June 30, 2003 compared to 51.7% at end of year 2002.

Potential problem loans at June 30, 2003 amounted to $2.1 million compared to a total of $5.2 million at December 31, 2002. $1.1 million of the problem loans stem from one commercial credit experiencing cash flow concerns. Various commercial loans totaling $1.0 million make up the balance of the total potential problem loans. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Except as noted above, management does not presently expect significant losses from credits in the potential problem loan category.


Investment Portfolio

At June 30, 2003, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $3.4 million, or 2.3%, to $154.8 million from $151.4 million at December 31, 2002. At June 30, 2003, the investment portfolio represented 17.0% of total assets compared with 16.7% at December 31, 2002.

Securities held to maturity and securities available for sale consist of the following:

                                     TABLE 8
                          INVESTMENT SECURITY ANALYSIS
                                At June 30, 2003
                                ($ in Thousands)

                                                      Gross Unrealized  Gross Unrealized   Estimated Market
                                     Amortized Cost        Gains             Losses            Value
                                     --------------   ----------------  ----------------   ----------------
Securities held to maturity
Obligations of states &                 $ 17,345          $    436          $      0          $ 17,781
political subdivisions                  --------          --------          --------          --------

Securities available for sale
Obligations of U.S. Treasury &            36,290             2,592                 0            38,882
other U.S. Agencies
Mortgage-backed securities                52,544               835                68            53,311
Obligations of states &                   34,012             2,833                 0            36,845
political subdivisions
Other securities                           8,370                20                               8,390
                                        --------          --------                            --------

Total securities available for          $131,216          $  6,280          $     68          $137,428
sale




                              At December 31, 2002
                                ($ in Thousands)

                                                      Gross Unrealized  Gross Unrealized    Estimated Market
                                     Amortized Cost        Gains             Losses               Value
                                     --------------   ----------------  ----------------   ----------------
Securities held to maturity
Obligations of states &                 $ 18,227          $    297          $      0             $ 18,524
political subdivisions                  --------          --------          --------             --------


Securities available for sale

Obligations of U.S. Treasury &          $ 38,379          $  2,214          $      0             $ 40,593
other U.S. Agencies
Mortgage-backed securities                49,968               941                58               50,851
Obligations of states &                   35,840             1,817                 3               37,654
political subdivisions
Other securities                           4,019                22                                  4,041
                                        --------          --------                               --------

Total securities available for          $128,206          $  4,994          $     61             $133,139
sale



At June 30, 2003, the contractual maturities of securities held to maturity and securities available for sale are as follows:

                                     TABLE 9
                          INVESTMENT PORTFOLIO MATURITY
                                ($ in Thousands)

                                   Securities held to Maturity        Securities Available for Sale
                                   ---------------------------        -----------------------------

                                  Amortized Cost     Market Value     Amortized Cost     Market Value
                                  --------------     ------------     --------------     ------------

Within 1 year                        $  2,387          $  2,399          $ 28,650          $ 28,829
After 1 but within 5 years              7,185             7,529            70,097            73,114
After 5 but within 10 years             2,585             2,665            18,392            20,433
After 10 years                          5,188             5,188            12,641            13,616
Equity securities                           0                 0             1,436             1,436
                                     --------          --------          --------          --------

Total                                $ 17,345          $ 17,781          $131,216          $137,428


Deposits

Total deposits at June 30, 2003 increased $7.6 million, or 1.0%, to $747.9 million from $740.3 million at December 31, 2002. Non-interest bearing deposits at June 30, 2003 decreased $1.1 million, or 1.3%, to $88.7 million from $89.8 million at December 31, 2002. Interest-bearing deposits at June 30, 2003 increased $8.7 million, or 1.3%, to $659.2 million from $650.5 million at December 31, 2002. Interest-bearing transaction accounts (NOW deposits) increased $9.9 million, primarily in public fund deposits. Savings deposits decreased $400,000, or 0.2%, to $194.8 million at June 30, 2003, when compared to $195.2 million at December 31, 2002. Time deposits (including time, $100,000 and over and other time) decreased $792,000 (includes increase of $190,000 in time deposits over $100,000), or 0.2%, to $390.2 million at June 30, 2003, when compared to $391.0 million at December 31, 2002. Brokered CD's totaled $93.5 million at June 30, 2003 compared to $87.1 million at December 31, 2002. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's expansion into new markets in recent years, this effect has been reduced as additional branch facilities in less seasonal locations have provided deposit growth and seasonal stability.

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


Short Term Borrowings and Other Borrowings

Short-term borrowings at June 30, 2003 consist of federal funds purchased and securities under agreements to repurchase. Total short-term borrowings at June 30, 2003 decreased $4.2 million to $5.9 million from $10.1 million at December 31, 2002. Customer repurchase agreements totaled $932,000 at June 30, 2003 compared to $1.8 million at December 31, 2002. Federal funds purchased decreased from $8.3 million at December 31, 2002 to $5.0 million at June 30, 2003 accounting for the balance of the decrease in the balance of short-term borrowings. These have decreased as a result of obtaining other funding sources during the quarter including brokered time deposits.

Other borrowings consist of term loans with FHLB. These borrowings totaled $65 million at June 30, 2003 and December 31, 2002.

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


Long Term Debt

Long-term debt of $53,000 at June 30, 2003 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime + 1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.

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

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $2.2 million for the first half of 2003 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $2.9 million in the first half of 2003.

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

Maturing investments have been a primary source of liquidity at the Bank. For the six months ended June 30, 2003, principal payments totaling $42.2 million were received on investments. These proceeds in addition to other Company cash were used to purchase $45.0 million in investments for the six months ended June 30, 2003. At June 30, 2003, the carrying or book value of investment securities maturing within one year amounted to $31.2 million or 20.2% of the total investment securities portfolio. This compares to a 33.2% level for investment securities with one year or less maturities as of December 31, 2002. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first six months of 2003 totaled $42.2 million. At June 30, 2003, the investment portfolio contained $92.2 million of U.S. Treasury and federal agency backed securities representing 59.6% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at June 30, 2003 amounting to $3.4 million.

Deposit growth is typically another source of liquidity for the Bank. As a financing activity reflected in the June 30, 2003 Consolidated Statements of Cash Flows, deposits increased and resulted in $7.6 million of cash inflow during the first six months of 2003. The Company's overall deposit base increased 1.0% for the six months ended June 30, 2003. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $235.7 million, or 34.8%, of loans maturing within one year.

Within the classification of short-term borrowings and other borrowings at June 30, 2003, federal funds purchased and securities sold under agreements to repurchase totaled $5.9 million compared to $10.1 million at the end of 2002. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total $65.0 million at June 30, 2003 and December 31, 2002.

The Bank's liquidity resources were sufficient in the first six months of 2003 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

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


                                    TABLE 10
                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                               AS OF June 30, 2003


                                              Within          Four to       Seven to       One Year      Over
                                              Three             Six          Twelve        To Five       Five
                                              Months           Months        Months         Years        Years      Total
                                              ------           ------        ------         -----        -----      -----
(In thousands)

Earning assets:
  Investment securities                      $  22 309        $  8 356       $ 7 560      $  80 300    $ 43 257    $161 782
  Federal funds sold                                 9                                                                    9
  Loans and leases
     Variable rate                             372 277           7 188         14 376        15 235           0     409 076
     Fixed rate                                 43 457          41 616         41 149       130 466       2 823     259 511
                                             ---------        --------       --------     ---------    --------    --------
  Total loans and leases                     $ 415 734        $ 48 804       $ 55 525     $ 145 701    $  2 823    $259 511
                                             ---------        --------       --------     ---------    --------    --------
Total earning assets                         $ 438 052        $ 57 160       $ 63 085     $ 226 001    $ 46 080    $830 378
                                             =========        ========       ========     =========    ========    ========

Interest bearing liabilities:
  NOW Accounts                               $  18 551        $      0      $       0     $  55 651    $      0    $ 74 202
  Savings Deposits                             149 615               0              0        45 228           0     194 843
  Time Deposits                                136 345          48 653        131 773        73 385          15     390 171
  Borrowed Funds                                15 932          30 000             53        25 000           0      70 985
  Trust Preferred Stock                              0               0              0             0      16 100      16 100
                                             =========        ========      =========     =========    ========    ========
Total interest bearing                       $ 320 443        $ 78 653      $ 131 826     $ 199 264    $ 16 115    $746 301
                                             =========        ========      =========     =========    ========    ========
  Liabilities

Interest sensitivity gap (within             $ 117 609       $ (21 493)     $ (68 741)    $  26 737    $ 29 965    $ 84 077
periods)
Cumulative interest sensitivity gap          $ 117 609       $  96 116      $  27 375     $  54 112    $ 84 077
Ratio of cumulative interest                     14.16%          11.57%          3.30%         6.52%      10.13%
  Sensitivity gap to rate
  Sensitive assets
Ratio of rate sensitive assets                  136.70%          72.67%         47.85%       113.42%     285.94%
  To rate sensitive
  Liabilities
Cumulative ratio of rate                        136.70%         124.08%        105.16%       107.41%     111.27%
  Sensitive assets to rate
  Sensitive liabilities


In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations indicated that net interest income would increase by approximately 4.8% if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 6.2% if rates fell by a 100 basis point shock under these scenarios for the period ended June 30, 2004. This result was within the policy limits established by the Company.

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


Capital Resources

Shareholders' equity at June 30, 2003 increased $3.1 million or 4.7% to $68.5 million, compared with $65.4 million at end of year 2002. This increase includes a change of $835,000 to capital in 2003 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $2.3 million or 3.5% for the period from December 31, 2002 to June 30, 2003.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 24% of Company's Common Stock participate in the plan.

In 2001, the Company completed a Trust Preferred Security offering in the amount of $16.1 million to enhance regulatory capital and to add liquidity. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of the Trust Preferred Securities qualify as Tier 2 Capital. As of June 30, 2003, $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

Cash dividends paid for the first six months of 2003 were $0.26 per share compared with $0.24 in the same period of 2002. The Company provided an 8.3% increase in normal dividends per share in 2003 over 2002 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the open market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first six months of 2003.

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

The Federal Reserve Board has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory --and possible additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

At June 30, 2003 and December 31, 2002, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of June 30, 2003 and December 31, 2002:

                                    TABLE 11
                                 CAPITAL RATIOS
                                ($ in Thousands)


                                                 Actual            For Capital Adequacy         To Be Well
                                                                         Purposes            Capitalized under
                                                                                             Prompt Corrective
                                                                                             Action Provisions
                                                                     ($ in Thousands)
                                            Amount     Ratio        Amount       Ratio       Amount      Ratio
                                            ------     -----        ------       -----       ------      -----

As of June 30, 2003
  Total Capital (to
  Risk Weighted Assets)
    Company                                 85,169      11.03%      61,762        8.00%      77,203      10.00%
    Bank                                    81,767      10.58%      61,827        8.00%      77,284      10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                                 75,478       9.78%      30,881        4.00%      46,322       6.00%
    Bank                                    72,066       9.32%      30,914        4.00%      46,371       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                                 75,478       8.39%      35,955        4.00%         N/A        N/A
    Bank                                    72,066       8.01%      35,955        4.00%      44,944       5.00%

As of December 31, 2002
  Total Capital (to
  Risk Weighted Assets)
    Company                                 82,643      10.99%      60,146        8.00%      75,183      10.00%
    Bank                                    79,436      10.59%      60,031        8.00%      75,039      10.00%
  Tier 1 Capital(to
  Risk Weighted Assets)
    Company                                 73,220       9.74%      30,073        4.00%      45,110       6.00%
    Bank                                    70,031       9.33%      30,016        4.00%      45,023       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                                 73,220       8.24%      35,564        4.00%         N/A        N/A
    Bank                                    70,031       7.96%      35,564        4.00%      44,455       5.00%

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

As of June 30, 2003, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2002, as described in the Company's 2002 Form 10-K Annual Report.

Item 4.      Controls and Procedures

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

None

Item 6.  Exhibits and Reports on Form 8-K

(a).     The following exhibits are furnished herewith:

EXHIBIT NUMBER       DESCRIPTION
--------------       -----------

11         Statement re:  computation of per share earnings

  15         Letter re:  unaudited interim financial information

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b).     Report on Form 8-K:

Reports on Form 8-K during the quarter ended June 30, 2003. Second quarter earnings release-Regulation FD Disclosures.















                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         BAYLAKE CORP.
                                              ----------------------------------



Date:     August 15, 2003              /s/        Thomas L. Herlache
     ----------------------            -----------------------------------------
                                                      Thomas L. Herlache
                                                      President (CEO)


Date:     August 15, 2003              /s/        Steven D. Jennerjohn
     ----------------------            -----------------------------------------
                                                      Steven D. Jennerjohn
                                                      Treasurer (CFO)

                                 Exhibit Index
                                 -------------


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

11                  Statement re:  computation of per share earnings

15                  Letter re:  unaudited interim financial information

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002