Form 10-Q
period 2003-09-30
BAYLAKE CORP
filed 2003-11-14
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    ----------------------

Commission file number 0-8679

                                  BAYLAKE CORP.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Wisconsin                                      39-1268055
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation               (Identification No.)
               or organization)

217 North Fourth Avenue,     Sturgeon Bay, WI                      54235
---------------------------------------------               --------------------
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

                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of October 31, 2003: 7,560,476 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX


                                                                         PAGE NUMBER
                                                                         -----------
PART 1 - FINANCIAL INFORMATION

    Item 1. Financial Statements

    Consolidated Condensed Balance Sheet as of September 30, 2003
      and December  31, 2002                                                 3 - 4

    Consolidated Condensed Statement of Income for the three
      and nine months ended September 30, 2003 and 2002                      5 - 6

    Consolidated Statement of Comprehensive Income for the three
      and nine months ended September 30, 2003 and 2002                          7

    Consolidated Statement of Cash Flows for the nine months ended
      September 30, 2003 and 2002                                            8 - 9

    Notes to Consolidated Condensed Financial Statements                    10 -11

    Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   12 -33

    Item 3. Quantitative and Qualitative Disclosures About Market Risk          35

    Item 4. Controls and Procedures                                             35

PART II - OTHER INFORMATION                                                     36

    Item 1. Legal Proceedings
    Item 2. Changes in Securities and Use of Proceeds
    Item 3. Defaults Upon Senior Securities
    Item 4. Submission of Matter to a Vote of Security Holders
    Item 5. Other Information
    Item 6. Exhibits and Reports on Form 8-K

    Signatures                                                                  37

EXHIBIT INDEX                                                                   36

    Exhibit 11  Statement re:  computation of per share earnings                42
    Exhibit 15  Letter re:  unaudited interim financial information             43
    Exhibit 31.1 Certification pursuant to Section 302                          38
    Exhibit 31.2 Certification pursuant to Section 302                          39
    Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350               40
    Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350               41

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                             (dollars in thousands)

                                              SEPTEMBER 30  DECEMBER 31,
                                                  2003          2002
                                              ------------  ------------
                   ASSETS
Cash and due from banks                        $  17,307     $  33,300
Federal funds sold                                     0             0
                                               ---------     ---------
Cash and cash equivalents                         17,307        33,300
Investment securities available for sale
  (at market)                                    154,009       133,139
Investment securities held to
  maturity (market value $17,598 and
  $18,524, at September 30, 2003 and
  December 31, 2002, respectively)                17,303        18,227
Loans held for sale                                    0         1,602
Loans                                            674,074       664,285
    Less: Allowance for loan losses               12,634        11,410
                                               ---------     ---------
Loan, net of allowance for loan losses           661,440       652,875


Bank premises and equipment                       21,536        23,446
Federal Home Loan Bank stock (at cost)             7,122         6,713
Accrued interest receivable                        3,969         4,580
Income taxes receivable                                0           340
Deferred income taxes                              3,518         2,878
Goodwill                                           4,969         4,969
Other Assets                                      26,918        22,587
                                               ---------     ---------
    Total Assets                               $ 918,091     $ 904,656
                                               =========     =========



                  LIABILITIES
Domestic deposits
    Non-interest bearing                       $  98,190     $  89,848
    Interest bearing
        NOW                                       83,707        64,281
        Savings                                  199,558       195,232
        Time, $100,000 and over                  176,514       176,605
        Other time                               195,587       214,358
                                               ---------     ---------
          Total interest bearing                 655,366       650,476
                                               ---------     ---------
          Total deposits                         753,556       740,324

Short-term borrowings
    Federal funds purchased, repurchase            8,283        10,056
      agreements and Federal Home Loan Bank
      advances
Accrued expenses and other liabilities             6,926         6,698
Dividends payable                                      0           972
Other borrowings                                  65,093        65,000
Long-term debt                                        53           106
Guaranteed preferred beneficial
  interest in the company's junior
  subordinated debt                               16,100        16,100
                                               ---------     ---------
          Total liabilities                      850,011       839,256
                                               ---------     ---------

            SHAREHOLDERS' EQUITY
Common stock, $5 par value:
  authorized 10,000,000 shares
  issued 7,583,635 shares as of
  September 30, 2003 and 7,506,435 as
  of December 31, 2002; outstanding
  7,560,476 as of September 30, 2003
  and 7,483,276 as of December 31, 2002           37,918        37,532
Additional paid-in capital                         7,865         7,373
Retained earnings                                 20,901        17,903
Treasury Stock                                      (625)         (625)
Net unrealized gain on securities available
  for sale, net of tax of $1,044 as
  of September 30, 2003 and $1,716
  as of December 31, 2002                          2,021         3,217
                                               ---------     ---------
Total shareholders' equity                        68,080        65,400
                                               ---------     ---------
          Total liabilities and
            shareholders' equity               $ 918,091     $ 904,656
                                               =========     =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 SEPTEMBER 30           SEPTEMBER 30
                                              ------------------      -----------------
                                               2003        2002        2003       2002
                                             -------    --------     -------    -------
Interest income
  Interest and fees on loans                 $10,104    $ 11,031     $30,494    $32,352
  Interest on investment securities
    Taxable                                    1,258       1,517       3,362      4,708
    Exempt from federal income taxes             587         734       1,840      2,088
  Other interest income                            2           5          17         21
                                             -------    --------     -------    -------
      Total interest income                   11,951      13,287      35,713     39,169
Interest expense
  Interest on deposits                         3,411       4,376      11,484     12,971
  Interest on short-term borrowings               30          73          80        379
  Interest on other borrowings                   488         664       1,596      2,206
  Interest on long-term debt                       0           1           2          4
  Interest on guaranteed preferred
    beneficial interest in the company's
    junior subordinated debt                     412         410       1,234      1,233
                                             -------    --------     -------    -------
      Total interest expense                   4,341       5,524      14,396     16,793
                                             -------    --------     -------    -------

Net interest income                            7,610       7,763      21,317     22,376
Provision for loan losses                      1,212       1,654       3,137      2,700
                                             -------    --------     -------    -------

  Net interest income after provision for
    loan losses                                6,398       6,109      18,180     19,676
                                             -------    --------     -------    -------
Other income
  Fees from fiduciary activities                 216         170         509        494
  Fees from loan servicing                       701         273       1,763        765
  Fees for other services to customers         1,045       1,109       3,144      3,092
  Gains from sales of loans                      653         386       1,696        830
  Gains from sale of subsidiary                    0           0         350          0
  Securities gains, net                            0         511           0        511
  Other income                                   440         518         981      1,294
                                             -------    --------     -------    -------
      Total other income                       3,055       2,967       8,443      6,986
                                             -------    --------     -------    -------
Other expenses
  Salaries and employee benefits               3,721       3,589      11,067     10,394
  Occupancy expense                              495         505       1,442      1,520
  Equipment expense                              467         395       1,283      1,180
  Data processing and courier                    269         261         807        768
  Operation of other real estate                  71         (49)        208        161
  Other operating expenses                     1,358       1,352       3,685      3,807
                                             -------    --------     -------    -------
       Total other expenses                    6,381       6,053      18,492     17,830
                                             -------    --------     -------    -------
       Income before income taxes              3,072       3,023       8,131      8,832
Income tax expense                               831         809       2,197      2,555
                                             -------    --------     -------    -------
Net Income                                   $ 2,241    $  2,214     $ 5,934    $ 6,277
                                             =======    ========     =======    =======

Basic earnings per common share(1)           $  0.30    $   0.30     $  0.79    $  0.84
Diluted earnings per common share(1)         $  0.30    $   0.30     $  0.78    $  0.83
Cash dividends per share                     $  0.13    $   0.12     $  0.39    $  0.36

(1) Based on 7,520,021 average shares outstanding in 2003 and 7,473,598 in 2002.

                         BAYLAKE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                             (dollars in thousands)

                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                     ------------------    -----------------
                                                      2003        2002       2003       2002
                                                     -------     ------    -------     ------
Net Income                                           $ 2,241     $2,214    $ 5,934     $6,277
                                                     -------     ------    -------     ------
Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising during period     (2,031)       419     (1,196)     1,702
                                                     -------     ------    -------     ------
Comprehensive income                                 $   210     $2,633    $ 4,738     $7,979
                                                     =======     ======    =======     ======

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
                             (dollars in thousands)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                          -----------------
                                                          2003         2002
                                                          ----         ----
Cash flows from operating activities:
  Interest received from:
    Loans                                               $ 30,901     $ 32,636
    Investments                                            5,876        6,894
Fees and service charges                                   6,812        5,774
Interest paid to depositors                              (11,877)     (12,460)
Interest paid to others                                   (2,973)      (3,967)
Cash paid to suppliers and employees                     (14,778)     (15,458)
Income taxes paid                                         (1,815)      (1,538)
                                                        --------     --------
    Net cash provided by operating activities             12,146       11,881

Cash flows from investing activities:
  Proceeds from sales of investment securities                 0        8,506
  Principal payments received on investments              59,429       36,610
  Purchase of investments                                (82,158)     (36,965)
  Purchase of insurance contracts                         (4,000)     (13,000)
  Proceeds from sale of other real estate owned            1,623        1,582
  Proceeds from sale of subsidiary's assets                1,884            0
  Loans made to customers in excess of principal
    collected                                            (12,076)     (46,594)
  Capital expenditures                                    (1,310)      (2,761)
                                                        --------     --------
    Net cash used in investing activities                (36,608)     (52,622)

Cash flows from financing activities:
  Net increase (decrease) in demand deposits,
    NOW accounts, and savings accounts                    32,094       (2,552)
  Net increase (decrease) in short term borrowing         (1,773)      12,943
  Net increase (decrease) in time deposits               (18,863)      68,367
  Proceeds from (payments on) other borrowings
       and long-term debt                                     93      (25,000)
  Payments on other borrowings and long term debt            (53)         (53)
  Proceeds from issuance of common stock                     878           55

  Dividends paid                                          (3,907)      (3,587)
                                                        --------     --------
    Net cash provided by financing activities              8,469       50,173
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents     (15,993)       9,432
Cash and cash equivalents, beginning                      33,300       24,033
                                                        --------     --------
Cash and cash equivalents, ending                       $ 17,307     $ 33,465
                                                        ========     ========

                                                                SEPTEMBER 30
                                                           ----------------------
                                                             2003         2002
                                                           ---------     --------
Reconciliation of net income to net cash provided
  by operating activities:

Net income                                                 $   5,934     $  6,277
Adjustments to reconcile net income to net cash
  provided by operating Activities:
    Depreciation                                               1,336        1,220
    Provision for losses on loans and real estate owned        3,137        2,700
    Amortization of premium on investments                       635          175
    Accretion of discount on investments                        (130)        (142)
    Cash surrender value increase                               (540)        (218)
    (Gain) Loss from disposal of ORE                             (59)          (7)
    Gain on sale of loans                                     (1,697)        (830)
    Proceeds from sale of loans held for sale                130,396       51,209
    Originations of loans held for sale                     (128,699)     (50,379)
    Gain on sale of subsidiary                                  (350)           0
    Loss from disposal of fixed assets                             0         (107)
    Equity in income of service center                          (231)        (230)
    Amortization of mortgage servicing rights                    393          267
    Mortgage servicing rights booked                            (467)        (154)
    Deferred compensation                                        313          194
    Changes in assets and liabilities:
      Interest receivable                                        611          592
      Prepaids and other assets                                1,328         (429)
      Unearned income                                            (52)          10
      Interest payable                                          (455)         366
      Taxes payable                                              382        1,017
      Other liabilities                                          361          861
                                                           ---------     --------
Total adjustments                                              6,212        5,604
                                                           ---------     --------
Net cash provided by operating activities                  $  12,146     $ 11,881
                                                           =========     ========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2002 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of September 30, 2003 and December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of results to be expected for the entire year.

2. The book value of investment securities, by type, held by Baylake Corp. are as follows:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2003            2002
                                                    -------------   ------------
                                                       (dollars in thousands)
Investment securities held to maturity:
Obligations of state and political subdivisions       $ 17,303        $ 18,227
                                                      --------        --------
Investment securities held to maturity                $ 17,303        $ 18,227
                                                      ========        ========

Investment securities available for sale:

U.S. Treasury and other U.S. government agencies      $ 37,195        $ 40,593
Obligations of states and political subdivisions        35,878          37,654
Mortgage-backed securities                              75,476          50,851
Other                                                    5,460           4,041
                                                      --------        --------

Investment securities available for sale              $154,009        $133,139
                                                      ========        ========

3.    At September 30, 2003 and December 31, 2002, loans were as follows:

                                             SEPTEMBER 30      DECEMBER 31,
                                                 2003              2002
                                             ------------      ------------
                                                (dollars in thousands)
Commercial, financial and agricultural        $  88,212         $  89,207
Real estate-commercial                          379,571           351,425
Real estate-construction                         66,750            75,688
Real estate-mortgage                            125,125           133,365
Installment                                      14,680            14,916
Less: Deferred loan origination
  fees, net of costs                               (264)             (316)
                                              ---------         ---------
                                              $ 674,074         $ 664,285
Less allowance for loan losses                  (12,634)          (11,410)
                                              ---------         ---------
Net loans                                     $ 661,440         $ 652,875
                                              =========         =========

4. Baylake Corp. declared a cash dividend of $0.13 per share payable on September 15, 2003 to shareholders of record as of September 2, 2003.

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

                                 Three and Nine months ended September 30
                                 ----------------------------------------
                              Three months ended          Nine months ended
                                 September 30,              September 30,
                              ------------------          -----------------
                                (In thousands, except per share amounts)
                             2003          2002          2003          2002
                           ---------     ---------     ---------     ---------
Net income, as reported    $   2,241     $   2,214     $   5,934     $   6,277
Less: Total stock-based
  employee compensation
  cost determined under
  the fair value based
  method, net of income
  taxes                          (80)          (94)         (238)         (282)
                           ---------     ---------     ---------     ---------
Pro forma net income           2,161         2,120         5,696         5,995
Earnings per share:
  Basic - as reported      $    0.30     $    0.30     $    0.79     $    0.84
  Basic - pro forma        $    0.29     $    0.29     $    0.76     $    0.80
  Diluted - as reported    $    0.30     $    0.30     $    0.78     $    0.83
  Diluted - pro forma      $    0.29     $    0.29     $    0.75     $    0.79

                         PART 1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and nine months ended September 30, 2003 and 2002 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen") and changed its name to Baylake Bank, N.A. ("BLBNA"). Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". As part of the acquisition, the Company was required to contribute $7 million of capital to Evergreen. As of the date of this report, no payments to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, based on a formula set forth in the stock purchase agreement, not to exceed $2 million. Such contingent payments are not accrued at September 30, 2003, since that amount, if any, is not estimable.

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

Forward-looking statements, by their nature, are subject to risks and uncertainties. A number of factors, many of which are beyond the control of Baylake Corp., could cause actual conditions, events, or results to differ significantly from those indicated by the forward-looking statements. The statements contained herein describe some of these factors, including certain credit, market, operational, liquidity and interest rate risks associated with the Company's business and operations. Other factors include changes in general business and economic conditions, world events (especially those which could affect our customers' tourism-related businesses), competition which among other things affects the demand for our products and services and our customers' ability to repay loans, fiscal and monetary policies and the possibilities of changes in laws affecting financial institutions as well as on customers' businesses.

Forward-looking statements speak only as of the date they are made, and Baylake Corp. does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Results of Operations

For the three months ended September 30, 2003, earnings increased $27,000, or 1.2%, to $2.2 million from $2.2 million for the third quarter last year. Basic operating earnings per share of $0.30 was reported for the quarter ended September 30, 2003 compared to $0.30 for the same period last year. On a fully diluted basis, the Company recorded $0.30 per share for the third quarter in 2003 and $0.30 for the same period in 2002.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three months          Three months         Nine months          Nine months
                                         ended September 30,  ended September 30,  ended September 30,  ended September 30,
                                                2003                 2002                  2003                 2002
                                         -------------------  -------------------  -------------------  -------------------
Net income, as reported                         2,241               2,214                 5,934                6,277
EPS-basic, as reported                           0.30                0.30                  0.79                 0.84
EPS-diluted, as reported                         0.30                0.30                  0.78                 0.83
Return on average assets, as reported            0.97%               0.99%                 0.88%                0.97%
Return on average equity, as reported           13.09%              13.80%                11.83%               13.62%
Efficiency ratio, as reported (1)               58.18%              54.49%                60.22%               58.58%

      (1) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net


The annualized return on average assets and return on average equity for the three months ended September 30, 2003 were 0.97% and 13.09%, respectively, compared to 0.99% and 13.80%, respectively, for the same period a year ago.

The increase in net income for the period was primarily due to an increase in other income and a reduction in the provision for loan loss. This was partially offset by decreased net interest income, an increase in other expenses and an increase in income tax expense.

Cash dividends declared in the third quarter of 2003 increased 8.3% to $0.13 per share compared with $0.12 for the same period in 2002.

For the nine months ended September 30, 2003, net income decreased $343,000 or 5.5% to 5.9 million from $6.3 million for the same period a year earlier. The change in net income for the nine months ended September 30, 2003 was due to an increase in other expense and an increase in provision for loan loss and a decrease in net interest income. This was partially offset by an increase in other income and a decrease in income tax expense. Basic operating earnings per share decreased to $0.79 compared to $0.84 per share for the nine months ended September 30, 2002. On a fully diluted basis, the Company reported $0.78 per share for the first nine months of 2003 and $0.83 for the same period a year earlier.

Cash dividends declared for the first nine months of 2003 increased 8.3% to $0.39 per share compared with $0.36 for the same period in 2002.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 72.5% of total operating income for the first nine months of

2003, as compared to 77.0% for the same period in 2002. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended September 30, 2003 decreased $230,000, or 2.8%, to $7.9 million from $8.1 million for the same period a year ago. As a result of a lower interest rate environment, total interest income for the third quarter of 2003 decreased $1.4 million, or 10.3%, to $12.3 million from $13.7 million for the third quarter of 2002, while interest expense in the third quarter of 2003 decreased $1.2 million, or 21.4%, to $4.3 million when compared to $5.5 million in the third quarter of 2002. The major contributing factor to the decline in net interest income was net interest margin compression due to the asset sensitive position of Baylake's balance sheet. This margin compression was due to continued downward repricing of earning assets without a point-for-point decrease in interest bearing liability rates. The effect of the 25 basis point decrease in the prime lending rate in the latter part of the third quarter of 2003 impacted interest income for the third quarter. The decrease in net interest income between these two quarterly periods occurred in spite of growth in the average volume of interest earning assets and non-interest bearing deposits offset partially by an increase in interest paying liabilities. The decline in total interest expense in the third quarter of 2003 versus the third quarter of 2002 did not offset the decline in interest income.

For the three months ended September 30, 2003, average-earning assets increased $39.7 million, or 5.0%, when compared to the same period last year. The Company recorded an increase in average loans of $29.8 million, or 4.6%, for the third quarter of 2003 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased for the quarter ended September 30, 2003 when compared to the same period a year ago. The interest rate spread decreased 31 basis points to 3.49% at September 30, 2003 from 3.80% in the same quarter in 2002. While the average yield on earning assets decreased 100 basis points during the period, the average rate paid on interest-bearing liabilities decreased 68 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

                                     TABLE 2
             NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
                                ($ IN THOUSANDS)
                        THREE MONTHS ENDED SEPTEMBER 30,

                                                               2003                                       2002
                                                               ----                                       ----
                                               Average      Interest       Average        Average       Interest        Average
                                               Balance      income/exp    yield/rate      Balance      income/exp      yield/rate
                                               -------      ----------    ----------      -------      ----------      ----------
ASSETS
Earning assets:
Loans, net (1)(2)(3)                           $ 675,220                                  $ 645,452
Less:  non-accrual loans                         (12,866)                                   (18,259)
                                               ---------                                  ---------
Loans, net                                       662,354     $ 10,104        6.05%          627,193      $ 11,032         6.98%

Investments                                      169,584        2,139        5.00%          169,615         2,631         6.15%
Other earning assets                               5,528           10        0.72%            1,002             3         1.19%
                                               ---------     --------       ------        ---------      --------         -----
Total earning assets                           $ 837,467     $ 12,253        5.80%        $ 797,810      $ 13,666         6.80%
Allowance for loan losses                       (12,222)                                     (8,124)
Non-accrual loans                                 12,866                                     18,259
Cash and due from banks                           17,907                                     19,902
Other assets                                      59,684                                     60,722
                                               ---------                                  ---------
Total assets                                   $ 915,701                                  $ 888,569
                                               ---------                                  ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
NOW accounts                                   $  80,966     $    156        0.76%        $  57,575       $   154         1.06%
Savings accounts                                 199,630          399        0.79%          198,994           757         1.51%
Time deposits > $100M                            174,750        1,340        3.04%          183,893         1,723         3.72%
Time deposits < $100M                            201,852        1,517        2.98%          191,353         1,742         3.61%
                                               ---------     --------       ------        ---------       -------         -----
Total interest-bearing deposits                  657,198        3,412        2.06%          631,815         4,376         2.75%

Short-term borrowings                              8,497           27        1.26%           12,604            64         2.01%
Customer repurchase agreements                     1,067            3        1.12%            2,079             9         1.72%
Other borrowings                                  61,335          487        3.15%           70,003           664         3.76%
Long term debt                                        53            1        7.49%              107             1         3.71%
Trust preferred securities                        16,100          411       10.13%           16,100           410        10.10%
Total interest-bearing liabilities             $ 744,250      $ 4,341        2.31%        $ 732,708       $ 5,524         2.99%
                                               ---------      -------       ------        ---------       -------         -----
Demand deposits                                   96,676                                     82,314
Accrued expenses and other liabilities             6,846                                      9,877
Stockholders' equity                              67,929                                     63,670
                                               ---------                                  ---------
Total liabilities and stockholders' equity     $ 915,701                                  $ 888,569
                                               ---------                                  ---------

Interest rate spread                                          $ 7,912        3.49%                        $ 8,142         3.80%
Contribution of free funds                                                   0.26%                                        0.24%
                                                                             -----                                        -----
Net interest margin                                                          3.75%                                        4.05%
                                                                             -----                                        -----

             NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
                                ($ IN THOUSANDS)
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                              2003                                       2002
                                                              ----                                       ----
                                              Average      Interest        Average        Average       Interest       Average
                                              Balance      income/exp     yield/rate      Balance      income/exp     yield/rate
                                              -------      ----------     ----------      -------      ----------     ----------
ASSETS
Earning assets:

Loans, net (1)(2)(3)                          $ 677,449                                  $ 628,251
Less:  non-accrual loans                        (11,642)                                   (15,269)
                                              ---------                                  ---------
Loans, net                                      665,807      $ 30,494        6.12%         612,982       $ 32,352        7.06%
Investments                                     160,290         6,132        5.11%         175,185          7,872        6.01%
Other earning assets                              5,192            33        0.85%           1,645             21        1.71%
                                              ---------      --------       ------       ---------       --------       ------
Total earning assets                          $ 831,289      $ 36,659        5.90%       $ 789,812       $ 40,245        6.81%
Allowance for loan losses                       (12,222)                                    (8,315)
Non-accrual loans                                11,642                                     15,269
Cash and due from banks                          17,734                                     17,820
Other assets                                     59,318                                     50,366
                                              ---------                                  ---------
Total assets                                  $ 907,761                                  $ 866,952
                                              ---------                                  ---------

LIABILITIES AND STOCKHOLDER'S EQUITY
Interest-bearing liabilities:
NOW accounts                                  $  70,895      $    496        0.94%        $ 50,746       $    357        0.94%
Savings accounts                                195,695         1,381        0.94%         204,070          2,380        1.56%
Time deposits > $100M                           181,388         4,397        3.24%         163,363          4,816        3.94%
Time deposits < $100M                           212,035         5,210        3.29%         186,596          5,418        3.88%
                                              ---------      --------       ------       ---------       --------       ------
Total interest-bearing deposits                 660,013        11,484        2.33%         604,775         12,971        2.87%

Short-term borrowings                             6,728            70        1.39%          22,880            347        2.03%
Customer repurchase agreements                    1,211            10        1.10%           2,494             32        1.72%
Other borrowings                                 63,765         1,596        3.35%          75,184          2,206        3.92%
Long term debt                                       53             2        5.05%             106              4        5.05%
Trust preferred securities                       16,100         1,234       10.25%          16,100          1,233       10.24%
Total interest-bearing liabilities            $ 747,870      $ 14,396        2.57%       $ 721,539       $ 16,793        3.11%
                                              ---------      --------       ------       ---------       --------       ------
Demand deposits                                  85,039                                     73,657

Accrued expenses and other liabilities            7,812                                      8,124
Stockholders' equity                             67,040                                     61,632
                                              ---------                                  ---------
Total liabilities and stockholders' equity    $ 907,761                                  $ 864,952
                                              ---------                                  ---------
Interest rate spread                                         $ 22,263        3.32%                       $ 23,452        3.70%
Contribution of free funds                                                   0.26%                                       0.27%
                                                                            ------                                       -----
Net interest margin                                                          3.58%                                       3.97%
                                                                            ------                                       -----

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

Net interest margin (on a federal tax-equivalent basis) for the three months ended September 30, 2003 decreased from 4.05% to 3.75% compared to the same period a year ago. The average yield on interest earning assets amounted to 5.80% for the third quarter of 2003, representing a decrease of 100 basis points from the same period last year. Total loan yields decreased 93 basis points to 6.05%, while total investment yields decreased 115 basis points to 5.00%, as compared to the same period a year ago. The Company's average cost on interest-bearing deposit liabilities decreased 69 basis points to 2.06% for the third quarter of 2003 when compared to the third quarter of 2002, while short-term borrowing costs decreased 75 basis points to 1.26% comparing the two periods. Other borrowing costs decreased 61 basis points to 3.15% during the same time period. These factors contributed to a decrease in the Company's interest margin for the three months ended September 30, 2003 compared to the same period a year ago.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.5% for the third quarter of 2003 compared to 89.8% for the third quarter of 2002. The ratio was the same for both periods as a result of growth in earning assets offset by a decrease in non-accrual loans.

Net interest income on a tax equivalent basis for the nine months ended September 30, 2003 decreased $1.2 million, or 5.1%, to $22.3 million from $23.5 million for the same period a year earlier. As a result of a lower interest rate environment, total interest income for the nine months ended September 30, 2003 decreased $3.6 million to $36.7 million from $40.3 million for the same period a year ago. Interest expense decreased $2.4 million, or 14.3%, to $14.4 million from $16.8 million for the same comparable periods. Decrease in net interest income occurred primarily as a result of the reasons listed earlier.

For the nine months ended September 30, 2003, average-earning assets increased $41.4 million, or 5.3%, when compared to the same period last year. The Company recorded an increase in average loans of $49.2 million or 7.8% for the first nine months of 2003 when compared the same period a year earlier. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

The interest rate spread decreased 38 basis points to 3.32% for the nine months ended September 30, 2003 from 3.70% for the same period in 2002. While the average yield on earning assets decreased 91 basis points during the period, the average rate paid on interest-bearing liabilities decreased 54 basis points over the same period as a result of a lower cost of funding from deposits and other wholesale funding sources such as loans from the Federal Home Loan Bank.

Net interest margin (on a federal tax-equivalent basis) for the nine months ended September 30, 2003 decreased 39 basis points from 3.97% to 3.58% compared to the same period last year. The average on interest earning assets amounted to 5.90% for the nine months ended September 30, 2003, representing a decrease of 91 basis points from the same period a year earlier. Total loan yields decreased 94 basis points to 6.12%, while total investment yields decreased 90 basis points to 5.11% compared to the same period a year ago. The Company's average cost on interest bearing deposit liabilities decreased 54 basis points to 2.33% for the nine months ended September 30, 2003 when compared to the same period a year ago, while short-term borrowing costs decreased 64 basis points to 1.39%, comparing the two periods. Other borrowing costs decreased 57 basis points to 3.35% over the same time horizon. These factors contributed to a decrease in the Company's interest margin for the nine months ended September 30, 2003 compared to the same period a year ago.

The ratio of average earning assets to average total assets was 91.6% in the first nine months of 2003 compared with 91.1% for the same period in 2002.

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

The provision for loan losses for the three months ended September 30, 2003 decreased $442,000 to $1.2 million compared with $1.7 million for the third quarter of 2002. For the nine months ended September 30, 2003, the provision for loan losses increased $437,000 to $3.1 million compared with $2.7 million for the same period last year. Management believes that the current allowance (giving effect to the increased provision) conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. See "Risk Management and the Allowance for Possible Loan Losses" below.

Non-Interest Income

Total non-interest income increased $88,000, or 3.0%, to $3.1 million for the third quarter of 2003 when compared to the third quarter of 2002. This increase occurred as a result of increased gains from sales of loans, increased fees from loan servicing and increased income from business owned life insurance partially offset by a decrease in brokerage income, other income, non-bank subsidiary income and a decrease in securities gains.

                                     TABLE 3
                               NONINTEREST INCOME
                                ($ in Thousands)

                                          Third Quarter     Third Quarter   Percent         YTD         YTD         Percent
                                              2003              2002         change         2003        2002         change
                                          -------------     -------------   --------       ------      -------      --------
Trust                                           216               170          27.1%          509         494          3.0%
Service charges on deposit accts                741               761          (2.6%)       2,172       2,113          2.8%
Other fee income                                171               177          (3.4%)         486         535         (9.2%)
Loan servicing income                           701               273         156.8%        1,763         765        130.5%
Brokerage commissions                           133               170         (21.8%)         361         444        (18.7%)
Business owned life insurance                   204               176          15.9%          540         218        147.7%

Non-bank subsidiary income                        0               328             NM          125         752        (83.4%)
Gains from sales of loans                       653               386          69.2%        1,696         830        104.3%
Gain from sale of non-bank subsidiary             0                 0             NM          350           0             NM
Securities gains                                  0               511             NM            0         511             NM
Other                                           236                15             NM          441         324         36.1%
                                              -----             -----        -------        -----       -----       -------
Total                                         3,055             2,967           3.0%        8,443       6,986         20.9%

Trust fees increased $46,000, or 27.1%, in the third quarter of 2003 compared to the same quarter in 2002, primarily as a result of increased trust estate business.

Loan servicing fees increased $428,000, or 156.8%, to $701,000 in the third quarter of 2003, when compared to the same quarter in 2002. The increase in 2003 resulted from an increase in commercial loan servicing income.

Gains on sales of loans in the secondary market increased $267,000 to $653,000 in the third quarter of 2003, when compared to the same quarter in 2002, primarily as a result of increased gains from sales of mortgage and commercial loans. Declines in interest rates continue to stimulate mortgage production, including an increase in refinancing activity, although that trend is expected to decline in the near future.

Service charges on deposit accounts for the third quarter of 2003 showed a decrease of $20,000, or 2.6%, over 2002 results. Financial service income decreased $37,000, or 21.8%. Income from business owned life insurance ("BOLI") amounted to $204,000 for the third quarter of 2003 compared to $176,000 a year earlier. A $13 million purchase of BOLI had been made in the second quarter of 2002 along with an additional purchase of $4 million in the second quarter of 2003. Revenues generated from the operation of Arborview LLC ("Arborview") (a subsidiary formed in 2002 to manage a community based residential facility and sold in the first quarter of 2003) as a result of the sale were $0 for the third quarter compared to $328,000 a year earlier.

Other income increased $221,000 to $236,000 in the third quarter of 2003 compared to 2002. $89,000 of income was realized as a result of interest paid on tax refunds from previously amended returns. In addition, $36,000 of income was realized from in-house attorney fees on various loan issues satisfied during the quarter ended September 30, 2003.

For the first nine months of 2003, non-interest income increased $1.5 million, or 20.9%, to $8.4 million from $7.0 million for the same period a year ago.

Trust fee income increased $15,000, or 3.0%, to $509,000 for the first nine months of 2003 compared to $494,000 for the same period in 2002, primarily a result of increased trust business partially offset by reduced fees assessed on various trust accounts as a result of lower market values.

For the first nine months of 2003, service charges on deposit accounts increased $59,000, or 2.8%, to $2.2 million from $2.1 million for the same period in 2002 as a result of a lower rate environment that has provided lower earnings credits on transaction accounts resulting in more deposit fees.

Loan servicing fee income increased $998,000, or 130.5%, to $1.8 million for the first nine months of 2003 compared to $765,000 for the same period in 2002.

Income from business owned life insurance increased $322,000 to $540,000 for the nine months ended September 30, 2003 compared to $218,000 for the same period in 2002 based on the purchase made in June 2002.

Gains on sales of loans in the secondary market increased $866,000 to $1.7 million for the first nine months of 2003, when compared to the same period in 2002, primarily the result of increased gains from the sales of mortgage loans. Sales of loans for the nine months ended September 30, 2003 increased to $130.4 million, compared to $51.2 million for the same period a year earlier.

Gains from the sale of a non-bank subsidiary consisted of a gain made on the sale of Arborview in February 2003 in the amount of $350,000.

Non-Interest Expense

Non-interest expense increased $328,000, or 5.4%, for the three months ended September 30, 2003 compared to the same period in 2002. Salaries and employee benefits showed an increase of $132,000, or 3.7%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. Full time equivalent staff increased to 300 persons from 293 a year earlier. A decrease in occupancy expense (amounting to $10,000 or 2.0%) and an increase in equipment expenses (amounting to $72,000 or 18.2%) occurred as a result of additional depreciation expense on new technology equipment and software in 2003 compared to 2002.

                                     TABLE 4
                               NONINTEREST EXPENSE
                                ($ in Thousands)

                                     Third quarter    Third quarter   Percent        YTD        YTD        Percent
                                          2003             2002        change        2003       2002        change
                                     -------------    -------------   --------      -------    -------     --------
Personnel                                3,721             3,589          3.7%      11,067     10,394         6.5%
Occupancy                                  495               505         (2.0%)      1,442      1,520        (5.1%)
Equipment                                  467               395         18.2%       1,283      1,180         8.7%
Data processing                            269               261          3.1%         807        768         5.1%
Business development/advertising           223               176         26.7%         531        470        13.0%
Supplies and printing                      101               161        (37.3%)        342        452       (24.3%)
Director fees                              106               105          1.0%         306        315        (2.9%)
FDIC                                        27                28         (3.6%)         86         85         1.2%
Amortization of MSR's                      208                90        131.1%         393        266        47.7%
Legal and professional                      76                82         (7.3%)        299        239        25.1%
Operation of other real estate              71              (49)             NM        208        161        29.2%
Other                                      617               710        (13.1%)      1,728      1,980       (12.7%)
                                         -----             -----       -------       -----      -----      -------
Total                                    6,381             6,053          5.4%      18,492     17,830         3.7%

Expenses related to the operation of other real estate owned increased $120,000 to $71,000 for the quarter ended September 30, 2003 compared to the same period in 2002. Included in these expenses were net gains taken on the sale of other real estate owned amounting to $34,000 for the third quarter of 2003 compared to net gains taken on sale of $75,000 for the same period in 2002. In addition, costs related to the holding of other real estate owned properties increased $87,000 to $113,000 for the third quarter of 2003.

Mortgage servicing rights expense includes the amortization of the mortgage servicing rights asset. Amortization of mortgage servicing rights increased by $118,000 to $208,000 for the three months ended September 30, 2003 compared to the same period in 2002. The increase reflects the decline in interest rates and subsequent refinancing, thereby accelerating the writedown of mortgage servicing rights asset.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment as least annually. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 and SFAS No. 144 does not have a material impact on the Company's financial statements. There was no impairment for 2002 and impairment testing for 2003 will occur in the fourth quarter of 2003.

Other items (such as supplies, marketing, telephone, postage and director fees) comprising other operating expense show a decrease of $112,000 or 8.9% in the third quarter of 2003 when compared to the same quarter in 2002. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.44% for the three months ended September 30, 2003 compared to 1.38% for the same period in 2002.

Non-interest expense increased $662,000, or 3.7%, for the nine months ended September 30, 2003 compared to the same period in 2002. Salaries and employee benefits showed an increase of $673,000, or 6.5%, for the period as a result of additional staffing to operate new facilities and regular salary and related benefit increases. A decrease in occupancy expense (amounting to $78,000 or 5.1%) and an increase in equipment expense (amounting to $103,000 or 8.7%) reflects the reduced activity in expansion activity for the first nine months of 2003 compared to the same period in 2002.

Operation of other real estate shows an increase of $47,000. The increase is related primarily to net gains taken on the sale of other real estate amounting to $77,000 in the first nine months of 2003 compared to net gains of $28,000 taken in the same period in 2002. Other expenses related to the operation of other real estate owned amounted to $295,000 for the first nine months of 2003.

Other operating expenses decreased $122,000, or 3.2%, for the nine months ended September 30, 2003 when compared to the same period a year ago. Included in these expenses are costs related to the operation of Arborview of $169,000 in 2003 and $671,000 in 2002.

The overhead ratio was 1.48% for the nine months ended September 30, 2003 compared to 1.67% for the same period in 2002.

Income Taxes

Income tax expense for the Company for the three months ended September 30, 2003 was $831,000, an increase of $22,000, or 2.7%, compared to the same period in 2002. The increase in income tax provision for the period was due to increased taxable income.

Income tax expense for the Company for the nine months ended September 30, 2003 was $2.2 million, a decrease of $358,000, or 14.0%, compared to the same period in 2002.

The Company's effective tax rate (income tax expense divided by income before taxes) was 27.0% for the nine months ended September 30, 2003 compared with 30.1% for the same period in 2002. The effective tax rate of 27.0% consisted of a federal effective tax rate of 23.3% and Wisconsin State effective tax rate of 3.7%.

Balance Sheet Analysis

Loans

At September 30, 2003, total loans increased $9.8 million, or 1.5%, to $674.1 million from $664.3 million at December 31, 2002. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $379.6 million at September 30, 2003 compared to $351.4 million at December 31, 2002. In addition, commercial loans decreased to $88.2 million at September 30, 2003, compared to $89.2 million at December 31, 2002. Real estate construction loans decreased to $66.8 million at September 30, 2003, compared to $75.7 million at December 31, 2002. Real estate mortgage loans decreased to $125.1 million at September 30, 2003, compared with $133.4 million at December 31, 2002. Consumer loans were $14.7 million and $14.9 million at September 30, 2003 and December 31, 2002, respectively.

Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

                                     TABLE 5
                             LOAN PORTFOLIO ANALYSIS
                                ($ in Thousands)

                                                        September 30,       December 31,
                                                             2003              2002
                                                        -------------       ------------
Amount of loans by type (dollars in thousands)
Real estate-mortgage
  Commercial                                               $379,571           $351,425
  1-4 family residential
      First liens                                            76,458             86,161
      Junior liens                                           19,673             21,789
      Home equity                                            28,994             25,415
Commercial, financial and agricultural                       88,212             89,207
Real estate-construction                                     66,750             75,688
Installment
  Credit cards and related plans                              2,113              2,057
  Other                                                      12,567             12,859
Less:  deferred origination fees, net of costs                  264                316
                                                           --------           --------
      Total                                                $674,074           $664,285

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

As the following table indicates, the ALL at September 30, 2003 was $12.6 million compared with $11.4 million at the end of 2002. Loans increased 1.5% from December 31, 2002 to September 30, 2003, while the allowance as a percent of total loans increased due to the loan loss provision being higher in comparison to loan growth for the first nine months of 2003. The September 30, 2003 ratio of ALL to outstanding loans was 1.87% compared with 1.72% at December 31, 2002 and the ALL as a percentage of non-performing loans was 64.9% at September 30, 2003 compared to 51.7% at end of year 2002. Based on management's analysis of the loan portfolio risk at September 30, 2003, a provision expense of $3.1 million was recorded for the nine months ended September 30, 2003, an increase of $437,000 or 16.2% compared to the same period in 2002. Net loan charge-offs of $1.9 million occurred in the first nine months of 2003, and the ratio of net charge-offs to average loans for the period ended September 30, 2003 was 0.38% compared to 0.29% at September 30, 2002. Real estate mortgage loan net charge-offs represented 54.2% of the total net charge-offs and commercial loans represented 39.9% of the net charge-offs for the first nine months of 2003. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

                                     TABLE 6
               ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                                ($ in thousands)

                                                   For the period ended    For the period ended    For the period ended
                                                     September 30, 2003      September 30, 2002     December 31, 2002
                                                     ------------------      ------------------     -----------------
Allowance for  Loan Losses ("ALL")
Balance at beginning of period                             $ 11,410                $ 7,992                $ 7,992
Provision for loan losses                                     3,137                  2,700                  5,700
Charge-offs                                                   2,770                  1,925                  3,055
Recoveries                                                      857                    553                    773
                                                           --------               --------               --------
Balance at end of period                                     12,634                  9,320                 11,410
Net charge-offs ("NCOs")                                      1,913                  1,372                  2,282

Nonperforming Assets:
Nonaccrual loans                                           $ 11,783               $ 18,490               $ 12,244
Accruing loans past due 90 days or more                           0                      0                      0
Restructured loans                                            7,674                  4,099                  9,844
                                                           --------               --------               --------
Total nonperforming loans ("NPLs")                         $ 19,457               $ 22,589               $ 22,088
Other real estate owned                                       1,359                  2,639                  2,890
                                                           --------               --------               --------
Total nonperforming assets ("NPAs")                        $ 20,816               $ 25,228               $ 24,978
Ratios:
ALL to NCO's (annualized)                                      4.94                   5.09                   5.00
NCO's to average loans (annualized)                            0.38%                  0.29%                  0.36%
ALL to total loans                                             1.87%                  1.43%                  1.72%
NPL's to total loans                                           2.89%                  3.48%                  3.33%
NPA's to total assets                                          2.27%                  2.79%                  2.76%
ALL to NPL's                                                  64.93%                 41.26%                 51.66%

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

                                     TABLE 7
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                ($ in thousands)

                           September 30,      Percent of     September 30,   Percent of    Dec 31,     Percent of
                               2003            loans to         2002          loans to      2002        loans to
                              Amount          total loans       Amount       total loans   Amount      total loans
                           -------------      -----------    -------------   -----------   -------     -----------
Commercial, financial
& agricultural               $  4,621           13.09%       $   1,612        12.94%      $   3,679       13.43%

Commercial real estate          5,882           56.27%           5,200        50.28%          4,639       52.85%
Real Estate:
  Construction                    580            9.90%             380        12.73%            814       11.39%
  Residential                     799           14.26%           1,320        17.57%          1,467       16.25%
Home equity lines                 158            4.30%             150         4.04%            228        3.83%
Consumer                           58            1.87%             150         2.12%            139        1.94%
Credit card                        42            0.31%              70         0.32%             83        0.31%
Loan commitments                  250                              158                          154
Not specifically
  allocated                       244                              280                          207
                            ---------                        ---------                    ---------
Total allowance              $ 12,634          100.00%       $   9,320       100.00%      $  11,410      100.00%
Allowance for credit
  loss as a percentage
  of total loans                 1.87%                            1.43%                        1.72%
Period end loans             $674,074                        $ 649,894                    $ 664,285


While probable asset quality problems exist in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at September 30, 2003. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collectibility.

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

Non-performing assets at September 30, 2003 were $20.8 million compared to $25.0 million at December 31, 2002. Other real estate owned totaled $1.4 million and consisted of five residential and ten commercial properties. Other real estate owned at December 31, 2002 totaled $2.9 million, including an investment in Arborview, an operating subsidiary of the Company, totaling $2.0 million. This subsidiary was sold in February 2003, resulting in a gain on sale of approximately $350,000. Non-accrual loans represented $11.8 million of the total of non-performing assets at September 30, 2003. Real estate non-accrual loans accounted for $9.8 million of the total, of which $3.3 million was residential real estate and $6.5 million was commercial real estate, while commercial and industrial non-accruals accounted for $1.9 million. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these loans. Troubled debt restructured loans represent $7.7 million of non-performing loans at September 30, 2003 and $9.8 million at December 31, 2002. Approximately $6.8 million of troubled debt restructured loans at September 30 consists of two commercial real estate credits which were granted various payment concessions and had experienced past cash flow problems. These credits were current at September 30, 2003. Management believes that collateral is sufficient in those loans classified as troubled debt in event of default, with the exception that $2.9 million in loan loss provision has been allocated to a commercial credit totaling $4.0 million (included in credits totaling $6.8 million). Management is monitoring this loan credit on a monthly basis and working with the borrower to minimize any additional loss exposure. As a result, the ratio of non-performing loans to total loans at September 30, 2003 was 2.9% compared to 3.3% at end of year 2002. The Company's ALL was 64.9% of total non-performing loans at September 30, 2003 compared to 51.7% at end of year 2002.

Potential problem loans at September 30, 2003 amounted to $8.5 million compared to a total of $5.2 million at December 31, 2002. $7.5 million of the problem loans stem from three commercial credits experiencing cash flow concerns. Various commercial loans totaling $1.0 million make up the balance of the total potential problem loans. With the exceptions noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Except as noted above, management does not presently expect significant losses from credits in the potential problem loan category.

Investment Portfolio

At September 30, 2003, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $19.9 million, or 13.2%, to $171.3 million from $151.4 million at December 31, 2002. At September 30, 2003, the investment portfolio represented 18.7% of total assets compared with 16.7% at December 31, 2002.

Securities held to maturity and securities available for sale consist of the following:

                                     TABLE 8
                          INVESTMENT SECURITY ANALYSIS
                              At September 30, 2003
                                ($ in Thousands)

                                                             Gross Unrealized     Gross Unrealized     Estimated Market
                                         Amortized Cost            Gains                Losses               Value
                                         --------------      ----------------     ----------------     ----------------
Securities held to maturity
Obligations of states &
  political subdivisions                     $ 17,303               $  295               $    0             $ 17,598
                                             --------               ------               ------             --------
Securities available for sale

Obligations of U.S. Treasury &
  other U.S. Agencies                          35,244                1,951                    0               37,195

Mortgage-backed securities                     76,430                  221                1,175               75,476
Obligations of states &
  political subdivisions                       33,825                2,053                    0               35,878
Other securities                                5,445                   15                                     5,460
Total securities available for
  sale                                       $150,944               $4,240               $1,175             $154,009
                                             --------               ------               ------             --------

                              At December 31, 2002
                                ($ in Thousands)

                                                             Gross Unrealized     Gross Unrealized     Estimated Market
                                         Amortized Cost            Gains                Losses               Value
                                         --------------      ----------------     ----------------     ----------------
Securities held to maturity
Obligations of states &
  political subdivisions                   $ 18,227              $   297                  $ 0             $ 18,524
                                           --------              -------                  ---             --------

Securities available for sale
Obligations of U.S. Treasury &
  other U.S. Agencies                      $ 38,379              $ 2,214                  $ 0             $ 40,593
Mortgage-backed securities                   49,968                  941                   58               50,851
Obligations of states &
  political subdivisions                     35,840                1,817                    3               37,654

Other securities                              4,019                   22                                     4,041
                                           --------              -------                  ---             --------

Total securities available for
  sale                                     $128,206              $ 4,994                  $61             $133,139

At September 30, 2003, the contractual maturities of securities held to maturity and securities available for sale are as follows:

                                     TABLE 9
                          INVESTMENT PORTFOLIO MATURITY
                                ($ in Thousands)



                                 Securities held to Maturity                     Securities Available for Sale
                             ------------------------------------            ------------------------------------
                             Amortized Cost          Market Value            Amortized Cost          Market Value
                             --------------          ------------            --------------          ------------

Within 1 year                   $  2,236                 $ 2,240                 $ 8,908                 $ 9,038
After 1 but within 5 years         7,317                   7,548                  71,435                  73,239
After 5 but within 10 years        3,033                   3,093                  51,992                  52,572
After 10 years                     4,717                   4,717                  15,689                  16,240
Equity securities                      0                       0                   2,920                   2,920
                                --------                --------                --------                --------

Total                           $ 17,303                $ 17,598                $150,944                $154,009


Deposits

Total deposits at September 30, 2003 increased $13.3 million, or 1.8%, to $753.6 million from $740.3 million at December 31, 2002. Non-interest bearing deposits at September 30, 2003 increased $8.3 million, or 9.3%, to $98.2 million from $89.8 million at December 31, 2002. Interest-bearing deposits at September 30, 2003 increased $4.9 million, or 0.8%, to $655.4 million from $650.5 million at December 31, 2002. Interest-bearing transaction accounts (NOW deposits) increased $19.4 million, primarily in individual account deposits. Savings deposits increased $4.3 million, or 2.2%, to $199.5 million at September 30, 2003, when compared to $195.2 million at December 31, 2002. Time deposits (including time, $100,000 and over and other time) decreased $18.9 million (includes decrease of $91,000 in time deposits over $100,000), or 4.8%, to $372.1 million at September 30, 2003, when compared to $391.0 million at December 31, 2002. Brokered CD's totaled $97.9 million at September 30, 2003 compared to $87.1 million at December 31, 2002. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season. As a result of the Company's expansion into new markets in recent years, this effect has been reduced as additional branch facilities in less seasonal locations have provided deposit growth and seasonal stability.

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

Short Term Borrowings and Other Borrowings

Short-term borrowings at September 30, 2003 consist of federal funds purchased and securities under agreements to repurchase. Total short-term borrowings at September 30, 2003 decreased $1.8 million to $8.3 million from $10.1 million at December 31, 2002. Customer repurchase agreements totaled $1.1 million at September 30, 2003 compared to $1.8 million at December 31, 2002. Federal funds purchased decreased from $8.3 million at December 31, 2002 to $7.2 million at September 30, 2003 accounting for the balance of the decrease in the balance of short-term borrowings. These have decreased as a result of obtaining other funding sources during the quarter including brokered time deposits.

Other borrowings consist of term loans with FHLB. These borrowings totaled $65.1 million at September 30, 2003 and December 31, 2002.

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

Long Term Debt

Long-term debt of $53,000 at September 30, 2003 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime +1/4%. The land contract is for debt used to purchase one of the properties in the Green Bay region for a branch location.

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

The Company's primary sources of funds are dividends and interest, and proceeds from the issuance of its securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $3.2 million for the first nine months of 2003 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $3.9 million in the first nine months of 2003.

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

Maturing investments have been a primary source of liquidity at the Bank. For the nine months ended September 30, 2003, principal payments totaling $59.4 million were received on investments. These proceeds in addition to other Company cash were used to purchase $82.2 million in investments for the nine months ended September 30, 2003. At September 30, 2003, the carrying or book value of investment securities maturing within one year amounted to $11.3 million or 6.6% of the total investment securities portfolio. This compares to a 33.2% level for investment securities with one year or less maturities as of December 31, 2002. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first nine months of 2003 totaled $59.4 million. At September 30, 2003, the investment portfolio contained $112.7 million of U.S. Treasury and federal agency backed securities representing 65.8% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at September 30, 2003 amounting to $1.0 million.

Deposit growth is typically another source of liquidity for the Bank. As a financing activity reflected in the September 30, 2003 Consolidated Statements of Cash Flows, deposits increased and resulted in $13.2 million of cash inflow during the first nine months of 2003. The Company's overall deposit base increased 1.8% for the nine months ended September 30, 2003. Deposit growth, especially core deposits, is the most stable source of liquidity for the Bank.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $230.0 million, or 34.1%, of loans maturing within one year.

Within the classification of short-term borrowings and other borrowings at September 30, 2003, federal funds purchased and securities sold under agreements to repurchase totaled $8.3 million compared to $10.1 million at the end of 2002. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total $65.1 million at September 30, 2003 and December 31, 2002.

The Bank's liquidity resources were sufficient in the first nine months of 2003 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

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

                                    TABLE 10
                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                            AS OF September 30, 2003



                                              Within          Four to        Seven to       One Year      Over
                                              Three             Six           Twelve        To Five       Five
                                              Months           Months         Months         Years        Years       Total
                                              ------           ------         ------         -----        -----       -----
(In thousands)

Earning assets:
  Investment securities                      $  16 346        $  1 962      $   3 008     $  81 561    $ 75 557    $178 434
  Loans and leases
     Variable rate                             382 242           6 318         14 673         9 490           0     412 723
     Fixed rate                                 46 848          25 051         49 556       123 526       4 587     249 568
                                             ---------        --------       --------     ---------     -------    --------
  Total loans and leases                     $ 429 090        $ 33 331      $  64 229     $ 133 016    $  4 587    $249 568
                                             ---------        --------       --------     ---------     -------    --------
Total earning assets                         $ 445 436        $ 33 331      $  67 237     $ 214 577    $ 80 144    $840 725
                                             =========        ========       ========     =========    ========    ========
Interest bearing liabilities:
  NOW Accounts                                $ 20 927        $      0      $       0     $  62 780    $      0    $ 83 707
  Savings Deposits                             150 323               0              0        49 235           0     199 558
  Time Deposits                                 77 216          94 745        128 624        71 500          16     372 101
  Borrowed Funds                                48 283              93             53        25 000           0      73 429
  Trust Preferred Stock                              0               0              0             0      16 100      16 100
                                             =========        ========      =========     =========    ========    ========
Total interest bearing                       $ 296 749        $ 94 838      $ 128 677     $ 208 515    $ 16 116    $744 895
                                             =========        ========      =========     =========    ========    ========
  Liabilities

Interest sensitivity gap (within             $ 148 687        $(61 507)     $ (61 440)      $ 6 062    $ 64 028    $ 95 830
periods)
Cumulative interest sensitivity gap          $ 148 687        $ 87 180      $  25 740      $ 31 802    $ 95 830
Ratio of cumulative interest
  Sensitivity gap to rate
  Sensitive assets                               17.69%          10.37%          3.06%         3.78%      11.40%

Ratio of rate sensitive assets
  To rate sensitive
  Liabilities                                   150.11%          35.15%         52.25%       102.91%     497.29%

Cumulative ratio of rate
  Sensitive assets to rate
  Sensitive liabilities                         150.11%         122.26%        104.95%       104.36%     112.86%

In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations indicated that net interest income would increase by approximately 8.8% if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 6.8% if rates fell by a 100 basis point shock under these scenarios for the period ended September 30, 2004. This result was within the policy limits established by the Company.

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

Capital Resources

Shareholders' equity at September 30, 2003 increased $2.7 million or 4.1% to $68.1 million, compared with $65.4 million at end of year 2002. This increase includes a reduction of $1.2 million to capital in 2003 due to the impact of STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115. Disregarding the effect of this change, shareholders' equity would have increased $3.9 million or 5.9% for the period from December 31, 2002 to September 30, 2003.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 24% of Company's Common Stock participate in the plan.

In 2001, the Company completed a Trust Preferred Security offering in the amount of $16.1 million to enhance regulatory capital and to add liquidity. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of the Trust Preferred Securities qualify as Tier 2 Capital. As of September 30, 2003, $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

Cash dividends paid for the first nine months of 2003 were $0.39 per share compared with $0.36 in the same period of 2002. The Company provided an 8.3% increase in normal dividends per share in 2003 over 2002 as a result of above average earnings.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the open market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first nine months of 2003.

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

The Federal Reserve Board has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

At September 30, 2003 and December 31, 2002, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of September 30, 2003 and December 31, 2002:

                                    TABLE 11
                                 CAPITAL RATIOS
                                ($ in Thousands)


                                                                                                To Be Well
                                                                                             Capitalized under
                                                                   For Capital Adequacy      Prompt Corrective
                                                Actual                   Purposes            Action Provisions
                                          -------------------      --------------------      -----------------
                                                                   ($ in Thousands)
                                           Amount       Ratio       Amount      Ratio        Amount      Ratio
                                           ------       -----       ------      -----        ------      -----
As of September 30, 2003
  Total Capital (to
  Risk Weighted Assets)
    Company                                 86,815      11.20%      62,012        8.00%      77,515      10.00%
    Bank                                    83,388      10.65%      62,610        8.00%      78,263      10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                                 77,089       9.95%      31,006        4.00%      46,509       6.00%
    Bank                                    73,570       9.40%      31,305        4.00%      46,598       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                                 77,089       8.47%      36,398        4.00%         N/A        N/A
    Bank                                    73,570       8.08%      36,398        4.00%      46,958       5.00%

As of December 31, 2002
  Total Capital (to
  Risk Weighted Assets)
    Company                                 82,643      10.99%      60,146        8.00%      75,183      10.00%
    Bank                                    79,436      10.59%      60,031        8.00%      75,039      10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                                 73,220       9.74%      30,073        4.00%      45,110       6.00%
    Bank                                    70,031       9.33%      30,016        4.00%      45,023       6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                                 73,220       8.24%      35,564        4.00%         N/A        N/A
    Bank                                    70,031       7.96%      35,564        4.00%      44,455       5.00%

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

Other Information

Bank has purchased land in the city of West De Pere located in Brown County. Plans are underway to construct a full-service branch facility with completion to be late spring of 2004. Costs to complete the project, including land purchase, are estimated to be $1.7 million.

Baylake Bank will complete the purchase of a branch facility from Marshall & Ilsley Bank located in Kewaunee, WI on November 21. It is estimated that approximately $15 million in deposits and $ 2 million in loans will be acquired as a result of the transaction. Costs to complete the purchase are estimated to be $660,000.

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

As of September 30, 2003, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2002, as described in the Company's 2002 Form 10-K Annual Report.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a). The following exhibits are furnished herewith:

EXHIBIT
 NUMBER        DESCRIPTION
 ------        -----------
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

31.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002

(b).  Report on Form 8-K:

Reports on Form 8-K during the quarter ended September 30, 2003. Third quarter earnings release-Regulation FD Disclosures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BAYLAKE CORP.
                                         ---------------------------------



Date:     November 12, 2003              /s/     Thomas L. Herlache
     -------------------------------     ---------------------------------------
                                                    Thomas L. Herlache
                                                     President (CEO)


Date:     November 12, 2003              /s/     Steven D. Jennerjohn
     -------------------------------     ---------------------------------------
                                                    Steven D. Jennerjohn
                                                     Treasurer (CFO)

                                  EXHIBIT INDEX


EXHIBIT
 NUMBER        DESCRIPTION
 ------        -----------
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