Form 10-K
period 2003-12-31
BAYLAKE CORP
filed 2004-03-15
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2003

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of March 1, 2004, 7,621,976 shares of Common Stock were outstanding. As of June 30, 2003, (the last business day of the Registrant's most recently completed second fiscal quarter) the aggregate market value of the Common Stock (based upon the $13.85 reported bid price on that date) held by non-affiliates (excludes a total of 413,572 shares reported as beneficially owned by directors and executive officers -- does not constitute an admission as to affiliate status) was approximately $98,661,915.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                              Part of Form 10-K Into Which
               Document                  Portions of Documents are Incorporated
-----------------------------------      --------------------------------------
Definitive Proxy Statement for 2004                    Part III
  Annual Meeting of Shareholders to
  be Filed within 120 days of the
  fiscal Year ended December 31, 2003

                                 2003 FORM 10-K
                                TABLE OF CONTENTS

                                DESCRIPTION                                       PAGE NO.
                                -----------                                       --------
PART I
      ITEM 1.   Business                                                              3
      ITEM 2.   Properties                                                            9
      ITEM 3.   Legal Proceedings                                                     9
      ITEM 4.   Submission of Matters to a Vote of Security Holders                   9

PART II
      ITEM 5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                 9
      ITEM 6.   Selected Financial Data                                              10
      ITEM 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                13
      ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk           47
      ITEM 8.   Financial Statements and Supplementary Data                          48
      ITEM 9.   Changes and Disagreements with Accountants on Accounting and
                  Financial Disclosure.                                              89

PART III
      ITEM 10.  Directors and Executive Officers of the Registrant                   89
      ITEM 11.  Executive Compensation                                               90
      ITEM 12.  Security Ownership of Certain Beneficial Owners and Management       90
      ITEM 13.  Certain Relationships and Related Transactions                       91

PART IV
      ITEM 14.  Principal Accountant Fees and Services                               91

PART V
      ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K      91

                Signatures                                                           92

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this report, including the discussion and analysis of financial condition and results of operations, that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe-harbor provisions for forward-looking statements contained in that Act. For example, all statements regarding our expected financial position, business and strategies are forward-looking statements. The words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to Baylake or its management, are intended to identify forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon Baylake or the Bank. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made, these expectations may prove to be incorrect. Actual results may differ materially from those included in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the failure of a significant number of borrowers to repay their loans (the level of non-performing loans), general changes in economic conditions (including those related to tourism) and interest rates, as well as restrictions imposed on us by regulations or regulators of the banking industry. Many of these factors are not within the control of Baylake or management. Baylake undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

ITEM 1. BUSINESS

General

Baylake Corp., a Wisconsin corporation organized in 1976, ("Baylake" or the "Company"), is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended. Baylake's primary activities consist of holding indirectly the stock of Baylake Bank ("Bank"), and providing a wide range of banking and related business activities, through the Bank and its other subsidiaries. Baylake has elected to become a "financial holding company" under the Gramm-Leach Bliley Act of 1999 ("GLB Act").

Baylake Bank

The Bank is a Wisconsin state bank originally chartered in 1876. The Bank conducts its community banking business through 26 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca, and Waushara Counties. The Bank has eight financial centers in Door County, which is known for its seasonal and tourism related services. The Bank has six financial centers in Brown County, which includes the city of Green Bay and has a broader range of service, manufacturing and retail job segments in its market. The balance of the Bank's financial centers are located in the other previously mentioned counties. Other principal industries in Bank's market area include light industry and manufacturing, agriculture, food related products, and to a lesser degree, lumber and furniture.

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

Subsidiaries

In addition to its banking operations, the Bank owns four non-bank subsidiaries:
Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages an investment and loan portfolio; Bank of Sturgeon Bay Building Corporation, which owns the Bank's main office building in Sturgeon Bay, Wisconsin and nearby conference center facilities and underlying real property; Cornerstone Financial, Inc., which manages the conference center facilities; and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. The Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. ("UFS"), a data processing services company, located in Grafton, Wisconsin, that provides data processing services to approximately 23 banks (including the Bank) and ATM processing services to 50 banks. In February 2003, the Bank sold an additional subsidiary, Arborview LLC ("Arborview") which was formed for purposes of the operation of a community based residential facility, acquired in lieu of foreclosure as a result of loan problems.

At December 31, 2003, the Company had total assets of $975.2 million. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.

Corporate Governance Matters

Baylake maintains a website at www.baylake.com. The Company makes available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after Baylake electronically files those materials with, or furnishes them to, the Securities and Exchange Commission ("SEC"). The Company's SEC reports can be accessed through the Baylake Corp link of our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Acquisitions

Effective November 21, 2003, Baylake acquired a branch facility from M&I Marshall & Ilsley Bank, Milwaukee, Wisconsin ("M&I") located in Kewaunee, WI. Approximately $9.5 million in deposits and $ 1.0 million in loans were acquired as a result of the transaction. Costs to complete the purchase, including premium on purchase, were $361,000 and were capitalized as a core deposit intangible asset to be written off over seven years.

Lending

The Company offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. It makes real estate, commercial/industrial, agricultural and consumer loans, in accordance with the basic lending policies established by its board of directors. The Company focuses lending activities on individuals and small businesses in its market area. Lending has, historically, been exclusively within the State of Wisconsin. The Company does not conduct any substantial business with foreign obligors. The markets served by the Company include a wide variety of industries, including a limited concentration in tourism related industries, directly and indirectly. Concentration in the restaurant and lodging business totaled $108.7 million in loans at the end of 2003. Although competitive and economic pressures exist in this segment, business remains strong in the markets served by the Company. However, any general weakness in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing and tourism industries or otherwise) could have a material adverse effect on the business and operations of Baylake.

The Company's total outstanding loans as of December 31, 2003 amounted to approximately $696.0 million, consisting of 84.8% residential, commercial, agricultural and construction real estate loans, 12.0% commercial and industrial loans, 2.1% installment and 1.1% agricultural loans.

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

Deposits

The Company offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Company are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits. At December 31, 2003, the Company's total deposits amounted to $783.3 million, including interest bearing deposits of $676.7 million and non-interest bearing deposits of $106.6 million.

Other Customer Services and Products

Other services and products offered by the Company include transfer agency, safe deposit box services, personal and corporate trust services, conference center facilities, insurance agency and brokerage services, cash management, financial planning and electronic banking services, including eBanc, an Internet banking product for its customers.

Seasonality

The tourism industry serviced in the market areas served, particularly the Door County market, remains important with respect to the commercial and retail lines doing business with the Company. The tourist business of the Door County is seasonal, with the season beginning in early spring and continuing until late fall. The seasonal nature of the tourist business imposes increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season, although the financial needs of those involved in the delivery of tourist related services is a year around concern.

The Company's expansion into other market areas has reduced the concentration level of tourism-related business, but these types of businesses still remain an important element of the core business served by the Company.

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

Baylake Corp. As a financial holding company, Baylake is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, or BHCA. Under the BHCA, Baylake is subject to examination by the Federal Reserve Board and is required to file reports of its operations and such additional information as the Federal Reserve Board may require. Baylake is also subject to supervision and examination by the Wisconsin Department of Financial Institutions under Wisconsin law. Under Federal Reserve Board policy, Baylake is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Baylake might not do so absent such policy.

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

With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the Federal Reserve Board has determined to be financial in nature, and the extent to which state laws will apply to managing or controlling activities of banks as to be incidental to these operations.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses.

Baylake Bank. As a Federal Reserve Board member Wisconsin bank, the Bank is subject to supervision and regulation by the Wisconsin Department of Financial Institutions (the "WDFI"), the Board of Governors of the Federal Reserve System and the FDIC. Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Bank is subject to federal and state statutory and regulatory restrictions on any extension of credit to Baylake or its subsidiaries, on investments in the stock or other securities of Baylake or its subsidiaries, on the payment of dividends to Baylake, and on the acceptance of the stock or other securities of Baylake or its subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extension of credit by the Bank to its directors and officers, to directors and officers of us and our subsidiaries, to principal shareholders of us, and to "related interests" of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of us or one of our subsidiaries or a principal shareholder of us may obtain credit from banks with which we maintain a correspondent relationship.

The FDIC and the Federal Reserve Board have published guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal bank regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

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

The Federal Reserve adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the GLB Act.

Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act.

On December 4, 2003, the Fair and Accurate Credit Transactions Act of 2003 ("FACT") was signed into law. The Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company and the Bank, to opt out of information sharing among affiliated companies for marketing purposes. The Act also requires financial institutions, including banks, to opt out of information sharing among affiliated companies for marketing purposes. FACT also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Banks must also comply with guidelines to be established by their federal banking regulators to help detect identity theft.

Under Title III of the USA PATRIOT Act ("PATRIOT"), also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and Bank, are required to take certain measures to identify customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions are also required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of GLB Act and other laws. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to Bank, or the BHC Act, which applies to Company. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

The Sarbanes-Oxley Act of 2002 ("SOA"), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. The Securities and Exchange Commission has enacted rules to implement various provisions of SOA. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

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

Employees

At December 31, 2003, Baylake and its subsidiaries had 302 full-time equivalent employees. Baylake considers the relationship with its employees to be good.

ITEM 2. PROPERTIES

Baylake does not directly own any real property of any kind. However, the Bank owns twenty-three branches and leases the Company's main office building in Sturgeon Bay, Wisconsin from its subsidiary, the Bank of Sturgeon Bay Building Corporation. The Bank leases its remaining two offices from third parties.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Historically, trading in shares of the Company's Common Stock has been limited. Since mid-1993, Baylake Common Stock has been listed on the OTC Bulletin Board (Trading symbol: bylk.ob), an electronic interdealer quotation system providing real-time quotations on eligible securities. Trading in Baylake Common Stock has been conducted principally by certain brokerage and investment firms with offices in Door County, Wisconsin that have provided price quotations, and have assisted individual holders of Baylake Common Stock who wish to purchase or sell shares. In addition, prices for Baylake Common Stock are reported regularly in The Milwaukee Journal Sentinel based on information provided by a local brokerage firm.

The following table summarizes high and low bid prices and cash dividends paid for the Baylake Common Stock for the periods indicated. Bid prices are as reported from the OTC Bulletin Board. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

                                                 Cash dividends per
        Calendar period     High        Low            share
        ---------------    -------    -------    ------------------
2002    1st Quarter        $ 14.00    $ 12.95           $ 0.12
        2nd Quarter        $ 13.40    $ 12.75           $ 0.12
        3rd Quarter        $ 13.90    $ 13.05           $ 0.12
        4th Quarter        $ 13.60    $ 13.30           $ 0.13

2003    1st Quarter        $ 14.00    $ 13.30           $ 0.13
        2nd Quarter        $ 15.00    $ 13.10           $ 0.13
        3rd Quarter        $ 15.00    $ 13.50           $ 0.13
        4th Quarter        $ 14.89    $ 13.80           $ 0.14

Baylake had approximately 1,838 shareholders of record at December 31, 2003. The number of shareholders does not reflect persons or entities that hold their stock in nominee or "street" name through various brokerage firms.

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

ITEM 6. SELECTED FINANCIAL DATA

BAYLAKE CORP.
FIVE YEAR SELECTED FINANCIAL DATA

                                                          Year Ended December 31,
                                   -------------------------------------------------------------------
                                      2003          2002          2001          2000           1999
                                   ----------    ----------    ----------    ----------     ----------
                                              (dollars in thousands, except per share data)
RESULTS OF OPERATIONS:
Interest income                    $   47,474    $   51,564    $   59,023    $   56,036     $   46,467
Interest expense                       18,466        22,188        32,053        32,099         23,280
                                   ----------    ----------    ----------    ----------     ----------
Net interest income                    29,008        29,376        26,970        23,937         23,187
Provision for loan losses               5,650         5,700         2,880           545            850
                                   ----------    ----------    ----------    ----------     ----------
Net interest income after
  provision for loan losses            23,358        23,676        24,090        23,392         22,337
Non-interest income:
Gain on sale of loans                   1,910         1,425           873           240            295
Loan servicing fees                     2,009         1,587         1,665           938            981
Trust fees                                677           637           664           517            553

Service charges on deposit
  accounts                              2,857         2,853         1,836         1,489          1,369
Securities gains (losses), net              0           509             0             0             (2)
Other                                   3,238         4,002         1,473         1,603          1,466
                                   ----------    ----------    ----------    ----------     ----------
Total non-interest income              10,691        11,013         6,511         4,787          4,662
Non-interest expense
Salaries and employee
  benefits                             14,183        13,743        11,923        10,353          9,700
Occupancy expense, net                  3,525         3,585         3,235         3,047          2,668
Data processing                         1,087         1,040           986           932            872
Other non-interest expense              4,859         4,820         4,583         4,381          4.353
Operation of other real estate            378           203           248           (22)          (117)
                                   ----------    ----------    ----------    ----------     ----------
Total non-interest expense             24,032        23,391        20,975        18,691         17,476
                                   ----------    ----------    ----------    ----------     ----------
Income before income tax               10,017        11,298         9,626         9,488          9,523

Income tax provision                    2,060         2,575         2,091         2,778          2,600
                                   ----------    ----------    ----------    ----------     ----------

Net income                         $    7,957    $    8,723    $    7,535    $    6,710     $    6,923

PER SHARE DATA: (1)

Net income per share (basic)       $     1.06    $     1.17    $     1.01    $     0.90     $     0.94
Net income per share
  (diluted)                              1.04          1.15          0.99          0.87           0.90
Cash dividends per common
  share                                  0.53          0.49          0.45          0.41           0.37
Book value per share                     9.16          8.74          7.91          7.14           6.21

SELECTED FINANCIAL
  CONDITION DATA (AT END OF
  PERIOD):
Total assets                       $  975,238    $  904,656    $  845,713    $  772,268     $  646,310
Investment securities (2)             195,847       151,366       167,100       153,511        145,080
Total loans                           696,155       665,887       607,715       555,831        447,767
Total deposits                        783,292       740,324       669,812       554,005        504,074
Short-term borrowings (3)              23,359        10,056         2,837        79,538          9,231
Other borrowings (4)                   75,092        65,000        90,000        77,700         80,000
Notes payable and
  subordinated debt                        53           106           158           211            264
Trust preferred securities             16,598        16,100        16,100             0              0
Total shareholders' equity             69,628        65,400        59,130        53,127         46,210
PERFORMANCE RATIOS:
Return on average assets                 0.87%         1.00%         0.93%         0.95%          1.12%
Return on average total
  shareholders' equity                  11.86%        13.82%        13.37%        13.76%         15.07%
Net interest margin (5)                  3.60%         3.87%         3.79%         3.88%          4.35%
Net interest spread (5)                  3.35%         3.61%         3.34%         3.37%          3.89%
Non-interest income to
  average assets                         1.17%         1.26%         0.78%         0.66%          0.74%
Non-interest expense to
  average assets                         2.63%         2.68%         2.57%         2.63%          2.82%
Net overhead ratio (6)                   1.46%         1.42%         1.79%         1.97%          2.08%
Average loan-to-average
  deposit ratio                         90.64%        91.80%        95.76%        96.71%         85.54%
Average interest-earning
  assets to average interest-
  bearing liabilities                  111.54%       109.55%       110.33%       110.78%        111.14%

ASSET QUALITY RATIOS: (7)
Non-performing loans to
  total loans                            2.33%         3.32%         2.42%         2.34%          2.80%
Allowance for loan losses to:
Total loans                              1.75%         1.71%         1.32%         1.26%          1.70%
Non-performing loans                    74.95%        51.66%        54.47%        53.94%         60.67%
Net charge-offs to average
  loans                                  0.72%         0.36%         0.32%         0.23%          0.80%
Non-performing assets to
  total assets                           1.90%         2.76%         1.93%         1.80%          1.95%
CAPITAL RATIOS: (8)
Shareholders' equity to assets           7.14%         7.23%         6.99%         6.88%          7.15%
Tier 1 risk-based capital                9.52%         9.74%        10.10%         7.77%          8.81%
Total risk-based capital                10.78%        10.99%        11.29%         8.92%         10.07%
Leverage ratio                           8.38%         8.24%         8.22%         6.38%          6.79%
RATIO OF EARNINGS TO FIXED
  CHARGES: (9)
Including deposit interest              1.54x         1.51x         1.30x         1.30x          1.41x
Excluding deposit interest              3.62x         3.33x         2.27x         2.11x          3.55x

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

(8) The capital ratios are presented on a consolidated basis. For information on Baylake and the Bank's regulatory capital requirements, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources" and Item 1. "Business-Regulation and Supervision".

(9) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.

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

Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others.

Allowance for Loan Losses: Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. While management's evaluation of the allowance for loan losses as of December 31, 2003 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company's non-performing loans and potential problem loans, as well as the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Though management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluation were significantly lowered, the Company's allowance for loan losses policy would also require making additional provisions for loan losses.

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

2. Decline in the entire industry

3. Managerial problems

4. Customer's failure to provide financial information or other collateral documentation

5. Repeated delinquency, overdrafts or renewals

Every significant problem credit is reviewed by the loan review process and assessments are performed quarterly to confirm the risk rating, proper accounting and the adequacy of loan loss reserve assigned. In addition to this quarterly management review, all problem loans are monitored and evaluated on a monthly basis by a designated review committee. Depending on the change in condition, loans may be reassessed concerning allocation of risk, probable disposition, and potential loss, including changes to the ALL.

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

Mortgage servicing rights: Another valuation that requires management's judgment relates to mortgage servicing rights. Essentially, mortgage servicing rights are established on residential mortgage loans and guaranteed commercial loans that the Company originate and sell. A portion of the loan's book basis is allocated to mortgage servicing rights which are retained when a loan is sold, based upon its relative fair value. The fair value of mortgage servicing rights is the present value of estimated future net cash flows from the servicing relationship using current market assumptions for prepayments, servicing costs and other factors. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized against servicing revenue. Net servicing rights are expected to exceed this amortization expense. However, if the actual prepayment experience exceeds what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired. This impairment would be recorded as a charge to earnings in the period in which it became impaired.

Core deposit intangibles: Judgment is used in the valuation of other intangible assets such as core deposit base intangibles. Core deposit base intangibles assets of $361,000 have been recorded for core deposits (defined as checking, money market, savings and time deposits) that have been acquired as a result of the Kewaunee branch acquisition from M&I Bank. The core deposit base intangible assets have been recorded using the assumption that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest expense to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. The Company currently estimates that the underlying core deposits have lives of seven years. If future analysis shows these deposits to have a shorter life, then the Company will write down the asset by expensing the amount that is impaired.

Goodwill: The Company has goodwill assets on the books as a result of two prior acquisitions. Goodwill is tested annually for impairment. Those tests inherently involve management's judgment as to factors such as an estimation of the fair value of a reporting unit; screening for potential impairment and measuring the amount of the impairment. There was no impairment of goodwill in 2003 or 2002. In the event of goodwill impairment, that amount would be charged to earnings in the period in which the impairment is determined.

Overview

Baylake is a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to its business, individual or retail, and municipal customers, as well as a full range of trust, investment and cash management services. The Company is the bank holding company of Baylake Bank ("Bank"), chartered as a state bank in Wisconsin and a member bank of the Federal Reserve and Federal Home Loan Bank.

From an industry and national perspective, the Company's profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and to a lesser extent, non-interest income such as trust revenues, loan servicing fees and service charge income derived from deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including the Company. During 2003, the Federal government's focus was marked by steady low interest rates intended to stabilize the current economy and provide stimulation for future economic growth. Lending activities are also influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company's market area.

In the last several years, the Company has initiated strategic changes to its bank operations intended to enhance the Bank's utilization of resources, and the effectiveness of customer services within its primary market area. Bank has developed an internal customer relationship management system ("CRM") to manage and to more effectively market to its internal customer base.

Since the latter part of 2001, the Company has dedicated resources to its goal of improving asset quality. Improvements have been achieved relative to collections or recoveries from the disposition of collateral, especially related to the Company's level of non-performing commercial loans. Credit risk has improved in the commercial loan portfolio as a result of improved underwriting and more extensive collection efforts through the addition of legal and collection staff.

Results of Operations

Earnings Summary

The following is a brief summary of some of the factors which have affected our earnings in 2003. See the balance of this section for a more thorough discussion.

The Company reported net income of $8.0 million compared to $8.7 million and $7.5 million for 2002 and 2001, respectively. Basic and diluted earnings per share were $1.06 and $1.04, respectively, for 2003 compared to $1.17 and $1.15 for 2002 and $1.01 and $0.99 for 2001. Return on average assets for the year ended December 31, 2003 was 0.87% and 1.00% and 0.93% for 2002 and 2001,
respectively. The return on average equity was 11.86% for 2003 and 13.82% and 13.37% for 2002 and 2001, respectively. Cash dividends declared in 2003 increased 8.2% to $0.53 per share compared with $0.49 in 2002. This compares to an increase of 8.9% in dividends declared in 2002 as compared to 2001.

Net income for 2001 reflects amortization expense of $486,000 of goodwill related to the acquisition in 1996 of Four Seasons and in 1998 of Evergreen. This expense reduced after-tax net income in 2001 by $486,000 or earnings per share by $0.07. Goodwill is no longer amortized, but, instead, is tested annually for impairment. If impairment were to be found, the net effect would be a reduction in net income in the year that impairment was measured.

The Company earned net interest income of $29.0 million and $29.4 million in 2003 and 2002, respectively. The continuing national trend of historically low interest rates produced a decrease in net interest income of 1.3% in 2003 from 2002 despite the increase in average balances. The changes in the loan and security portfolios, discussed later, generally reflect downward trends in rates associated with lower risk assets in addition to the current market rates.

The provision for loan losses in 2003 and 2002 were $5.7 million. The provisions reflected the increases in net loan charge-offs, the high level of non-performing loans, risk levels inherent in the loan portfolio and the changing mix of the overall loan portfolio.

Non-interest income during 2003 decreased $322,000 or 2.9% when compared to 2002. The primary factors decreasing non-interest income were a reduction in fees for other services to customers, a decrease in securities gains and a decrease in other income. These decreases were offset by an increase in fiduciary fees, an increase in loan servicing fee income and increased gains on sales of loans. Death benefits recognized in 2002 and gross revenues from bank subsidiaries realized in 2002 accounted for much of the difference in other income for 2003 relative to 2002.

Non-interest expense increased $641,000 during 2003, or 2.7% over 2002 levels. Factors contributing to the increase were increased personnel and benefits expenses and increased expenses related to the operation of other real estate owned. Increases in these expenses were offset by a significant decrease in expenses related to our former Arborview subsidiary, which was sold in February 2003.

The major components of net income and changes in these components are summarized in Table 1 for years ended December 31, 2003, 2002 and 2001 and are discussed in more detail on the following pages.

TABLE 1: NET INCOME COMPONENTS

                                          Years ended December 31,
                        --------------------------------------------------------------
                                              2002 to 2003                2001 to 2002
                          2003       2002       % change        2001        % change
                        --------   --------   ------------    --------    ------------
                                            (dollars in thousands)
Net interest income     $ 29,008   $ 29,376      (1.3%)       $ 26,970         8.9%
Provision for loan
  losses                $  5,650   $  5,700      (0.9%)       $  2,880        97.9%
Noninterest income      $ 10,691   $ 11,013      (2.9%)       $  6,511        69.1%

Noninterest expense     $ 24,032   $ 23,391       2.7%        $ 20,975        11.5%
Income before           $ 10,017   $ 11,298     (11.4%)       $  9,626        17.4%
Income taxes
Income tax expense      $  2,060   $  2,575     (20.0%)       $  2,091        23.1%
Net income              $  7,957   $  8,723      (8.8%)       $  7,535        15.8%

Net Interest Income

Net interest income is impacted by the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and the relative amounts of interest-earning assets and interest-bearing liabilities. The interest income and interest expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.

Net interest income (on a tax equivalent basis) is the Company's principal source of revenue accounting for 73.9% of total income in 2003, as compared to 73.7% in 2002 and 81.3% in 2001. The reductions in 2003 and 2002 relative to 2001 reflect a lower rate environment effectively compressing net interest margin in addition to an increase in non-performing assets resulting in additional non-accrual interest for the period. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to funding sources, principally deposits and borrowings. Interest rate fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest income earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment on tax exempt assets) was $29.0 million in 2003, compared to $29.4 million in 2002 and $27.0 million in 2001. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation, using a 34% tax rate) of $1.2 million for 2003 and $1.4 million for 2002 and 2001, resulted in fully taxable equivalent ("FTE") net interest income of $30.2 million, $30.8 million and $28.3 million, respectively. The decline in 2003 net interest income of $600,000 was in spite of an increase in the volume of net average earning assets of $17.7 million. A lower rate environment has impacted the repricing of assets, primarily loans, to a greater degree than the liability side of the balance sheet, resulting in a decreased net interest margin. Average-earning assets increased 5.6% offset by an increase of 3.7% in average interest-bearing liabilities. The benefit from an increase in earning assets, non-interest bearing deposits and a decrease in the cost on interest paying liabilities were offset, in part, by an increase in interest-bearing liabilities and a decrease in the yield on interest earning assets. As a result, interest income decreased 8.1% while interest expense for 2003 decreased 16.8%.

Interest rate spread and net interest margin are terms utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets ("EAs") and the rate paid on interest-bearing liabilities ("IBLs") that fund those assets. The net interest margin is expressed as tax-equivalent net interest income as a percentage of average EAs. The net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (net free funds), principally composed of demand deposits and stockholders' equity, to fund a portion of EAs. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on an FTE basis. As a result, the level of funds available without interest cost is an important factor affecting the ability to increase net interest margin.

Table 2 provides average balances of EAs and IBLs, the associated income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on an FTE basis for the three years ended December 31, 2003. Tables 3 through 4 present additional information for the discussion of FTE net interest income, interest rate spread, and net interest margin.

As indicated in Tables 2 and 3, increases in volume and changes in the mix of both EAs and IBLs added $2.3 million to FTE net interest income, while changes in the rates resulted in a $2.8 million decrease, for a net decrease of $544,000.

Average loans outstanding grew to $678.0 million in 2003 from $635.4 million in 2002, an increase of 6.7%. The increase in loan volume was a significant contributing factor to net interest income. Average loans outstanding increased to $635.4 million in 2002 from $588.0 million in 2001, an increase of 8.1%. The mix of average loans to average total assets increased to 74.0% in 2003 from 72.8% in 2002 and from 72.7% in 2001. The relationship of a higher volume of loans as a percentage of the asset mix has provided a source of higher yielding assets, which has contributed to net interest income.

The year 2003 saw a decrease of the interest rate spread for the Company in spite of a lower interest rate environment. The interest rate spread decreased 26 basis points in 2003 to 3.35% from 3.61% in 2002, as the average yield on earning assets decreased 86 basis points while the average rate paid on interest-bearing liabilities decreased 60 basis points over the same period. In contrast, interest rate spread increased 27 basis points in 2002 compared to 2001 results. The decrease in the Company's earning assets yield reflects a lower rate environment impacting rates on the variable priced loans and re-pricing fixed rate loans (for competitive reasons) for the year 2003. Decreased investment interest income, which resulted from an increased investment portfolio, offset by lower yields on the investment portfolio, have contributed to some of the decrease in the yields on interest earning assets. A lower rate environment also affected the funding side of the balance sheet. Yields on interest-paying liabilities decreased 60 basis points. Decreased interest costs resulted from a lower rate environment offset to a lesser extent by increased competition for retail deposits and increased balances in time deposit accounts. Yields on interest bearing deposits decreased 60 basis points to 2.21% in 2003 from 2.81% in 2002.

The lower rate environment also had an effect in reducing yields on the wholesale funding side of the balance sheet. Yields on short-term borrowings decreased 65 basis points in 2003 compared to 2002, while yields on other borrowings decreased 73 basis points to 3.12% in 2003 from 3.85% in 2002.

The net interest margin for 2003 was 3.60% compared to 3.87% in 2002. The decrease in net interest margin was in part related to a general decline in the interest rate environment offset slightly by an increase in the free funds ratio and a decrease in non-accrual loans. The steady decrease in general interest rates, including the Company's commercial loan Prime Rate, which commenced during 2001, provided the general low interest rate environment that continued to drive the yield on commercial and other variable type loans lower into the year 2003. Increased competition, especially as it relates to the commercial loan portfolio, negatively affected net interest margin. The free funds ratio, or the level of non-interest bearing funds that support earning assets, improved to 19.5% from 18.5% in 2002.

The net interest margin for 2002 was 3.87% compared to 3.79% in 2001 as re-pricing opportunities occurred more readily on the funding side of the balance sheet relative to the asset side of the balance sheet. The increase in 2002 during a declining interest rate environment occurred as the result of an increase in the interest rate spread and an increase in the free funds ratio offset by an increase in non-accrual loans.

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.6% in 2003 compared with 91.1% in 2002 and 92.5% in 2001. The ratio increased in 2003 as a result of a decrease in non-accrual loans.

Competition in the financial services industry will also affect net interest margin. Spreads will be a focus of management's attention, as the Company constantly seeks to attract lower cost core deposits, service the needs of customers, and provide attractively priced products. Competition for high quality assets will also affect asset yields and result in less interest income.

Changes in the levels of market interest rates also affect net income, but are less directly under the control of the Company. Although a lower rate environment has been experienced, management believes that a gradual increase in interest rates will not adversely affect the earning capacity of the Company. Past experience has shown that, although the Company remains in a short-term positive interest rate sensitivity gap, deposits tend not to be re-priced as quickly as loans in a rising rate scenario and are re-priced more frequently in a falling interest rate environment. More discussion on this subject is referenced in the section titled "Interest Rate Risk" below.

TABLE 2: AVERAGE BALANCES AND INTEREST RATES (INTEREST AND RATES ON A TAX-EQUIVALENT BASIS)

                                                                Year ended December 31,
                          -----------------------------------------------------------------------------------------------------
                                         2003                              2002                              2001
                          --------------------------------  --------------------------------  ---------------------------------
                           Average                 Average   Average                 Average   Average                  Average
                           Balance     Interest     Rate     Balance     Interest     Rate     Balance     Interest      Rate
                          ---------    ---------   -------  ---------    ---------   -------  ---------    ---------    -------
                                                                 (dollars in thousands)
ASSETS:
Earning Assets
Loans (1)(2)(3)           $ 678,041                         $ 635,368                         $ 587,995
  Less: non-accruals        (11,625)                          (15,665)                          (10,613)
                          ---------                         ---------                         ---------
Net loans                   666,416    $  40,129    6.02%     619,703    $  42,826    6.91%     577,382    $  49,313     8.54%
U.S. Treasuries                 825           51    6.18%       1,235           77    6.23%       1,229           78     6.35%
Agencies                    102,323        4,115    4.02%      97,684        5,239    5.36%      99,972        6,202     6.20%
State and Municipal
  obligations (1)            53,609        3,696    6.89%      57,701        4,163    7.21%      53,158        4,051     7.62%
Other Securities             10,063          668    6.64%       7,671          510    6.65%       7,671          483     6.30%
Federal funds sold            1,669           20    1.20%       1,132           19    1.68%       5,347          174     3.25%
Other money market
  instruments                 4,718           38    0.81%      10,043          149    1.48%       2,963           78     2.63%
                          ---------    ---------   -----    ---------    ---------   -----    ---------    ---------     ----
Total earning assets      $ 839,623    $  48,717    5.80%   $ 795,169    $  52,983    6.66%   $ 747,722    $  60,379     8.08%
                          ---------    ---------   -----    ---------    ---------   -----    ---------    ---------     ----
Allowance for loan
  losses                    (12,581)                           (8,383)                           (7,349)
Non-accrual loans            11,625                            15,665                            10,613
Cash and due from
  banks                      17,622                            18,447                            16,288
Other assets                 60,349                            52,176                            41,162
                          ---------                         ---------                         ---------
Total assets              $ 916,638                         $ 873,074                         $ 808,436
                          =========                         =========                         =========

LIABILITIES AND
STOCKHOLDERS'
EQUITY
Interest bearing
  Liabilities
NOW accounts              $  74,998    $     674    0.90%   $  53,170    $     526    0.99%   $  44,015    $     514     1.17%
Savings accounts            196,598        1,763    0.90%     201,344        3,038    1.51%     197,993        6,940     3.51%
Time deposits               387,717       12,149    3.13%     361,555       13,771    3.81%     305,012       17,001     5.57%
                          ---------    ---------   -----    ---------    ---------   -----    ---------    ---------     ----
Total interest-bearing
  Deposits                  659,313       14,586    2.21%     616,069       17,335    2.81%     547,020       24,455     4.47%
Short-term borrowings        10,141          137    1.35%      18,708          375    2.00%      19,351        1,084     5.60%
Securities sold under
  agreement to
  repurchase                  1,202           12    1.00%       2,332           38    1.63%       2,403           94     3.91%
Other borrowings             65,250        2,034    3.12%      72,534        2,790    3.85%      94,589        4,975     5.26%
Trust preferred              16,598        1,695   10.21%      16,100        1,645   10.22%      14,031        1,430    10.19%
Long term debt                   53            2    3.77%         106            5    4.72%         159           15     9.43%
                          ---------    ---------   -----    ---------    ---------   -----    ---------    ---------     ----
Total interest-bearing
  Liabilities             $ 752,557    $  18,466    2.45%   $ 725,849    $  22,188    3.06%   $ 677,553    $  32,053     4.73%
Demand deposits              88,642                            76,030                            67,012
Accrued expenses and
  other liabilities           8,322                             8,069                             7,519
Stockholders' equity         67,117                            63,126                            56,352
                          ---------                         ---------                         ---------
Total liabilities and
  stockholders' equity    $ 916,638                         $ 873,074                         $ 808,436
                          =========                         =========                         =========
Net interest income
  and rate spread                      $  30,251    3.35%                $  30,795    3.61%                $  28,326     3.34%
Net interest margin                                 3.60%                             3.87%                              3.79%

     (1) The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

     (2) Nonaccrual loans and loans held for sale have been included in the average balances.

     (3)  Interest income includes net loan fees.


TABLE 3: RATE/VOLUME ANALYSIS (1)

                             2003 compared to 2002               2002 compared to 2001
                           Increase (Decrease) due to          Increase (Decrease) due to
                        --------------------------------    ---------------------------------
                         Volume       Rate         Net       Volume       Rate         Net
                        --------    --------    --------    --------    ---------    --------
                                               (dollars in thousands)
Interest income:
Loans (2)               $  3,021    $ (5,718)   $ (2,697)   $  3,270    $  (9,757)   $ (6,487)
U.S. treasuries              (24)         (2)        (26)          1           (2)         (1)
Agencies                     288      (1,412)     (1,124)       (251)        (712)       (963)
State and municipal
  obligations (2)           (265)       (202)       (467)        264         (152)        112
Other securities              56         102         158          86          (59)         27
Federal funds sold             8          (7)          1        (104)         (51)       (155)
Other money market
  instruments                (61)        (50)       (111)        146          (75)         71
                        --------    --------    --------    --------    ---------    --------

                             2003 compared to 2002               2002 compared to 2001
                           Increase (Decrease) due to          Increase (Decrease) due to
                        --------------------------------    ---------------------------------
                         Volume       Rate         Net       Volume       Rate         Net
                        --------    --------    --------    --------    ---------    --------
                                               (dollars in thousands)
Total earning assets    $  3,023    $ (7,289)   $ (4,266)   $  3,411    $ (10,807)   $ (7,396)
                        --------    --------    --------    --------    ---------    --------
Interest expense:
NOW accounts            $    206    $    (58)   $    148    $     99    $    ( 87)   $     12
Savings accounts             (57)     (1,218)     (1,275)         84       (3,986)     (3,902)
Time deposits                908      (2,530)     (1,622)      2,653       (5,883)     (3,230)
Short term borrowings       (144)        (94)       (238)        (24)        (685)       (709)
Securities sold
  under agreement to
  repurchase                 (15)        (11)        (26)         (2)         (54)        (56)
Other borrowings            (254)       (502)       (756)     (1,004)      (1,181)     (2,185)
Trust preferred               51          (1)         50         211            4         215
Long term debt                (2)         (1)         (3)         (4)          (6)        (10)
                        --------    --------    --------    --------    ---------    --------
Total
  interest-bearing
  liabilities           $    693    $ (4,416)   $ (3,722)   $  2,012    $ (11,877)   $ (9,865)
Net interest income     $  2,330    $ (2,874)   $   (544)   $  1,399    $   1,070    $  2,469
                        ========    ========    ========    ========    =========    ========

     (1) The change in interest due to both rate and volume has been allocated proportional to the relationship to the dollar amounts of the change in each.

     (2) The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 34% for all periods presented.

TABLE 4: SELECTED AVERAGE BALANCES

                                                    Percent    2003 as % of   2002 as % of
                              2003        2002      Change     Total Assets   Total Assets
                            ---------   ---------   -------    ------------   ------------
                                                (dollars in thousands)
ASSETS
Loans, net of
  non-accrual loans         $ 666,416   $ 619,703      7.5%         72.7%          71.0%
Investment securities
  Taxable                     114,058     107,290      6.3%         12.4           12.3
  Tax-exempt                   52,762      57,001     (7.4)%         5.8            6.5
Short-term investments          6,387      11,175    (42.8)%         0.7            1.3
                            ---------   ---------    -----         -----          -----
  Total earning assets        839,623     795,169      5.6%         91.6           91.1
Other assets                   77,015      77,905     (1.1)%         8.4            8.9
                            ---------   ---------    -----         -----          -----
  Total assets              $ 916,638   $ 873,074      5.0%        100.0%         100.0%
                            =========   =========    =====         =====          =====

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest-bearing deposits   $ 659,313   $ 616,069      7.0%         71.9%          70.6%
Short-term borrowings          76,593      93,574    (18.1)%         8.4           10.7
Trust preferred                16,598      16,100      3.1%          1.8            1.9
Long-term debt                     53         106    (50.0)%         0.0            0.0
                            ---------   ---------    -----         -----          -----
  Total interest-bearing
    Liabilities               752,557     725,849      3.7%         82.1           83.2
Demand deposits                88,642      76,030     16.6%          9.7            8.7
Accrued expenses                8,322       8,069      3.1%          0.9            0.9
Stockholders' equity           67,117      63,126      6.3%          7.3            7.2
                            ---------   ---------    -----         -----          -----
Total liabilities and
  Stockholders'equity       $ 916,638   $ 873,074      5.0%        100.0%         100.0%
                            =========   =========    =====         =====          =====


TABLE 5: DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    For the years
                            -------------------------------------------------------------
                              2003         2002         2001         2000         1999
                            ---------    ---------    ---------    ---------    ---------
                                               (dollars in thousands)
ASSETS
Cash and due from banks     $  18,275    $  18,990    $  16,896    $  15,142    $  15,978
Investment securities
U.S. Treasuries                   812        1,183        1,173        1,164        1,156
Agencies                       99,770       93,831       98,040       96,757       89,863
State and municipal
  obligations                  51,918       55,544       52,082       50,263       50,954
Other securities               14,096       18,612       10,026        7,440        5,019
Market adjustment on
  AFS securities                4,289        4,621        3,064       (2,775)         386
                            ---------    ---------    ---------    ---------    ---------
  Total investments         $ 170,885    $ 173,791    $ 164,385    $ 152,849    $ 147,378
                            ---------    ---------    ---------    ---------    ---------
Federal funds sold              1,669        1,132        5,347           14        5,361
Loans, net of unearned
  income                      678,041      635,368      587,995      505,892      421,541
Reserve for loan losses       (12,581)      (8,383)      (7,349)      (7,999)      (8,924)
                            ---------    ---------    ---------    ---------    ---------
  Net loans                   665,460      626,985      580,646      497,893      412,617

                                                    For the years
                            -------------------------------------------------------------
                              2003         2002         2001         2000         1999
                            ---------    ---------    ---------    ---------    ---------
                                               (dollars in thousands)
Bank premises and
  equipment                    21,550       21,769       21,033       20,128       16,795
Other real estate owned         1,170          990        1,501          562          287
Other assets                   37,629       29,417       18,628       19,858       18,423
                            ---------    ---------    ---------    ---------    ---------
Total assets                $ 916,638    $ 873,074    $ 808,436    $ 706,446    $ 616,839
                            =========    =========    =========    =========    =========

LIABILITIES AND
STOCKHOLDER'S EQUITY
Demand deposits             $  88,642    $  76,030    $  67,012    $  61,214    $  56,755
NOW accounts                   74,998       53,170       44,015       44,965       47,313
Savings deposits              196,598      201,344      197,993      164,858      141,972
Time deposits                 387,717      361,555      305,012      252,086      246,782
                            ---------    ---------    ---------    ---------    ---------
  Total deposits            $ 747,955    $ 692,099    $ 614,032    $ 523,123    $ 492,822
Short term borrowings       $  10,141    $  18,708    $  19,351    $  41,798    $  10,812
Securities sold under
  agreement to repurchase       1,202        2,332        2,403        2,213        3,657
Other borrowings               65,250       72,534       94,589       83,629       56,466
Long term debt                     53          106          159          211          265
Trust preferred
  securities                   16,198       16,100       14,031           --           --
Other liabilities               8,322        8,069        7,519        6,718        6,882
                            ---------    ---------    ---------    ---------    ---------
  Total liabilities         $ 849,521    $ 809,948    $ 752,084    $ 657,692    $ 570,904
Common stock                $  37,775    $  37,486    $  37,456    $  37,333    $  20,996
Additional paid in
  capital                       7,640        7,328        7,625        7,125        6,560
Retained earnings              19,516       15,950        9,902        7,234       18,743
Net unrealized gains
  (losses) on AFS
  securities                    2,811        2,987        1,994       (2,313)         261
Treasury stock                   (625)        (625)        (625)        (625)        (625)
                            ---------    ---------    ---------    ---------    ---------
  Total equity              $  67,117    $  63,126    $  56,352    $  48,754    $  45,935
                            ---------    ---------    ---------    ---------    ---------
Total liabilities and
  stockholders' equity      $ 916,638    $ 873,074    $ 808,436    $ 706,446    $ 616,839
                            =========    =========    =========    =========    =========

Provision for Loan Losses

The provision for loan losses ("PFLL") is the periodic cost determined, not less than quarterly, of providing an allowance for anticipated future loan losses. In any accounting period, the PFLL is based on the methodology used and management's evaluation of the loan portfolio, especially non-performing and other potential problem loans, taking into consideration many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's evaluation of loan quality, general economic factors and collateral values.

The Company's loan review department performs a risk rating analysis as an integral part of the review of each loan portfolio. For the commercial and commercial real estate portfolios, the risk rating analysis includes a grading system following a standard risk-rating matrix. Based upon this matrix, the Company determines a risk rating assignment an appropriate measure to each loan examined. As a result, the Company has provided $5.7 million in PFLL for 2003.

The PFLL in 2003 at $5.7 million compares to a PFLL of $5.7 million for 2002 and $2.9 million for 2001. Net charge-offs in 2003 were $4.9 million compared with net charge-offs of $2.3 million in 2002 and $1.9 million in 2001. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.72% in 2003 compared with 0.36% in 2002 and 0.32% in 2001. The increase in net charge-offs relates principally to a $2.6 million commercial loan charge-off in the fourth quarter of 2003 that had been previously disclosed. Management believes that the current provision conforms with the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. However, a decline in the quality of our loan portfolio, as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the allowance. If there are significant charge-offs against the allowance, or we otherwise determine that the allowance is inadequate, we will need to make higher provisions in the future. See "Risk Management and the Allowance for Loan Losses" below for more information related to non-performing loans.

Non-Interest Income

Total non-interest income for 2003, excluding securities transactions, was $10.7 million, a $322,000 decrease from 2002, or 2.9%. In 2002, total non-interest income was $4.5 million more than 2001, a 69.1% increase. Trust service fees, fees from loan servicing, gains from sales of loans and service charges continue to be the primary components of non-interest income as evidenced in Table 6.

TABLE 6: NONINTEREST INCOME

                               Years ended December 31,      % Change from prior year
                            ------------------------------   ------------------------
                              2003       2002       2001       2003           2002
                            --------   --------   --------   ---------     ----------
                                             (dollars in thousands)
Trust service fees          $    677   $    637   $    664       6.3%         (4.1)%
Loan servicing income       $  1,470   $  1,279   $  1,265      14.9%          1.1%
Mortgage servicing rights   $    539   $    308   $    400      75.0%        (23.0)%
Gains from sale of loans    $  1,910   $  1,425   $    873      34.0%         63.2%
Service charges on
  deposit accounts          $  2,857   $  2,853   $  1,836       0.1%         55.4%
Other fee income            $    669   $    720   $    608      (7.1)%        18.4%
Financial service income    $    527   $    575   $    300      (8.3)%        91.7%
Bank owned life ins         $    685   $    332   $      0     106.3%           NM
Death benefit in excess
  of cash surrender value   $      0   $    754   $      0        NM            NM
Arborview revenues          $     67   $    705   $      0        NM            NM
Gain on sale-Arborview
  assets                    $    538   $      0   $      0        NM            NM
Securities gains            $      0   $    509   $      0        NM            NM
Other income                $    752   $    916   $    565     (17.9)%        62.1%
                            --------   --------   --------     -----         -----
Total noninterest income    $ 10,691   $ 11,013   $  6,511      (2.9%)        69.1%
                            ========   ========   ========     =====         =====

Trust fees increased $40,000 to $677,000 in 2003 compared to 2002, primarily as a result of increased trust business assets under investment. This compared to a decrease of $27,000 in 2002 compared to 2001, primarily as a result of a lower market values on various trust accounts for which fees are assessed.

Loan servicing fees increased $191,000 to $1.5 million in 2003. This followed an increase of $14,000 to $1.3 million in 2002. With mortgage market rates remaining at attractive levels throughout 2003, strong home purchase and refinance activity improved 2003 results. Mortgages serviced for secondary market placements (primarily Federal Home Loan Mortgage Corporation "FHLMC") were $117.8 million and $74.6 million at December 31, 2003 and 2002, respectively.

The strong mortgage market also provided improvement with respect to increases in mortgage servicing rights income and gains from sales of loans. Mortgage servicing rights improved $231,000 in 2003 resulting in income of $539,000 compared to $308,000 in 2002.

Gains from the sale of mortgage loans totaled $1.7 million in 2003 compared to $1.2 million in 2002. In addition, gains from the sale of commercial loans totaled $176,000 in 2003 compared to $183,000 in 2002. An increase in mortgage loan business sold during 2003 amounted to $135.9 million of loans sold compared to $104.8 million of mortgage loans sold in 2002. Total loans sold during 2003 were $140.0 million compared to $108.6 million in 2002.

The general level and direction of interest rates directly influence the volume and profitability of the mortgage loan business. Refinancing activity in mortgage loans began to decline in the fourth quarter of 2003. Therefore there can be no assurance as to the future amounts of income that will be received in the origination of fees and gains on sales of residential mortgage loans and, given current trends, decreases are likely.

The Company capitalizes the estimated market value of Mortgage Servicing Rights ("MSR") into income upon the origination and sale of each mortgage loan. The Company amortizes MSR in proportion to the servicing income it receives over the estimated life of the underlying mortgages, considering prepayment expectations and refinancing patterns. In addition, the Company amortizes, in full, any remaining MSR balance that is specifically associated with a serviced loan that is refinanced or paid-off.

Service charges on deposit accounts, representing 26.7% of total non-interest income in 2003, totaled $2.9 million in both 2003 and 2002, despite an 8.1% increase in the average balance of deposits for 2003 compared to 2002. The majority of the deposit pricing changes had been made in early 2002 therefore minimizing the impact on improvement in 2003. The results of 2002 provided an increase of $1.0 million, or 55.4%, over 2001 results accounting for the improvement in fee income generated for other services provided to customers.

Financial services income decreased $48,000, or 8.3%, to $527,000 in 2003 as compared to 2002 as a result of reduced sales staff on average during the year.

As a result of a purchase of $4 million and $13 million in business owned life insurance ("BOLI") made during 2003 and 2002, respectively, income made during 2003 and 2002 amounted to $685,000 and $332,000, respectively. The purchase of $13 million was made in mid-year 2002, therefore, the average investment held in BOLI was significantly less in 2002.

Death benefits were recognized in excess of cash surrender value in the amount of $754,000 in 2002. Life insurance is held on various directors as a funding vehicle for several deferred compensation agreements the Company has with them.

Securities gains for the year ended December 31, 2002 totaled $509,000. There were no securities gains or losses taken in 2003.

Included in the 2003 results was $67,000 of revenues generated by the Arborview LLC ("Arborview") operations compared to $705,000 in revenues generated in 2002. Arborview was a subsidiary formed to manage a community based residential facility acquired in January 2002 as a result of a deed in lieu of foreclosure; it was sold in February 2003. A gain on sale of Arborview fixed assets totaling $538,000 occurred as a result of the sale in 2003.

Other income decreased $164,000 to $752,000 in 2003 from $916,000 in 2002. Gains of $107,000 related to the sale of bank land not deemed necessary for development was recorded in 2002. Included in other income was income of $106,000 on previously amended tax returns received during the year 2003 compared to $133,000 in 2002. Undistributed income from United Financial Services, Inc., the Bank's data servicing subsidiary decreased $50,000 as a result of decreased earnings to $333,000, from the data processing subsidiary.

Non-Interest Expense

Non-interest expense in 2003 increased to $24.0 million, a $641,000, or 2.7% increase compared to 2002 results, primarily as a result of increased personnel, equipment, data processing, and other operating expense. The acquisition of the Kewaunee branch did not have a material effect on operating results in 2003, nor does management expect it to have such an effect in the future. This followed a $2.4 million or 11.5% increase in 2002 as compared to 2001. Primary categories impacting the change between 2003 and 2002 are noted in Table 7 below.

TABLE 7: NONINTEREST EXPENSE

                                 Years ended December 31,      % Change from prior year
                              ------------------------------   ------------------------
                                                (dollars in thousands)
                              ---------------------------------------------------------
                                2003       2002       2001       2003           2002
                              --------   --------   --------   ---------     ----------
Personnel                     $ 14,183   $ 13,743   $ 11,923      3.2%         15.3%
Occupancy                     $  2,087   $  2,163   $  1,834     (3.5%)        17.9%
Equipment                     $  1,438   $  1,422   $  1,401      1.1%          1.5%
Data processing               $    987   $    942   $    893      4.8%          5.5%
Business development
  and advertising             $    737   $    628   $    594     17.4%          5.7%
Stationery and supplies       $    499   $    611   $    482    (18.3)%        26.8%
Director fees                 $    263   $    266   $    285     (1.1)%        (6.7)%
FDIC insurance                $    115   $    116   $    110     (0.9)%         5.5%
Goodwill amortization         $      0   $      0   $    486       NM            NM
Mortgage servicing rights
  amortization                $    411   $    260   $    204     58.1%         27.5%
Legal and professional        $    250   $    230   $    256      8.7%        (10.2)%
Operation of other real
  Estate                      $    378   $    203   $    248     86.2%        (18.1)%
Other                         $  2,684   $  2,807   $  2,259     (4.4)%        24.3%
                              --------   --------   --------    -----         -----
Total noninterest expense     $ 24,032   $ 23,391   $ 20,975      2.7%         11.5%
                              ========   ========   ========    =====         =====

The above non-interest expenses include expenses related to the Arborview subsidiary, the assets of which were sold in 2003. To help identify those expenses, which will not continue due to our sale of the Arborview assets, a breakdown of the Arborview expenses included above is set forth in the following table 8:

TABLE 8: ARBORVIEW EXPENSES

                           Years ended December 31,
                           ------------------------
                            (dollars in thousands)
                           ------------------------
                               2003       2002
                             --------   --------
Personnel                    $    105   $    535
Occupancy                    $     23   $    188
Equipment                    $      4   $     14
Stationary and supplies      $      7   $     77
Other                        $     85   $    120
                             --------   --------
Total Arborview expenses     $    224   $    934

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $14.2 million in 2003, an increase of $440,000, or 3.2%, as compared to 2002 results. The increase in 2003 primarily resulted from staffing increases, increased benefit costs, and normal salary increases offset by a decrease in bonus expense. Salary costs increased $324,000, or 3.2%, for 2003 compared to 2002 results as a result of increased staffing and normal salary increases. The increase in salary expense was partially offset by a decrease in Arborview related personnel expenses of $420,000. The number of full-time equivalent employees increased to 302 in 2003 from 293 in 2002, an increase of 3.1%. Employee levels in 2002 increased to 293 from 286 in 2001, an increase of 5.1%.

Benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. These costs increased $429,000, or 23.5%. The current trend for increased health insurance and pension costs is expected to continue into 2004. Salary and employee benefits expense in 2002 totaled $13.7 million, an increase of $1.8 million, or 15.3%, as compared to 2001 results. The 2002 increase resulted primarily from staffing increases, bonus expense, increased benefit costs, and normal salary increases. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue to occur in future years.

Bonus expense in 2003 was $240,000 compared to $588,000 in 2002. The decrease occurred as a result of bonus expense arising from the Company's Pay-for-Performance Program in 2003. This program is designed to reward various divisions upon achievement of certain goals related to improvement in income and on return on equity. The Company did not achieve its return on equity goals and, accordingly, bonus expense was reduced.

The Company's 401(k) profit sharing plan, including a money purchase plan initiated in 1999, covering all employees who qualify as to age and length of service increased to $835,000, an increase of $25,000 over 2002 levels. Expenses in the same category in 2002 were up $97,000 over 2001 levels as a result of additional employees who qualified to participate in the plan.

Net occupancy expense for 2003 showed a decrease of $76,000 as compared to 2002 for a total of $2.1 million. A reduction in depreciation expense and real estate tax expense accounted for the balance of the decrease in 2003. This increase followed an increase of $329,000 in 2002 as a result of additional depreciation expense, increased real estate tax expense, and increased other occupancy costs.

Equipment expense for 2003 increased slightly, $16,000 compared to 2002. This followed an increase of $21,000 in 2002. The increase in 2003 resulted from contract expense related to ongoing maintenance on various equipment owned by the Bank.

Data processing expense in 2003 increased $45,000 due to an increase in the volume of transaction activity processed and technology enhancements. This followed an increase of $49,000 in 2002 compared to 2001. Management estimates that data processing expense should show minimal increases in the next several years with adjustments related only to any volume increases incurred by the Company.

Business development and advertising expense increased $109,000 compared to 2002. More emphasis was placed on business referral and development calls on new business and for customer retention programs in 2003 accounting for the balance of the increase. This compared to an increase of $34,000 in 2002 compared to 2001.

Supplies expense shows a decrease of $112,000, or 18.3%, in 2003 as compared to 2002. This decrease occurred primarily as a result of expenses related to the Arborview operation. This compared to an increase of $129,000, or 26.8%, in 2002 as compared to 2001, primarily related to Arborview.

Payments to regulatory agencies decreased $1,000 to $115,000 for 2003. This followed an increase of $6,000 in 2002 compared to 2001. The Bank's risk classification has remained at 1A, rating assigned to well-capitalized institutions. For additional information regarding the Company's capital adequacy, see "Capital Resources" below.

Legal and professional expense for 2003 increased $20,000, to $250,000 or an 8.7% increase. The increase was impacted by the levels of problematic loans and will have a similar impact in 2004. This compares to 2002 expenses of $230,000 compared to $256,000 in 2001.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). As a result, the Company has shown varied results. Other real estate owned showed net expense of $378,000 in 2003. Gains of $46,000 from four commercial property sales and $42,000 from seven residential property sales were realized in 2003. These were offset by losses of $23,000 from the sale of three commercial properties and two residential properties. Various operating expenses, net of income, of other real estate totaling

$443,000 occurred in 2003. Other real estate owned expenses resulted in net expense of $203,000 in 2002. Gains of $101,000 from four commercial property sales and $12,000 from three residential property sales were realized in 2002. These were offset by losses of $71,000 from the sale of five commercial properties and two residential properties. Various operating expenses, net of income, of other real estate totaling $245,000 occurred in 2002.

During 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles," which requires that goodwill no longer be amortized but, instead, tested annually for impairment. There was no impairment of goodwill in 2003 or 2002. The impairment of goodwill, if any, would be charged to earnings in the period in which the impairment is determined. Prior to 2002, goodwill was being amortized on a straight-line basis over 15 years. Amortization expense was $486,000 for 2001.

Other operating expenses in 2003 decreased $123,000 or 4.4%. Loan and collection expenses decreased $44,000 for 2003 compared to 2002. Included in other losses were losses taken on the disposal of fixed assets amounting to $3,000 and $107,000 for 2003 and 2002, respectively. Other operating expenses in 2002 increased $548,000 or 24.3% compared to 2001, primarily the result of an increase of $176,000 related to loan and collection expense, other losses taken upon disposition of equipment totaling $107,000 and an increase of $108,000 related to other outside service expense, such as payroll service expense and consulting fees.

The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 1.46% for 2003 compared to 1.42% for 2002 and 1.79% for 2001.

Income Taxes

Income tax expense for the Company was $2.1 million in 2003, $2.6 million in 2002, and $2.1 million in 2001. The lower tax expense in 2003 reflected the Company's decrease in before tax earnings in addition to a decrease in tax-exempt interest income.

The Company's effective tax rate, income tax expense divided by income before taxes, was 20.6% in 2003 compared with 22.8% in 2002 and 21.7% in 2001. Of the 20.6% effective tax rate for 2003, the federal effective tax rate was 19.0% while the Wisconsin State effective tax rate was 1.6%.

Future income taxes may be affected by recent developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of the Bank located in the state of Nevada holds and manages various investment securities. Due to that fact that these subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions, the Department representatives have recently stated that the Department intends to revoke those rulings, even though there has been no intervening change in the law. The Department has stated that those revocations would be effective immediately. The Department has also implemented a program for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada, and presumably will seek to impose Wisconsin state income taxes on income from those operations, at least on a going forward basis.

Although there will likely be challenges to the Department's actions and interpretations, the Bank's net income would be reduced if the Department would succeed in those actions. The Bank could also incur costs in the future to address any action taken against it by the Department.

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

Balance Sheet Analysis

Acquisitions

Effective November 21, 2003, the Bank acquired a branch facility from M&I Marshall & Ilsley Bank, Milwaukee, WI ("M&I") located in Kewaunee, WI. Approximately $9.5 million in deposits and $1.0 million in loans were acquired as a result of the transaction. The purchase transaction did not have a material impact on the composition of the balance sheet.

Loans

Total loans outstanding grew to $696.0 million at December 31, 2003, a 4.8% increase from the end of 2002. This follows a 9.7% increase at December 31, 2002 over 2001 year-end.

Table 9 reflects composition (mix) of the loan portfolio at December 31:

TABLE 9: LOAN COMPOSITION

                                                     (dollars in thousands)
                           --------------------------------------------------------------------------
                                    2003                      2002                      2001
                           ----------------------    ----------------------    ----------------------
                            Amount     % of Total     Amount     % of Total     Amount     % of Total
                           ---------   ----------    ---------   ----------    ---------   ----------
Amount of loans by type
Real estate-mortgage
  Commercial               $ 387,820      55.7%      $ 351,425       52.9%     $ 288,385      47.6%
  1-4 Family residential
    First liens               72,494      10.4          86,161       13.0         96,626      16.0
    Junior liens              21,443       3.1          21,789        3.3         24,748       4.1
    Home equity               31,763       4.5          25,415        3.8         22,374       3.7
Commercial,financial
  and agricultural            91,009      13.1          89,207       13.4         88,649      14.6
Real estate-construction      77,350      11.1          75,688       11.4         67,939      11.2
Installment
Credit cards and related
  Plans                        2,145       0.3           2,057        0.3          2,145       0.4
Other                         12,315       1.8          12,859        1.9         14,745       2.4
Less: deferred fees, net
  of costs                       349       0.0             316        0.0            324       0.0
                           ---------     -----       ---------      -----      ---------     -----
Total loans (net of
  unearned income)         $ 695,990     100.0%      $ 664,285      100.0%     $ 605,287     100.0%
                           =========                 =========                 =========

                                                  2000                      1999
                                         ----------------------    ----------------------
                                          Amount     % of Total     Amount     % of Total
                                         ---------   ----------    ---------   ----------
Amount of loans by type
Real estate- mortgage
  Commercial                             $ 251,971       45.4%     $ 201,301       45.0%
  1-4 Family residential
   First liens                             109,173       19.7         95,255       21.3
   Junior liens                             26,513        4.8         23,811        5.3
   Home equity                              24,464        4.4         18,963        4.3
Commercial,financial
  and agricultural                          83,897       15.1         66,159       14.8
Real estate-construction                    41,524        7.5         26,535        5.9
Installment
Credit cards and related
  Plans                                      2,140        0.4          1,810        0.4
Other                                       15,785        2.8         13,636        3.1
Less: deferred fees, net
  Of costs                                     360        0.1            451        0.1
                                         ---------      -----      ---------      -----
Total loans (net of
  unearned income)                       $ 555,107      100.0%     $ 447,019      100.0%
                                         =========      =====      =========      =====

The commercial, financial, and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale, and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie, Waupaca, Waushara and Kewaunee Counties, Wisconsin. With the current level of rates at historic lows and with financial institutions throughout the market area competitively pricing the loans, growth slowed in 2003. The origination of commercial and commercial real estate loans was primarily from the Company's market area in Brown County. Growth in tourism related business in Door County slowed in 2003 compared to growth experienced in prior years, the result of a slowdown in the local economy. The credit risk related to commercial loans made is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower's operations. These types of loans are generally higher in risk than residential real estate loans.

Commercial loans and commercial real estate loans (including construction loans) totaled $556.2 million at year end 2003 and comprised 79.9% of the loan portfolio compared with 77.7% of the portfolio at the end of 2002. Loans in these classifications grew $39.9 million or 7.7% during 2003. Loans of this type are in a broad range of industries. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower's operations.

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

The Company's loan portfolio is diversified by types of borrowers and industry groups within the market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. The Company has identified certain industry groups within its market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2003, there existed no industry group concentration in the Company's loans that exceeded 10% of total loans, although tourism related businesses remain a significant part of the business and loans in other sectors are affected by the tourism driven economy of Door County. At year end 2003, lodging represented $56.9 million in loans, the restaurant lines of business totaled $51.8 million in loans and the real estate rental properties accounted for $55.6 million in loans and are located in various areas of the Bank's market area.

Although management does not believe significant industry group loan concentrations exist in the Company's loan portfolio, it is aware that its market area is heavily reliant on seasonal tourism. As a result, a decrease in tourism could adversely affect one or more industry groups in the Company's loan portfolio, which could have a corresponding adverse effect on the Company's earnings. Additionally, a decline in tourism has an indirect effect in that other types of business (grocery and convenience stores, for example) rely on the tourism to provide cash flow to their operations. Loans to individuals who are employed by tourism related business could also be affected in the event of a downturn in the market.

Although growth was somewhat flat for tourism business in the Door County market, business activity still appears to remain adequate to service debt of the customers and for customers in general to make improvements to their operations. To date, these types of loans have had very little downgrade in loss potential relative to credit risk.

At the end of 2003, residential real estate mortgage loans totaled $125.7 million and comprised 18.1% of the loan portfolio. These loans decreased $7.7 million or 5.7% during 2003. The continued decline in interest rates during 2003 to their current low levels caused consumer preference to remain with fixed-rate residential loans and the ability of the Company to sell them into the secondary market. Loans were originated or refinanced at lower fixed rates as consumers looked to lock in to the attractive financing rates. Refinancing activity has slowed considerably in the fourth quarter of 2003 compared to 2002 and the first half of 2003. The Company expects the trend to continue into 2004, and given current trends, growth in mortgage loans would decline. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas served by the Company. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan to value exceeds these limits. Residential real estate loans are written normally with a one or three year adjustment rate feature.

The Company offers adjustable indexed interest rate mortgage loans based upon market demands. At year-end 2003, those loans totaled $23.8 million dollars, a decrease of $7.4 million dollars as consumers opted to lock in fixed rate mortgage debt. Adjustable indexed interest rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year, plus an additional mark-up of 2.75% (the "index") which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

Adjustable indexed interest rate mortgage loans have an initial period, ranging from one or three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate. The Company also participates in a secondary fixed rate mortgage program under the Federal Home Loan Mortgage Corporation ("FHLMC") guidelines. These loans are sold in the secondary market and the Company retains servicing rights. At December 31, 2003, these loans totaled $116.5 million compared to $72.7 million at December 31, 2002.

The Company offers fixed rate mortgages through participation in secondary fixed rate mortgage programs under FHLMC and private investors. These loans are sold in the secondary market with servicing rights sold retained by buyer. In 2003, the Company sold $135.9 million in mortgage loans through the secondary programs compared to $104.8 million in 2002.

Installment loans to individuals totaled $14.5 million, or 2.1%, of the total loan portfolio at December 31, 2003 compared to $14.9 million, or 2.2%, at end of 2002. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas served by the Company. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

TABLE 10: LOAN MATURITY AND INTEREST RATE SENSITIVITY

                                               Maturity
                          ----------------------------------------------------
December 31, 2003         Within 1 Year   1-5 Years   After 5 Years    Total
-----------------------   -------------   ---------   -------------   --------
                                          (dollars in thousands)
Loans secured primarily
  by real estate:
Secured by 1 to 4
  family residential
  properties              $      40,375   $  49,542   $      35,783   $ 125,700
Construction                     40,146      35,831           1,373      77,449
Other real estate               142,560     175,896          69,364     387,820
Loans to farmers                  2,531       4,738              95       7,364
Commercial and
  industrial                     20,305      41,306          21,512      83,123
Loans to consumers                3,574      10,741             145      14,460
All other loans                     489          33               0         522
                          -------------   ---------   -------------   ---------
Total                     $     249,980   $ 318,087   $     128,272   $ 696,339

                                            Interest sensitivity
                                          -------------------------
                                          Fixed rate  Variable rate
                                          ----------  -------------
Due after one year                        $ 187,398   $    258,961

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

As Table 11 indicates, the ALL at December 31, 2003 was $12.2 million compared with $11.4 million at the end of 2002. Loans increased 4.8% in 2003, while the allowance as a percent of total loans increased as a result of a loan loss provision (offset by net charge-offs) increased to 1.75% from 1.72% at year-end 2002. The December 31, 2003 ratio of ALL to outstanding loans was 1.75% compared with 1.72% at December 31, 2002. Based on management's analysis of the loan portfolio risk at December 31, 2003, a provision expense of $5.7 million was recorded for the year ended December 31, 2003, a decrease of $50,000 compared to the same period in 2002. Factors evaluated were primarily based upon calculations made as a result of various loss risk percentages applied to various problem and watch type credits. The trend indicated a slight increase in risk relative to the loan portfolio at year-end 2003 compared to year-end 2002. Net loan charge-offs of $4.9 million occurred in 2003, and the ratio of net charge-offs to average loans for the period ended December 31, 2003 was 0.72% compared to 0.36% at December 31, 2002. Commercial loan charge-offs represented 69.8% of the total net charge-offs for the year 2003, primarily the result of a previously discussed $2.6 million loan charge-off taken in the fourth quarter of 2003. Real estate-mortgage charge-offs represented 25.0% of the total net charge-offs for the year 2003. Commercial mortgage loan charge-offs accounted for $542,000 of the mortgage total and residential mortgage loan charge-offs totaled $683,000. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and accrued interest.

TABLE 11. LOAN LOSS EXPERIENCE

                                                                    Years Ended December 31,
                                                 -------------------------------------------------------------
                                                   2003         2002         2001         2000         1999
                                                 ---------    ---------    ---------    ---------    ---------
                                                                     (dollars in thousands)
Daily average amount of loans                    $ 678,041    $ 635,368    $ 587,995    $ 505,892    $ 421,541
                                                 ---------    ---------    ---------    ---------    ---------
Loans, end of period                             $ 695,990    $ 664,285    $ 605,287    $ 555,107    $ 447,019
                                                 ---------    ---------    ---------    ---------    ---------
ALL, at beginning of year                        $  11,410    $   7,992    $   7,006    $   7,611    $  11,035
Loans charged off:
  Real estate-mortgage                               1,595        1,859        1,573        1,584          991
  Real estate-construction                              79           --           --           --           40
  Loans to farmers                                      --           --           --           24           35
  Commercial/industrial loans                        4,369          789          983          343        4,097
  Consumer loans                                       302          407          173          123          199
  Lease financing/other loans                           --           --           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
Total loans charged off                          $   6,345    $   3,055    $   2,729    $   2,074    $   5,362

Recoveries of loans previously charged off:
  Real estate-mortgage                                 370          175          332          290          508
  Real estate-construction                              --           --           --            2           --
  Loans to farmers                                      --           --           --           11           --
  Commercial/industrial loans                          950          524          428          557        1,433
  Consumer loans                                       124           74           75           64           47
  Lease financing/other loans                           --           --           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
Total loans recovered                                1,444          773          835          924        1,988
                                                 ---------    ---------    ---------    ---------    ---------
Net loans charged off ("NCOs")                       4,901        2,282        1,894        1,150        3,374
                                                 ---------    ---------    ---------    ---------    ---------
Additions to allowance for loan losses charged
  to operating expense                           $   5,650    $   5,700    $   2,880    $     545    $     850
Allowance to related assets acquired                    --           --           --           --         (900)
ALL, at end of year                              $  12,159    $  11,410    $   7,992    $   7,006    $   7,611
Ratio of NCOs during period to average loans
  Outstanding                                         0.72%        0.36%        0.32%        0.23%        0.80%
Ratio of ALL to NCOs                                   2.5          5.0          4.2          6.1          2.3
Ratio of ALL to total loans end of period             1.75%        1.72%        1.32%        1.26%        2.71%

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

The second is that loss estimation factors are based on historical loss totals. As such, the factors may not give sufficient weight to such considerations as the current general economic and business conditions that affect the Company's borrowers and specific industry conditions that affect borrowers in that industry. For example, with respect to loans to borrowers who are influenced by trends in the local tourist industry, management considers the effects of weather conditions, market saturation, and the competition for borrowers from other tourist destinations and attractions. In addition, the Company evaluates the tourism related business types it serves to determine the impact of economic forces as it relates to other similar lines of business in making a determination of applying reserves across related industry segments.

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

Table 12 shows the amount of the ALL allocated for the time periods indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. Management continues to target and maintain the ALL equal to the allocation methodology plus an unallocated portion, as determined by economic conditions on the Company's borrowers. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance allocated to them than do loans that have less risk.

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

TABLE 12: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                         As of December 31,
                         ------------------------------------------------
                           2003      2002      2001      2000      1999
                         --------  --------   -------   -------   -------
                                       (dollars in thousands)
Commercial, financial
  & agricultural         $  2,386  $  3,679   $   972   $ 1,073   $   814

Commercial real estate      6,772     4,639     4,158     2,993     2,605
Real estate
  Construction                702       814       503       302        29
  Residential               1,246     1,467     1,078     1,395     2,484
  Home equity lines            79       228       178       148        84
Consumer                      235       139       162       140       145
Credit card                   111        83        93        68        42
Loan commitments              276       154       144       135       130
Not specifically
  Allocated                   352       207       704       752     1,278
                         --------  --------   -------   -------   -------
Total allowance          $ 12,159  $ 11,410   $ 7,992   $ 7,006   $ 7,611

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at December 31, 2003. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when it believes it necessary to minimize the risk of further deterioration of these loans for full collection.

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

TABLE 13: NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

                                                                 Years Ended December 31,
                                                 --------------------------------------------------------
                                                   2003        2002        2001        2000        1999
                                                 --------    --------    --------    --------    --------
                                                                  (dollars in thousands)
Nonaccrual loans                                 $ 11,078    $ 12,244    $  9,929    $  8,479    $  8,086
Accruing loans past due 90 days or more                --          --          --          --          --
Restructured loans                                  5,144       9,844       4,744       4,510       4,458
                                                 --------    --------    --------    --------    --------
Total non-performing loans (NPLs)                $ 16,222    $ 22,088    $ 14,673    $ 12,989    $ 12,544
                                                 ========    ========    ========    ========    ========
Other real estate owned/operating subsidiaries      2,271       2,890       1,673         877          71
                                                 --------    --------    --------    --------    --------
Total non-performing assets (NPAs)               $ 18,493    $ 24,978    $ 16,346    $ 13,866    $ 12,615
                                                 ========    ========    ========    ========    ========

Ratios:
NPL's to total loans                                 2.33%       3.33%       2.42%       2.34%       2.81%
NPA's to total assets                                1.90%       2.76%       1.93%       1.80%       1.95%
ALL to NPL's                                        74.95%      51.66%      54.47%      53.94%      60.67%

Non-performing loans at December 31, 2003 were $16.2 million compared to $22.1 million at December 31, 2002. Impacting the decrease in non-performing loans in 2003 was a loan charge-off of $2.6 million in restructured loans and a shifting, as a result of foreclosure, of approximately $1.4 million in loans to other real estate owned during 2003 in addition to a net decrease in non-performing loans totaling $1.9 million in 2003. Non-accrual loans represented $11.1 million of the total of non-performing loans. Real estate non-accrual loans account for $9.2 million of the total, of which $2.9 million was residential real estate and $5.7 million was commercial real estate, while commercial and industrial non-accruals account for $1.8 million. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these non-accrual loans. Restructured loans were $5.1 million at December 31, 2003 compared with $9.8 million at year-end 2002. The improvement in restructured loans resulted from the charge-off of $2.6 million in loans which were considered restructured loans at year-end 2002 and net loan principal pay downs on various other restructured loans totaling $2.1 million during the 2003. Of the restructured loans at December 31, 2003, approximately $4.3 million consisted of two commercial credits and conditional loans as to which the bank has granted various concessions as a result of the borrowers' past cash flow problems. These credits were current at December 31, 2003. Although management believes that collateral for these loans is generally sufficient if there were to be a default, management has allocated a loan loss provision of $640,000. This allocation relates to a commercial credit of $1.6 million, which is the net amount remaining after the charge-off of $2.6 million referred to above in 2003. As a result of the cash flow problems of the debtor, management is continuing to specially monitor this loan on a monthly basis and is working with the borrower to minimize any additional loss exposure. If the loan becomes not current or other factors change, this loan is subject to becoming a non-performing loan and/or further charge-off. As a result the ratio of non-performing loans to total loans at the end of 2003 was 2.3% compared to 3.3% at end of year 2002. The Company's ALL was 75.0% of total non-performing loans at December 31, 2003 compared to 51.7% at end of year 2002.

The following table shows, for those loans accounted for on a non-accrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 14: FOREGONE LOAN INTEREST

                                                        Years ended December 31,
                                                    --------------------------------
                                                      2003        2002        2001
                                                    --------    --------    --------
                                                         (dollars in thousands)
Interest income in accordance with original terms   $    996    $  1,639    $  1,212
Interest income recognized                              (352)       (357)       (346)
                                                    --------    --------    --------
Reduction in interest income                        $    644    $  1,282    $    866
                                                    ========    ========    ========

Potential problem loans are currently performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. At December 31, 2003, potential problem loans amounted to a total of $5.7 million compared to a total of $5.2 million at end of 2002. Of the problem loans a total of $5.4 million stem from one commercial borrower which is currently experiencing cash flow concerns. Various commercial real estate loans totaling $300,000 make up the balance of the total potential problem loans. Noting the exceptions above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Except as noted above, management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of nineteen properties totaling $2.3 million at end of year 2003. This compared to nine properties totaling $896,000 million at end of year 2002. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

The net cost of operation of other real estate for 2003, 2002, and 2001 consists of the following and are shown in Table 15:

TABLE 15: OTHER REAL ESTATE OPERATION SUMMARY

                                         2003      2002      2001
                                        -------   -------   -------
                                          (dollars in thousands)
Loss on disposition of properties and
  other costs                           $   511   $   341   $   475
Gains on disposition of properties
  and expense recoveries                $   133   $   138   $   227
                                        -------   -------   -------

Net (gains) losses                      $   378   $   203   $   248
                                        =======   =======   =======

In the first quarter of 2002, a commercial real estate loan totaling $2.2 million was deeded over to the Bank, and a subsidiary, Arborview, formed for purposes of operating a community based residential facility. The assets of the subsidiary were sold in the first quarter of 2003.

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

TABLE 16: INVESTMENT SECURITIES PORTFOLIO

                                              2003       2002       2001
                                            --------   --------   --------
                                               (dollars in thousands)
Investment Securities Held to Maturity
  (HTM):
Obligations of states and political
  subdivisions                              $  19,032  $  18,227  $  22,205
                                            ---------  ---------  ---------
  Total amortized cost and carrying value   $  19,032  $  18,227  $  22,205
                                            =========   ========   ========
  Total fair value                          $  19,314  $  18,524  $  22,398
                                            =========   ========   ========

Investment Securities Available for Sale
  AFS):
U.S. Treasury and other agency
  Securities                                $  37,942  $  38,379  $  21,505
Obligations of states and political
  Subdivisions                                 32,848     35,840     32,639
Mortgage-backed securities                     99,970     49,968     73,183
Other                                           2,877      4,019     14,303
                                            ---------  ---------  ---------
  Total amortized cost                      $ 173,637  $ 128,206  $ 141,630
                                            =========  =========  =========
  Total fair value and carrying value       $ 176,815  $ 133,139  $ 144,895
                                            =========  =========  =========

Total Investment Securities:
  Total amortized cost                      $ 192,669  $ 146,433  $ 163,835
  Total fair value                          $ 196,129  $ 151,663  $ 167,293
  Total carrying value                      $ 195,847  $ 151,366  $ 167,100

Investment securities are classified as held to maturity or available for sale. The Company determined at year end 2003 that all of its taxable securities, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 2003 were to be classified as available for sale. In addition, the Company determined that its non-taxable local municipals were classified as available for sale. In the case of the Company's non-taxable securities and municipal bond investments purchased prior to 1996, they were determined to be held to maturity. This determination was made because the Company wanted to retain the municipal bond issues due to their higher after-tax yields, and local non-taxable issues due to their lessened marketability. Held to maturity securities are those securities the Company has both the intent and ability to hold until maturity. Under this classification, securities are stated at cost, adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. At December 31, 2003, securities held to maturity had an aggregate market value of approximately $19.3 million compared with amortized cost of $19.0 million.

Investment securities classified as available for sale are those securities which the Company has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Company has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale at December 31, 2003 and 2002 are carried at market value. Adjustments up or down to market value at December 31, 2003 and 2002 are recorded as a separate component of equity, net of tax with one exception. In the event of a market value loss with regards to investments held in the investment subsidiary, the market value loss is recorded without a tax benefit since the loss would be treated as a capital loss. Premium amortization and discount accretion are recognized as adjustments to interest income. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method. At December 31, 2003, securities available for sale had a market and carrying value of $176.8 million.

TABLE 17: INVESTMENT SECURITIES PORTFOLIO MATURITY DISTRIBUTION (dollars in thousands)

                           Investment securities HTM - maturity distribution and weighted average yield
                 -------------------------------------------------------------------------------------------------
                                      After one year     After five years
                     Within one       But within five     But within ten
                        year              Years                Years          After ten years          Total
                 -----------------   -----------------   -----------------   -----------------   -----------------
                 Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield    Amount     Yield
                 -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Obligations of
  states and
  political
  subdivisions   $ 4,453      3.62%  $ 6,923     5.60%   $ 3,047     5.87%   $ 4,609      5.55%  $19,032      5.17%
                 -------      ----   -------     ----    -------     ----    -------      ----   -------      ----

Total carrying
  Value          $ 4,453      3.62%  $ 6,923     5.60%   $ 3,047     5.87%   $ 4,609      5.55%  $19,032      5.17%
                 =======      ====   =======     ====    =======     ====    =======      ====   =======      ====

                                Investment securities AFS - maturity distribution and weighted average yield
                  ----------------------------------------------------------------------------------------------------------
                                          After one year       After five years
                     Within one          But within five        But within ten
                        year                  years                 years            After ten years             Total
                  ------------------    ------------------    ------------------    ------------------    ------------------
                   Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield      Amount     Yield
                  --------   -------    --------   -------    --------   -------    --------   -------    --------   -------
Treasury          $     --        --    $    207      4.59%   $     --        --    $     --        --    $    207      4.59%
Agencies             2,499      0.88%     32,616      4.77%      4,374      5.51%         --        --      39,489      4.61%
Mortgage-backed
  securities         2,402      5.74%     56,115      3.74%     38,625      4.21%      2,006      4.27%     99,148      3.98%
Obligations of
  states and
  political
  subdivisions       2,246      7.51%      7,590      7.06%     14,410      7.69%     10,769      7.11%     35,015      7.36%
Other                  350      0.65%         --        --          --        --       2,606      6.84%      2.956      6.11%
                  --------      ----    --------      ----    --------      ----    --------      ----     -------      ----

Total carrying
  value           $  7,497      4.41%   $ 96,528      4.35%   $ 57,409      5.18%   $ 15,381      6.69%    176,815      4.83%
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

Investment securities averaged $170.9 million in 2003 compared with $173.8 million in 2002. The average balance of securities decreased partly as a result of funds from maturing investments used to satisfy funding requirements for loan demand in the early part of 2003. In 2003, taxable securities comprised approximately 68.6% of the total average investments compared to 66.8% in 2002. Tax-exempt securities on average for 2003 accounted for 31.4% of the total average investments compared to 33.2% in 2002.

Deposits

Deposits are the Company's largest source of funds. At December 31, 2003, deposits were $783.3 million, an increase of $43.0 million or 5.8% from $740.3 million recorded at December 31, 2002. Brokered deposits decreased $800,000 to $97.8 million at year-end 2003 from $98.6 million at year end 2002. Average total deposits for 2003 were $748.0 million, an increase of 8.1% over 2002. Included in these results was an increase in average brokered deposits to $98.2 million in 2003 from $87.1 million in 2002. The increase in brokered time deposits occurred principally in the first half of 2003, and reflects the Company's use of such instruments to provide incremental funding to meet cash flow needs. The acquisition of brokered time deposits was accomplished generally at funding rates encountered by the Company in its own market area. Although the use of brokered deposits has increased in the last two years, Management views these as a stable source of funds. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Average deposits increased 12.7% in 2002 compared to 2001 results. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season.

TABLE 18: AVERAGE DEPOSITS DISTRIBUTION

                                   2003                      2002                       2001
                           ----------------------    ----------------------    ----------------------
                            Amount     % of Total     Amount     % of Total     Amount     % of Total
                           ---------   ----------    ---------   ----------    ---------   ----------
                                                     (dollars in thousands)
Noninterest-bearing
  Demand deposits          $  88,642           12%   $  76,030           11%   $  67,012           11%
Interest-bearing demand
  Deposits                    74,998           10%      53,170            8%      44,015            7%
Savings deposits             196,598           26%     201,344           29%     197,993           32%
Other time deposits          208,160           28%     192,160           28%     194,106           32%
Time deposits $100,000
  and over (excluding
  brokered deposits)          81,342           11%      82,287           12%      75,192           12%

Brokered certificates of
  Deposit                     98,215           13%      87,108           12%      35,714            6%
   Total deposits          $ 747,955          100%   $ 692,099          100%   $ 614,032          100%

As shown in Table 18, non-interest bearing demand deposits in 2003 averaged $88.6 million, up 16.6% from $76.0 million recorded in 2002. This $12.6 million increase is attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. At December 31, 2003, non-interest-bearing demand deposits were $106.6 million compared with $89.8 million at year-end 2002.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts ("IRAs") and certificates of deposit ("CDs"). In 2003, interest-bearing deposits averaged $659.3 million, an increase of 7.0%. Within the category of interest bearing deposits, savings deposits, including money market accounts, decreased $4.7 million or 2.4% as a result of customer preference to lock in higher short term rates through the purchase of short term time deposits . During the same period, time deposits, including CDs and IRAs (other than brokered time and time over $100,000) increased in average deposits $16.0 million or 8.3%, primarily the result of a shift in customer preferences. Average time deposits over $100,000 decreased by $945,000 or 1.1%. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits.

Emphasis will be placed on generating additional core deposits in 2004 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service. The Company also may increase brokered CD's during the year 2004 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Under that scenario, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of rate.

Short-Term Borrowings and Other Borrowings

Short-term borrowings consist of federal funds purchased, securities under agreements to repurchase, and advances from FHLB. As indicated in Table 19, average 2003 short-term borrowings were $11.3 million compared to $21.0 million during 2003. The decrease of $9.7 million occurred as a result of growth in core deposits and an increase in non-core funding sources such as brokered time deposits, time deposits greater than $100,000 and increased term loans with FHLB offset to a lesser extent by increased loan demand, increased investment balances and decreased term loans with FHLB. Average short-term borrowings decreased $714,000 to $21.0 million in 2002 from $21.8 million in 2001 due to other forms of funding sources used during the year.

At year-end 2003, short-term borrowings increased to $23.4 million from $10.1 million a year earlier. The increase resulted from increased loans and investments at year-end compared to growth in deposits.

TABLE 19: SHORT-TERM BORROWINGS

                                                    December 31,
                                          --------------------------------
                                            2003        2002        2001
                                          --------    --------    --------
                                               (dollars in thousands)
Federal funds purchased and securities
  sold under agreements to repurchase:

Balance end of year                       $ 23,359    $ 10,056    $  2,837

Average amounts outstanding during year   $  9,562    $ 15,631    $ 13,237
Maximum month-end amounts outstanding     $ 32,641    $ 38,197    $ 47,009
Average interest rates on amounts
  Outstanding at end of year                  1.23%       1.37%       3.91%
Average interest rates on amounts
  Outstanding during year                     1.32%       1.94%       5.49%

Federal Home Loan Bank advances:

Balance end of year                             --          --          --
Average amounts outstanding during year   $  1,781    $  5,409    $  8,517
Maximum month-end amounts outstanding           --    $ 10,000    $ 23,000
Average interest rates on amounts
  outstanding at end of year                    --          --          --
Average interest rates on amounts
  outstanding during year                     1.30%       2.03%       5.30%

Other borrowings consist of term loans with FHLB. Average other borrowings in 2003 were $65.3 million compared to $72.5 million. The decrease of $7.3 million or 10.0% occurred as a result of the availability of other funding sources used during 2003.

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to bank customers under repurchase agreements at prevailing market rates. Borrowings with the FHLB are secured by one to four family residential mortgages and eligible investment securities allowing the Company to use it for additional funding purposes. FHLB advances are included as short-term borrowings. All other FHLB loans, including callable notes with call features greater than one year, are included in the other borrowings category.

Long-Term Debt

Long-term debt of $53,000 consists of a land contract requiring annual payments of $53,000 plus interest calculated at prime plus one quarter of one percent. The land contract was for the purchase of one of the properties in the Green Bay region for a branch location. The final payment on the land contract was made in January 2004.

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust subsidiary of the Company. The aggregate principal amount of the debentures due 2031 to the trust subsidiary is $16,597,940. For additional details, please make reference to the Consolidated Financial Statements and Note 11 in the accompanying footnotes.

Off-Balance Sheet Obligations

As of December 31, 2003 the Company has the following commitments, which do not appear on its balance sheet:

                                                                    2003
                                                            ----------------------
                                                            (dollars in thousands)
Commitments to fund home equity line loans                        $  31,277
Commitments to fund commercial real estate loans                      5,081
Commitments unused on various other lines of credit loans           140,179
                                                                  ---------
Total commitments to extend credit                                $ 176,537
Financial standby letters of credit                               $  22,229

Further discussion of these commitments is included in Note 13, "Financial Instruments with Off-Balance Sheet Risk" of the notes to consolidated financial statements.

Contractual Obligations

As of December 31, 2003, the Company is contractually obligated under long-term agreements as follows:

                                                 Payments due by period
                          -------------------------------------------------------------------
(dollars in                          Less than 1                                 More than 5
  thousands)               Total         year      1 to 3 years   3 to 5 years      years
                          --------   -----------   ------------   ------------   ------------
Junior
  subordinated
  obligations             $ 16,598                                                     16,598
Purchase
  obligations-facilities     2,400         2,400
Operating leases               700           123            254            226             97
                          --------   -----------   ------------   ------------   ------------
Totals                    $ 17,298   $     2,523   $        254   $        226   $     16,695

Further discussion of these contractual obligations is included in Note 20, " Commitments and Contingencies" of the notes to consolidated financial statements.

Liquidity

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank; investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $4.2 million in 2003 and will continue to be the Company's main source of liquidity. The dividends from the Bank were sufficient to pay cash dividends to the Company's shareholders of $3.9 million in 2003.

The Bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of their assets; the ability to use its loan and investment portfolios as collateral for secured borrowings and strong capital positions.

Maturing investments have been a primary source of liquidity at the Bank. Sales of investments totaling $68.1 million were made in 2003. $115.5 million in investments were purchased in 2003. This resulted in net cash of $47.4 million used in investing activities for 2003. At December 31, 2003, the carrying or book value of investment securities maturing within one year amounted to $12.0 million or 6.1% of the total investment securities portfolio. This compares to a 33.2% level for investment securities with one year or less maturities as of December 31, 2002. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during 2003 totaled $68.1 million. At the end of 2003, the investment portfolio contained $138.8 million of U.S. Treasury and federal agency backed securities representing 70.9% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at end of year 2003 amounting to $932,000.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in 2003 Consolidated Statements of Cash Flows, deposits provided $43.0 million in cash inflow during 2003. The Company's overall average deposit base grew $55.9 million or 8.1% during 2003. Deposit growth is the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

Federal funds sold averaged $1.7 million in 2003 compared to $1.1 million in 2002. The slight increase was the result of above average deposit growth, including non-core funding sources, offset to a lesser degree with above average growth in loans and a reduction in other borrowings. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically have higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2003, the Bank had no federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $250.0 million of loans maturing within one year, or 35.9% of total loans. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short-term borrowings and other borrowings at year-end 2003, federal funds purchased and securities sold under agreements to repurchase totaled $23.3 million compared with $10.1 million at the end of 2002. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They totaled $65.0 million at end of year 2002.

The Bank's liquidity resources were sufficient in 2003 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

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

In assessing liquidity, historical information such as seasonality (loan demand's affect on liquidity which starts before and during the tourist season and deposit draw down which affects liquidity shortly before and during the early part of the tourist season), local economic cycles and the economy in general are considered along with the current ratios, management goals and the unique characteristics of the Company. Management believes that, in the current economic environment, the Company's and the Bank's liquidity position is adequate. To management's knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank's or the Company's liquidity.

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

Interest rate sensitivity analysis can be performed in several different ways. The traditional method of measuring interest sensitivity is called "gap" analysis. The mismatch between asset and liability re-pricing characteristics in specific time intervals is referred to as "interest rate sensitivity gap." If more liabilities than assets re-price in a given time interval a liability gap position exists. In general, liability sensitive gap positions in a declining interest rate environment increase net interest income. Alternatively, asset sensitive positions, where assets re-price more quickly than liabilities, negatively impact the net interest income in a declining rate environment. In the event of an increasing rate environment, opposite results would occur in that a liability sensitive gap position would decrease net interest income and an asset sensitive gap position would increase net interest income. The sensitivity of net interest income to changing interest rates can be reduced by matching the re-pricing characteristics of assets and liabilities.

The following table entitled "Asset and Liability Maturity Re-pricing Schedule" indicates that the Company is in an asset sensitive position, which means within a one-year time frame that assets will re-price more quickly than liabilities. The analysis considers money market index accounts and 25% of NOW accounts to be rate sensitive within three months. Regular savings, money market deposit accounts and 75% of NOW accounts are considered to be rate sensitive within one to five years. While these accounts are contractually short-term in nature, it is the Company's experience that re-pricing occurs over a longer period of time. The Company views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make re-pricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories (including loans and investments) as well as other paying liability categories such as time deposits are scheduled according to their contractual maturities. The "static gap analysis" provides a representation of the Company's earnings sensitivity to changes in interest rates. It is a static indicator and does not reflect various repricing characteristics. Accordingly, a "static gap analysis" may not be indicative of the sensitivity of net interest income in a changing rate environment.

TABLE 21: INTEREST RATE SENSITIVITY ANALYSIS

                                                             As of December 31, 2003

                                                                                 Over one
                          Within three      Four to six      Seven to twelve   Year to five       Over five          Total
                             Months            Months            Months            Years            Years

                                                              (dollars in thousands)
Earning assets
Investment securities     $      15,536    $       1,544     $       2,117     $     103,451    $      80,944    $     203,592
Loans and leases:
  Variable rate                 409,914            6,922            15,468             7,830                0          440,134
  Fixed rate                     43,345           26,189            52,122           120,053            3,234          244,943
                          -------------    -------------     -------------     -------------    -------------    -------------
Total loans and leases          453,259           33,111            67,590           127,883            3,234          685,077
                          -------------    -------------     -------------     -------------    -------------    -------------
Total earning assets      $     468,795    $      34,655     $      69,707     $     231,334    $      84,178    $     888,669
                          -------------    -------------     -------------     -------------    -------------    -------------
Interest bearing
  liabilities
NOW accounts                     23,077                0                 0            69,231                0           92,308
Savings deposits                153,578                0                 0            50,674                0          204,252
Time deposits                   119,573           86.963            91,701            81,838               15          380,090
Borrowed funds                   23,412           50,000                 0            25,092                0           98,504

Trust preferred                       0                0                 0                 0           16,598           16,598
                          -------------    -------------     -------------     -------------    -------------    -------------
Total interest
  liabilities             $     319,640    $     136,963     $      91,701     $     226,835    $      16,613    $     791,752
                          -------------    -------------     -------------     -------------    -------------    -------------
Interest sensitivity
  (within periods)        $     149,155    $    (102,308)    $     (21,994)    $       4,499    $      67,565    $      96,917
Cumulative interest
  sensitivity GAP               149,155           46,847            24,853            29,352           96,917
Ratio of cumulative
  interest rate
  sensitivity GAP to
  rate sensitive assets           16.78%            5.27%             2.80%             3.30%           10.91%
Ratio of rate
  sensitive assets
  to rate sensitive
  liabilities                    146.66%           25.30%            76.02%           101.98%          506.70%
Cumulative ratio
  of rate sensitive
  assets to rate
  sensitive liabilities          146.66%          110.26%           104.53%           103.79%          112.24%

In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates and the resulting net income projections for the next twelve-month period are compared to the net interest income projection calculated under a steady rate scenario. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations for the year ended December 31, 2004 indicated that net interest income would increase by approximately 2.9% if the Fed Funds rate immediately increased by 100 basis points, and further indicate that net interest income would decrease by approximately decrease by 3.5% if the Fed Funds rate immediately decreased by 100 basis points. These results are within the policy limits established by the Company. For an immediate 200 basis point increase in the Fed Funds rate, the estimated change in net interest income from the steady rate scenario would be an increase of 4.9% for the year ended December 31, 2004. The presentation is limited to a 100 basis point decline due to the currently historically low interest rate environment. The magnitude of the effects of the declining rate scenario are impacted by the absolute level of rates, and the inability of the Company to reduce its core deposit funding costs by the entire amount of the change assumed. This impact is also exacerbated by the expected increase in prepayments on higher yielding loans and mortgage-backed securities under the declining rate scenario.

In addition, the results of the simulations are also impacted by the assumption that the slope of the yield curve will change with an increase or decrease in the Fed Funds rate. In the rising rate scenarios, the model will reflect a greater increase in short-term rates than long-term rates, thereby resulting in a decrease in the slope of the curve. In the falling rate scenario the slope is predicted to increase which means that short-term rates would fall further than long-term rates. Also impacting the modeling results is the assumption that the rates on certain types of accounts will not change to the same degree as the yield curve. In particular, the adjustment in rates on money market accounts, savings accounts and NOW accounts will be less than the adjustment in the Fed Funds rate.

There can be no assurance that the results of operations would be impacted as indicated if interest rates did move by the amounts discussed above. Management continually reviews its interest risk position through the ALCO process. Management's philosophy is to maintain relatively matched rate sensitive asset and liability positions within the range described above in order to provide earnings stability in the event of significant interest rate changes.

Capital Resources

Stockholders' equity at December 31, 2003 increased $4.2 million or 6.5% to $69.6 million, compared with $65.4 million at end of year 2002. The increase in stockholders' equity in 2003 was primarily composed of the retention of earnings and the exercise of stock options with offsetting decreases to stockholders' equity from the payment of cash dividends. Additionally, stockholders' equity at year-end 2003 included $2.1 million of accumulated other comprehensive income, related to unrealized gains on securities. At December 31, 2002, stockholders' equity included $3.2 million of comprehensive income related to unrealized gains on securities. Stockholders' equity to assets at December 31, 2003 was 7.14%, compared to 7.23% at the end of 2002.

In 2001, the Company formed Baylake Capital Trust I ("the Trust") as a statutory business trust organized for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of the Trust. The trust preferred securities enhanced regulatory capital and added liquidity. The common securities of the Trust are wholly-owned by the Company. The trust preferred securities and common securities of the trust represent preferred undivided beneficial interests as the assets of Baylake Capital Trust I, and the holder of the preferred securities will be entitled to a preference over the common securities of the Trust upon an event of default with respect to distributions and amounts payable on redemption or liquidation. These trust preferred securities are tax-advantaged issues for the Company that qualify for Tier 1 capital treatment to the Company. Distributions on these securities are included in interest expense on guaranteed preferred beneficial interest. The preferred securities are traded on the American Stock Exchange under the symbol BYL_p.

As pf December 31, 2003, the Company deconsolidated the Trust, which had issued the trust preferred securities (discussed above), and replaced the presentation of such instruments with the Company's junior subordinated debentures issued to the Trust. Such presentation reflects adoption of FASB Interpretation No. 46 (FIN 46 R) issued in December 2003.

The Company had $16.6 million of junior subordinated debentures outstanding to the Trust and the Trust had $16.1 million of trust preferred securities outstanding at December 31, 2003. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2003, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 21% of Company's Common Stock participate in the plan.

Cash dividends paid in 2003 were $0.53 per share compared with $0.49 in 2002. The Company provided an 8.2% increase in normal dividends per share in 2003 over 2002 as a result of earnings for 2003.

In 1997, the Company's Board of Directors authorized management to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in 2003 for treasury stock purchases.

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

At December 31, 2003 and 2002, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of December 31 for each of the previous two years.

TABLE 22: CAPITAL

                                                                            To Be Well Capitalized
                                                                                 Under Prompt
                                                    For Capital Adequacy      Corrective Action
                                    Actual                Purposes                Provisions
                             ------------------    ---------------------    ----------------------
                                                    (dollars in thousands)
At December 31, 2003:
Total capital (to risk
  weighted assets):
    The Company              $  88,493    10.78%     $  65,650    8.00%             N/A     N/A
    The Bank                 $  84,771    10.33%     $  65,647    8.00%       $  82,059   10.00%
Tier 1 capital (to risk
  Weighted assets):
    The Company              $  78,212     9.52%     $  32,845    4.00%             N/A     N/A
    The Bank                 $  74,493     9.08%     $  32,823    4.00%       $  49,235    6.00%
Tier 1 capital (to average
  assets):
    The Company              $  78,212     8.38%     $  37,331    4.00%             N/A     N/A
    The Bank                 $  74,493     7.98%     $  37,331    4.00%       $  46,664    5.00%

At December 31, 2002:
Total capital (to risk
  weighted assets):
    The Company              $  82,643    10.99%     $  60,146    8.00%             N/A     N/A
    The Bank                 $  79,436    10.59%     $  60,031    8.00%       $  75,039   10.00%
Tier 1 capital (to risk
  Weighted assets):
    The Company              $  73,220     9.74%     $  30,073    4.00%             N/A     N/A
    The Bank                 $  70,031     9.33%     $  30,016    4.00%       $  45,023    6.00%
Tier 1 capital (to average
  assets):
    The Company              $  73,220     8.24%     $  35,564    4.00%             N/A     N/A
    The Bank                 $  70,031     7.96%     $  35,564    4.00%       $  44,455    5.00%

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretations No. 46 ("FIN 46"), Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIE's created after January 31, 2003. However, the FASB has postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE's created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003. The requirements of FIN 46 resulted in the deconsolidation of the Company's wholly owned subsidiary trusts, formed to issue mandatorily redeemable preferred securities ("trust preferred securities"). The deconsolidation, as of December 31, 2003, results in the recognition of the trust preferred securities as junior subordinated obligations on the related consolidated statement of financial condition. The junior subordinated obligations of the trusts also include common interests, which aggregate $497,940, and are offset by an identical amount representing the Company's investment and included in other assets. The provisions of FIN 46 R had no impact on the Company's consolidated statements of income or cash flows for 2003.

The FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires an issuer to classify three types of freestanding financial instruments as liabilities. One type is financial instruments issued in the form of shares requiring the issuer to redeem them by transferring its assets. The second type is financial instruments that embody an obligation to repurchase the issuer's equity shares by transferring assets. The third type of financial instruments is one that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation meets certain criteria. The statement also requires disclosures about the terms of the instruments and settlement alternatives. The statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The provisions of this statement did not have a material impact on the Company's consolidated financial statements.

Item 7 A. Quantitative and Qualitative Disclosure about Market Risk.

Information required by this item is set forth in Item 7 under the caption "Interest Rate Risk" and is incorporated in this schedule by reference.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       and
                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

              For the Years Ended December 31, 2003, 2002, and 2001

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                                TABLE OF CONTENTS

                                                                     Page
                                                                    ------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    1

FINANCIAL STATEMENTS

        Consolidated Balance Sheets                                 2 - 3

        Consolidated Statements of Income                             4

        Consolidated Statements of Changes in Stockholder Equity      5

        Consolidated Statements of Cash Flows                       6 - 7

        Notes to Consolidated Financial Statements                  8 - 38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin

     We have audited the accompanying consolidated balance sheets of Baylake Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 2003 and 2002, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Madison, Wisconsin                                    /s/ SMITH & GESTELAND, LLP
January 21, 2004                                      SMITH & GESTELAND, LLP

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31



                                                            2003          2002
                                                            ----          ----
ASSETS                                                    (Thousands of dollars)
Cash and due from banks                                   $ 24,226      $ 33,300

Investment securities available for sale (at market)       176,815       133,139

Investment securities held to maturity (market value
    $19,314 and $18,524)                                    19,032        18,227

Loans held for sale                                            165         1,602

Loans                                                      695,990       664,285

    Less: Allowance for loan losses                         12,159        11,410
                                                           -------       -------
        Loans, net of allowance for loan losses            683,831       652,875


Bank premises and equipment                                 21,958        23,446

Federal Home Loan Bank stock (at cost)                       7,247         6,713

Accrued interest receivable                                  3,959         4,580

Income taxes receivable                                        636           340

Deferred income taxes                                        3,148         2,878

Goodwill                                                     4,969         4,969

Other assets                                                29,252        22,587
                                                          --------      --------

        Total assets                                      $975,238      $904,656
                                                          ========      ========

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                           CONSOLIDATED BALANCE SHEETS
                                   December 31

                                                                                2003             2002
                                                                                ----             ----
               LIABILITIES                                                     (Thousands of dollars)

Domestic deposits

    Noninterest bearing                                                       $ 106,642       $  89,848
    Interest bearing
        NOW                                                                      92,308          64,281
        Savings                                                                 204,252         195,232
        Time, $100,000 and over                                                 180,568         176,605
        Other time                                                              199,522         214,358
                                                                              ---------       ---------
           Total interest bearing                                               676,650         650,476
                                                                              ---------       ---------
           Total deposits                                                       783,292         740,324
Short-term borrowings

    Federal funds purchased, repurchase agreements,
        and Federal Home Loan Bank advances                                      23,359          10,056
Accrued expenses and other liabilities                                            6,155           6,698
Dividends payable                                                                 1,061             972
Other borrowings                                                                 75,092          65,000
Long-term debt                                                                       53             106
Junior subordinated debentures issued to
    unconsolidated subsidiary trust                                              16,598
Guaranteed preferred beneficial interest in the
    company's junior subordinated debt                                                           16,100
                                                                              ---------       ---------
           Total liabilities                                                    905,610         839,256
                                                                              ---------       ---------

               STOCKHOLDER EQUITY

Common stock $5 par value - authorized 50,000,000 shares in 2003 and 2002;
    issued 7,628,135 shares in 2003; 7,506,435 shares in 2002; outstanding
    7,604,976 shares in 2003; 7,483,276 shares in 2002                           38,141          37,532
Additional paid-in capital                                                        8,163           7,373
Retained earnings                                                                21,864          17,903
Treasury stock                                                                     (625)           (625)
Accumulated other comprehensive income
    Net unrealized gain on securities available for sale, net of
        tax of $1,094 in 2003 and $1,716 in 2002                                  2,085           3,217
                                                                              ---------       ---------
           Total stockholder equity                                              69,628          65,400
                                                                              ---------       ---------
           Total liabilities and stockholder equity                           $ 975,238       $ 904,656
                                                                              =========       =========

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                       CONSOLIDATED STATEMENTS OF INCOME
                         For the Years Ended December 31


                                                                       2003       2002         2001
                                                                       ----       ----         ----
                                                             (Amounts in thousands except per share data)

Interest income
    Interest and fees on loans                                      $40,129      $42,826      $49,313
    Interest on investment securities
        Taxable                                                       4,857        5,958        6,887
        Exempt from federal income taxes                              2,412        2,753        2,631
    Other interest income                                                76           27          192
                                                                    -------      -------      -------
           Total interest income                                     47,474       51,564       59,023
                                                                    -------      -------      -------

Interest expense
    Interest on deposits                                             14,585       17,335       24,455
    Interest on short-term borrowings                                 2,184          413        1,178
    Interest on other borrowings                                                   2,790        4,975
    Interest on junior subordinated debentures of
        unconsolidated subsidiary                                     1,695        1,645        1,430
    Interest on long-term debt                                            2            5           15
                                                                    -------      -------      -------
           Total interest expense                                    18,466       22,188       32,053
                                                                    -------      -------      -------
           Net interest income                                       29,008       29,376       26,970
Provision for loan losses                                             5,650        5,700        2,880
                                                                    -------      -------      -------
           Net interest income after provision
             for loan losses                                         23,358       23,676       24,090
                                                                    -------      -------      -------
Other income
    Fees from fiduciary activities                                      677          637          664
    Fees from loan servicing                                          2,009        1,587        1,665
    Fees for other services to customers                              3,526        3,573        2,444
    Gains from sales of loans                                         1,910        1,425          873
    Securities gains                                                                 509
    Other income                                                      2,569        3,282          865
                                                                    -------      -------      -------
           Total other income                                        10,691       11,013        6,511
                                                                    -------      -------      -------
Other expenses
    Salaries and employee benefits                                   14,183       13,743       11,923
    Occupancy expense                                                 2,087        2,163        1,834
    Equipment expense                                                 1,438        1,422        1,401
    Data processing and courier                                       1,087        1,040          986
    Operation of other real estate                                      378          203          248
    Other operating expenses                                          4,859        4,820        4,583
                                                                    -------      -------      -------
           Total other expenses                                      24,032       23,391       20,975
                                                                    -------      -------      -------
           Income before income taxes                                10,017       11,298        9,626
Income tax expense                                                    2,060        2,575        2,091
                                                                    -------      -------      -------
           NET INCOME                                               $ 7,957      $ 8,723      $ 7,535
                                                                    =======      =======      =======
Basic earnings per common share                                     $  1.06      $  1.17      $  1.01
Diluted earnings per common share                                   $  1.04      $  1.15      $  0.99



    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
                         For the Years Ended December 31




                                                                                   Accumulated
                                                Common Stock        Additional        Other
                                              ------------------     Paid-in      Comprehensive    Retained    Treasury      Total
                                              Shares      Amount     Capital         Income        Earnings      Stock      Equity
                                              ------      ------     -------         ------        --------      -----      ------
                   2001                                            (Amounts in thousands except for shares)
Balance - January 1, 2000                      7,468,733   $ 37,344  $   7,185    $      553     $    8,670   $  (625)     $ 53,127
Net income for the year                                                                               7,535                   7,535
Net changes in unrealized gain
    (loss) on securities available for
    sale, net of $869 deferred taxes                                                   1,566                                  1,566
                                                                                                                           --------
Comprehensive income                                                                                                          9,101
                                                                                                                           --------
Stock options exercised                           26,001        130         82                                                  212
Tax benefit from exercise of stock
    options                                                                 52                                                   52
Cash dividends declared                                                                              (3,362)                 (3,362)
                                               ---------    -------  ---------    ----------     ----------   -------      --------
Balance - December 31, 2001                    7,494,734     37,474      7,319         2,119         12,843      (625)       59,130

                   2002

Net income for the year                                                                               8,723                   8,723
Net changes in unrealized gain
    (loss) on securities available for
    sale, net of $570 deferred taxes                                                   1,098                                  1,098
                                                                                                                           --------
Comprehensive income                                                                                                          9,821
                                                                                                                           --------
Stock options exercised                           11,701         58         23                                                   81
Tax benefit from exercise of stock
    options                                                                 31                                                   31
Cash dividends declared                                                                              (3,663)                 (3,663)
                                               ---------    -------  ---------    ----------     ----------   -------      --------
Balance - December 31, 2002                    7,506,435     37,532      7,373         3,217         17,903      (625)       65,400

                   2003

Net income for the year                                                                               7,957                   7,957
Net changes in unrealized gain
    (loss) on securities available for
    sale, net of $622 deferred taxes                                                  (1,132)                                (1,132)
                                                                                                                           --------
Comprehensive income                                                                                                          6,825
                                                                                                                           --------
Stock options exercised                          121,700        609        611                                                1,220
Tax benefit from exercise of stock
    options                                                                179                                                  179
Cash dividends declared                                                                              (3,996)                 (3,996)
                                               ---------    -------  ---------    ----------     ----------   -------      --------
Balance - December 31, 2003                    7,628,135    $38,141  $   8,163    $    2,085     $   21,864   $  (625)     $ 69,628
                                                            =======  =========    ==========     ==========   =======      ========
    Less treasury stock                           23,159
                                               ---------
                                               7,604,976
                                               =========

    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31


                                                                        2003             2002           2001
                                                                        ----             ----           ----
                                                                               (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Interest received from:
        Loans                                                          $  40,635       $ 43,416       $ 49,721
        Investments                                                        8,064          8,877          9,730
    Fees and service charges                                               8,418          8,279          5,676
    Interest paid to depositors                                          (15,274)       (17,608)       (24,715)
    Interest paid to others                                               (3,873)        (5,010)        (7,935)
    Cash paid to suppliers and employees                                 (21,517)       (21,417)       (18,322)
    Income taxes paid                                                     (2,019)        (2,626)        (3,290)
                                                                       ---------       --------       --------
           Net cash provided by operating activities                      14,434         13,911         10,865
                                                                       ---------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investments                                                     8,506
    Principal payments received on investments                            68,096         79,777         36,141
    Purchase of investments                                             (115,486)       (70,843)       (47,559)
    Proceeds from sale of other real estate owned                          2,219          5,608          2,839
    Proceeds from sale of subsidiary assets                                2,595
    Loans made to customers in excess of principal collected             (38,732)       (67,143)       (57,190)
    Capital expenditures                                                  (2,001)        (1,206)        (1,925)
    Investment in bank owned life insurance                               (4,000)       (13,000)
                                                                       ---------       --------       --------
           Net cash used in investing activities                         (87,309)       (58,301)       (67,694)
                                                                       ---------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand deposits, NOW accounts,
        and savings accounts                                              53,941          4,865         41,646
    Net increase (decrease) in short-term borrowings                      13,303          7,220        (76,702)
    Net increase (decrease) in time deposits                             (10,973)        65,648         74,239
    Proceeds from trust preferred securities                                                            16,100
    Proceeds (payments) from other borrowings                             10,092        (25,000)        35,000
    Payments on other borrowings and long-term debt                          (53)           (53)       (22,753)
    Proceeds from issuance of stock                                        1,398            113            264
    Debt issuance costs                                                                                   (891)
    Dividends paid                                                        (3,907)        (3,588)        (3,284)
                                                                       ---------       --------       --------
           Net cash provided by financing activities                      63,801         49,205         63,619
                                                                       ---------       --------       --------
           Net increase (decrease) in cash
               and due from banks                                         (9,074)         4,815          6,790

Cash and cash equivalents, beginning                                      33,300         28,485         21,695
                                                                       ---------       --------       --------

Cash and cash equivalents, ending                                      $  24,226       $ 33,300       $ 28,485
                                                                       =========       ========       ========


    The accompanying notes are an integral part of the financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31


                                                             2003           2002          2001
                                                             ----           ----          ----
                                                                  (Thousands of dollars)
Reconciliation of net income to net cash
  provided by operating activities:
    Net income                                              $   7,957     $   8,723     $  7,535
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                        1,434         1,460        1,934
           Provision for losses on loans and real
               estate owned                                     5,650         5,700        2,880
           Amortization of premium on investments                 789           317          206
           Accretion of discount on investments                  (169)         (182)        (364)
           Cash surrender value increase                         (821)         (450)        (140)
           Gain on sale of investment securities                               (509)
           Gain on sale of loans and other assets              (2,510)       (1,467)      (1,062)
           Proceeds from sale of loans held for sale          141,877       110,056       87,379
           Origination of loans held for sale                (139,967)     (108,631)     (86,506)
           Equity in income of service center                    (376)         (383)        (295)
           Deferred compensation                                  353            96           90
           Deferred income taxes                                  320        (1,401)        (661)
           Changes in assets and liabilities:
               Interest receivable                                622           532          621
               Prepaids and other assets                          402        (1,098)           1
               Unearned income                                     33            (8)         (35)
               Interest payable                                  (730)         (429)        (596)
               Taxes receivable                                  (280)        1,349         (538)
               Other liabilities                                 (150)          236          416
                                                            ---------     ---------     --------
        Net cash provided by operating activities           $  14,434     $  13,911     $ 10,865
                                                            =========     =========     ========

SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

    Acquisition of property in lieu of foreclosure          $   3,549     $   6,697     $  3,448
    Dividends reinvested in common stock                          959           877          857
    Impact of deconsolidation of subsidiary trust upon
        adoption of FIN 46 R as described in Note 1:
        Increase in junior subordinated debentures             16,598
        Increase in other assets representing investment         (498)
           in subsidiary trust
        Decrease in guaranteed preferred beneficial
           interest                                           (16,100)

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

          Baylake Bank owns a 49% interest in United Financial Services, Inc.,
          (UFS) a data processing service. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other revenue. Amounts paid to UFS for data processing services for Baylake bank were $962,000, $909,000, and $850,000 in 2003, 2002, and 2001, respectively. At December 31, 2003 and 2002, Baylake Bank had loans of $350,000 and $200,000, respectively, to UFS.

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

          Loan origination fees and related costs are deferred and the net deferred revenue is amortized over the term of the loans using the effective interest rate or straight-line method.

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

          Mortgage servicing rights of $539,000, $308,000, and $400,000 were capitalized and $411,000, $260,000, and $204,000 were amortized during 2003, 2002, and 2001, respectively. The amount of impairment was not material. The amount of loans serviced for the benefit of others as of December 31, 2003, 2002, and 2001 was $144,748,000, $105,180,000, and
          $87,165,000, respectively.

          Bank owned life insurance (BOLI) is carried at the cash surrender value of the underlying policies. Income of $686,000 and $332,000 in 2003 and 2002, respectively, is included in other income.

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

          During 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles," which requires that goodwill no longer be amortized but, instead, tested annually for impairment. There was no impairment of goodwill in 2003 or 2002. Prior to 2002, goodwill was being amortized on a straight-line basis over 15 years. Amortization expense was $486,000 in 2001.

          The company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2003, 2002, and 2001 were $269,000, $274,000, and $293,000, respectively.

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

          For comparability, certain 2002 and 2001 amounts have been reclassified to conform with classification adopted in 2003.

          In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No.46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIE's created after January 31, 2003. However, the FASB has postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE's created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003. The requirements of FIN 46 R resulted in the deconsolidation of the company's wholly owned subsidiary trust, formed to issue mandatorily redeemable preferred securities ("trust preferred securities"). The deconsolidation, as of December 31, 2003, results in the recognition of the trust preferred securities as junior subordinated debentures on the related consolidated balance sheets. The junior subordinated debentures of the trust also include common interests, which aggregate approximately $498,000 and are offset by an identical amount representing the company's investment and included in other assets. The provisions of FIN 46 R had no impact on the company's consolidated statements of income or cash flows for 2003.

          The FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this statement did not have a significant impact on the company's consolidated financial statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INFORMATION ABOUT THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires an issuer to classify three types of freestanding financial instruments as liabilities. One type is financial instruments issued in the form of shares requiring the issuer to redeem them by transferring its assets. The second type is financial instruments that embody an obligation to repurchase the issuer's equity shares by transferring assets. The third type of financial instruments is one that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation meets certain criteria. The statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The provisions of this statement did not have a material impact on the company's consolidated financial statements.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

          The company's subsidiary, Baylake Bank, is required to maintain average reserve balances by the Federal Reserve Bank. The average amount of those reserve balances for the year ended December 31, 2003, was approximately $6,325,000.

NOTE 3 - INVESTMENT SECURITIES

          The amortized cost and estimated market values of investments are as follows:

                                                      December 31, 2003
                                       -----------------------------------------------
                                                      Gross        Gross     Estimated
                                       Amortized   Unrealized   Unrealized    Market
                                         Cost        Gains         Losses      Value
                                       ---------   ----------   ----------   ---------
                                                   (Thousands  of dollars)
          Available For Sale
          U.S. Treasury and other
            U.S. government agencies   $  37,942   $    1,760   $        6   $  39,696
          Obligations of states and
            political subdivisions        32,848        2,167                   35,015
          Mortgage-backed securities      99,970          204        1,026      99,148
          Other                            2,877           79                    2,956
                                       ---------   ----------   ----------   ---------
                                       $ 173,637   $    4,210   $    1,032   $ 176,815
                                       =========   ==========   ==========   =========
          Held to Maturity
          Obligations of states and
            political subdivisions     $  19,032   $      282   $            $  19,314
                                       =========   ==========   ==========   =========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (continued)

                                                      December 31, 2002
                                       -----------------------------------------------
                                                      Gross        Gross     Estimated
                                       Amortized   Unrealized   Unrealized    Market
                                         Cost        Gains         Losses      Value
                                       ---------   ----------   ----------   ---------
                                                   (Thousands  of dollars)
          Available For Sale
          U.S. Treasury and other
            U.S. government agencies   $  38,379   $    2,214   $            $  40,593
          Obligations of states and
            political subdivisions        35,840        1,817            3      37,654
          Mortgage-backed securities      49,968          941           58      50,851
          Other                            4,019           22                    4,041
                                       ---------   ----------   ----------   ---------
                                       $ 128,206   $    4,994   $       61   $ 133,139
                                       =========   ==========   ==========   =========
          Held to Maturity
          Obligations of states and
            political subdivisions     $  18,227   $      297   $       --   $  18,524
                                       =========   ==========   ==========   =========

          Results of sales of securities were as follows:

                                     Available for Sale
                                 -------------------------
                                  2003     2002      2001
                                 ------   -------   ------
                                   (Thousands of dollars)
          Proceeds               $ None   $ 8,506   $ None
          Realized gains                      509

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES (continued)

          The amortized cost and estimated market value of investments at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Available for Sale         Held to Maturity
                                         -----------------------   -----------------------
                                                      Estimated                  Estimated
                                         Amortized      Market     Amortized      Market
                                            Cost        Value         Cost        Value
                                         ----------   ----------   ----------   ----------
                                         (Thousands of dollars)    (Thousands of dollars)
          Due in one year or less        $    5,249   $    5,095   $    4,453   $    4,463
          Due after one year through
            five years                       38,373       40,413        6,923        7,135
          Due after five years through
            ten years                        16,775       18,784        3,047        3,107
          Due after ten years                13,269       13,375        4,609        4,609
                                         ----------   ----------   ----------   ----------
                                             73,666       77,667       19,032       19,314

          Mortgage-backed securities         99,970       99,148
                                         ----------   ----------   ----------   ----------
                                         $  173,636   $  176,815   $   19,032   $   19,314
                                         ==========   ==========   ==========   ==========

          Securities pledged to secure public and trust deposits and borrowed funds had a carrying value of $91,228,000 and $50,065,000 at December 31, 2003 and 2002, respectively.

NOTE 4 - LOANS

          Major classifications of loans are as follows:

                                                                 December 31,    December 31,
                                                                     2003            2002
                                                                 ------------    ------------
                                                                    (Thousands of dollars)
         Commercial, financial, and agricultural                 $    478,829    $    440,632
         Real estate - construction                                    77,350          75,688
         Real estate - mortgage                                       125,700         133,365
         Installment                                                   14,460          14,916
                                                                      696,339         664,601
           Less: Deferred loan origination fees, net of costs            (349)           (316)
                                                                 ------------    ------------
             Net loans                                           $    695,990    $    664,285
                                                                 ============    ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (continued)

          Loans having a carrying value of $25,678,000 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2003.

          Certain directors and officers of the company and Baylake bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of Baylake Bank during 2003 and 2002. Such loans were made in the ordinary course of business at normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection.

          A summary of the changes in those loans is as follows:

                                                             2003         2002
                                                           ---------    ---------
                                                           (Thousands of dollars)
          Balance at beginning of year                     $   4,978    $   4,889
          New loans made                                       3,156        3,252
          Repayments received                                 (4,524)      (3,156)
          Loans related to former officers and directors        (299)          (7)
                                                           ---------    ---------
          Balance at end of year                           $   3,311    $   4,978
                                                           =========    =========

          Loans on which the accrual of interest has been discontinued or reduced amounted to $11,079,000 and $12,244,000 at December 31, 2003 and 2002, respectively. If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $995,670 and $1,639,000 for 2003 and 2002, respectively. Interest income which has been recorded amounted to $352,000 and $357,000 for 2003 and 2002, respectively, for these nonaccrual loans.

          Changes in the allowance for loan losses were as follows:

                                              2003        2002        2001
                                            --------    --------    --------
                                                 (Thousands of dollars)
          Balance at beginning of year      $ 11,410    $  7,992    $  7,006
          Provision charged to operations      5,650       5,700       2,880
          Recoveries                           1,444         773         835
          Loans charged off                   (6,345)     (3,055)     (2,729)
                                            --------    --------    --------
          Balance at end of year            $ 12,159    $ 11,410    $  7,992
                                            ========    ========    ========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (continued)

          The provision for credit losses charged to expense is based upon management's best estimate of probable loan losses incurred at the balance sheet date, including consideration of Baylake bank's credit loss experience and an evaluation of impaired loans under SFAS 114. A loan is considered to be impaired when, based upon current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan.

          The following is a summary of activity in investment in loans that have declined in value and related interest income and allowance for credit losses accounts:

                                                                2003         2002
                                                            ----------    ----------
                                                             (Thousands of dollars)
          Impaired loans at December 31                     $   60,661    $   30,197
          Impaired loans at December 31 allowed for         $   60,661    $   30,197
          Average impaired loans during the period          $   40,184    $   30,443
          Interest income recognized while loans impaired   $    3,562    $    1,864
          Interest income using a cash-basis method         $    3,829    $    1,889
          Allowance as of January 1                         $    4,890    $    2,104
          Additions during the year                              5,766         3,678
          Recoveries of amounts previously allowed for          (4,135)         (892)
                                                            ----------    ----------
          Allowance as of December 31                       $    6,521    $    4,890
                                                            ==========    ==========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK PREMISES AND EQUIPMENT

                                                   2003       2002       2001
                                                 --------   --------   --------
                                                     (Thousands of dollars)
          Land                                   $  4,123   $  3,673   $  4,155
          Buildings and improvements               20,067     21,130     18,054
          Equipment                                 9,758      9,373     10,313
                                                 --------   --------   --------
                                                   33,948     34,176     32,522
            Less accumulated depreciation          11,990     10,730     10,730
                                                 --------   --------   --------
              Bank premises and equipment        $ 21,958   $ 23,446   $ 21,792
                                                 ========   ========   ========

          Depreciation expense                   $  1,428   $  1,515   $  1,449
                                                 ========   ========   ========

NOTE 6 - OTHER REAL ESTATE

          Other real estate ($2,318,000 in 2003, $929,000 in 2002, and
          $1,716,000 in 2001, net of an allowance for other real estate losses of $47,000 in 2003, $33,000 in 2002, and $43,000 in 2001) is included in other assets.

          Net cost of operation of other real estate is summarized below:

                                               2003       2002       2001
                                              -------    -------    -------
                                                  (Thousands of dollars)
          Loss on disposition of properties
            and other costs                   $   511    $   341    $   475
          Gain on disposition of properties
            and expense recoveries               (133)      (138)      (227)
                                              -------    -------    -------
              Net losses                      $   378    $   203    $   248
                                              =======    =======    =======

          Changes in the allowance for losses on other real estate were as follows:

                                                    2003       2002       2001
                                                   -------    -------    -------
                                                      (Thousands of dollars)
          Balance at beginning of year             $    33    $    43    $    54
          Provision charged to operations               20
          Amounts related to properties disposed        (6)       (10)       (11)
                                                   -------    -------    -------
          Balance at end of year                   $    47    $    33    $    43
                                                   =======    =======    =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEPOSITS

          At December 31, 2003, the scheduled maturities of time deposits were as follows:

                                        (Thousands of dollars)

                       2004                    $ 298,898
                       2005                       60,255
                       2006                       15,807
                       2007                        5,006
                       2008                          109
                      Thereafter                     15
                                               ---------
                                               $ 380,090
                                               =========



          Deposits from the company's directors and officers held by Baylake Bank at December 31, 2003 and 2002, amounted to $3,280,000 and $3,130,000, respectively.

NOTE 8 - SHORT-TERM BORROWINGS

          Short-term borrowings consisted of the following at December 31:

                                               2003       2002       2001
                                             --------   --------   --------
                                                 (Thousands of dollars)
          Federal funds purchased            $ 22,386   $  8,250   $
          Securities sold under agreements
             to repurchase                        973      1,806      2,837
                                             --------   --------   --------
                                             $ 23,359   $ 10,056   $  2,837
                                             ========   ========   ========

          The average outstanding balance of total short-term borrowings amounted to $9,562,000 in 2003 and $21,039,000 in 2002. The weighted-average interest rate on these borrowings was 1.32% for 2003 and 1.97% for 2002. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.

          The maximum amount outstanding at any month end was $32,641,000 during 2003 and $48,197,000 during 2002.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT

          Long-term debt consisted of a land contract requiring annual principal payments of $53,000 plus interest calculated at prime +1/4%. The balance at December 31, 2003 and 2002, was $53,000 and $106,000,
          respectively.

NOTE 10 - OTHER BORROWINGS

          Other borrowings consists of Federal Home Loan Bank loans secured by real estate mortgages and mortgage backed agency securities. Interest rates range from 1.2% to 4.73%. The total outstanding at December 31, 2003 is $75,092,000, of which $50,000,000 matures in 2004, $92,000 matures in 2008, and the remaining $25,000,000 mature in 2011.

NOTE 11 - JUNIOR SUBORDINATED DEBENTURES ISSUED TO UNCONSOLIDATED SUBSIDIARY
TRUST

          In 2001, Baylake Corp. formed Baylake Capital Trust I (the trust) as a statutory business trust organized for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the company, the sole asset of the trust. The common securities of the trust are wholly-owned by the company. The trust preferred securities and common securities of the trust represent preferred undivided beneficial interests in the assets of Baylake Capital Trust I, and the holder of the preferred securities will be entitled to a preference over the common securities of the trust upon an event of default with respect to distributions and amounts payable on redemption or liquidation. These trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment to the company. Distributions on these securities are included in interest expense on guaranteed preferred beneficial interest. The preferred securities are traded on the American Stock Exchange under the symbol BYL_p.

          The company had $16.6 million of junior subordinated debentures outstanding to the trust and the trust had $16.1 million of trust preferred securities outstanding at December 31, 2003 and 2002, as follows:

                                                                                     Junior Subordinated Debt
                                             Trust Preferred                              Owned by Trust
                              --------------------------------------------   --------------------------------------
                                                 Initial                        Initial
                                               Liquidation                     Principal
                                                  Value       Distribution      Amount                    Redeemable
                              Issuance Date   (In Millions)       Rate       (In Millions)    Maturity    Beginning
                              -------------   -------------   ------------   -------------    --------    ---------
          Baylake Capital     February 16,                                                    March 31,    March 31,
              Trust I             2001          $    16.1         10.0%         $  16.6         2031         2006

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - JUNIOR SUBORDINATED DEBENTURES ISSUED TO UNCONSOLIDATED SUBSIDIARY TRUST (continued)

          The trust's ability to pay amounts due on the trust preferred securities is solely dependent upon the company making payment on the related junior subordinated debentures to the trust. The company's obligations under the junior subordinated debentures constitute a full and unconditional guarantee by the company of the trust's obligations under the trust securities issued by the trust.

          As of December 31, 2003, the company deconsolidated the subsidiary trust, which had issued the trust preferred securities (discussed above), and replaced the presentation of such instruments with the company's junior subordinated debentures issued to the subsidiary trust. Such presentation reflects adoption of FASB Interpretation No. 46 (Fin 46 R) issued in December 2003.

NOTE 12 - DIVIDENDS AND CAPITAL RESTRICTIONS

          Cash dividends per share to shareholders were $.53, $.49, and $.45 in 2003, 2002, and 2001, respectively.

          As of December 31, 2003, undistributed earnings of Baylake Bank, included in consolidated retained earnings, available for distribution to the company as dividends without prior approval of regulatory authorities was $34,204,000.

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

          At December 31, 2003 and 2002, the company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the company's category.

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

          The company's risk-based capital and leverage ratios are as follows (thousands of dollars):

                                                         Risk-Based Capital Ratios
                                                   --------------------------------------
                                                   December 31, 2003    December 31, 2002
                                                   -----------------    -----------------
                                                    Amount     Ratio     Amount     Ratio
                                                   ---------   -----    ---------   -----
          Tier 1 capital
             Baylake Corp.                         $  78,212     9.5%   $  73,220     9.7%

             Minimum requirement                      32,825     4.0%      30,073     4.0%

          Total capital
             Baylake Corp.                         $  88,493    10.8%   $  82,643    11.0%

             Minimum requirement                      65,650     8.0%      60,146     8.0%

          Tier 1 capital to average total assets
             Baylake Corp.                         $  78,212     8.4%   $  73,220     8.2%

             Minimum requirement                      37,331     4.0%      35,564     4.0%

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

                                                      Contract or
                                                    Notional Amount
                                                 -----------------------
                                                    2003         2002
                                                 ----------   ----------
                                                 (Thousands of dollars)
          Financial instruments whose contract
            amounts represent credit risk:
            Commitments to extend credit         $  176,537   $  145,951
            Standby letters of credit and
              financial guarantees written           22,229        7,671

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

NOTE 14 - PENSION PLAN

          The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans for 2003, 2002, and 2001, totaled $835,000, $810,000, and $713,000, respectively.

          Certain officers and directors of the company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $231,000 in 2003, $227,000 in 2002, and $224,000 in 2001.

NOTE 15 - INCOME TAX EXPENSE

          The taxes applicable to income before income taxes were as follows:

                                            2003        2002            2001
                                          --------    --------        --------
                                                 (Thousands of dollars)
          Taxes currently payable
           Federal                        $  2,076    $  3,259        $  2,542
           Sate                                140         379             212
                                          --------    --------        --------
                                             2,216       3,638           2,754
                                          ========   =========        ========

          Deferred income taxes
           Federal                            (134)       (915)           (571)
           State                               (22)       (148)            (92)
                                          --------    --------        --------
                                              (156)     (1,063)           (663)
                                          --------    --------        --------
                Income tax expense        $  2,060    $  2,575        $  2,091
                                          ========    ========        ========

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAX EXPENSE (continued)

          The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:


                                                    2003        2002        2001
                                                    ----        ----        ----
                                                       (Thousands of dollars)
Income tax based on statutory rate              $ 3,406     $ 3,841     $ 3,273
State income taxes net of federal tax benefit        93          87          58
                                                -------     -------     -------
                                                  3,499       3,928       3,331
Effect of tax-exempt interest income               (754)       (842)       (749)
Life insurance death benefit and earnings          (279)       (410)        (48)
Equity in income of service center                 (128)       (130)       (100)
Amortization of goodwill                                                    165
Federal tax refund based on IRS audit
    of acquired company                            (175)                   (516)
Other                                              (103)         29           8
                                                -------     -------     -------
        Provision based on effective tax rates  $ 2,060     $ 2,575     $ 2,091
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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAX EXPENSE (continued)

          The following is a summary of the significant components of the company's deferred tax assets and liabilities as of December 31, 2003 and 2002:

                                                     2003         2002
                                                     ----         ----
                                                 (Thousands of dollars)
Deferred tax assets
    Allowance for loan losses                      $ 4,325     $ 4,395
    Deferred loan origination fees                     138         125
    Deferred compensation                              915         848
    Mortgage loan servicing                             34         149
    Nonaccrual loans                                   537         581
    Accrued vacation pay                               257         157
    Other                                               61          33
                                                   -------     -------
        Gross deferred tax assets                    6,267       6,288

    Valuation allowance for deferred tax assets       (550)       (550)
                                                   -------     -------
        Net deferred tax assets                      5,717       5,738
                                                   -------     -------
Deferred tax liabilities
    Bank premises and equipment                        908         889
    FHLB stock dividends                               463         137
    Market value adjustment on securities
        available for sale                           1,094       1,716
    Other                                              104         118
                                                   -------     -------
        Total deferred tax liabilities               2,569       2,860
                                                   -------     -------
        Net deferred asset                         $ 3,148     $ 2,878
                                                   =======     =======



                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EARNINGS AND DIVIDENDS PER SHARE

          Earnings and dividends per share are based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

                                               2003        2002        2001
                                             ---------   ---------   ---------
          Basic weighted average number of
            common shares outstanding        7,531,931   7,474,819   7,467,986
          Additional common dilutive stock
            option shares                      111,149     127,164     143,135
                                             ---------   ---------   ---------
          Diluted weighted average number
            of common shares outstanding     7,643,080   7,601,983   7,611,121
                                             =========   =========   =========
          Additional common stock option
            shares that have not been
            included due to their
            antidilutive effect                216,450     216,450     216,450

          There is no difference between basic and diluted income available to common stockholders.

          See Note 18 for information on additional stock options issued subsequent to year end. These shares would not have changed materially the calculation of the number of common shares or potential common shares outstanding at the end of the period if the transaction had occurred before December 31, 2003.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 142

          Prior to the adoption of SFAS No. 142, goodwill had a stated cost of $7,192,000 and accumulated amortization of $2,222,000 as of December 31, 2001.

          A summary of the effects of the adoption of SFAS No. 142 on net income is as follows:

                                         For the year ended December 31,
                                       ------------------------------------
                                       2003            2002            2001
                                       ----            ----            ----
                                      (Thousands of dollars except earnings
                                               per share amounts)
Reported net income                    $   7,957    $   8,723    $   7,535
Add back: goodwill amortization                                        486
                                       ---------    ---------    ---------
    Adjusted net income                $   7,957    $   8,723    $   8,021
                                       =========    =========    =========
Basic earnings per share:
    Reported net income                $    1.06    $    1.17    $    1.01
    Add back: goodwill amortization                                   0.07
                                       ---------    ---------    ---------
    Adjusted net income                $    1.06    $    1.17    $    1.08
                                       =========    =========    =========
Diluted earnings per share:
    Reported net income                $    1.04    $    1.15    $    0.99
    Add back: goodwill amortization                                   0.06
                                       ---------    ---------    ---------
    Adjusted net income                $    1.04    $    1.15    $    1.05
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

          Activity in the plan is summarized as follows:


                                                                            Weighted
                                                                             Average
                                             Number         Option Price     Exercise
                                            of Shares         Per Share       Price
                                            ---------         ---------       -----
Shares under option at December 31, 2000      698,100        4.67 - 25.00   $  11.93
Options granted                                30,975       13.00 - 14.75      14.72
Options exercised                             (26,000)       4.67 - 11.50       8.12
                                             --------       -------------   --------
Shares under option at December 31, 2001      703,075        4.67 - 25.00      12.19
Options granted                                32,384               13.00      13.00
Options exercised                             (11,700)        4.67 - 9.50       7.00
                                             --------       -------------   --------
Shares under option at December 31, 2002      723,759       $8.92 - 25.00      12.31
Options granted                                37,260                13.3      13.30
Options exercised                            (121,700)       9.50 - 11.50      10.02
                                             --------       -------------   --------
Shares under option at December 31, 2003      639,319       $8.92 - 25.00   $  12.81
                                            =========       =============   ========


          Subsequent to year-end 2003, options to purchase up to an additional 25,000 shares were granted. The exercise price was established at 100% of the fair market value of the stock on the date of grant, or $14.15 per share.

          The options outstanding at December 31, 2003, were:


                                                                                           Weighted
                                                                 Weighted-Average          Average
                                 Number of Shares                 Exercise Price           Remaining
            Price           ---------------------------     ---------------------------      Life
            Range           Outstanding     Exercisable     Outstanding     Exercisable   (In Years)
        ---------------     -----------     -----------     -----------     -----------   ----------

         $ 8.92 - 11.50         352,700         352,700    $       9.62       $    9.62       2.7
          13.00 - 15.25         226,619         119,667           14.54           15.07       6.4
                  25.00          60,000          36,000           25.00           25.00       6.0
                                -------         -------           -----           -----       ---
                                639,319         508,367           12.81           12.00       4.3
                                =======         =======           =====           =====       ===


                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK OPTION PLAN (continued)

          Options exercisable at December 31, 2002 and 2001, were 556,195 and 476,500, respectively. The weighted average exercise price for options exercisable at December 31, 2002 and 2001, was $11.19 and $10.66, respectively.

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

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - STOCK OPTION PLAN (continued)

          Had compensation cost for the company's options granted after January 1, 1995, been determined according to SFAS 123, the company's net income and earnings per share would have been reduced to the following proforma amounts:


                                                          2003         2002         2001
                                                          ----         ----         ----
                                                              (Thousands of dollars)
Net income
    As reported                                        $   7,957    $   8,723    $   7,535
    Stock-based compensation cost if the fair value
        based method had been used                           301          361          398
                                                       ---------    ---------    ---------
    Proforma                                           $   7,656    $   8,362    $   7,137
                                                       =========    =========    =========
    Basic earnings per common share
        As reported                                    $    1.06    $    1.17    $    1.01
        Proforma                                            1.04         1.12         0.96

    Diluted earnings per common share
        As reported                                    $    1.02    $    1.15    $    0.99
        Proforma                                            1.00         1.10         0.94

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

          The grant date fair values and assumptions used to determine such values are as follows:


                                           2003        2002      2001
                                           ----        ----      ----
Weighted average grant date fair value    $ 3.28     $ 3.15     $ 6.32
Assumptions:
    Risk-free interest rates                3.73%      3.78%      4.58%
    Expected volatility                    25.10%     30.10%     52.40%
    Expected term (in years)                8.00       8.00       8.00
    Expected dividend yield                 3.65%      3.78%      3.36%

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

          C.   LOANS

               The carrying amount (total outstandings excluding unearned income and reserve for loan losses) and estimated fair value of loans outstanding at December 31, 2003, are $695,990,000 and $695,435,000, and for December 31, 2002, are $664,286,000 and
               $667,832,000. In order to determine the fair values for loans, the loan portfolio was segmented based on loan type, credit quality and repricing characteristics. For certain variable rate loans with no significant credit concerns and frequent repricings, estimated fair values are based on the carrying values. The fair values of other loans are estimated using discounted cash flow analyses. The discount rates used in these analyses are generally based on origination rates for similar loans of comparable credit quality. However, where appropriate, adjustments have been made to more accurately reflect market rates. Maturity estimates are based on historical experience with prepayments and current economic and lending conditions.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

          D.   DEPOSITS

          The carrying amount and estimated fair value of deposits outstanding at December 31, 2003, are $783,292,000 and $785,727,000 and for
          December 31, 2002, are $740,324,000 and $746,024,000. Under SFAS 107,
          the fair value of deposits with no stated maturity is equal to the amount payable on demand. Therefore, the fair value estimates for these products do not reflect the benefits that the company receives from the low-cost, long-term funding they provide. These benefits are significant. The estimated fair values of fixed rate time deposits are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for deposits of similar remaining maturities. Because of the repricing characteristics and the competitive nature of the company's rates offered on variable rate time deposits, carrying amount is a reasonable estimate of the fair value.

     E.   SHORT-TERM BORROWINGS

          Short-term borrowings reprice frequently and therefore the carrying amount is a reasonable estimate of fair value.

     F.   JUNIOR SUBORDINATED DEBENTURES ISSUED TO UNCONSOLIDATED SUBSIDIARY
          TRUST

          The carrying amount and estimated fair value of the company's junior subordinated debentures and other borrowings outstanding at December 31, 2003, are $91,690,000 and $93,945,000 and for December 31, 2002,
          are $81,100,000 and $83,973,000. The estimated fair values of fixed rate time borrowings are based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates currently offered for borrowings of similar remaining maturities.

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

          Rent expense for 2003, 2002 and 2001 was $120,000, $117,000 and
          $110,000, respectively.

          Future minimum lease payments under these agreements are as follows:

                             2004      $   123,000
                             2005          126,000
                             2006          128,000
                             2007          131,000
                             2008           95,000
                             2009           97,000
                                       -----------
                                       $   700,000
                                       ===========

          As part of the Evergreen Bank, N.A. ("Evergreen") acquisition, the company was required to contribute $7 million of capital to Evergreen. No payments to the seller of Evergreen have been made, but are contingently payable based on a formula set forth in the stock purchase agreement, not to exceed $2 million, however, management does not anticipate that the amount will exceed $1 million. The contingent payments are not accrued at December 31, 2003, since the amount, if any, is not estimable.

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

          At December 31, 2003, the company had commitments totaling $2.4 million to purchase a property and construct a building on a second property.

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

                                  BAYLAKE CORP.
                              (Parent Company Only)
                            CONDENSED BALANCE SHEETS
                                   December 31

                                                       2003       2002
                                                       ----       ----
                                                    (Thousands of dollars)
                             ASSETS

Cash in bank                                         $ 2,665    $ 2,011
Interest receivable                                        4          4
Receivable from subsidiary                               134        134
Prepaid expenses                                         989      1,024
Investment securities available for sale               1,070      1,010
Investment in subsidiaries                            82,455     78,795
                                                     -------    -------
        Total assets                                 $87,317    $82,978
                                                     =======    =======

               LIABILITIES AND STOCKHOLDER EQUITY

Liabilities

    Dividends payable                                $ 1,061    $   972
    Accrued expense                                        3          1
    Debentures to subsidiary                          16,598     16,598
    Deferred income taxes                                 27          7
                                                     -------    -------
        Total liabilities                             17,689     17,578
Stockholder equity                                    69,628     65,400
                                                     -------    -------
        Total liabilities and stockholder equity     $87,317    $82,978
                                                     =======    =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

                                  BAYLAKE CORP.
                              (Parent Company Only)
                         CONDENSED STATEMENTS OF INCOME
                         For the Years Ended December 31

                                                 2003       2002        2001
                                                 ----       ----        ----
                                                    (Thousands of dollars)
Income
    Dividends from subsidiaries                $ 4,200     $ 3,800     $   200
    Interest income                                157         151         216
                                               -------     -------     -------
        Total income                             4,357       3,951         416
                                               -------     -------     -------
Expenses
    Interest                                     1,695       1,695       1,551
    Other                                           86          98         171
    Income tax benefit                            (552)       (559)       (509)
                                               -------     -------     -------
        Total expenses                           1,229       1,234       1,213
                                               -------     -------     -------
        Income (loss) before
            equity in undistributed net
            income of subsidiaries               3,128       2,717        (797)

Equity in undistributed net income
    of subsidiaries                              4,829       6,006       8,332
                                               -------     -------     -------
        NET INCOME                             $ 7,957     $ 8,723     $ 7,535
                                               =======     =======     =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

                                  BAYLAKE CORP.
                              (Parent Company Only)
                        CONDENSED STATEMENT OF CASH FLOWS
                         For the Years Ended December 31



                                                      2003        2002        2001
                                                      ----        ----        ----
                                                        (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash paid to suppliers                          $    (84)    $  (101)    $  (189)
    Interest received                                    154         145         216
    Interest paid                                     (1,660)     (1,659)     (1,557)
    Dividends received                                 4,200       3,800         800
    Income taxes received                                552         613         454
                                                    --------     -------     -------
        Net cash provided by (used in) operating
           activities                                  3,162       2,798        (276)
                                                    --------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investment                                          (986)
    Capital contributed to subsidiary                                         (1,000)
                                                    --------     -------     -------
        Net cash used in investing activities                       (986)     (1,000)
                                                    --------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                    (3,907)     (3,588)     (3,284)
    Issuance of debt                                                          16,100
    Payments on debt                                                          (7,700)
    Issuance of stock                                  1,399         112         264
    Debt issue costs                                                            (891)
                                                    --------     -------     -------
        Net cash provided by (used in) financing
           activities                                 (2,508)     (3,476)      4,489
                                                    --------     -------     -------
        Net increase (decrease) in cash                  654      (1,664)      3,213
Cash and due from banks, beginning                     2,011       3,675         462
                                                    --------     -------     -------
Cash and due from banks, ending                     $  2,665     $ 2,011     $ 3,675
                                                    ========     =======     =======

                         BAYLAKE CORP. AND SUBSIDIARIES
                             Sturgeon Bay, Wisconsin

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

                                  BAYLAKE CORP.
                              (Parent Company Only)
                        CONDENSED STATEMENT OF CASH FLOWS
                         For the Years Ended December 31



                                                       2003        2002        2001
                                                       ----        ----        ----
                                                           (Thousands of dollars)
Reconciliation of net income to net cash
  provided by operating activities:

    Net income                                        $ 7,957     $ 8,723     $ 7,535
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Undistributed earnings of subsidiary        (4,829)     (6,006)     (8,332)
           Accretion of discount on investments            (3)         (2)
           Amortization                                    35          35          30
           Change in interest receivable                               (4)
           Change in receivable from subsidiary                        54         (58)
           Change in dividends receivable                                         600
           Change in accrued expenses                       2          (2)        (51)
                                                      -------     -------     -------
        Net cash provided by (used in) operating
           activities                                 $ 3,162     $ 2,798     $  (276)
                                                      =======     =======     =======
SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES:

    Dividends reinvested in common stock              $   959     $   877     $   857

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

          Non-banking includes insurance agency services, conference facilities, and an assisted living facility through three of the company's wholly-owned subsidiaries.



                                                            2003
                              -------------------------------------------------------------
                                                                 Intercompany
                                Banking         Non-Banking        Amounts          Totals
                                -------         -----------        -------          ------
                                                   (Amounts in thousands)
Interest revenue               $    47,474       $       5       $      (5)     $    47,474
Interest expense                    18,471                              (5)          18,466
Provision for loan losses            5,650                                            5,650
Noninterest revenue                  9,954             737                           10,691
Noninterest expenses                23,684             348                           24,032
Income taxes                         1,926             134                            2,060
Net income                           7,697             260                            7,957
Total assets                       975,748             617          (1,127)         975,238

                                                           2002
                                --------------------------------------------------------------
                                                                   Intercompany
                                Banking           Non-Banking        Amounts          Totals
                                -------           -----------        -------          ------
                                                     (Amounts in thousands)
Interest revenue                 $    51,564       $       7       $      (7)     $    51,564
Interest expense                      22,195                              (7)          22,188
Provision for loan losses              5,700                                            5,700
Noninterest revenue                   10,143             870                           11,013
Noninterest expenses                  22,291           1,100                           23,391
Income taxes                           2,646            (71)                            2,575
Net income                             8,875           (152)                            8,723
Total assets                         905,334           2,632          (3,310)         904,656

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2003, Baylake Corp. had no change in or disagreements with its accountants on accounting and financial disclosures required in the annual report.

Item 9A.  CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2003. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the sections titled "Proposal No. 1, Election of Directors," "Information on Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" contained in the definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders is incorporated herein by reference.

The Board of Directors has determined that, except as noted below, all of the members of the Board are "independent directors" within the meaning of NASDAQ Rule 4200, although the Company is not governed by those standards.

Mr. Herlache is not considered independent because he is an executive officer of the Company and the Bank. Mr. Braun is not considered independent because he is an executive officer of the Company.

AUDIT COMMITTEE MATTERS

The company has a standing Audit Committee. The Audit Committee currently has four members: Mr. Berg (Chairman), Mr. Parsons, Mr. Bunda; and Mr. Agnew. As of the date of this report, each of the members of the Audit Committee is an "independent director" under NASDAQ Rule 4200. The Audit Committee's functions and responsibilities are described in a written policy statement and charter that was adopted by the Company's Board of Directors. The Board of Directors has made no determination as to "audit committee financial expert" at this date, though the makeup of the Audit Committee meets the applicable standards set forth by the Securities and Exchange Commission rules through the work experience they have accumulated and the varied background that each possess.

THE NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The Nominating and Corporate Governance Committee met quarterly in fiscal 2003. The Nominating and Corporate Governance Committee evaluates and oversees corporate governance and related issues. The committee consists of members of the board of directors and certain officers of the Bank. All directors of the Nominating and Corporate Governance Committee are currently independent directors. Although the Company has not to date developed formal processes by which shareholders may communicate directly to directors, it believes that the informal process, in which any communication sent to the board in care of the Chief Executive Officer or corporate Secretary is forwarded to the board, has served the board's and its shareholders' needs.

CODE OF ETHICS

The Company has adopted a code of ethics that all applies to all employees, as well as each member of the Company's Board of Directors. The code of ethics is available at the Company's website at www.baylake.com.

Item 11.  EXECUTIVE COMPENSATION

The information set forth under the sections titled "Director Fees and Benefits", "Executive Compensation", "Board of Directors Compensation Committee Report on Management Compensation", "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" contained in the definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders is incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the section titled "Ownership of Baylake Common" contained in the definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2003.

                                                                           Number of securities
                                                                          remaining available for
                                                                           future issuance under
                        Number of securities  to     Weighted-average       equity compensation
                        be issued upon exercise     exercise price of        plans (excluding
                         of outstanding options,   outstanding options,   securities reflected in
                          warrants and rights      warrants and rights          column (a)
                        ------------------------   --------------------   -----------------------
Plan Category                      (a)                     (b)                      (c)
---------------------   ------------------------   --------------------   -----------------------
Equity compensation
  plans approved by
  security holders                       639,319                $ 12.81                   241,021
                        ------------------------   --------------------   -----------------------
Equity compensation
  plans not approved by
  security holders                             0                   0.00                         0
                        ------------------------   --------------------   -----------------------
Total                                    639,319                $ 12.81                   241,021
                        ------------------------   --------------------   -----------------------

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth in the section titled "Certain Transactions with Management" in the definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders is incorporated herein by reference.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Smith & Gesteland, LLP for the audit of the Company's annual consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Smith & Gesteland, LLP during those periods

                                 Fiscal 2003   Fiscal 2002
                                 -----------   -----------
Audit fees (1)                     $  53,407      $ 50,465
Audit-related fees (2)                10,997        10,200
Tax fees (3)                          35,239        24,734
All other fees (4)                     2,382         3,535
                                 -----------   -----------

Total                              $ 102,025      $ 88,934

      (1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Smith & Gesteland, LLP in connection with statutory and regulatory filings or engagements.

      (2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to employee benefit plan and pooled fund audits.

      (3) Tax fees consist of fees for professional services rendered for federal and state tax compliance, tax advice and tax planning.

      (4) All other fees consist of fees for services other than the services reported above. In fiscal 2003, this category included fees related to advisory services, related to accounting for derivatives, cash surrender value of insurance, branch purchase issues, and trust preferred securities.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

Consistent with Securities and Exchange Commission requirements regarding auditor independence, on November 18, 2003, the Audit Committee adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. All engagements of the independent auditor to perform any auditor services and permissible non-audit services since November 18, 2003 have been pre-approved by the Audit Committee in accordance with the adopted policy. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has not delegated a pre-approval dollar limitation with respect to audit and non-audit services at this time.

                                     PART IV

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

See Item 15(c) below.

(b)   Reports on Form 8-K

Reports on Form 8-K during the quarter ended December 31, 2003. Fourth quarter earnings release-Regulation FD Disclosures.

(c)   Exhibits Required by Item 601 of Regulation S-K

Reference is made to the Exhibit Index on page 93 for exhibits filed as part of this report.

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

                                                  Date:  March 11, 2004

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

/s/Thomas L. Herlache                          /s/Richard A. Braun
---------------------                          -------------------
Thomas L. Herlache                             Richard A. Braun, Director
President, Chief Executive Officer and         Vice-Chairman of the Board and Executive
Director(Principal Executive Officer)          Vice-President

/s/ Steven D. Jennerjohn
------------------------                       ---------------------
Steven D. Jennerjohn                           Robert W. Agnew, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ Dee Geurts-Bengtson                        /s/ Ronald D. Berg
-----------------------                        ------------------
Dee Geurts-Bengtson, Director                  Ronald D. Berg, Director

                                               /s/ George Delveaux, Jr.
-----------------------                        ------------------------
John W. Bunda, Director                        George Delveaux, Jr., Director

/s/ Roger G. Ferris                            /s/ Joseph J. Morgan
-------------------                            --------------------
Roger G. Ferris, Director                      Joseph J. Morgan, Director

/s/ William Parsons
-------------------                            --------------------
William Parsons, Director                      Paul Jay Sturm, Director

*Each of the above signatures is affixed as of March 11, 2004.

  Exhibit
     No.                                 Description
------------   -----------------------------------------------------------------
2.1            Stock Purchase Agreement, dated as of October 1, 1998, among the
               Company, M&I and Evergreen (1)

3.1            Articles of Incorporation, as amended (2)

3.2            Bylaws, as amended (3)

3.3 Amendment to increase authorized shares of common stock of Baylake Corp. from 10,000,000 to 50,000,000 shares (4)

4.1 Junior subordinated debenture dated February 16, 2002, by and between Company and Wilmington Trust Company, as Indenture
               Trustee (5)

10.1           Baylake Corp. 1993 Stock Option Plan* (6

10.2           Baylake Bank's Pay-for-Performance (bonus) program* (7)

10.3           Baylake Bank's Deferred Compensation Program with Thomas L.
               Herlache* (8)

10.4           Baylake Bank's Agreement for Early Retirement with Ronald D.
               Berg* (9)

10.5           Baylake Bank's Deferred Compensation and Salary Continuation
               Agreement with Richard A. Braun* (10)

10.6           Baylake Corp. Stock Purchase Plan* (11)

10.7           Baylake Corp. 1998 Stock Option Plan, as amended* (12)

12.1           Statement Re Computation of Ratios

21.1           List of Subsidiaries

23.1           Consent of Smith & Gesteland

24.1           Power of Attorney (contained on the Signature Page)

31.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  *Designates compensation plans or agreements

(1) Incorporated by reference to Exhibit 2.1 from the Company's Current Report on Form 8-K filed October 15, 1998.

(2) Incorporated by reference to Exhibit 3.1 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(3) Incorporated by reference to Exhibit 3.2 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4) Incorporated by reference to Exhibit 3.3 from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

(5) Incorporated by reference to Exhibit 4.1 from the Company's Form S-3 filed February 12, 2001 for Trust Preferred Securities issued under Baylake Capital Trust I on February 16, 2001.

(6) Incorporated by reference to Exhibit A from the Company's Proxy Statement for the 1993 Annual Meeting of Shareholders.

(7) Incorporated by reference to Description thereof under "Board Directors/Compensation Committee Report on Management's Compensation" in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders.

(8) Incorporated by reference to Exhibit 10.3 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(9) Incorporated by reference to Exhibit 10.4 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(10) Incorporated by reference to Exhibit 10.5 from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(11) Incorporated by reference to Exhibit 4 from the Company's Form S-8 filed on February 10, 1998.

(12) Incorporated by reference to Exhibit 99.1 from the Company's Form S-8 filed on September 21, 1998.