Form 10-Q
period 2004-03-31
BAYLAKE CORP
filed 2004-05-17
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

Yes   {X}     No  { }

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   {X}     No  { }

                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of May 11, 2004: 7,627,477 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                    PAGE NUMBER
PART 1 - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Condensed Balance Sheet as of March 31, 2004                      3 - 4
            and December  31, 2003

         Consolidated Condensed Statement of Income for the three                       5 - 6
            months ended March 31, 2004 and 2003

         Consolidated Statement of Comprehensive Income for the three                       7
            months ended March 31, 2004 and 2003

         Consolidated Statement of Cash Flows for the three months ended                8 - 9
            March 31, 2004 and 2003

         Notes to Consolidated Condensed Financial Statements                         10 - 11

         Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     12 - 34

         Item 3. Quantitative and Qualitative Disclosures About Market Risk           34 - 35

         Item 4. Controls and Procedures                                                   35

PART II - OTHER INFORMATION                                                                35

         Item 1. Legal Proceedings
         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
                 Equity Securities
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matter to a Vote of Security Holders
         Item 5. Other Information
         Item 6. Exhibits and Reports on Form 8-K

         Signatures                                                                        36

EXHIBIT INDEX                                                                              36

         Exhibit 15  Letter re:  unaudited interim financial information                   41
         Exhibit 31.1 Certification pursuant to Section 302                                37
         Exhibit 31.2 Certification pursuant to Section 302                                38
         Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350                     39
         Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350                     40

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                             (dollars in thousands)

                                                                                MARCH 31      DECEMBER 31,
                                                                                  2004            2003
                                                                              ------------    ------------
                   ASSETS
Cash and due from banks                                                       $     17,223    $     24,226
Federal funds sold                                                                       0               0
                                                                              ------------    ------------
Cash and cash equivalents                                                           17,223          24,226
Investment securities available for sale (at market)                               184,414         176,815
Investment securities held to maturity (market
  value $17,706 and $19,314 at March 31, 2004 and
  December 31, 2003, respectively)                                                  16,685          19,032
Loans held for sale                                                                  1,654             165
Loans                                                                              713,052         695,990
    Less: Allowance for loan losses                                                 12,651          12,159
                                                                              ------------    ------------
Loan, net of allowance for loan losses                                             700,401         683,831
Bank premises and equipment                                                         23,574          21,958
Federal Home Loan Bank stock (at cost)                                               7,364           7,247
Accrued interest receivable                                                          4,375           3,959
Income taxes receivable                                                                  0             636
Deferred income taxes                                                                2,355           3,148
Goodwill                                                                             4,969           4,969
Other Assets                                                                        30,018          29,252
                                                                              ------------    ------------
   Total Assets                                                               $    993,032    $    975,238
                                                                              ============    ============

                   LIABILITIES

Domestic deposits
   Non-interest bearing                                                       $     95,276    $    106,642
   Interest bearing
       NOW                                                                          82,350          92,308
       Savings                                                                     195,199         204,252
       Time, $100,000 and over                                                     210,449         180,568
       Other time                                                                  190,788         199,522
                                                                              ------------    ------------
         Total interest bearing                                                    678,786         676,650
                                                                              ------------    ------------
         Total deposits                                                            774,062         783,292

Short-term borrowings
   Federal funds purchased, repurchase agreements
     and Federal Home Loan Bank advances                                            39,382          23,359
Accrued expenses and other liabilities                                               5,748           6,155
Dividends payable                                                                        0           1,061
Other borrowings                                                                    85,091          75,092

Long-term debt                                                                           0              53
Junior subordinated debentures issued to
  Unconsolidated subsidiary trust                                                   16,598          16,598
                                                                              ------------    ------------
         Total liabilities                                                         920,881         905,610
                                                                              ------------    ------------

           STOCKHOLDERS' EQUITY

Common stock, $5 par value: authorized 10,000,000
  shares issued 7,650,636 shares as of March 31, 2004 and 7,628,135 as of
  December 31, 2003; outstanding 7,627,477 as of March 31, 2004 and
  7,604,976 as of December 31, 2003                                                 38,253          38,141
Additional paid-in capital                                                           8,334           8,163
Retained earnings                                                                   22,694          21,864
Treasury Stock                                                                        (625)           (625)
Net unrealized gain on securities available for
  sale, net of tax of $1,887 as of March 31, 2004
  and $1,094 as of December 31, 2003                                                 3,495           2,085
                                                                              ------------    ------------
Total stockholders' equity                                                          72,151          69,628
                                                                              ------------    ------------
           Total liabilities and stockholders'
             equity                                                           $    993,032    $    975,238
                                                                              ============    ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                         THREE MONTHS ENDED MARCH 31
                                                                             2004            2003
                                                                         ------------   ------------
Interest income
   Interest and fees on loans                                            $      9,732   $     10,196
   Interest on investment securities
     Taxable                                                                    1,576          1,051
     Exempt from federal income taxes                                             550            645
  Other interest income                                                             3              6
                                                                         ------------   ------------
        Total interest income                                                  11,861         11,898

Interest expense
   Interest on deposits                                                         3,018          4,096
   Interest on short-term borrowings                                              112             24
   Interest on other borrowings                                                   479            555
   Interest on long-term debt                                                       0              1
   Interest on junior subordinated debentures
    of unconsolidated subsidiary                                                  424            411
                                                                         ------------   ------------

        Total interest expense                                                  4,033          5,087
                                                                         ------------   ------------

 Net interest income                                                            7,828          6,811
 Provision for loan losses                                                        775            893
                                                                         ------------   ------------

   Net interest income after provision for
    loan losses                                                                 7,053          5,918
                                                                         ------------   ------------

Other income
  Fees from fiduciary activities                                                  174            134
  Fees from loan servicing                                                        338            462
  Fees for other services to customers                                            970          1,074
  Gains from sales of loans                                                       213            425
  Gains from sale of subsidiary                                                     0            350
  Other income                                                                    287            199
                                                                         ------------   ------------

        Total other income                                                      1,982          2,644
                                                                         ------------   ------------

Other expenses
   Salaries and employee benefits                                               3,865          3,701
   Occupancy expense                                                              522            469
   Equipment expense                                                              369            393
   Data processing and courier                                                    283            272
   Operation of other real estate                                                 125            103
   Other operating expenses                                                     1,208          1,094
                                                                         ------------   ------------

        Total other expenses                                                    6,372          6,032
                                                                         ------------   ------------

        Income before income taxes                                              2,663          2,530

Income tax expense                                                                767            704
                                                                         ------------   ------------

Net Income                                                               $      1,896   $      1,826
                                                                         ============   ============

Basic earnings per common share (1)                                      $       0.25   $       0.24
Diluted earnings per common share (1)                                    $       0.25   $       0.24
Cash dividends per share                                                 $       0.14   $       0.13

(1) Based on 7,612,356 average shares outstanding in 2004 and 7,492,374 in 2003.

                         BAYLAKE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                             (dollars in thousands)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                             2004           2003
                                                                         ------------   ------------
Net Income                                                               $      1,896   $      1,826
                                                                         ------------   ------------

Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:
  Unrealized gains (losses) arising during period                               1,410           (153)
                                                                         ------------   ------------

Comprehensive income                                                     $      3,306   $      1,673
                                                                         ============   ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                           THREE MONTHS ENDED MARCH 31
                                                                               2004            2003
                                                                           ------------    ------------
Cash flows from operating activities:
   Interest received from:
     Loans                                                                $      9,423    $      9,848
     Investments                                                                  2,236           1,986
Fees and service charges                                                          1,634           2,295
Interest paid to depositors                                                      (3,139)         (3,463)
Interest paid to others                                                          (1,005)         (1,000)
Cash paid to suppliers and employees                                             (6,295)         (5,559)
Income taxes paid                                                                   (25)             16
                                                                           ------------    ------------
     Net cash provided by operating activities                                    2,829           4,123

Cash flows from investing activities:
   Principal payments received on investments                                     9,342          24,978
   Purchase of investments                                                      (12,642)        (26,815)
   Proceeds from sale of other real estate owned                                    283             350
   Proceeds from sale of subsidiary's assets                                          0           1,884
   Loans made to customers in excess of principal collected                     (19,690)        (16,015)
   Capital expenditures                                                          (2,020)           (651)
                                                                           ------------    ------------
      Net cash used in investing activities                                     (24,727)        (16,269)

Cash flows from financing activities:
   Net decrease in demand deposits, NOW accounts, and savings
       Accounts                                                                 (30,477)        (14,317)
   Net increase (decrease) in short term borrowing                               16,023            (995)
   Net increase in time deposits                                                 21,247          16,650
   Proceeds from other borrowings and long-term debt                              9,999               0
   Payments on other borrowings and long term debt                                  (53)            (53)
   Net proceeds from exercise of stock options issued pursuant to plan              283             337
   Dividends paid                                                                (2,127)         (1,947)
                                                                           ------------    ------------
       Net cash provided by (used in ) financing activities                      14,895            (325)
                                                                           ------------    ------------

Net decrease in cash and cash equivalents                                        (7,003)        (12,471)

Cash and cash equivalents, beginning                                             24,226          33,300
                                                                           ------------    ------------

Cash and cash equivalents, ending                                          $     17,223    $     20,829
                                                                           ============    ============

                                                                                         MARCH 31
                                                                                   2004            2003
                                                                               ------------    ------------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                     $      1,896    $      1,826

Adjustments to reconcile net income to net cash provided by operating
  Activities:
     Depreciation                                                                       404             431
     Provision for losses on loans and real estate owned                                775             893
     Amortization of premium on investments                                             167             231
     Accretion of discount on investments                                               (32)            (49)
     Cash surrender value increase                                                     (198)           (142)
     (Gain) Loss from disposal of ORE                                                   (52)             10
     Gain on sale of loans                                                             (213)           (425)
     Proceeds from sale of loans held for sale                                       18,124          33,705
     Originations of loans held for sale                                            (17,911)        (33,280)
     Gain on sale of subsidiary                                                           0            (350)
     Equity in income of service center                                                 (55)            (27)
      Amortization of core deposit intangible                                            19               0
     Amortization of mortgage servicing rights                                           66              90
     Mortgage servicing rights booked                                                   (95)            (91)
     Deferred compensation                                                               71              98
     Changes in assets and liabilities:
        Interest receivable                                                            (416)           (239)
        Prepaids and other assets                                                        41             477
        Unearned income                                                                  80              (6)
        Interest payable                                                               (111)            624
        Taxes payable                                                                   741             721
        Other liabilities                                                              (472)           (374)
                                                                               ------------    ------------

Total adjustments                                                                       933           2,297
                                                                               ------------    ------------

Net cash provided by operating activities                                      $      2,829    $      4,123
                                                                               ============    ============

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1. The accompanying unaudited consolidated financial statements should be read in conjunction with Baylake Corp.'s 2003 annual report on Form 10-K. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of March 31, 2004 and December 31, 2003. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the entire year.

2. The book value of investment securities, by type, held by Baylake Corp. are as follows:

                                                                           MARCH 31,    DECEMBER 31,
                                                                             2004           2003
                                                                         ------------   ------------
                                                                            (dollars in thousands)
Investment securities held to maturity:

Obligations of state and political subdivisions                          $     16,685   $     19,032
                                                                         ------------   ------------

Investment securities held to maturity                                   $     16,685   $     19,032
                                                                         ============   ============

Investment securities available for sale:

U.S. Treasury and other U.S. government agencies                         $     44,589   $     39,696
Obligations of states and political subdivisions                               35,025         35,015
Mortgage-backed securities                                                    102,084         99,148
Other                                                                           2,716          2,956
                                                                         ------------   ------------

Investment securities available for sale                                 $    184,414   $    176,815
                                                                         ============   ============

3.    At March 31, 2004 and December 31, 2003, loans were as follows:

                                                                           MARCH 31,     DECEMBER 31,
                                                                             2004            2003
                                                                         ------------    ------------
                                                                            (dollars in thousands)
Commercial, financial and agricultural                                   $     88,625    $     91,009
Real estate-commercial                                                        398,723         387,820
Real estate - construction                                                     83,453          77,350
Real estate - mortgage                                                        128,556         125,700
Installment                                                                    14,124          14,460
Less: Deferred loan origination fees, net of costs                               (429)           (349)
                                                                         ------------    ------------
                                                                         $    713,052    $    695,990
Less allowance for loan losses                                                (12,651)        (12,159)
                                                                         ------------    ------------

Net loans                                                                $    700,401    $    683,831
                                                                         ============    ============

4. Baylake Corp. declared a cash dividend of $0.14 per share payable on March 15, 2004 to shareholders of record as of March 1, 2004.

5. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by weighted average number of common shares and common stock equivalents. The following table shows the computation of the basic and diluted earnings per share for the three months ended March 31 (dollars in thousands, except per share amounts):

                                             Weighted average number
                               Net income           of shares          Earnings per share
-----------------------------------------------------------------------------------------
3/31/04
Earnings per share, basic      $    1,896           7,612,356              $    0.25
Effect of stock options-net                           122,326
                                                      -------
Earnings per share, diluted    $    1,896           7,734,683              $    0.25
3/31/03
Earnings per share, basic      $    1,826           7,492,374              $    0.24
Effect of stock options-net                           125,139
                                                      -------
Earnings per share, diluted    $    1,826           7,617,513              $    0.24

6. The Company has a non-qualified stock option plan, which is described more fully in the Company's December 31, 2003 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                           Three months ended March 31,
                                         2004                         2003
                                         ----                         ----
                                     (In thousands, except per share amounts)
-----------------------------------------------------------------------------
Net income, as reported              $     1,896                   $    1,826
Less: total stock-based employee
compensation cost determined
under the fair value based
method, net of income taxes                  (46)                         (44)
                                     -----------                   ----------
Pro forma net income                       1,850                        1,782
Earnings per share:
  Basic - as reported                $      0.25                   $     0.24
  Basic - pro forma                  $      0.24                   $     0.24
  Diluted - as reported              $      0.25                   $     0.24
  Diluted - pro forma                $      0.24                   $     0.23

PART 1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three months ended March 31, 2004 and 2003 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

On October 1, 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen"), which was later merged into Baylake Bank. Prior to the acquisition, Evergreen was under the active supervision of the Office of the Comptroller of the Currency ("OCC") due to its designation of Evergreen as a "troubled institution" and "critically under capitalized". In the acquisition, the Company was required to contribute capital to Evergreen, but no payment to the seller of Evergreen have been made by the Company and no payments are presently due. However, the Company may become obligated for certain contingent payments that may become payable in the future, not to exceed $2 million. Such contingent payments are not accrued at March 31, 2004, since that amount, if any, is not estimable.

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

Allowance for Loan Losses: Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. While management's evaluation of the allowance for loan losses as of March 31, 2004 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company's non-performing loans and potential problem loans, as well as the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Though management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluation were significantly lowered, the Company's allowance for loan losses policy would also require making additional provisions for loan losses.

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

Those tests inherently involve management's judgment as to factors such as an estimation of the fair value of a reporting unit; screening for potential impairment and measuring the amount of the impairment. There was no impairment of goodwill in 2003 or to date in 2004. In the event of goodwill impairment, that amount would be charged to earnings in the period in which the impairment is determined.

Income tax accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of the Company's operations and reported earnings. The Company believes that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Section on "Income Taxes."

Results of Operations

For the three months ended March 31, 2004, earnings increased $70,000, or 3.8%, to $1.9 million from $1.8 million for the first quarter last year. Basic and fully diluted earnings per share of $0.25 was reported for the quarter ended March 31, 2004 compared to $0.24 for the same period last year, an increase of 4.2%.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ in Thousands, except per share data)

                                     Three months ended March 31,   Three months ended March 31,
                                                 2004                           2003
------------------------------------------------------------------------------------------------
Net income, as reported                       $    1,896                     $    1,826
EPS-basic, as reported                              0.25                           0.24
EPS-diluted, as reported                            0.25                           0.24
Return on average assets, as
reported                                            0.78%                          0.82%
Return on average equity, as
reported                                           10.80%                         11.23%
Efficiency ratio, as reported (1)                  63.13%                         61.63%

      (1) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net

The annualized return on average assets and return on average equity for the three months ended March 31, 2004 were 0.78% and 10.80%, respectively, compared to 0.82% and 11.23%, respectively, for the same period a year ago.

The increase in net income for the period is primarily due to increased net interest income and a reduction in the provision for loan losses. This was offset partially by a decrease in other income (primarily stemming from the slowdown in mortgage activity and Arborview activities in 2003 that were not repeated in 2004) and an increase in other expenses.

Cash dividends declared in the first quarter of 2004 increased 7.7% to $0.14 per share compared with $0.13 for the same period in 2003.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 80.4% of total operating income for the first three months of 2004, as compared to 73.0% for the same period in 2003. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended March 31, 2004 increased $968,000, or 13.6%, to $8.1 million from $7.1 million over the comparable period a year ago. As indicated in Table 2, the increase in taxable equivalent net interest income was attributable to favorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $806,000 to equivalent net interest income) and favorable rate variances (as the impact of changes in the interest rate environment added taxable equivalent net interest income by $162,000).

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

The net interest margin for the first three months for 2004 was 3.62%, up 9 basis points ("bps") from 3.53% for the comparable period in 2003. This comparable period increase was attributable to a 13 bps increase in interest rate spread (the net of a 75 bps reduction in the cost of interest-bearing liabilities offset partially by a 62 bps reduction in the yield on earning assets) and a 4 bps lower contribution from the net free funds (reflecting the lower interest rate environment in 2004).

Interest rates were relatively stable and historically low, with one interest rate decrease of 25 bps between the comparable three-months periods. The Federal funds rate was 1.00% throughout the first quarter of 2004 versus 1.25% throughout the same period in 2003. The Company had positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, the prolonged lower interest rate environment favorably lowered the cost of funding, but also lowered yields on earning assets, putting pressure on the net interest margin. If prevailing interest rates increase, we expect that to have a positive impact on net interest income.

For the three months ended March 31, 2004, average-earning assets increased $80.0 million, or 9.7%, when compared to the same period last year. The Company recorded an increase in average loans of $34.0 million, or 5.1%, for the first quarter of 2004 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased for the quarter ended March 31, 2004 when compared to the same period a year ago. The interest rate spread increased 13 bps to 3.42% at March 31, 2004 from 3.29% in the same quarter in 2003. While the average yield on earning assets decreased 62 bps during the period, the average rate paid on interest-bearing liabilities decreased 75 bps over the same period as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank.

                                     TABLE 2
            NET INTEREST INCOME ANALYSIS ON A TAX - EQUIVALENT BASIS
                                ($ In Thousands)

                                                          Three months ended March 31,
                                                  2004                                    2003
                               --------------------------------------     --------------------------------------
                                Average        Interest     Average        Average       Interest      Average
                                Balance       income/exp   yield/rate      Balance      income/exp    yield/rate
                               ---------      ----------   ----------     ---------     ----------    ----------
ASSETS
Earning assets:
Loans, net (1)(2)(3)           $ 707,684                                  $ 673,660
Less:  non-accrual loans         (11,420)                                   (12,361)
                               ---------                                  ---------
Loans, net                       696,264      $  9,732        5.62%         661,299      $ 10,196        6.25%
Investments                      204,849         2,412        4.75%         158,909         2,030        5.18%
Other earning assets                  56             0        0.00%           1,185             4        1.37%
                               ---------      --------        ----        ---------      --------        ----
Total earning assets           $ 901,169      $ 12,144        5.42%       $ 821,393      $ 12,230        6.04%
Allowance for loan losses        (12,364)                                   (11,838)
Non-accrual loans                 11,420                                     12,361
Cash and due from banks           17,002                                     19,246


Other assets                      66,376                                     59,423
                               ---------                                  ---------
Total assets                   $ 983,603                                  $ 900,585
                               ---------                                  ---------
LIABILITIES AND
STOCKHOLDER'S EQUITY
Interest-bearing
liabilities:
NOW accounts                   $  87,456      $    175        0.80%       $  64,133      $    164        1.04%
Savings accounts                 200,729           373        0.75%         196,513           521        1.08%
Time deposits > $100M            193,290         1,271        2.64%         183,990         1,556        3.43%
Time deposits < $100M            196,715         1,199        2.45%         216,547         1,855        3.47%
                               ---------      --------        ----        ---------      --------       -----
Total interest-bearing
deposits                         678,190         3,018        1.79%         661,183         4,096        2.51%
Short-term borrowings             33,172           110        1.33%           5,345            19        1.44%
Customer repurchase
agreements                         1,024             2        0.79%           1,680             5        1.21%
Other borrowings                  82,784           479        2.33%          65,000           555        3.46%
Long term debt                         0             0        0.00%              53             1        7.65%
Trust preferred
securities                        16,598           424       10.27%          16,100           411       10.35%
Total interest-bearing
liabilities                    $ 811,768      $  4,033        2.00%       $ 749,361      $  5,087        2.75%
                               ---------      --------        ----        ---------      --------       -----
Demand deposits                   94,625                                     77,083
Accrued expenses and
other liabilities                  6,602                                      8,208
Stockholders' equity              70,608                                     65,933
                               ---------                                  ---------
Total liabilities and
stockholders' equity           $ 983,603                                  $ 900,585
                               ---------                                  ---------
Interest rate spread                          $  8,111        3.42%                      $  7,143        3.29%
Contribution of free
funds                                                         0.20%                                      0.24%
                                                              ----                                       ----
Net interest margin                                           3.62%                                      3.53%
                                                              ----                                       ----

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.6% and 91.2% for the first quarter of 2004 and 2003, respectively. The ratio increased as a result of a decrease in the volume of average non-accrual loans for the first quarter of 2004 compared to a year earlier.

Provision for Loan Losses

The provision for loan losses ("PFLL") is the periodic cost (not less than quarterly) of providing an allowance for anticipated future loan losses. In any accounting period, the PFLL is based on the methodology used and management's evaluation of the loan portfolio, especially non-performing and other potential problem loans, taking into consideration many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's evaluation of loan quality, general economic factors and collateral values.

The Company's loan review department performs a risk rating analysis as an integral part of the review of each loan portfolio. For the commercial and commercial real estate portfolios, the risk rating analysis includes a grading system following a standard risk-rating matrix. Based upon this matrix, the Company determines a risk rating assignment an appropriate measure to each loan examined. As a result, the Company has provided $775,000 in PFLL for the first quarter in 2004.

The PFLL for the first quarter of 2004 at $775,000 compares to a PFLL of $893,000 for the first quarter in 2003. Net loan charge-offs in the first quarter of 2004 were $283,000 compared with net charge-offs of $132,000 for the same period in 2003. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.16% for the first quarter of 2004 compared to 0.08% for the same period in 2003. The increase in net charge-offs relates primarily to a $200,000 commercial loan charge-off stemming from a loan to a business services company. This loan had been previously been allocated a PFLL in the amount of 80% of the loan amount. Management believes that the current provision conforms to the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. However, a decline in the quality of our loan portfolio, as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the allowance. If there are significant charge-offs against the allowance, or we otherwise determine that the allowance is inadequate, we will need to make higher provisions in the future. See "Risk Management and the Allowance for Loan Losses" below for more information related to non-performing loans.

Non-Interest Income

Total non-interest income decreased $662,000, or 25.0%, to $2.0 million for the first quarter of 2004 when compared to the first quarter of 2003. This decrease occurred as a result of decreased gains from sales of loans, decreased fees from loan servicing, decreased deposit service charge income, decreased non-bank subsidiary income and a decrease in gains from sale of subsidiary. These were offset partially by an increased trust revenue, increased brokerage income and increased income from business owned life insurance.

                                     TABLE 3
                               NONINTEREST INCOME
                                ($ in Thousands)

                                          Three months ended         Three months ended
                                            March 31, 2004             March 31, 2003             Percent change
                                          ------------------         ------------------           --------------
Trust revenues                                  $  174                     $  134                      29.9%
Service charges on deposit accounts                655                        706                      (7.2%)
Other fee income                                   167                        163                       2.5%
Loan servicing income                              338                        462                     (26.8%)
Financial services income                          148                         80                      85.0%
Business owned life insurance                      198                        142                      39.4%
Non-bank subsidiary income                           0                        125                        NA
Gains from sale of loans                           213                        425                     (49.9%)
Gains on sale of non-bank subsidiary's
  assets                                             0                        350                        NA
Other income                                        89                         57                      56.1%

                                                ------                     ------                     -----
Total non-interest income                       $1,982                     $2,644                     (25.0%)
                                                ======                     ======                     =====

Loan servicing fees and gains from sales of loans were affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates. Loan servicing fees decreased $224,000 and gains from sales of loans decreased $212,000 between the comparable quarters of 2004 and 2003. The decrease was driven primarily by secondary mortgage and commercial loan production (loan production to be sold to the secondary market) and resultant sales. Secondary loan production declined 46.2% between the comparable first quarter periods ($17.9 million in the first quarter of 2004 versus $33.3 million in the first quarter of 2003). The lower production levels impacted both gains on sales of loans and volume-related fees, collectively down $336,000. Mortgages serviced for secondary market placements (primarily Federal Home Loan Mortgage Corporation "FHLMC") were $119.4 million and $81.9 million at March 31, 2004 and 2003, respectively.

Financial service income increased $68,000, or 85.0%, as a result of additional business generated and aided by stronger financial markets performance. Income from business owned life insurance ("BOLI") amounted to $198,000 for the first quarter of 2004 compared to $142,000 a year earlier. A $13 million purchase of BOLI made in the second quarter of 2002 and an additional $4 million purchase made in the second quarter of 2003 impacted those results.

Revenues generated from the operation of Arborview LLC ("Arborview") (a subsidiary formed in 2002 to manage a community based residential facility and sold in the first quarter of 2003) as a result of the sale were$0 and $125,000 for the first quarter of 2004 and 2003, respectively. Gain on sale of Arborview in the first quarter of 2003 amounted to $350,000.

Non-Interest Expense

Non-interest expense increased $340,000, or 5.6%, for the three months ended March 31, 2004 compared to the same period in 2003 as indicated in Table 4. Salaries and employee benefits showed an increase of $174,000, or 5.0%, for the period as a result of additional staffing to operate new facilities. Salary-related expenses increased $74,000, or 2.4%, due principally to merit increases between the years. Full time equivalent staff increased to 300 persons from 296 a year earlier. Benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for the balance of 2004. These costs were up $98,000, or 16.2%. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue in future years.

                                     TABLE 4
                               NONINTEREST EXPENSE
                                ($ in Thousands)

                                          Three months ended         Three months ended
                                            March 31, 2004             March 31, 2003             Percent change
                                          ------------------         ------------------           --------------
Personnel expense                              $ 3,865                    $ 3,701                       4.4%
Occupancy                                          522                        469                      11.3%
Equipment                                          369                        393                      (6.1%)
Data processing/courier                            283                        272                       4.0%
Stationary and supplies                            109                        103                       5.8%
Business development and advertising               127                        117                       8.5%
FDIC expense                                        29                         29                      0.00%

Director fees                                       98                         94                       4.3%
Mortgage servicing rights expense                   66                         90                     (26.7%)
Legal and professional expense                      92                        101                      (8.9%)
Operation of other real estate owned               125                        103                      21.4%
Other                                              687                        560                      22.7%
                                               -------                     ------                     -----
Total non-interest expense                     $ 6,372                     $6,032                       5.6%
                                               =======                     ======                     =====

Expenses related to the operation of other real estate owned increased $22,000 to $125,000 for the quarter ended March 31, 2004 compared to the same period in 2003. Included in these expenses were net gains taken on the sale of other real estate owned amounting to $52,000 for the first quarter of 2004 compared to net losses taken on sale of $8,000 for the same period in 2003. In addition, costs related to the holding of other real estate owned properties increased $82,000 to $177,000 for the first quarter of 2004.

Other operating expenses increased $127,000 to $687,000 for the quarter ended March 31, 2004. Included in those increases are employee acquisition expenses which increased $38,000 for the three months ended March 31, 2004 as a result of additional efforts to acquire sales staff in the markets served. In addition, dues expense increased $33,000 as a result of additional corporate affiliations in the various markets served.

Other items (such as supplies, marketing, telephone, postage and director fees) comprising other operating expense show an increase of $56,000 or 10.1% in the first quarter of 2004 when compared to the same quarter in 2003. The overhead ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets, was 1.80% for the three months ended March 31, 2004 compared to 1.53% for the same period in 2003.

Income Taxes

Income tax expense for the Company for the three months ended March 31, 2004 was $767,000, an increase of $63,000, or 8.9%, compared to the same period in 2003. The higher tax expense in 2004 reflected the Company's increase in before tax earnings offset partially by a decrease in tax-exempt interest income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 28.8% for the three months ended March 31, 2004 compared with 27.8% for the same period in 2003. The effective tax rate of 28.8% consisted of a federal effective tax rate of 24.8% and Wisconsin State effective tax rate of 4.0%.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Company undergoes examination by varying taxing authorities. Such taxing authorities may require that changes in the amount of income tax or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section titled "Critical Accounting Policies."

Future income taxes may be affected by recent developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of the Bank located in the state of Nevada holds and manages various investment securities. Due to that fact that these subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions, the Department representatives have recently stated that the Department intends to revoke those rulings and tax some or all these subsidiaries' income, even though there has been no intervening change in the law. The Department has also implemented a program for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada, and presumably will seek to impose Wisconsin state income taxes on income from those operations, at least on a going forward basis.

Although there will likely be challenges to the Department's actions and interpretations, the Bank's net income would be reduced if the Department would succeed in those actions. The Bank could also incur costs in the future to address any action taken against it by the Department.

Balance Sheet Analysis

Loans

At March 31, 2004, total loans increased $17.1 million, or 2.5%, to $713.1 million from $696.0 million at December 31, 2003. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $398.7 million at March 31, 2004 compared to $387.8 million at December 31, 2003.

Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

                                     TABLE 5
                             LOAN PORTFOLIO ANALYSIS
                                ($ in Thousands)

                                                                     March 31,       December        Percent
                                                                       2004          31, 2003        change
                                                                     ---------       --------        -------
Amount of loans by type (dollars in thousands)
Real estate-mortgage
  Commercial                                                         $398,723        $387,820          2.82%
  1-4 family residential
      First liens                                                      76,001          72,494          4.84%
      Junior liens                                                     19,719          21,443         (8.04%)
      Home equity                                                      32,836          31,763          3.38%
Commercial, financial and agricultural                                 88,625          91,009         (2.62%)
Real estate-construction                                               83,453          77,350          7.89%
Installment
  Credit cards and related plans                                        2,126           2,145         (0.88%)
  Other                                                                11,998          12,315         (2.57%)
Less:  deferred origination fees, net of costs                            429             349         22.93%
                                                                     --------        --------        ------
      Total                                                          $713,052        $695,990          2.46%
                                                                     ========        ========        ======

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

As the following table indicates, the ALL at March 31, 2004 was $12.7 million compared with $12.2 million at the end of 2003. Loans increased 2.5% from December 31, 2003 to March 31, 2004, while the allowance as a percent of total loans increased due to the loan loss provision being higher in comparison to loan growth for the first three months of 2004. Based on management's analysis of the loan portfolio risk at March 31, 2004, a provision expense of $775,000 was recorded for the three months ended March 31, 2004, a decrease of $118,000 or 13.2% compared to the same period in 2003. Commercial loans represented 85.2% of the net charge-offs for the first three months of 2004.

                                     TABLE 6

               ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                                ($ in thousands)

                                                                                             At or for the period
                                        At or for the period       At or for the period        ended December 31,
                                        ended March 31, 2004       ended March 31, 2003               2003
                                        --------------------       --------------------      --------------------
Allowance for Loan Losses ("ALL")
Balance at beginning of period                $ 12,159                   $ 11,410                   $ 11,410
Provision for loan losses                          775                        893                      5,650
Charge-offs                                        410                        209                      6,345
Recoveries                                         127                         77                      1,444
                                              --------                   --------                   --------
Balance at end of period                        12,651                     12,171                     12,159
Net charge-offs ("NCOs")                           283                        132                      4,901
Nonperforming Assets:
Nonaccrual loans                              $ 10,574                   $ 12,629                   $ 11,079
Accruing loans past due 90 days or
  more                                               0                          0                          0
Restructured loans                               5,163                      8,971                      5,144
                                              --------                   --------                   --------
Total nonperforming loans ("NPLs")            $ 15,737                   $ 21,600                   $ 16,223
Other real estate owned                          2,816                        626                      2,271
                                              --------                   --------                   --------
Total nonperforming assets ("NPAs")           $ 18,553                   $ 22,226                   $ 18,494
Ratios:
ALL to NCO's (annualized)                        11.11                      23.05                       2.48
NCO's to average loans (annualized)               0.16%                      0.08%                      0.72%
ALL to total loans                                1.77%                      1.79%                      1.75%
NPL's to total loans                              2.21%                      3.17%                      2.33%
NPA's to total assets                             1.87%                      2.45%                      1.90%
ALL to NPL's                                     80.39%                     56.35%                     74.95%

While management uses available information to recognize losses on loans, future adjustments to the ALL may be necessary based on changes in economic conditions and the impact of such change on the Company's borrowers.

Table 7 shows the amount of the ALL allocated for the time periods indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. Management continues to target and maintain the ALL equal to the allocation methodology plus an unallocated portion, as determined by economic conditions on the Company's borrowers. In general, it would be expected that those types of loans which have historically more loss associated with them, will have a proportionally larger amount of the allowance allocated to them than do loans which have less risk.

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

                                     TABLE 7
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                                  March 31, 2004                  March 31, 2003                 Dec 31, 2003
                              ----------------------        -------------------------      -----------------------
                                          Percent of                       Percent of                  Percent of
                                           loans to                         loans to                    loans to
                              Amount     total loans          Amount      total loans       Amount     total loans
                              ------     -----------        ---------     -----------      --------    -----------
Commercial, financial &
  agricultural               $  2,290       12.43%          $   3,800        13.53%      $   2,386       13.08%
Commercial real estate          6,937       55.86%              5,150        55.45%          6,772       55.67%
Real Estate:
Construction                    1,168       11.70%                780         9.41%            702       11.11%
Residential                     1,116       13.43%              1,420        15.47%          1,246       13.50%
Home equity lines                  82        4.60%                225         3.95%             79        4.56%
Consumer                          120        1.68%                150         1.88%            235        1.77%
Credit card                       119        0.30%                 68         0.31%            111        0.31%
Loan commitments                  247                             278                          276
Not specifically allocated        572                             300                          352
                             --------                       ---------                    ---------
Total allowance              $ 12,651      100.00%          $  12,171       100.00%      $  12,159      100.00%
Allowance for credit loss
  as a percentage of total
  loans                          1.77%                           1.79%                        1.75%
Period end loans             $713,052                       $ 680,728                    $ 695,990

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at March 31, 2004. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collection.

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

As indicated in Table 6, non-performing loans at March 31, 2004 were $15.7 million compared to $16.2 million at December 31, 2003. Impacting the decrease in non-performing loans was a shift, as a result of foreclosure, of approximately $775,000 in loans to other real estate owned during 2004. Non-accrual loans represented $10.5 million of the total non-performing loans. Real estate non-accrual loans accounted for $9.4 million of the total, of which $3.1 million was residential real estate and $6.2 million was commercial real estate, while commercial and industrial non-accrual loans total $1.1 million. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these non-accrual loans. Restructured loans were $5.2 million at March 31, 2004 compared with $5.1 million at year-end 2003. Of the restructured loans at March 31, 2004, approximately $4.3 million consisted of two commercial credits and conditional loans as to which the Bank has granted various concessions as a result of the borrowers' past cash flow problems. A loan credit totaling $2.7 million was current at March 31, 2004, while the other loan credit totaling $1.6 million was 31 days past due at March 31, 2004. Although management believes that collateral for these loans is generally sufficient if there were to be a default, management has allocated a loan loss provision of $672,000. This allocation relates to the commercial credit of $1.6 million, which is the net amount remaining after a loan charge-off of $2.6 million in 2003. As a result of the cash flow problems of the debtor, management is continuing to specially monitor this loan on a monthly basis and is working with the borrower to minimize any additional loss exposure. If the loan becomes not current or other factors change, this loan may become a non-performing loan and be subject to further charge-off. As a result the ratio of non-performing loans to total loans at March 31, 2004 was 2.21% compared to 2.33% at end of year 2003. The Company's ALL was 80.4% of total non-performing loans at March 31, 2004 compared to 75.0% at end of year 2003.

As indicated in Table 6, non-performing assets (non-performing loans plus other real estate owned assets) at March 31, 2004 were $18.6 million compared to $18.5 million at December 31, 2003. Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of eight residential and sixteen commercial properties totaling $2.8 million. Other real estate owned at December 31, 2003 totaled $2.3 million and consisted of nineteen properties.

Potential problem loans are currently performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. At March 31, 2004, potential problem loans amounted to $5.8 million compared to a total of $5.7 million at December 31, 2003. $5.3 million of the problem loans stem from one commercial credit experiencing cash flow concerns. Various commercial loans totaling $500,000 make up the balance of the total potential problem loans. With the exceptions of the $5.3 million commercial credit noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Except as noted above, management does not presently expect significant losses from credits in the potential problem loan category.

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

At March 31, 2004, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $5.3 million, or 2.7%, to $201.1 million from $195.8 million at December 31, 2003. At March 31, 2004, the investment portfolio represented 20.3% of total assets compared with 20.1% at December 31, 2003.

Securities held to maturity and securities available for sale consist of the following:

                                     TABLE 8
                          INVESTMENT SECURITY ANALYSIS
                                At March 31, 2004
                                ($ in Thousands)

                                                              Gross Unrealized      Gross Unrealized   Estimated Market
                                          Amortized Cost            Gains                Losses             Value
                                          --------------      ----------------      ----------------   ----------------
Securities held to maturity
Obligations of states &
  political subdivisions                     $ 16,685              $   321                $   0             $ 17,006
                                             --------              -------                -----             --------
Securities available for sale
Obligations of U.S. Treasury
  & other U.S. agencies                        42,346                2,243                    0               44,589
Mortgage-backed securities                    101,501                  882                  299              102,084
Obligations of states &
  political subdivisions                       32,547                2,478                    0               35,025
Other securities                                2,637                   79                    0                2,716
                                             --------              -------                -----             --------
Total securities available for sale          $179,031              $ 5,682                $ 299             $184,414

                              At December 31, 2003
                                ($ in Thousands)

                                                             Gross Unrealized      Gross Unrealized    Estimated Market
                                          Amortized Cost           Gains                 Losses              Value
                                          --------------     ----------------      ----------------    ----------------
Securities held to maturity
Obligations of states & political
  subdivisions                              $  19,032              $   282              $     0            $  19,314
                                            ---------              -------              -------            ---------
Securities available for sale
Obligations of U.S. Treasury
  & other U.S. Agencies                     $  37,942              $ 1,760              $     6            $  39,696
Mortgage-backed securities                     99,970                  204                1,026               99,148
Obligations of states &
  political subdivisions                       32,848                2,167                    0               35,015
Other securities                                2,877                   79                    0                2,956
                                            ---------              -------              -------            ---------
Total securities available for sale         $ 173,637              $ 4,210              $ 1,032            $ 176,815

At March 31, 2004, the contractual maturities of securities held to maturity and securities available for sale are as follows:

                                     TABLE 9
                          INVESTMENT PORTFOLIO MATURITY
                                ($ in Thousands)

                                              Securities held to Maturity                   Securities Available for Sale
                                         -------------------------------------          -------------------------------------
                                         Amortized Cost           Market Value          Amortized Cost           Market Value
                                         --------------           ------------          --------------           ------------
Within 1 year                              $  2,760                $  2,769               $   9,438               $   9,495
After 1 but within 5 years                    6,397                   6,634                 128,467                 131,697
After 5 but within 10 years                   3,030                   3,104                  28,113                  29,318
After 10 years                                4,498                   4,499                  10,377                  11,188
Equity securities                                 0                       0                   2,636                   2,716
                                           --------                --------               ---------               ---------
Total                                      $ 16,685                $ 17,006               $ 179,031               $ 184,414
                                           --------                --------               ---------               ---------

Deposits

Total deposits at March 31, 2004 decreased $9.2 million, or 1.2%, to $774.1 million from $783.3 million at December 31, 2003. Non-interest bearing deposits at March 31, 2004 decreased $11.4 million, or 10.7%, to $95.3 million from $106.6 million at December 31, 2003. Interest-bearing deposits at March 31, 2004 increased $2.1 million, or 0.3%, to $678.8 million from $676.7 million at December 31, 2003. Interest-bearing transaction accounts (NOW deposits) decreased $10.0 million, primarily in public fund deposits. Savings deposits decreased $9.1 million, or 4.4%, to $195.2 million at March 31, 2004, when compared to $204.3 million at December 31, 2003. Time deposits (including time, $100,000 and over and other time) increased $21.1 million (includes increase of $29.9 million in time deposits over $100,000), or 5.6%, to $401.2 million at March 31, 2004, when compared to $380.1 million at December 31, 2003. Brokered

CD's totaled $125.7 million at March 31, 2004 compared to $97.8 million at December 31, 2003. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Although the use of brokered deposits has increased, Management views these as a stable source of funds. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2004 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2004 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Under that scenario, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.

Short Term Borrowings and Other Borrowings

Short-term borrowings at March 31, 2004 consist of federal funds purchased and securities under agreements to repurchase. Total short-term borrowings at March 31, 2004 increased $16.0 million to $39.4 million from $23.4 million at December 31, 2003. Federal funds purchased increased from $23.3 million at December 31, 2003 to $39.3 million at March 31, 2004 accounting for the balance of the increase in the balance of short-term borrowings. These have increased as a result of growth in the loan portfolio coupled with a decrease in core deposits during the quarter ended March 31, 2004.

Other borrowings consist of term loans with FHLB. These borrowings totaled $85.1 million at March 31, 2004 compared to $75.1 million at December 31, 2003.

Typically, short-term borrowings and other borrowings increase in order to fund growth in the loan portfolio. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. In the quarter ended March 31, 2004, borrowings were also required in lieu of the decrease in deposits. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

Long Term Debt

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust subsidiary of the Company. The aggregate principal amount of the debentures due 2031, to the trust subsidiary is $16,597,940. For additional details, please make reference to the Consolidated Financial Statements and the accompanying footnotes on the Company's Form 10-K for the year 2003.

Contractual obligations, commitments, off-balance sheet risk, and contingent liabilities

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to the

Company's Annual Report on Form 10-K for the year ended December 31, 2003 for discussion with respect to the Company's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed on Form 10-K have not materially changed since that report was filed.

The following is a summary of lending-related commitments at March 31:

                                    TABLE 10
                           LENDING RELATED COMMITMENTS
                                ($ in Thousands)

                                                            March 31, 2004                      March 31, 2003
                                                            --------------                      --------------
Commitments to fund home equity line loans                     $  29,378                           $  38,624
Commitments to fund commercial real estate loans                  12,314                              11,028
Commitments unused on various other lines of credit loans        111,286                              95,060
                                                               ---------                           ---------
Total commitments to extend credit                             $ 152,978                           $ 144,712
Financial standby letters of credit                            $  21,867                           $  17,652

Liquidity

Liquidity management refers to the ability of the Company to ensure that cash is available in at timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank; investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $1.0 million for the first quarter of 2004 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $2.1 million in the first quarter of 2004.

The Bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of its assets; the ability to use its loan and investment portfolios as collateral for secured borrowings and strong capital positions.

Maturing investments have been a primary source of liquidity at the Bank. For the three months ended March 31, 2004, principal payments totaling $9.3 million were received on investments. $12.6 million in investments were purchased in the first three months of 2004. This resulted in net cash of $3.3 million used in investing activities for the first three months of 2004. At March 31, 2004, the carrying or book value of investment securities maturing within one year amounted to $12.4 million or 6.2% of the total investment securities portfolio. This compares to 6.1% level for investment securities with one year or less maturities as of December 31, 2003. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first three months of 2004 totaled $9.3 million. At March 31, 2004, the investment portfolio contained $146.7 million of U.S. Treasury and federal agency backed securities representing 72.9% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at March 31, 2004 amounting to $2.8 million.

Deposit growth is typically another source of liquidity for the Bank. As a financing activity reflected in the March 31, 2004 Consolidated Statements of Cash Flows, deposits decreased and resulted in $9.2 million of cash outflow during the first three months of 2004. The Company's overall deposit base decreased 1.2% for the three months ended March 31, 2004. Deposit growth is the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $237.2 million, or 33.3%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short-term borrowings and other borrowings at March 31, 2004, federal funds purchased and securities sold under agreements to repurchase totaled $39.4 million compared to $23.4 million at the end of 2003. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total $85.1 million at March 31, 2004 and $75.1 million at December 31, 2003.

The Bank's liquidity resources were sufficient in the first three months of 2004 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first three months of 2004, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, Bank may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

The following table entitled "Asset and Liability Maturity Re-pricing Schedule" indicates that the Company is in an asset sensitive position, which means within a one-year time frame that assets will re-price more quickly than liabilities. The analysis considers money market index accounts and 25% of NOW accounts to be rate sensitive within three months. Regular savings, money market deposit accounts and 75% of NOW accounts are considered to be rate sensitive within one to five years. While these accounts are contractually short-term in nature, it is the Company's experience that re-pricing occurs over a longer period of time. The Company views its savings and NOW accounts to be core deposits and relatively non-price sensitive, as it believes it could make re-pricing adjustments for these types of accounts in small increments without a material decrease in balances. All other earning categories, including loans and investments as well as other paying liability categories such as time deposits, are scheduled according to their contractual maturities. The "static gap analysis" provides a representation of the Company's earnings sensitivity to changes in interest rates. It is a static indicator and does not reflect various re-pricing characteristics. Accordingly, a "static gap analysis" may not necessarily be indicative of the sensitivity of net interest income in a changing rate environment.

                                    TABLE 11
                 ASSET AND LIABILITY MATURITY REPRICING SCHEDULE
                              AS OF March 31, 2004

                                         Within         Four to         Seven to       One Year        Over
                                         Three            Six            Twelve         To Five        Five
                                         Months          Months          Months          Years         Years      Total
                                       ---------        --------        --------       ---------     --------    --------
(In thousands)

Earning assets:
  Investment securities                $  14,671        $    210        $  4 151       $ 138 566     $ 50 865    $208 463
  Loans and leases
    Variable rate                        423 842           6 285          12 571          13 261            0     455 959
    Fixed rate                            36 939          29 527          58 558         122 658          491     248 173
                                       ---------        --------        --------       ---------     --------    --------
  Total loans and leases               $ 460 781        $ 35 812        $ 71 129       $ 135 919     $    491    $704 132
                                       ---------        --------        --------       ---------     --------    --------
Total earning assets                   $ 475 452        $ 36 022        $ 75 280       $ 274 485     $ 51 356    $912 595
                                       =========        ========        ========       =========     ========    ========
Interest bearing liabilities:
  NOW Accounts                         $  20 587        $      0        $      0       $  61 763     $      0    $ 82 350
  Savings Deposits                       146 765               0               0          48 434            0     195 199
  Time Deposits                          113 843          82 907          99 448         105 024           15     401 237

  Borrowed Funds                          89 382               0               0          35 091            0     124 473
  Trust Preferred Stock                        0               0               0               0       16 598      16 598
                                       =========        ========        ========       =========     ========    ========
Total interest bearing Liabilities     $ 370 577        $ 82 907        $ 99 448       $ 250 312     $ 16 613    $819 857
                                       =========        ========        ========       =========     ========    ========
Interest sensitivity gap (within
  periods)                             $ 104 875        $(46 885)       $(24 168)      $  24 173     $ 34 743    $ 92 738
Cumulative interest sensitivity gap    $ 104 875        $ 57 990        $ 33 822       $  57 995     $ 92 738
Ratio of cumulative interest
  Sensitivity gap to rate
  Sensitive assets                         11.49%           6.35%           3.71%           6.35%       10.16%
Ratio of rate sensitive assets To
  rate sensitive Liabilities              128.30%          43.45%          75.70%         109.66%      309.13%
Cumulative ratio of rate Sensitive
  assets to rate Sensitive
  liabilities                             128.30%         112.79%         106.12%         107.22%      111.31%

In addition to the "static gap analysis", determining the sensitivity of future earnings to a hypothetical plus or minus 100 basis point parallel rate shock can be accomplished through the use of simulation modeling. Simulation of earnings includes the modeling of the balance sheet as an ongoing entity. Balance sheet items are modeled to project income based on a hypothetical change in interest rates. The resulting net income for the next twelve-month period is compared to the net income amount calculated using flat rates. This difference represents the Company's earnings sensitivity to a plus or minus 100 basis point parallel rate shock. The resulting simulations indicated that net interest income would increase by approximately 4.8% if rates rose by a 100 basis point shock, and projected that net interest income would decrease by approximately 5.7% if rates fell by a 100 basis point shock under these scenarios for the period ended March 31, 2005. These results are within the policy limits established by the Company. For an immediate 200 basis point increase in the Fed Funds rate, the estimated change in net interest income from the steady rate scenario would be an increase of 6.8% for the period ended March 31, 2005. The presentation is limited to a 100 basis point decline due to the currently historically low interest rate environment. The magnitude of the effects of the declining rate scenario are impacted by the absolute level of rates, and the inability of the Company to reduce its core deposit funding costs by the entire amount of the change assumed. This impact is also exacerbated by the expected increase in prepayments on higher yielding loans and mortgage-backed securities under the declining rate scenario.

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

Capital Resources

Stockholders' equity at March 31, 2004 increased $2.5 million or 3.6% to $72.2 million, compared with $69.6 million at end of year 2003. The increase in stockholders' equity in 2004 was primarily composed of the retention of earnings and the exercise of stock options with offsetting decreases to stockholders' equity from the payment of dividends. Additionally, stockholders' equity at March 31, 2004 included $3.5 million of accumulated other comprehensive income, related to unrealized gains on securities. At December 31, 2003, stockholders' equity included $2.1 million of comprehensive income related to unrealized gains on securities. Stockholders' equity to assets at March 31, 2004 was 7.27% compared to 7.14% at the end of 2003.

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

As of December 31, 2003, the Company deconsolidated the Trust, which had issued the trust preferred securities (discussed above), and replaced the presentation of such instruments with the Company's junior subordinated debentures issued to the Trust. Such presentation reflects adoption of FASB Interpretation No. 46 (FIN 46 R) issued in December 2003.

The Company had $16.6 million of junior subordinated debentures outstanding to the Trust and the Trust had $16.1 million of trust preferred securities outstanding at March 31, 2004 and December 31, 2003, respectively. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of March 31, 2004, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 23% of Company's Common Stock participate in the plan.

Cash dividends paid in the first three months of 2004 were $0.14 per share compared with $0.13 in 2003. The Company provided a 7.7% increase in normal dividends per share in 2004 over 2003 as a result of earnings for 2004.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first three months of 2004.

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

At March 31, 2004 and December 31, 2003, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of March 31, 2004 and December 31, 2003:

                                    TABLE 12
                                 CAPITAL RATIOS
                                ($ in Thousands)

                                                                                            To Be Well
                                             Actual                                      Capitalized under
                                       ------------------     For Capital Adequacy       Prompt Corrective
                                        ($ in Thousands)            Purposes             Action Provisions
                                       ------------------     --------------------       -----------------
                                       Amount       Ratio       Amount      Ratio        Amount      Ratio
                                       ------       -----       ------      -----        ------      -----
As of March 31, 2004
  Total Capital (to Risk Weighted
   Assets)
   Company                             90,296       10.82%      66,753      8.00%        83,441      10.00%
   Bank                                84,771       10.33%      65,630      8.00%        82,038      10.00%
  Tier 1 Capital (to Risk Weighted
   Assets)
   Company                             79,838        9.57%      33,377      4.00%        50,065       6.00%
   Bank                                74,493        9.08%      32,815      4.00%        49,223       6.00%
  Tier 1 Capital (to Average
   Assets)
   Company                             79,838        8.18%      39,029      4.00%           N/A        N/A
   Bank                                74,493        7.64%      39,029      4.00%        48,787       5.00%

As of December 31, 2003
  Total Capital (to Risk Weighted
   Assets)
   Company                             88,493       10.78%      65,650      8.00%        82,090      10.00%
   Bank                                84,771       10.33%      65,647      8.00%        82,059      10.00%
  Tier 1 Capital (to Risk Weighted
   Assets)
   Company                             78,212        9.52%      32,845      4.00%        49,293       6.00%
   Bank                                74,493        9.08%      32,823      4.00%        49,235       6.00%

Tier 1 Capital (to Average
 Assets)
 Company                             78,212        8.38%      37,331      4.00%           N/A        N/A
 Bank                                74,493        7.98%      37,331      4.00%        46,664       5.00%

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretations No. 46 ("FIN 46"), Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIE's created after January 31, 2003. However, the FASB has postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE's created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003. The requirements of FIN 46 resulted in the deconsolidation of the Company's wholly owned subsidiary trusts, formed to issue mandatorily redeemable preferred securities ("trust preferred securities"). The deconsolidation, as of December 31, 2003, results in the recognition of the trust preferred securities as junior subordinated obligations on the related consolidated statement of financial condition. The junior subordinated obligations of the trusts also include common interests, which aggregate $497,940, and are offset by an identical amount representing the Company's investment and included in other assets. The provisions of FIN 46 R had no impact on the Company's consolidated statements of income or cash flows.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments." According to the release, the fair value of the loan commitment is determined without considering the value of future cash flows related to servicing the loan, and thus the fair value represents the value of having to make a loan at what may become a below-market rate. This guidance is applicable for mortgage loan commitments where the loans are to be sold entered into April 1, 2004 or later. In management's opinion, the adoption of Staff Accounting Bulletin No. 105 will not have a material effect on the Company's consolidated financial statements.

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

As of March 31, 2004, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2003, as described in the Company's 2003 Form 10-K Annual Report.

Item 4. Controls and Procedures

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2004. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's disclosure controls and procedures to the Company required to be included in this quarterly report on Form 10-Q.

INTERNAL CONTROL OVER FINANCIAL REPORTING: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls subsequent to the date of such evaluation.

Part II - Other Information

Item 1. Legal Proceedings

Baylake and its subsidiaries may be involved from time to time in various routine legal proceedings incidental to its business. Neither Baylake nor any of its subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on the results of operations or financial position of Baylake.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a). The following exhibits are furnished herewith:

EXHIBIT NUMBER                            DESCRIPTION
--------------    --------------------------------------------------------------
      15          Letter re: unaudited interim financial information

    31.1          Certification under Section 302 of Sarbanes-Oxley by Thomas L.
                  Herlache, Chief Executive Officer, is attached hereto.

    31.2          Certification under Section 302 of Sarbanes-Oxley by Steven D.
                  Jennerjohn, Chief Financial Officer, is attached hereto.

    32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of
                  Sarbanes-Oxley is attached hereto.

    32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of
                  Sarbenes-Oxley is attached hereto.

(b). Report on Form 8-K:

None filed, However, a report on Form 8-K dated February 9, 2004 was submitted under Item 12, Results of Operations and Financial Condition, reporting Baylake Corp released its earnings for the year ended December 31, 2003; that report is not incorporated by reference into other filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BAYLAKE CORP.
                                        ---------------------------------------

Date: May 14, 2004              /s/ Thomas L. Herlache
                                -----------------------------------------------
                                    Thomas L. Herlache
                                    President (CEO)

Date: May 14, 2004              /s/ Steven D. Jennerjohn
                                -----------------------------------------------
                                    Steven D. Jennerjohn
                                    Treasurer (CFO)