Form 10-Q
period 2004-06-30
BAYLAKE CORP
filed 2004-08-13
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                          JUNE 30, 2004
                              --------------------------------------------------


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

                                  BAYLAKE CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Wisconsin                                      39-1268055
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (Identification No.)
              or organization)

217 North Fourth Avenue,    Sturgeon Bay, WI                    54235
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

 Yes   X        No
      ---          ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    X        No
      ---          ---


                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of August 12, 2004: 7,653,277 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX



PART 1 - FINANCIAL INFORMATION                                                            PAGE NUMBER
         Item 1. Financial Statements

         Consolidated Condensed Balance Sheet as of June 30, 2004                            3 - 4
            and December  31, 2003

         Consolidated Condensed Statement of Income for the three                            5 - 6
              and six months ended June 30, 2004 and 2003

         Consolidated Statement of Comprehensive Income for the three                        7
            and six months ended June 30, 2004 and 2003

         Consolidated Statement of Cash Flows for the six months ended                       8 - 9
            June 30, 2004 and 2003

         Notes to Consolidated Condensed Financial Statements                               10 -11

         Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                           12 -34

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                 34 -35

         Item 4. Controls and Procedures                                                    35

PART II - OTHER INFORMATION                                                                 36

         Item 1. Legal Proceedings                                                          36
         Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
                 Equity Securities                                                          36
         Item 3. Defaults Upon Senior Securities                                            36
         Item 4. Submission of Matter to a Vote of Security Holders                         36
         Item 5. Other Information                                                          36
         Item 6. Exhibits and Reports on Form 8-K                                           37

         Signatures                                                                         37

EXHIBIT INDEX                                                                               37

         Exhibit 31.1 Certification pursuant to Section 302                                 38
         Exhibit 31.2 Certification pursuant to Section 302                                 39
         Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350                      40
         Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350                      41

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                             (dollars in thousands)

                                                                         JUNE 30         DECEMBER 31,
                                                                           2004              2003
                                                                      -------------      -------------
                                ASSETS
Cash and due from banks                                               $      20,180      $      24,226
Federal funds sold                                                                0                  0
                                                                      -------------      -------------
Cash and cash equivalents                                                    20,180             24,226
Investment securities available for sale (at market)                        182,150            176,815
Investment securities held to maturity (market
  value $17,378 and $19,314 at June 30, 2004 and
  December 31, 2003, respectively)                                           17,284             19,032
Loans held for sale                                                               0                165
Loans                                                                       724,613            695,990
     Less:  Allowance for loan losses                                        13,080             12,159
                                                                      -------------      -------------
Loan, net of allowance for loan losses                                      711,533            683,831
Bank premises and equipment                                                  23,891             21,958
Federal Home Loan Bank stock  (at cost)                                       7,473              7,247
Accrued interest receivable                                                   4,325              3,959
Income taxes receivable                                                           0                636
Deferred income taxes                                                         4,433              3,148
Goodwill                                                                      4,969              4,969
Other Assets                                                                 30,948             29,252
                                                                      -------------      -------------
     Total Assets                                                     $   1,007,186      $     975,238
                                                                      =============      =============

                              LIABILITIES

Domestic deposits
     Non-interest bearing                                             $     105,266      $     106,642
     Interest bearing
          NOW                                                                90,189             92,308
          Savings                                                           192,475            204,252
          Time,  $100,000 and over                                          205,521            180,568
          Other time                                                        186,174            199,522
                                                                      -------------      -------------
              Total interest bearing                                        674,359            676,650
                                                                      -------------      -------------

              Total deposits                                                779,625            783,292

Short-term borrowings
     Federal funds purchased, repurchase
        agreements and Federal Home Loan Bank
        advances                                                             33,578             23,359
Accrued expenses and other liabilities                                        6,935              6,155
Dividends payable                                                                 0              1,061
Other borrowings                                                            100,195             75,092
Long-term debt                                                                    0                 53

Junior subordinated debentures issued to
  unconsolidated subsidiary trust                                            16,598             16,598
                                                                      -------------      -------------
              Total  liabilities                                            936,931            905,610
                                                                      -------------      -------------

                                         STOCKHOLDERS' EQUITY

Common stock, $5 par value:  authorized
50,000,000 shares; issued 7,676,436 shares as of
June 30, 2004 and 7,628,135 as of December 31, 2003;
outstanding 7,653,277 as of June 30, 2004 and
7,604,976 as of December 31, 2003                                            38,382             38,141
Additional paid-in capital                                                    8,511              8,163
Retained earnings                                                            24,217             21,864
Treasury Stock                                                                 (625)              (625)
Net unrealized gain (loss) on securities available
   for sale, net of tax of ($190) as of June 30,
   2004 and $1,094 as of December 31, 2003                                     (230)             2,085
                                                                      -------------      -------------
Total stockholders' equity                                                   70,255             69,628
                                                                      -------------      -------------
                  Total liabilities and stockholders' equity          $   1,007,186      $     975,238
                                                                      =============      =============

                         BAYLAKE CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     JUNE 30                           JUNE 30
                                                            2004              2003             2004              2003
                                                       -------------     -------------     -------------     -------------
Interest income
    Interest and fees on loans                         $      10,070     $      10,194     $      19,802     $      20,390
    Interest on investment securities
        Taxable                                                1,638             1,053             3,214             2,104
        Exempt from federal income taxes                         527               608             1,077             1,253
   Other interest income                                           4                 9                 7                15
                                                       -------------     -------------     -------------     -------------
            Total interest income                             12,239            11,864            24,100            23,762

Interest expense
    Interest on deposits                                       2,810             3,977             5,828             8,073
    Interest on short-term borrowings                            110                26               222                50
    Interest on other borrowings                                 544               553             1,023             1,108
    Interest on long-term debt                                     0                 1                 0                 2
    Interest on junior subordinated debentures
        of unconsolidated subsidiary                             423               411               847               822
                                                       -------------     -------------     -------------     -------------

             Total interest expense                            3,887             4,968             7,920            10,055
                                                       -------------     -------------     -------------     -------------

 Net interest income                                           8,352             6,896            16,180            13,707
 Provision for loan losses                                       724             1,032             1,499             1,925
                                                       -------------     -------------     -------------     -------------

    Net interest income after provision for
    loan losses                                                7,628             5,864            14,681            11,782
                                                       -------------     -------------     -------------     -------------

Other income
   Fees from fiduciary activities                                188               159               362               293
   Fees from loan servicing                                      282               600               620             1,062
   Fees for other services to customers                        1,105             1,025             2,075             2,099
   Gains from sales of loans                                     269               618               482             1,043
   Gains from sale of subsidiary                                   0                 0                 0               350
   Other income                                                  831               342             1,118               541
                                                       -------------     -------------     -------------     -------------

             Total other income                                2,675             2,744             4,657             5,388
                                                       -------------     -------------     -------------     -------------

Other expenses
    Salaries and employee benefits                             3,944             3,645             7,809             7,346
    Occupancy expense                                            529               478             1,051               947
    Equipment expense                                            299               423               668               816
    Data processing and courier                                  272               266               555               538
    Operation of other real estate                               146                34               271               137
    Other operating expenses                                   1,322             1,233             2,530             2,327
                                                       -------------     -------------     -------------     -------------

             Total other expenses                              6,512             6,079            12,884            12,111
                                                       -------------     -------------     -------------     -------------

             Income before income taxes                        3,791             2,529             6,454             5,059

Income tax expense                                             1,198               662             1,965             1,366
                                                       -------------     -------------     -------------     -------------

Net Income                                             $       2,593     $       1,867     $       4,489     $       3,693
                                                       =============     =============     =============     =============

Basic earnings per common share (1)                    $        0.34     $        0.25     $        0.59     $        0.49
Diluted earnings per common share (1)                  $        0.33     $        0.24     $        0.58     $        0.48
Cash dividends per share                               $        0.14     $        0.13     $        0.28     $        0.26

(1) Based on 7,625,818 average shares outstanding in 2004 and 7,506,591 in 2003.

                         BAYLAKE CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                             (dollars in thousands)

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                                2004              2003              2004             2003
                                                            ------------      ------------     ------------      ------------
Net Income                                                  $      2,593      $      1,867     $      4,489      $      3,693
                                                            ------------      ------------     ------------      ------------

Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:
   Unrealized gains (losses) arising during period                (3,725)              988           (2,315)              835
                                                            ------------      ------------     ------------      ------------

Comprehensive income                                        $     (1,132)     $      2,855     $      2,174      $      4,528
                                                            ============      ============     ============      ============

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
                             (dollars in thousands)



                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                    2004                2003
                                                                                -------------      -------------
Cash flows from operating activities:
    Interest received from:
       Loans                                                                    $      19,635      $      20,137
       Investments                                                                      4,550              4,040
Fees and service charges                                                                3,485              4,473
Interest paid to depositors                                                            (6,030)            (8,164)
Interest paid to others                                                                (2,064)            (1,998)
Cash paid to suppliers and employees                                                  (12,491)           (14,441)
Income taxes paid                                                                        (781)            (1,569)
                                                                                -------------      -------------
       Net cash provided by operating activities                                        6,304              2,478

Cash flows from investing activities:
    Principal payments received on investments                                         17,013             42,188
    Purchase of investments                                                           (24,681)           (45,002)
    Proceeds from sale of other real estate owned                                       1,170              1,304
    Proceeds from sale of subsidiary's assets                                               0              1,884
    Loans made to customers in excess of principal collected                          (30,680)           (15,181)
    Capital expenditures                                                               (2,166)              (775)
                                                                                -------------      -------------
         Net cash used in investing activities                                        (39,344)           (15,582)

Cash flows from financing activities:
     Net increase (decrease) in demand deposits, NOW accounts, and
               savings accounts                                                       (15,373)             8,386
     Net increase (decrease) in short term borrowing                                   10,219             (4,124)
     Net increase (decrease) in time deposits                                          11,705               (792)
     Proceeds from other borrowings and long-term debt                                 25,103                  0
     Payments on other borrowings and long term debt                                      (53)               (53)
     Net proceeds from exercise of stock options issued pursuant to plan                  590                525
     Dividends paid                                                                    (3,197)            (2,925)
                                                                                -------------      -------------
          Net cash provided by financing activities                                    28,994              1,017
                                                                                -------------      -------------

Net decrease in cash and cash equivalents                                              (4,046)           (12,087)

Cash and cash equivalents, beginning                                                   24,226             33,300
                                                                                -------------      -------------

Cash and cash equivalents, ending                                               $      20,180      $      21,213
                                                                                =============      =============

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30
                                                                               2004               2003
                                                                           -------------      -------------
Reconciliation of net income to net cash provided by operating activities:

Net income                                                                 $       4,489      $       3,693

Adjustments to reconcile net income to net cash provided by operating
     Activities:
        Depreciation                                                                 715                871
        Provision for losses on loans and real estate owned                        1,499              1,925
        Amortization of premium on investments                                       320                474
        Accretion of discount on investments                                         (64)               (85)
        Cash surrender value increase                                               (391)              (336)
        (Gain) Loss from disposal of ORE                                             (64)               (25)
        Gain on sale of loans                                                       (482)            (1,043)
        Proceeds from sale of loans held for sale                                 32,189             82,185
        Originations of loans held for sale                                      (31,707)           (81,142)
        Gain from disposal of fixed assets                                          (482)                 0
        Gain on sale of subsidiary                                                     0               (350)
        Equity in income of service center                                          (155)              (135)
        Amortization of core deposit intangible                                       30                  0
        Amortization of mortgage servicing rights                                    132                185
        Mortgage servicing rights booked                                            (143)              (259)
        Deferred compensation                                                        130                210
        Changes in assets and liabilities:
            Interest receivable                                                     (366)                35
            Prepaids and other assets                                               (828)            (3,119)
            Unearned income                                                          195                 (8)
            Interest payable                                                        (174)              (106)
            Taxes payable                                                          1,184               (203)
            Other liabilities                                                        277               (289)
                                                                           -------------      -------------

Total adjustments                                                                  1,815             (1,215)
                                                                           -------------      -------------

Net cash provided by operating activities                                  $       6,304      $       2,478
                                                                           =============      =============

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


1. The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.'s 2003 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of June 30, 2004 and December 31, 2003. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the entire year.


2. The book value of investment securities, by type, held by Baylake Corp. are as follows:

                                                                 JUNE 30,       DECEMBER 31,
                                                                  2004              2003
                                                              -------------     -------------
                                                                   (dollars in thousands)
         Investment securities held to maturity:

         Obligations of state and political subdivisions      $      17,284     $      19,032
                                                              -------------     -------------

         Investment securities held to maturity               $      17,284     $      19,032
                                                              =============     =============

         Investment securities available for sale:

         U.S. Treasury and other U.S. government agencies     $      47,859     $      39,696
         Obligations of states and political subdivisions            31,602            35,015
         Mortgage-backed securities                                  99,052            99,148
         Other                                                        3,637             2,956
                                                              -------------     -------------

         Investment securities available for sale             $     182,150     $     176,815
                                                              =============     =============

3.       At June 30, 2004 and December 31, 2003, loans were as follows:


                                                                             JUNE 30,         DECEMBER 31,
                                                                               2004               2003
                                                                           -------------      -------------
                                                                                  (dollars in thousands)
          Commercial, financial and agricultural                           $      89,718      $      91,009
          Real estate-commercial                                                 410,953            387,820
          Real estate - construction                                              81,022             77,350
          Real estate - mortgage                                                 129,816            125,700
          Installment                                                             13,649             14,460
          Less:  Deferred loan origination fees, net of costs                       (545)              (349)
                                                                           -------------      -------------
                                                                           $     724,613      $     695,990
          Less allowance for loan losses                                         (13,080)           (12,159)
                                                                           -------------      -------------

          Net loans                                                        $     711,533      $     683,831
                                                                           =============      =============

4. Baylake Corp. declared a cash dividend of $0.14 per share payable on June 15, 2004 to shareholders of record as of June 1, 2004.

5. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by weighted average number of common shares and common stock equivalents. The following table shows the computation of the basic and diluted earnings per share for the six months ended June 30 (dollars in thousands, except per share amounts):


                                                        Weighted
                                                      average number     Earnings
                                    Net income          of shares        per share
                                   -------------      --------------   -------------
6/30/04

Earnings per share, basic          $       4,489         7,625,818     $        0.59

Effect of stock options-net                                115,183
                                                       -----------

Earnings per share, diluted        $       4,489         7,741,001     $        0.58
6/30/03

Earnings per share, basic          $       3,693         7,506,591     $        0.49

Effect of stock options-net                                122,029
                                                       -----------

Earnings per share, diluted        $       3,693         7,628,620     $        0.48



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



                                                    Three months ended June 30,         Six months ended June 30,
                                                  ------------------------------      ------------------------------
                                                                 (In thousands, except per share amounts)
                                                      2004              2003              2004              2003
                                                  ------------      ------------      ------------      ------------
Net income, as reported                           $      2,593      $      1,867      $      4,489      $      3,693
                                                  ------------      ------------      ------------      ------------

Less:  Total stock-based employee
compensation cost determined under
the fair value based method, net of
income taxes                                               (47)             (114)              (93)             (158)
                                                  ------------      ------------      ------------      ------------

Pro forma net income                                     2,546             1,753             4,396             3,535
Earnings per share:

  Basic - as reported                             $       0.34      $       0.25      $       0.59      $       0.49

  Basic - pro forma                               $       0.33      $       0.23      $       0.58      $       0.47

  Diluted - as reported                           $       0.33      $       0.24      $       0.58      $       0.48

  Diluted - pro forma                             $       0.33      $       0.23      $       0.57      $       0.47


PART 1 - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and six months ended June 30, 2004 and 2003 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

In 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen"), which was later merged into Baylake Bank. In the acquisition as a result of Evergreen's capital regulatory condition, the Company was required to contribute capital to Evergreen, but no payment to the seller of Evergreen was made by the Company and no payments are presently due. However, the Company is obligated for certain contingent payments that may become payable in the future, not to exceed $2 million. Such contingent payments are not accrued at June 30, 2004, since that amount, if any, is not estimable.


Forward-Looking Information

This discussion and analysis of financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," and other such words are intended to identify in such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could impact the business and financial prospects of the relationships; demand for financial products and financial services; the degree of competition by traditional and non-traditional financial services competitors; changes in banking legislation or regulations; changes in tax laws and the results of recent Wisconsin state tax developments; changes in interest rates; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the general economic conditions, nationally or in the State of Wisconsin.


Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others.

Allowance for Loan Losses: Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. While management's evaluation of the allowance for loan losses as of June 30, 2004 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company's non-performing loans and potential problem loans, as well as the associated evaluation of the related collateral coverage for these loans, has a significant impact on the overall analysis of the adequacy of the allowance for loan losses. Though management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluation were significantly lowered, the Company's allowance for loan losses policy would also require making additional provisions for loan losses.

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

Core deposit intangibles: Judgment is used in the valuation of other intangible assets such as core deposit base intangibles. Core deposit base intangibles assets of $361,000 have been recorded for core deposits (defined as checking, money market, savings and time deposits) that have been acquired as a result of a branch acquisition. The core deposit base intangible assets have been recorded using the assumption in 2003 that they provide a more favorable source of funding than more expensive wholesale borrowings. An intangible asset has been recorded for the present value of the difference between the expected interest expense to be incurred on these deposits and interest expense that would be expected if these deposits were replaced by wholesale borrowings, over the expected lives of the core deposits. The Company currently estimates that the underlying core deposits have lives of seven years. If future analysis shows these deposits to have a shorter life, then the Company will write down the asset by expensing the amount that is impaired.

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

Income tax accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of the Company's operations and reported earnings. The Company believes that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. The reserve does not include any specific reserves relative to any position recently taken by the taxing authorities. See Section on "Results of Operations-Income Taxes."

Results of Operations

For the three months ended June 30, 2004, earnings increased $726,000, or 38.9%, to $2.6 million from $1.9 million for the second quarter last year. Basic and fully diluted earnings per share of $0.34 and $0.33, respectively, were reported for the quarter ended June 30, 2004 compared to $0.25 and $0.24, respectively, for the same period last year. For the six months ended June 30, 2004, earnings increased $796,000, or

21.6%, to $4.5 million from $3.7 million for the same period in 2003. Basic and fully diluted earnings per share of $0.59 and $0.58, respectively, were reported for the six months ended June 30, 2004 compared to $0.49 and $0.48, respectively, for the same period last year. The increase in net income for both the three-month and six-month periods included a gain on sale of bank land totaling $482,000, which was recognized in the second quarter of 2004.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ in Thousands, except per share data)

                           Three months       Three months       Six months       Six months
                              ended              ended             ended            ended
                          June 30, 2004      June 30, 2003     June 30, 2004     June 30, 2003
                          -------------      -------------     -------------     -------------
Net income, as
reported                   $      2,593      $      1,867      $      4,489      $      3,693

EPS-basic, as reported     $       0.34      $       0.25      $       0.59      $       0.49

EPS-diluted, as
reported                   $       0.33      $       0.24      $       0.58      $       0.48

Cash dividends
declared                   $       0.14      $       0.13      $       0.28      $       0.26

Return on average
assets, as reported                1.04%             0.83%             0.91%             0.82%

Return on average
equity, as reported               14.54%            11.14%            12.69%            11.18%

Efficiency ratio, as
reported (1)                      57.64%            61.08%            60.23%            61.35%


(1) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net


The increase in net income for the three-month and six-month periods is primarily due to increased net interest income and a reduction in the provision for loan losses. This was offset partially by a decrease in other income and an increase in other expenses.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income) accounting for 76.3% of total operating income for the three months ended June 30, 2004, as compared to 72.4% for the same period in 2003. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended June 30, 2004 increased $1.4 million, or 19.6%, to $8.6 million from $7.2 million over the comparable period a year ago. During the six months ended June 30, 2004, net interest income increased $2.4 million, or 16.6%, to $16.7 million from $14.3 million for the comparable period in 2003.

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

The net interest margin for the second quarter of 2004 was 3.76%, up 30 basis points ("bps") from 3.46% for the comparable period in 2003. This comparable period increase was attributable to a 38 bps increase in interest rate spread (the net of a 77 bps reduction in the cost of interest-bearing liabilities offset partially by a 39 bps reduction in the yield on earning assets) and a 7 bps lower contribution from the net free funds. During the six months ended June 30, 2004, the net interest margin was 3.69% compared to 3.49% for the comparable period in 2003.

Interest rates were relatively stable and historically low, with one interest rate decrease of 25 bps between the comparable three-months periods. The Federal funds rate was 1.00% throughout the second quarter of 2004 versus 1.25% throughout the same period in 2003. The Company had positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, the prolonged lower interest rate environment favorably lowered the cost of funding, but also lowered yields on earning assets, putting pressure on the net interest margin. In late June 2004, the Federal Reserve Board increased interest rates for the first time in several years. That increase was followed by a subsequent increase in August 2004. In gradually increasing interest rate environment, we would continue to anticipate that our balance sheet would benefit from asset sensitivity over the long term.

For the three months ended June 30, 2004, average-earning assets increased $86.6 million, or 10.4%, when compared to the same period last year. The Company recorded an increase in average loans of $39.8 million, or 5.8%, for the second quarter of 2004 compared to the same period a year ago. For the six months ended June 30, 2004, average-earning assets increased $83.1 million, or 10.0%, when compared to the same period last year. The Company recorded an increase in average loans of $36.9 million, or 5.4%, for the six months ended June 30, 2004 compared to the same period a year earlier. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased for the quarter ended June 30, 2004 when compared to the same period a year ago. The interest rate spread increased 38 bps to 3.57% at June 30, 2004 from 3.19% in the same quarter in 2003. While the average yield on earning assets decreased 39 bps during the period, the average rate paid on interest-bearing liabilities decreased 77 bps over the same period. For the six months ended June 30, 2004, the interest rate spread increased 26 bps to 3.50% from 3.24% for the same period a year earlier. The average yield on earning assets decreased 50 bps during the six-month period, while the average rate paid on interest-bearing liabilities decreased 76 bps. The reduction in the rates paid on interest-bearing liabilities occurred as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank. We would not expect that trend to continue in light of the recent Federal Reserve Board interest rate increases.

                                     TABLE 2
             NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
                                ($ In Thousands)

                           Three months ended June 30,

                                                2004                                                2003
                             Average          Interest         Average           Average          Interest         Average
                             Balance         income/exp       yield/rate         Balance         income/exp       yield/rate
                           ------------     ------------     ------------      ------------     ------------     ------------
ASSETS
Earning assets:

Loans, net (1)(2)(3)       $    723,250                                        $    683,450

Less:  non-accrual loans        (10,528)                                             (9,694)
                           ------------                                        ------------
Loans, net                      712,722     $     10,070             5.68%          673,756     $     10,194             6.07%

Investments                     208,615            2,441             4.71%          158,983            1,977             4.99%

Other earning assets                 54                0             0.00%            2,090                6             1.15%
                           ------------     ------------     ------------      ------------     ------------     ------------
Total earning assets       $    921,391     $     12,511             5.46%     $    834,829     $     12,177             5.85%

Allowance for loan losses       (13,098)                                            (12,610)

Non-accrual loans                10,528                                               9,694

Cash and due from banks          17,954                                              16,054

Other assets                     68,140                                              58,311
                           ------------                                        ------------

Total assets               $  1,004,915                                        $    906,278
                           ------------                                        ------------

LIABILITIES AND
STOCKHOLDERS'EQUITY

Interest-bearing
liabilities:

NOW accounts               $     85,418     $        177             0.83%     $     67,401     $        176             1.05%
Savings accounts                191,993              363             0.76%          190,904              461             0.97%
Time deposits > $100M           213,490            1,251             2.36%          185,526            1,501             3.25%
Time deposits < $100M           187,803            1,019             2.18%          217,349            1,839             3.39%
                           ------------     ------------     ------------      ------------     ------------     ------------
Total interest-bearing
deposits                        678,704            2,810             1.67%          661,180            3,977             2.41%

Short-term borrowings            31,514              107             1.37%            6,308               24             1.53%
Customer repurchase
agreements                        1,100                3             1.10%              892                2             0.90%
Other borrowings                 97,888              544             2.24%           65,000              554             3.42%
Long term debt                        0                0             0.00%               53                0             0.00%
Trust preferred
securities                       16,598              423            10.25%           16,100              411            10.24%
                           ------------     ------------     ------------      ------------     ------------     ------------

Total interest-bearing
liabilities                $    825,804     $      3,887             1.89%     $    749,533     $      4,968             2.66%
                           ------------     ------------     ------------      ------------     ------------     ------------

Demand deposits                  99,773                                              81,143
Accrued expenses and
other liabilities                 7,618                                               8,367

Stockholders' equity             71,720                                              67,235
                           ------------                                        ------------

Total liabilities and
stockholders' equity       $  1,004,915                                        $    906,278
                           ------------                                        ------------

Interest rate spread                        $      8,624             3.57%                      $      7,209             3.19%
Contribution of free
funds                                                                0.20%                                               0.27%
                                                             ------------                                        ------------
Net interest margin                                                  3.76%                                               3.46%
                                                             ------------                                        ------------

                                     TABLE 3
             NET INTEREST INCOME ANALYSIS ON A TAX -EQUIVALENT BASIS
                                ($ In Thousands)

                            Six months ended June 30,

                                                      2004                                            2003
                                Average            Interest      Average          Average           Interest         Average
                                Balance           income/exp    yield/rate        Balance          income/exp       yield/rate
                              ------------       ------------   ----------      ------------      ------------     ------------
ASSETS

Earning assets:
Loans, net (1)(2)(3)          $    715,467                                      $    678,582

Less:  non-accrual loans           (10,974)                                          (11,020)
                              ------------                                      ------------

Loans, net                         704,493       $     19,802         5.65%          667,562      $     20,390             6.16%
Investments                        206,732              4,853         4.72%          158,947             4,007             5.09%
Other earning assets                    55                  0         0.00%            1,640                10             1.23%
                              ------------       ------------   ----------      ------------      ------------     ------------

Total earning assets          $    911,280       $     24,655         5.44%     $    828,149      $     24,407             5.94%

Allowance for loan losses          (12,731)                                          (12,226)

Non-accrual loans                   10,974                                            11,020

Cash and due from banks             17,478                                            17,641
Other assets                        67,258                                            58,864
                              ------------                                      ------------

Total assets                  $    994,259                                      $    903,448
                              ------------                                      ------------

LIABILITIES AND
STOCKHOLDER'S EQUITY

Interest-bearing
liabilities:

NOW accounts                  $     86,437       $        352         0.82%     $     65,776      $        340             1.04%

Savings accounts                   196,361                736         0.75%          193,693               982             1.02%

Time deposits > $100M              203,390              2,522         2.49%          184,762             3,057             3.34%

Time deposits < $100M              192,259              2,218         2.32%          216,950             3,694             3.43%
                              ------------       ------------   ----------      ------------      ------------     ------------
Total interest-bearing
deposits                           678,447              5,828         1.73%          661,181             8,073             2.46%

Short-term borrowings               32,343                217         1.35%            5,829                43             1.49%
Customer repurchase
agreements                           1,062                  5         0.95%            1,284                 7             1.10%
Other borrowings                    90,336              1,023         2.28%           65,000             1,109             3.44%
Long term debt                           0                  0         0.00%               53                 1             3.80%
Trust preferred
securities                          16,598                847        10.26%           16,100               822            10.30%
                              ------------       ------------   ----------      ------------      ------------     ------------
Total interest-bearing
liabilities                   $    818,786       $      7,920         1.95%     $    749,447      $     10,055             2.71%
                              ------------       ------------   ----------      ------------      ------------     ------------
Demand deposits                     97,199                                            79,125
Accrued expenses and
other liabilities                    7,110                                             8,288
Stockholders' equity                71,164                                            66,588
                              ------------                                      ------------

Total liabilities and
stockholders' equity          $    994,259                                      $    903,448
                              ------------                                      ------------
Interest rate spread                             $     16,735         3.50%                       $     14,352             3.24%
Contribution of free
funds                                                                 0.19%                                                0.26%
                                                                ----------                                         ------------
Net interest margin                                                   3.69%                                                3.49%
                                                                ----------                                         ------------

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 91.7% for the first six months of 2004 and 2003, respectively.

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

The Company's loan review department performs a risk rating analysis as an integral part of the review of each loan portfolio. For the commercial and commercial real estate portfolios, the risk rating analysis includes a grading system following a standard risk-rating matrix. Based upon this matrix, the Company determines a risk rating assignment an appropriate measure to each loan examined. As a result, the Company has provided $1.5 million in PFLL for the first six months in 2004.

The PFLL for the first half of 2004 at $1.5 million compares to a PFLL of $1.9 million for the first half in 2003. Net loan charge-offs in the first six months of 2004 were $578,000 compared with net charge-offs of $450,000 for the same period in 2003. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.16% for the first six months of 2004 compared to 0.13% for the same period in 2003. The increase in net charge-offs relates primarily to a $200,000 commercial loan charge-off stemming from a loan to a business services company. This loan had been previously been allocated a PFLL in the amount of 80% of the loan amount. During the period, non-accrual loans remained relatively stable, while restructured loans decreased significantly, primarily as a result of a $2.7 million credit that has improved in asset quality and transferred to a performing loan status. Management believes that the current provision conforms to the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. However, a decline in the quality of our loan portfolio, as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the allowance. If there are significant charge-offs against the allowance, or we otherwise determine that the allowance is inadequate, we will need to make higher provisions in the future. See "Risk Management and the Allowance for Loan Losses" below for more information related to non-performing loans.

Non-Interest Income

Total non-interest income decreased $69,000, or 2.5% to $2.7 million for the second quarter of 2004 when compared to the second quarter of 2003. For the six months ended June 30, 2004, total non-interest income was $4.7 million, a decrease of $731,000, or 13.6%, compared to $5.4 million for the comparable period in 2003. The non-interest income to average assets ratio was 1.07% for the three months ended June 30, 2004 compared to 1.21% for the same period in 2003. For the six months ended June 30, 2004, the non-interest income to average assets ratio was 0.94% compared to 1.20% for the same period in 2003. The decrease in non-interest income for the three and six month periods is mainly due to decreases in loan servicing fee income and gains from sales of loans substantially offset by the gain recognized on the sale of bank land.


                                     TABLE 4
                               NONINTEREST INCOME
                                ($ in Thousands)

                              Second         Second         Percent           YTD            YTD           Percent
                           Quarter 2004   Quarter 2003      change            2004           2003          change
                           ------------   ------------   ------------     ------------   ------------   ------------
Trust                               188            159           18.2%             362            293           23.5%

Service charges
on deposit accts                    709            725           (2.2%)          1,364          1,431           (4.7%)

Other fee income                    155            152            2.0%             322            315            2.2%

Loan servicing
income                              282            600          (53.0%)            620          1,062          (41.6%)

Brokerage
commissions                         241            148           62.8%             389            228           70.6%

Business owned
life insurance                      194            194            0.0%             392            336           16.7%

Non-bank
subsidiary
income                                0              0             NM                0            125             NM

Gains from
sales of loans                      269            618          (56.5%)            482          1,043          (53.8%)

Gain from sale
of bank assets                      482              0             NM              482              0             NM

Gain from sale
of non-bank
subsidiary                            0              0             NM                0            350             NM

Other                               155            148            4.7%             244            205           19.0%
                           ------------   ------------   ------------     ------------   ------------   ------------

Total                             2,675          2,744           (2.5%)          4,657          5,388          (13.6%)

In the second quarter and the first six months of 2004, loan servicing fees and gains from sales of loans were affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates. In comparison, those periods in 2003 saw high levels of loan refinancing as a result of the historically low interest rate environment. Loan servicing fees decreased $318,000 and gains from sales of loans decreased

$349,000 between the comparable quarters of 2004 and 2003. For the six months ended June 30, 2004, loan servicing fees decreased $442,000 and gains from sales of loans decreased $561,000 compared to the first six months of 2003. The decrease was driven primarily by secondary mortgage and commercial loan production (loan production to be sold to the secondary market) and resultant sales. As interest rates have increased over the quarter, the Company has seen a decrease in the number of loan applications. Secondary loan production declined 60.1% between the comparable first six-month periods ($31.7 million in the first half of 2004 versus $81.1 million in the first half of 2003).

For both the three and six month periods, non-interest income included a gain recognized on the sale of bank land located in the Green Bay market area and totaled $482,000. The sale of property occurred as a result of a purchase of
19.2 acres by the Department of Transportation to facilitate its highway expansion efforts. We do not expect the sale to substantially affect operations at that location.

Financial service income increased $161,000, or 70.6%, as a result of additional business generated and aided by stronger financial markets performance. Income from business owned life insurance ("BOLI") amounted to $392,000 for the first six months of 2004 compared to $336,000 a year earlier. A $13 million purchase of BOLI made in the second quarter of 2002 and an additional $4 million purchase made in the second quarter of 2003 impacted those results.

Revenues generated from the operation of Arborview LLC ("Arborview") (a subsidiary formed in 2002 to manage a community based residential facility and sold in the first quarter of 2003) as a result of the sale were $0 and $125,000 for the first six months of 2004 and 2003, respectively. The subsidiary was sold in February 2003 with a gain on sale amounting to $350,000.


Non-Interest Expense

Non-interest expense increased $433,000, or 7.1%, to $6.5 million for the three months ended June 30, 2004 compared to the same period in 2003 as indicated in Table 4. For the six months ended June 30, 2004, total non-interest expense increased $773,000, or 6.4%, to $12.9 million compared to the same period in 2003. The non-interest expense to average assets ratio was 2.61% for the three months ended June 30, 2004 compared to 2.69% for the same period in 2003. For the six months ended June 30, 2004, non-interest expense ratio to average assets was 2.61% compared to 2.70% for the same period in 2003.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expenses to average assets ratio was 1.54% for the three months ended June 30, 2004 compared to 1.48% for the same period in 2003. For the six months ended June 30, 2004, the net overhead expenses to average assets ratio was 1.66% compared to 1.50% for the similar period in 2003. The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income. The efficiency ratio for the three months ended June 30, 2004 was 57.63% compared to 61.08% for the same period in 2003. For the six months ended June 30, 2004, the efficiency ratio was 60.23% compared to 61.35% for the same period in 2003. Efficiency ratio for the three and six month periods ended June 30, 2004 improved as a result of increased net interest income.

Salaries and employee benefits showed an increase of $299,000, or 8.2%, to $3.9 million for the second quarter of 2004 compared to the same period in 2003. For the six months ended June 30, 2004, salary and employee benefits expenses increased $463,000, or 6.3%, to $7.8 million from $7.3 million for the comparable period in 2003. The number of full-time equivalent employees was 308 as of June 30, 2004 compared to 298 as of June 30, 2003. For the six months ended June 30, 2004, salary-related expenses increased $284,000, or 5.5%, due principally to merit increases between the years. Benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for the balance of 2004. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue in future years.

                                     TABLE 5
                               NONINTEREST EXPENSE
                                ($ in Thousands)


                                 Second           Second           Percent            YTD               YTD            Percent
                              quarter 2004     quarter 2003        change             2004              2003            change
                              ------------     ------------     ------------       ------------     ------------     ------------
Personnel                            3,944            3,645              8.2%             7,809            7,346              6.3%
Occupancy                              529              478             10.7%             1,051              947             11.0%
Equipment                              299              423            (29.3%)              668              816            (18.1%)
Data processing                        272              266              2.3%               555              538              3.2%
Business
development/advertising                267              191             39.8%               394              308             27.9%
Supplies and printing                  132              138             (4.3%)              241              241              0.0%
Director fees                          112              106              5.7%               210              200              5.0%
FDIC                                    28               30             (6.7%)               57               59             (3.4%)
Amortization of MSR's                   66               95            (30.5%)              132              185            (28.6%)
Legal and professional                 102              122            (16.4%)              194              223            (13.0%)
Operation of other real
estate                                 146               34            329.4%               271              137             97.8%
Other                                  615              551             11.6%             1,302            1,111             17.2%
                              ------------     ------------     ------------       ------------     ------------     ------------
Total                                6,512            6,079              7.1%            12,884           12,111              6.4%


Expenses related to the operation of other real estate owned increased $112,000 to $146,000 for the quarter ended June 30, 2004 compared to the same period in 2003. For the six-month period ended June 30, 2004, other real estate owned expenses increased $134,000 to $271,000 compared to the same period in 2003. Included in these expenses were net gains taken on the sale of other real estate owned amounting to $64,000 for the first six months of 2004 compared to net gains taken on sale of $11,000 for the same period in 2003. In addition, costs related to the holding of other real estate owned properties increased $257,000 to $405,000 for the first quarter of 2004.


Income Taxes

Income tax expense for the Company for the six months ended June 30, 2004 was $2.0 million, an increase of $599,000, or 43.9%, compared to the same period in 2003. The higher tax expense in 2004 reflected the Company's increase in before tax earnings offset partially by a decrease in tax-exempt interest income.

The Company's effective tax rate (income tax expense divided by income before taxes) was 30.5% for the six months ended June 30, 2004 compared with 27.0% for the same period in 2003. The effective tax rate of 30.5% consisted of a federal effective tax rate of 25.9% and Wisconsin State effective tax rate of 4.6%.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Company undergoes examination by varying taxing authorities. Such taxing authorities may require that changes in the amount of income tax or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. The Company has not provided any specific reserves relative to any positions recently taken by State taxing authorities. See section titled "Critical Accounting Policies."

Income tax expense may be affected by developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of the Bank located in the state of Nevada holds and manages various investment securities. Due to that fact that these subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions, the Department representatives have recently stated that the Department intends to revoke those rulings and tax some or all these subsidiaries' income, even though there has been no intervening change in the law. The Department has also implemented a program for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada.

The Department sent letters in late July 2004 to financial institutions in Wisconsin, whether or not they are undergoing an audit, reporting on settlements involving 17 banks and their out-of-state investment subsidiaries. The letter provided a summary of currently available settlement parameters. For periods before 2004, they include: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes for a limited period of time; and interest (but not penalties) on any past-due taxes. Going forward, including 2004, there are similar provisions plus limits on the amount of subsidiaries' assets as to which their income will be excluded from Wisconsin tax. Settlement on the terms outlined would result in the Department's rescission of related prior letter rulings, and would purport to be binding going forward except for future legislation or change by mutual agreement. By implication, the Department appears to accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes.

At this time, the Department has not audited or made an assessment against the Company's subsidiaries nor has the Company determined how it intends to respond. The letter did not provide sufficient detail to permit the Company to assess what effects the acceptance of such a settlement offer might have upon it, and the Company does not have sufficient information to determine what the Department's position would be if an assessment were made and the Bank were to challenge it. The Company intends to seek that information from the Department and to evaluate the impact of such a settlement after receiving more specific detail. The Bank's net income would be reduced if there would be an assessment against it or it determined to settle. The Bank could also incur costs in the future to address any action taken against it by the Department.

Balance Sheet Analysis

Loans

At June 30, 2004, total loans increased $28.6 million, or 4.1%, to $724.6 million from $696.0 million at December 31, 2003. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $411.0 million at June 30, 2004 compared to $387.8 million at December 31, 2003. Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

                                     TABLE 6
                             LOAN PORTFOLIO ANALYSIS
                                ($ in Thousands)

                                                          June 30,        December 31,       Percent
                                                            2004             2003             change
                                                       -------------     -------------     -------------
Amount of loans by type (dollars in thousands)
Real estate-mortgage
  Commercial                                           $     410,953     $     387,820              5.96%
  1-4 family residential
      First liens                                             76,151            72,494              5.04%
      Junior liens                                            19,605            21,443             (8.57%)
      Home equity                                             34,060            31,763              7.23%
Commercial, financial and agricultural                        89,718            91,009             (1.42%)
Real estate-construction                                      81,022            77,350              4.75%
Installment
  Credit cards and related plans                               1,987             2,145             (7.37%)
  Other                                                       11,662            12,315             (5.30%)
Less:  deferred origination fees, net of costs                   545               349             56.16%
                                                       -------------     -------------     -------------
      Total                                            $     724,613     $     695,990              4.11%

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

As the following table indicates, the ALL at June 30, 2004 was $13.1 million compared with $12.2 million at the end of 2003. Loans increased 4.1% from December 31, 2003 to June 30, 2004, while the allowance as a percent of total loans increased due to the loan loss provision being higher in comparison to loan growth for the first six months of 2004. Based on management's analysis of the loan portfolio risk at June 30, 2004, a provision expense of $1.5 million was recorded for the six months ended June 30, 2004, a decrease of $426,000 or 22.1% compared to the same period in 2003. Commercial loans represented 73.5% of the net charge-offs for the first six months of 2004.

                                     TABLE 7
               ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS
                                ($ in thousands)

                                                  At or for the      At or for the      At or for the
                                                  ended period       ended period       ended period
                                                  June 30, 2004      June 30, 2003     December 31, 2003
                                                  -------------      -------------     -----------------
Allowance for  Loan Losses
("ALL")

Balance at beginning of
period                                            $      12,159      $      11,410      $      11,410
Provision for loan losses                                 1,499              1,925              5,650
Charge-offs                                               1,129                856              6,345
Recoveries                                                  551                406              1,444
                                                  -------------      -------------      -------------
Balance at end of period                                 13,080             12,885             12,159

Net charge-offs ("NCOs")                                    578                450              4,901

Nonperforming Assets:
Nonaccrual loans                                  $      11,104      $      10,987      $      11,079
Accruing loans past due 90
days or more                                                  0                  0                  0
Restructured loans                                        2,254              8,528              5,144
                                                  -------------      -------------      -------------

Total nonperforming loans                         $      13,358      $      19,515      $      16,223
("NPLs")

Other real estate owned                                   2,614                668              2,271
                                                  -------------      -------------      -------------

Total nonperforming assets
("NPAs")                                          $      15,972      $      20,183      $      18,494

Ratios:
ALL to NCO's (annualized)                                 11.25              14.20               2.48

NCO's to average loans
(annualized)                                               0.16%              0.13%              0.72%

ALL to total loans                                         1.81%              1.90%              1.75%
NPL's to total loans                                       1.84%              2.88%              2.33%
NPA's to total assets                                      1.59%              2.22%              1.90%
ALL to NPL's                                              97.92%             66.03%             74.95%

While management uses available information to recognize losses on loans, future adjustments to the ALL may be necessary based on changes in economic conditions and the impact of such change on the Company's borrowers.

Table 8 shows the amount of the ALL allocated for the time periods indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. Management continues to target and maintain the ALL equal to the allocation methodology plus an unallocated portion, as determined by economic conditions on the Company's borrowers. In general, it would be expected that those types of loans which have historically more loss associated with them, will have a proportionally larger amount of the allowance allocated to them than do loans which have less risk.

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

                                     TABLE 8
                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                           June 30, 2004                    June 30, 2003                     Dec 31, 2003
                                             Percent of                        Percent of                      Percent of
                                             loans to                          loans to                         loans to
                             Amount          total loans       Amount          total loans       Amount        total loans
                           -----------      -----------      -----------      -----------      -----------     -----------
Commercial, financial
& agricultural             $     3,338            12.38%     $     4,122            13.34%     $     2,386           13.08%
                           -----------      -----------      -----------      -----------      -----------     -----------

Commercial real estate           6,545            56.64%           5,480            55.29%           6,772           55.67%

Real Estate:
Construction                     1,069            11.18%             800             9.74%             702           11.11%

Residential                        945            13.22%           1,450            15.30%           1,246           13.50%

Home equity lines                   85             4.70%             225             4.12%              79            4.56%
Consumer                           229             1.61%             160             1.90%             235            1.77%
Credit card                         71             0.27%              69             0.31%             111            0.31%
Loan commitments                   492                                                                 279             276
Not specifically
  allocated                        306                               300                               352
                           -----------                       -----------                       -----------
Total allowance            $    13,080           100.00%     $    12,885           100.00%     $    12,159          100.00%
Allowance for credit
loss as a percentage
of total loans                                                                       1.81%            1.90%           1.75%
Period end loans           $   724,613                                                         $   678,036     $   695,990


While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at June 30, 2004. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collection.

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

As indicated in Table 7, non-performing loans at June 30, 2004 were $13.4 million compared to $16.2 million at December 31, 2003. Impacting the decrease in non-performing loans was a shift, as a result of foreclosure, of approximately $1.4 million in loans to other real estate owned during 2004. Non-accrual loans represented $11.1 million of the total non-performing loans. Real estate non-accrual loans accounted for $10.0 million of the total, of which $1.8 million was residential real estate and $8.0 million was commercial real estate, while commercial and industrial non-accrual loans total $1.0 million. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these non-accrual loans. Restructured loans were $2.3 million at June 30, 2004 compared with $5.1 million at year-end 2003. Of the restructured loans at June 30, 2004, approximately $1.6 million consisted of one commercial credit and conditional loan as to which the Bank has granted various concessions as a result of the borrowers' past cash flow problems. This loan credit was 61 days past due at June 30, 2004. Management has allocated a loan loss provision of $1.3 million. This allocation relates to the commercial credit of $1.6 million, which is the net amount remaining after a loan charge-off of $2.6 million in 2003. As a result of the cash flow problems of the debtor, management is continuing to specially monitor this loan on a monthly basis and is working with the borrower to minimize any additional loss exposure. If the loan becomes past due greater than 89 days, this loan may be subject to further charge-off. As a result the ratio of non-performing loans to total loans at June 30, 2004 was 1.84% compared to 2.33% at end of year 2003. The Company's ALL was 97.9% of total non-performing loans at June 30, 2004 compared to 75.0% at end of year 2003.

As indicated in Table 7, non-performing assets (non-performing loans plus other real estate owned assets) at June 30, 2004 were $16.0 million compared to $18.5 million at December 31, 2003. Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of ten residential and thirteen commercial properties totaling $2.6 million. Other real estate owned at December 31, 2003 totaled $2.3 million and consisted of nineteen properties.

Potential problem loans are currently performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. At June 30, 2004, potential problem loans amounted to $4.2 million compared to a total of $5.7 million at December 31, 2003. Of the potential problem loans, $3.9 million of the problem loans stems from one commercial credit experiencing cash flow concerns. Various commercial loans totaling $300,000 make up the balance of the total potential problem loans. With the exceptions of the $3.9 million commercial credit noted above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Except as noted above, management does not presently expect significant losses from credits in the potential problem loan category.


Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

At June 30, 2004, the investment portfolio (which includes investment securities available for sale and held to maturity) increased $3.6 million, or 1.8%, to $199.4 million from $195.8 million at December 31, 2003. At June 30, 2004, the investment portfolio represented 19.8% of total assets compared with 20.1% at December 31, 2003.

Securities held to maturity and securities available for sale consist of the following:

                                     TABLE 9
                          INVESTMENT SECURITY ANALYSIS
                                At June 30, 2004
                                ($ in Thousands)

                                                       Gross             Gross          Estimated
                                     Amortized       Unrealized       Unrealized         Market
                                       Cost             Gains           Losses           Value
                                   ------------     ------------     ------------     ------------
Securities held to maturity
Obligations of states &
political subdivisions             $     17,284     $         94     $          0     $     17,378
                                   ------------     ------------     ------------     ------------
Securities available for sale

Obligations of U.S. Treasury &           47,360              994              495           47,859
other U.S. agencies

Mortgage-backed securities              101,342               78            2,368           99,052

Obligations of states &
political subdivisions                   30,309            1,300                7           31,602

Other securities                          3,559               78                0            3,637
                                   ------------     ------------     ------------     ------------

Total securities available for
sale                               $    182,570     $      2,450     $      2,870     $    182,150

                              At December 31, 2003
                                ($ in Thousands)

                                                            Gross            Gross          Estimated
                                          Amortized       Unrealized       Unrealized         Market
                                            Cost            Gains            Losses           Value
                                        ------------     ------------     ------------     ------------
Securities held to maturity

Obligations of states &
political subdivisions                  $     19,032     $        282     $          0     $     19,314
                                        ------------     ------------     ------------     ------------

Securities available for sale
Obligations of U.S. Treasury &          $     37,942     $      1,760     $          6     $     39,696
other U.S. Agencies
Mortgage-backed securities                    99,970              204            1,026           99,148

Obligations of states &                       32,848            2,167                0           35,015
political subdivisions
Other securities                               2,877               79                0            2,956
                                        ------------     ------------     ------------     ------------
Total securities available for
sale                                    $    173,637     $      4,210     $      1,032     $    176,815



At June 30, 2004, the contractual maturities of securities held to maturity and securities available for sale are as follows:

                                    TABLE 10
                          INVESTMENT PORTFOLIO MATURITY
                                ($ in Thousands)

                                    Securities held to Maturity        Securities Available for Sale
                                   Amortized Cost    Market Value      Amortized Cost    Market Value
                                   --------------    -------------     --------------    -------------
Within 1 year                      $       3,668     $       3,678     $       2,876     $       2,953
After 1 but within 5 years                 6,783             6,865           128,829           128,186
After 5 but within 10 years                2,443             2,445            36,337            36,176
After 10 years                             4,390             4,390            10,969            11,198
Equity securities                              0                 0             3,559             3,637
                                   -------------     -------------     -------------     -------------

Total                              $      17,284     $      17,378     $     182,570     $     182,150

Deposits

Total deposits at June 30, 2004 decreased $3.7 million, or 0.5%, to $780.0 million from $783.3 million at December 31, 2003. Non-interest bearing deposits at June 30, 2004 decreased $1.4 million, or 1.3%, to $105.3 million from $106.6 million at December 31, 2003. Interest-bearing deposits at June 30, 2004 decreased $2.3 million, or 0.3%, to $674.4 million from $676.7 million at December 31, 2003. Interest-bearing transaction accounts (NOW deposits) decreased $2.1 million, primarily in public fund deposits. Savings deposits decreased $11.8 million, or 5.8%, to $192.5 million at June 30, 2004, when compared to $204.3 million at December 31, 2003. Time deposits (including time, $100,000 and over and other time) increased $11.6 million (includes increase of $25.0 million in time deposits over $100,000), or 3.1%, to $391.7 million at June 30, 2004, when compared to $380.1 million at December 31, 2003. Brokered CD's totaled $126.6 million at June 30, 2004 compared to $97.8 million at December 31, 2003. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. Although the use of brokered deposits has increased, Management views these as a stable source of funds, although they are inherently less stable than locally-generated deposits. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season.

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


Short Term Borrowings and Other Borrowings

Short-term borrowings at June 30, 2004 consist of federal funds purchased and securities under agreements to repurchase. Total short-term borrowings at June 30, 2004 increased $10.2 million to $33.6 million from $23.4 million at December 31, 2003. Federal funds purchased increased from $23.3 million at December 31, 2003 to $32.3 million at June 30, 2004 accounting for the balance of the increase in the balance of short-term borrowings. These have increased as a result of growth in the loan portfolio coupled with a decrease in core deposits during the quarter ended June 30, 2004.

Other borrowings consist of term loans with FHLB. These borrowings totaled $100.2 million at June 30, 2004 compared to $75.1 million at December 31, 2003.

Typically, short-term borrowings and other borrowings increase in order to fund growth in the loan portfolio. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. In the quarter ended June 30, 2004, borrowings were also required in view of the decrease in deposits. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

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

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for discussion with respect to the Company's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in Form 10-K have not materially changed since that report was filed.

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments, at June 30:

                                    TABLE 11
                           LENDING RELATED COMMITMENTS
                                ($ in Thousands)

                                                  June 30, 2004     June 30, 2003
                                                  -------------     -------------
Commitments to fund home equity
line loans                                        $      27,977     $      39,229

Commitments to fund commercial real
estate loans                                              3,790             2,105

Commitments unused on various other
lines of credit loans                                   139,617           103,419
                                                  -------------     -------------
Total commitments to extend credit                $     171,384     $     144,753

Financial standby letters of credit               $      21,862     $      17,985


Liquidity

Liquidity management refers to the ability of the Company to ensure that cash is available in at timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $2.2 million for the first six months of 2004 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $3.2 million in the first six months of 2004.

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

Maturing investments have been a primary source of liquidity at the Bank. For the six months ended June 30, 2004, principal payments totaling $17.0 million were received on investments. $24.7 million in investments were purchased in the first six months of 2004. This resulted in net cash of $7.7 million used in investing activities for the first six months of 2004. At June 30, 2004, the carrying or book value of investment securities maturing within one year amounted to $7.7 million or 3.8% of the total investment securities portfolio. This compares to 6.1% level for investment securities with one year or less maturities as of December 31, 2003. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during the first six months of 2004 totaled $17.0 million. At June 30, 2004, the investment portfolio contained $146.9 million of U.S. Treasury and federal agency backed securities representing 73.7% of the total investment portfolio. These securities tend to be highly marketable and had a market value below amortized cost at June 30, 2004 amounting to $1.8 million.

Deposit growth is typically another source of liquidity for the Bank. As a financing activity reflected in the June 30, 2004 Consolidated Statements of Cash Flows, deposits decreased and resulted in $3.7 million of cash outflow during the first six months of 2004. The Company's overall deposit base decreased 0.5% for the six months ended June 30, 2004. Deposit growth is the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $226.3 million, or 31.2%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short-term borrowings and other borrowings at June 30, 2004, federal funds purchased and securities sold under agreements to repurchase totaled $33.6 million compared to $23.4 million at the end of 2003. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total $100.2 million at June 30, 2004 and $75.1 million at December 31, 2003.

The Bank's liquidity resources were sufficient in the first six months of 2004 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first six months of 2004, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, Bank may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Capital Resources

Stockholders' equity at June 30, 2004 increased $627,000 or 0.9% to $70.3 million, compared with $69.6 million at end of year 2003. The increase in stockholders' equity in 2004 was primarily composed of the retention of earnings and the exercise of stock options with offsetting decreases to stockholders' equity from the payment of dividends and the change in unrealized losses on available for sale securities. Stockholders' equity to assets at June 30, 2004 was 6.98% compared to 7.14% at the end of 2003.

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

The Company had $16.6 million of junior subordinated debentures outstanding to the Trust and the Trust had $16.1 million of trust preferred securities outstanding at June 30, 2004 and December 31, 2003, respectively. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of June 30, 2004, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 23% of Company's Common Stock participate in the plan.

Cash dividends paid in the first six months of 2004 were $0.28 per share compared with $0.26 in 2003. The Company provided a 7.7% increase in normal dividends per share in 2004 over 2003 as a result of earnings for 2004. Total funds utilized in the payment of dividends was $3.2 million in the first six months of 2004, as compared to $2.9 million in the corresponding period of 2003.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first six months of 2004.

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

At June 30, 2004 and December 31, 2003, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of June 30, 2004 and December 31, 2003:

                                    TABLE 12
                                 CAPITAL RATIOS
                                ($ in Thousands)


                                                                                                      To Be Well
                                                                       For                          Capitalized under
                                                                  Capital Adequacy                  Prompt Corrective
                                       Actual                          Purposes                     Action Provisions
                            ---------------------------      ---------------------------      ---------------------------
                                 ($ in Thousands)
                               Amount          Ratio           Amount           Ratio            Amount          Ratio
                            -----------     -----------      -----------     -----------      -----------     -----------
As of June 30, 2004
  Total Capital (to
  Risk Weighted Assets)
    Company                      92,250           10.94%          67,430            8.00%          84,287           10.00%
    Bank                         87,912           10.45%          67,280            8.00%          84,100           10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                      81,683            9.69%          33,715            4.00%          50,572            6.00%
    Bank                         77,638            9.20%          33,640            4.00%          50,460            6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                      81,683            8.20%          39,860            4.00%             N/A             N/A

    Bank                         77,368            7.76%          39,860            4.00%          49,824            5.00%

As of December 31, 2003
  Total Capital (to
  Risk Weighted Assets)
    Company                      88,493           10.78%          65,650            8.00%          82,090           10.00%
    Bank                         84,771           10.33%          65,647            8.00%          82,059           10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                      78,212            9.52%          32,845            4.00%          49,293            6.00%
    Bank                         74,493            9.08%          32,823            4.00%          49,235            6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                      78,212            8.38%          37,331            4.00%             N/A             N/A
    Bank                         74,493            7.98%          37,331            4.00%          46,664            5.00%

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

Recent Accounting Pronouncements


In January 2003, the FASB issued FASB Interpretations No. 46 ("FIN 46"), Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN 46 was effective for all VIE's created after January 31, 2003. However, the FASB had postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE's created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003. The requirements of FIN 46 resulted in the deconsolidation of the Company's wholly owned subsidiary trusts, formed to issue mandatorily redeemable preferred securities ("trust preferred securities"). The deconsolidation, as of December 31, 2003, results in the recognition of the trust preferred securities as junior subordinated obligations on the related consolidated statement of financial condition. The junior subordinated obligations of the trusts also include common interests, which aggregate $497,940, and are offset by an identical amount representing the Company's investment and included in other assets. The provisions of FIN 46 R had no impact on the Company's consolidated statements of income or cash flows.

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments." According to the release, the fair value of the loan commitment is determined without considering the value of future cash flows related to servicing the loan, and thus the fair value represents the value of having to make a loan at what may become a below-market rate. This guidance is applicable for mortgage loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. In management's opinion, the adoption of Staff Accounting Bulletin No. 105 will not have a material effect on the Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

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

As of June 30, 2004, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2003, as described in the Company's 2003 Form 10-K Annual Report.

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 2004.

                                       Change in Net Interest Income over One Year Horizon
                                     --------------------------------------------------------
                                         At June 30, 2004             At December 31, 2003
                                     ------------------------       -------------------------
Change in levels of                  Dollar        Percentage       Dollar         Percentage
interest rates                       change          change         change           change
--------------                       -------       ----------       -------        ----------
+200 bp                                2,643            7.31%         1,773           4.90%
+100 bp                                1,350            3.74%         1,049           2.90%
Base                                       0               0%             0              0%
-100 bp                              (1,089)          (3.01%)       (1,266)         (3.50%)

As shown above, at June 30, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company 's net interest income by $2.6 million or 7.3%. The effect of an immediate 100 basis point reduction in rates would decrease the Company's net interest income by $1.1 million or 3.0%

Changes in the mix of earning assets and interest-bearing liabilities increased the Company's asset sensitivity during the past twelve months.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Actual values may differ from those projections set forth above, should market conditions vary from the assumptions used in preparing the analyses. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

Item 4. Controls and Procedures

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2004. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's disclosure controls and procedures to the Company required to be included in this quarterly report on Form 10-Q.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

    a)   The Company's Annual Meeting of Shareholders was held on June 7, 2004.

    b)   Not applicable

    c) The only matter voted upon was the election of four directors for terms expiring in 2007. The results are as follows:

       Election of directors                          For         Against or withheld
----------------------------------------           ---------      -------------------
John W. Bunda                                      5,837,997             637,259
Roger G. Ferris                                    6,243,527             231,729
Thomas L. Herlache                                 6,234,928             240,328
Paul Jay Sturm                                     6,240,766             234,490

As a consequence of the Company's staggered board of directors, other directors remained in office. Directors continuing in office for terms expiring in 2005 are Robert W. Agnew, George Delveaux, Jr., Dee Geurts-Bengtson, and Joseph Morgan. Directors continuing in office for terms expiring in 2006 are Ronald D. Berg, Richard A. Braun and William C. Parsons.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a).  The following exhibits are furnished herewith:

EXHIBIT NUMBER  DESCRIPTION
--------------  -----------
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



(b).  Report on Form 8-K:

Baylake Corp. filed a Report on Form 8-K dated June 7, 2004 to report the results of its annual meeting of shareholders. In addition, a report on Form 8-K dated May 5, 2004 was submitted under Item 12, Results of Operations and Financial Condition, reporting Baylake Corp released its earnings for the three months ended March 31, 2004; that report is not incorporated by reference into other filings.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BAYLAKE CORP.
                                           -------------------------------------


Date:    August 12, 2004                    /s/    Thomas L. Herlache
     ----------------------                -------------------------------------
                                                      Thomas L. Herlache
                                                      President (CEO)


Date:    August 12, 2004                    /s/    Steven D. Jennerjohn
     ----------------------                -------------------------------------
                                                      Steven D. Jennerjohn
                                                      Treasurer (CFO)