Form 10-Q
period 2004-09-30
BAYLAKE CORP
filed 2004-11-09
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of October 27, 2004: 7,672,283 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                     PAGE NUMBER
PART 1 - FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Condensed Balance Sheet as of September 30, 2004                      3
           and December  31, 2003

         Consolidated Condensed Statement of Income and Comprehensive
           Income for the three and nine months ended September 30, 2004 and 2003       4 - 5

         Consolidated Statement of Stockholders' Equity for the three                       6
           and nine months ended September 30, 2004 and 2003

         Consolidated Statement of Cash Flows for the nine months ended                     7
           September 30, 2004 and 2003

         Notes to Consolidated Condensed Financial Statements                           8 - 9

         Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                       10 - 27

         Item 3. Quantitative and Qualitative Disclosures About Market Risk            28 - 29

         Item 4.  Controls and Procedures                                                   29

PART II - OTHER INFORMATION                                                            29 - 30

         Item 1.  Legal Proceedings
         Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matter to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits

         Signatures                                                                         30

EXHIBIT INDEX                                                                               30

          Exhibit 31.1 Certification pursuant to Section 302                                31
          Exhibit 31.2 Certification pursuant to Section 302                                32
          Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350                     33
          Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350                     34

                         PART 1 - FINANCIAL INFORMATION

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET (UNAUDITED)
                             (dollars in thousands)

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                2004         2003
                                                           -------------  ------------
                            ASSETS

Cash and cash equivalents                                   $    21,837    $    24,226
Investment securities available for sale                        192,015        176,815
Loans held for sale                                                 674            165
Loans                                                           753,845        715,022
     Less: Allowance for loan losses                             12,957         12,159
                                                            -----------    -----------
Loan, net of allowance for loan losses                          740,888        702,863
Cash value of life insurance                                     21,372         20,789
Bank premises and equipment                                      24,098         21,958
Federal Home Loan Bank stock  (at cost)                           7,584          7,247
Other real estate owned                                           2,520          2,271
Current and deferred income tax assets                            3,183          3,784
Goodwill                                                          5,723          4,969
Accrued interest receivable and other assets                     10,681         10,151
                                                            -----------    -----------
     Total Assets                                           $ 1,030,575    $   975,238
                                                            ===========    ===========

                        LIABILITIES

Domestic deposits
     Non-interest bearing                                   $   115,297    $   106,642
     Interest bearing                                           687,583        676,650
                                                            -----------    -----------
               Total deposits                                   802,880        783,292
 Federal funds purchased, repurchase                             28,367         23,359
agreements
Accrued expenses and other liabilities                            7,879          6,208
Dividends payable                                                     0          1,061
Advances from Federal Home Loan Bank                            100,193         75,092
Junior subordinated debentures                                   16,598         16,598
                                                            -----------    -----------
               Total liabilities                                955,917        905,610
                                                            -----------    -----------

                  STOCKHOLDERS' EQUITY

Common stock, $5 par value: authorized                           38,477         38,141
50,000,000 shares; issued
7,695,442 shares as of September 30, 2004 and
7,628,135 as of December 31, 2003; outstanding
7,672,283 as of September 30, 2004 and 7,604,976 as
  of December 31, 2003
Additional paid-in capital                                        8,645          8,163
Retained earnings                                                26,220         21,864
Treasury Stock                                                     (625)          (625)
Net unrealized gain (loss) on securities available
  for sale, net of tax of $1,022 as of September
  30, 2004 and $1,094 as of December 31, 2003                     1,941          2,085
                                                            -----------    -----------
Total stockholders' equity                                       74,658         69,628
                                                            -----------    -----------
               Total liabilities and stockholders' equity   $ 1,030,575    $   975,238
                                                            ===========    ===========

                         BAYLAKE CORP. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30           SEPTEMBER 30
                                                     2004        2003        2004       2003
                                                   -------     -------     -------    -------
Interest income
    Interest and fees on loans                     $10,560     $10,104     $30,362     $30,494
    Interest on loans exempt from federal tax          162         170         473         560
    Interest on investment securities
        Taxable                                      1,664       1,258       4,878       3,362
        Exempt from federal income taxes               362         417       1,128       1,280
   Other interest income                                 4           2          11          17
                                                   -------     -------     -------     -------
            Total interest income                   12,752      11,951      36,852      35,713

Interest expense
    Interest on deposits                             2,890       3,411       8,718      11,484
    Interest on short-term borrowings                   67          30         289          80
    Interest on other borrowings                       610         488       1,633       1,596
    Interest on long-term debt                           0           0           0           2
    Interest on junior subordinated debentures
      of unconsolidated subsidiary                     424         412       1,271       1,234
                                                   -------     -------     -------     -------
             Total interest expense                  3,991       4,341      11,911      14,396
                                                   -------     -------     -------     -------

 Net interest income                                 8,761       7,610      24,941      21,317
 Provision for loan losses                              70       1,212       1,569       3,137
                                                   -------     -------     -------     -------

    Net interest income after provision for
    loan losses                                      8,691       6,398      23,372      18,180
                                                   -------     -------     -------     -------

Other income
   Fees from fiduciary activities                      167         216         529         509
   Fees from loan servicing                            456         701       1,076       1,763
   Fees for other services to customers              1,189       1,045       3,264       3,144
   Gains from sales of loans                           250         653         732       1,696
   Gain from sale of fixed assets                        0           0         482           0
   Gains from sale of subsidiary                         0           0           0         350
   Other income                                        354         440         990         981
                                                   -------     -------     -------     -------

             Total other income                      2,416       3,055       7,073       8,443
                                                   -------     -------     -------     -------

Other expenses
    Salaries and employee benefits                   3,860       3,721      11,669      11,067
    Occupancy expense                                  517         495       1,568       1,442
    Equipment expense                                  332         467       1,000       1,283
    Data processing and courier                        280         269         835         807
    Operation of other real estate                      65          71         336         208
    Other operating expenses                         1,521       1,358       4,051       3,685
                                                   -------     -------     -------     -------

             Total other expenses                    6,575       6,381      19,459      18,492
                                                   -------     -------     -------     -------

             Income before income taxes              4,532       3,072      10,986       8,131

Income tax expense                                   1,458         831       3,423       2,197
                                                   -------     -------     -------     -------

Net Income                                         $ 3,074     $ 2,241     $ 7,563     $ 5,934
                                                   =======     =======     =======     =======
Comprehensive Income                               $ 5,245     $   210     $ 7,419     $ 4,738

Basic earnings per common share                    $  0.40     $  0.30     $  0.99     $  0.79
Diluted earnings per common share                  $  0.39     $  0.29     $  0.97     $  0.77
Cash dividends per share                           $  0.14     $  0.13     $  0.42     $  0.39

                          BAYLAKE CORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                      (In thousands, except per share data)

                                                                          Accumulated
                                                                            other                      Total
                                    Common                     Retained  comprehensive   Treasury   stockholders'
                                     stock       Surplus       earnings  income (loss)    stock        equity
                                   --------      --------      --------  -------------   --------   -------------
Balance, January 1, 2003           $ 37,532      $  7,373      $ 17,903     $  3,217     $   (625)     $ 65,400
Net income                                                        5,934                                   5,934
Net change in unrealized gain
  (loss) on securities available
  for sale, net of $672 deferred
  taxes                                                                       (1,196)                    (1,196)
                                                                                                       --------
Comprehensive income                                                                                      4,738
                                                                                                       --------
Stock options exercised                 386           383                                                   769
Tax benefit from exercise of
  stock options                                       109                                                   109
Cash dividends declared, $0.39
  per share                                                      (2,936)                                 (2,936)
Balance, September 30, 2003        $ 37,918      $  7,865      $ 20,901     $  2,021     $   (625)     $ 68,080

                                                                             Accumulated
                                                                                 other                     Total
                                       Common                     Retained  comprehensive   Treasury   stockholders'
                                        stock       Surplus       earnings  income (loss)     stock        equity
                                      --------      --------      --------  -------------   --------   -------------
Balance, January 1, 2004              $ 38,141      $  8,163      $ 21,864     $  2,085     $   (625)     $ 69,628
Net income                                                           7,563                                   7,563
Net change in unrealized gain
  (loss) on securities available
  for sale, net of $72 deferred
  taxes                                                                            (144)                      (144)
                                                                                                          --------
Comprehensive income                                                                                         7,419
                                                                                                          --------
Stock options exercised                    336           375                                                   711
Tax benefit from exercise of
  stock options                                          107                                                   107
Cash dividends declared, $0.42
  per share                                                         (3,207)                                 (3,207)
Balance, September 30, 2004           $ 38,477      $  8,645      $ 26,220     $  1,941     $   (625)     $ 74,658

                         BAYLAKE CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASHFLOWS (UNAUDITED)
                             (dollars in thousands)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                             2004           2003
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                               $   7,563      $   5,934
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation                                                                1,033          1,336
  Provision for loan losses                                                   1,569          3,137
  Amortization of other intangibles                                             234            393
  Amortization of premiums and discounts on securities, net                     398            505
  Net gain on sale of loans held for sale                                      (732)        (1,697)
  Federal Home Loan Bank stock dividend                                        (337)          (409)
  Increase in cash surrender value of life insurance                           (583)          (540)
  Proceeds from sale of loans held for sale                                  48,757        130,396
  Originations of loans held for sale                                       (48,190)      (128,699)
  (Gain) loss from disposal of other real estate owned                         (178)           (59)
  (Gain) loss from disposal of fixed assets                                    (482)             0
  (Gain) loss from disposal of subsidiary                                         0           (350)
  Equity in income of service center                                           (259)          (231)
  Mortgage servicing rights booked                                             (313)          (467)
  Deferred compensation                                                         201            313
  Change in income taxes and other assets                                      (923)         1,939
  Change in accrued expenses and other liabilities                            1,922            345
                                                                          ---------      ---------


       Net cash provided by operating activities                              9,680         11,846

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal payments received on securities available for sale               15,019         59,429
  Purchase of securities available for sale                                 (30,832)       (81,749)
  Proceeds from sale of other real estate owned                               2,242          1,623
  Proceeds from sale of subsidiary assets                                         0          1,884
  Proceeds from sale of bank assets                                             767              0
  Cash paid in completion of acquisition                                       (754)             0
  Loans made to customers in excess of principal collected                  (41,907)       (12,076)
   Investment in bank owned life insurance                                        0         (4,000)
  Capital expenditures                                                       (2,691)        (1,310)
                                                                          ---------      ---------
         Net cash used in investing activities                              (58,156)       (36,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                  19,588         13,231
  Net increase (decrease) in short term borrowing                             5,008
                                                                                            (1,773)
  Proceeds from other borrowings and long-term debt                          25,101             93
  Payments on other borrowings and long term debt
                                                                                (53)           (53)
  Proceeds from exercised stock options                                         711            769
  Dividends paid                                                             (4,268)        (3,907)
                                                                          ---------      ---------
          Net cash provided by financing activities                          46,087          8,360
                                                                          ---------      ---------

Net decrease in cash and cash equivalents                                    (2,389)
                                                                                           (15,993)

Cash and cash equivalents, beginning                                         24,226         33,300
                                                                          ---------      ---------

Cash and cash equivalents, ending                                         $  21,837      $  17,307
                                                                          =========      =========

                         BAYLAKE CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1. The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.'s 2003 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by United States of America generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting only of normal recurring accruals, which are necessary for a fair statement of the financial position as of September 30, 2004 and December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of results to be expected for the entire year.

2. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by weighted average number of common shares and common stock equivalents. The following table shows the computation of the basic and diluted earnings per share for the three and nine months ended September 30 (dollars in thousands, except per share amounts):

                                   Three months ended September 30,      Nine months ended September 30,
                                   --------------------------------      -------------------------------
                                          2004           2003                 2004            2003
                                       ----------     ----------           ----------      ----------
(NUMERATOR):
Net income                             $    3,074     $    2,241           $    7,563      $    5,934
(DENOMINATOR):
Weighted average number of common
  shares outstanding-basic              7,654,549      7,546,443            7,642,506       7,520,021
Dilutive effect of stock options          155,416        170,153              155,416         170,153
                                       ----------     ----------           ----------      ----------
Weighted average of common shares
  outstanding and assumed
  conversion-diluted                    7,809,965      7,716,596            7,797,922       7,690,174
BASIC EPS                              $     0.40     $     0.30           $     0.99      $     0.79

DILUTED EPS                            $     0.39     $     0.29           $     0.97      $     0.77

3. Baylake Corp. declared a cash dividend of $0.14 per share payable on September 15, 2004 to shareholders of record as of September 1, 2004.

4. The Company has a non-qualified stock option plan, which is described more fully in the Company's December 31, 2003 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                      Three months ended September 30,      Nine months ended September 30,
                                      --------------------------------      -------------------------------
                                                    (In thousands, except per share amounts)
                                      ---------------------------------------------------------------------
                                              2004           2003                 2004           2003
                                           ---------      ---------            ---------      ---------
Net income, as reported                    $   3,074      $   2,241            $   7,563      $   5,934
Less: Total stock-based employee
  compensation cost determined under
  the fair value based method,  net of
  income taxes                                   (47)           (80)                (140)          (238)
                                           ---------      ---------            ---------      ---------
Pro forma net income                           3,027          2,161                7,423          5,696
Earnings per share:
    Basic - as reported                    $    0.40      $    0.30            $    0.99      $    0.79
    Basic - pro forma                      $    0.40      $    0.29            $    0.97      $    0.76
    Diluted - as reported                  $    0.39      $    0.29            $    0.97      $    0.77
    Diluted - pro forma                    $    0.39      $    0.28            $    0.95      $    0.74

5. Certain amounts reported in the December 31, 2003 consolidated financial statements and the September 30, 2003 Form 10-Q have been reclassified to conform to the September 30, 2004 presentation.

PART 1 - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and nine months ended September 30, 2004 and 2003 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

In 1998, the Company acquired Evergreen Bank, N.A. ("Evergreen"), which was later merged into Baylake Bank. In the acquisition, as a result of Evergreen's capital regulatory condition, the Company was required to contribute capital to Evergreen, but no payment to the seller of Evergreen ("Marshall & Ilsley Bank") was made by the Company in 1998. Payment to the seller was contingent on the recovery of a portion of non-performing loans of Evergreen and certain other assets related to Evergreen. As of result of recoveries made, in September 2004, Company and Marshall & Ilsley Bank ("M&I") were able to formalize the final details of, and purchase price in, this transaction and the Company paid $753,700 to M&I to finalize this transaction. This cost was recorded as goodwill on the Company's books.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and the estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Income tax accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management's current assessment, the impact of which could be significant to the consolidated results of the Company's operations and reported earnings. The Company believes that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. The reserve does not include any specific reserves relative to any position recently taken by state taxing authorities.

Income tax expense may be affected by developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of the Bank located in the state of Nevada holds and manages various investment securities. Due to that fact that these subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions, the Department representatives have recently stated that the Department intends to revoke those rulings and tax some or all these subsidiaries' income, even though there has been no intervening change in the law. The Department also implemented a program in 2003 for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada; to date, the Company and its subsidiaries have not been audited on these matters.

The Department sent letters in late July 2004 to financial institutions in Wisconsin, whether or not they are undergoing an audit, reporting on settlements involving 17 banks and their out-of-state investment subsidiaries. The letter provided a summary of currently available settlement parameters. For periods before 2004, they include: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes for a limited period of time; and interest (but not penalties) on any past-due taxes. For 2004 and going forward, there are similar provisions plus limits on the amount of subsidiaries' assets as to which their income will be excluded from Wisconsin tax. Settlement on the terms outlined would result in the Department's rescission of related prior letter rulings, and would purport to be binding going forward except for future legislation or change by mutual agreement. By implication, the Department appears to accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes.

The Company continues to believe that it has reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and the Department's prior longstanding interpretations thereof, including interpretations issued specifically to it. However, in view of the Department's subsequent change in position (even if that change does not have a basis in law), the aggressive stance now being taken by the Department, the settlements by some other banks, and the potential effect that decisions by other similarly situated institutions may have on the Company's alternatives going forward, the Company has determined that it would be prudent to obtain and consider a settlement proposal from the Department; however, the Company has not yet received a specific proposal nor has any assessment been made against the Company or its subsidiaries. The Company will need to review any settlement proposal in more specific detail to quantify in any definitive way the Department's view of its exposure and to evaluate alternatives.

RESULTS OF OPERATIONS

The following table sets forth the Company's net income and related information for the three-months and nine-month periods ended September 30, 2004 and 2003, as well as comparisons between the respective periods.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ in Thousands, except per share data)

                             Three months ended    Three months ended    Nine months ended     Nine months ended
                             September 30, 2004    September 30, 2003   September 30, 2004    September 30, 2003
                             ------------------    ------------------   ------------------    ------------------
Net income                          $3,074                $2,241               $7,563                $5,934
EPS-basic                           $ 0.40                $ 0.30               $ 0.99                $ 0.79
EPS-diluted                         $ 0.39                $ 0.29               $ 0.97                $ 0.77
Cash dividends declared             $ 0.14                $ 0.13               $ 0.42                $ 0.39
Return on average assets              1.21%                 0.97%                1.01%                 0.88%
Return on average equity             17.04%                13.09%               14.14%                11.83%
Efficiency ratio (1)                 58.83%                58.19%               60.78%                60.22%

(1) Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net

The increase in net income for the three-month and nine-month periods is primarily due to increased net interest income and a reduction in the provision for loan losses. The increase in net income for the nine-month periods included a gain on sale of bank land totaling $482,000, which was recognized in the second quarter of 2004. This was offset partially by a decrease in other income and an increase in other expenses and income tax expense.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income plus other non-interest income), accounting for 78.4% of total operating income for the three months ended September 30, 2004, as compared to 72.2% for the same period in 2003. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended September 30, 2004 increased $1.1 million, or 14.2%, to $9.0 million from $7.9 million over the comparable period a year ago. During the nine months ended September 30, 2004, net interest income increased $3.5 million, or 15.7%, to $25.8 million from $22.3 million for the comparable period in 2003.

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

The net interest margin for the third quarter of 2004 was 3.85%, up 13 basis points ("bps") from 3.72% for the comparable period in 2003. This comparable period increase was attributable to a 16 bps increase in interest rate spread (the net result of a 36 bps reduction in the cost of interest-bearing liabilities offset partially by a 20 bps reduction in the yield on earning assets). During the nine months ended September 30, 2004, the net interest margin was 3.70% compared to 3.52% for the comparable period in 2003. The increase resulted from the same factors as the increase in the third quarter.

Although average interest rates were lower in 2004 than in 2003, interest rates steadily rose during the quarter, with two rate increases totaling 50 bps between the comparable third quarter periods. The Company had positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, the rate increases impacted net interest income positively. The Company expects that in a gradually increasing interest rate environment, we would continue to anticipate that our income statement would benefit from asset sensitivity over the long term.

For the three months ended September 30, 2004, average-earning assets increased $87.9 million, or 10.3%, when compared to the same period last year. The Company recorded an increase in average loans of $51.8 million, or 7.5%, for the third quarter of 2004 compared to the same period a year ago. For the nine months ended September 30, 2004, average-earning assets increased $84.7 million, or 10.1%, when compared to the same period last year. The Company recorded an increase in average loans of $42.1 million, or 6.1%, for the nine months ended September 30, 2004 compared to the same period a year earlier. Loans have typically resulted in higher rates of interest income to the Company than have investment securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased for the quarter ended September 30, 2004 when compared to the same period a year ago. The interest rate spread increased 16 bps to 3.60% at September 30, 2004 from 3.44% in the same quarter in 2003. While the average yield on earning assets decreased 20 bps during the period, the average rate paid on interest-bearing liabilities decreased 36 bps over the same period. For the nine months ended September 30, 2004, the interest rate spread increased 24 bps to 3.48% from 3.24% for the same period a year earlier. The average yield on earning assets decreased 39 bps during the nine-month period, while the average rate paid on interest-bearing liabilities decreased 63 bps. The reduction in the rates paid on interest-bearing liabilities occurred as a result of a lower cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank. We would not expect that trend to continue in light of the recent Federal Reserve Board interest rate increases.

                                     TABLE 2
             NET INTEREST INCOME ANALYSIS ON A TAX -EQUIVALENT BASIS
                                ($ In Thousands)

                                                     Three months ended September 30,

                                                 2004                                   2003
                              ---------------------------------------    -----------------------------------
                                Average       Interest      Average      Average     Interest     Average
                                Balance      income/exp    yield/rate    Balance    income/exp   yield/rate
                              ----------     ----------    ----------    -------    ----------   ----------
ASSETS
Earning assets:
Loans, net                    $  744,714     $   10,804      5.80%      $  692,887     $10,361        5.99%
Taxable securities               161,101          1,664      4.13%         120,914       1,258        4.17%
Tax exempt securities             30,802            550      7.14%          33,980         631        7.43%
Federal funds sold and
  interest bearing due
  from banks                       1,608              4      1.00%           2,551           2        0.31%
                              ----------     ----------     -----       ----------     -------       -----
Total earning assets             938,225         13,022      5.56%         850,332      12,252        5.76%
                              ==========     ==========     =====       ==========     =======       =====

Non-interest earning
  assets                          75,392                                    65,369
                              ----------                                ----------
Total assets                  $1,013,617                                $  915,701
                              ==========                                ==========
LIABILITIES AND
  STOCKHOLDERS'EQUITY
Interest-bearing
liabilities:
Total interest-bearing
  deposits                       686,698          2,890      1.68%         657,198       3,411        2.08%
Short-term borrowings             14,658             64      1.75%           8,497          27        1.27%
Customer repurchase
  agreements                       1,196              3      1.00%           1,067           3        1.12%
Other borrowings                 100,194            610      2.44%          61,335         487        3.18%
Long term debt                         0              0      0.00%              53           1        7.55%
Trust preferred
  securities                      16,598            424     10.22%          16,100         412       10.24%
                              ----------     ----------     -----       ----------     -------       -----
Total interest-bearing
  liabilities                 $  819,344     $    3,991      1.96%      $  744,250     $ 4,341        2.32%
                              ----------     ----------     -----       ----------     -------       -----
Demand deposits                  114,181                                    96,676
Accrued expenses and
  other liabilities                7,932                                     6,846
Stockholders' equity              72,160                                    67,929
                              ==========                                ==========

Total liabilities and
  stockholders' equity        $1,013,617                                $  915,701
                              ----------                                ---------
Interest rate spread                         $    9,031      3.60%                     $ 7,911        3.44%
Net interest margin                                          3.85%                                    3.72%
                                                            =====                                    =====

                                     TABLE 3
             NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
                                ($ In Thousands)

                                                   Nine months ended September 30,

                                            2004                                     2003
                          ---------------------------------------   ---------------------------------------
                            Average       Interest       Average    Average      Interest         Average
                            Balance      income/exp    yield/rate   Balance     income/exp       yield/rate
                          ----------     ----------    ----------   --------    -----------      ----------
ASSETS
Earning assets:
Loans, net                $  736,943     $   31,077       5.62%     $694,795     $   31,342         6.01%
Taxable securities           156,729          4,878       4.15%      110,003          3,326         4.03%
Tax exempt securities         32,123          1,711       7.10%       36,186          1,974         7.27%
Federal funds sold and
  interest bearing due
  from banks                   1,821             11       0.81%        1,947             17         1.16%
                          ----------     ----------      -----      --------     ----------        -----
Total earning assets         927,616         37,677       5.41%      842,931         36,659         5.80%
                          ==========     ==========      =====      ========     ==========        =====
Non-interest earning
  assets                      73,050                                  64,830
                          ----------                                --------
Total assets              $1,000,666                                $907,761
                          ==========                                ========

LIABILITIES AND
  STOCKHOLDER'S EQUITY
Interest-bearing
  liabilities:
Total interest-bearing
  deposits                   681,217          8,718       1.71%      660,013         11,484         2.32%
Short-term borrowings         26,405            281       1.42%        6,728             70         1.39%
Customer repurchase
  agreements                   1,107              8       0.96%        1,211             10         1.10%
Other borrowings              93,646          1,633       2.33%       63,765          1,596         3.34%
Long term debt                     0              0       0.00%           53              2         5.03%
Trust preferred
  securities                  16,598          1,271      10.21%       16,100          1,234        10.22%
                          ----------     ----------      -----      --------     ----------        -----
Total interest-bearing
  liabilities             $  818,973     $   11,911       1.93%     $747,870     $   14,396         2.56%
                          ----------     ----------      -----      --------     ----------        -----
Demand deposits              102,901                                  85,039
Accrued expenses and
  other liabilities            7,478                                   7,812

Stockholders' equity          71,314                                  67,040
                          ==========                                ========

Total liabilities and
  stockholders' equity    $1,000,666                                $907,761
                          ----------                                --------
Interest rate spread                     $   25,766       3.48%                  $   22,263         3.24%

Net interest margin                                       3.70%                                     3.52%
                                                         =====                                     =====

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.7% and 92.9%, respectively, for the first nine months of 2004 and 2003, respectively.

Provision for Loan Losses

The provision for loan losses ("PFLL") is the periodic cost of providing an allowance for probable incurred losses. Prior to the third quarter of 2004, the Company determined the allowance by risk rating loans that were classified as substandard or doubtful thru a grading process that was predicated on various risk rating matrices and the assignment of potential loss based on those ratings. In addition, the remaining loans in the portfolio were assigned risk weightings based on their various classifications. During the course of their examinations, those grading processes had been accepted by various regulatory authorities. In the third quarter of 2004, the Company made appropriate changes, as recommended by the regulatory authorities, to further enhance their methodologies to individually review substandard and doubtful loans for impairment and bring other factors into the process to evaluate the balance of the portfolio. As previously discussed, the allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. These current factors, include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's evaluation of loan quality, general economic factors and collateral values.

As a result of this process, the PFLL for the first nine months of 2004 at $1.6 million compares to a PFLL of $3.1 million for the first nine months in 2003. For the three months ended September 30, 2004, the Company's PFLL was $70,000 as compared to $1.2 million. Net loan charge-offs in the first nine months of 2004 were $771,000 compared with net charge-offs of $1.9 million for the same period in 2003. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.14% for the first nine months of 2004 compared to 0.37% for the same period in 2003. For the nine months ended September 30, 2004, non-accrual loans increased $2.9 million, in part as the result of a transfer of a $1.8 million credit from restructured loans as a result of non-payment. This credit (commented upon in previous filings) was the remaining amount of a previously restructured loan that had been in default due to cash flow problems. In October of 2004, the Company charged off $1.8 million of this loan. Although this charge-off will affect various balance sheet items and will be considered (along with other developments relating to the loan portfolio) in determining the allowance and provision for loan losses going forward, the charge-off itself will not result in further expense because the Company previously fully reserved for the loan. Restructured loans decreased significantly, primarily as a result of a $2.7 million credit that has improved in asset quality and transferred to a performing loan status in addition to the above $1.8 million credit that was transferred from restructured to non-accrual during the third quarter.

                                     TABLE 4
                            ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                              For the three         For the three         For the nine          For the nine
                              months ended          months ended          months ended          months ended
                           September 30, 2004    September 30, 2003    September 30, 2004    September 30, 2003
                           ------------------    ------------------    ------------------    ------------------
Allowance for Loan
  Losses ("ALL)
Balance at beginning
  of period                     $13,080                 $12,885            $12,159                 $11,410
Provision for loan
  losses                             70                   1,212              1,569                   3,137
Charge-offs                         560                   1,914              1,689                   2,770
Recoveries                          367                     451                918                     857

Balance at end of
  period                        $12,957                 $12,634            $12,957                 $12,634
Net charge-offs
  ("NCOs:)                      $   193                 $ 1,463            $   771                 $ 1,913


As described more fully in Table 6, non-accrual loans increased during the period, however, the total amount of non-performing loans and non-performing assets actually decreased. Furthermore, despite the increase in non-accrual loans during the quarter ended September 30, 2004, the required allocation of the allowance for such loans increased only minimally resulting in a provision of $70,000 for the third quarter of 2004.

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

Non-Interest Income

Total non-interest income decreased $639,000, or 20.9% to $2.4 million for the third quarter of 2004 when compared to the third quarter of 2003. For the nine months ended September 30, 2004, total non-interest income was $7.1 million, a decrease of $1.4 million, or 16.2%, compared to $8.4 million for the comparable period in 2003. The non-interest income to average assets ratio was 0.95% for the three months ended September 30, 2004 compared to 1.32% for the same period in 2003. For the nine months ended September 30, 2004, the non-interest income to average assets ratio was 0.94% compared to 1.24% for the same period in 2003. The decrease in non-interest income for the three and nine month periods is mainly due to decreases in loan servicing fee income and gains from sales of loans. In addition, a gain of $482,000 recognized on the sale of bank land improved the results of the nine-month period.

In the third quarter and the first nine months of 2004, gains from sales of loans were affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates. In comparison, those periods in 2003 saw high levels of loan refinancing as a result of the historically low interest rate environment. Loan servicing fees decreased $245,000 and gains from sales of loans decreased $403,000 between the comparable quarters of 2004 and 2003. For the nine months ended September 30, 2004, loan servicing fees decreased $687,000 and gains from sales of loans decreased $964,000 compared to the first nine months of 2003. The decrease was driven primarily by secondary mortgage and commercial loan production (loan production to be sold to the secondary market) and resulting sales. As interest rates have increased over the quarter, the Company has seen a decrease in the number of loan applications. Secondary loan production declined 62.7% between the comparable first nine-month periods ($48.0 million in the first nine months of 2004 versus $128.7 million in the first nine months of 2003).

For the nine-month period, non-interest income included a gain recognized on the sale of bank land located at one of the Bank's branch locations in the Green Bay market area totaling $482,000. The sale of property occurred as a result of a purchase of 19.2 acres by the Department of Transportation to facilitate its highway expansion efforts in the Green Bay market. We do not expect the sale to substantially affect the operations at that location.

Financial service income increased $214,000, or 59.3%, as a result of additional business generated and aided by favorable market conditions. Income from bank owned life insurance ("BOLI") amounted to $582,000 for the first nine months of 2004 compared to $540,000 a year earlier.

Revenues generated from the operation of Arborview LLC ("Arborview") (a subsidiary formed in 2002 to manage a community based residential facility and sold in the first quarter of 2003) as a result of the sale were $0 and $125,000 for the first six months of 2004 and 2003, respectively. The subsidiary was sold in February 2003 with a gain on sale amounting to $350,000.

Non-Interest Expense

Non-interest expense increased $194,000 or 3.0%, to $6.6 million for the three months ended September 30, 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, total non-interest expense increased $967,000, or 5.2%, to $19.5 million compared to the same period in 2003. The non-interest expense to average assets ratio was 2.58% for the three months ended September 30, 2004 compared to 2.79% for the same period in 2003. For the nine months ended September 30, 2004, non-interest expense ratio to average assets was 2.60% compared to 2.72% for the same period in 2003.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expenses to average assets ratio was 1.63% for the three months ended September 30, 2004 compared to 1.44% for the same period in 2003. For the nine months ended September 30, 2004, the net overhead expenses to average assets ratio was 1.65% compared to 1.48% for the similar period in 2003. The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income. The efficiency ratio for the three months ended September 30, 2004 was 58.83% compared to 58.19% for the same period in 2003. For the nine months ended September 30, 2004, the efficiency ratio was 59.26% compared to 60.22% for the same period in 2003.

Salaries and employee benefits showed an increase of $139,000, or 3.7%, to $3.9 million for the third quarter of 2004 compared to the same period in 2003. For the nine months ended September 30, 2004, salary and employee benefits expenses increased $602,000, or 5.4%, to $11.7 million from $11.1 million for the comparable period in 2003. The number of full-time equivalent employees was 308 as of September 30, 2004 compared to 300 as of September 30, 2003. For the nine months ended September 30, 2004, salary-related expenses increased $234,000, or 3.0%, due principally to merit increases between the years. Accrued bonus expense and benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for the balance of 2004 and for 2005. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue in future years.

Expenses related to the operation of other real estate owned increased $128,000 to $336,000 for the 2004 nine-month period compared to the same period in 2003. Included in these expenses were net gains taken on the sale of other real estate owned amounting to $178,000 for the first nine months of 2004 compared to net gains taken on sale of $59,000 for the same period in 2003. In addition, costs related to the holding of other real estate owned properties increased $339,000 to $634,000 for the first nine months of 2004.

Costs of $305,000 related to non-employee benefit insurance expense primarily accounted for the increase in other operating expense for the three and nine-month period ended September 30, 2004.

Income Taxes

Income tax expense for the Company for the nine months ended September 30, 2004 was $3.4 million, an increase of $1.2 million, or 55.8%, compared to the same period in 2003. The higher tax expense in 2004 reflected the Company's increase in before tax earnings.

The Company's effective tax rate (income tax expense divided by income before taxes) was 31.2% for the nine months ended September 30, 2004 compared with 27.0% for the same period in 2003. The effective tax rate of 31.2% consisted of a federal effective tax rate of 26.2% and Wisconsin State effective tax rate of 5.0%.

BALANCE SHEET ANALYSIS

Loans

At September 30, 2004, total loans increased $38.8 million, or 5.4%, to $753.8 million from $715.0 million at December 31, 2003. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $412.9 million at September 30, 2004 compared to $387.8 million at December 31, 2003. Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth existing in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

                                     TABLE 5
                             LOAN PORTFOLIO ANALYSIS
                                ($ in Thousands)

                                                      September   December     Percent
                                                      30, 2004    31, 2003      change
                                                      ---------   --------     -------
Amount of loans by type (dollars in thousands)
Real estate-mortgage
  Commercial                                          $412,905    $387,820       6.5%
  1-4 family residential
      First liens                                       78,106      72,494       7.7%
      Junior liens                                      20,245      21,443      (5.6%)
      Home equity                                       34,182      31,763       7.6%
Commercial, financial and agricultural                  95,314      91,009       4.7%
Real estate-construction                                82,814      77,350       7.1%
Installment
  Credit cards and related plans                         1,972       2,145      (8.0%)
  Other                                                 11,646      12,315      (5.4%)
  Obligations of states and political subdivisions      17,171      19,032      (9.8%)
Less: deferred origination fees, net of costs              510         349      46.1%
                                                      --------    --------      ----
      Total                                           $753,845    $715,022       5.4%

Risk Management and the Allowance for Loan Losses

The loan portfolio is the Company's primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance or reserve for probable incurred losses through periodic charges to earnings. These charges are shown in the Company's consolidated income statement as provision for loan losses. See "Provision for Loan Losses" above. Credit risk is managed and monitored through the use of lending standards, a thorough review of potential borrowers, and an on-going review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. All specifically identifiable and quantifiable losses are immediately charged off against the allowance. Charged-off loans are subject to periodic review, and specific efforts are taken to achieve maximum recovery of principal and interest.

As the following table indicates, the ALL at September 30, 2004 was $13.0 million compared with $12.2 million at the end of 2003. This was based on management's analysis of the loan portfolio risk at September 30, 2004. As such a provision expense of $70,000 was recorded for the quarter and a provision expense of $1.6 million was recorded for the nine months ended September 30, 2004. The year to date provision has decreased by $1.6 million compared to the same period in 2003.

                                     TABLE 6
                              NONPERFORMING ASSETS
                                ($ in thousands)

                                               At or for the  period    At or for the  period    At or for the  period
                                                   ended September         ended September          ended December
                                                      30, 2004                30, 2003                  31, 2003
                                               ---------------------    ---------------------    ----------------------
Nonperforming Assets:
Nonaccrual loans                                     $   13,239               $   11,783               $   11,078
Accruing loans past due 90 days or more                       0                        0                        0
Restructured loans                                          744                    7,674                    5,144
                                                     ----------               ----------               ----------
Total nonperforming loans ("NPLs")                   $   13,983               $   19,457               $   16,222
Other real estate owned                                   2,520                    1,359                    2,271
                                                     ----------               ----------               ----------
Total nonperforming assets ("NPAs")                  $   16,503               $   20,816               $   18,493
Ratios:
ALL to NCO's (annualized)                                 12.58                     4.94                     2.48
NCO's to average loans (annualized)                        0.14%                    0.37%                    0.72%
ALL to total loans                                         1.72%                    1.85%                    1.70%
NPL's to total loans                                       1.85%                    2.85%                    2.33%
NPA's to total assets                                      1.60%                    2.27%                    1.90%
ALL to NPL's                                              92.66%                   64.93%                   74.95%

On a monthly basis, management of the Company meets to review the adequacy of the ALL. Loan officers grade their individual commercial credits. The Company's loan review personnel along with management review the officers' grades. During this process, if a loan is downgraded, the loan is included in the allowance analysis at the lower grade.

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable incurred losses in the loan portfolio at September 30, 2004. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collection.

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

As indicated in Table 6, non-performing loans at September 30, 2004 were $14.0 million compared to $16.2 million at December 31, 2003. Impacting the decrease in non-performing loans was a shift, as a result of foreclosure, of approximately $2.3 million in loans to other real estate owned during 2004. Non-accrual loans represented $13.2 million of the total non-performing loans. Real estate non-accrual loans accounted for $10.4 million of the total, of which $1.2 million was residential real estate and $9.2 million was commercial real estate, while commercial and industrial non-accrual loans total $2.7 million. Of the restructured loans at September 30, 2004, approximately $1.6 million consisted of one commercial credit and conditional loan as to which the Bank has granted various concessions as a result of the borrowers' past cash flow problems. See "Results of Operations-Provision for Loan Losses" above for discussion of a $1.8 million loan which was transferred from restructured loans to non-performing loans in the third quarter, and subsequently written off in October 2004. Restructured loans were $744,000 at September 30, 2004 compared with $5.1 million at year-end 2003. As a result the ratio of non-performing loans to total loans at September 30, 2004 was 1.85% compared to 2.27% at end of year 2003. The Company's ALL was 92.7% of total non-performing loans at September 30, 2004 compared to 75.0% at end of year 2003.

Non-performing assets (non-performing loans plus other real estate owned assets) at September 30, 2004 were $16.5 million compared to $18.5 million at December 31, 2003. Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of seven residential and eleven commercial properties totaling $2.5 million. Other real estate owned at December 31, 2003 totaled $2.3 million and consisted of nineteen properties.

Potential problem loans are currently performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. At September 30, 2004, potential problem loans amounted to $1.2 million compared to a total of $5.7 million at December 31, 2003. The potential problem loans stem from one commercial credit going through a restructure of management.

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, an increase in its earning potential.

At September 30, 2004, the investment portfolio (which includes investment securities available for sale) increased $15.2 million, or 8.6%, to $192.0 million from $176.8 million at December 31, 2003. At September 30, 2004, the investment portfolio represented 18.6% of total assets compared with 18.1% at December 31, 2003. Obligations of states and political subdivisions under "Securities held to Maturity" have been re-classified under "Loans".

Securities available for sale consist of the following:

                                     TABLE 7
                          INVESTMENT SECURITY ANALYSIS
                              At September 30, 2004
                                ($ in Thousands)

                                       Gross Unrealized   Gross Unrealized   Estimated Market
                                             Gains              Losses            Value
                                       ----------------   ----------------   ----------------
Securities available for sale
Obligations of U.S. Treasury &
  other U.S. agencies                         1,439                  21           53,763
Mortgage-backed securities                      246                 650           99,168
Obligations of states &
  political subdivisions                      1,872                   0           32,056
Other securities                                 77                   0            7,028
                                           --------            --------         --------
Total securities available for sale        $  3,634            $    671         $192,015

                              At December 31, 2003
                                ($ in Thousands)

                                       Gross Unrealized   Gross Unrealized   Estimated  Market
                                             Gains             Losses              Value
                                       ----------------   ----------------   ----------------
Securities available for sale
Obligations of U.S. Treasury &
  other U.S. Agencies                      $  1,760            $      6         $ 39,696
Mortgage-backed securities                      204               1,026           99,148
Obligations of states &
  political subdivisions                      2,167                   0           35,015
Other securities                                 79                   0            2,956
                                           --------            --------         --------
Total securities available for sale        $  4,210            $  1,032         $176,815

Goodwill

Goodwill increased $754,000 in the quarter and nine months ended September 30, 2004 as a result of the payment made in September 2004 in respect of the 1998 purchase of Evergreen. Goodwill is subject to periodic tests for impairment; see "Critical Accounting Policies."

Deposits

Total deposits at September 30, 2004 increased $19.6 million, or 2.5%, to $802.9 million from $783.3 million at December 31, 2003. Non-interest bearing deposits at September 30, 2004 increased $8.7 million, or 8.1%, to $115.3 million from $106.6 million at December 31, 2003. Interest-bearing deposits at September 30, 2004 increased $10.9 million, or 1.6%, to $687.6 million from $676.7 million at December 31, 2003. Brokered CD's totaled $133.8 million at September 30, 2004 compared to $97.8 million at December 31, 2003. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2004 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2004 and in 2005 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Under that scenario, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.

Borrowings

Federal funds purchased and securities under agreements to repurchase at September 30, 2004 increased $5.0 million to $28.4 million from $23.4 million at December 31, 2003. Federal funds purchased increased from $23.3 million at December 31, 2003 to $26.8 million at September 30, 2004 accounting for the majority of the increase. These have increased as a result of growth in the loan portfolio coupled with a decrease in core deposits during the quarter ended September 30, 2004.

Federal Home Loan Bank Advances totaled $100.2 million at September 30, 2004 compared to $75.1 million at December 31, 2003.

Typically, these borrowings increase in order to fund growth in the loan portfolio. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

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

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

                                     TABLE 8
                           LENDING RELATED COMMITMENTS
                                ($ in Thousands)

                                          September 30, 2004   December 31, 2003
                                          ------------------   -----------------
Commitments to fund home equity
  line loans                                   $ 51,581            $ 31,277
Commitments to fund commercial real
  estate loans                                    3,581               5,081
Commitments unused on various other
lines of credit loans                           141,069             140,179
                                               --------            --------
Total commitments to extend credit             $196,231            $176,537
Financial standby letters of credit            $ 23,140            $ 22,229

The following table summarizes the Company's significant contractual obligations and commitments at September 30, 2004:

  (IN THOUSANDS)        WITHIN 1 YEAR     1-3 YEARS       3-5 YEARS     AFTER 5 YEARS        TOTAL
-------------------     -------------     ---------       ---------     -------------      --------
Federal Home Loan
  Bank advances            $ 75,000        $      0        $    193        $ 25,000        $100,193
Junior subordinated
  debt                            0               0               0          16,598          16,598
Operating leases                126             259             192               0             577
                           --------        --------        --------        --------        --------
Total                      $ 75,126        $    259        $    385        $ 41,598        $117,368

LIQUIDITY

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $3.4 million for the first nine months of 2004 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $4.3 million in the first nine months of 2004.

The Bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of its assets; the ability to use its loan and investment portfolios as collateral for secured borrowings and strong capital positions. The Bank used its existing capital resources to fund the $753,700 paid to finalize the Evergreen transaction in September 2004.

Maturing investments have been a primary source of liquidity at the Bank. For the nine months ended September 30, 2004, principal payments totaling $15.0 million were received on investments. $30.8 million in investments were purchased in the first nine months of 2004. This resulted in net cash of $15.8 million used in investing activities for the first nine months of 2004. At September 30, 2004 the investment portfolio contained $152.9 million of U.S. Treasury and federal agency backed securities representing 84.0% of the total investment portfolio. These securities tend to be highly marketable.

Deposit growth is typically another source of liquidity for the Bank. As a financing activity reflected in the September 30, 2004 Consolidated Statements of Cash Flows, deposits increased and resulted in $19.6 million of cash inflow during the first nine months of 2004. The Company's overall deposit base increased 2.5% for the nine months ended September 30, 2004. Deposit growth is generally the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $232.5 million, or 30.9%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short borrowings at September 30, 2004, federal funds purchased and securities sold under agreements to repurchase totaled $28.4 million compared to $23.4 million at the end of 2003. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or term, are another source of funds. They total $100.2 million at September 30, 2004 and $75.1 million at December 31, 2003.

The Bank's liquidity resources were sufficient in the first nine months of 2004 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first nine months of 2004, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, Bank may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Capital Resources

Stockholders' equity at September 30, 2004 increased $5.0 million or 7.2% to $74.7 million, compared with $69.6 million at end of year 2003. The increase in stockholders' equity in 2004 was primarily composed of the retention of earnings and the exercise of stock options with offsetting decreases to stockholders' equity from the payment of dividends and the change in unrealized losses on available for sale securities. Stockholders' equity to assets at September 30, 2004 was 7.24% compared to 7.14% at the end of 2003.

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

The Company had $16.6 million of junior subordinated debentures outstanding to the Trust and the Trust had $16.1 million of trust preferred securities outstanding at September 30, 2004 and December 31, 2003, respectively. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of September 30, 2004, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 23% of Company's Common Stock participate in the plan.

Cash dividends paid in the first nine months of 2004 were $0.42 per share compared with $0.39 in 2003. The Company provided a 7.7% increase in normal dividends per share in 2004 over 2003 as a result of earnings for 2004. Total funds utilized in the payment of dividends was $4.3 million in the first nine months of 2004, as compared to $3.9 million in the corresponding period of 2003.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first nine months of 2004.

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

At September 30, 2004 and December 31, 2003, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of September 30, 2004 and December 31, 2003:

                                     TABLE 9
                                 CAPITAL RATIOS
                                ($ in Thousands)

                                                                                             To Be Well
                                                                                          Capitalized under
                                          Actual             For Capital Adequacy         Prompt Corrective
                                    ($ in Thousands)               Purposes               Action Provisions
                                -----------------------     ----------------------     ----------------------
                                Amount            Ratio     Amount           Ratio     Amount           Ratio
                                ------            -----     ------           -----     ------           -----
As of September 30, 2004
  Total Capital (to
  Risk Weighted Assets)
    Company                     94,050           10.83%     69,505           8.00%     86,882           10.00%
    Bank                        89,633           10.33%     69,425           8.00%     86,781           10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                     83,164            9.57%     34,753           4.00%     52,129            6.00%
    Bank                        78,759            9.08%     34,712           4.00%     52,068            6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                     83,164            8.26%     40,256           4.00%        N/A             N/A
    Bank                        78,759            7.83%     40,256           4.00%     50,320            5.00%
As of December 31, 2003
  Total Capital (to
  Risk Weighted Assets)
    Company                     88,493           10.78%     65,650           8.00%     82,090           10.00%
    Bank                        84,771           10.33%     65,647           8.00%     82,059           10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                     78,212            9.52%     32,845           4.00%     49,293            6.00%
    Bank                        74,493            9.08%     32,823           4.00%     49,235            6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                     78,212            8.38%     37,331           4.00%        N/A             N/A
    Bank                        74,493            7.98%     37,331           4.00%     46,664            5.00%

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

As of September 30, 2004, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2003, as described in the Company's 2003 Form 10-K Annual Report.

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 2004.

                                    TABLE 10
                              INTEREST SENSITIVITY

                            Change in Net Interest Income over One Year Horizon
----------------------------------------------------------------------------------------------------
                                      At September 30, 2004             At December 31, 2003
Change  in  levels  of          --------------------------------   ---------------------------------
    interest rates              Dollar change  Percentage change   Dollar change   Percentage change
----------------------          -------------  -----------------   -------------   -----------------
+200 bp                            3,299              8.9%              1,773             4.9%
+100 bp                            1,660              4.5%              1,049             2.9%
Base                                   0                0%                  0               0%
-100 bp                          (2,071)            (5.6%)            (1,266)            (3.5%)

As shown above, at September 30, 2004, the effect of an immediate 200 basis point increase in interest rates would increase the Company`s net interest income by $3.3 million or 8.9%. The effect of an immediate 100 basis point reduction in rates would decrease the Company's net interest income by $2.1 million or 5.6%.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2004. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's disclosure controls and procedures to the Company required to be included in this quarterly report on Form 10-Q.

INTERNAL CONTROL OVER FINANCIAL REPORTING: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls subsequent to the date of such evaluation with the exception of enhancements made during the quarter to the calculation of the allowance for loan loss reserve. Such enhancement is explained in the section entitled "Provision for Loan Losses."

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Baylake and its subsidiaries may be involved from time to time in various routine legal proceedings incidental to its business. Neither Baylake nor any of its subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on the results of operations or financial position of Baylake.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a). The following exhibits are furnished herewith:

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
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

(b). Report on Form 8-K:

Baylake Corp. filed a Report on Form 8-K dated November 3, 2004 reporting Baylake Corp. released its earnings for the three and nine months ended September 30, 2004. That report is not incorporated by reference into other filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        BAYLAKE CORP.

Date: November 8, 2004                      /s/     Thomas L. Herlache
                                            ------------------------------------
                                                    Thomas L. Herlache
                                                    President (CEO)


Date: November 8, 2004                      /s/     Steven D. Jennerjohn
                                            ------------------------------------
                                                    Steven D. Jennerjohn
                                                    Treasurer (CFO)