Form 10-K
period 2004-12-31
BAYLAKE CORP
filed 2005-03-30
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-8679

BAYLAKE CORP.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-1268055

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

217 North Fourth Avenue, Sturgeon Bay, WI	54235

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	920/743-5551

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock $5 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act).
Yes ☑ No ☐

As of March 1, 2005, 7,697,777 shares of Common Stock were outstanding. As of June 30, 2004, (the last business day of the Registrant’s most recently completed second fiscal quarter) the aggregate market value of the shares of the Common Stock (based upon the $15.50 reported bid price on that date) held by non-affiliates (excludes a total of 964,854 shares reported as beneficially owned by directors and executive officers – does not constitute an admission as to affiliate status) was approximately $103,670,557.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Document are Incorporated
Definitive Proxy Statement for 2005 Annual Meeting of	Part III
Shareholders to be filed within 120 days of the fiscal year
ended December 31, 2004

2004 FORM 10-K

Special Note Regarding Forward-Looking Statements

The statements contained in this report, including the discussion and analysis of financial condition and results of operations, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe-harbor provisions for forward-looking statements contained in that Act. For example, all statements regarding our expected financial position, business and strategies are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to Baylake or its management, are also intended to identify forward-looking statements. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon Baylake or the Bank. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made as part of the conduct of our business, these expectations may prove to be incorrect. Actual results may differ materially from those included in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the failure of a significant number of borrowers to repay their loans (the level of non-performing loans), general changes in economic conditions (including those related to tourism) and changes in interest rates, including the effects of the current increasing interest rate environment on loan demand, collateral value and lending margins, as well as restrictions imposed on us by regulations or regulators of the banking industry. Many of these factors are not within the control of Baylake or management. Baylake undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

ITEM 1. BUSINESS

General

Baylake Corp., a Wisconsin corporation organized in 1976, (“Baylake” or the “Company”), is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended. Baylake’s primary activities consist of holding indirectly the stock of Baylake Bank (“Bank”), and providing a wide range of banking and related business activities, through the Bank and its other subsidiaries. Baylake has elected to become a “financial holding company” under the Gramm-Leach Bliley Act of 1999 (“GLB Act”).

Baylake Bank

The Bank is a Wisconsin state bank originally chartered in 1876. The Bank conducts its community banking business through 27 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca, and Waushara Counties. The Bank has eight financial centers in Door County, which is known for its tourism related services. The Bank has seven financial centers in Brown County, which includes the city of Green Bay and has a broader range of service, manufacturing and retail job segments in its market. The balance of the Bank’s financial centers are located in the remaining locations, which include a combination of small cities and smaller communities. Other principal industries in Bank’s market area include light industry and manufacturing, agriculture, food related products, and to a lesser degree, lumber and furniture.

The Bank is an independent community bank offering a full range of financial services primarily to small businesses and individuals located in its market area. To complement the Bank’s traditional banking products, such as demand deposit accounts, various savings account plans, certificates of deposit and real estate, consumer, commercial/industrial and agricultural loans, the Bank offers its customers a variety of services. These services include transfer agency, personal and corporate trust, insurance agency, brokerage, financial planning, cash management and electronic banking services.

Subsidiaries

In addition to its banking operations, the Bank owns three non-bank subsidiaries: Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages an investment and loan portfolio; Baylake City Center LLC (which owns real property in Green Bay and currently renovating a building, a substantial portion which will be used for a branch office); and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. The Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. (“UFS”), a data processing services company, located in Grafton, Wisconsin, that provides data processing services to approximately 26 banks (including the Bank) and ATM processing services to 50 banks. In September 2004, in a tax-free internal reorganization, the Bank merged its wholly-owned subsidiaries, Bank of Sturgeon Bay Building Corporation (which owned Bank’s main office building in Sturgeon Bay, Wisconsin and nearby conference center and underlying real property) and Cornerstone Financial, Inc. (which managed the conference center facilities) into the Bank.

At December 31, 2004, the Company had total assets of $1.0 billion. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.

Corporate Governance Matters

Baylake maintains a website at www.baylake.com. The Company makes available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after Baylake electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (“SEC”). The Company’s SEC reports can be accessed through the Baylake Corp link of our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Lending

The Company offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. It makes real estate, commercial/industrial, agricultural and consumer loans, in accordance with the basic lending policies established by its board of directors. The Company focuses lending activities on individuals and small businesses in its market area. Lending has been primarily within the State of Wisconsin. The Company does not conduct any substantial business with foreign obligors. The markets served by the Company include a wide variety of industries, including a limited concentration in tourism related industries, directly and indirectly. Loans to customers in the restaurant and lodging business totaled $131.4 million at the end of 2004, or 17.6% of our loans at that date. Although competitive and economic pressures exist in this segment, business remains strong in the markets served by the Company. However, any general weakness in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing or tourism industries or otherwise) could have a material adverse effect on the business and operations of Baylake. In particular, a decline in the Door County tourism business would not only affect our customers in the restaurant and lodging business, and therefore loans to them as described above, but could also affect loans and other business relationships with persons employed in that industry and real estate values (including collateral values) in the area.

The Company’s total outstanding loans as of December 31, 2004 amounted to approximately $757.3 million, consisting of 56.1% commercial real estate loans, 17.7% residential real estate loans, 10.6% construction and land development real estate loans, 11.1% commercial and industrial loans, 1.8% installment and 2.7% municipal loans.

Investments

The Company maintains a portfolio of investments, primarily consisting of U.S. Treasury securities, U.S. Government Agency securities, mortgage-backed securities, and obligations of states and their political subdivisions. The Company attempts to balance its portfolio to manage interest rate risks, maximize tax advantages and meet its liquidity needs while endeavoring to maximize investment income.

Deposits

The Company offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the Company are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2004, the Company’s total deposits amounted to $844.5 million, including interest bearing deposits of $724.0 million and non-interest bearing deposits of $120.5 million.

Other Customer Services and Products

Other services and products offered by the Company include transfer agency, safe deposit box services, personal and corporate trust services, conference center facilities, insurance agency and brokerage services, cash management, private banking, financial planning and electronic banking services, including eBanc, an Internet banking product for its customers.

Seasonality

The tourism industry, particularly in the Door County market, substantially affects our business with our customers, particularly those customers in the restaurant and lodging business. The tourist business of Door County is seasonal, with the season beginning in early spring and continuing until late fall. The seasonal nature of the tourist business tends to result in increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season, nonetheless, the financial needs of those involved in the delivery of tourist related services is a year around concern.

The Company’s expansion into other market areas has reduced the concentration level of tourism-related business, but these types of businesses still remain an important element of the core business served by the Company.

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

Regulation and Supervision

The banking industry is highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, dividend limitations, limitations on products and services offered, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to Baylake and the Bank establishes a comprehensive framework for our respective operations and is intended primarily for the protection of the FDIC’s deposit funds, the depositors of the Bank and the public, rather than shareholders of the Bank or Baylake. Any change in government regulation may have a material adverse effect on the business of Baylake and the Bank.

Baylake Corp. As a financial holding company, Baylake is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956 (“BHCA”). Under the BHCA, Baylake is subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”) and is required to file reports of its operations and such additional information as the FRB may require. Baylake is also subject to supervision and examination by the Wisconsin Department of Financial Institutions under Wisconsin law. Under FRB policy, Baylake is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Baylake might not do so, absent such policy.

Any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the FRB has determined to be financial in nature, and the extent to which state laws will apply to managing or controlling activities of banks as to be incidental to these operations.

The FRB uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses.

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the Company’s net income for the past year is sufficient to cover both the cash dividend and a rate of retention consistent with the Company’s needs. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow to pay dividends. In addition, compliance with capital adequacy guidelines at both the Bank and the Company could affect the Company’s ability to pay dividends, if the Company’s capital levels were to decrease.

The Sarbanes-Oxley Act of 2002 (“SOA”), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. The Securities and Exchange Commission has enacted rules to implement various provisions of SOA which affect the Company as a publicly-held entity. The federal banking regulators also have adopted generally similar requirements concerning the certification of financial statements. Among these requirements is the identification of a company-wide code of conduct of the Bank. The SOA also imposes additional corporate governance requirements on publicly-held companies, particularly relating to the functioning of its audit committee. Beginning the fiscal year ended December 31, 2004, the Company has become subject to the requirement of annual attestation and review of its internal control on financial reporting. The Company is taking advantage of the delay granted by the SEC which permits the deferral for 45 days of filing the related reports. See Item 9A.

Baylake Bank. As a FRB member Wisconsin-chartered bank, the Bank is subject to supervision and regulation by the Wisconsin Department of Financial Institutions (the “WDFI”), the Board of Governors of the Federal Reserve System and the FDIC. Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

The Bank is subject to federal and state statutory and regulatory restrictions on any extension of credit to Baylake or its subsidiaries, on investments in the stock or other securities of Baylake or its subsidiaries, on the payment of dividends to Baylake, and on the acceptance of the stock or other securities of Baylake or its subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extension of credit by the Bank to its directors and officers, to directors and officers of us and our subsidiaries, to principal shareholders of us, and to “related interests” of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of us or one of our subsidiaries or a principal shareholder of us may obtain credit from banks with which we maintain a correspondent relationship.

The FDIC and the FRB have published guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal bank regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines state that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank, its directors and officers.

Under the Community Reinvestment Act, or CRA, and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated and comprised of the eight counties within the geographic area of Central and Northeast, Wisconsin. The Bank’s board of directors is required to review the appropriateness of this delineation at least annually.

Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future. This regulation substantially affects the business and financial results of all financial institutions and holding companies, including Baylake and its subsidiaries. As an example, Baylake is subject to the capital and leverage guidelines of the FRB, which requires that Baylake’s capital to asset ratio meet certain minimum standards. For a discussion of the Federal Reserve Board’s guidelines and the Company’s applicable ratios, see the section entitled “Capital Resources” under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Under the Graham Leach Bliley (“GLB”) Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act.

Under Title III of the USA PATRIOT Act (“PATRIOT”), also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and Bank, are required to take certain measures to identify customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions are also required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of GLB Act and other laws. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to Bank, or the BHC Act, which applies to Company. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

The deposits of Baylake Bank are currently insured to the maximum provided by law through the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give its adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on the level of risk they present to the FDIC. Banks with higher levels of capital and lower degrees of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

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

In addition to the matters discussed above, the Bank is subject to numerous other federal and state laws and regulations which affect its business and operations. Among other things, these laws and regulations govern transactions with affiliates, prohibitions against tying arrangements, consumer lending, customer privacy, fair lending standards and other safety and soundness standards. Financial institution regulatory agencies are given substantial powers to take corrective actions, which may include restrictions on methods of doing business and the prohibition of certain actions.

Employees

At December 31, 2004, Baylake and its subsidiaries had 308 full-time equivalent employees. Baylake considers the relationship with its employees to be good.

ITEM 2. PROPERTIES

Baylake does not directly own any real property of any kind. However, the Bank owns twenty-five branches. The Bank leases its remaining two offices from third parties.

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

At December 31, 2004, the properties and equipment of the Company had an aggregate net book value of approximately $21.6 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Historically, trading in shares of the Company’s Common Stock has been limited. Since mid-1993, Baylake Common Stock has been listed on the OTC Bulletin Board (Trading symbol: bylk.ob), an electronic interdealer quotation system providing real-time quotations on eligible securities. Trading in Baylake Common Stock has been conducted principally by certain brokerage and investment firms with offices in Door County, Wisconsin that have provided price quotations, and have assisted individual holders of Baylake Common Stock who wish to purchase or sell shares. In addition, prices for Baylake Common Stock are reported regularly in The Milwaukee Journal Sentinel based on information provided by a local brokerage firm.

The following table summarizes high and low bid prices and cash dividends paid for the Baylake Common Stock for the periods indicated. Bid prices are as reported from the OTC Bulletin Board. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

	Calendar period	High	Low	Cash dividends per
2003	1st Quarter	$14.00	$13.30	$0.13
	2nd Quarter	$15.00	$13.10	$0.13
	3rd Quarter	$15.00	$13.50	$0.13
	4th Quarter	$14.89	$13.80	$0.14

2004	1st Quarter	$15.00	$13.90	$0.14
	2nd Quarter	$16.00	$14.10	$0.14
	3rd Quarter	$16.00	$14.20	$0.14
	4th Quarter	$18.55	$14.30	$0.15

Baylake had approximately 1,793 shareholders of record at December 31, 2004. The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends on Baylake Common Stock have historically been paid in cash on a quarterly basis in March, June, September and January, and Baylake expects to continue this practice for the immediate future. The holders of Baylake Common Stock are entitled to receive such dividends when and as declared by Baylake’s Board of Directors. In determining the payment of cash dividends, the Board of Directors of Baylake considers the earnings, capital and debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, financial conditions of Baylake and the Bank, and other relevant factors.

The ability of Baylake to pay dividends is dependent upon receipt by Baylake of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state chartered banks, generally limit the payment of dividends on bank stock to the Bank’s undivided profits after all payments of all necessary expenses, provided that the Bank’s surplus equals or exceeds its capital, as discussed further in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operation-Capital Resources”. In addition, under the terms of Baylake’s 10.00% Junior Subordinated Debentures due 2031, Baylake would be precluded from paying dividends on the Common Stock if it was in default under the Debentures, if it exercised its right to defer payments of interest on the Debentures, or if certain related defaults occurred.

Baylake maintains a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of Baylake Common Stock in lieu of receiving cash dividends. Such shares may be newly issued securities or acquired in the market and will be purchased on behalf of participating shareholders at their then fair market value. No shares were repurchased by Baylake in the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

BAYLAKE CORP.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Results of operations:
Interest and dividend income	$50,362	$47,474	$51,564	$59,023	$56,036
Interest expense	16,357	18,416	22,188	32,053	32,099

Net interest income	34,005	29,058	29,376	26,970	23,937
Provision for loan losses	1,599	5,650	5,700	2,880	545

Net interest income after provision for loan losses	32,406	23,408	23,676	24,090	23,392

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Other income:
Gain on sale of loans	1,372	2,449	1,733	1,273	455
Fees from loan servicing	1,079	1,470	1,279	1,265	723
Fees from fiduciary activities	703	677	637	664	517
Fees for other services to customers	3,226	2,857	2,853	1,836	1,489
Securities gains, net	—	—	509	—	—
Other	3,158	3,188	4,002	1,473	1,603

Total other income	9,538	10,641	11,013	6,511	4,787
Non-interest expense:
Salaries and employee benefits	15,283	14,183	13,743	11,923	10,353
Occupancy and equipment expense, net	3,529	3,525	3,585	3,235	3,047
Data processing	1,125	1,087	1,040	986	932
Other operating expenses	5,955	4,859	4,820	4,583	4,381
Operation of other real estate	599	378	203	248	(22)

Total non-interest expense	26,491	24,032	23,391	20,975	18,691

Income before income tax	15,453	10,017	11,298	9,626	9,488

Income tax provision	4,680	2,060	2,575	2,091	2,778

Net income	$10,773	$7,957	$8,723	$7,535	$6,710

Per Share Data: (1)

Net income per share (basic)	$1.41	$1.06	$1.17	$1.01	$0.90
Net income per share (diluted)	1.40	1.04	1.15	0.99	0.87
Cash dividends per common share	0.57	0.53	0.49	0.45	0.41
Book value per share	9.91	9.16	8.74	7.91	7.14

Selected Financial Condition Data (at end of period):
Total assets	$1,047,748	$974,740	$904,656	$845,713	$772,268
Securities	197,392	176,815	133,139	144,895	135,089
Gross loans	757,228	715,022	682,512	627,492	573,529
Total deposits	844,541	783,292	740,324	669,812	554,005
Short-term borrowings (2)	1,284	23,359	10,056	2,837	79,538
Other borrowings (3)	100,192	75,092	65,000	90,000	77,700
Subordinated debentures	16,100	16,100	16,100	16,100	0
Total shareholders’ equity	76,205	69,628	65,400	59,130	53,127
Performance Ratios:
Return on average assets	1.07%	0.87%	1.00%	0.93%	0.95%
Return on average total shareholders’ equity	14.88%	11.86%	13.82%	13.37%	13.76%
Dividend payout ratio	40.49%	50.22%	41.99%	44.62%	44.36%
Net interest margin (4)	3.76%	3.56%	3.80%	3.79%	3.88%
Net interest spread (4)	3.52%	3.27%	3.47%	3.34%	3.37%
Non-interest income to average assets	0.95%	1.17%	1.26%	0.78%	0.66%
Non-interest expense to average assets	2.63%	2.63%	2.68%	2.57%	2.63%

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Net overhead ratio (5)	1.68%	1.46%	1.42%	1.79%	1.97%
Average loan-to-average deposit ratio	93.63%	93.01%	94.71%	98.87%	100.12%
Average interest-earning assets to average interest-bearing liabilities	113.59%	113.19%	111.71%	110.33%	110.78%
Asset Quality Ratios: (6)
Non-performing loans to total loans	1.64%	2.27%	3.24%	2.34%	2.26%
Allowance for loan losses to:
Total loans	1.38%	1.70%	1.67%	1.27%	1.22%
Non-performing loans	83.97%	74.95%	51.66%	54.47%	53.94%
Net charge-offs to average loans	0.45%	0.70%	0.35%	0.31%	0.22%
Non-performing assets to total assets	1.43%	1.90%	2.76%	1.93%	1.80%
Capital Ratios: (7)
Shareholders’ equity to assets	7.27%	7.14%	7.23%	6.99%	6.88%
Tier 1 risk-based capital	9.75%	9.53%	9.74%	10.10%	7.77%
Total risk-based capital	10.95%	10.78%	10.99%	11.29%	8.92%
Leverage ratio	8.27%	8.38%	8.24%	8.22%	6.38%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

(2)	Consists of federal funds purchased and repurchase agreements.

(3)	Consists of Federal Home Loan Bank term notes and Company borrowings from unaffiliated correspondent bank.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.

(6)	Non-performing loans consist of non-accrual loans, guaranteed loans 90 days or more past due but still accruing interest and restructured loans. Non-performing assets include non-performing loans and foreclosed assets.

(7)	The capital ratios are presented on a consolidated basis. For information on Baylake and the Bank’s regulatory capital requirements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources” and Item 1. “Business-Regulation and Supervision”.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following sets forth management’s discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. (“Baylake” or the “Company”), which may not be otherwise apparent from the consolidated financial statements included in this report at Item 8. This discussion and analysis should be read in conjunction with those financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis.

Critical Accounting Policies

In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others.

Allowance for Loan Losses: The allowance for loan losses (“ALL”) represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance represent an estimation pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The Company’s historical loss experience is updated quarterly. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differs from management estimates, additional provision for credit losses could be required that could adversely affect the Company’s earnings or financial position in future periods.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and the estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

Goodwill: The Company has goodwill assets on the books as a result of two prior acquisitions. Goodwill is tested annually for impairment. Those tests inherently involve management’s judgment as to factors such as an estimation of the fair value of a reporting unit; screening for potential impairment and measuring the amount of the impairment. There was no impairment of goodwill in 2004, 2003, or 2002. In the event of goodwill impairment, that amount would be charged to earnings in the period in which the impairment is determined.

Income tax accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of the Company’s operations and reported earnings. The Company believes that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Note 15-“Income Tax Expense” for further information. For a discussion of certain Wisconsin income tax developments that could affect the Company, see the discussion in the “Income Statement Analysis-2004 compared to 2003-Income Taxes.”

Income tax expense may be affected by developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of the Bank located in the state of Nevada holds and manages various investment securities. Due to that fact that these subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue (“Department”) issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions, the Department representatives have recently stated that the Department intends to revoke those rulings and tax some or all these subsidiaries’ income, even though there has been no intervening change in the law. The Department also implemented a program in 2003 for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada; to date, the Company and its subsidiaries have not been audited on these matters.

The Department sent letters in late July 2004 to financial institutions in Wisconsin, whether or not they are undergoing an audit, reporting on settlements involving 17 banks and their out-of-state investment subsidiaries. The letter provided a summary of currently available settlement parameters. For periods before 2004, they include: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes for a limited period of time; and interest (but not penalties) on any past-due taxes. For 2004 and going forward, there are similar provisions plus limits on the amount of subsidiaries’ assets as to which their income will be excluded from Wisconsin tax. Settlement on the terms outlined would result in the Department’s rescission of related prior letter rulings, and would purport to be binding going forward except for future legislation or change by mutual agreement. By implication, the Department appears to accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes.

The Company continues to believe that it has reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and the Department’s prior longstanding interpretations thereof, including interpretations issued specifically to it. However, in view of the Department’s subsequent change in position (even if that change does not have a basis in law), the aggressive stance now being taken by the Department, the settlements by some other banks, and the potential effect that decisions by other similarly situated institutions may have on the Company’s alternatives going forward, the Company has determined that it would be prudent to obtain and consider a settlement proposal from the Department; however, the Company has not yet received a specific proposal nor has any assessment been made against the Company or its subsidiaries. The Company will need to review any proposal in more specific detail to quantify in any definitive way the Department’s view of its exposure and to evaluate alternatives. Although there will likely be challenges to the Department’s actions and interpretations, the Bank’s net income would be reduced if the Department succeeds in its actions and interpretations. The Bank could also incur costs in the future to address any action taken against it by the Department.

Overview

Baylake is a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to its business, individual or retail, and municipal customers, as well as a full range of trust, investment and cash management services. The Company is the bank holding company of Baylake Bank (“Bank”), chartered as a state bank in Wisconsin and a member bank of the Federal Reserve and Federal Home Loan Bank.

From an industry and national perspective, the Company’s profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and to a lesser extent, non-interest income such as trust revenues, loan servicing fees and service charge income derived from deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including the Company. During the latter half of 2004, the Federal Reserve Board (“FRB”) steadily increased interest rates intended to stabilize the current economy and keep inflation under control, since the general health of the United States economy has recovered. The increasing rate environment improved our interest spread, and was a factor in the increase in net interest income for 2004. Lending activities are also influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company’s market area.

In the last several years, the Company has initiated strategic changes to its bank operations intended to enhance the Bank’s utilization of resources, and the effectiveness of customer services within its primary market area. Bank has developed an internal customer relationship management system (“CRM”) to manage and to more effectively market to its internal customer base.

Since the latter part of 2001, the Company has dedicated resources to its goal of improving asset quality. Improvements have been achieved relative to collections or recoveries from the disposition of collateral, especially related to the Company’s level of non-performing commercial loans. Credit risk has improved in the commercial loan portfolio as a result of improved underwriting and more extensive collection efforts through the addition of legal and collection staff.

Performance Summary

The following is a brief summary of some of the factors which have affected our earnings in 2004. See the balance of this section for a more thorough discussion.

The Company reported net income of $10.8 million for the year ended December 31, 2004, an increase of $2.8 million or 35.4% compared to $8.0 million earned in 2003. Basic and diluted earnings per share were $1.41 and $1.40, respectively, for 2004 compared to $1.06 and $1.04 for 2003. Return on average assets for the year ended December 31, 2004 was 1.07% and 0.87% for 2003. The return on average equity was 14.88% for 2004 and 11.86% for 2003. Cash dividends declared in 2004 increased 7.5% to $0.57 per share compared with $0.53 in 2003. Key factors behind these improved results were:

▪	Net interest income and net interest margin were impacted in 2004 by an increasing interest rate environment in the latter half of 2004, thereby increasing interest spread, as we were able to increase rates on assets more quickly than on deposits.

▪	Tax-equivalent net interest income was $35.1 million for 2004, an increase of $4.8 million or 15.8% higher than 2003. Tax-equivalent interest income increased $2.7 million, while interest expense decreased $2.1 million. The increase in tax-equivalent net interest income was attributable to favorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities adding $2.7 million to tax-equivalent net interest income). In addition, favorable rate variances added $2.1 million to tax-equivalent net interest income primarily due to the re-pricing opportunities presented as a result of the interest rate environment. Average earning assets increased $83.4 million to $934.6 million, while interest-bearing liabilities increased $70.8 million to $822.8 million.

▪	The net interest margin for 2004 was 3.76%, compared to 3.56% in 2003. The 20 basis points (“bps”) improvement in net interest margin is the result of a 25 bps increase in interest rate spread (the net of a 21 bps decrease in the yield on earning assets, offset substantially by a 46 bps lower cost of interest-bearing liabilities), and a 5 bps lower contribution from net free funds.

▪	Total loans were $757.2 million at December 31, 2004, an increase of $42.2 million or 5.9%, from December 31, 2003. Commercial real estate loans increased $36.9 million (9.5%) and represented 56% of total loans at December 31, 2004, compared to 54% at year-end 2003. Total deposits were $844.5 million at December 31, 2004, an increase of $61.2 million or 7.8% from year-end 2003.

▪	Asset quality improved during 2004. Net loan charge-offs were $3.3 million, a decrease of $1.6 million over 2003 results. Net loan charge-offs for commercial loans represented $2.0 million of the total in 2004. Net loan charge-offs were 0.45% of average loans in 2004 compared to 0.70% in 2003. The provision for loan losses decreased to $1.6 million compared to $5.7 million in 2003. The ratio of allowance for loan losses to total loans was 1.38% and 1.70% at December 31, 2004 and 2003, respectively. Non-performing loans were $12.5 million at December 31, 2004, representing 1.64% of total loans, compared to $16.2 million or 2.27% at year-end 2003.

▪	Non-interest income was $9.5 million for 2004, a decrease of $1.1 million or 10.4% from 2003 results. A decrease in gains from sales of loans of $1.1 million, decreased fees from loan servicing of $391,000 and a prior year gain on sale of Arborview, LLC of $538,000 offset by current year gains on sale of bank land amounting to $482,000 were primarily attributable for the decrease in non-interest income.

▪	Non-interest expense was $26.5 million, an increase of $2.5 million over 2003 results, due to increases in personnel expense, professional services expense, charitable contribution expense and non-employee benefit insurance costs.

▪	Income tax expense increased to $4.7 million, an increase of $2.6 million from 2003. The increase was primarily attributable to higher net income before tax. The effective tax rate was 30.3% in 2004 compared to 20.6% in 2003 primarily related to a decrease in non-taxable income as a percentage of net income before income tax expense.

In November 2003, the Company purchased a small branch office in Kewaunee, Wisconsin, and acquired $9.5 million in deposits and $1.0 million in loans as a result of the transaction. As a result of the relatively small size of this transaction as compared to the Company, the acquisition did not have a material impact on the Company’s results of operations or the composition of its balance sheet.

INCOME STATEMENT ANALYSIS

2004 compared to 2003

Net Interest Income

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $34.0 million, compared to $29.1 million in 2003. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.1 million for 2004 and $1.3 million for 2003 resulted in a tax-equivalent net interest income of $35.1 million and $30.3 million, respectively.

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

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a tax equivalent basis. The narrative discusses net interest income, interest rate spread and net interest margin on a tax equivalent basis.

Table 1 below provides average balances of earning assets and interest-bearing liabilities, interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest spread, and net interest margin on a tax-equivalent basis for the three years ended December 31.

Net interest income in the consolidated statements of income (including tax equivalent adjustment) was $35.1 million in 2004, compared to $30.3 million in 2003. The increase in 2004 net interest income of $4.8 million was a function of a higher level of earning assets, in addition to favorable interest rate changes. The net interest margin for 2004 was 3.76% compared to 3.56% in 2003. The 20 bps increase in net interest margin is attributable to a 25 bps in interest rate spread (with a 21 bps decrease in the yield on earning assets, substantially offset by a 46 bps lower cost of interest-bearing liabilities), and a 5 bps lower contribution from net free funds. Interest rates were generally stable and historically low during the first half of 2004 but increased 100 bps over the last six months of 2004 as FRB attempted to keep inflation in control. Comparatively, the Federal funds rate at December 31, 2004, was at 2.16% compared to 1.00% at year-end 2003, while the average Federal funds rate for 2004 was 22 bps higher than for 2003.

As shown in the rate/volume analysis in Table 2, volume changes added $2.7 million to tax equivalent net interest income in 2004, while rate changes resulted in a $2.1 million increase, for a net increase of $4.8 million. Relative to changes in balance sheet mix, the growth and composition change of earning assets added $2.7 million to tax equivalent net interest income in 2004. The growth and composition change of interest-bearing liabilities added an additional $2.1 million, resulting in a $4.8 million increase in tax equivalent net interest income. Rate changes on earning assets reduced interest income by $1.4 million and was more than offset by changes in rates on interest-bearing liabilities that lowered interest expense by $3.5 million, for a favorable impact of $2.1 million.

For 2004, the yield on earning assets fell 21 bps to 5.51%, in large part attributable to a decrease of 18 bps in the loan yield. The average loan yield was 5.75% in 2004. Competitive pricing on new and refinanced loans put downward pressure on loan yields in 2004. The yield on securities and short-term investments combined was down 25 bps to 4.57%.

For 2004, the cost of interest-bearing liabilities decreased 46 bps compared to 2003, to 1.99%, aided by a historically low interest rate environment during the first half of 2004. The combined average cost of interest-bearing deposits was 1.74%, down 47 bps from 2003, benefiting from a larger mix of lower-cost transaction accounts, as well as re-pricing opportunities that existed early in 2004 on higher rate time deposits that resulted in the origination of deposits with lower rates. The cost of wholesale funding (comprised of short-term borrowings) decreased by 92 bps to 3.21% for 2004, favorably impacted by the maturity of higher-rate wholesale funds during the year.

Average earning assets were $934.6 million in 2004, an increase of $83.4 million, or 9.8%, from 2003. Average loans outstanding grew to $740.6 million in 2004 from $695.7 million in 2003, an increase of 6.5%. The increase in loan volume was a significant contributing factor to net interest income. The mix of average loans to average total assets decreased to 73.4% in 2004 from 75.9% in 2003. For 2004, tax equivalent interest income on loans increased $2.6 million from growth, but decreased $1.2 million from the impact of the interest rate and competitive environment. Balances of securities and short-term investments increased $38.4 million on average. Tax equivalent interest income on securities and short-term investments increased $1.5 million from volume changes, but decreased $400,000 from the impact of the rate environment, for a net $1.4 million increase to tax equivalent interest income.

Average interest-bearing liabilities increased $70.8 million, or 9.4%, from 2003, while net free funds (primarily demand deposits and stockholders’equity) increased $12.6 million, both supporting the growth in earning assets. Average non-interest bearing demand deposits increased by $16.5 million, or 18.6%. Average interest-bearing deposits grew $26.6 million, or 4.0%, to $685.9 million. This growth resulted from increases in interest-bearing demand deposits, savings accounts, and time deposits greater than $100,000 offset by a decline in time deposits less than $100,000. Interest expense on interest-bearing deposits decreased $3.0 million from the impact of the rate environment and increased $387,000 from volume and mix changes resulting in a decrease of $2.6 million in interest expense. Average wholesale-funding sources increased by $44.2 million during 2004. For 2004, interest expense on wholesale funding sources increased by $1.0 million due to volume changes and decreased by $505,000 from lower rates, for a net increase of $558,000 versus 2003. We would not expect the impact of lower rates to continue in light of the recent FRB interest rate increases.

Table 1: Average Balances and Interest Rates (interest and rates on a tax-equivalent basis)

Year ended December 31,

		2004			2003			2002
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
ASSETS:
Earning Assets
Loans (1)(2)(3)	$740,605	42,583	5.75%	$695,669	41,224	5.93%	$655,464	44,339	6.76%
U.S. Treasuries	195	9	4.62	825	51	6.18	1,235	77	6.23
Agencies	148,874	5,922	3.98	102,323	4,115	4.02	97,684	5,239	5.36
State and Municipal obligations (1)	31,974	2,252	7.04	35,981	2,601	7.23	37,605	2,650	7.05
Other Securities	10,649	664	6.24	10,063	668	6.64	7,671	510	6.65
Federal funds sold	170	4	2.35	1,669	20	1.20	1,132	19	1.68
Other money market Instruments	2,148	24	1.12	4,718	38	0.81	10,043	149	1.48

Total earning assets	$934,615	$51,458	5.51%	$851,248	$48,717	5.72%	$810,834	$52,983	6.53%

Non-interest earning Assets	73,919			64,892			62,240
Total assets	1,008,534			$916,140			$873,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing Liabilities
NOW accounts	$89,648	$782	0.87%	$74,998	$674	0.90%	$53,170	$526	0.99%
Savings accounts	199,942	1,875	0.94	196,598	1,763	0.90	201,344	3,038	1.51
Time deposits> $100M	207,750	4,983	2.40	179,557	5,626	3.13	169,395	6,495	3.83
Time deposits<$100M	188,571	4,328	2.30	208,160	6,523	3.13	192,160	7,276	3.79
Total interest-bearing Deposits	685,911	11,968	1.74	659,313	14,586	2.21	616,069	17,335	2.81
Federal funds Purchased	24,402	388	1.59	10,141	137	1.35	18,708	375	2.00
Repurchase Agreements	1,127	13	1.15	1,202	12	1.00	2,332	38	1.63
FHLB advances	95,291	2,293	2.41	65,250	2,034	3.12	72,534	2,790	3.85
Subordinated Debentures	16,100	1,695	10.53	16,100	1,645	10.22	16,100	1,645	10.22
Long term debt	—	—	—	53	2	3.77	106	5	4.72
Total interest-bearing Liabilities	$822,831	$16,357	1.99%	$752,059	$18,416	2.45%	$725,849	$22,188	3.06%
Demand deposits	105,134			88,642			76,030
Accrued expenses and other liabilities	8,182			8,322			8,069
Stockholders’ equity	72,387			67,117			63,126
Total liabilities and Stockholders’ equity	1,008,534			$916,140			$873,074
Net interest income and rate spread		$35,101	3.52%		$30,301	3.27%		$30,795	3.47%
Net interest margin			3.76%			3.56%			3.80%

(1)	The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes loan fees, net of amortization.

Table 2: Rate/Volume Analysis (1)

	2004 compared to 2003			2003 compared to 2002
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest income:
Loans (2)	$2,609	$(1,250)	$1,359	$2,580	$(5,695)	$(3,115)
U.S. treasuries	(32)	(10)	(42)	(25)	(1)	(26)
Agencies	1,852	(45)	1,807	239	(1,363)	(1,124)
State and municipal obligations (2)	(284)	(65)	(349)	(116)	67	(49)
Other securities	38	(42)	(4)	159	(1)	158
Federal funds sold	(26)	10	(16)	7	(6)	1
Other money market instruments	(25)	11	(14)	(60)	(51)	(111)
Total earning assets	$4,132	$(1,391)	$2,741	$2,784	$(7,050)	$(4,266)
Interest expense:
NOW accounts	$128	$(20)	$108	$200	$(52)	$148
Savings accounts	30	82	112	(70)	(1,205)	(1,275)
Time deposits	229	(3,067)	(2,838)	944	(2,566)	(1,622)
Federal funds purchased	223	28	251	(139)	(99)	(238)
Repurchase agreements	(1)	2	1	(14)	(12)	(26)
FHLB advances	794	(535)	259	(262)	(494)	(756)
Subordinated debentures	—	50	50	—	—	—
Long term debt	(2)	—	(2)	(2)	(1)	(3)
Total interest-bearing liabilities	$1,401	$(3,460)	$(2,059)	$657	$(4,429)	$(3,772)
Net interest income	$2,731	$2,069	$4,800	$2,127	$(2,621)	$(494)

(1)	The change in interest due to both rate and volume has been allocated proportional to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 34% for all periods presented.

TABLE 3: Interest Rate Spread and Interest Margin (on a tax equivalent basis)

	2004 average			2003 average			2002 average
		% of			% of			% of
		Earning			Earning			Earning
	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate
	($ in Thousands)
Earning assets	934,615	100.0%	5.51%	851,248	100.0%	5.72%	810,834	100.0%	6.53%
Financed by:
Interest - bearing funds	822,831	88.0%	1.99%	752,059	88.3%	2.45%	725,849	89.5%	3.06%
Non - interest bearing - funds	111,784	12.0%		99,189	11.7%		84,985	10.5%
Total fund sources	934,615	100.0%	1.75%	851,248	100.0%	2.16%	810,834	100.0%	2.77%
Interest rate spread			3.52%			3.27%			3.47%
Contribution from net free funds			0.24%			0.29%			0.33%
Net interest margin			3.76%			3.56%			3.80%
Average prime rate *			4.34%			4.12%			4.67%
Average federal funds rate *			1.35%			1.13%			1.67%
Average spread			299 bps			299 bps			300 bps

*	Source: Federal Reserve

     Table 4: Selected Average Balances

			Percent	2004 as % of	2003 as % of
	2004	2003	Change	Total Assets	Total Assets
	(dollars in thousands)
ASSETS
Loans, net of non - accrual loans	$740,605	$695,669	6.5%	73.4%	75.9%
Investment securities
Taxable	159,718	113,211	41.1%	15.8	12.4
Tax exempt	31,974	35,981	( 11.1%)	3.2	3.9
Short - term investments	2,318	6,387	( 63.7%)	0.2	0.7
Total earning assets	934,615	851,248	9.8%	92.6	92.9
Other assets	73,919	64,892	13.9%	7.4	7.1
Total assets	$1,008,534	$916,140	10.1%	100.0%	100.0%
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest - bearing deposits	$685,911	$659,313	4.0%	68.0%	72.0%
Short - term borrowings	25,529	11,343	125.1%	2.5	1.2
Federal Home Loan Bank Advances	95,291	65,250	46.0%	9.4	7.1
Subordinated debentures	16,100	16,100	0.0%	1.6	1.8
Long - term debt	—	53	(100.0%)	0.0	0.0
Total interest - bearing Liabilities	822,831	752,059	9.4%	81.6	82.1
Demand deposits	105,134	88,642	18.6%	10.4	9.7
Accrued expenses	8,182	8,322	(1.7%)	0.8	0.9
Stockholders’ equity	72,387	67,117	7.9%	7.2	7.3
Total liabilities and Stockholders’equity	$1,008,534	$916,140	10.1%	100.0%	100.0%

Provision for Loan Losses

The provision for loan losses (“PFLL”) is the periodic cost of providing an allowance for probable incurred losses. Prior to the third quarter of 2004, the Company determined the allowance by risk rating loans that were classified as substandard or doubtful thru a grading process that was predicated on various risk rating matrices and the assignment of potential loss based on those ratings. In addition, the remaining loans in the portfolio were assigned risk weightings based on their various classifications. In the third quarter of 2004, the Company further enhanced its methodologies to individually review substandard and doubtful loans for impairment and bring other factors into the process to evaluate the ALL.

As previously discussed, the allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. These current factors, include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s evaluation of loan quality, general economic factors and collateral values.

The PFLL in 2004 was $1.6 million. The PFLL in each of 2003 and 2002 was $5.7 million. At December 31, 2004, the allowance for loan losses was $10.4 million, compared to $12.2 million at December 31, 2003 and $11.4 million at December 31, 2002. Net charge-offs were $3.3 million for 2004, compared to $4.9 million for 2003 and $2.3 million for 2002. Net charge-offs as a percent of average loans were 0.45%, 0.70%, and 0.35% for 2004, 2003, and

2002, respectively. The ratio of the allowance for loan losses (“ALL”) to total loans was 1.38% at December 31, 2004, compared to 1.70% at December 31, 2003 and 1.67% at December 31, 2002. Non-performing loans at December 31, 2004, were $12.5 million, compared to $16.2 million at December 31, 2003 and $22.1 million at December 31, 2002.

Management believes that the current provision conforms to the Company’s loan loss reserve policy and is adequate in view of the present condition of the Company’s loan portfolio. However, a decline in the quality of our loan portfolio, as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the allowance. If there are significant charge-offs against the allowance, or we otherwise determine that the allowance is inadequate, we will need to make higher provisions in the future. See “Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Non-Interest Income

Total non-interest income for 2004 was $9.5 million, a $1.1 million decrease from 2003, or 10.4%. The non-interest income to average assets ratio was 0.95% for the year ended December 31, 2004 compared to 1.17% for the same period in 2003. Trust service fees, fees from loan servicing, gains from sales of loans and service charges continue to be the primary components of non-interest income as evidenced in Table 5.

Table 5: Other Income

	Years ended December 31,			% Change from prior year
	2004	2003	2002	2004	2003
	(dollars in thousands)
Fees from fiduciary Activities	$703	$677	$637	3.8%	6.3%
Fees from loan servicing	$1,079	$1,470	$1,279	(26.6%)	14.9%
Gains from sale of loans	$1,372	$2,449	$1,733	(44.0%)	41.3%
Service charges on deposit accounts	$3,226	$2,857	$2,853	12.9%	0.1%
Other fee income	$675	$669	$720	0.9%	( 7.1%)
Financial service income	$707	$527	$575	34.2%	( 8.3%)
Increase in cash surrender value of life insurance	$772	$821	$450	(6.0%)	82.4%
Death benefit of life insurance	$0	$0	$754	NM	NM
Rental income	$0	$67	$705	NM	NM
Gain on sale - bank assets	$484	$0	$107	NM	NM
Gain on sale - Arborview LLC	$0	$538	$0	NM	NM
Securities gains, net	$0	$0	$509	NM	NM
Other income	$520	$566	$691	( 8.1%)	(18.1%)
Total other income	$9,538	$10,641	$11,013	(10.4%)	( 3.4%)

In 2004, gains from sales of loans were affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates. In comparison, 2003 (and to a lesser extent 2002) saw high levels of loan refinancing as a result of the historically low interest rate environment. Loan servicing fees decreased $391,000 and gains from sales of loans decreased $1.1 million between the comparable periods of 2004 and 2003. The decrease was driven primarily by secondary market mortgage and commercial loan production (loan production to be sold to the secondary market) and resulting sales. As interest rates have increased over the year, the Company has continued to experience a decrease in the number of loan applications. Secondary loan production declined 54.2% between the comparable twelve-month periods ($63.4 million in of 2004 versus $138.5 million in 2003).

The 2004 increase of $369,000 in service charges on deposit accounts was due in part to the implementation of an overdraft privilege program started in the third quarter of 2004 and other price increases implemented during the latter part of 2004.

Financial service income increased $180,000 as a result of additional business generated and aided by favorable market conditions.

Revenues generated from the operation of Arborview LLC (“Arborview”) (a subsidiary formed in 2002 to manage a community based residential facility and sold in the first quarter of 2003) decreased as a result of the sale to $0 and $67,000 in 2004 and 2003, respectively. The subsidiary was sold in February 2003 with a gain on sale amounting to $538,000.

For 2004 non-interest income included a gain recognized on the sale of bank land located at one of the Bank’s branch locations in the Green Bay market area totaling $484,000. The sale of property occurred as a result of a purchase of 19.2 acres by the Department of Transportation to facilitate its highway expansion efforts in the Green Bay market. We do not expect the sale to substantially affect the operations at that location.

Non-Interest Expense

Non-interest expense in 2004 increased to $26.5 million, a $2.5 million, or 10.2% increase compared to 2003 results, primarily as a result of increased personnel, charitable contributions, professional services and other operating expense. This followed a $641,000 or 2.7% increase in 2003 as compared to 2002. Primary categories impacting the change between 2004 and 2003 are noted in Table 6 below.

Table 6: Non-interest Expense

	Years ended December 31,			% Change from prior year
	(dollars in thousands)
	2004	2003	2002	2004	2003
Salaries and employee benefits	$15,283	$14,183	$13,743	7.8%	3.2%
Occupancy	$2,156	$2,087	$2,163	3.3%	(3.5%)
Equipment	$1,373	$1,438	$1,422	(4.5%)	1.1%
Data processing and courier	$1,125	$1,087	$1,040	3.5%	4.5%
Business development and advertising	$742	$737	$628	0.7%	17.4%
Charitable contributions	$582	$303	$228	92.1%	32.9%
Stationery and supplies	$513	$499	$611	2.8%	(18.3%)
Director fees	$293	$263	$266	11.4%	(1.1%)
FDIC insurance	$113	$115	$116	(1.7%)	(0.9%)
Mortgage servicing rights Amortization	$273	$411	$260	(33.6%)	58.1%
Legal and professional	$481	$250	$230	92.4%	8.7%
Operation of other real estate	$599	$378	$203	58.5%	86.2%
Other operating expense	$2,958	$2,281	$2,481	29.7%	(8.1%)
Total noninterest expense	$26,491	$24,032	$23,391	10.2%	2.7%

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $15.3 million in 2004, an increase of $1.1 million, or 7.8%, as compared to 2003 results. The increase in 2004 primarily resulted from staffing increases, increased benefit costs, bonus expense and normal salary increases. Salary costs increased $374,000, or 3.6%, for 2004 compared to 2003 results as a result of increased staffing and normal salary increases, offset by the elimination of Arborview related expenses which were over $100,000. Bonus expense increased $612,000 to $852,000 for 2004 compared to 2003 as a result of various profit improvement and growth results achieved during the year. The number of full-time equivalent employees increased to 308 in 2004 from 302 in 2003, an increase of 2.0%.

Net occupancy expense for 2004 showed an increase of $69,000 as compared to 2003 for a total of $2.2 million. An increase in depreciation expense and real estate tax expense accounted for the increase in 2004.

Equipment expense for 2004 decreased $65,000 compared to 2003. The decrease was primarily due to a decrease in depreciation expense and a reduction in maintenance contract costs.

Data processing and courier expense in 2004 increased $38,000 due to an increase in the volume of transaction activity processed and technology enhancements. Management estimates that data processing expense should show minimal increases in the next several years with adjustments related only to any volume increases incurred by the Company.

Charitable contribution expense increased $279,000 in 2004. The increase was related to long-term commitments made in the fourth quarter of 2004 for local community renovation projects.

Legal and professional expense for 2004 increased substantially, by $231,000, to $481,000. The increase was the result of increased costs relative to SEC compliance as a result of enhanced requirements imposed by the Sarbanes-Oxley Act of 2002 and related SEC actions.

Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). Other real estate owned showed net expense of $599,000 in 2004. Gains of $131,000 from five commercial property sales and $148,000 from nine residential property sales were realized in 2004. These were offset by losses of $80,000 from the sale of seven commercial properties and $29,000 from four residential properties. Various operating expenses, net of income, of other real estate totaling $769,000 occurred in 2004.

Other operating expenses in 2004 increased $677,000, or 29.7%, to $3.0 million as compared to $2.3 million in 2003. Costs of $305,000 related to non-employee benefit insurance expense primarily accounted for the increase in other operating expense for 2004. In addition, consulting fees of $143,000 for profit improvement programs were expensed in 2004 and also contributed to the increase in other operating expense.

The overhead efficiency ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 1.68% for 2004 compared to 1.46% for 2003 and 1.42% for 2002. The overhead efficiency ratio reflects the extent to which non-interest expenses are recovered through non-interest income. A higher ratio indicates lower appropriation of net interest income to meet non-interest expenses.

Income Taxes

Income tax expense for the Company was $4.7 million in 2004, an increase of $2.6 million compared to 2003 results. The higher tax expense in 2004 reflected the Company’s increase in income before income tax expense in addition to a decrease in tax-exempt interest income.

The Company’s effective tax rate, income tax expense divided by income before taxes, was 30.3% in 2004 compared with 20.6% in 2003. Of the 30.3% effective tax rate for 2004, the federal effective tax rate was 25.1% while the Wisconsin state effective tax rate was 5.2%. For 2003, the federal effective tax rate was 19.0% while the Wisconsin state effective tax rate was 1.6%. Taxable income increased while tax-exempt interest income from municipal investments and income from BOLI did not increase in a like manner.

See Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for a further discussion of income tax accounting. Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Company undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 15, “Income Tax Expense,” of the notes to consolidated financial statements for more discussion.

2003 compared to 2002

General

The Company reported net income of $8.0 million in 2003 compared to $8.7 million for 2002. Basic and diluted earnings per share were $1.06 and $1.04, respectively, for 2003 compared to $1.17 and $1.15 for 2002. Return on average assets for the year ended December 31, 2003 was 0.87% and 1.00% for 2002. The return on average equity was 11.86% for 2003 and 13.82% for 2002. Cash dividends declared in 2003 increased 8.2% to $0.53 per share compared with $0.49 in 2002.

Net Interest Income

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

The year 2003 saw a decrease of the interest rate spread for the Company in spite of a lower interest rate environment. The interest rate spread decreased 20 basis points in 2003 to 3.27% from 3.47% in 2002, as the average yield on earning assets decreased 81 basis points while the average rate paid on interest-bearing liabilities decreased 61 basis points over the same period. The decrease in the Company’s earning assets yield reflects a lower rate environment impacting rates on the variable priced loans and re-pricing fixed rate loans (for competitive reasons) for the year 2003. Decreased investment interest income, which resulted from an increased investment portfolio, offset by lower yields on the investment portfolio, have contributed to some of the decrease in the yields on interest earning assets. A lower rate environment also affected the funding side of the balance sheet. Yields on interest-paying liabilities decreased 60 basis points. Decreased interest costs resulted from a lower rate environment offset to a lesser extent by increased competition for retail deposits and increased balances in time deposit accounts. Yields on interest bearing deposits decreased 60 basis points to 2.21% in 2003 from 2.81% in 2002.

The lower rate environment also had an effect in reducing yields on the wholesale funding side of the balance sheet. Yields on short-term borrowings decreased 65 basis points in 2003 compared to 2002, while yields on other borrowings decreased 73 basis points to 3.12% in 2003 from 3.85% in 2002.

The net interest margin for 2003 was 3.60% compared to 3.87% in 2002. The decrease in net interest margin was in part related to a general decline in the interest rate environment offset slightly by an increase in the free funds ratio and a decrease in non-accrual loans. The steady decrease in general interest rates, including the Company’s commercial loan Prime Rate, which commenced during 2001, provided the general low interest rate environment that continued to drive the yield on commercial and other variable type loans lower into the year 2003. Increased competition, especially as it relates to the commercial loan portfolio, negatively affected net interest margin. The free funds ratio, or the level of non-interest bearing funds that support earning assets, improved to 19.5% from 18.5% in 2002.

Provision for Loan Losses

The provision for loan losses in 2003 and 2002 were $5.7 million. The provisions reflected the increases in net loan charge-offs, the high level of non-performing loans, risk levels inherent in the loan portfolio and the changing mix of the overall loan portfolio.

Non-Interest Income

Non-interest income during 2003 decreased $372,000 or 3.4% when compared to 2002. The primary factors decreasing non-interest income were a reduction in fees for other services to customers, a decrease in securities gains and a decrease in other income. These decreases were offset by an increase in fiduciary fees, an increase in loan servicing fee income and increased gains on sales of loans. Death benefits recognized in 2002 and gross revenues from bank subsidiaries realized in 2002 accounted for much of the difference in other income for 2003 relative to 2002. Revenues generated from the operation of Arborview LLC (“Arborview”) (a subsidiary formed in 2002 to manage a community based residential facility and sold in the first quarter of 2003) decreased as a result of the sale to $67,000 in 2003 from $705,000 in 2003. The subsidiary was sold in February 2003 with a gain on sale amounting to $538,000.

Non-Interest Expense

Non-interest expense increased $641,000 during 2003, or 2.7% over 2002 levels. Factors contributing to the increase were increased personnel and benefits expenses and increased expenses related to the operation of other real estate owned. Increases in these expenses were offset by a $710,000 decrease in expenses related to our former Arborview subsidiary as a result of its sale in early 2003.

Income Taxes

Income tax expense for the Company was $2.1 million in 2003, $2.6 million in 2002. The lower tax expense in 2003 reflected the Company’s decrease in before tax earnings in addition to a decrease in tax-exempt interest income.

The Company’s effective tax rate, income tax expense divided by income before taxes, was 20.6% in 2003 compared with 22.8% in 2002. Of the 20.6% effective tax rate for 2003, the federal effective tax rate was 19.0% while the Wisconsin State effective tax rate was 1.6%.

Balance Sheet Items

Average loans outstanding grew to $695.7 million in 2003 from $655.5 million in 2002, an increase of 6.1%. The increase in loan volume was a significant contributing factor to net interest income. The mix of average loans to average total assets increased to 75.9% in 2003 from 75.1% in 2002. The relationship of a higher volume of loans as a percentage of the asset mix has provided a source of higher yielding assets, which has contributed to net interest income.

Total loans outstanding grew to $715.0 million at December 31, 2003, a 4.8% increase from the end of 2002. Commercial loans and commercial real estate loans (including construction loans) totaled $556.2 million at year end 2003 and comprised 79.9% of the loan portfolio compared with 77.7% of the portfolio at the end of 2002. Loans in these classifications grew $39.9 million or 7.7% during 2003.

At December 31, 2003, deposits were $783.3 million, an increase of $43.0 million or 5.8% from $740.3 million recorded at December 31, 2002. Brokered deposits decreased $800,000 to $97.8 million at year-end 2003 from $98.6 million at year end 2002. Average total deposits for 2003 were $748.0 million, an increase of 8.1% over 2002. Included in these results was an increase in average brokered deposits to $98.2 million in 2003 from $87.1 million in 2002. The increase in brokered time deposits occurred principally in the first half of 2003, and reflects the Company’s use of such instruments to provide incremental funding to meet cash flow needs. The acquisition of brokered time deposits was accomplished generally at funding rates encountered by the Company in its own market area.

The ALL at December 31, 2003 was $12.2 million compared with $11.4 million at the end of 2002. Loans increased 4.8% in 2003, while the allowance as a percent of total loans increased as a result of a loan loss provision (offset by net charge-offs) increased to 1.70% from 1.67% at year-end 2002. Based on management’s analysis of the loan portfolio risk at December 31, 2003, a provision expense of $5.7 million was recorded for the year ended December 31, 2003, a decrease of $50,000 compared to the same period in 2002. Factors evaluated were primarily based upon calculations made as a result of various loss risk percentages applied to various problem and watch type credits. The trend indicated a slight increase in risk relative to the loan portfolio at year-end 2003 compared to year-end 2002. Net loan charge-offs of $4.9 million occurred in 2003, and the ratio of net charge-offs to average loans for the period ended December 31, 2003 was 0.70% compared to 0.35% at December 31, 2002. Commercial loan charge-offs represented 69.8% of the total net charge-offs for the year 2003, primarily the result of a previously discussed $2.6 million loan charge-off taken in the fourth quarter of 2003. Real estate-mortgage charge-offs represented 25.0% of the total net charge-offs for the year 2003. Commercial mortgage loan charge-offs accounted for $542,000 of the mortgage total and residential mortgage loan charge-offs totaled $683,000.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding grew to $757.2 million at December 31, 2004, a 5.9% increase from the end of 2003. This follows a 4.8% increase from the end of 2002.

Table 7 reflects composition (mix) of the loan portfolio at December 31:

Table 7: Loan Composition

	(dollars in thousands)
	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Amount of loans by type Real estate-mortgage
Commercial	$424,712	56.1%	$387,778	54.2%	$351,425	51.5%
1-4 Family residential	134,350	17.7	125,700	17.6	133,365	19.5
Construction	80,384	10.6	77,350	10.8	75,688	11.1
Commercial,financial and agricultural	83,787	11.1	91,051	12.7	89,207	13.1

Consumer	13,936	1.8	14,460	2.0	14,916	2.2
Tax exempt	20,457	2.7	19,032	2.7	18,227	2.7
Less: deferred fees, net of costs	(398)	0.0	(349)	0.0	(316)	0.0

Total loans (net of unearned income)	$757,228	100.0%	$715,022	100.0%	$682,512	100.0%

	2001		2000
	Amount	% of Total	Amount	% of Total
Amount of loans by type Real estate mortgage
Commercial	$288,385	46.0%	$251,971	43.9%
1-4 Family residential	143,748	22.9	160,150	28.0
Construction	67,939	10.8	41,524	7.2
Commercial,financial and agricultural	88,649	14.1	83,897	14.6
Consumer	16,890	2.7	17,925	3.1
Tax exempt	22,205	3.5	18,422	3.2
Less: deferred fees, net of costs	(324)	0.0	(360)	0.0

Total loans (net of unearned income)	$627,492	100.0%	$573,529	100.0%

Commercial real estate loans totaled $424.7 million at year-end 2004 and comprised 56.1% of the loan portfolio compared with 54.2% of the portfolio at the end of 2003. Loans in these classifications grew $36.9 million or 9.5% during 2004. Loans of this type are in a broad range of industries. Commercial real estate includes loans secured by farmland, multifamily properties, and nonfarm/nonresidential real estate properties. Loans of this type are mainly for business properties, multifamily properties, and community purpose properties. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower’s operations. Credit risk is managed by employing sound underwriting guidelines, lending to borrowers in local markets and businesses, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Many times, the Company will take additional real estate collateral to further secure the overall lending relationship. A substantial portion of our commercial real estate loans are secured by real estate in Door County, Wisconsin, which is heavily influenced by the tourism trade. A decline in the tourism industry, or other economic effects, (such as increased interest rates affecting demand for real estate) could affect both our lending opportunities in this area as well as potentially affect the value of collateral held for these loans.

Commercial, financial and agricultural loans totaled $83.8 million at the end of 2004, down $7.3 million or 8.0% since year-end 2003. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale, and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie, Waupaca, Waushara and Kewaunee Counties, Wisconsin. The origination of commercial and commercial real estate loans was primarily from the Company’s market area in Brown County. Growth in tourism related business in Door County slowed in 2004 compared to growth experienced in prior years. The credit risk related to commercial loans made is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower’s operations. These types of loans are generally higher in risk than residential real estate loans.

Management uses an active credit risk management process for commercial loans to ensure that sound and consistent credit decisions are made. Management attempts to control credit risk by adhering to detailed underwriting procedures, performing comprehensive loan administration, and undertaking periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed periodically during the life of the loan. Further analyses by customer, industry, and location are performed to monitor trends, financial performance and concentrations.

Real estate construction loans grew $3.0 million or 3.9% to $80.4 million at December 31, 2004. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are made to developers who are well known to the Company, have prior experience, and are well capitalized. Construction projects undertaken by these developers are carefully reviewed by the Company to ensure the economic feasibility. The credit risk related to real estate construction loans is generally limited to specific geographic areas, but it is also influenced by general economic conditions. The Company controls the credit risk on these types of loans by making loans to developers in familiar markets, reviewing the merits of the individual project, controlling loan structure and monitoring project progress and advances of construction proceeds.

The Company’s loan portfolio is diversified by types of borrowers and industry groups within the market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. The Company has identified certain industry groups within its market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2004, there existed several industry group concentrations in the Company’s loans that exceeded 10% of total loans. At year-end 2004, loans to real estate developers totaled $80.9 million, real estate rental property loans totaled $75.9 million and lodging represented $75.1 million in loans and are located in various areas of the Bank’s market area.

In addition, loans to tourism related businesses remain a significant part of the business and loans in other sectors are affected by the tourism driven economy of Door County. As a result, a decrease in tourism could adversely affect one or more industry groups in the Company’s loan portfolio, which could have a corresponding adverse effect on the Company’s earnings. Additionally, a decline in tourism has an indirect effect in that other types of business (grocery and convenience stores, for example) rely on the tourism to provide cash flow to their operations. Loans to individuals who are employed by tourism related business could also be affected in the event of a downturn in the market.

Although growth was somewhat flat in 2004 for tourism business in the Door County market, management believes that business activity still appears to remain adequate to service debt of the customers and for customers in general to make improvements to their operations. To date, these types of loans have had little downgrade in loss potential relative to credit risk.

At the end of 2004, residential real estate mortgage loans totaled $134.4 million and comprised 17.7% of the loan portfolio. These loans increased $8.7 million or 6.9% during 2004. The historically low interest rate environment during the first half of 2004 caused consumer preference to remain with fixed-rate residential loans. Loans were originated or refinanced at lower fixed rates as consumers looked to lock in to the attractive financing rates. Refinancing activity has slowed considerably in the last half of 2004 compared to 2003, as interest rates have increased. The Company expects the trend to continue into 2005, and given current trends, growth in mortgage loans would decline. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas served by the Company. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan to value exceeds these limits.

The Company offers adjustable rate mortgage loans based upon market demands. At year-end 2004, those loans totaled $25.1 million dollars, an increase of $1.3 million dollars. Adjustable rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year (the “index”), plus an additional mark-up of 2.75% which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

Adjustable rate mortgage loans have an initial period, ranging from one or three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate. The Company also participates in a fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. These loans are sold in the secondary market and the Company retains servicing rights. At December 31, 2004, these loans totaled $117.3 million compared to $116.5 million at December 31, 2003.

The Company also offers fixed rate mortgages through participation in fixed rate mortgage programs under private investors. These loans also are sold in the secondary market with servicing rights released to the buyer.

In 2004, the Company sold $63.4 million in mortgage loans through the secondary programs compared to $138.5 million in 2003.

Installment loans to individuals totaled $13.9 million, or 1.8%, of the total loan portfolio at December 31, 2004 compared to $14.5 million, or 2.0%, at end of 2003. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas served by the Company. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

Tax-exempt loans totaled $20.5 million at December 31, 2004 compared to $19.0 million at year-end 2003. Tax- exempt loans are short or long term loans to municipalities for the funding of various projects. The proceeds of these loans are collateralized by the backing of the taxing authority and can be used for general or revenue producing projects.

Table 8: Loan Maturity and Interest Rate Sensitivity

	Maturity
December 31, 2004	Within 1 Year	1-5 Years	After 5 Years	Total
		(dollars in thousands)
Loans secured primarily by real estate:
Secured by 1 to 4 family residential properties	$39,385	$56,144	$38,821	$134,350
Construction	37,429	41,385	1,570	80,384
Commercial real estate	131,355	195,227	97,732	424,314
Commercial and Industrial	15,703	52,664	14,783	83,150
Tax-exempt	5,213	7,651	7,593	20,457
Loans to consumers	4,228	9,690	18	13,936
All other loans	385	252	0	637
Total	$233,698	$363,013	$160,517	$757,228

	Interest sensitivity
	Fixed rate	Variable rate
Due after one year	$154,624	$368,906

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, adequate allowance for loan losses, and conservative non-accrual and charge-off policies.

Risk Management and the Allowance for Loan Losses

The loan portfolio is the Company’s primary asset subject to credit risk. To reflect this credit risk, the Company sets aside an allowance for probable incurred credit losses through periodic charges to earnings. These charges are shown in the Company’s consolidated income statement as provision for loan losses. See “Provision for Loan Losses” above. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and an ongoing review of payment performance. Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses. All specifically identifiable and quantifiable losses are charged off against the allowance. Charged-off loans are subject to periodic review, and specific efforts are taken to achieve maximum recovery of principal and interest.

As Table 9 indicates, the ALL at December 31, 2004 was $10.4 million compared with $12.2 million at the end of 2003. Loans increased 5.9% in 2004, while the allowance as a percent of total loans decreased to 1.38% from 1.70% at year-end 2003. Based on management’s analysis of the loan portfolio risk at December 31, 2004, a provision expense of $1.6 million was recorded for the year ended December 31, 2004, a decrease of $4.1 million compared to the same period in 2003. The provision for loan losses is predominately a function of management’s evaluation of the loan portfolio, with particular emphasis directed toward non-performing and other potential problem loans. During these evaluations, consideration is also given to such factors as management’s evaluation of specific loans, the level and composition of impaired loans, other non-performing loans, historical loss experience, results of examinations by regulatory agencies and various other factors. The trend indicated a reduction in risk relative to the loan portfolio at year-end 2004 compared to year-end 2003. Net loan charge-offs of $3.3 million occurred in 2004, and the ratio of net charge-offs to average loans for the period ended December 31, 2004 was 0.45% compared to 0.70% at December 31, 2003. Commercial loan charge-offs represented 61.6% of the total net charge-offs for the year 2004, primarily the result of a $1.6 million loan charge-off taken in the fourth quarter of 2004. This was the remaining amount left on a commercial credit that experienced a $2.6 million charge-off in 2003. Real estate-mortgage charge-offs represented 33.4% of the total net charge-offs for the year 2004. Commercial mortgage loan charge-offs accounted for $960,000 of the mortgage total and residential mortgage loan charge-offs totaled $147,000. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 9. Loan Loss Experience

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Daily average amount of loans	$740,605	$695,669	$655,464	$607,097	$523,743

Loans, end of period	$757,228	$715,022	$682,512	$627,492	$573,529

ALL, at beginning of year	$12,159	$11,410	$7,992	$7,006	$7,611
Loans charged off:
Real estate-mortgage	226	946	178	334	745
Real estate-construction	3	79	—	—	—
Real estate-commercial	1,039	649	1,681	1,239	839
Commercial/agricultural loans	2,781	4,369	789	983	367
Consumer loans	240	302	407	173	123
Lease financing/other loans	—	—	—	—	—

Total loans charged off	$4,289	$6,345	$3,055	$2,729	$2,074

Recoveries of loans previously charged off:
Real estate-mortgage	79	263	126	173	205
Real estate-construction	1	—	—	—	2
Real estate-commercial	79	107	49	159	85
Commercial/agricultural loans	741	950	524	428	568
Consumer loans	76	124	74	75	64
Lease financing/other loans	—	—	—	—	—

Total loans recovered	976	1,444	773	835	924

Net loans charged off (“NCOs”)	3,313	4,901	2,282	1,894	1,150

Additions to allowance for loan losses charged to operating expense	$1,599	$5,650	$5,700	$2,880	$545
Allowance to related assets acquired	—	—	—	—	—
ALL, at end of year	$10,445	$12,159	$11,410	$7,992	$7,006

Ratio of NCOs during period to average loans outstanding	0.45%	0.70%	0.35%	0.31%	0.22%
Ratio of ALL to NCOs	3.2	2.5	5.0	4.2	6.1
Ratio of ALL to total loans end of period	1.38%	1.70%	1.67%	1.27%	1.22%

The change in ALL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, and non-performing loans.

On a quarterly basis, management reviews the adequacy of the ALL. Commercial credits are graded by the loan officers and the loan review function validates the officers’ grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are know differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and non-performing loans) are reviewed and classified as to potential loss exposure.

Based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” and FASB Statements No. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the analysis of the ALL consists of two components: (i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category and adjusted for economic conditions as well as specific and other factors in the markets in which the Company operates.

In prior years the Company did not consistently use subject reserves based on general economic conditions and specific economic factors as a component of the ALL analysis, but rather used the unallocated portion of the ALL to recognize this inherent factor. In the current year the Company refined their calculation to use the subjective factors and thus the previously unallocated portion was allocated to the various loan categories. Management believes that there would be no change in the balance of the ALL if this approach was used in all of the years presented.

The specific credit allocation of the ALL is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale.

The general portfolio allocation component of the ALL is determined statistically using a loss migration analysis that examines historical loan loss experience. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The general portfolio allocation element of the ALL also includes consideration of the amounts necessary for concentrations and changes in portfolio mix and volume.

The ALL is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio has not significantly changed since year-end 2003.

Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision.

Table 10 shows the amount of the ALL allocated for the time periods indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance allocated to them than do loans that have less risk.

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

Table 10: Allocation of the Allowance for Loan Losses

	As of December 31,
	(dollars in thousands)
	2004		2003		2002
		% of total		% of total		% of total
	Amount	loans	Amount	loans	Amount	loans
Commercial, financial & agricultural	$1,982	11.1%	$2,386	12.7%	$3,679	13.0%
Commercial real estate	6,374	56.1	6,772	54.2	4,639	51.5
Real estate
Construction	998	10.6	702	10.8	814	11.1
Residential	460	13.0	1,246	13.2	1,467	15.8
Home equity lines	79	4.7	79	4.4	228	3.7
Consumer	198	1.8	346	2.0	222	2.2
Tax exempt loans	—	2.7	—	2.7	—	2.7
Not specifically Allocated	354		628		361
Total allowance	$10,445		$12,159		$11,410

The reduction in allocation of ALL for residential real estate relates to the improvement in the performance of several non-performing loans in those categories and subsequent reduction of the ALL relative to those loans.

	As of December 31,
	(dollars in thousands)
	2001		2002
		% of total		% of total
	Amount	loans	Amount	loans
Commercial, financial & agricultural	$972	14.1%	$1,073	14.6%
Commercial real estate	4,158	46.0	2,993	43.9
Real estate
Construction	503	10.8	302	7.2
Residential	1,078	19.3	1,395	23.7
Home equity lines	178	3.6	148	4.3
Consumer	255	2.7	208	3.1
Tax exempt loans	—	3.5	—	3.2
Not specifically Allocated	848			887
Total allowance	$7,992	100.0%	$7,006	100.0%

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable losses in the loan portfolio at December 31, 2004. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when it believes it necessary to minimize the risk of further deterioration of these loans for full collection.

While management uses available information to recognize losses on loans, future adjustments to the ALL may be necessary based on changes in economic conditions and the impact of such change on the Company’s borrowers. As an integral part of their examination process, various regulatory agencies also review the ALL. Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss.

Non-performing loans remain a leading indicator of future loan loss potential. Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.

Restructuring loans involve the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes.

Table 11: Nonperforming Loans and Other Real Estate Owned

	Years Ended December 31,
	2004	2003	2002	2001	2000
		(dollars in thousands)
Nonaccrual loans	$5,920	$11,079	$12,244	$9,929	$8,479
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans	6,531	5,144	9,844	4,744	4,510

Total non-performing loans (NPLs)	$12,451	$16,223	$22,088	$14,673	$12,989

Other real estate owned/operating subsidiaries	2,572	2,271	2,890	1,673	877

Total non-performing assets (NPAs)	$15,023	$18,494	$24,978	$16,346	$13,866

Ratios:
NPL’s to total loans	1.64%	2.27%	3.24%	2.34%	2.26%
NPA’s to total assets	1.43%	1.90%	2.76%	1.93%	1.80%
ALL to NPL’s	83.97%	74.95%	51.66%	54.47%	53.94%

Non-performing loans at December 31, 2004 were $12.5 million compared to $16.2 million at December 31, 2003. Impacting the decrease in non-performing loans in 2004 was a loan charge-off of $1.6 million in restructured loans and a shifting, as a result of foreclosure, of approximately $3.3 million in loans to other real estate owned during 2004 offset by a net increase in non-performing loans totaling $1.1 million in 2004. Non-accrual loans represented $5.9 million of the total of non-performing loans. Real estate non-accrual loans account for $5.2 million of the total, of which $868,000 was residential real estate and $4.4 million was commercial real estate, while commercial and industrial non-accruals account for $512,000. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these non-accrual loans. Restructured loans were $6.5 million at December 31, 2004 compared with $5.1 million at year-end 2003. The change in restructured loans resulted from the charge-off of $1.6 million in loans which were considered restructured loans at year-end 2003 and net loan principal increases on various other restructured loans totaling $3.0 million during 2004. Of the restructured loans at December 31, 2004, approximately $4.5 million consisted of one commercial real estate credit as to which the bank has granted various concessions as a result of the borrowers’ past cash flow problems. This credit was current at December 31, 2004. Because management believes that collateral for this loan may not be generally sufficient if there were to be a default, management has allocated $2.4 million of the ALL to this credit. As a result of the cash flow problems of the debtor, management is continuing to specially monitor this loan on a monthly basis and is working with the borrower to minimize any additional loss exposure. As a result the ratio of non-performing loans to total loans at the end of 2004 was 1.6% compared to 2.3% at end of year 2003. The Company’s ALL was 84.0% of total non-performing loans at December 31, 2004 compared to 75.0% at end of year 2003.

The following table shows, for those loans accounted for on a non-accrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

Table 12: Foregone Loan Interest

	Years ended December 31,
	2004	2003	2002
	(dollars in thousands)
Interest income in accordance with original terms	$688	$996	$1,639
Interest income recognized	(383)	(352)	(357)
Reduction in interest income	$305	$644	$1,282

Potential problem loans are currently performing loans that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. Management’s decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans. At December 31, 2004, potential problem loans amounted to a total of $9.3 million compared to a total of $5.7 million at end of 2003. Of the problem loans, a total of $4.8 million stem from two commercial borrowers which are currently experiencing cash flow concerns. Noting the exceptions above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Management does not presently expect significant losses from credits in the potential problem loan category.

Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of sixteen properties totaling $2.6 million at end of year 2004. This compared to nineteen properties totaling $2.3 million at end of year 2003. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

The net cost of operation of other real estate for 2004, 2003, and 2002 consists of the following and are shown in Table 13:

Table 13: Other Real Estate Operation Summary

	2004	2003	2002
	(dollars in thousands)
Loss on disposition of properties and other costs	$1,044	$511	$341
Gains on disposition of properties and expense recoveries	$(445)	$(133)	$(138)

Net losses	$599	$378	$203

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.

Table 14: Investment Portfolio

	2004	2003	2002
	(dollars in thousands)
Securities Available for Sale (AFS):
U.S. Treasury and other agency Securities	$58,796	$37,942	$38,379
Obligations of states and political Subdivisions	32,417	32,848	35,840
Mortgage-backed securities	99,964	99,970	49,968

	2004	2003	2002
	(dollars in thousands)
Private placement	994	991	—
Other equity securities	3,442	1,886	4,019
Total amortized cost	$195,613	$173,637	$128,206
Total fair value and carrying value	$197,392	$176,815	$133,139

Securities are classified as available for sale. The Company determined at year end 2004 that all of its taxable securities, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 2004 were to be classified as available for sale. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Securities classified as available for sale are those securities which the Company has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Company has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale are carried at market value. Adjustments up or down to market value at December 31, 2004 and 2003 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

Table 15: Securities Portfolio Maturity Distribution (dollars in thousands)

	Securities AFS – maturity distribution and weighted average yield
			After one year		After five years
			But within five		But within ten
	Within one year		years		years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Treasury	$—	—	$200	4.59%	$—	—	$—	—	$200	4.59%
Agencies	3,588	6.64%	55,759	4.12%	—	—	—	—	59,347	4.27%
Mortgage-backed securities	9,520	3.37%	86,387	3.97%	3,453	4.52%	—	—	99,360	3.93%
Obligations of states and political subdivisions	2,797	7.10%	8,179	7.37%	11,873	7.67%	11,124	6.68%	33,973	7.23%
Private placement	—	—	—	—	—	—	1,070	8.29%	1,070	8.29%

Total carrying Value	$15,905	4.76%	$150,525	4.21%	$15,326	6.96%	$12,194	6.82%	193,950	4.63%

At December 31, 2004 and 2003, mortgage-backed securities represented 50.3% and 56.1%, respectively of total investments based on carrying value. The fair value of mortgage-backed securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes.

At December 31, 2004 and 2003, the Company’s investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders’ equity.

Securities averaged $193.8 million in 2004 compared with $153.9 million in 2003. In 2004, taxable securities comprised approximately 83.5% of the total average investments compared to 76.6% in 2003. Tax-exempt securities on average for 2004 accounted for 16.5% of the total average investments compared to 23.4% in 2003.

Deposits

Deposits are the Company’s largest source of funds. At December 31, 2004, deposits were $844.5 million, an increase of $61.2 million or 7.8% from $783.3 million recorded at December 31, 2003. Brokered deposits increased $77.6 million to $175.4 million at year-end 2004 from $97.8 million at year-end 2003. Average total deposits for 2004 were $791.0 million, an increase of 5.8% over 2003. Included in these results was an increase in average brokered deposits to $132.6 million in 2004 from $98.2 million in 2003. The increase in brokered time deposits occurred principally in the first half of 2004, and reflects the Company’s continuing use of such instruments to provide incremental funding to meet cash flow needs. The acquisition of brokered time deposits was accomplished generally at funding rates that the Company encounters in its own market area. Although the use of brokered deposits has continued to increase in the last year, Management views these as a stable source of funds. If liquidity concerns arose, the Company believes (but cannot assure) that it has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company’s customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season.

Table 16: Average Deposits Distribution

	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(dollars in thousands)
Noninterest-bearing Demand deposits	$105,134	13%	$88,642	12%	$76,030	11%
Interest-bearing demand Deposits	89,648	11%	74,998	10%	53,170	8%
Savings deposits	199,942	25%	196,598	26%	201,344	29%
Other time deposits	188,571	24%	208,160	28%	192,160	28%
Time deposits $100,000 and over (excluding brokered deposits)	75,177	10%	81,342	11%	82,287	12%
Brokered certificates of Deposit	132,573	17%	98,215	13%	87,108	12%
Total deposits	$791,045	100%	$747,955	100%	$692,099	100%

Table 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

December 31, 2004
Certificates of Deposit
Three months or less	$45,306
Over three months through six months	52,648
Over six months through twelve months	90,557
Over twelve months	47,497
Total	$236,008

As shown in Table 16, non-interest bearing demand deposits in 2004 averaged $105.1 million, up 18.6% from $88.6 million recorded in 2003. This $16.5 million increase is attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. At December 31, 2004, non-interest-bearing demand deposits were $120.5 million compared with $106.6 million at year-end 2003.

Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). In 2004, interest-bearing deposits averaged $685.9 million, an increase of 4.0%. Within the category of interest bearing deposits, savings deposits, including money market accounts, increased $18.0 million or 6.6% as a result of customer preference to stay liquid in a rising interest rate environment. During the same period, time deposits, including CDs and IRAs (other than brokered time and time over $100,000) decreased in average deposits $19.6 million or 9.4%, primarily the result of a shift in customer preferences. Average time deposits over $100,000 other than brokered time deposits decreased by $6.2 million or 7.6%. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company’s rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continue to limit the Company’s core deposit growth in these types of deposits.

Emphasis will be placed on generating additional core deposits in 2005 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service. The Company also may continute to increase brokered CD’s during the year 2005 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Under that scenario, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of rate.

Other funding sources

Total other funding sources, including short-term borrowings, Federal Home Loan Bank Advances and subordinated debentures, were $117.6 million at December 31, 2004, an increase of $3.0 million, or 2.6%, from $114.6 million at December 31, 2003. For the illustration depicted in Table 18 short-term borrowings consist of federal funds purchased, securities under agreements to repurchases and Federal Home Loan Bank Advances. As indicated in Table 19, average 2004 short-term borrowings were $120.8 million compared to $86.4 million during 2003. The increase of $34.4 million occurred as a result of increased loan demand, increased investment balances offset to a lesser extent by growth in core deposit, an increase in non-core funding sources such as brokered time deposits and time deposits greater than $100,000, but also reflected reduced federal funds purchased at year-end.

Table 18: Short-term Borrowings

		December 31,
	2004	2003	2002
	(dollars in thousands)
Federal funds purchased and repurchase agreements:
Balance end of year	$1,284	$23,359	$10,056
Average amounts outstanding during year	$25,529	$11,343	$21,040
Maximum month-end amounts outstanding	$44,600	$32,641	$38,197
Average interest rates on amounts Outstanding at end of year	1.88%	1.23%	1.37%
Average interest rates on amounts Outstanding during year	1.57%	1.32%	1.94%

Federal Home Loan Bank advances:

Balance end of year	$100,192	$75,092	$65,000
Average amounts outstanding during year	$95,291	$65,250	$72,534
Maximum month-end amounts outstanding	100,196	75,093	100,000
Average interest rates on amounts outstanding at end of year	2.88%	2.41%	3.44%
Average interest rates on amounts outstanding during year	2.41%	3.12%	3.85%

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

Long-term Debt

In connection with the issuance of Trust Preferred Securities in 2001 (see “Capital Resources”), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust subsidiary of the Company. Subordinated debentures were at $16.1 million at December 31, 2004 and 2003. For additional details, please make reference to the Consolidated Financial Statements and Note 10 in the accompanying footnotes.

Off-Balance Sheet Obligations

As of December 31, 2004 the Company has the following commitments, which do not appear on its balance sheet:

Table 19: Commitments

2004
(dollars in thousands)
Commitments to fund home equity line loans	$45,101
Commitments to fund residential real estate construction	5,314
Commitments unused on various other lines of credit loans	135,889
Total commitments to extend credit	$186,304
Financial standby letters of credit	$23,428

Further discussion of these commitments is included in Note 13, “Financial Instruments with Off-Balance Sheet Risk” of the notes to consolidated financial statements. See also “Contractual Obligations” below.

Contractual Obligations

As of December 31, 2004, the Company is contractually obligated under long-term agreements as follows:

Table 20: Contractual Obligations

	Payments due by period
(dollars in		Less than 1			More than 5
thousands)	Total	year	1 to 3 years	3 to 5 years	years
Subordinated debentures	$16,100				16,100
FHLB advances	100,192	75,000		192	25,000
Purchase obligations-facilities	4,000	4,000
Operating leases	554	125	246	183	—
Totals	$120,846	$79,125	$246	$375	$41,100

Further discussion of these contractual obligations is included in Note 4, “ Bank Premises and Equipment” and Note 10, “Subordinated Debentures” of the notes to consolidated financial statements.

Liquidity

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company’s primary sources of funds are dividends from the Bank; investment income, and net proceeds from borrowings and the offerings of subordinated debentures, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $4.6 million in 2004 and will continue to be the Company’s main source of liquidity. The dividends from the Bank were sufficient to pay cash dividends to the Company’s shareholders of $3.9 million in 2004.

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

Maturing investments have been a primary source of liquidity at the Bank. Principal payments on investments totaling $16.9 million were made in 2004. $39.4 million in investments were purchased in 2004. This resulted in net cash of $22.5 million used in investing activities for 2004. At December 31, 2004, the carrying or book value of investment securities maturing within one year amounted to $17.8 million or 9.0% of the total investment securities portfolio. This compares to a 6.1% level for investment securities with one year or less maturities as of December 31, 2003. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during 2004 totaled $16.9 million. At the end of 2004, the investment portfolio contained $158.9 million of U.S. Treasury and federal agency backed securities representing 80.5% of the total investment portfolio. These securities tend to be highly marketable and had a market value above amortized cost at end of year 2004 amounting to $147,000.

Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in 2004 Consolidated Statements of Cash Flows, deposits provided $61.2 million in cash inflow during 2004. The Company’s overall average deposit base grew $61.2 million or 7.8% during 2004. Deposit growth is the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow would require the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

Federal funds sold averaged $170,000 in 2004 compared to $1.7 million in 2003. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically have higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2004, the Bank had federal funds sold of $5.4 million.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $233.7 million of loans maturing within one year, or 30.9% of total loans. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank’s liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find and, therefore, more costly to acquire.

Within the classification of short-term borrowings at year-end 2004, federal funds purchased and securities sold under agreements to repurchase totaled $1.3 million compared with $23.3 million at the end of 2003. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. FHLB Advances, short-term or term, are another source of funds. They totaled $100.2 million at end of year 2004.

The Bank’s liquidity resources were sufficient in 2004 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank’s liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in 2004, management expects deposit growth, including brokered CD’s, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

In assessing liquidity, historical information such as seasonality (loan demand’s affect on liquidity which starts before and during the tourist season and deposit draw down which affects liquidity shortly before and during the early part of the tourist season), local economic cycles and the economy in general are considered along with the current ratios, management goals and the unique characteristics of the Company. Management believes that, in the current economic environment, the Company’s and the Bank’s liquidity position is adequate. To management’s knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in the Bank’s or the Company’s liquidity.

Interest Rate Sensitivity Management

The business of the Company and the composition of its balance sheet consist of investments in interest-earning assets (primarily loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). All of the financial instruments of the Company are for other than trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. The operating income and net income of the Company depends, to a substantial extent, on “rate differentials, “i.e., the differences between the income the Company receives from loans, securities, and other earning assets and the interest expense they pay to obtain deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities.

The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the changes in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 bps increase in market interest rates or a 100 bps to 200 bps decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for 2004 and 2003 for the various rate shock levels.

Table 21: Net Interest Income Sensitivity Analysis

	Net Interest Income
		Potential Change in Net	Potential Change in Net
		Interest Income ($)	Interest Income (%)
December 31, 2004	Amount	(Dollars in thousands)
+ 200 bps	$40,100	$2,357	6.3%
+ 100 bps	$38,834	$1,092	2.9%
Base	$37,743	—	—
- 100 bps	$35,987	($1,756)	(4.7%)
- 200 bps	$34,086	($3,656)	(9.7%)

Based on the Company’s model at December 31, 2004, the effect on an immediate 100 bps increase in interest rates would increase the Company’s net interest income by 2.9% or approximately $1.1 million. The effect of an immediate 100 bps decrease in rates would decrease the Company’s net interest income by 4.7% or approximately $1.8 million.

	Net Interest Income
	Amount	Change ($)	Change (%)
December 31, 2003	(Dollars in thousands)
+ 200 bps	$37,310	$1,743	4.9%
+ 100 bps	$36,598	$1,031	2.9%
Base	$35,567	—	—
- 100 bps	$34,322	($1,245)	(3.5%)

Based on the Company’s model at December 31, 2003, the effect on an immediate 100 bps increase in interest rates would increase the Company’s net interest income by 2.9% or approximately $1.0 million. The effect of an immediate 100 bps decrease in rates would decrease the Company’s net interest income by 3.5% or approximately $1.2 million. For the year ended December 31, 2003, the Company did not present an immediate 200 bps decrease in its Asset Liability model due to the abnormally low prevailing interest rate environment.

In order to limit exposure to interest rate risk, the Company has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. The origination of floating rate loans such as business, construction and other prime based loans is emphasized. The vast majority of fixed rate loans have re-pricing periods less than five years. The mix of floating and fixed rate assets is designed to mitigate the impact of rate changes on the Company’s net interest income. Virtually all fixed rate residential mortgage loans with maturities greater than five years are sold into the secondary market.

There can be no assurance that the results of operations would be impacted as indicated if interest rates did move by the amounts discussed above. Management continually reviews its interest risk position through the ALCO process. Management’s philosophy is to maintain relatively matched rate sensitive asset and liability positions within the range described above in order to provide earnings stability in the event of significant interest rate changes.

Capital Resources

Stockholders’ equity at December 31, 2004 increased $6.6 million or 9.5% to $76.2 million, compared with $69.6 million at end of year 2003. The increase in stockholders’ equity in 2004 was primarily composed of the retention of earnings and proceeds from the exercise of stock options with offsetting decreases to stockholders’ equity from the payment of cash dividends. Additionally, stockholders’ equity decreased by $916,000 during 2004 resulting in $1.2 million of accumulated other comprehensive income, related to unrealized gains on securities. At December 31, 2003, stockholders’ equity included $2.1 million of comprehensive income related to unrealized gains on securities. Stockholders’ equity to assets at December 31, 2004 was 7.27%, compared to 7.14% at the end of 2003.

In 2001, the Company formed Baylake Capital Trust I (“the Trust”) as a statutory business trust organized for the sole purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of the Trust. The trust preferred securities enhanced regulatory capital and added liquidity. The common securities of the Trust are wholly-owned by the Company. The trust preferred securities and common securities of the trust represent preferred undivided beneficial interests as the assets of Baylake Capital Trust I, and the holder of the preferred securities will be entitled to a preference over the common securities of the Trust upon an event of default with respect to distributions and amounts payable on redemption or liquidation. These trust preferred securities are tax-advantaged issues for the Company that qualify for Tier 1 capital treatment to the Company. Distributions on these securities are included in interest expense on subordinated debentures. The preferred securities are traded on the American Stock Exchange under the symbol BYL_p.

Prior to 2003, the trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the trust reported in liabilities as “guaranteed preferred beneficial interests” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Amounts previously reported as “guaranteed preferred beneficial interests” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet. The effect of no longer consolidating the trust does not change significantly the amounts reported as the Company’s assets, liabilities, equity, or interest expense.

Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2004, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

Cash dividends paid in 2004 were $0.57 per share compared with $0.53 in 2003. The Company provided a 7.5% increase in normal dividends per share in 2004 over 2003 as a result of earnings for 2004.

In 1997, the Company’s Board of Directors authorized management to repurchase up to 7,000 shares of the Company’s common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company’s stock purchase plan. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders’ equity. The Company did not repurchase any of its common shares in 2004.

The adequacy of the Company’s capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. Management is confident that because of current capital levels and projected earnings levels, capital levels are more than adequate to meet the ongoing and future concerns of the Company.

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

At December 31, 2004 and 2003, the Company was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company’s and the Bank’s capital ratios as of December 31 for each of the previous two years.

Table 22: Capital

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	(dollars in thousands)
At December 31, 2004:
Total capital (to risk weighted assets):
The Company	$95,433	10.95%	$69,791	8.00%	N/A	N/A
The Bank	$91,521	10.53%	$69,580	8.00%	$86,975	10.00%
Tier 1 capital (to risk Weighted assets):
The Company	$84,988	9.75%	$34,895	4.00%	N/A	N/A
The Bank	$81,076	9.33%	$34,790	4.00%	$52,185	6.00%
Tier 1 capital (to average assets):
The Company	$84,988	8.27%	$41,129	4.00%	N/A	N/A
The Bank	$81,076	7.91%	$41,025	4.00%	$51,282	5.00%

At December 31, 2003:
Total capital (to risk weighted assets):
The Company	$88,493	10.78%	$65,650	8.00%	N/A	N/A
The Bank	$84,771	10.33%	$65,631	8.00%	$82,038	10.00%
Tier 1 capital (to risk Weighted assets):
The Company	$78,212	9.53%	$32,825	4.00%	N/A	N/A
The Bank	$74,493	9.08%	$32,815	4.00%	$49,223	6.00%
Tier 1 capital (to average assets):
The Company	$78,212	8.38%	$37,331	4.00%	N/A	N/A
The Bank	$74,493	7.98%	$37,331	4.00%	$46,664	5.00%

Management believes that a strong capital position is necessary to take advantage of opportunities for profitable expansion of product and market share, and to provide depositor and investor confidence. The Company’s capital level is strong, but also must be maintained at an appropriate level to provide the opportunity for an adequate return on the capital employed. Management actively reviews capital strategies for the Company to ensure that capital levels are appropriate based on the perceived business risks, further growth opportunities, industry standards, and regulatory requirements.

Table 23: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2004 and 2003:

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$11,861	$12,239	$12,752	$13,510
Interest expense	4,033	3,887	3,991	4,446
Net interest income	7,828	8,352	8,761	9,064
Provision for loan losses	775	724	70	30
Net interest income after PLL	7,053	7,628	8,691	9,034
Non-interest income	1,982	2,675	2,416	2,465
Non-interest expense	6,372	6,512	6,575	7,032

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Income before income tax Expense	2,663	3,791	4,532	4,467
Provision for income tax	767	1,198	1,458	1,257
Net income	1,896	2,593	3,074	3,210
Basic earnings per share	$0.25	$0.34	$0.40	$0.42
Diluted earnings per share	0.25	0.33	0.39	0.41

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$11,898	$11,864	$11,951	$11,761
Net interest income	6,811	6,896	7,610	7,741
Net interest income after PLL	5,918	5,864	6,398	5,228
Net income	1,826	1,867	2,241	2,023
Basic earnings per share	$0.24	$0.25	$0.30	$0.27
Diluted earnings per share	0.24	0.24	0.29	0.26

Recent Accounting Pronouncements

FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of the adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company has ceased issuing stock options under the current plan and thus expects no further grants. Existing options that will vest after adoption date are expected to result in additional compensation expense during 2005 through 2008.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these new standards on the Company’s financial position and results of operations is not expected to be material upon adoption.

Item 7 A. Quantitative and Qualitative Disclosure about Market Risk.

Information required by this item is set forth in Item 7 under the caption “Interest Rate Sensitivity Management” and is incorporated in this schedule by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements and notes to related statements thereto are set forth on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Baylake Corp. and Subsidiaries
Sturgeon Bay, Wisconsin

We have audited the accompanying balance sheet of Baylake Corp. and Subsidiaries (the Company) as of December 31, 2004, and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

Oak Brook, Illinois
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin

     We have audited the accompanying consolidated balance sheet of Baylake Corp. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in stockholder equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. and subsidiaries at December 31, 2003, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

Madison, Wisconsin January 21, 2004	/s/ Smith & Gesteland, LLP
SMITH & GESTELAND, LLP

BAYLAKE CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Amounts in thousands of dollars)

	2004	2003
ASSETS
Cash and due from financial institutions	$20,727	$24,226
Federal funds sold	5,445	—

Cash and cash equivalents	26,172	24,226

Securities available for sale	197,392	176,815
Loans held for sale	1,349	165
Loans, net of allowance after $10,445 and $12,159	746,783	702,863
Cash value of life insurance	21,561	20,789
Premises and equipment, net	24,777	21,958
Federal Home Loan Bank stock	7,697	7,247
Foreclosed assets, net	2,572	2,271
Goodwill	5,723	4,969
Accrued interest receivable	4,330	3,997
Other assets	9,392	9,440

Total assets	$1,047,748	$974,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$120,511	$106,642
Interest-bearing	724,030	676,650

Total deposits	844,541	783,292
Federal Home Loan Bank advances	100,192	75,092
Federal funds purchased and repurchase agreements	1,284	23,359
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	8,272	6,208
Dividends payable	1,154	1,061

Total liabilities	971,543	905,112

Common stock, $5 par value, authorized 50,000,000; issued- 7,715,936 shares in 2004, 7,628,136 shares in 2003; outstanding- 7,692,777 shares in 2004, 7,604,977 shares in 2003	38,580	38,141
Additional paid-in capital	8,806	8,163
Retained earnings	28,275	21,864
Treasury stock (23,159 shares in 2004 and 2003)	(625)	(625)
Accumulated other comprehensive income	1,169	2,085

Total stockholders’ equity	76,205	69,628

Total liabilities and stockholder equity	$1,047,748	$974,740

See accompanying notes to consolidated financial statements.

BAYLAKE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004, 2003, and 2002
(Amounts in thousands of dollars except per share data)

	2004	2003	2002
Interest and dividend income
Loans, including fees	$42,254	$40,852	$43,825
Taxable securities	6,594	4,857	5,958
Tax exempt securities	1,486	1,689	1,754
Federal funds sold and other	28	76	27

Total interest and dividend income	50,362	47,474	51,564

Interest expense
Deposits	11,968	14,585	17,335
Federal funds purchased and repurchase agreements	401	150	413
Federal Home Loan Bank advances and other debt	2,293	2,036	2,795
Subordinated debentures	1,695	1,645	1,645

Total interest expense	16,357	18,416	22,188

Net interest income	34,005	29,058	29,376

Provision for loan losses	1,599	5,650	5,700

Net interest income after provision for loan losses	32,406	23,408	23,676

Other income
Fees from fiduciary activities	703	677	637
Fees from loan servicing	1,079	1,470	1,279
Fees for other services to customers	4,608	4,053	4,148
Gains from sales of loans	1,372	2,449	1,733
Securities gains, net	—	—	509
Increase in cash surrender value of life insurance	772	821	450
Gain on sale of Arborview, LLC	—	538	—
Rental income	—	67	705
Death benefit of life insurance	—	—	754
Other income	1,004	566	798

Total other income	9,538	10,641	11,013

Noninterest expenses
Salaries and employee benefits	15,283	14,183	13,743
Occupancy expense	2,156	2,087	2,163
Equipment expense	1,373	1,438	1,422
Data processing and courier	1,125	1,087	1,040
Operation of other real estate	599	378	203
Other operating expenses	5,955	4,859	4,820

Total other expenses	26,491	24,032	23,391

Income before income tax expense	15,453	10,017	11,298

Income tax expense	4,680	2,060	2,575

Net income	$10,773	$7,957	$8,723

Basic earnings per common share	$1.41	$1.06	$1.17
Diluted earnings per common share	$1.40	$1.04	$1.15

See accompanying notes to consolidated financial statements.

BAYLAKE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars except for share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance, January 1, 2002	7,471,577	$37,474	$7,319	$12,843	$(625)	$2,119	$59,130
Net income for the year	—	—	—	8,723	—	—	8,723
Net changes in unrealized gain (loss) on securities available for sale, net of $570 deferred taxes	—	—	—	—	—	1,098	1,098

Total comprehensive income							9,821
Stock options exercised	11,700	58	23	—	—	—	81
Tax benefit from exercise of stock options	—	—	31	—	—	—	31
Cash dividends declared ($0.49 per share)	—	—	—	(3,663)	—	—	(3,663)

Balance, December 31, 2002	7,483,277	37,532	7,373	17,903	(625)	3,217	65,400

Net income for the year	—	—	—	7,957	—	—	7,957
Net changes in unrealized gain (loss) on securities available for sale, net of $622 deferred taxes	—	—	—	—	—	(1,132)	(1,132)

Total comprehensive income							6,825
Stock options exercised	121,700	609	611	—	—	—	1,220
Tax benefit from exercise of stock options	—	—	179	—	—	—	179
Cash dividends declared ($0.53 per share)	—	—	—	(3,996)	—	—	(3,996)

Balance, December 31, 2003	7,604,977	38,141	8,163	21,864	(625)	2,085	69,628

Net income for the year	—	—	—	10,773	—	—	10,773
Net changes in unrealized gain (loss) on securities available for sale, net of $483 deferred taxes	—	—	—	—	—	(916)	(916)

Total comprehensive income							9,857
Stock options exercised	87,800	439	499	—	—	—	938
Tax benefit from exercise of stock options	—	—	144	—	—	—	144
Cash dividends declared ($0.57 per share)	—	—	—	(4,362)	—	—	(4,362)

Balance, December 31, 2004	7,692,777	$38,580	$8,806	$28,275	$(625)	$1,169	$76,205

See accompanying notes to consolidated financial statements.

BAYLAKE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003, and 2002
(Amounts in thousands of dollars)

	2004	2003	2002
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$10,773	$7,957	$8,723
Adjustments to reconcile net income to net cash provided to operating activities:
Depreciation and amortization	1,531	1,434	1,460
Provision for losses on loans	1,599	5,650	5,700
Net amortization of securities	567	620	135
Increase in cash surrender value of life insurance	(772)	(821)	(450)
Federal Home Loan Bank stock dividend	(450)	(533)	(337)
Net realized gain on sale of securities	—	—	(509)
Net gain on sale of loans	(1,372)	(2,449)	(1,733)
Proceeds from sale of loans held for sale	63,204	141,877	110,056
Origination of loans held for sale	(63,410)	(138,530)	(107,805)
Net gain from disposal of other real estate	(173)	(65)	(42)
Gain on sale of Arborview, LLC	—	(538)	—
Net gain from disposal of premises and equipment	(475)	(535)	—
Provision for deferred tax expense	119	156	1,063
Changes in assets and liabilities:
Accrued interest receivable and other assets	617	1,602	(1,712)
Accrued expenses and other liabilities	2,117	(309)	(117)

Net cash provided by operating activities	13,875	15,516	14,432

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	—	8,506
Principal payments on securities available-for-sale	16,859	68,096	79,777
Purchase of securities available-for-sale	(39,402)	(114,953)	(70,506)
Proceeds from sale of other real estate owned	2,992	2,219	5,608
Proceeds from sale of subsidiary assets	—	2,595	—
Cash paid in completion of acquisition	(754)	—	—
Proceeds from sale of premises and equipment	774	—	—
Loan originations and payments, net	(48,688)	(40,169)	(67,969)
Additions to premises and equipment	(4,600)	(2,001)	(1,206)
Investment in bank-owned life insurance	—	(4,000)	(13,000)

Net cash used in investing activities	(72,819)	(88,213)	(58,790)

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003, and 2002
(Amounts in thousands of dollars)

	2004	2003	2002
Cash flows from financing activities:
Net change in deposits	$61,249	$42,968	$70,513
Net change in federal funds purchased and repurchase agreements	(22,075)	13,303	7,220
Proceeds from Federal Home Loan Bank advances	125,105	80,093	30,000
Repayments on Federal Home Loan Bank advances	(100,005)	(70,001)	(55,000)
Payments on other borrowings and long-term debt	(53)	(53)	(53)
Proceeds from exercise of stock options	938	1,220	81
Cash dividends paid	(4,269)	(3,907)	(3,588)

Net cash provided by financing activities	60,890	63,623	49,173

Net change in cash and cash equivalents	1,946	(9,074)	4,815

Beginning cash and cash equivalents	24,226	33,300	28,485

Ending cash and cash equivalents	$26,172	$24,226	$33,300

Supplemental cash flow information:
Interest paid	$16,078	$19,147	$22,618
Income taxes paid	3,405	2,019	2,626

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	3,120	3,549	6,697

See accompanying notes to consolidated financial statements.

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Baylake Corp. (the Company) include the accounts of the Company, its wholly owned subsidiary Baylake Bank, (the Bank), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc., Baylake Insurance Agency, Inc., and Baylake City Center. Prior to 2004, the financial statements also included the accounts of Kewaunee County Banc Shares, Bank of Sturgeon Bay Building Corporation, and Cornerstone Financial Inc. These companies were merged into the Bank in the third quarter of 2004. Additionally, prior to 2003, the financial statements included the accounts of Arborview LLC, which was sold in 2003. As discussed in Note 10, a trust that had previously been consolidated in the Company is now reported separately. All significant intercompany items and transactions have been eliminated.

The Bank owns a 49% interest in United Financial Services, Inc., (UFS) a data processing service. In addition to the ownership interest, UFS and the Company have a common member on each respective Board of Directors. The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. Income recognized by the Company was $387, $377, and $383 for 2004, 2003, and 2002, respectively. Amounts paid to UFS for data processing services for Baylake Bank were $992, $962, and $909, in 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, Baylake Bank had loans of $100 and $350, respectively, to UFS.

Baylake Bank makes commercial, mortgage, and installment loans to customers substantially all of whom are located in Door, Brown, Kewaunee, Manitowoc, Waushara, Outagamie, Green Lake, and Waupaca Counties of Wisconsin. Although Baylake Bank has a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic condition of the local industrial businesses, as well as commercial, agricultural and tourism industries.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, foreclosed assets, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and federal funds purchased and repurchase agreements.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale may be sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the cost allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Servicing Rights: Servicing rights represent the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues, with adjustments for prepayments recognized on a loan-by-loan basis.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.

Loan servicing rights are carried in other assets on the balance sheet and amount to $1,187 and $1,066 on loans serviced for others totaling $151,971 and $144,748 in 2004 and 2003, respectively. Servicing rights capitalized totaled $394, $539, and $308, during 2004, 2003, and 2002, respectively. Amortization of servicing rights, which is included in other expense totaled $273, $411, and $260 during 2004, 2003, and 2002, respectively.

Cash Value of Life Insurance: Life insurance is carried at the cash surrender value of the underlying policies. Certain policies owned by the Company include provisions which could reduce the amount of cash surrender value the Company could realize. At December 31, 2004, $5,303 of the cash surrender value of the life insurance policies would not be realizable by the Company if the Company did not transact a full and complete surrender for the policies and (1) conducts an IRC 1035 exchange, (2) does not surrender all other Bank-owned life insurance simultaneously, (3) does not maintain a well-capitalized status, and (4) undergoes a change of control within 30 months prior to the date of such surrender.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, less estimated costs to sell, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 12 years.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment, and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from a branch acquisition. They are initially measured at fair value and then are amortized over their estimated useful lives, which was determined to be seven years. The balance of the core deposit intangible, which is included in other assets in the consolidated balance sheets was $304 and $355 at December 31, 2004 and 2003, respectively. Scheduled amortization expense related to the core deposit intangible is $52 for each of the next five years.

Long-Term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Trust Fee Income: The Company provides trust services to customers and in return charges fees using terms customary in its industry, including charging fees based on the agreed-upon percentages of assets managed or as otherwise specified in the underlying agreements. Income from trust services is recognized when the services are provided.

Advertising Expense: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2004, 2003, and 2002 were $310, $269, and $274, respectively.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars except per share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2004	2003	2002
Net income
As reported	$10,773	$7,957	$8,723
Stock-based compensation expense determined under the fair value based method	110	183	220

Pro forma	$10,663	$7,774	$8,503

Basic earnings per common share
As reported	$1.41	$1.06	$1.17
Pro forma	1.39	1.03	1.14

Diluted earnings per common share
As reported	$1.40	$1.04	$1.15
Pro forma	1.38	1.02	1.12

The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

The fair values and assumptions used to determine such values are as follows:

	2004	2003	2002
Weighted average grant date fair value	$1.53	$3.28	$3.15
Assumptions:
Risk-free interest rates	2.25%	3.73%	3.78%
Expected volatility	17.03%	25.10%	30.10%
Expected term (in years)	6.98	8.00	8.00
Expected dividend yield	3.75%	3.65%	3.78%

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

Effect of Newly Issued But Not Yet Effective Accounting Standards: FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company has ceased issuing stock options under the current plan and thus expects no further grants. However, the plan is still in existence and the Company has reserved the right to grant additional options. Existing options that will vest after adoption date are expected to result in an immaterial amount of compensation expense during 2005 though 2008.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these new standards on the Company’s financial position and results of operations is not expected to be material upon adoption.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $6,732 and $6,190 was required to meet regulatory reserve and clearing requirements at year-end 2004 and 2003. These balances do not earn interest.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Dividend Reinvestment Plan: The Company administers a dividend reinvestment plan (DRIP), whereby, the Company allocates applicable dividends to acquire, on the participant’s behalf, shares of Baylake common stock. While the plan allows for additional shares to be issued, all shares are acquired through the open market.

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. During the year ended December 31, 2004, the Company changed its method of presenting the statement of cash flows for operating activities from the direct method (which showed principal components of operating cash receipts and payments) to the indirect method (which adjusts net income to remove the effects of non-cash operating transactions). This change has been applied retroactively to the 2003 and 2002 statement of cash flows.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related unrealized gains and losses as of December 31, 2004 and 2003 are as follows:

	2004
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
U.S. Treasury and other U.S. government agencies	$59,547	$965	$214
Obligations of states and political subdivisions	33,973	1,556	—
Mortgage-backed securities	99,360	190	794
Private placement	1,070	76	—
Other equity securities	3,442	—	—

	$197,392	$2,787	$1,008

	2003
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
U.S. Treasury and other U.S. government agencies	$39,696	$1,760	$6
Obligations of states and political subdivisions	35,015	2,167	—
Mortgage-backed securities	99,148	204	1,026
Private placements	1,070	79	—
Other equity securities	1,886	—	—

	$176,815	$4,210	$1,032

Other securities consist of short-term money market mutual funds and equity securities in the Federal Reserve Bank and other nonmarketable equity securities, which are carried at cost.

A summary of sales of securities available for sale were as follows:

	2004	2003	2002
Proceeds	$—	$—	$8,506
Gross realized gains	—	—	509
Gross realized losses	—	—	—

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 2 - SECURITIES (Continued)

The estimated market value of investments at December 31, 2004, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated
Market
Value
Due in one year or less	$6,385
Due after one year through five years	64,138
Due after five years through ten years	11,873
Due after ten years	12,194

94,590

Other equity securities	3,442
Mortgage-backed securities	99,360

$197,392

Securities pledged to secure public deposits and borrowed funds had a carrying value of $127,107 and $91,228 at December 31, 2004 and 2003, respectively.

Securities with unrealized losses at year-end 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2004
U.S. government agencies	$32,329	$201	$1,235	$13	$33,564	$214
Mortgage-backed securities	16,537	191	55,441	603	71,978	794

Total temporarily impaired	$48,866	$392	$56,676	$616	$105,542	$1,008

2003
U.S. government agencies	$1,242	$6	$—	$—	$1,242	$6
Mortgage-backed securities	66,173	1,026	—	—	66,173	1,026

Total temporarily impaired	$67,415	$1,032	$—	$—	$67,415	$1,032

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 2 - SECURITIES (Continued)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At December 31, 2004, securities with unrealized losses had depreciated in value by less than 1%, in aggregate, from the amortized cost basis. There are no individual securities with unrealized losses in excess of 4% of amortized cost basis. These unrealized losses related principally to changes in interest rates. As the Company has the ability to hold these securities for the foreseeable future, no declines were deemed to be other than temporary.

NOTE 3 - LOANS

Major classifications of loans as of December 31, 2004 and 2003 are as follows:

	2004	2003
Commercial	$83,787	$91,051
Real estate
Residential	134,350	125,700
Commercial	424,712	387,778
Construction	80,384	77,350
Consumer	13,936	14,460
Tax exempt loans	20,457	19,032

	757,626	715,371

Less: Deferred loan origination fees, net of costs	398	349
Allowance for loan losses	10,445	12,159

Net loans	$746,783	$702,863

Loans having a carrying value of $29,519 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2004.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 3 - LOANS (Continued)

Certain directors and officers of the Company and the Bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the Bank during 2004 and 2003.

A summary of the changes in those loans is as follows:

	2004	2003
Balance at beginning of year	$3,311	$4,978
New loans made	4,065	3,156
Repayments received	(2,627)	(4,524)
Loans related to former officers and directors	(23)	(299)

Balance at end of year	$4,726	$3,311

Changes in the allowance for loan losses were as follows:

	2004	2003	2002
Balance at beginning of year	$12,159	$11,410	$7,992
Provision charged to operations	1,599	5,650	5,700
Recoveries	976	1,444	773
Loans charged off	(4,289)	(6,345)	(3,055)

Balance at end of year	$10,445	$12,159	$11,410

Information regarding impaired loans is as follows:

	2004	2003
Impaired loans with no allocated allowance for loan loss	$12,746	$—
Impaired loans with allocated allowance for loan loss	16,116	60,661
Allowance allocated to impaired loans	4,169	6,521

	2004	2003	2002
Average impaired loans during the period	$48,412	$40,184	$30,443
Interest income recognized during impairment	2,338	3,562	1,864
Cash-basis interest income recognized	2,338	3,562	1,864

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 3 - LOANS (Continued)

Nonperforming loans were as follows:

	2004	2003
Loans past due over 90 days still on accrual	$—	$—
Restructured loans	6,531	5,144
Non-accrual loans	5,920	11,079

Total nonperforming loans	$12,451	$16,223

NOTE 4 - BANK PREMISES AND EQUIPMENT

	2004	2003
Land	$5,776	$4,123
Buildings and improvements	21,033	20,067
Equipment	10,295	9,758
Construction in progress	891	—

	37,995	33,948
Less accumulated depreciation	13,218	11,990

Bank premises and equipment	$24,777	$21,958

Depreciation expense was $1,482, $1,428, and $1,515 for 2004, 2003, and 2002, respectively.

The Company has a ten-year lease to rent space in a building in Green Bay, Wisconsin that expires on November 30, 2009. The Company also has a seven-year lease to rent space for a branch bank location in mall in Howard, Wisconsin that began in 2000. The Company must also pay its proportional share of costs for common areas at the mall. Rent expense for 2004, 2003, and 2002 was $123, $120, and $117, respectively.

Future minimum lease payments under these agreements are as follows:

2005	$125
2006	128
2007	118
2008	94
2009	89

$554

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 4 - BANK PREMISES AND EQUIPMENT (continued)

At December 31, 2004, the estimated costs to complete construction in progress totaled $4.0 million. The construction project relates to an existing building that is being renovated for a future branch location. Additional office space will be sold under a condominium arrangement.

NOTE 5 - OTHER REAL ESTATE

Other real estate ($2,788 in 2004, $2,318 in 2003, and $929 in 2002, net of an allowance for other real estate losses of $216 in 2004, $47 in 2003, and $33 in 2002) is included in other assets.

Net cost of operation of other real estate is summarized below:

	2004	2003	2002
Loss on disposition of properties and other costs	$1,044	$511	$341
Gain on disposition of properties and expense recoveries	(445)	(133)	(138)

Net losses	$599	$378	$203

Changes in the valuation allowance for losses on other real estate were as follows:

	2004	2003	2002
Balance at beginning of year	$47	$33	$43
Provision charged to operations	196	20	—
Amounts related to properties disposed	(27)	(6)	(10)

Balance at end of year	$216	$47	$33

NOTE 6 - GOODWILL

The change in balance for goodwill during the year is as follows:

	2004	2003
Beginning of year	$4,969	$4,969
Impairment	—	—
Acquired goodwill	754	—

End of year	$5,723	$4,969

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 6 - GOODWILL (Continued)

Acquired goodwill relates to the final settlement payment made relative to the 1998 acquisition of Evergreen Bank, N.A.

NOTE 7 - DEPOSITS

The following is a summary of deposits by type at December 31:

	2004	2003
Non-interest-bearing demand deposits	$120,511	$106,642
Interest-bearing demand deposits	94,471	92,308
Savings deposits	35,531	35,572
Money market deposits	173,737	168,780
Time deposits $100,000 and greater	236,008	180,520
Other time deposits	184,283	199,470

Total deposits	$844,541	$783,292

Brokered certificates of deposit included above:	$175,357	$97,840

At December 31, 2004, the scheduled maturities of time deposits were as follows:

2005	$329,101
2006	72,341
2007	11,045
2008	7,779
2009	—
Thereafter	25

$420,291

Deposits from the Company’s directors and officers held by the Bank at December 31, 2004 and 2003, amounted to $3,536 and $3,280, respectively.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 8 - FEDERAL FUND PURCHASED AND REPURCHASED AGREEMENTS

Short-term borrowings consisted of the following at December 31:

	2004	2003
Federal funds purchased	$—	$22,386
Securities sold under agreements to repurchase	1,284	973

	$1,284	$23,359

The average outstanding balance of total short-term borrowings amounted to $25,529 in 2004 and $11,343 in 2003. The weighted-average interest rate on these borrowings was 1.57% for 2004 and 1.32% for 2003. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.

The maximum amount outstanding at any month end was $44,600 during 2004 and $32,641 during 2003.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances at December 31 is as follows:

		Weighted		Weighted
Year of		Average		Average
Maturity	2004	Rate	2003	Rate
2004	—	—	$50,000	1.20%
2005	$75,000	2.21%	—	—
2011	25,000	4.73	25,000	4.73

Total fixed maturity	100,000	2.84	75,000	3.55
Amortizing	192	3.73	92	3.90

Total	$100,192	2.84%	$75,092	3.55%

Federal Home Loan Bank advances are secured by $29,519 of real estate mortgages and $111,861 of mortgage-backed agency securities. Advances of $25,000 have call provisions at December 31, 2004. All advances in the table above are at fixed rates with the exception of $50,000 due June 2005 priced at three month Libor plus 2 basis points and the interest rate is reset quarterly.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 10 - SUBORDINATED DEBENTURES

In 2001, Baylake Corp. formed Baylake Capital Trust I (the Trust) as a statutory business trust organized for the sole purpose of issuing $16,100 of 10% fixed rate trust-preferred securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of the Trust. The common securities of the Trust are wholly owned by the Company. The trust-preferred securities and common securities of the Trust represent preferred undivided beneficial interests in the assets of Baylake Capital Trust I, and the holder of the trust-preferred securities will be entitled to a preference over the common securities of the Trust upon an event of default with respect to distributions and amounts payable on redemption or liquidation. These trust-preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment to the Company. Distributions on these securities are included in interest expense. The trust-preferred securities are traded on the American Stock Exchange under the symbol BYL_p. The Company may redeem the subordinated debentures, in whole but not in part, any time on or after March 31, 2006 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2031.

The trust’s ability to pay amounts due on the trust-preferred securities is solely dependent upon the Company making payment on the related subordinated debentures to the trust. The Company’s obligations under the subordinated debentures constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust securities issued by the trust.

NOTE 11 - CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 11 - CAPITAL MATTERS (Continued)

off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

At December 31, 2004 and 2003, the Company was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category. The Company’s and Baylake Bank’s risk-based capital and leverage ratios are presented below at year-end as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004

Total Capital to risk-weighted assets
Consolidated	$95,433	10.95%	$69,791	8.00%	N/A	N/A
Bank	91,521	10.53	69,580	8.00	$86,975	10.00%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	84,988	9.75	34,895	4.00	N/A	N/A
Bank	81,076	9.33	34,790	4.00	52,185	6.00
Tier 1 (Core) Capital to average assets
Consolidated	84,988	8.27	41,129	4.00	N/A	N/A
Bank	81,076	7.91	41,025	4.00	51,282	5.00

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 11 — CAPITAL MATTERS (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003
Total Capital to risk- weighted assets
Consolidated	$88,493	10.78%	$65,650	8.00%	N/A	N/A
Bank	84,771	10.33	65,631	8.00	$82,038	10.00%
Tier 1 (Core) Capital to risk- weighted assets
Consolidated	78,212	9.53	32,825	4.00	N/A	N/A
Bank	74,493	9.08	32,815	4.00	49,223	6.00
Tier 1 (Core) Capital to average assets
Consolidated	78,212	8.38	37,331	4.00	N/A	N/A
Bank	74,493	7.98	37,331	4.00	46,664	5.00

NOTE 12 — OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows:

	2004	2003	2002
Unrealized holding gains (losses) on securities available for sale	$(1,399)	$(1,754)	$2,177
Reclassification adjustment for gains realized in income	—	—	(509)

Net unrealized gains (losses)	(1,399)	(1,754)	1,668
Tax effect	483	622	(570)

Comprehensive income (loss)	$(916)	$(1,132)	$1,098

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or
	Notional Amount
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$186,304	$176,537
Standby letters of credit	23,428	22,229

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of customers to a third party. These are primarily issued to support private borrowing arrangements and expire in decreasing amounts through 2009. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank does not require collateral as support for the commitments. Collateral is secured as commitments are funded.

NOTE 14 — POST-RETIREMENT PLANS

The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans totaled $959 in 2004, $835 in 2003, and $810 in 2002.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 14 — POST-RETIREMENT PLANS (Continued)

Certain officers and directors of the Company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $236 in 2004, $231 in 2003, and $227 in 2002. The aggregate amount of deferred compensation included in other liabilities in the consolidated balance sheets is $1,817 and $1,720 in 2004 and 2003, respectively.

NOTE 15 — INCOME TAX EXPENSE

Income taxes consist of the following:

	2004	2003	2002
Taxes currently payable
Federal	$3,953	$2,076	$3,259
State	608	140	379

	4,561	2,216	3,638

Deferred income taxes
Federal	80	(134)	(915)
State	39	(22)	(148)

	119	(156)	(1,063)

Income tax expense	$4,680	$2,060	$2,575

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	2004	2003	2002
Income tax based on statutory rate	$5,254	$3,406	$3,841
State income taxes net of federal tax benefit	485	93	87

	5,739	3,499	3,928

Effect of tax-exempt interest income	(668)	(754)	(842)
Life insurance death benefit and earnings	(262)	(279)	(410)
Equity in income of service center	(131)	(128)	(130)
Other	2	(278)	29

Provision based on effective tax rates	$4,680	$2,060	$2,575

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 15 — INCOME TAX EXPENSE (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003:

	2004	2003
Deferred tax assets
Allowance for loan losses	$4,096	$3,775
Deferred loan fees	157	138
Deferred compensation	995	915
Mortgage loan servicing	82	34
Nonaccrual loans	352	537
Accrued vacation pay	283	257
OREO property valuation	85	—
Donations	184	—
Other	94	61

Gross deferred tax assets	6,328	5,717

Deferred tax liabilities
Depreciation	1,302	908
FHLB stock dividends	797	463
Net unrealized gain on securities available for sale	610	1,093
Prepaid expenditures	107	—
Other	—	105

Gross deferred tax liabilities	2,816	2,569

Net deferred asset	$3,512	$3,148

Income tax expense recorded in the consolidated statement of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes. The Company undergoes examination by various regulatory taxing agencies. Such agencies may require that changes in the amount of tax expense be recognized when their interpretations differ from those of management, based on their judgment about information available to them at the time of their examination.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars except per share data)

NOTE 16 — EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

	2004	2003	2002
Basic
Net income	$10,773	$7,957	$8,723

Weighted average common shares outstanding	7,657,143	7,531,931	7,474,819

Basic earnings per common share	$1.41	$1.06	$1.17

Diluted
Net income	$10,773	$7,957	$8,723

Weighted average common shares outstanding for basic earnings per share	7,657,143	7,531,931	7,474,819
Add: Dilutive effects of assumed exercises of stock options	41,237	111,149	127,164

Average shares and dilutive potential common shares	7,698,380	7,643,080	7,601,983

Diluted earnings per common share	$1.40	$1.04	$1.15

Additional common stock option shares that have not been included due to their antidilutive effect	216,450	216,450	216,450

NOTE 17 — STOCK OPTION PLAN

The Company has a non-qualified stock option plan under which certain officers and key salaried employees may purchase shares of the Company’s stock at an established exercise price. Unless earlier terminated, these options will expire ten years from the date of grant. The options vest over a five-year period, becoming exercisable 20% per year, commencing one year from date of grant.

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 17 — STOCK OPTION PLAN (Continued)

Activity in the plan is summarized as follows:

			Weighted
			Average
	Number	Option Price	Exercise
	of Shares	Per share	Price
Shares under option at January 1, 2002	703,075	$4.67 - 25.00	$12.19
Options granted	32,384	13.00	13.00
Options exercised	(11,700)	4.67 - 9.50	6.92

Shares under option at December 31, 2002	723,759	$8.92 - 25.00	$12.31
Options granted	37,260	13.30	13.30
Options exercised	(121,700)	9.50 - 11.50	10.02

Shares under option at December 31, 2003	639,319	$8.92 - 25.00	$12.81
Options granted	25,000	14.15	14.15
Options exercised	(87,800)	8.92 – 11.50	10.68

Shares under option at December 31, 2004	576,519	$8.92 – 25.00	$13.19

The options outstanding at December 31, 2004 were:

					Weighted
					Average
			Weighted-Average		Remaining
Price	Number of Shares		Exercise Price		Life
Range	Outstanding	Exercisable	Outstanding	Exercisable	(In Years)
$8.92 – 9.75	264,900	264,900	$9.27	$9.27	2.2
13.00 – 15.25	251,619	164,991	14.50	14.93	5.7
25.00	60,000	48,000	25.00	25.00	5.0

	576,519	477,891	$13.19	$12.80	4.0

NOTE 18 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 18 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing.

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$26,172	$26,172	$24,226	$24,226
Securities available for sale	197,392	197,392	176,815	176,815
Loans held for sale	1,349	1,369	165	166
Loans, net	746,783	745,009	702,863	702,590
Federal Home Loan Bank stock	7,697	7,697	7,247	7,247
Accrued interest receivable	4,330	4,330	3,997	3,997

Financial liabilities
Deposits	844,541	844,153	783,292	785,727
Federal funds purchased and repurchase agreements	1,284	1,284	23,359	23,359
Federal Home Loan Bank advances	100,192	100,139	75,092	75,123
Subordinated debentures	16,100	17,549	16,100	18,354
Accrued interest payable	2,575	2,575	2,246	2,246

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 19 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS
December 31

	2004	2003
ASSETS
Cash in bank	$3,111	$2,665
Interest receivable	4	4
Receivable from subsidiary	53	134
Prepaid expenses	904	989
Securities available for sale	1,070	1,070
Investment in subsidiaries	88,343	81,957

Total assets	$93,485	$86,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$1,154	$1,061
Accrued expense	—	3
Debentures to subsidiary	16,100	16,100
Deferred income taxes	26	27

Total liabilities	17,280	17,191

Stockholders’ equity	76,205	69,628

Total liabilities and stockholders’ equity	$93,485	$86,819

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2004	2003	2002
Income
Dividends from subsidiaries	$4,600	$4,200	$3,800
Interest income	113	107	151

Total income	4,713	4,307	3,951

Expenses
Interest
Other	126	86	98
Income tax benefit	(581)	(552)	(559)

Total expenses	1,240	1,179	1,234

Income before equity in undistributed net income of subsidiaries	3,473	3,128	2,717

Equity in undistributed net income of subsidiaries	7,300	4,829	6,006

Net income	$10,773	$7,957	$8,723

(Continued)

BAYLAKE CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002
(Amounts in thousands of dollars)

NOTE 19 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
(Continued)

CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31

	2004	2003	2002
Cash flows from operating activities:
Net income	$10,773	$7,957	$8,723
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(7,300)	(4,829)	(6,006)
Amortization of debt issue costs	85	35	35
Net amortization of securities	(3)	(3)	(2)
Net change in intercompany receivable	81	—	50
Accrued expenses and other liabilities	141	181	29

Net cash provided by operating activities	3,777	3,341	2,829

Cash flows from investing activities:
Purchase of investment	—	—	(986)
Capital distributed to subsidiary	—	—	—

Net cash used in investing activities	—	—	(986)

Cash flows from financing activities:
Proceeds from exercise of stock options	938	1,220	81
Dividends paid	(4,269)	(3,907)	(3,588)

Net cash used in financing activities	(3,331)	(2,687)	(3,507)

Net change in cash and cash equivalents	446	654	(1,664)

Beginning cash and cash equivalents	2,665	2,011	3,675

Ending cash and cash equivalents	$3,111	$2,665	$2,011

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported, during fiscal 2004, Baylake changed its independent public accountants from Smith & Gesteland LLP to Crowe Chizek and Company LLC. In 2003 and 2004 and to date in 2005, Baylake Corp. had no disagreements with either its former or current accountants on accounting and financial disclosures required in the annual report.

Item 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2004. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting: There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

* * *

For the fiscal year ended December 31, 2004, Baylake Corp. (as other “accelerated filers”) is required to include in its annual report both a management report and an auditor report on the effectiveness of Baylake’s internal control over financial reporting. This report is required as a consequence of the requirements of the Sarbanes-Oxley Act of 2002.

The preparation necessary for those reports has been extensive for all companies, and remains in process for Baylake. In recognition that relatively small “accelerated filers” (such as Baylake) might encounter difficulties meeting the deadline, the Securities and Exchange Commission has issued as general exemptive order (in Release No. 34-50754) providing small “accelerated filers” with a deferral of up to 45 days in the filing of such information.

Baylake Corp. is electing to avail itself of the deferral permitted by that exemptive order. Therefore, the management report and the auditor report on the effectiveness of internal control on financial reporting will be filed by amendment. While the related review processes continue, to date Management has not identified, or become aware of, any “material weakness” which would be required to be disclosed.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the sections titled “Proposal No. 1, Election of Directors,” “Information on Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” contained in the definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

The Board of Directors has determined that, except as noted below, all of the members of the Board are “independent directors” within the meaning of NASDAQ Rule 4200, although the Company is not governed by those standards.

Mr. Herlache is not considered independent because he is an executive officer of the Company and the Bank. Mr. Braun is not considered independent because he is an executive officer of the Company.

Audit Committee Matters

The company has a standing Audit Committee. The Audit Committee currently has four members: Mr. Berg (Chairman), Mr. Parsons, Mr. Bunda; and Mr. Agnew. As of the date of this report, each of the members of the Audit Committee is an “independent director” under NASDAQ Rule 4200. The Audit Committee’s functions and responsibilities are described in a written policy statement and charter that was adopted by the Company’s Board of Directors. The makeup of the Audit Committee meets the applicable standards set forth by the Securities and Exchange Commission rules through the work experience they have accumulated and the varied background that each possess. The Board of Directors on November 16, 2004 named Mr. Parsons as “audit committee financial expert.”

The Corporate Governance Committee

The Corporate Governance Committee met quarterly in fiscal 2004. The Corporate Governance Committee evaluates and oversees corporate governance and related issues. The committee consists of members of the board of directors and certain officers of the Bank. All directors of the Corporate Governance Committee are currently independent directors. Although the Company has not to date developed formal processes by which shareholders may communicate directly to directors, it believes that the informal process, in which any communication sent to the board in care of the Chief Executive Officer or corporate Secretary is forwarded to the board, has served the board’s and its shareholders’ needs.

Code of Ethics

The Company has adopted a code of ethics that all applies to all employees, as well as each member of the Company’s Board of Directors. The code of ethics is available at the Company’s website at www.baylake.com. Changes to the Code of Ethics, and any waivers from the Code of Ethics which are granted to any directors or executive officers, will also be posted at that website.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled “Director Fees and Benefits”, “Executive Compensation”, “Board of Directors Compensation Committee Report on Management Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” contained in the definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the section titled “Ownership of Baylake Common” contained in the definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2004.

	Number of		Number of
	securities to be		securities
	issued upon		remaining available
	exercise of	Weighted-average	for future issuance
	outstanding	exercise price of outstanding	under equity
	options, warrants	options, warrants	compensation plans (excluding securities
	and rights	and rights	reflected in column (a)
1 Plan Category	(a)	(b)	©
Equity compensation plans approved by security holders	576,519	$13.19	216,381
Equity compensation plans not approved by security holders	0	0.00	0
Total	576,519	$13.19	216,381

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information set forth in the section titled “Certain Transactions with Management” in the definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the section titled “Principal Accountant Fees and Services” in the definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Consistent with Securities and Exchange Commission requirements regarding auditor independence, the Audit Committee adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. All engagements of the independent auditor to perform any auditor services and permissible non-audit services since November 18, 2003 have been pre-approved by the Audit Committee in accordance with the adopted policy. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has not delegated a pre-approval dollar limitation with respect to audit and non-audit services at this time.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. and 2.

The consolidated financial statements and supplementary data contained in Item 8 of this report are filed as part of this report. All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

(a)	3.

See Item 15(b) below

(b)	Exhibits Required by Item 601 of Regulation S-K

Reference is made to the Exhibit Index on page 86 for exhibits filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYLAKE CORP.
By:	/s/ Steven D. Jennerjohn
Steven D. Jennerjohn

Treasurer

Date: March 15, 2005

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby designates and appoints Thomas L. Herlache and Steven D. Jennerjohn, and each of them, any one of whom may act without the joinder of the other, as such person’s true and lawful attorney-in-fact and agents (the “Attorneys-in-Fact”) with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, the Securities and Exchange Commission and any state securities commission, granting unto said Attorneys-in-Fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and conforming all that said Attorneys-in-Fact and agents or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on these dates indicated.

/s/Thomas L. Herlache	/s/Richard A. Braun

Thomas L. Herlache	Richard A. Braun, Director
President, Chief Executive Officer and	Vice-Chairman of the Board and Executive
Director(Principal Executive Officer)	Vice-President

/s/ Steven D. Jennerjohn	/s/ Robert W. Agnew

Steven D. Jennerjohn	Robert W. Agnew, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ Dee Geurts-Bengtson	/s/ Ronald D. Berg

Dee Geurts-Bengtson, Director	Ronald D. Berg, Director

/s/ George Delveaux, Jr.

John W. Bunda, Director	George Delveaux, Jr., Director

/s/ Roger G. Ferris	/s/ Joseph J. Morgan

Roger G. Ferris, Director	Joseph J. Morgan, Director

/s/ William Parsons

William Parsons, Director	Paul Jay Sturm, Director

*Each of the above signatures is affixed as of March 15, 2005.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of October 1, 1998, among the Company, M&I and Evergreen (1)
3.1	Articles of Incorporation, as amended (2)
3.2	Bylaws, as amended (3)
3.3	Amendment to increase authorized shares of common stock of Baylake Corp. from 10,000,000 to 50,000,000 shares (4)
4.1	Junior subordinated debenture dated February 16, 2002, by and between Company and Wilmington Trust Company, as Indenture Trustee (5)
10.1	Baylake Corp. 1993 Stock Option Plan* (6)
10.2	Baylake Bank’s Pay-for-Performance (bonus) program* (7)
10.3	Baylake Bank’s Deferred Compensation Program with Thomas L. Herlache* (8)
10.4	Baylake Bank’s Agreement for Early Retirement with Ronald D. Berg* (9)
10.5	Baylake Bank’s Deferred Compensation and Salary Continuation Agreement with Richard A. Braun* (10)
10.6	Baylake Corp. Stock Purchase Plan* (11)
10.7	Baylake Corp. 1998 Stock Option Plan, as amended* (12)
10.8	Baylake Bank Supplemental Executive Retirement Plan (13)
12.1	Statement Re Computation of Ratios (13)
21.1	List of Subsidiaries (13)
23.1	Consent of Crowe Chizek and Company LLC (13)
23.2	Consent of Smith & Gesteland, LLP (13)
24.1	Power of Attorney (contained on the Signature Page)
31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)
31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (13)
32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)
32.2	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

*Designates compensation plans or agreements

(1)	Incorporated by reference to Exhibit 2.1 from the Company’s Current Report on Form 8-K filed October 15, 1998.

(2)	Incorporated by reference to Exhibit 3.1 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(3)	Incorporated by reference to Exhibit 3.2 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(4)	Incorporated by reference to Exhibit 3.3 from the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders.

(5)	Incorporated by reference to Exhibit 4.1 from the Company’s Form S-3 filed February 12, 2001 for Trust Preferred Securities issued under Baylake Capital Trust I on February 16, 2001.

(6)	Incorporated by reference to Exhibit A from the Company’s Proxy Statement for the 1993 Annual Meeting of Shareholders.

(7)	Incorporated by reference to Description thereof under “Board Directors/Compensation Committee Report on Management’s Compensation” in the Company’s Proxy Statement for the 1994 Annual Meeting of Shareholders.

(8)	Incorporated by reference to Exhibit 10.3 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(9)	Incorporated by reference to Exhibit 10.4 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(10)	Incorporated by reference to Exhibit 10.5 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(11)	Incorporated by reference to Exhibit 4 from the Company’s Form S-8 filed on February 10, 1998.

(12)	Incorporated by reference to Exhibit 99.1 from the Company’s Form S-8 filed on September 21, 1998.

(13)	Filed herewith.