Form 10-K/A
period 2004-12-31
BAYLAKE CORP
filed 2005-04-28
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K/A

AMENDMENT NO. 1

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

Item 9A. CONTROLS AND PROCEDURES
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURE
Consent of Crowe Chizek and Company LLC
302 Certification of CEO
302 Certification of CFO
906 Certification of CEO
906 Certification of CFO

BAYLAKE CORP.

EXPLANATORY NOTE

     In reliance upon the Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), Baylake Corp. (the “Company”) omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Report”) both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the “Amendment”) to provide the information that was thus omitted from Item 9A of the Original Report, and related certifications. No other information is being amended by this Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

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

Management Report on Internal Control Over Financial Reporting.

REPORT BY MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent auditors have issued an audit report on management’s assessment of the Company’s internal control over financial reporting.

BAYLAKE CORP. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Baylake Corp. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company, maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company, as of December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2004, and our report dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Oak Brook, Illinois
April 8, 2005

BAYLAKE CORP.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

See Item 15(a) in the Original 10-K.

(b)	Exhibits

23.1	Consent of Crowe Chizek and Company LLC

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYLAKE CORP.

By:	/s/ Steven D. Jennerjohn

Steven D. Jennerjohn
Treasurer

Date:	April 27, 2005