Form 10-Q
period 2005-03-31
BAYLAKE CORP
filed 2005-05-10
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           MARCH 31, 2005
                              ---------------------------------


                                       OR


            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ---------------------

Commission file number                      0-8679
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

Yes    X        No
    -------        -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    X        No
    -------        -------


                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of May 4, 2005: 7,697,777 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                   --------
         Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) as of March 31, 2005 and
              December 31, 2004                                                        3

         Consolidated Statements of Income and Comprehensive Income (Unaudited)
              for the three months ended March 31, 2005 and 2004                       4

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
              for the three months ended March 31, 2005 and 2004                       5

         Consolidated Statements of Cash Flows (Unaudited) for the three months
              ended March 31, 2005 and 2004                                            6-7

         Notes to Consolidated Unaudited Financial Statements                          8-10

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                11-32

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           32-33

         Item 4.  Controls and Procedures                                              33-34

PART II - OTHER INFORMATION

         Signatures                                                                    35

EXHIBIT INDEX

         Exhibit 31.1 Certification pursuant to Section 302                            36
         Exhibit 31.2 Certification pursuant to Section 302                            38
         Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350                 40
         Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350                 41

                         BAYLAKE CORP. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      March 31, 2005 and December 31, 2004
                        (Amounts in thousands of dollars)

                                                                                   March 31,     December 31,
                                                                                 ------------    ------------
                                                                                     2005             2004
                                                                                 ------------    ------------
ASSETS
Cash and due from financial institutions                                         $     15,495    $     20,727
Federal funds sold                                                                         --           5,445
                                                                                 ------------    ------------
    Cash and cash equivalents                                                          15,495          26,172

Securities available for sale                                                         201,722         197,392
Loans held for sale                                                                       813           1,349
Loans, net of allowance after $10,279 and $10,445                                     773,600         746,783
Cash value of life insurance                                                           22,257          21,561
Premises and equipment, net                                                            26,457          24,777
Federal Home Loan Bank stock                                                            7,803           7,697
Foreclosed assets, net                                                                  2,378           2,572
Goodwill                                                                                5,723           5,723
Accrued interest receivable                                                             4,781           4,330
Other assets                                                                            9,806           9,392
                                                                                 ------------    ------------

    Total assets                                                                 $  1,070,835    $  1,047,748
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest-bearing                                                         $    103,099    $    120,511
    Interest-bearing                                                                  726,859         724,030
                                                                                 ------------    ------------
       Total deposits                                                                 829,958         844,541
Federal Home Loan Bank advances                                                       115,190         100,192
Federal funds purchased and repurchase agreements                                      25,494           1,284
Subordinated debentures                                                                16,100          16,100
Accrued expenses and other liabilities                                                  8,387           8,272
Dividends payable                                                                          --           1,154
                                                                                 ------------    ------------
    Total liabilities                                                                 995,129         971,543

Common stock, $5 par value, authorized 50,000,000; issued- 7,720,936 shares in
  2005, 7,715,936 shares in 2004; outstanding-
  7,697,777 shares in 2005, 7,692,777 shares in 2004                                   38,605          38,580
Additional paid-in capital                                                              8,845           8,806
Retained earnings                                                                      29,704          28,275
Treasury stock (23,159 shares in 2005 and 2004)                                          (625)           (625)
Accumulated other comprehensive income (loss)                                            (823)          1,169
                                                                                 ------------    ------------
    Total stockholders' equity                                                         75,706          76,205
                                                                                 ------------    ------------

       Total liabilities and stockholder equity                                  $  1,070,835    $  1,047,748
                                                                                 ============    ============

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                   Three months ended March 31, 2005 and 2004
             (Amounts in thousands of dollars except per share data)

                                                           2005      2004
                                                         -------   -------
Interest and dividend income
    Loans, including fees                                $11,663   $ 9,890
    Taxable securities                                     1,729     1,576
    Tax exempt securities                                    403       392
    Federal funds sold and other                              17         3
                                                         -------   -------
       Total interest and dividend income                 13,812    11,861

Interest expense
    Deposits                                               3,827     3,018
    Federal funds purchased and repurchase agreements        173       112
    Federal Home Loan Bank advances and other debt           737       479
    Subordinated debentures                                  461       412
                                                         -------   -------
       Total interest expense                              5,198     4,021
                                                         -------   -------

NET INTEREST INCOME                                        8,614     7,840

Provision for loan losses                                     30       775
                                                         -------   -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        8,584     7,065

Other income
    Fees from fiduciary activities                           179       174
    Fees from loan servicing                                 283       243
    Fees for other services to customers                   1,098       970
    Gains from sales of loans                                208       308
    Increase in cash surrender value of life insurance       227       198
    Other income                                             268        77
                                                         -------   -------
       Total other income                                  2,263     1,970

Noninterest expenses
    Salaries and employee benefits                         4,528     3,865
    Occupancy expense                                        536       522
    Equipment expense                                        307       369
    Data processing and courier                              278       283
    Operation of other real estate                            48       125
    Other operating expenses                               1,348     1,208
                                                         -------   -------
       Total other expenses                                7,045     6,372
                                                         -------   -------

INCOME BEFORE INCOME TAX EXPENSE                           3,802     2,663

Income tax expense                                         1,218       767
                                                         -------   -------

NET INCOME                                               $ 2,584   $ 1,896
                                                         =======   =======
COMPREHENSIVE INCOME                                     $   592   $ 3,306
                                                         =======   =======

Basic earnings per common share                          $  0.34   $  0.25
Diluted earnings per common share                        $  0.33   $  0.25


     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          Three months ended March 31,
           (Amounts in thousands of dollars except for per share data)

                                                                                                           Accumulated
                                                 Common Stock        Additional                               Other
                                             ---------------------    Paid-in      Retained    Treasury   Comprehensive  Total
                                              Shares       Amount     Capital      Earnings      Stock       Income      Equity
                                             ---------   ---------   ----------   ---------    ---------  ------------- ---------
BALANCE, JANUARY 1, 2004                     7,604,977   $  38,141    $  8,163   $  21,864    $    (625)   $   2,085    $  69,628
Net income for the year                             --          --          --       1,896           --           --        1,896
Net changes in unrealized gain (loss)
  on securities available for sale,
  net of $793 deferred taxes                        --          --          --          --           --        1,410        1,410
                                                                                                                        ---------
    Total comprehensive income                                                                                              3,306
Stock options exercised                         22,500         112         146          --           --           --          258
Tax benefit from exercise of stock options          --          --          25          --           --           --           25
Cash dividends declared ($0.14 per share)           --          --          --      (1,067)          --           --       (1,067)
                                             ---------   ---------   ---------   ---------    ---------    ---------    ---------
BALANCE, MARCH 31, 2004                      7,627,477   $  38,253   $   8,334   $  22,693    $    (625)   $   3,495    $  72,150
                                             =========   =========   =========   =========    =========    =========    =========

BALANCE, JANUARY 1, 2005                     7,692,777   $  38,580   $   8,806   $  28,275    $    (625)   $   1,169    $  76,205
Net income for the year                             --          --          --       2,584           --           --        2,584
Net changes in unrealized gain (loss)
  on securities available for sale,
  net of $(1,108) deferred taxes                    --          --          --          --           --       (1,992)      (1,992)
                                                                                                                        ---------
    Total comprehensive income                                                                                                592
Stock options exercised                          5,000          25          24          --           --           --           49
Tax benefit from exercise of stock options          --          --          15          --           --           --           15
Cash dividends declared ($0.15 per share)           --          --          --      (1,155)          --           --       (1,155)
                                             ---------   ---------   ---------   ---------    ---------    ---------    ---------
BALANCE, MARCH 31, 2005                      7,697,777   $  38,605   $   8,845   $  29,704    $    (625)   $    (823)   $  75,706
                                             =========   =========   =========   =========    =========    =========    =========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three months ended March 31, 2005 and 2004
                        (Amounts in thousands of dollars)

                                                              2005        2004
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income to net cash provided by
  operating activities:
    Net income                                              $  2,584    $  1,896
    Adjustments to reconcile net income to net cash
      provided to operating activities:
       Depreciation and amortization                             436         489
       Provision for losses on loans                              30         775
       Net amortization of securities                            163         135
       Increase in cash surrender value of life insurance       (226)       (198)
       Federal Home Loan Bank stock dividend                    (106)       (118)
       Net realized gain on sale of securities                    --          --
       Net gain on sale of loans                                (208)       (308)
       Proceeds from sale of loans held for sale               8,499      18,124
       Origination of loans held for sale                     (7,754)    (19,400)
       Net gain from disposal of other real estate               (21)        (52)

       Changes in assets and liabilities:
          Accrued interest receivable and other assets           256        (350)
          Accrued expenses and other liabilities                 115         229
                                                            --------    --------
              Net cash provided by operating activities        3,768       1,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available-for-sale            2,938       9,342
Purchase of securities available-for-sale                    (10,530)    (12,524)
Proceeds from sale of other real estate owned                    215         283
Proceeds from sale of premises and equipment                     157          --
Loan originations and payments, net                          (26,847)    (18,201)
Additions to premises and equipment                           (2,273)     (2,020)
Investment in bank-owned life insurance                         (470)         --
                                                            --------    --------
    Net cash used in investing activities                    (36,810)    (23,120)


     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2005 and 2004
                        (Amounts in thousands of dollars)


                                                    2005        2004
                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                            $(14,583)   $ (9,230)
Net change in federal funds purchased and
   repurchase agreements                            24,210      16,023
Proceeds from Federal Home Loan Bank advances       15,000      10,000
Repayments on Federal Home Loan Bank advances           (2)         (1)
Payments on other borrowings and long-term debt         --         (53)
Proceeds from exercise of stock options                 49         283
Cash dividends paid                                 (2,309)     (2,127)
                                                  --------    --------
    Net cash provided by financing activities       22,365      14,895
                                                  --------    --------

Net change in cash and cash equivalents            (10,677)     (7,003)

Beginning cash and cash equivalents                 26,172      24,226
                                                  --------    --------

ENDING CASH AND CASH EQUIVALENTS                  $ 15,495    $ 17,223
                                                  ========    ========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


1. The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.'s 2004 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of March 31, 2005 and December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the entire year.

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

3. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by weighted average number of common shares and common stock equivalents. The following table shows the computation of the basic and diluted earnings per share for the three months ended March 31 (dollars in thousands, except per share amounts):

                                                   Three months ended March 31,
                                                       2005              2004
                                                   ----------        ----------
(NUMERATOR):
Net income                                         $    2,584        $    1,896
(DENOMINATOR):
Weighted average number of common shares            7,695,721         7,612,356
outstanding-basic
Dilutive effect of stock options                      100,849            64,652
                                                   ----------        ----------
Weighted average of common shares outstanding       7,796,570         7,677,009
and assumed conversion-diluted
BASIC EPS                                          $     0.34        $     0.25

DILUTED EPS                                        $     0.33        $     0.25

                         BAYLAKE CORP. AND SUBSIDIARIES

4. Baylake Corp. declared a cash dividend of $0.15 per share payable on March 15, 2005 to shareholders of record as of March 1, 2005.

5. The Company has a non-qualified stock option plan, which is described more fully in the Company's December 31, 2004 Annual Report on Form 10-K. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price at least equal to the fair market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                   Three months ended March 31,
                                                      Amounts in thousands,
                                                      except per share data
                                                  ----------------------------
                                                     2005              2004
                                                  ---------         ---------
Net income, as reported                           $   2,584         $   1,896
Less:  Total stock-based employee
compensation cost determined under the
fair value based method, net of income taxes            (14)              (27)
                                                  ---------         ---------
Pro forma net income                                  2,570             1,869
Earnings per share:
  Basic - as reported                             $    0.34         $    0.25
  Basic - pro forma                               $    0.33         $    0.25
  Diluted - as reported                           $    0.33         $    0.25
  Diluted - pro forma                             $    0.33         $    0.24

         The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

6. Certain amounts reported in the March 31, 2004 Form 10-Q have been reclassified to conform to the March 31, 2005 presentation.

7. Effect of Newly Issued But Not Yet Effective Accounting Standards: FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the

                         BAYLAKE CORP. AND SUBSIDIARIES

         vesting period of the options. This will apply to awards granted or modified after the first year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company has ceased issuing stock options under the current plan and thus expects no further grants. However, the plan is still in existence and the Company has reserved the right to grant additional options. Existing options that will vest after adoption date are expected to result in an immaterial amount of compensation expense during 2005 though 2008.

         SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

         The effect of these new standards on the Company's financial position and results of operations is not expected to be material upon adoption.

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

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three months ended March 31, 2005 and 2004 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.


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

Allowance for Loan Losses: The allowance for loan losses ("ALL") is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and the estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specified and general components. The specific component relates to loans that are individually classified as impaired or loans other classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral, if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of the acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment, and any such impairment will be recognized in the period identified.

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

The Department sent letters in July 2004 to financial institutions in Wisconsin, whether or not they are undergoing an audit, reporting on settlements involving 17 banks and their out-of-state investment subsidiaries. The letter provided a summary of currently available settlement parameters. For periods before 2004, they include: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes for a limited period of time; and interest (but not penalties) on any past-due taxes. For 2004 and going forward, there are similar provisions plus limits on the amount of subsidiaries' assets as to which their income will be excluded from Wisconsin tax. Settlement on the terms outlined would result in the Department's rescission of related prior letter rulings, and would purport to be binding going forward except for future legislation or change by mutual agreement. By implication, the Department appears to accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes.

The Company continues to believe that it has reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and the Department's prior longstanding interpretations thereof, including interpretations issued specifically to it. However, in view of the Department's subsequent change in position (even if that change does not have a basis in law), the aggressive stance now being taken by the Department, the settlements by some other banks, and the potential effect that decisions by other similarly situated institutions may have on the Company's alternatives going forward, the Company has determined that it would be prudent to obtain and consider a settlement proposal from the Department; however, the Company has not yet received a specific proposal nor has any assessment been made against the Company or its subsidiaries. The Company will need to review any settlement proposal in more specific detail to quantify in any definitive way the Department's view of its exposure and to evaluate alternatives. Although there will likely be challenges to the Department's actions and interpretations, the Bank's net income would be reduced if the Department succeeds in its actions and interpretations. The Bank could also incur costs in the future to address any action taken against it by the Department.



RESULTS OF OPERATIONS

The following table sets forth the Company's net income and related summary information for the three-months periods ended March 31, 2005 and 2004, as well as comparisons between the respective periods.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ in thousands, except per share data)

                               Three months       Three months
                                   ended             ended         % Increase or
                              March 31, 2005     March 31, 2004      decrease
                              --------------     --------------    -------------
Net income                    $        2,584     $        1,896        36.3%
EPS-basic                     $         0.34     $         0.25        36.0%
EPS-diluted                   $         0.33     $         0.25        32.0%
Return on average assets                0.98%              0.78%       25.7%

                               Three months       Three months
                                   ended             ended         % Increase or
                              March 31, 2005     March 31, 2004      decrease
                              --------------     -------------     ------------
Return on average equity               13.49%            10.80%        24.9%
Efficiency ratio (1)                   63.03%            63.13%         0.2%

(1) Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding investment securities gains, net

The increase in net income for the three-month periods is primarily due to increased net interest income, other income and a reduction in the provision for loan losses. This increase was partially offset by an increase in other expenses and income tax expense.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income on a tax-equivalent basis plus other non-interest income), accounting for 79.8% of total operating income for the three months ended March 31, 2005, as compared to 80.5% for the same period in 2004. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended March 31, 2005 increased $792,000, or 9.8%, to $8.9 million from $8.1 million over the comparable period a year ago. The increase results from improvement in our net interest margin and from increased loan levels.

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

The net interest margin for the first quarter of 2005 was 3.66%, up 10 basis points ("bps") from 3.56% for the comparable period in 2004. This comparable period increase was attributable to an 8 bps increase in interest rate spread (the net result of a 48 bps increase in the yield on earning assets offset partially by a 40 bps increase in the cost of interest-bearing liabilities).

As the Federal Reserve Board ("FRB") has steadily increased interest rates during the latter half of 2004 and the early part of 2005, average interest rates were higher in 2005 than in 2004. Interest rates rose steadily during the quarter with two rate increases totaling 50 bps between the comparable first quarter periods. The Company had positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, the rate increases impacted net interest income positively. The Company expects that in a gradually increasing interest rate environment, we would continue to anticipate that our income statement would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of increases could affect that trend

For the three months ended March 31, 2005, average-earning assets increased $61.4 million, or 6.7%, when compared to the same period last year. The Company recorded an increase in average loans of $40.3 million, or 5.6%, for the first quarter of 2005 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities, which further positively affected income in the quarter.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread increased for the quarter ended March 31, 2005 when compared to the same period a year ago. The interest rate spread increased 8 bps to 3.40% at March 31, 2005 from 3.32% in the same quarter in 2004. While the average yield on earning assets increased 48 bps during the period, the average rate paid on interest-bearing liabilities increased 40 bps over the same period. The increase in the rates paid on interest-bearing liabilities occurred as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank. We would expect that trend to continue in light of the recent Federal Reserve Board interest rate increases.


                                     TABLE 2
             NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
                                ($ In thousands)

                          Three months ended March 31,

                                                   2005                                 2004
                              --------------------------------------    -------------------------------------
                                             Interest      Average                    Interest       Average
                                Average       income/       yield/        Average      income/        yield/
                                Balance       expense        rate         Balance      expense         rate
                              ----------    ----------    ----------    ----------    ----------   ----------
ASSETS
Earning assets:
Loans, net                    $  766,068    $   11,756          6.14%   $  725,786    $    9,971         5.50%
Taxable securities               169,410         1,729          4.08%      151,648         1,576         4.16%
Tax exempt securities             35,243           611          6.95%       33,718           594         7.05%
Federal funds sold
and interest bearing
due from banks                     3,281            17          2.07%        1,437             3         0.84%
                              ----------    ----------    ----------    ----------    ----------   ----------

Total earning assets             974,002        14,113          5.80%      912,589        12,144         5.32%
                              ----------    ----------    ----------    ----------    ----------   ----------
Non-interest earning assets       76,598                                    70,516
                              ----------                                ----------
Total assets                  $1,050,600                                $  983,105
                              ----------                                ----------
LIABILITIES AND
STOCKHOLDERS'EQUITY
Interest-bearing
liabilities:

Total interest-
bearing deposits                 721,631         3,827          2.12%      678,190         3,018         1.78%


                                                   2005                                 2004
                              --------------------------------------    -------------------------------------
                                             Interest       Average                   Interest      Average
                                Average       income/       yield/        Average      income/        yield/
                                Balance       expense        rate         Balance      expense        rate
                              ----------    ----------    ----------    ----------    ----------   ----------
Short-term borrowings             23,256           165          2.84%       33,172           110         1.33%
Customer repurchase
agreements                         1,538             8          2.08%        1,024             2         0.78%
Federal Home
Loan Bank advances               102,024           737          2.89%       82,784           479         2.31%
Subordinated debentures           16,100           461         11.45%       16,100           412        10.24%
                              ----------    ----------    ----------    ----------    ----------   ----------
Total interest-bearing
liabilities                   $  864,549    $    5,198          2.40%   $  811,270    $    4,021         2.00%
                              ----------    ----------    ----------    ----------    ----------   ----------
Demand deposits                  102,036                                    94,625
Accrued expenses and
other liabilities                  7,373                                     6,602
                              ----------                                ----------

Stockholders' equity              76,642                                    70,608
                              ----------                                ----------

Total liabilities and
stockholders' equity          $1,050,600                                $  983,105
                              ----------                                ----------

Interest rate spread                        $    8,915          3.40%                 $    8,123         3.32%
Net interest margin                                             3.66%                                    3.56%
                                                          ----------                               ----------


The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.7% and 92.8%, respectively, for the first three months of 2005 and 2004, respectively.

Provision for Loan Losses

The provision for loan losses ("PFLL") is the cost of providing an allowance for probable incurred losses. Prior to the third quarter of 2004, the Company determined the allowance by risk rating loans that were classified as substandard or doubtful thru a grading process that was predicated on various risk rating matrices and the assignment of potential loss based on those ratings. In addition, the remaining loans in the portfolio were assigned risk weightings based on their various classifications. During the third quarter of 2004, the Company further enhanced its methodologies to individually review substandard and doubtful loans for impairment and bring other factors into the process to evaluate the ALL. The Company made these enhancements to more accurately reflect the risk inherent in the loan portfolio by engaging in the additional analysis.

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

As a result of this process, the PFLL for the first three months of 2005 was $30,000 as compared to a PFLL of $775,000 for the first three months in 2004. The calculation of the amount took into account net improvements in the loan portfolio in the period. Net loan charge-offs in the first three months of 2005 were $196,000 compared with net charge-offs of $283,000 for the same period in 2004. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.10% for the first three months of 2005 compared to 0.16% for the same period in 2004. For the three months ended March 31, 2005, non-accrual loans increased $2.4 million, in part as the result of a transfer to non-accrual of a $2.1 million commercial real estate credit from the watch list. As a result, there was not a material change in the amount of reserve allocated to this credit. At the end of April, this credit had been reduced to $1.1 million and was current. Restructured loans decreased significantly, primarily as a result of a $4.8 million credit that has improved in asset quality and has performed according to the modified loan terms and has been transferred to a performing loan status, as a result. Total non-performing loans therefore decreased $3.1 million in the quarter.

                                     TABLE 3
                            ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                                       For the three      For the three
                                        months ended       months ended
                                       March 31, 2005     March 31, 2004
                                       --------------     --------------
Allowance for Loan Losses ("ALL)
Balance at beginning of period         $       10,445     $       12,159
Provision for loan losses                          30                775
Charge-offs                                       336                410
Recoveries                                        140                127
Balance at end of period               $       10,279     $       12,651

Net charge-offs ("NCOs:)               $          196     $          283

As described more fully in Table 7 below, non-accrual loans increased during the period from December 31, 2004, however, the total amount of non-performing loans decreased by $3,052,000 and non-performing assets decreased by $3,246,000. Furthermore, despite the increase in non-accrual loans during the quarter ended March 31, 2005, the required allocation of the allowance for such loans increased only minimally resulting in a provision of $30,000 for the first quarter of 2005.

Management believes that the current provision conforms to the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. However, a decline in the quality of our loan portfolio, as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the allowance. If there are significant charge-offs against the allowance, or we otherwise determine that the allowance is inadequate, we will need to make higher provisions in the future. See "Risk Management and the Allowance for Loan Losses" and "Non-Performing Loans, Potential Problem Loans and Other Real Estate" below for more information related to non-performing loans.

Non-Interest Income

Total non-interest income increased $293,000, or 14.9% to $2.3 million for the first quarter of 2005 when compared to the first quarter of 2004. The non-interest income to average assets ratio was 0.86% for the three months ended March 31, 2005 compared to 0.81% for the same period in 2004. The increase in non-interest income for the three-month periods is mainly due to increases in other services to customers and other income offset by a decrease in gains from sales of loans.

Table 4 reflects the various components of non-interest income for the comparable quarters.


                                     TABLE 4
                               NON-INTEREST INCOME
                                ($ in thousands)

                                        Three months ended       Three months ended      % Change from prior
                                          March 31, 2005           March 31, 2004                year
                                        ------------------       ------------------      -------------------
Fees from fiduciary activities                         179                      174                     2.9%
Fees from loan servicing                               283                      243                    16.5%
Service charges on deposit accounts                    725                      655                    10.7%
Other fee income                                       187                      167                    12.0%
Financial services income                              186                      148                    25.7%
Gains from sales of loans                              208                      308                  (32.5%)
Increase in cash surrender
value of life insurance                                227                      198                    14.6%
Gain on sale of bank assets                            179                        0                       NM
Other income                                            89                       77                    15.6%
                                                     -----                    -----                  ------

Total Other Income                                   2,263                    1,970                    14.9%


Service charges on deposit accounts increased $70,000 for the three-month period ended March 31, 2005 due in part to the implementation of an overdraft privilege program started in the third quarter of 2004 and other price increases implemented during the latter part of 2004.

In the first quarter of 2005, gains from sales of loans were affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates. In comparison, the same period in 2004 saw slightly higher levels of loan refinancing as a result of the historically low interest rate environment. Gains from sales of loans decreased $100,000 between the comparable quarters of 2005 and 2004. The decrease was driven primarily by secondary mortgage and commercial loan production (loan production to be sold to the secondary market) and resulting sales. As interest rates have increased over the quarter, the Company has seen a decrease in the number of loan applications. Secondary loan production declined 60.0% between the comparable first three-month periods ($7.7 million in the first three months of 2005 versus $19.4 million in the first three months of 2004).

For the three-month period ended March 31, 2005, the increase in other income was related to a gain on sale of stock of $179,000 in connection with a third party acquisition of Pulse (an ATM operator/provider) in which the Bank held shares.

Financial service income increased $38,000, or 25.7%, as a result of additional business generated and aided by favorable market conditions.


Non-Interest Expense

Non-interest expense increased $673,000 or 10.6%, to $7.0 million for the three months ended March 31, 2005 compared to the same period in 2004. The non-interest expense to average assets ratio was 2.68% for the three months ended March 31, 2005 compared to 2.61% for the same period in 2004.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expenses to average assets ratio was 1.82% for the three months ended March 31, 2005 compared to 1.80% for the same period in 2004. The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income. The efficiency ratio for the three months ended March 31, 2005 was 63.03% compared to 63.13% for the same period in 2004.

                                     TABLE 5
                              NON-INTEREST EXPENSE
                                ($ in thousands)

                                        Three months ended       Three months ended      % Change from prior
                                          March 31, 2005           March 31, 2004                year
                                        ------------------       ------------------      -------------------
Salaries and employee benefits                      4,528                     3,865                    17.2%
Occupancy                                             536                       522                     2.7%
Equipment                                             307                       369                  (16.8%)
Data processing and courier                           278                       283                   (1.8%)
Operation of other real estate                         48                       125                  (61.6%)
Business development and advertising                  204                       127                    60.6%
Charitable contributions                               92                       102                   (9.8%)
Stationary and supplies                               112                       109                     2.8%
Director fees                                          82                        98                  (16.3%)
FDIC                                                   27                        29                   (6.9%)
Mortgage servicing rights amortization                 62                        66                   (6.1%)

Legal and professional                                176                        92                    91.3%
Other operating                                       593                       585                     1.4%
                                                    -----                     -----                  ------

Total non-interest expense                          7,045                     6,372                    10.6%

Salaries and employee benefits showed an increase of $663,000, or 17.2%, to $4.5 million for the first quarter of 2005 compared to the same period in 2004. The number of full-time equivalent employees was 308 as of March 31, 2005 compared to 300 as of March 31, 2004. For the three months ended March 31, 2005, salary-related expenses increased $132,000, or 4.9%, due principally to merit increases between the years. In the first quarter, the Company implemented the Baylake Bank Supplemental Executive Retirement Plan ("Plan"), which is intended to provide certain management and highly compensated employees of the Bank who have contributed, and are expected to continue to contribute, to the Bank's success by providing for deferred compensation in addition to that available under the Bank's other retirement programs. It amounted to approximately $300,000 in expenses related to the vested portion of the Plan contributions in the first quarter of 2005. Accrued bonus expense and benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for the balance of 2005 and for 2006. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue in future years.

Expenses related to the operation of other real estate owned decreased $77,000 to $48,000 for the 2005 three-month period compared to the same period in 2004. Included in these expenses were net gains taken on the sale of other real estate owned amounting to $43,000 for the first three months of 2005 compared to net gains taken on sale of $52,000 for the same period in 2004. In addition, costs related to the holding of other real estate owned properties decreased $86,000 to $91,000 for the first three months of 2005.

Legal and professional expense for 2005 increased substantially, by $84,000, to $176,000. The increase was the result of increased costs relative to SEC compliance primarily as a result of enhanced requirements imposed by the Sarbanes-Oxley Act of 2002 and related SEC actions.

Income Taxes

Income tax expense for the Company for the three months ended March 31, 2005 was $1.2 million, an increase of $451,000, or 58.8%, compared to the same period in 2004. The higher tax expense in 2005 reflected the Company's increase in before tax earnings.

The Company's effective tax rate (income tax expense divided by income before taxes) was 32.0% for the three months ended March 31, 2005 compared with 28.8% for the same period in 2004. The effective tax rate of 32.0% consisted of a federal effective tax rate of 27.8% and Wisconsin State effective tax rate of 4.2%. Taxable income increased while tax-exempt interest income from municipal investments and income from BOLI did not increase in a like manner.

 Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Company undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See "Critical Accounting Policies-Income Tax Accounting" above regarding Wisconsin tax matters which may affect our income tax expense.

BALANCE SHEET ANALYSIS

Loans

At March 31, 2005, total loans increased $26.7 million, or 3.5%, to $783.9 million from $757.2 million at December 31, 2004. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $437.4 million at March 31, 2005 compared to $424.7 million at December 31, 2004. In addition, growth in real estate construction loans increased to $93.2 million at March 31, 2005 compared to $80.4 million at December 31, 2004. Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):


                                     TABLE 6
                             LOAN PORTFOLIO ANALYSIS
                                ($ in thousands)

                                                       March 31,    December 31,     Percent
                                                         2005           2004          change
                                                     ------------   ------------   ------------
Amount of loans by type
Real estate-mortgage
  Commercial                                         $    437,447   $    424,712            3.0%
  1-4 family residential
      First liens                                          79,646         78,321            1.7%
      Junior liens                                         20,671         20,244            2.1%
      Home equity                                          34,918         35,785           (2.4%)
Commercial, financial and agricultural                     86,427         83,787            3.2%
Real estate-construction                                   93,211         80,384           16.0%
Installment
  Credit cards and related plans                            2,117          2,152           (1.6%)
  Other                                                    11,855         11,784            0.6%
  Obligations of states and political subdivisions         17,993         20,457          (12.0%)
Less:  deferred origination fees, net of costs                406            398            2.0%
                                                     ------------   ------------   ------------
      Total                                          $    783,879   $    757,228            3.5%

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

As indicated in Table 3 above, the ALL at March 31, 2005 was $10.3 million compared with $10.4 million at the end of 2004. This was based on management's analysis of the loan portfolio risk at March 31, 2005. As such a provision expense of $30,000 was recorded for the quarter ended

March 31, 2005. The quarter to date provision has decreased by $745,000 compared to the same period in 2004, as discussed previously.

The provision for loan losses is predominately a function of management's evaluation of the loan portfolio, with particular emphasis directed toward non-performing and other potential problem loans. During these evaluations, consideration is also given to such factors as management's evaluation of specific loans, the level and composition of impaired loans, other non-performing loans, historical loan experience, results of examinations by regulatory agencies and various other factors.

On a quarterly basis, management reviews the adequacy of the ALL. Commercial credits are graded by the loan officers and the loan review function validates the officers' grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are know differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and non-performing loans) are reviewed and classified as to potential loss exposure.

Based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board ("FASB") Statement No. 5, "Accounting for Contingencies," and FASB Statements No. 114 and 118, "Accounting by Creditors for Impairment of a Loan," the analysis of the ALL consists of two components:
(i) specific credit allocation established for expected losses resulting from analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for each loan category and adjusted for economic conditions as well as specific and other factors in the markets in which the Company operates.

In prior years the Company did not consistently use subjective reserves based on general economic conditions and specific economic factors as a component of the ALL analysis, but rather used the unallocated portion of the ALL to recognize this inherent factor. During the third quarter of 2004, as part of its review of internal control over financial reporting and efforts to improve that control, the Company refined the process to calculate the ALL to use the subjective factors and thus the previously unallocated portion was allocated to the various loan categories. Management believes that there would be no change in the balance of the ALL if this approach was used in all of the years presented.

The specific credit allocation of the ALL is based on a regular analysis of loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less cost of sale.

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

The ALL is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio has not significantly changed since year-end 2004.

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

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable incurred losses in the loan portfolio at March 31, 2005. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collection.

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

Non-performing loans are a leading indicator of future loan loss potential. Non-performing loans are defined as non-accrual loans, guaranteed loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact on the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.

Restructuring loans involve the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes.

                                     TABLE 7
                              NON-PERFORMING ASSETS
                                ($ in thousands)

                                               At or for the           At or for the            At or for the
                                               period ended            period ended             period ended
                                              March 31, 2005          March 31, 2004         December 31, 2004
                                             -----------------       -----------------       -----------------
Nonperforming Assets:
Nonaccrual loans                             $           8,288       $          10,574       $           5,920
Accruing loans past due 90 days or more                      0                       0                       0
Restructured loans                                       1,111                   5,163                   6,531
                                             -----------------       -----------------       -----------------

Total nonperforming loans ("NPLs")           $           9,399       $          15,737       $          12,451
Other real estate owned                                  2,378                   2,816                   2,572
                                             -----------------       -----------------       -----------------

Total nonperforming assets ("NPAs")          $          11,777       $          18,553       $          15,023
Ratios:
ALL to NCO's (annualized)                                12.93                   11.11                    3.15
NCO's to average loans (annualized)                       0.10%                   0.16%                   0.45%
ALL to total loans                                        1.31%                   1.73%                   1.38%
NPL's to total loans                                      1.20%                   2.16%                   1.64%
NPA's to total assets                                     1.10%                   1.87%                   1.43%
ALL to NPL's                                            109.36%                  80.39%                  83.89%


As indicated in Table 7, non-performing loans at March 31, 2005 were $9.4 million compared to $12.5 million at December 31, 2004. Non-accrual loans represented $8.3 million of the total non-performing loans. Real estate non-accrual loans accounted for $7.5 million of the total, of which $1.1 million was residential real estate, $2.1 million was real estate construction and $4.3 million was commercial real estate, while commercial and industrial non-accrual loans total $723,000. Of the restructured loans at March 31, 2005, approximately $470,000 consisted of one commercial credit and conditional loan as to which the Bank has granted various concessions as a result of the borrowers' past cash flow problems. Restructured loans were $1.1 million at March 31, 2005 compared with $6.5 million at year-end 2004. As a result the ratio of non-performing loans to total loans at March 31, 2005 was 1.20% compared to 1.64% at end of year 2004. The Company's ALL was 109.4% of total non-performing loans at March 31, 2005 compared to 83.9% at end of year 2004.

Non-performing assets (non-performing loans plus other real estate owned assets) at March 31, 2005 were $11.8 million compared to $15.0 million at December 31, 2004. Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of two residential and twelve commercial properties totaling $2.4 million. Other real estate owned at December 31, 2004 totaled $2.6 million and consisted of sixteen properties.

Potential problem loans are currently performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. At March 31, 2005, potential problem loans amounted to $2.5 million compared to a total of $9.3 million at December 31, 2004.


Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, an increase in its earning potential.

At March 31, 2005, the investment portfolio (which includes investment securities available for sale) increased $4.3 million, or 2.2%, to $201.7 million from $197.4 million at December 31, 2004. At March 31, 2005 and December 31, 2004, the investment portfolio represented 18.8% of total assets.

Securities available for sale consist of the following:

                                     TABLE 8
                          INVESTMENT SECURITY ANALYSIS
                                At March 31, 2005
                                ($ in thousands)

                                            Gross          Gross
                                         Unrealized      Unrealized
                                           Gains           Losses        Fair Value
                                         ----------      ----------      ----------
Securities available for sale
Obligations of U.S.
Treasury & other U.S. agencies                  517             994          59,741
Mortgage-backed securities                       13           2,057          95,689
Obligations of states &
political subdivisions                        1,233             109          38,120
Private placement                                76               0           1,070
Other securities                                  0               0           7,102
                                         ----------      ----------      ----------
Total securities available for sale      $    1,839      $    3,160      $  201,722

                              At December 31, 2004
                                ($ in thousands)

                                            Gross          Gross
                                         Unrealized      Unrealized
                                           Gains           Losses        Fair Value
                                         ----------      ----------      ----------
Securities available for sale
Obligations of U.S.
Treasury & other U.S. Agencies           $      965      $      214      $   59,547
Mortgage-backed securities                      190             794          99,360
Obligations of states &
political subdivisions                        1,556               0          33,973
Private placement                                76               0           1,070
Other securities                                  0               0           3,442
                                         ----------      ----------      ----------
Total investment securities              $    2,787      $    1,008      $  197,392


Deposits

Total deposits at March 31, 2005 decreased $14.6 million, or 1.7%, to $830.0 million from $844.5 million at December 31, 2004. Non-interest bearing deposits at March 31, 2005 decreased $17.4 million, or 14.5%, to $103.1 million from $120.5 million at December 31, 2004. Interest-bearing deposits at March 31, 2005 increased $2.8 million, or 0.4%, to $726.9 million from $724.0 million at December 31, 2004. Brokered CD's totaled $182.8 million at March 31, 2005 compared to $175.4 million at December 31, 2004. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2005 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2005 and in 2006 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Under that scenario, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.


Borrowings

Federal funds purchased and securities under agreements to repurchase at March 31, 2005 increased $24.2 million to $25.5 million from $1.3 million at December 31, 2004. Federal funds purchased increased from no funds purchased at December 31, 2004 to $23.7 million at March 31,

2005 accounting for the majority of the increase. These have increased to fund the growth in the loan portfolio which was coupled with a decrease in core deposits during the quarter ended March 31, 2005.

Federal Home Loan Bank Advances totaled $115.2 million at March 31, 2005 compared to $100.2 million at December 31, 2004. Typically, borrowings increase in order to fund growth in the loan portfolio in periods when borrowings increase more rapidly than deposits. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust, formed by the Company. The aggregate principal amount of the debentures due 2031, to the trust is $16,597,940. For additional details, please make reference to the Consolidated Financial Statements and the accompanying footnotes on the Company's Form 10-K for the year 2004.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for discussion with respect to the Company's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in Form 10-K have not materially changed since that report was filed.

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

                                     TABLE 9
                           LENDING RELATED COMMITMENTS
                                ($ in thousands)

                                           March 31, 2005       December 31, 2004
                                         -----------------      -----------------
Commitments to fund home
equity line loans                        $          53,209      $          45,101
Commitments to fund
commercial real estate loans                         4,113                  5,314
Commitments unused on various other
lines of credit loans                              144,366                135,889
                                         -----------------      -----------------
Total commitments to extend credit       $         201,688      $         186,304
Financial standby letters of credit      $          22,921      $          23,428

The following table summarizes the Company's significant contractual obligations and commitments at March 31, 2005:

                                    TABLE 10
                             CONTRACTUAL OBLIGATIONS
                                ($ in thousands)


(IN THOUSANDS)           WITHIN 1 YEAR    1-3 YEARS    3-5 YEARS   AFTER 5 YEARS      TOTAL
--------------           -------------    ---------    ---------   -------------    --------
Federal funds
purchased and
repurchase
agreements                  $ 25,494      $      0      $      0      $      0      $ 25,494

Federal Home Loan
Bank advances                 90,000             0           190        25,000       115,190

Subordinated
debentures                         0             0             0        16,100        16,100

Purchase
obligations-facilities         2,300             0             0             0         2,300

Operating leases                  94           246           183             0           523
                            --------      --------      --------      --------      --------
Total                       $117,888      $    246      $    373      $ 41,100      $159,607

LIQUIDITY

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $1.2 million for the first three months of 2005 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $2.3 million in the first three months of 2005.

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

Maturing investments have been a primary source of liquidity at the Bank. For the three months ended March 31, 2005, principal payments totaling $2.9 million were received on investments. $10.5 million in investments were purchased in the first three months of 2005. This resulted in net cash of $7.6 million used in investing activities for the first three months of 2005. At March 31, 2005 the investment portfolio contained $155.4 million of U.S. Treasury and federal agency backed securities representing 77.1% of the total investment portfolio. These securities tend to be highly marketable.

Deposit growth is typically another source of liquidity for the Bank in the latter half of each year, although deposits typically shrink in the first half resulting in a use of cash. As a financing activity reflected in the March 31, 2005 Consolidated Statements of Cash Flows, deposits decreased and resulted in $14.6 million of cash outflow during the first three months of 2005. The Company's overall deposit base decreased 1.7% for the three months ended March 31, 2005. Deposit growth is generally the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $240.1 million, or 30.6%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short-term borrowings at March 31, 2005, federal funds purchased and securities sold under agreements to repurchase totaled $25.5 million compared to $1.3 million at the end of 2004. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or long-term, are another source of funds. They total $115.2 million at March 31, 2005 and $100.2 million at December 31, 2004.

The Bank's liquidity resources were sufficient in the first three months of 2005 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first three months of 2005, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, Bank may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Capital Resources

Stockholders' equity at March 31, 2005 decreased $499,000 or 0.7% to $75.7 million, compared with $76.2 million at end of year 2004. The decrease in stockholders' equity in 2005 was primarily composed of the change in unrealized losses on available for sale securities and the payment of dividends, partially offset by retained earnings and proceeds from the exercise of stock options. The change in unrealized losses on available for sale securities amounted to $2.0 million for the first three months of 2005; this change resulted the effects of the increasing interest rate environment. Total dividends paid increased to $2.3 million in the quarter from $2.1 million in 2004, primarily as a result of an increase in the per share dividends rate to $0.15 from $0.14. Stockholders' equity to assets at March 31, 2005 was 7.07% compared to 7.27% at the end of 2004.

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

The Company had $16.6 million of junior subordinated debentures outstanding to the Trust and the Trust had $16.1 million of trust preferred securities outstanding at March 31, 2005 and December 31, 2004, respectively. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of March 31, 2005, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 23% of Company's Common Stock participate in the plan.

Cash dividends paid in the first three months of 2005 were $0.15 per share compared with $0.14 in 2004. The Company provided a 7.2% increase in normal dividends per share in 2005 over 2004 as a result of earnings for 2005. Total funds utilized in the payment of dividends was $2.3 million in the first three months of 2005, as compared to $2.1 million in the corresponding period of 2004.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first three months of 2005.

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

At March 31, 2005 and December 31, 2004, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of March 31, 2005 and December 31, 2004:

                                    TABLE 11
                                 CAPITAL RATIOS
                                ($ in thousands)


                                       Actual                   For Capital Adequacy     To Be Well
                                                                Purposes                 Capitalized under
                                                                                         Prompt Corrective
                                                                                         Action Provisions
                                       ------------------       --------------------     -----------------
                                       Amount       Ratio       Amount      Ratio        Amount      Ratio
                                       ------       -----       ------      -----        ------      -----
As of March 31, 2005
  Total Capital (to
  Risk Weighted Assets)
    Company                            96,776       10.71%      72,259      8.00%        N/A         N/A

                                       Actual                   For Capital Adequacy     To Be Well
                                                                Purposes                 Capitalized under
                                                                                         Prompt Corrective
                                                                                         Action Provisions
                                       ------------------       --------------------     -----------------
                                       Amount       Ratio       Amount      Ratio        Amount      Ratio
                                       ------       -----       ------      -----        ------      -----
    Bank                               93,071       10.32%      72,151      8.00%        90,188      10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                            86,497       9.58%       36,129      4.00%        N/A         N/A
    Bank                               82,792       9.18%       36,075      4.00%        54,113      6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                            86,497       8.29%       41,760      4.00%        N/A         N/A
    Bank                               82,792       7.93%       41,760      4.00%        52,200      5.00%

As of December 31, 2004
  Total Capital (to
  Risk Weighted Assets)
    Company                            95,433       10.95%      69,791      8.00%        N/A         N/A
    Bank                               91,521       10.53%      69,580      8.00%        86,975      10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                            84,988       9.75%       34,895      4.00%        N/A         N/A
    Bank                               81,076       9.33%       34,790      4.00%        52,185      6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                            84,988       8.27%       41,129      4.00%        N/A         N/A
    Bank                               81,076       7.91%       41,025      4.00%        51,282      5.00%

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

As of March 31, 2005, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2004, as described in the Company's 2004 Form 10-K Annual Report.

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 2005.

                                    TABLE 12
                              INTEREST SENSITIVITY
                                ($ in thousands)

                                      Change in Net Interest Income over One Year Horizon
                        --------------------------------------------------------------------------
                                  At March 31, 2005                   At December 31, 2004
Change in levels of     ----------------------------------    ------------------------------------
interest rates          Dollar change    Percentage change    Dollar change      Percentage change
                        -------------    -----------------    -------------      -----------------
+200 bp                    $1,559                4.2%             $2,357                 6.3%
+100 bp                       713                1.9%              1,092                 2.9%
Base                            0                  0%                  0                   0%
-100 bp                    (1,180)              (3.2%)            (1,756)               (4.7%)
-200 bp                    (2,544)              (6.9%)            (3,656)               (9.7%)

As shown above, at March 31, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $1.6 million or 4.2%. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by $2.5 million or 6.9%.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2005. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's disclosure controls and procedures to the Company required to be included in this quarterly report on Form 10-Q.

INTERNAL CONTROL OVER FINANCIAL REPORTING: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls subsequent to the date of such evaluation with the exception of enhancements made during the quarter to the calculation of the allowance for loan loss reserve. Such enhancement is explained in Item 2, Management's Discussion and Analysis found in the sections entitled "Provision for Loan Losses" and "Balance Sheet Analysis-Risk Management and the Allowance for Loan Losses" which discussions are incorporated by reference in this item.


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

                                               BAYLAKE CORP.
                                               -------------



Date: May 10, 2005                             /s/ Thomas L. Herlache
      ------------                             -------------------------------
                                               Thomas L. Herlache
                                               President (CEO)


Date: May 10, 2005                             /s/ Steven D. Jennerjohn
      ------------                             -------------------------------
                                               Steven D. Jennerjohn
                                               Treasurer (CFO)