Form 10-Q
period 2005-06-30
BAYLAKE CORP
filed 2005-08-09
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 0-8679

                                  BAYLAKE CORP.
             (Exact name of registrant as specified in its charter)

                Wisconsin                                        39-1268055
     (State or other jurisdiction of                        (Identification No.)
      incorporation or organization)

217 North Fourth Avenue, Sturgeon Bay, WI                           54235
 (Address of principal executive offices)                        (Zip Code)

                                 (920)-743-5551
              (Registrant's telephone number, including area code)

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

                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of August 8, 2005: 7,725,777 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

   Consolidated Balance Sheets (Unaudited) as of June 30, 2005 and
      December 31, 2004                                                       3

   Consolidated Statements of Income and Comprehensive Income
      (Unaudited) for the three and six months ended
      June 30, 2005 and 2004                                                  4

   Consolidated Statements of Changes in Stockholders' Equity
      (Unaudited) for the six months ended June 30, 2005 and 2004             5

   Consolidated Statements of Cash Flows (Unaudited) for the
      six months ended June 30, 2005 and 2004                               6-7

   Notes to Consolidated Unaudited Financial Statements                    8-10

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 11-35

   Item 3. Quantitative and Qualitative Disclosures About Market Risk     35-36

   Item 4. Controls and Procedures                                           36

PART II - OTHER INFORMATION

   Signatures                                                                38

EXHIBIT INDEX

   Exhibit 31.1 Certification pursuant to Section 302                        39
   Exhibit 31.2 Certification pursuant to Section 302                        41
   Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350             43
   Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350             44

                         BAYLAKE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2005 and December 31, 2004
                        (Amounts in thousands of dollars)

                                                     June 30, 2005   December 31,
                                                      (Unaudited)        2004
                                                     -------------   ------------
ASSETS

Cash and due from financial institutions               $   26,064     $   20,727
Federal funds sold                                             --          5,445
                                                       ----------     ----------
   Cash and cash equivalents                               26,064         26,172

Securities available for sale                             209,824        197,392
Loans held for sale                                         1,798          1,349
Loans, net of allowance after $9,564 and $10,445          786,221        746,783
Cash value of life insurance                               22,447         21,561
Premises and equipment, net                                28,085         24,777
Federal Home Loan Bank stock                                7,908          7,697
Foreclosed assets, net                                      2,096          2,572
Goodwill                                                    5,723          5,723
Accrued interest receivable                                 5,278          4,330
Other assets                                                9,791          9,392
                                                       ----------     ----------
   Total assets                                        $1,105,235     $1,047,748
                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Non-interest-bearing                                $  110,981     $  120,511
   Interest-bearing                                       733,971        724,030
                                                       ----------     ----------
      Total deposits                                      844,952        844,541
Federal Home Loan Bank advances                           115,188        100,192
Federal funds purchased and repurchase agreements          41,585          1,284
Subordinated debentures                                    16,100         16,100
Accrued expenses and other liabilities                      8,895          8,272
Dividends payable                                              --          1,154
                                                       ----------     ----------
   Total liabilities                                    1,026,720        971,543

Common stock, $5 par value, authorized 50,000,000;
   issued-7,748,936 shares in 2005, 7,715,936
   shares in 2004; outstanding-7,725,777 shares in
   2005, 7,692,777 shares in 2004                          38,745         38,580
Additional paid-in capital                                  9,056          8,806
Retained earnings                                          31,110         28,275
Treasury stock (23,159 shares in 2005 and 2004)              (625)          (625)
Accumulated other comprehensive income                        229          1,169
                                                       ----------     ----------
   Total stockholders' equity                              78,515         76,205
                                                       ----------     ----------
      Total liabilities and stockholder equity         $1,105,235     $1,047,748
                                                       ==========     ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
                Three and Six Months ended June 30, 2005 and 2004
             (Amounts in thousands of dollars except per share data)

                                                            Three months ended June 30   Six months ended June 30
                                                            --------------------------   ------------------------
                                                                  2005      2004               2005      2004
                                                                -------   -------            -------   -------
Interest and dividend income
   Loans, including fees                                        $12,944   $10,223            $24,607   $20,113
   Taxable securities                                             1,729     1,638              3,458     3,214
   Tax exempt securities                                            489       374                892       766
   Federal funds sold and other                                      16         4                 33         7
                                                                -------   -------            -------   -------
      Total interest and dividend income                         15,178    12,239             28,990    24,100
                                                                -------   -------            -------   -------

Interest expense
   Deposits                                                       4,494     2,810              8,321     5,828
   Federal funds purchased and repurchase agreements                318       110                491       222
   Federal Home Loan Bank advances and other debt                 1,014       544              1,751     1,023
   Subordinated debentures                                          462       435                923       847
                                                                -------   -------            -------   -------
      Total interest expense                                      6,288     3,899             11,486     7,920
                                                                -------   -------            -------   -------
      NET INTEREST INCOME                                         8,890     8,340             17,504    16,180
Provision for loan losses                                            91       724                121     1,499
                                                                -------   -------            -------   -------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         8,799     7,616             17,383    14,681
                                                                -------   -------            -------   -------

Other income
   Fees from fiduciary activities                                   184       188                363       362
   Fees from loan servicing                                         288       234                571       477
   Fees for other services to customers                           1,185     1,194              2,283     2,164
   Gains from sales of loans                                        177       317                385       625
   Increase in cash surrender value of life insurance               190       194                417       392
   Other income                                                     256       649                524       726
                                                                -------   -------            -------   -------
      Total other income                                          2,280     2,776              4,543     4,746
                                                                -------   -------            -------   -------

Noninterest expenses
   Salaries and employee benefits                                 4,329     3,944              8,857     7,809
   Occupancy expense                                                602       529              1,138     1,051
   Equipment expense                                                340       299                647       668
   Data processing and courier                                      298       272                576       555
   Operation of other real estate                                    81       146                129       271
   Other operating expenses                                       1,695     1,411              3,043     2,619
                                                                -------   -------            -------   -------
      Total other expenses                                        7,345     6,601             14,390    12,973
                                                                -------   -------            -------   -------
      INCOME BEFORE INCOME TAX EXPENSE                            3,734     3,791              7,536     6,454
Income tax expense                                                1,174     1,198              2,392     1,965
                                                                -------   -------            -------   -------

NET INCOME                                                      $ 2,560   $ 2,593            $ 5,144   $ 4,489
                                                                -------   -------            -------   -------
COMPREHENSIVE INCOME (LOSS)                                     $ 3,612   $(1,132)           $ 4,204   $ 2,174
                                                                -------   -------            -------   -------
BASIC EARNINGS PER SHARE                                        $  0.33   $  0.34            $  0.67   $  0.59

DILUTED EARNINGS PER SHARE                                      $  0.33   $  0.34            $  0.66   $  0.58

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                            Six months ended June 30,
           (Amounts in thousands of dollars except for per share data)

                                                                                                       Accumulated
                                                 Common Stock      Additional                             Other
                                             -------------------     Paid-in    Retained   Treasury   Comprehensive    Total
                                               Shares     Amount     Capital    Earnings     Stock        Income      Equity
                                             ---------   -------   ----------   --------   --------   -------------   -------
BALANCE, JANUARY 1, 2004                     7,604,977   $38,141     $8,163      $21,864    $(625)       $ 2,085      $69,628
Net income for the year                             --        --         --        4,489       --             --        4,489
Net changes in unrealized gain (loss)
   on securities available for sale,
   net of $(1,284) deferred taxes                   --        --         --           --       --         (2,315)      (2,315)
                                                                                                                      -------
      Total comprehensive income                                                                                        2,174
Stock options exercised                         48,300       241        272           --       --             --          513
Tax benefit from exercise of stock options          --        --         76           --       --             --           76
Cash dividends declared ($0.28 per share)           --        --         --       (2,136)      --             --       (2,136)
                                             ---------   -------     ------      -------    -----        -------      -------
BALANCE, JUNE 30, 2004                       7,653,277   $38,382     $8,511      $24,217    $(625)       $  (230)     $70,255
                                             =========   =======     ======      =======    =====        =======      =======

BALANCE, JANUARY 1, 2005                     7,692,777   $38,580     $8,806      $28,275    $(625)       $ 1,169      $76,205
Net income for the year                             --        --         --        5,144       --             --        5,144
Net changes in unrealized gain (loss)
   on securities available for sale,
   net of $(526) deferred taxes                     --        --         --           --       --           (940)        (940)
                                                                                                                      -------
      Total comprehensive income                                                                                        4,204
Stock options exercised                         33,000       165        134           --       --             --          299
Tax benefit from exercise of stock options          --        --        116           --       --             --          116
Cash dividends declared ($0.30 per share)           --        --         --       (2,309)      --             --       (2,309)
                                             ---------   -------     ------      -------    -----        -------      -------
BALANCE, JUNE 30, 2005                       7,725,777   $38,745     $9,056      $31,110    $(625)       $   229      $78,515
                                             =========   =======     ======      =======    =====        =======      =======

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                     Six months ended June 30, 2005 and 2004
                        (Amounts in thousands of dollars)

                                                                       2005       2004
                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income to net cash provided by
   operating activities:
   Net income                                                        $  5,144   $  4,489
   Adjustments to reconcile net income to net cash
      provided to operating activities:
      Depreciation and amortization                                       900        877
      Provision for losses on loans                                       121      1,499
      Net amortization of securities                                      314        256
      Increase in cash surrender value of life insurance                 (417)      (391)
      Federal Home Loan Bank stock dividend                              (211)      (227)
      Net realized gain on sale of securities                              --         --
      Net gain on sale of loans                                          (385)      (625)
      Proceeds from sale of loans held for sale                         8,572     32,189
      Origination of loans held for sale                               (8,635)   (31,399)
      Net gain from disposal of other real estate                          28        (64)
      Net (gain) loss from disposal of bank premises and equipment        151       (482)

      Changes in assets and liabilities:
         Accrued interest receivable and other assets                    (706)    (1,297)
         Accrued expenses and other liabilities                           623      1,329
                                                                     --------   --------
            Net cash provided by operating activities                   5,498      6,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available-for-sale                     6,675     17,013
Purchase of securities available-for-sale                             (20,886)   (24,454)
Proceeds from sale of other real estate owned                             828      1,170
Proceeds from sale of premises and equipment                              290         --
Loan originations and payments, net                                   (39,939)   (30,680)
Additions to premises and equipment                                    (4,649)    (2,166)
Investment in bank-owned life insurance                                  (469)        --
                                                                     --------   --------
   Net cash used in investing activities                              (58,150)   (39,117)

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2005 and 2004
                        (Amounts in thousands of dollars)

                                                    2005      2004
                                                  -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                            $   411   $(3,668)
Net change in federal funds purchased and
   repurchase agreements                           40,301    10,219
Proceeds from Federal Home Loan Bank advances      15,000    25,105
Repayments on Federal Home Loan Bank advances          (4)       (2)
Payments on other borrowings and long-term debt        --       (53)
Proceeds from exercise of stock options               299       513
Cash dividends paid                                (3,463)   (3,197)
                                                  -------   -------
   Net cash provided by financing activities       52,544    28,917
                                                  -------   -------

Net change in cash and cash equivalents              (108)   (4,046)

Beginning cash and cash equivalents                26,172    24,226
                                                  -------   -------
ENDING CASH AND CASH EQUIVALENTS                  $26,064   $20,180
                                                  =======   =======

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

1. The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.'s 2004 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of June 30, 2005 and December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the entire year.

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

3. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in the earnings of the Company, is computed by dividing net income by weighted average number of common shares and common stock equivalents. The following table shows the computation of the basic and diluted earnings per share for the three and six months ended June 30 (dollars in thousands, except per share amounts):

                                       Three months ended         Six months ended
                                            June 30,                  June 30,
                                    -----------------------   -----------------------
                                                (Net income in thousands)
                                       2005         2004         2005         2004
                                    ----------   ----------   ----------   ----------
(NUMERATOR):
Net income                          $    2,560   $    2,593   $    5,144   $    4,489

(DENOMINATOR):
Weighted average number of common
   shares outstanding-basic          7,700,952    7,631,002    7,698,351    7,621,679
Dilutive effect of stock options        97,143       76,390       94,323       73,140
                                    ----------   ----------   ----------   ----------
Weighted average number of common
   shares outstanding-diluted        7,798,095    7,707,392    7,792,674    7,694,819
BASIC EPS                           $     0.33   $     0.34   $     0.67   $     0.59
DILUTED EPS                         $     0.33   $     0.34   $     0.66   $     0.58

                         BAYLAKE CORP. AND SUBSIDIARIES

4. Baylake Corp. declared a cash dividend of $0.15 per share paid on June 15, 2005 to shareholders of record as of June 1, 2005.

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

                                  Three months ended   Six months ended
                                       June 30,            June 30,
                                  ------------------   ----------------
                                          (In thousands, except
                                            per share amounts)
                                    2005     2004       2005     2004
                                   ------   ------     ------   ------
Net income, as reported            $2,560   $2,593     $5,144   $4,489
Less: Total stock-based
   compensation cost determined
   under the fair value based
   method, net of income taxes        (15)     (28)       (29)     (55)
                                   ------   ------     ------   ------
Pro forma net income                2,545    2,565      5,115    4,434
Basic-as reported                  $ 0.33   $ 0.34     $ 0.67   $ 0.59
Basic-pro forma                    $ 0.33   $ 0.34     $ 0.66   $ 0.58
Diluted-as reported                $ 0.33   $ 0.34     $ 0.66   $ 0.58
Diluted-pro forma                  $ 0.33   $ 0.33     $ 0.66   $ 0.58

     The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

6. Certain amounts reported in the June 30, 2004 Form 10-Q have been reclassified to conform to the June 30, 2005 presentation.

7. Included in the totals for Premises and Equipment is $5.9 million related to the construction project for Baylake City Center LLC. The $5.9 million relates to the purchase and remodeling costs of an existing retail building purchased by Baylake Bank's subsidiary, Baylake City Center LLC and totals 139,000 square feet. At June 2005, the completion of the project relative to a bank branch were completed and the office became open for business. Costs for this project have amounted to $2.4 million to date. The space occupied is 25,000 square feet. Approximately 91,000 square feet of the project will be sold for office and condominium use. This portion of the property has been listed for sale with a commercial

                         BAYLAKE CORP. AND SUBSIDIARIES

     real estate brokerage firm. The estimated costs allocated to this portion of the project amounts to $3.5 million.

8. Effect of Newly Issued But Not Yet Effective Accounting Standards: FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company has ceased issuing stock options under the current plan and thus expects no further grants. However, the plan is still in existence and the Company has reserved the right to grant additional options. Existing options that will vest after the adoption date are expected to result in an immaterial amount of compensation expense during 2005 though 2008.

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

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and six months ended June 30, 2005 and 2004 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's net income and related summary information for the three and six-months periods ended June 30, 2005 and 2004, as well as comparisons between the respective periods.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ in thousands, except per share data)

                                         Three months     Three months      Six months       Six months
                                        ended June 30,   ended June 30,   ended June 30,   ended June 30,
                                             2005             2004             2005             2004
                                        --------------   --------------   --------------   --------------
Net income, as reported                     $2,560           $2,593           $5,144           $4,489
EPS-basic, as reported                      $ 0.33           $ 0.34           $ 0.67           $ 0.59
EPS-diluted, as reported                    $ 0.33           $ 0.34           $ 0.66           $ 0.58
Cash dividends declared                     $ 0.15           $ 0.14           $ 0.30           $ 0.28
Return on average assets, as reported         0.95%            1.04%            0.97%            0.91%
Return on average equity, as reported        13.31%           14.54%           13.49%           12.69%
Efficiency ratio, as reported (1)            65.76%           57.96%           65.27%           60.39%

(1) Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding investment securities gains, net

The decrease in net income for the three-month period is primarily due to an increase in non-interest expense and a decrease in other income. These were partially offset by an increase in net interest income and a reduction in the provision for loan losses. The increase in net income for the six-month period is primarily due to increased net interest income and a reduction in the provision for loan losses. These increases were partially offset by a decrease in other income and an increase in non-interest expense and income tax expense.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income on a tax-equivalent basis plus other non-interest income), accounting for 80.2% of total operating income for the three months ended June 30, 2005, as compared to 75.6% for the same period in 2004. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended June 30, 2005 increased $609,000, or 7.1%, to $9.2 million from $8.6 million over the comparable period a year ago. The increase results from increased loan levels offset partially by a decrease in net interest margin. During the six months ended June 30, 2005, net interest income increased $1.4 million, or 8.4%, to $18.1 million from $16.7 million for the comparable period in 2004. The increase results from improvement in net interest margin and increased loan levels.

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

The net interest margin for the second quarter of 2005 was 3.67%, down 3 basis points ("bps") from 3.70% for the comparable period in 2004. This comparable period decrease was attributable to a 12 bps decrease in interest rate spread (the net result of a 80 bps increase in the yield on earning assets offset by a 92 bps increase in the cost of interest-bearing liabilities). During the six months ended June 30, 2005, the net interest margin was 3.67% compared to 3.63% for the comparable period in 2004. Net interest margin improved as a result of an increase in earning assets relative to interest-bearing liabilities offset partially by a 4 bps decrease in interest rate spread (the net result of a 64 bps increase in the yield on earning assets offset by a 68 bps increase in the cost of interest-bearing liabilities).

As the Federal Reserve Board ("FRB") has steadily increased interest rates during the latter half of 2004 and the first half of 2005, average interest rates were higher in 2005 than in 2004. Interest rates rose steadily during the period with four rate increases totaling 100 bps between the comparable first six month periods. The Company had positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, the rate increases impacted net interest income positively. The Company expects that in a gradually increasing interest rate environment, we would continue to anticipate that our income statement would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of increases could affect that trend. For instance, net interest margin decreased in the second quarter as a result of deposit mix which caused short-term deposits to re-price slightly higher relative to the changes occurring in the re-pricing within the loan portfolio.

For the three months ended June 30, 2005, average-earning assets increased $72.5 million, or 7.8%, when compared to the same period last year. The Company recorded an increase in average loans of $50.5 million, or 6.8%, for the second quarter of 2005 compared to the same period a year ago. For the six months ended June 30, 2005, average-earning assets increased $67.0 million, or 7.3%, when compared to the same period last year. The Company recorded an increase in average loans of $45.4 million, or 6.2%, for the first six months of 2005 compared to the same period a year ago. Although they tend to have more risk, loans have typically resulted in higher rates of interest income to the Company than have investment securities, which further positively affected income in the quarter.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased for the quarter ended June 30, 2005 when compared to the same period a year ago. The interest rate spread decreased 11 bps to 3.37% at June 30, 2005 from 3.48% in the same quarter in 2004. While the average yield on earning assets increased 80 bps during the period, the average rate paid on interest-bearing liabilities increased 92 bps over the same period. For the six months ended June 30, 2005, the interest rate spread decreased 3 bps to 3.38% from 3.41% when compared to the same period a year earlier. The average yield on earning assets increased 64 bps to 5.98% from 5.34% during the six-month period, while the average rate paid on interest-bearing liabilities increased 68 bps. The increase in the rates paid on interest-bearing liabilities occurred as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank. We would expect that trend to continue in light of the recent Federal Reserve Board interest rate increases.

                                    TABLE 2
             NET INTEREST INCOME ANALYSIS ON A TAX -EQUIVALENT BASIS
                                ($ in thousands)

                           Three months ended June 30,

                                                           2005                              2004
                                             -------------------------------   -------------------------------
                                                          Interest   Average                Interest   Average
                                               Average     income/    yield/     Average     income/    yield/
                                               Balance     expense     Rate      Balance     expense     rate
                                             ----------   --------   -------   ----------   --------   -------
ASSETS

Earning assets:
Loans, net                                   $  790,764    $13,024     6.59%   $  740,244    $10,303     5.57%
Taxable securities                              167,638      1,730     4.13%      157,458      1,638     4.16%
Tax exempt securities                            43,477        739     6.80%       31,796        566     7.12%
Federal funds sold and
   interest bearing due from banks                2,541         16     2.52%        2,421          4     0.66%
                                             ----------    -------    -----    ----------    -------    -----
Total earning assets                          1,004,420     15,509     6.18%      931,919     12,511     5.37%
                                             ----------    -------    -----    ----------    -------    -----
Non-interest earning assets                      81,328                            72,498
                                             ----------                        ----------
Total assets                                 $1,085,748                        $1,004,417
                                             ----------                        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Total interest-bearing deposits                 723,435      4,494     2.48%      678,704      2,810     1.66%
Short-term borrowings                            37,798        310     3.28%       31,514        107     1.36%
Customer repurchase agreements                    1,170          8     2.74%        1,100          3     1.09%
Federal Home Loan Bank advances                 115,262      1,014     3.52%       97,888        544     2.22%
Subordinated debentures                          16,100        462    11.48%       16,100        435    10.81%
                                             ----------    -------    -----    ----------    -------    -----
Total interest-bearing liabilities           $  893,765    $ 6,288     2.81%   $  825,306    $ 3,899     1.89%
                                             ----------    -------    -----    ----------    -------    -----
Demand deposits                                 105,922                            99,773
Accrued expenses and other liabilities            8,891                             7,618
Stockholders' equity                             77,170                            71,720
                                             ----------                        ----------
Total liabilities and stockholders' equity   $1,085,748                        $1,004,417
                                             ----------                        ----------
Interest rate spread                                       $ 9,221     3.37%                 $ 8,612     3.48%
Net interest margin                                                    3.67%                             3.70%
                                                                      -----                             -----

                                     TABLE 3
             NET INTEREST INCOME ANALYSIS ON A TAX -EQUIVALENT BASIS
                                ($ in thousands)

                            Six months ended June 30,

                                                           2005                              2004
                                             -------------------------------   -------------------------------
                                                          Interest   Average                Interest   Average
                                               Average     income/    yield/     Average     income/    yield/
                                               Balance     expense     Rate      Balance     expense     rate
                                             ----------   --------   -------   ----------   --------   -------
ASSETS

Earning assets:
Loans, net                                   $  778,416    $24,780     6.37%    $733,015     $20,274     5.53%
Taxable securities                              168,524      3,458     4.10%     154,553       3,214     4.16%
Tax exempt securities                            39,360      1,351     6.86%      32,757       1,160     7.08%
Federal funds sold and interest
   bearing due from banks                         2,911         33     2.27%       1,929           7     0.73%
                                             ----------    -------    -----     --------     -------    -----
Total earning assets                            989,211     29,622     5.99%     922,254      24,655     5.35%
                                             ----------    -------    -----     --------     -------    -----
Non-interest earning assets                      78,963                           71,507
                                             ----------                         --------
Total assets                                 $1,068,174                         $993,761
                                             ----------                         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
Total interest-bearing deposits                 722,533      8,321     2.30%     678,447       5,828     1.72%
Short-term borrowings                            30,527        475     3.11%      32,343         217     1.34%
Customer repurchase agreements                    1,354         16     2.36%       1,062           5     0.94%
Federal Home Loan Bank advances                 108,643      1,751     3.22%      90,336       1,023     2.26%
Subordinated debentures                          16,100        923    11.47%      16,100         847    10.52%
                                             ----------    -------    -----     --------     -------    -----

Total interest-bearing liabilities           $  879,157    $11,486     2.61%    $818,288     $ 7,920     1.94%
                                             ----------    -------    -----     --------     -------    -----
Demand deposits                                 103,979                           97,199
Accrued expenses and other liabilities            8,132                            7,110
Stockholders' equity                             76,906                           71,164
                                             ----------                         --------
Total liabilities and stockholders' equity   $1,068,174                         $993,761
                                             ----------                         --------
Interest rate spread                                       $18,136     3.38%                 $16,735     3.41%
Net interest margin                                                    3.67%                             3.63%
                                                                      -----                             -----

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.6% and 92.8%, respectively, for the first six months of 2005 and 2004, respectively.

Provision for Loan Losses

The provision for loan losses ("PFLL") is the cost of providing an allowance for probable incurred losses. Prior to the third quarter of 2004, the Company determined the allowance by risk rating loans that were classified as substandard or doubtful thru a grading process that was predicated on various risk rating matrices and the assignment of potential loss based on those ratings. In addition, the remaining loans in the portfolio were assigned risk weightings based on their various classifications. During the third quarter of 2004, the Company further enhanced its methodologies to individually review substandard and doubtful loans for impairment and bring other factors into the process to evaluate the ALL. The Company made these enhancements to more accurately reflect the risk inherent in the loan portfolio.

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

As a result of this process, the PFLL for the first six months of 2005 was $121,000 as compared to a PFLL of $1.5 million for the first six months in 2004. Net improvements in the loan portfolio, including a decrease in identified potential problem loans were factors in the level of provision for the first six months of 2005. Net loan charge-offs in the first six months of 2005 were $1.0 million compared with net charge-offs of $578,000 for the same period in 2004. The loans charged-off in the first six months of 2005 had a specific reserve in the aggregate of $910,000 which approximated the amount charged-off. Net charge-offs to average loans were 0.26% for the first six months of 2005 compared to 0.16% for the same period in 2004. For the six months ended June 30, 2005, non-accrual loans increased $2.0 million, in part as the result of a transfer to non-accrual of a $1.9 million commercial real estate credit which already was on our watch list. There was not a material change in the amount of reserve allocated to this credit, as a result of this transfer. At the end of July 2005, this credit was current.

                                    TABLE 3
                            ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                                    For the six months    For the six months
                                   ended June 30, 2005   ended June 30, 2004
                                   -------------------   -------------------
Allowance for Loan Losses ("ALL)
Balance at beginning of period           $10,445               $12,159
Provision for loan losses                    121                 1,499
Charge-offs                                1,235                 1,129
Recoveries                                   233                   551
Balance at end of period                 $ 9,564               $13,080

Net charge-offs ("NCOs:)                 $ 1,002               $   578

As described more fully in Table 7 below, non-accrual loans increased during the period from December 31, 2004, however, the total amount of non-performing loans decreased by $3.5 million and non-performing assets decreased by $4.0 million. Furthermore, despite the increase in non-accrual loans during the six months ended June 30, 2005, the required allocation of the allowance for such loans increased only minimally, primarily due to improvement in the loan portfolio as measured by the level of non-performing loans, resulting in a provision of $121,000 for the first half of 2005.

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

Non-Interest Income

Total non-interest income decreased $496,000, or 17.9% to $2.3 million for the second quarter of 2005 when compared to the second quarter of 2004. For the six months ended June 30, 2005, total non-interest income was $4.5 million, a decrease of $203,000, or 4.3%, when compared to the same period in 2004. The non-interest income to average assets ratio was 0.84% for the three months ended June 30, 2005 compared to 1.11% for the same period in 2004. For the six months ended June 30, 2005, the non-interest income to average assets ratio was 0.85% compared to 0.96% for the same period in 2004. The decrease in non-interest income for the three-month and six-month periods is mainly due to decreases, both in gains on sale of bank premises and in gains from sale of loans offset by an increase in other services to customers.

Table 4 reflects the various components of non-interest income for the comparable quarters.

                                     TABLE 4
                               NON-INTEREST INCOME
                                ($ in thousands)

                                Second    Second
                               quarter   quarter   Percent     YTD      YTD    Percent
                                 2005      2004     change    2005     2004     change
                               -------   -------   -------   ------   ------   -------
Fees from fiduciary services    $  184    $  188    (2.1%)   $  363   $  362     0.3%
Fees from loan servicing           288       234    23.1%       571      477    19.7%
Service charges on deposit
   accounts                        845       798     5.9%     1,570    1,453     8.1%
Other fee income                   163       155     5.2%       350      322     8.7%
Financial services income          177       241   (26.6%)      363      389    (6.7%)
Gains from sales of loans          177       317   (44.2%)      385      625   (38.4%)
Increase in cash surrender
   value of life insurance         190       194    (2.1%)      417      392     6.4%
Gain on sale of bank
   assets                          124       482   (74.3%)      303      482   (37.1%)
Other income                       132       167   (21.0%)      221      244    (9.4%)
                                ------    ------             ------   ------
Total Other Income              $2,280    $2,776   (17.9%)   $4,543   $4,746    (4.3%)

Service charges on deposit accounts increased $47,000 for the three-month period and $117,000 for the six-month period ended June 30, 2005 due in part to the implementation of an overdraft privilege program started in the third quarter of 2004 and other price increases implemented during the latter part of 2004.

In the first half of 2005, gains from sales of loans were affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates. In comparison, the same period in 2004 saw slightly higher levels of loan refinancing as a result of the historically low interest rate environment. Gains from sales of loans decreased $240,000 between the comparable periods of 2005 and 2004. The decrease was driven primarily by secondary mortgage and commercial loan production (loan production to be sold to the secondary market) and resulting sales. As interest rates have increased over the six months, the Company has seen a decrease in the number of loan applications. Secondary loan production declined 41.7% between the comparable first six-month periods ($18.5 million in the first six months of 2005 versus $31.7 million in the first six months of 2004).

For both the three and six month periods ended June 30, 2005, the reduction in gain on sale of bank assets was related to gains taken in 2004 on the sale of bank land located in the Green Bay market area totaling $482,000. Gains totaling $103,000 were realized in the second quarter of 2005 on the sale of various bank premises and equipment. Partially offsetting the decrease were gains realized on the sale of stock of Pulse in 2005. Gains related to a gain on sale of stock of $200,000 ($21,000 recognized in the second quarter) in connection with a third party acquisition of Pulse (an ATM operator/provider) in which the Bank held shares resulted from that transaction.

Financial service income decreased $64,000, or 26.6%, in the second quarter of 2005 as a result of slowdown in business activity. For the six months ended June 30, 2005, financial services income has decreased $28,000, or 6.7%, when compared to the same period in 2004.

Non-Interest Expense

Non-interest expense increased $744,000 or 11.3%, to $7.3 million for the three months ended June 30, 2005 compared to the same period in 2004. For the six months ended June 30, 2005, total non-interest expense increased $1.4 million, or 10.9%, to $14.4 million compared to the same period in 2004. The non-interest expense to average assets ratio was 2.71% for the three months ended June 30, 2005 compared to 2.63% for the same period in 2004. For the six months ended June 30, 2005, non-interest expense ratio to average assets was 2.69% compared to 2.61% for the same period in 2004.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expenses to average assets ratio was 1.87% for the three months ended June 30, 2005 compared to 1.52% for the same period in 2004. For the six months ended June 30, 2005, the net overhead expenses to average assets ratio was 1.84% compared to 1.66% for the same period in 2004. The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income. The efficiency ratio for the three months ended June 30, 2005 was 63.86% compared to 57.97% for the same period in 2004. For the six months ended June 30, 2005, the efficiency ratio was 63.45% compared to 60.39% for the same period in 2004.

                                     TABLE 5
                              NON-INTEREST EXPENSE
                                ($ in thousands)

                              Second         Second      Percent     YTD       YTD     Percent
                           quarter 2005   quarter 2004    change     2005      2004     change
                           ------------   ------------   -------   -------   -------   -------
Salaries and employee
   benefits                   $4,329         $3,944        9.8%    $ 8,857   $ 7,809    13.4%
Occupancy                        602            529       13.8%      1,138     1,051     8.3%
Equipment                        340            299       13.7%        647       668    (3.1%)
Data processing and
   courier                       298            272        9.6%        576       555     3.8%
Operation of other real
   estate owned                   81            146      (44.5%)       129       271   (52.4%)
Business development
   and advertising               284            267        6.4%        488       394    23.9%

Charitable contributions          55             59       (6.8%)       147       161    (8.7%)
Stationary and supplies          155            132       17.4%        267       241    10.8%
Director fees                    110            112       (1.8%)       192       210    (8.6%)
FDIC                              29             28        3.6%         56        57    (1.8%)
Mortgage servicing
   rights amortization            54             66      (18.2%)       116       132   (12.1%)
Legal and professional           128            102       25.5%        304       194    56.7%
Loss on disposal of
   fixed assets                  254              0         NM         254         0      NM
Other operating                  626            645       (2.9%)     1,219     1,230    (0.9%)
                              ------         ------                -------   -------
Total non-interest
   expense                    $7,345         $6,601       11.3%    $14,390   $12,973    10.9%

Salaries and employee benefits showed an increase of $385,000, or 9.8%, to $4.3 million for the second quarter of 2005 compared to the same period in 2004. The number of full-time equivalent employees was 308 as of June 30, 2005 and 2004. For the three months ended June 30, 2005, salary-related expenses increased $131,000, or 4.7%, due principally to merit increases between the years. For the six months ended June 30, 2005, salary-related expenses increased $211,000, or 3.8%, compared to the same period in 2004 for the reasons listed previously. In the first quarter, the Company implemented the Baylake Bank Supplemental Executive Retirement Plan ("Plan"), which is intended to provide certain management and highly compensated employees of the Bank who have contributed, and are expected to continue to contribute, to the Bank's success by providing for deferred compensation in addition to that available under the Bank's other retirement programs. It amounted to approximately $94,000 in expenses related to the vested portion of the Plan contributions in the second quarter of 2005 and $398,000 for the six months ended June 30, 2005. Accrued bonus expense and benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for the balance of 2005 and for 2006. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue in future years.

Expenses related to the operation of other real estate owned decreased $65,000 to $81,000 for the 2005 three-month period ended June 30 compared to the same period in 2004. For the six-month period ended June 30, 2005, other real estate owned expenses decreased $142,000 to $129,000 compared to the same period in 2004. These expenses decreased primarily as a result of the disposal of several properties in early 2005. Included in these expenses were net losses taken on the sale of other real estate owned amounting to $29,000 for the six months ended June 30, 2005 compared to net gains taken on sale of $11,000 for the same period in 2004. In addition, costs related to the holding of other real estate owned properties decreased $182,000 to $100,000 for the first six months of 2005.

Legal and professional expense for the first six months in 2005 increased substantially, by $110,000, to $304,000. The increase was the result of increased costs relative to SEC compliance primarily as a result of enhanced requirements imposed by the Sarbanes-Oxley Act of 2002 and related SEC actions.

The loss on disposal of fixed assets relates primarily to the sale of two buildings and land formerly used as branch offices. In addition, the bank closed one leased facility during the period, for which leasehold improvements were written off during the period. In each case, the branches had been replaced with newer facilities and had been unoccupied at date of sale or closing.

Income Taxes

Income tax expense for the Company for the six months ended June 30, 2005 was $2.4 million, an increase of $427,000, or 21.7%, compared to the same period in 2004. The higher tax expense in 2005 reflected the Company's increase in before tax earnings.

The Company's effective tax rate (income tax expense divided by income before taxes) was 31.7% for the six months ended June 30, 2005 compared with 30.4% for the same period in 2004. The effective tax rate of 31.7% consisted of a federal effective tax rate of 25.9% and Wisconsin State effective tax rate of 5.8%. Taxable income increased while tax-exempt interest income from municipal investments and income from BOLI did not increase in a like manner.

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

BALANCE SHEET ANALYSIS

Loans

At June 30, 2005, total loans increased $38.6 million, or 5.1%, to $795.8 million from $757.2 million at December 31, 2004. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $458.5 million at June 30, 2005 compared to $424.7 million at December 31, 2004. In addition, growth in real estate construction loans increased to $86.0 million at June 30, 2005 compared to $80.4 million at December 31, 2004. Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

                                     TABLE 6
                             LOAN PORTFOLIO ANALYSIS
                                ($ in thousands)

                                                      June 30,   December 31,   Percent
                                                        2005         2004        change
                                                      --------   ------------   -------
Amount of loans by type
Real estate-mortgage
   Commercial                                         $458,501     $424,712       8.0%
   1-4 family residential
      First liens                                       82,158       78,321       4.9%
      Junior liens                                      21,038       20,244       3.9%
      Home equity                                       34,014       35,785      (5.0%)
Commercial, financial and agricultural                  85,720       83,787       2.3%
Real estate-construction                                85,960       80,384       6.9%
Installment
   Credit cards and related plans                        2,118        2,152      (1.6%)
   Other                                                12,778       11,784       8.4%
   Obligations of states and political subdivisions     13,924       20,457     (32.0%)
Less: deferred origination fees, net of costs              426          398       7.0%
                                                      --------     --------     -----
      Total                                           $795,785     $757,228       5.1%

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

As indicated in Table 3 above, the ALL at June 30, 2005 was $9.6 million compared with $10.4 million at the end of 2004. This was based on management's analysis of the loan portfolio risk at June 30, 2005. As such a provision expense of $121,000 was recorded for the six months ended June 30, 2005. The quarter to date provision has decreased by $1.4 million compared to the same period in 2004, as discussed previously.

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

On a quarterly basis, management reviews the adequacy of the ALL. Commercial credits are graded by the loan officers and the loan review function validates the officers' grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with the regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and non-performing loans) are reviewed and classified as to potential loss exposure.

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

In prior years, the Company did not consistently use subjective reserves based on general economic conditions and specific economic factors as a component of the ALL analysis, but rather used the unallocated portion of the ALL to recognize this inherent factor. During the third quarter of 2004, as part of its review of internal control over financial reporting and efforts to improve that control, the Company refined the process to calculate the ALL to use the subjective factors and thus the previously unallocated portion was allocated to the various loan categories. Management believes that there would be no material change in the balance of the ALL if this approach was used in all of the periods presented.

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

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable incurred losses in the loan portfolio at June 30, 2005. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collection.

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

                                     TABLE 7
                              NON-PERFORMING ASSETS
                                ($ in thousands)

                                          At or for the   At or for the      At or for the
                                           period ended    period ended       period ended
                                          June 30, 2005   June 30, 2004    December 31, 2004
                                          -------------   -------------    -----------------
Nonperforming Assets:
Nonaccrual loans                             $ 7,907         $11,104            $ 5,920
Accruing loans past due 90 days or more            0               0                  0
                                             -------         -------            -------
Total nonperforming loans ("NPLs")           $ 7,907         $11,104            $ 5,920
Other real estate owned                        2,096           2,614              2,572
                                             -------         -------            -------
Total nonperforming assets ("NPAs")          $ 7,907         $13,718            $ 8,492

Ratios:
ALL to NCO's (annualized)                       4.73           11.25               3.15
NCO's to average loans (annualized)             0.26%           0.16%              0.45%
ALL to total loans                              1.20%           1.76%              1.38%
NPL's to total loans                            0.99%           1.50%              0.78%
NPA's to total assets                           0.91%           1.36%              0.81%
ALL to NPL's                                  120.96%         117.80%            176.44%

As indicated in Table 7, non-performing loans at June 30, 2005 were $7.9 million compared to $5.9 million at December 31, 2004. This increase is due, in part to the transfer to non-accrual of a $1.9 million commercial real estate credit which already was on our watch list. There was not a material change in the amount of reserve allocated to this credit, as a result of this transfer. Non-accrual loans represented $7.9 million of the total non-performing loans. Real estate non-accrual loans accounted for $7.4 million of the total, of which $920,000 was residential real estate, $2.0 million was real estate construction and $4.5 million was commercial real estate, while commercial and industrial non-accrual loans total $479,000. As a result the ratio of non-performing loans to total loans at June 30, 2005 was 0.99% compared to 0.78% at end of year 2004. The Company's ALL was 121.0% of total non-performing loans at June 30, 2005 compared to 176.4% at end of year 2004.

Non-performing assets (non-performing loans plus other real estate owned assets) at June 30, 2005 were $10.0 million compared to $8.5 million at December 31, 2004. Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of two residential and twelve commercial properties totaling $2.1 million. Other real estate owned at December 31, 2004 totaled $2.6 million and consisted of sixteen properties.

Potential problem loans are currently performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. At June 30, 2005, potential problem loans amounted to $4.1 million compared to a total of $9.3 million at December 31, 2004.

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, an increase in its earning potential.

At June 30, 2005, the investment portfolio (which includes investment securities available for sale) increased $12.4 million, or 6.3%, to $209.8 million from $197.4 million at December 31, 2004. At June 30, 2005, the investment portfolio represented 19.0% of total assets compared with 18.8% at December 31, 2004.

Securities available for sale consist of the following:

                                     TABLE 8
                          INVESTMENT SECURITY ANALYSIS
                                At June 30, 2005
                                ($ in thousands)

                                               Gross        Gross
                                            Unrealized   Unrealized
                                               Gains       Losses     Fair Value
                                            ----------   ----------   ----------
Securities available for sale
Obligations of U.S. Treasury & other U.S.
   agencies                                      545          502        63,236
Mortgage-backed securities                        51        1,155        93,808
Obligations of states & political
   subdivisions                                1,379           50        47,114
Private placement                                 45            0         1,040
Other securities                                   0            0         4,626
                                              ------       ------      --------
Total securities available for sale           $2,020       $1,707      $209,824

                              At December 31, 2004
                                ($ in thousands)

                                               Gross       Gross
                                            Unrealized   Unrealized
                                               Gains       Losses     Fair Value
                                            ----------   ----------   ----------
Securities available for sale
Obligations of U.S. Treasury & other U.S.
   Agencies                                   $  965       $  214      $ 59,547
Mortgage-backed securities                       190          794        99,360
Obligations of states & political
   subdivisions                                1,556            0        33,973
Private placement                                 76            0         1,070
Other securities                                   0            0         3,442
                                              ------       ------      --------
Total investment securities                   $2,787       $1,008      $197,392

Deposits

Total deposits at June 30, 2005 increased $411,000, or 0.5%, to $845.0 million from $844.5 million at December 31, 2004. Non-interest bearing deposits at June 30, 2005 decreased $9.5 million, or 7.9%, to $111.0 million from $120.5 million at December 31, 2004. Interest-bearing deposits at June 30, 2005 increased $9.9 million, or 1.4%, to $734.0 million from $724.0 million at December 31, 2004. Brokered CD's totaled $190.2 million at June 30, 2005 compared to $175.4 million at December 31, 2004. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2005 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2005 and in 2006 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Brokered deposits tend to be by their nature to be less stable than core deposits, and may also bear a higher cost structure. Under a scenario of increased brokered deposits, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.

Borrowings

Federal funds purchased and securities under agreements to repurchase at June 30, 2005 increased $40.3 million to $41.6 million from $1.3 million at December 31, 2004. Federal funds purchased increased from no funds purchased at December 31, 2004 to $40.4 million at June 30, 2005 accounting for the majority of the increase. These have increased to fund the growth in the loan portfolio which was coupled with a decrease in core deposits during the quarter ended June 30, 2005.

Federal Home Loan Bank Advances totaled $115.2 million at June 30, 2005 compared to $100.2 million at December 31, 2004. Typically, borrowings increase in order to fund growth in the loan portfolio in periods when borrowings increase more rapidly than deposits. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

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

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

                                     TABLE 9
                           LENDING RELATED COMMITMENTS
                                ($ in thousands)

                                      June 30, 2005   December 31, 2004
                                      -------------   -----------------
Commitments to fund home equity
   line loans                            $ 47,967          $ 45,101
Commitments to fund commercial real
   estate loans                             5,843             5,314
Commitments unused on various other
   lines of credit loans                  164,999           135,889
                                         --------          --------
Total commitments to extend credit       $218,809          $186,304
Financial standby letters of credit      $ 24,203          $ 23,428

The following table summarizes the Company's significant contractual obligations and commitments at June 30, 2005:

                                    TABLE 10
                             CONTRACTUAL OBLIGATIONS
                                ($ in thousands)

       (IN THOUSANDS)          WITHIN 1 YEAR   1-3 YEARS   3-5 YEARS   AFTER 5 YEARS     TOTAL
       --------------          -------------   ---------   ---------   -------------   --------
Federal funds purchased
   and repurchase agreements      $ 41,585      $     0       $  0        $     0      $ 41,585
Federal Home Loan Bank
   advances                         75,000       15,000        188         25,000       115,188
Subordinated debentures                  0            0          0         16,100        16,100
Operating leases                       101          238        160              0           499
                                  --------      -------       ----        -------      --------
Total                             $116,686      $15,238       $348        $41,100      $173,372

LIQUIDITY

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $2.4 million for the first six months of 2005 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $2.3 million in the first six months of 2005.

The Bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth (including brokered deposits), maturing loans, the maturity of the investment portfolio, access to other funding sources (such as federal funds purchased), marketability of certain of its assets; the ability to use its loan and investment portfolios as collateral for secured borrowings and strong capital positions.

Maturing investments have been a primary source of liquidity at the Bank. For the six months ended June 30, 2005, principal payments totaling $6.7 million were received on investments. $20.9 million in investments were purchased in the first six months of 2005. This resulted in net cash of $14.2 million used in investing activities for the first six months of 2005. At June 30, 2005 the investment portfolio contained $157.0 million of U.S. Treasury and federal agency backed securities representing 74.8% of the total investment portfolio. These securities tend to be highly marketable.

Deposit growth is typically another source of liquidity for the Bank in the latter half of each year, although deposits typically shrink in the first half resulting in a use of cash. As a financing activity reflected in the June 30, 2005 Consolidated Statements of Cash Flows, deposits increased and resulted in $411,000 of cash flow during the first six months of 2005. The Company's overall deposit base increased 0.5% for the six months ended June 30, 2005. Deposit growth is generally the most stable source of liquidity for the Bank. Although brokered deposits are inherently less stable than locally generated core deposits, we use them when we believe it is appropriate as a result of market conditions in our markets as compared to the brokered markets and/or when we need to supplement local deposit generation to fund loans. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

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

Within the classification of short-term borrowings at June 30, 2005, federal funds purchased and securities sold under agreements to repurchase totaled $41.6 million compared to $1.3 million at the end of 2004. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or long-term, are another source of funds. They total $115.2 million at June 30, 2005 and $100.2 million at December 31, 2004.

The Bank's liquidity resources were sufficient in the first six months of 2005 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first six months of 2005, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, the Bank may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Capital Resources

Stockholders' equity at June 30, 2005 increased $2.3 million or 3.0% to $78.5 million, compared with $76.2 million at end of year 2004. The increase in stockholders' equity in 2005 was primarily composed of the growth in retained earnings and proceeds from the exercise of stock options, partially offset by the change in unrealized losses on available for sale securities and the payment of dividends. The change in unrealized losses on available for sale securities amounted to $940,000 for the first six months of 2005; this change resulted from the effects of the increasing interest rate environment. Total dividends paid increased to $2.3 million in the six months ended June 30, 2005 from $2.0 million for the same period in 2004, primarily as a result of an increase in the per share dividends rate to $0.30 from $0.28. Stockholders' equity to assets at June 30, 2005 was 7.10% compared to 7.27% at the end of 2004.

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

The Company had $16.6 million of junior subordinated debentures outstanding to the Trust and the Trust had $16.1 million of trust preferred securities outstanding at June 30, 2005 and December 31, 2004, respectively. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of June 30, 2005, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 23% of Company's Common Stock participate in the plan.

Cash dividends paid in the first six months of 2005 were $0.30 per share compared with $0.28 in 2004. The Company provided a 7.2% increase in normal dividends per share in 2005 over 2004 as a result of earnings for 2005. Total funds utilized in the payment of dividends were $2.3 million in the first six months of 2005, as compared to $2.0 million in the corresponding period of 2004.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first six months of 2005.

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

At June 30, 2005 and December 31, 2004, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of June 30, 2005 and December 31, 2004:

                                    TABLE 11
                                 CAPITAL RATIOS
                                ($ in thousands)

                                               Required For         Required To Be
                                                  Capital          Well Capitalized
                                                 Adequacy      under Prompt Corrective
                                 Actual          Purposes         Action Provisions
                             --------------   --------------   -----------------------
                             Amount   Ratio   Amount   Ratio       Amount   Ratio
                             ------   -----   ------   -----       ------   -----
As of June 30, 2005
   Total Capital (to Risk
      Weighted Assets)
      Company                97,831   10.60%  73,843   8.00%          N/A     N/A
      Bank                   94,065   10.20%  73,749   8.00%       92,186   10.00%
   Tier 1 Capital (to Risk
      Weighted Assets)
      Company                88,268   9.56%   36,922   4.00%          N/A     N/A
      Bank                   84,502   9.17%   36,874   4.00%       55,312    6.00%
   Tier 1 Capital (to
      Average Assets)
      Company                88,268   8.18%   43,179   4.00%          N/A     N/A
      Bank                   84,502   7.83%   43,179   4.00%       53,973    5.00%

As of December 31, 2004
   Total Capital (to Risk
      Weighted Assets)
      Company                95,433   10.95%  69,791   8.00%          N/A     N/A
      Bank                   91,521   10.53%  69,580   8.00%       86,975   10.00%
   Tier 1 Capital (to Risk
      Weighted Assets)
      Company                84,988   9.75%   34,895   4.00%          N/A     N/A
      Bank                   81,076   9.33%   34,790   4.00%       52,185    6.00%
   Tier 1 Capital (to
      Average Assets)
      Company                84,988   8.27%   41,129   4.00%          N/A     N/A
      Bank                   81,076   7.91%   41,025   4.00%       51,282    5.00%

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company's primary market risk exposure is interest rate risk. Interest rate risk is the risk that the Company's earnings and capital will be adversely affected by changes in interest rates. The Company does not use derivatives to mitigate its interest rate risk.

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

As of June 30, 2005, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2004, as described in the Company's 2004 Form 10-K Annual Report.

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 2005.

                                    TABLE 12
                              INTEREST SENSITIVITY
                                ($ in thousands)

                    Change in Net Interest Income over One Year Horizon
                    ---------------------------------------------------
                          At June 30, 2005     At December 31, 2004
                        --------------------   --------------------
 Change in levels        Dollar   Percentage    Dollar   Percentage
of interest rates        change     change      change     change
-----------------       -------   ----------   -------   ----------
+200 bp                 $ 1,576      4.4%      $ 2,357      6.3%
+100 bp                     704      1.9%        1,092      2.9%
Base                          0        0%            0        0%
-100 bp                  (1,203)    (3.3%)      (1,756)    (4.7%)
-200 bp                  (2,610)    (7.2%)      (3,656)    (9.7%)

As shown above, at June 30, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $1.6 million or 4.4%. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by $2.6 million or 7.2%.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2005. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's disclosure controls and procedures to the Company required to be included in this quarterly report on Form 10-Q.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)   The Company's Annual Meeting of Shareholders was held on June 6, 2005.

     b)   Not applicable

     c) The only matter voted upon was the election of four directors for terms expiring in 2008. The results are as follows:

Election of directors      For      Against or withheld
---------------------   ---------   -------------------
Robert W. Agnew         6,491,023          29,876
George Delveaux, Jr.    6,071,673         449,226
Dee Geurts-Bengtson     6,485,221          35,678
Joseph Morgan           6,482,796          38,103

As a consequence of the Company's staggered board of directors, other directors remained in office. Directors continuing in office for terms expiring in 2006 are Ronald D. Berg, Richard A. Braun and William C. Parsons. Directors continuing in office for terms expiring in 2007 are John W. Bunda, Roger G. Ferris, Thomas L. Herlache, and Paul Jay Sturm.

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

                                        BAYLAKE CORP.


Date: August 8, 2005                    /s/ Thomas L. Herlache
                                        ----------------------------------------
                                        Thomas L. Herlache
                                        President (CEO)


Date: August 8, 2005                    /s/ Steven D. Jennerjohn
                                        ----------------------------------------
                                        Steven D. Jennerjohn
                                        Treasurer (CFO)