Form 10-Q
period 2005-09-30
BAYLAKE CORP
filed 2005-11-09
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

            { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

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

Yes {X} No { }

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes { } No {X}

                      Applicable Only to Corporate Issuers:

Number of outstanding shares of each of common stock, par value $5.00 per share, as of November 1, 2005: 7,765,727 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) as of September 30, 2005 and
              December 31, 2004                                                                               3

         Consolidated Statements of Income and Comprehensive Income
              (Unaudited) for the three and nine months ended September 30, 2005 and 2004                  4 -5

         Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
              for the nine months ended September 30, 2005 and 2004                                           6

         Consolidated Statements of Cash Flows (Unaudited) for the nine months
              ended September 30, 2005 and 2004                                                             7-8

         Notes to Consolidated Unaudited Financial Statements                                              9-11

         Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                   12-36

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              36-38

         Item 4.  Controls and Procedures                                                                    38

PART II - OTHER INFORMATION

         Signatures                                                                                          39

EXHIBIT INDEX

         Exhibit 31.1 Certification pursuant to Section 302                                                  40
         Exhibit 31.2 Certification pursuant to Section 302                                                  42
         Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350                                       44
         Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350                                       45

                         BAYLAKE CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                        (Amounts in thousands of dollars)

                                                                     Sept 30, 2005    December 31,
                                                                     (Unaudited)          2004
                                                                     -------------    ------------
ASSETS
Cash and due from financial institutions                              $    21,980     $     20,727
Federal funds sold                                                          3,132            5,445
                                                                      -----------     ------------
    Cash and cash equivalents                                              25,112           26,172

Securities available for sale                                             211,227          197,392
Loans held for sale                                                           544            1,349
Loans, net of allowance after $10,492 and $10,445                         779,256          746,783
Cash value of life insurance                                               22,632           21,561
Premises and equipment, net                                                28,508           24,777
Federal Home Loan Bank stock                                                8,006            7,697
Foreclosed assets, net                                                      2,629            2,572
Goodwill                                                                    5,723            5,723
Accrued interest receivable                                                 5,202            4,330
Other assets                                                               10,799            9,392
                                                                      -----------     ------------

    Total assets                                                      $ 1,099,638     $  1,047,748
                                                                      ===========     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest-bearing                                              $   119,609     $    120,511
    Interest-bearing                                                      747,015          724,030
                                                                      -----------     ------------
       Total deposits                                                     866,624          844,541
Federal Home Loan Bank advances                                           125,187          100,192
Federal funds purchased and repurchase agreements                           1,906            1,284
Subordinated debentures                                                    16,100           16,100
Accrued expenses and other liabilities                                     11,759            8,272
Dividends payable                                                               -            1,154
                                                                      -----------     ------------
    Total liabilities                                                   1,021,576          971,543

Common stock, $5 par value, authorized 50,000,000; issued-
  7,788,886 shares in 2005, 7,715,936 shares in 2004; outstanding-
  7,765,727 shares in 2005, 7,692,777 shares in 2004                       38,944           38,580
Additional paid-in capital                                                  9,348            8,806
Retained earnings                                                          30,653           28,275
Treasury stock (23,159 shares in 2005 and 2004)                              (625)            (625)
Accumulated other comprehensive income (loss)                                (258)           1,169
                                                                      -----------     ------------
    Total stockholders' equity                                             78,062           76,205
                                                                      -----------     ------------

       Total liabilities and stockholder equity                       $ 1,099,638     $  1,047,748
                                                                      ===========     ============

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
             Three and Nine Months ended September 30, 2005 and 2004 (Amounts in thousands of dollars except per share data)

                                                            Three months ended Sept 30  Nine months ended Sept 30
                                                               2005           2004         2005          2004
Interest and dividend income
  Loans, including fees                                      $  13,576      $  10,722    $  38,183     $ 30,835
  Taxable securities                                             1,768          1,664        5,226        4,878
  Tax exempt securities                                            508            362        1,400        1,128
  Federal funds sold and other                                      33              4           66           11
                                                             ---------      ---------    ---------     --------
      Total interest and dividend income                        15,885         12,752       44,875       36,852
                                                             ---------      ---------    ---------     --------

Interest expense
  Deposits                                                       5,193          2,890       13,514        8,718
  Federal funds purchased and repurchase agreements                215             67          706          289
  Federal Home Loan Bank advances and other debt                 1,224            610        2,975        1,633
  Subordinated debentures                                          461            424        1,384        1,271
                                                             ---------      ---------    ---------     --------
      Total interest expense                                     7,093          3,991       18,579       11,911
                                                             ---------      ---------    ---------     --------

      NET INTEREST INCOME                                        8,792          8,761       26,296       24,941
Provision for loan losses                                        1,547             70        1,668        1,569
                                                             ---------      ---------    ---------     --------

      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        7,245          8,691       24,628       23,372
                                                             ---------      ---------    ---------     --------

Other income
  Fees from fiduciary activities                                   193            167          556          529
  Fees from loan servicing                                         292            286          863          763
  Fees for other services to customers                           1,260          1,100        3,543        3,264
  Gains from sales of loans                                        348            420          733        1,045
  Increase in cash surrender value of life insurance               184            190          601          582
  Other income                                                     142            164          666          890
                                                             ---------      ---------    ---------     --------
      Total other income                                         2,419          2,327        6,962        7,073
                                                             ---------      ---------    ---------     --------

Noninterest expenses
  Salaries and employee benefits                                 4,213          3,860       13,070       11,669
  Occupancy expense                                                717            517        1,855        1,568
  Equipment expense                                                349            332          996        1,000
  Data processing and courier                                      285            280          861          835
  Operation of other real estate                                    87             65          216          336
  Provision for impairment of letter of credit                   1,846             --        1,846           --
  Other operating expenses                                       1,522          1,432        4,565        4,051
                                                             ---------      ---------    ---------     --------
      Total other expenses                                       9,019          6,486       23,409       19,459
                                                             ---------      ---------    ---------     --------

      INCOME BEFORE INCOME TAX EXPENSE                             645          4,532        8,181       10,986
Income tax expense (benefit)                                       (62)         1,458        2,330        3,423
                                                             ---------      ---------    ---------     --------

NET INCOME                                                   $     707      $   3,074    $   5,851     $  7,563
                                                             ---------      ---------    ---------     --------
COMPREHENSIVE INCOME                                         $     220      $   5,245    $   4,424     $  7,419
                                                             ---------      ---------    ---------     --------
BASIC EARNINGS PER SHARE                                     $    0.09      $    0.40    $    0.76     $   0.99
DILUTED EARNINGS PER SHARE                                   $    0.09      $    0.40    $    0.75     $   0.98

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                         Nine months ended September 30,
           (Amounts in thousands of dollars except for per share data)


                                                                                                      Accumulated
                                                 Common Stock     Additional                            Other
                                              ------------------   Paid-in    Retained   Treasury    Comprehensive     Total
                                               Shares    Amount    Capital    Earnings    Stock        Income         Equity
                                             ---------  --------  ----------             --------    -------------    -------

BALANCE, JANUARY 1, 2004                     7,604,977  $ 38,141  $    8,163  $ 21,864   $   (625)   $       2,085    $69,628
Net income for the year                              -         -           -     7,563          -                -      7,563
Net changes in unrealized gain (loss)
  on securities available for sale, net
  of $72 deferred taxes                              -         -           -         -          -             (144)      (144)
                                                                                                                      -------
    Total comprehensive income                                                                                          7,419
Stock options exercised                         67,306       336         375         -          -                -        711
Tax benefit from exercise of stock options           -         -         107         -          -                -        107
Cash dividends declared ($0.42 per share)            -         -           -    (3,207)         -                -     (3,207)
                                             ---------  --------  ----------  --------   --------    -------------    -------
BALANCE, SEPTEMBER 30, 2004                  7,672,283  $ 38,477  $    8,645  $ 26,220   $   (625)   $       1,941    $74,658
                                             =========  ========  ==========  ========   ========    =============    =======

BALANCE, JANUARY 1, 2005                     7,692,777  $ 38,580  $    8,806  $ 28,275   $   (625)   $       1,169    $76,205
Net income for the year                              -         -           -     5,851          -               -       5,851
Net changes in unrealized gain (loss)
  on securities available for sale,
  net of $(793) deferred taxes                      -         -           -          -          -           (1,427)    (1,427)
                                                                                                                      -------
    Total comprehensive income                                                                                          4,424
Stock options exercised                         72,950       364         299         -          -                -        663
Tax benefit from exercise of stock options           -         -         243         -          -                -        243
Cash dividends declared ($0.45 per share)            -         -           -    (3,473)         -                -    (3,473)
                                             ---------  --------  ----------  --------   --------    -------------    -------
BALANCE, SEPTEMBER 30, 2005                  7,765,727  $ 38,944  $    9,348  $ 30,653   $   (625)   $        (258)   $78,062
                                             =========  ========  ==========  ========   ========    =============    =======

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 Nine months ended September 30, 2005 and 2004
                       (Amounts in thousands of dollars)

                                                                        2005        2004
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income to net cash provided by
  operating activities:
    Net income                                                        $  5,851    $  7,563
    Adjustments to reconcile net income to net cash
      provided to operating activities:
       Depreciation and amortization                                     1,353       1,267
       Provision for losses on loans                                     1,668       1,569
       Provision for impairment on letter of credit                      1,846           -
       Net amortization of securities                                      457         398
       Increase in cash surrender value of life insurance                 (601)       (582)
       Federal Home Loan Bank stock dividend                              (309)       (337)
       Net gain on sale of loans                                          (733)     (1,045)
       Proceeds from sale of loans held for sale                        38,007      49,070
       Origination of loans held for sale                              (36,469)    (48,190)
       Net (gain) loss from disposal of other real estate                   35        (178)
       Net (gain) loss from disposal of bank premises and equipment        224        (482)

       Changes in assets and liabilities:
          Accrued interest receivable and other assets                    (685)     (1,496)
          Accrued expenses and other liabilities                           873       2,123
                                                                      --------    --------
              Net cash provided by operating activities                 11,517       9,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available-for-sale                     14,143      15,019
Purchase of securities available-for-sale                              (30,654)    (30,832)
Proceeds from sale of other real estate owned                              908       2,242
Proceeds from sale of premises and equipment                               316         767
Cash paid in completion of acquisition                                       -        (754)
Loan originations and payments, net                                    (35,141)    (41,907)
Additions to premises and equipment                                     (5,415)     (2,691)
Investment in bank-owned life insurance                                   (470)          -
                                                                      --------    --------
    Net cash used in investing activities                              (56,313)    (58,156)

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 2005 and 2004
                       (Amounts in thousands of dollars)

                                                      2005        2004
                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                              $ 22,083    $ 19,588
Net change in federal funds purchased and
   repurchase agreements                                 622       5,008
Proceeds from Federal Home Loan Bank advances         25,000      25,101
Repayments on Federal Home Loan Bank advances             (5)          -
Payments on other borrowings and long-term debt            -         (53)
Proceeds from exercise of stock options                  663         711
Cash dividends paid                                   (4,627)     (4,268)
                                                    --------    --------
    Net cash provided by financing activities         43,736      46,087
                                                    --------    --------

Net change in cash and cash equivalents               (1,060)     (2,389)

Beginning cash and cash equivalents                   26,172      24,226
                                                    --------    --------

ENDING CASH AND CASH EQUIVALENTS                    $ 25,112    $ 21,837
                                                    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                   $ 17,349    $ 11,997
         Income taxes                               $  3,099    $  2,093

     See accompanying notes to Unaudited Consolidated Financial Statements.

                         BAYLAKE CORP. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

1. The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.'s 2004 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of September 30, 2005 and December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the entire year.

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

                                       Three months ended             Nine months ended
                                          September 30,                  September 30,
                                                     (Net income in thousands)
                                        2005           2004             2005           2004
                                    -----------   ------------      -----------    -----------
(NUMERATOR):
Net income                          $       707   $      3,074      $     5,851    $     7,563
(DENOMINATOR):
Weighted average number of common
shares outstanding-basic              7,742,346      7,654,549        7,713,177      7,633,253
Dilutive effect of stock options         86,401         76,477           82,972         72,323
                                    -----------   ------------      -----------         ------
Weighted average number of common
shares outstanding-diluted            7,828,747      7,731,026        7,796,149      7,705,576

BASIC EPS                           $      0.09   $       0.40      $      0.76    $      0.99
DILUTED EPS                         $      0.09   $       0.40      $      0.75    $      0.98

                         BAYLAKE CORP. AND SUBSIDIARIES

4. Baylake Corp. declared a cash dividend of $0.15 per share paid on September 15, 2005 to shareholders of record as of September 1, 2005.

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

                                Three months ended       Nine months ended
                                  September 30,            September 30,
                                   (In thousands, except per share amounts)
                                2005         2004        2005         2004
                               -------    ---------    ---------    ---------
Net income, as reported        $   707    $   3,074    $   5,851    $   7,563
Less:  Total stock-based
compensation cost determined
under the fair value based
method, net of income taxes        (14)         (27)         (43)         (82)
                               -------    ---------    ---------    ---------
Pro forma net income               693        3,047        5,808        7,481
Basic-as reported              $  0.09   $     0.40    $    0.76    $    0.99
Basic-pro forma                $  0.09   $     0.40    $    0.75    $    0.98
Diluted-as reported            $  0.09   $     0.40    $    0.75    $    0.98
Diluted-pro forma              $  0.09   $     0.39    $    0.74    $    0.97

      The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

6. Certain amounts reported in the September 30, 2004 Form 10-Q have been reclassified to conform to the September 30, 2005 presentation.

7. Included in the totals for Premises and Equipment is $6.1 million related to the construction project for Baylake City Center LLC. The $6.1 million relates to the purchase and remodeling costs of an existing retail building purchased by Baylake Bank's subsidiary, Baylake City Center LLC and totals 139,000 square feet. At June 2005, the completion of the project relative to a bank branch were completed and the office opened for business. Costs for this project have amounted to $2.1 million. The space occupied is 25,000 square feet. Approximately 91,000 square feet of the project are expected to be sold for office and

                         BAYLAKE CORP. AND SUBSIDIARIES

      condominium use. This portion of the property has been listed for sale with a commercial real estate brokerage firm. The estimated costs allocated to this portion of the project amount to $4.0 million.

8. In the process of completing loan and asset quality reviews for the third quarter ended September 30, 2005, a matter came to management's attention of potential cash flow problems for one of the Company's borrowers. As the information became available, the Company completed an impairment analysis to determine their exposure on loans to this borrower as well as a letter of credit outstanding for this borrower. This resulted in the Company allocating a reserve of 100%, or $500,000, to this borrower's loans at September 30, 2005. In addition to this, included in other operating expenses for the three-month and nine-month periods ended September 30, 2005 is a provision for impairment losses totaling $1.8 million reflecting a liability established by the Company for their exposure related to the value of a letter of credit to this borrower to its currently estimated realizable value at September 30, 2005.

9. On October 17, 2005, the banking regulators commenced a regularly scheduled examination of the Bank. There can be no assurance that the regulators will not identify items which may have an impact on the financial statements of the Company.

10. Effect of Newly Issued But Not Yet Effective Accounting Standards: FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company has ceased issuing stock options under the current plan and thus expects no further grants. However, the plan is still in existence and the Company has reserved the right to grant additional options. Existing options that will vest after the adoption date are expected to result in an immaterial amount of compensation expense during 2006 though 2008.

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

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and nine months ended September 30, 2005 and 2004 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

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

The Company continues to believe that it has reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and the Department's prior longstanding interpretations thereof, including interpretations issued specifically to it. However, in view of the Department's subsequent change in position (even if that change does not have a basis in law), the aggressive stance now being taken by the Department, the settlements by some other banks, and the potential effect that decisions by other similarly situated institutions may have on the Company's alternatives going forward, the Company has determined that it would consider a settlement proposal from the Department; however, the Company has not yet received a specific proposal nor has any assessment been made against the Company or its subsidiaries. The Company will need to review any settlement proposal in more specific detail to quantify in any definitive way the Department's view of its exposure and to evaluate alternatives. Although there will likely be challenges to the Department's actions and interpretations, the Bank's net income would be reduced if the Department succeeds in its actions and interpretations. The Bank could also incur costs in the future to address any action taken against it by the Department.

RESULTS OF OPERATIONS

The following table sets forth the Company's net income and related summary information for the three and nine-months periods ended September 30, 2005 and 2004, as well as comparisons between the respective periods.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ in thousands, except per share data)

                                   Three months      Three months        Nine months        Nine months
                                  ended Sept 30,    ended Sept 30,     ended Sept 30,     ended Sept 30,
                                       2005              2004               2005               2004
Net income, as reported              $   707            $3,074             $5,851             $7,563
EPS-basic, as reported               $  0.09            $ 0.40             $ 0.76             $ 0.99
EPS-diluted, as reported             $  0.09            $ 0.40             $ 0.75             $ 0.98
Cash dividends declared              $  0.15            $ 0.14             $ 0.45             $ 0.42
Return on average assets, as
reported                                0.26%             1.21%              0.72%              1.01%
Return on average equity, as
reported                                3.60%            17.04%             10.09%             14.14%
Efficiency ratio, as reported (1)      78.11%            57.11%             68.40%             59.26%

(1) Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding investment securities gains, net

The decrease in net income for the three-month and nine-month periods is primarily due to an increase in non-interest expense and an increase in the provision for loan losses. Both of these items were impacted by negative developments relating to one borrower, which resulted in a $1.8 million provision for impairment on the letter of credit, as well as a $650,000 provision for the borrower's related loans. These were partially offset by an increase in net interest income and a decrease in income tax expense.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income on a tax-equivalent basis plus other non-interest income), accounting for 79.1% of total operating income for the three months ended September 30, 2005, as compared to 79.5% for the same period in 2004. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended September 30, 2005 increased $96,000, or 1.1%, to $9.1 million from $9.0 million over the comparable period a year ago. The increase results from increased loan levels offset partially by a decrease in net interest margin. During the nine months ended September 30, 2005, net interest income increased $1.5 million, or 5.8%, to $27.3 million from $25.8 million for the comparable period in 2004. The increase results for the same reasons as listed above.

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

The net interest margin for the third quarter of 2005 was 3.58%, down 27 basis points ("bps") from 3.85% for the comparable period in 2004. This comparable period decrease was attributable to a 39 bps decrease in interest rate spread (the net result of a 81 bps increase in the yield on earning assets offset by a 120 bps increase in the cost of interest-bearing liabilities). During the nine months ended September 30, 2005, the net interest margin was 3.64% compared to 3.70% for the comparable period in 2004. Net interest margin decreased as a result of an increase in earning assets relative to interest-bearing liabilities offset partially by a 16 bps decrease in interest rate spread (the net result of a 70 bps increase in the yield on earning assets offset by a 86 bps increase in the cost of interest-bearing liabilities).

As the Federal Reserve Board ("FRB") has steadily increased interest rates during the latter half of 2004 and the first nine months of 2005, average interest rates were higher in 2005 than in 2004. Interest rates rose steadily during the period with six rate increases totaling 150 bps between the comparable first nine month periods. The Company had positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, the rate increases impacted net interest income positively. The Company expects that in a gradually increasing interest rate environment, we would continue to anticipate that our income statement would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of increases could affect that trend. For instance, net interest margin decreased in the third quarter as a result of deposit mix which caused short-term deposits to re-price slightly higher relative to the changes occurring in the re-pricing within the loan portfolio.

For the three months ended September 30, 2005, average-earning assets increased $81.5 million, or 8.7%, when compared to the same period last year. The Company recorded an increase in average loans of $53.6 million, or 7.2%, for the third quarter of 2005 compared to the same period a year ago. For the nine months ended September 30, 2005, average-earning assets increased $71.9 million, or 7.7%, when compared to the same period last year. The Company recorded an increase in average loans of $48.2 million, or 6.5%, for the first nine months of 2005 compared to the same period a year ago. Although they tend to have more risk, loans have typically resulted in higher rates of interest income to the Company than have investment securities, which further positively affected income in the quarter.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased for the quarter ended September 30, 2005 when compared to the same period a year ago. The interest rate spread decreased 39 bps to 3.21% at September 30, 2005 from 3.60% in the same quarter in 2004. While the average yield on earning assets increased 81 bps during the period, the average rate paid on interest-bearing liabilities increased 120 bps over the same period. For the nine months ended September 30, 2005, the interest rate spread decreased 16 bps to 3.32% from 3.48% when compared to the same period a year earlier. The average yield on earning assets increased 70 bps to 6.12% from 5.42% during the nine-month period, while the average rate paid on interest-bearing liabilities increased 86 bps. The increase in the rates paid on interest-bearing liabilities occurred as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank. We would expect that trend to continue in light of the recent Federal Reserve Board interest rate increases.

                                     TABLE 2
            NET INTEREST INCOME ANALYSIS ON A TAX - EQUIVALENT BASIS
                                ($ in thousands)

                        Three months ended September 30,

                                           2005                               2004
                            --------------------------------   --------------------------------
                                          Interest   Average                 Interest   Average
                              Average     income/    yield/      Average     income/    yield/
                              Balance      expense     Rate      Balance      expense    rate
ASSETS
Earning assets:
Loans, net                  $   798,321   $ 13,653     6.84%   $   744,714   $ 10,803     5.80%
Taxable securities              172,055      1,768     4.11%       161,135      1,664     4.13%
Tax exempt securities            45,630        766     6.71%        30,802        551     7.16%
Federal funds sold and
interest bearing due
from banks                        3,786         33     3.49%         1,608          4     1.00%
                            -----------   --------    -----    -----------   --------    -----
Total earning assets          1,019,792     16,220     6.36%       938,259     13,022     5.56%
                            -----------   --------    -----    -----------   --------    -----
Non-interest earning
assets                           82,507                             74,860
                            -----------                        -----------
Total assets                $ 1,102,299                        $ 1,013,119
                            -----------                        -----------

LIABILITIES AND
STOCKHOLDERS'EQUITY
Interest-bearing
liabilities:
Total interest-bearing
deposits                        736,925      5,193     2.82%       686,697      2,890     1.68%

Short-term borrowings            21,948        204     3.72%        14,658         64     1.75%
Customer repurchase
agreements                        1,553         11     2.83%         1,196          3     1.00%
Federal Home Loan Bank
advances                        122,904      1,224     3.98%       100,195        610     2.44%
Subordinated debentures          16,100        461    11.45%        16,100        424    10.53%
                            -----------   --------    -----    -----------   --------    -----
Total interest-bearing
liabilities                 $   899,430   $  7,093     3.15%   $   818,846   $  3,991     1.95%
                            -----------   --------    -----    -----------   --------    -----
Demand deposits                 115,807                            114,181
Accrued expenses and
other liabilities                 8,573                              7,932
Stockholders' equity             78,489                             72,160
                            -----------                             ------

Total liabilities and
stockholders' equity        $ 1,102,299                        $ 1,013,119
                            -----------                        -----------

Interest rate spread                      $  9,127     3.21%                 $  9,031     3.60%
Net interest margin                                    3.58%                              3.85%
                                                      -----                              -----

                                     TABLE 3
            NET INTEREST INCOME ANALYSIS ON A TAX - EQUIVALENT BASIS
                                ($ in thousands)

                         Nine months ended September 30,

                                           2005                               2004
                            --------------------------------   --------------------------------
                                          Interest   Average                 Interest   Average
                              Average     income/    yield/      Average     income/    yield/
                              Balance      Expense     Rate      Balance      Expense    Rate
ASSETS
Earning assets:
Loans, net                  $   785,124   $ 38,433     6.53%   $   736,943   $ 31,077     5.62%
Taxable securities              169,714      5,226     4.11%       156,763      4,878     4.15%
Tax exempt securities            41,473      2,117     6.81%        32,123      1,711     7.10%
Federal funds sold and
interest bearing due
from banks                        3,206         66     2.74%         1,821         11     0.81%
                            -----------   --------    -----    -----------   --------    -----
Total earning assets            999,517     45,842     6.12%       927,650     37,677     5.42%
                            -----------   --------    -----    -----------   --------    -----
Non-interest earning
assets                           80,157                             73,016
                            -----------                        -----------
Total assets                $ 1,079,674                        $ 1,000,666
                            -----------                        -----------

LIABILITIES AND
STOCKHOLDERS'EQUITY
Interest-bearing
liabilities:
Total interest-bearing
deposits                        727,383     13,514     2.48%       681,217      8,718     1.71%

Short-term borrowings            27,636        679     3.28%        26,405        281     1.42%
Customer repurchase
agreements                        1,421         27     2.53%         1,107          8     0.96%
Federal Home Loan Bank          113,449      2,975     3.50%        93,646      1,633     2.33%
advances
Subordinated debentures          16,100      1,384    11.46%        16,100      1,271    10.53%
                            -----------   --------    -----    -----------   --------    -----
Total interest-bearing
liabilities                 $   885,989   $ 18,579     2.80%   $   818,475   $ 11,911     1.94%
                            -----------   --------    -----    -----------   --------    -----
Demand deposits                 107,965                            102,901
Accrued expenses and
other liabilities                 8,367                              7,976

Stockholders' equity             77,353                             71,314
                            -----------                        -----------

Total liabilities and
stockholders' equity        $ 1,079,674                        $ 1,000,666
                            -----------                        -----------
Interest rate spread                      $ 27,263     3.32%                 $ 25,766     3.48%
Net interest margin                                    3.64%                              3.70%
                                                       ----                               ----

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.6% and 92.7%, respectively, for the first nine months of 2005 and 2004, respectively.

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

As a result of this process, the PFLL for the first nine months of 2005 was $1.7 million as compared to a PFLL of $1.6 million for the first nine months in 2004. Net declines in asset quality in the loan portfolio were a factor in the level of provision for the first nine months of 2005. This was offset partially by a decrease in identified potential problem loans for the period. Net loan charge-offs in the first nine months of 2005 were $1.6 million compared with net charge-offs of $771,000 for the same period in 2004. The loans charged-off in the first nine months of 2005 had a specific reserve in the aggregate of $1.3 million which approximated the amount charged-off. Net charge-offs to average loans on an annualized basis were 0.28% for the first nine months of 2005 compared to 0.14% for the same period in 2004. For the nine months ended September 30, 2005, non-accrual loans increased $1.4 million, in part as the result of a transfer to non-accrual of a $1.0 million commercial real estate credit which already was on our watch list. There was not a material change in the amount of reserve allocated to this credit, as a result of this transfer. At the end of October 2005, this credit was still in non-accrual status.

                                     TABLE 4
                            ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                                   For the nine       For the nine
                                   months ended       months ended
                                   Sept 30, 2005      Sept 30, 2004
Allowance for Loan Losses ("ALL)
Balance at beginning of period       $  10,445          $  12,159
Provision for loan losses                1,668              1,569
Charge-offs                              1,913              1,689
Recoveries                                 292                918
Balance at end of period             $  10,492          $  12,957

Net charge-offs ("NCOs:)             $   1,621          $     771

As described more fully in Table 8 below, non-accrual loans increased during the period from December 31, 2004. The required allocation of the allowance for such loans increased $1.2 million. Included in this increase was the potential problem loan of $500,000 that was determined to be impaired and allocated a specific provision of $500,000 at September 30, 2005. Additional financing approved in October 2005 in the form of a line of credit for $200,000 has been afforded this borrower to meet various funding needs and Management has included this additional financing in its impairment analysis. These facts in addition to the net charge-offs for the nine months ended September were factors in the determination of a provision of $1.7 million for the nine-month period ended September 30, 2005.

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

Non-Interest Income

Total non-interest income increased $92,000, or 4.0% to $2.4 million for the third quarter of 2005 when compared to the third quarter of 2004. For the nine months ended September 30, 2005, total non-interest income was $7.0 million, a decrease of $111,000, or 1.6%, when compared to the same period in 2004. The non-interest income to average assets ratio was 0.88% for the three months ended September 30, 2005 compared to 0.92% for the same period in 2004. For the nine months ended September 30, 2005, the non-interest income to average assets ratio was 0.86% compared to 0.94% for the same period in 2004. The decrease in non-interest income for the nine-month periods is mainly due to decreases in gains on sale of bank premises. Additionally the decrease for the three-month and nine-month periods is due to decreases in gains from sales of loans offset by an increase in other services to customers.

Table 5 reflects the various components of non-interest income for the comparable quarters.

                                     TABLE 5
                               NON-INTEREST INCOME
                                ($ in thousands)

                           Third     Third
                          quarter   quarter   Percent     YTD       YTD     Percent
                           2005      2004      change    2005      2004      change
Fees from fiduciary
services                  $   193   $   167      15.6%  $   556   $   529       5.1%
Fees from loan servicing      292       286       2.1%      863       763      13.1%
Service charges on
deposit accounts              877       753      16.5%    2,447     2,206      10.9%
Other fee income              199       161      23.6%      549       483      13.7%
Financial services
income                        184       186      (1.1%)     547       575      (4.9%)
Gains from sales of
loans                         348       420     (17.1%)     733     1,045     (29.9%)
Increase in cash
surrender value of life
insurance                     184       190      (3.2%)     601       582       3.3%
Gain on sale of bank
assets                          3         -      NM         306       482     (36.5%)
Other income                  139       164     (15.2%)     360       408     (11.8%)
                          -------   -------             -------   -------

Total Other Income        $ 2,419   $ 2,327       4.0%  $ 6,962   $ 7,073      (1.6%)

Service charges on deposit accounts increased $124,000 for the three-month period and $241,000 for the nine-month period ended September 30, 2005 due in part to the implementation of an overdraft privilege program started in the third quarter of 2004 and other price increases implemented during the latter part of 2004.

In the first nine months of 2005, gains from sales of loans were affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates. In comparison, the same period in 2004 saw slightly higher levels of loan refinancing as a result of the historically low interest rate environment. Gains from sales of loans decreased $312,000 between the comparable periods of 2005 and 2004. The decrease was driven primarily by secondary mortgage and commercial loan production (loan production to be sold to the secondary market) and resulting sales. As interest rates have increased over the nine months, the Company has seen a decrease in the number of loan applications. Secondary loan production declined 24.3% between the comparable first nine-month periods ($36.5 million in the first nine months of 2005 versus $48.2 million in the first nine months of 2004).

For the nine month period ended September 30, 2005, the reduction in gain on sale of bank assets was related to non-recurring gains taken in 2004 on the sale of bank land located in the Green Bay market area totaling $482,000. Gains totaling $106,000 were realized in the first nine months of 2005 on the sale of various bank premises and equipment. Partially offsetting the decrease were gains realized on the sale of stock of Pulse in 2005. Gains related to a gain on sale of stock of $200,000 ($21,000 recognized in the second quarter) in connection with a third party acquisition of Pulse. Pulse was an ATM operator/provider in which the Bank held shares.

Financial service income was flat for the third quarter of 2005 with a decrease of $2,000, or 1.1%. For the nine months ended September 30, 2005, financial services income has decreased $28,000, or 4.9%, when compared to the same period in 2004 as a result of slowdown in business activity.

Non-Interest Expense

Impacting the three and nine-month periods ended September 30, 2005 was a $1.8 million charge for impairment related to an off-balance sheet letter of credit, as mentioned in note 8 to our consolidated financial statements. As a result, non-interest expense increased $2.5 million or 39.1%, to $9.0 million for the three months ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, total non-interest expense increased $4.0 million, or 20.3%, to $23.4 million compared to the same period in 2004. The non-interest expense to average assets ratio was 3.27% for the three months ended September 30, 2005 compared to 2.56% for the same period in 2004. For the nine months ended September 30, 2005, non-interest expense ratio to average assets was 2.89% compared to 2.59% for the same period in 2004.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expenses to average assets ratio was 2.39% for the three months ended September 30, 2005 compared to 1.64% for the same period in 2004. For the nine months ended September 30, 2005, the net overhead expenses to average assets ratio was 2.03% compared to 1.65% for the same period in 2004. The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income. The efficiency ratio for the three months ended September 30, 2005 was 78.11% compared to 57.11% for the same period in 2004. For the nine months ended September 30, 2005, the efficiency ratio was 68.40% compared to 59.26% for the same period in 2004.

                                     TABLE 6
                              NON-INTEREST EXPENSE
                                ($ in thousands)

                           Third     Third
                          quarter   quarter   Percent     YTD       YTD     Percent
                           2005      2004      change    2005      2004      change
Salaries and employee
benefits                  $ 4,213   $ 3,860       9.1%  $13,070   $11,669      12.0%
Occupancy                     717       517      38.7%    1,855     1,568      18.3%
Equipment                     349       332       5.1%      996     1,000      (0.4%)
Data processing and
courier                       285       280       1.8%      861       835       3.1%
Operation of other real
estate owned                   87        65      33.8%      216       336     (35.7%)
Business development
and advertising               276       171      61.4%      764       565      35.2%
Charitable contributions       36        33       9.1%      183       194      (5.7%)
Stationary and supplies       139       141      (1.4%)     406       382       6.3%
Director fees                 134       104      28.8%      326       314       3.8%
FDIC                           28        28       0.0%       84        85      (1.2%)
Mortgage servicing
rights amortization            54        57      (5.3%)     170       189     (10.1%)
Legal and professional        115       152     (24.3%)     419       346      21.1%
Loss on disposal of
fixed assets                   76         0      NM         330         0     NM
Provision for
impairment of letter of
credit                      1,846         0      NM       1,846         0     NM
Other operating               664       746     (11.0%)   1,883     1,976      (4.7%)
                          -------   -------             -------   -------

Total non-interest
expense                   $ 9,019   $ 6,486      39.1%  $23,409   $19,459      20.3%

Salaries and employee benefits showed an increase of $353,000, or 9.2%, to $4.2 million for the third quarter of 2005 compared to the same period in 2004. The number of full-time equivalent employees was 311 as of September 30, 2005 compared to 308 at September 30, 2004. For the three months ended September 30, 2005, salary-related expenses increased $288,000, or 10.9%, due principally to merit increases between the years and related staff increases. For the nine months ended September 30, 2005, salary-related expenses increased $499,000, or 6.1%, compared to the same period in 2004 for the reasons listed previously. Contributing to the increase in salary and employee benefits were expenses related to the Baylake Bank Supplemental Executive Retirement Plan ("Plan"). In the first quarter, the Company implemented the Plan, which is intended to provide certain management and highly compensated employees of the Bank who have contributed, and are expected to continue to contribute, to the Bank's success by providing for deferred compensation in addition to that available under the Bank's other retirement programs. Costs amounted to approximately $121,000 in expenses related to the vested portion of the Plan contributions in the third quarter of 2005 and $519,000 for the nine months ended September 30, 2005. Accrued bonus expense and benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for the balance of 2005 and for 2006. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue in future years.

Expenses related to the operation of other real estate owned increased $22,000 to $87,000 for the 2005 three-month period ended September 30 compared to the same period in 2004. For the nine -- month period ended September 30, 2005, other real estate owned expenses decreased $120,000 to $216,000 compared to the same period in 2004. These expenses decreased primarily as a result of the disposal of several properties in early 2005. Included in these expenses were net losses taken on the sale of other real estate owned amounting to $35,000 for the nine months ended September 30, 2005 compared to net gains taken on sale of $178,000 for the same period in 2004. In addition, costs related to the holding of other real estate owned properties decreased $333,000 to $181,000 for the first nine months of 2005.

Legal and professional expense for the first nine months in 2005 increased substantially, by $73,000, to $419,000. The increase was the result of increased costs relative to SEC compliance primarily as a result of enhanced requirements imposed by the Sarbanes-Oxley Act of 2002 and related SEC actions.

The loss on disposal of fixed assets relates primarily to the sale of two buildings and land formerly used as branch offices. In addition, the bank closed one leased facility during the period, for which leasehold improvements were written off during the period. In each case, the branches had been replaced with newer facilities and had been unoccupied at date of sale or closing.

The provision for impairment loss on the letter of credit relates to the establishment of a liability for the Company's exposure on a letter of credit. Subsequent to the end of the third quarter, a matter relating to potential cash flow problems affecting one of the Company's borrowers came to management's attention. This customer has a letter of credit arrangement with the Company totaling $8.8 million; the letter of credit supports secondary market financing on behalf of the borrower. The Company has completed an analysis of this off-balance sheet commitment and provided $1.8 million to establish a liability for the potential exposure. The Company now believes that the letter of credit will be drawn upon, and as such, the collateral and cash flows will not be sufficient to support the outstanding debt. The Company is monitoring the financial condition of the borrower on an ongoing basis and if it continues to deteriorate, may need to provide additional reserves with respect to the off-balance sheet commitment.

Income Taxes

Income tax expense for the Company for the nine months ended September 30, 2005 was $2.3 million, a decrease of $1.1 million, or 31.9%, compared to the same period in 2004. For the three months ended September 30, 2005, income tax expense resulted in a $62,000 income tax benefit compared to an income tax expense of $1.5 million for the same period in 2004. The tax benefit for the three months, and the lower tax expense reflected for the three and nine-months periods ended September 30 reflected the Company's decrease in before tax earnings.

The Company's effective tax rate (income tax expense divided by income before taxes) was 28.5% for the nine months ended September 30, 2005 compared with 31.2% for the same period in 2004. The effective tax rate of 28.5% consisted of a federal effective tax rate of 23.6% and Wisconsin state effective tax rate of 4.9%. For the three and nine-month periods ended September 30, the decrease in income tax expense was primarily due to a decrease in taxable income in addition to an increase in tax-exempt interest income from municipal investments.

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

BALANCE SHEET ANALYSIS

Loans

At September 30, 2005, total loans increased $32.5 million, or 4.3%, to $789.7 million from $757.2 million at December 31, 2004. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $454.6 million at September 30, 2005 compared to $424.7 million at December 31, 2004. In addition, growth in real estate construction loans increased to $89.6 million at September 30, 2005 compared to $80.4 million at December 31, 2004. Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth in that market.

The following table reflects the composition (mix) of the loan portfolio:

                                     TABLE 7
                             LOAN PORTFOLIO ANALYSIS
                                ($ in thousands)

                                                     September   December 31,   Percent
                                                      30, 2005       2004        change
Amount of loans by type
Real estate-mortgage
  Commercial                                         $ 454,575     $424,712        7.0%
  1-4 family residential
      First liens                                       85,361       78,321        9.0%
      Junior liens                                      22,167       20,244        9.5%
      Home equity                                       34,290       35,785       (4.2%)
Commercial, financial and agricultural                  75,461       83,787       (9.9%)
Real estate-construction                                89,620       80,384       11.5%
Installment
  Credit cards and related plans                         2,073        2,152       (3.7%)
  Other                                                 12,281       11,784        4.2%
  Obligations of states and political subdivisions      14,338       20,457      (29.9%)
Less:  deferred origination fees, net of costs             418          398        5.0%
                                                     ---------     --------      -----
      Total                                          $ 789,748     $757,228        4.3%

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

As indicated in Table 4 above, the ALL at September 30, 2005 was $10.5 million compared with $10.4 million at the end of 2004. This was based on management's analysis of the loan portfolio risk at September 30, 2005. A provision expense of $1.7 million relating to a letter of credit impairment was recorded for the nine months ended September 30, 2005. See discussion above in "Results of Operations-Provision for Loan Losses." The quarter to date provision has increased by $1.5 million compared to the same period in 2004, as discussed previously.

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

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable incurred losses in the loan portfolio at September 30, 2005. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collection.

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

                                     TABLE 8
                              NON-PERFORMING ASSETS
                                ($ in thousands)

                                         At or for the    At or for the      At or for the
                                         period ended     period ended        period ended
                                         Sept 30, 2005    Sept 30, 2004    December 31, 2004
Nonperforming Assets:
Nonaccrual loans                           $  7,299         $  13,239          $  5,920
Accruing loans past due 90 days or more           0                 0                 0
                                           --------         ---------          --------

Total nonperforming loans ("NPLs")         $  7,299         $  13,239          $  5,920
Other real estate owned                       2,629             2,520             2,572
                                           --------         ---------          --------

Total nonperforming assets ("NPAs")        $  9,928         $  15,759          $  8,492
Ratios:
ALL to NCO's (annualized)                      4.85             12.60              3.15
NCO's to average loans (annualized)            0.28%             0.14%             0.45%
ALL to total loans                             1.33%             1.72%             1.38%
NPL's to total loans                           0.92%             1.76%             0.78%
NPA's to total assets                          0.90%             1.53%             0.81%
ALL to NPL's                                 143.75%            97.87%           176.44%

As indicated in Table 8, non-performing loans at September 30, 2005 were $7.3 million compared to $5.9 million at December 31, 2004. This increase is due, in part to the transfer to non-accrual of a $1.0 million commercial real estate credit which already was on our watch list. There was not a material change in the amount of reserve allocated to this credit, as a result of this transfer. Non-accrual loans represented $7.3 million of the total non-performing loans. Real estate non-accrual loans accounted for $6.5 million of the total, of which $893,000 was residential real estate and $5.4 million was commercial real estate, while commercial and industrial non-accrual loans total $746,000. As a result the ratio of non-performing loans to total loans at September 30, 2005 was 0.92% compared to 0.78% at end of year 2004. The Company's ALL was 143.8% of total non-performing loans at September 30, 2005 compared to 176.4% at end of year 2004.

Non-performing assets (non-performing loans plus other real estate owned assets) at September 30, 2005 were $9.9 million compared to $8.5 million at December 31, 2004. Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of two residential and fifteen commercial properties totaling $2.6 million. Other real estate owned at December 31, 2004 totaled $2.6 million and consisted of sixteen properties.

Potential problem loans are currently performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. At September 30, 2005, potential problem loans amounted to $3.8 million compared to a total of $9.3 million at December 31, 2004. As a result of impairment analysis, $6.0 million of potential problem loans were specifically allocated a portion of the loan loss provision and transferred from potential problem loans since end of year 2004.

As mentioned previously, an impairment loss has been provided in the amount of $1.8 million to establish a liability for potential exposure for a customer's letter of credit arrangement with the Company totaling $8.8 million. The letter of credit supports secondary market financing on behalf of the borrower. The Company is monitoring the financial condition of the borrower (in the hotel industry) on an ongoing basis, and if it continues to deteriorate, may need to provide additional reserves with respect to the off-balance sheet commitment.

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, an increase in its earning potential.

At September 30, 2005, the investment portfolio (which includes investment securities available for sale) increased $13.8 million, or 7.0%, to $211.2 million from $197.4 million at December 31, 2004. At September 30, 2005, the investment portfolio represented 19.2% of total assets compared with 18.8% at December 31, 2004.

Securities available for sale consist of the following:

                                     TABLE 9
                          INVESTMENT SECURITY ANALYSIS
                              At September 30, 2005
                                ($ in thousands)

                                    Gross           Gross
                                  Unrealized      Unrealized
                                     Gains          Losses       Fair Value
                                  ----------      ----------     ----------
Securities available for sale
Obligations of U.S. Treasury &
other U.S. agencies                    399             742           70,429
Mortgage-backed securities              12           1,277           91,229
Obligations of states &
political subdivisions               1,192              70           46,806
Private placement                       45               0            1,040
Other securities                         0               0            1,723
                                    ------          ------       ----------

Total securities available for
sale                                $1,648          $2,089       $  211,227

                              At December 31, 2004
                                ($ in thousands)

                                    Gross           Gross
                                  Unrealized      Unrealized
                                     Gains          Losses       Fair Value
                                  ----------      ----------     ----------
Securities available for sale
Obligations of U.S. Treasury &
other U.S. Agencies                 $  965          $  214       $   59,547
Mortgage-backed securities             190             794           99,360
Obligations of states &
political subdivisions               1,556               0           33,973
Private placement                       76               0            1,070
Other securities                         0               0            3,442
                                    ------          ------       ----------

Total investment securities         $2,787          $1,008       $  197,392

Federal Home Loan Bank Stock

At September 30, 2005, the Company has $8 million of Federal Home Loan Bank stock. Of this amount, $1.8 million is in excess of the amount that the Company is required to hold. In late October the FHLB issued a statement that they would suspend redeeming excess or voluntary capital stock. The FHLB indicated that it would resume the voluntary redemptions as soon as possible. While the Company does believe that this will not have a financial statement impact, we are continuing to monitor the situation.

Deposits

Total deposits at September 30, 2005 increased $22.1 million, or 2.6%, to $866.6 million from $844.5 million at December 31, 2004. Non-interest bearing deposits at September 30, 2005 decreased $902,000, or 0.7%, to $119.6 million from $120.5 million at December 31, 2004. Interest-bearing deposits at September 30, 2005 increased $23.0 million, or 3.2%, to $747.0 million from $724.0 million at December 31, 2004. Brokered CD's totaled $179.3 million at September 30, 2005 compared to $175.4 million at December 31, 2004. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season.

Emphasis has been, and will continue to be, placed on generating additional core deposits in the remainder of 2005 and 2006 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2005 and in 2006 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Brokered deposits tend to be by their nature less stable than core deposits, and may also bear a higher cost structure. Under a scenario of increased brokered deposits, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.

Borrowings

Federal funds purchased and securities under agreements to repurchase at September 30, 2005 increased $622,000 to $1.9 million from $1.3 million at December 31, 2004. Securities under repurchase provided the increase between periods. There were no federal funds purchased at September 30, 2005 and December 31, 2004.

Federal Home Loan Bank Advances totaled $125.2 million at September 30, 2005 compared to $100.2 million at December 31, 2004. Typically, borrowings increase in order to fund growth in the loan portfolio in periods when borrowings increase more rapidly than deposits. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

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

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

                                    TABLE 10
                           LENDING RELATED COMMITMENTS
                                ($ in thousands)

                                      September 30, 2005   December 31, 2004
Commitments to fund home equity
line loans                                $   55,161           $   45,101
Commitments to fund commercial real
estate loans                                   4,726                5,314
Commitments unused on various other
lines of credit loans                        173,633              135,889
                                          ----------           ----------
Total commitments to extend credit        $  233,520           $  186,304
Financial standby letters of credit       $   24,412           $   23,428

See "Balance Sheet Analysis - Non-Performing Loans, Potential Problem Loans and Other Real Estate" for a discussion of potential exposure relating to a $8.8 million letter of credit arrangement with a customer.

The following table summarizes the Company's significant contractual obligations and commitments at September 30, 2005:

                                    TABLE 11
                             CONTRACTUAL OBLIGATIONS
                                ($ in thousands)

                     WITHIN 1 YEAR    1-3 YEARS         3-5 YEARS    AFTER 5 YEARS      TOTAL
                     -------------    ---------         ---------    -------------     --------
Federal funds
purchased and
repurchase
agreements              $ 1,906       $       0           $   0        $       0       $  1,906
Federal Home Loan
Bank advances            85,000          15,000             187           25,000        125,187
Subordinated
debentures                    0               0               0           16,100         16,100
Operating leases            128             220             112                0            460
                        -------       ---------           -----        ---------       --------
Total                   $87,034       $  15,220           $ 299        $  41,100       $143,653

LIQUIDITY

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $3.6 million for the first nine months of 2005 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $4.6 million in the first nine months of 2005.

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

Maturing investments have been a primary source of liquidity at the Bank. For the nine months ended September 30, 2005, principal payments totaling $14.1 million were received on investments. The Company purchased $30.7 million in investments in the first nine months of 2005. This resulted in net cash of $16.6 million used in investing activities for the first nine months of 2005. At September 30, 2005 the investment portfolio contained $161.7 million of U.S. Treasury and federal agency backed securities representing 76.5% of the total investment portfolio. These securities tend to be highly marketable.

Deposit growth is typically another source of liquidity for the Bank in the latter half of each year, although deposits typically shrink in the first half resulting in a use of cash. As a financing activity reflected in the September 30, 2005 Consolidated Statements of Cash Flows, deposits increased and resulted in $22.1 million of cash flow during the first nine months of 2005. The Company's overall deposit base increased 2.6% for the nine months ended September 30, 2005. Deposit growth is generally the most stable source of liquidity for the Bank. Although brokered deposits are inherently less stable than locally generated core deposits, we use them when we believe it is appropriate as a result of market conditions in our markets as compared to the brokered markets and/or when we need to supplement local deposit generation to fund loans. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

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

Within the classification of short-term borrowings at September 30, 2005, federal funds purchased and securities sold under agreements to repurchase totaled $1.9 million compared to $1.3 million at the end of 2004. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or long-term, are another source of funds. They total $125.2 million at September 30, 2005 and $100.2 million at December 31, 2004.

The Bank's liquidity resources were sufficient in the first nine months of 2005 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first nine months of 2005, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, the Bank may acquire additional brokered deposits as funding for short-term liquidity needs.

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

Capital Resources

Stockholders' equity at September 30, 2005 increased $1.9 million or 2.4% to $78.1 million, compared with $76.2 million at end of year 2004. The increase in stockholders' equity in 2005 was primarily composed of the growth in retained earnings and proceeds from the exercise of stock options, partially offset by the change in unrealized losses on available for sale securities and the payment of dividends. The change in unrealized losses on available for sale securities amounted to $1.4 million for the first nine months of 2005; this change resulted from the effects of the increasing interest rate environment. Total dividends paid increased to $3.5 million in the nine months ended September 30, 2005 from $3.2 million for the same period in 2004, primarily as a result of an increase in the per share dividends rate to $0.45 from $0.42. Stockholders' equity to assets at September 30, 2005 was 7.10% compared to 7.27% at the end of 2004.

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

The Company had $16.6 million of junior subordinated debentures outstanding to the Trust and the Trust had $16.1 million of trust preferred securities outstanding at September 30, 2005 and December 31, 2004, respectively. Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of September 30, 2005, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

The Company's capital base (before SFAS 115 change) increased primarily due to the retention of earnings. The Company's dividend reinvestment plan typically provides capital improvement, as the holders of approximately 19% of Company's Common Stock participate in the plan.

Cash dividends paid in the first nine months of 2005 were $0.45 per share compared with $0.42 in 2004. The Company provided a 7.1% increase in normal dividends per share in 2005 over 2004. Total funds utilized in the payment of dividends were $4.6 million in the first nine months of 2005, as compared to $4.3 million in the corresponding period of 2004.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first nine months of 2005.

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

At September 30, 2005 and December 31, 2004, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of September 30, 2005 and December 31, 2004:

                                    TABLE 12
                                 CAPITAL RATIOS
                                ($ in thousands)

                                                                    Required To Be
                                                                   Well Capitalized
                                                 Required For        under Prompt
                                               Capital Adequacy    Corrective Action
                                 Actual              Purposes          Provisions
                            Amount    Ratio    Amount     Ratio    Amount     Ratio
                            ------    -----    ------     -----    ------     -----
As of September 30, 2005
  Total Capital (to
  Risk Weighted Assets)
    Company                 98,802    10.69%   73,958     8.00%    N/A        N/A
    Bank                    94,794    10.27%   73,857     8.00%    92,321     10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                 88,310    9.55%    36,979     4.00%    N/A        N/A
    Bank                    84,302    9.13%    36,929     4.00%    55,393      6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                 88,310    8.06%    43,848     4.00%    N/A        N/A
    Bank                    84,302    7.69%    43,848     4.00%    54,809      5.00%

As of December 31, 2004
  Total Capital (to
  Risk Weighted Assets)
    Company                 95,433    10.95%   69,791     8.00%    N/A        N/A
    Bank                    91,521    10.53%   69,580     8.00%    86,975     10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                 84,988     9.75%   34,895     4.00%    N/A        N/A
    Bank                    81,076     9.33%   34,790     4.00%    52,185      6.00%
  Tier 1 Capital  (to
  Average Assets)
    Company                 84,988     8.27%   41,129     4.00%    N/A        N/A
    Bank                    81,076     7.91%   41,025     4.00%    51,282      5.00%

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

As of September 30, 2005, the Company was in compliance with its management policies with respect to interest rate risk with the exception that the effect of an immediate 200 basis point decrease in the prime rate over a one-year horizon would impact negatively net interest income by 11.1%. The Company's guidelines have internal limits of not more than a 10% change. The dollar change would equate to a $379,000 decrease in net interest income for that period exceeding the Company's internal limits. The Company has noted the issue and the Company feels that other mitigating factors minimize that potential effect given the current rate environment. The Company has not experienced any material changes to its market risk position since December 31, 2004, as described in the Company's 2004 Form 10-K Annual Report.

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 2005.

                                    TABLE 13
                              INTEREST SENSITIVITY
                                ($ in thousands)

               Change in Net Interest Income over One Year Horizon

                           At September 30, 2005         At December 31, 2004
                        ---------------------------     -------------------------
Change in levels of                      Percentage                     Percentage
interest rates          Dollar change      change      Dollar change      change
-------------------     -------------    ----------    -------------    ----------
+200 bp                   $  2,324           6.7%         $ 2,357          6.3%
+100 bp                      1,027           3.0%           1,092          2.9%
Base                             0             0%               0            0%
-100 bp                    (1,826)          (5.3%)         (1,756)        (4.7%)
-200 bp                    (3,821)         (11.1%)         (3,656)        (9.7%)

As shown above, at September 30, 2005, the effect of an immediate 200 basis point increase in interest rates would increase the Company`s net interest income by $2.3 million or 6.7%. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by $3.8 million or 11.1%.

Changes in the mix of earning assets and interest - bearing liabilities increased the Company's asset sensitivity during the past twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2005. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's disclosure controls and procedures to the Company required to be included in this quarterly report on Form 10-Q.

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

                                                    BAYLAKE CORP.

Date:  November 9, 2005                         /s/ Thomas L. Herlache
                                                ------------------------
                                                    Thomas L. Herlache
                                                    President (CEO)

Date: November 9, 2005                          /s/ Steven D. Jennerjohn
                                                --------------------------
                                                    Steven D. Jennerjohn
                                                    Treasurer (CFO)