Form 10-K
period 2005-12-31
BAYLAKE CORP
filed 2006-03-15
CIK 275119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended       December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock $5 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See defintion of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of March 1, 2006, 7,782,427 shares of Common Stock were outstanding. As of June 30, 2005, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $18.50 reported bid price on that date) held by non-affiliates (excludes a total of 496,640 shares reported as beneficially owned by directors and executive officers-does not constitute an admission as to affiliate status) was approximately $134,787,060.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Documents are Incorporated
Definitive Proxy Statement for 2006 Annual Meeting of Shareholders to be Filed within 120 days of the fiscal Year ended December 31, 2005	Part III

2005 FORM 10-K

Special Note Regarding Forward-Looking Statements
The statements contained in this report, including the discussion and analysis of financial condition and results of operations, that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe-harbor provisions for forward-looking statements contained in that Act. For example, all statements regarding our expected financial position, business and strategies, and periods after December 31, 2005, are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to Baylake or its management, are also intended to identify forward-looking statements. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon Baylake or the Bank. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on our beliefs as well as assumptions we have made as part of the conduct of our business, these expectations may prove to be incorrect. Actual results may differ materially from those included in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, without limitation, the failure of a significant number of borrowers to repay their loans (the level of non-performing loans), general changes in economic conditions (including those related to tourism) and changes in interest rates, including the effects of the current increasing interest rate environment on loan demand, collateral value and lending margins, as well as restrictions imposed on us by regulations or regulators of the banking industry. Many of these factors are not within the control of Baylake or management. Baylake undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.
ITEM 1. BUSINESS
General
Baylake Corp., a Wisconsin corporation organized in 1976, (“Baylake” or the “Company”), is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended. Baylake’s primary activities consist of holding indirectly the stock of Baylake Bank (“Bank”) and providing a wide range of banking and related business activities, through the Bank and its other subsidiaries. Baylake has elected to become a “financial holding company” under the Gramm-Leach Bliley Act of 1999 (“GLB Act”).
Baylake Bank
The Bank is a Wisconsin state bank originally chartered in 1876. The Bank conducts its community banking business through 27 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca, and Waushara Counties. The Bank has eight financial centers in Door County, which is known for its tourism related services. The Bank has seven financial centers in Brown County, which includes the city of Green Bay. and has filed an application with the Wisconsin Department of Financial Institutions for approval of an eighth financial center in this county to be located in the Village of Suamico. Baylake serves a broader range of service, manufacturing and retail job segments in this market. The balance of the Bank’s financial centers are located in the remaining locations, which include a combination of small cities and smaller communities. Other principal industries in Bank’s market area include light industry and manufacturing, agriculture, food related products, and, to a lesser degree, lumber and furniture.
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
Subsidiaries

In addition to its banking operations, the Bank owns three non-bank subsidiaries: Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages an investment and loan portfolio; Baylake City Center LLC, which owns 21.6% of a commercial building condominium in Green Bay, currently being offered for sale; and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. The Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. (“UFS”), a data processing services company, located in Grafton, Wisconsin, that provides data processing services to approximately 26 banks (including the Bank) and ATM processing services to 50 banks.
At December 31, 2005, the Company had total assets of $1.1 billion. For additional financial information, see the Consolidated Financial Statements and Notes beginning at Item 8 of this Form 10-K.
Corporate Governance Matters
Baylake maintains a website at www.baylake.com. The Company makes available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practical after Baylake electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (“SEC”). The Company’s SEC reports can be accessed through the Baylake Corp. link of our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.
Lending
The Company offers short-term and long-term loans on a secured and unsecured basis for business and personal purposes. It makes real estate, commercial/industrial, agricultural and consumer loans, in accordance with the basic lending policies established by its board of directors. The Company focuses lending activities on individuals and small businesses in its market area. Lending has been primarily within the State of Wisconsin. The Company does not conduct any substantial business with foreign obligors. The markets served by the Company include a wide variety of industries, including a limited concentration in tourism related industries, directly and indirectly. Loans to customers in the restaurant and lodging business totaled $135.6 million at December 31, 2005, or 16.7% of our loans at that date. Although competitive and economic pressures exist in this segment, business remains strong in the markets served by the Company. However, any general weakness in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing or tourism industries or otherwise) could have a material adverse effect on the business and operations of Baylake. In particular, a decline in the Door County tourism business would not only affect our customers in the restaurant and lodging business, and therefore loans to them as described above, but could also affect loans and other business relationships with persons employed in that industry and real estate values (including collateral values) in the area.
The Company’s total outstanding loans as of December 31, 2005 amounted to approximately $812.3 million, consisting of 57.6% commercial real estate loans, 18.3% residential real estate loans, 10.6% construction and land development real estate loans, 9.9% commercial and industrial loans, 1.8% installment and 1.9% municipal loans.
Investments
The Company maintains a portfolio of investments, primarily consisting of U.S. Treasury securities, U.S. Government Agency securities, mortgage-backed securities and obligations of states and their political subdivisions. The Company attempts to balance its portfolio to manage interest rate risks, maximize tax advantages and meet its liquidity needs while endeavoring to maximize investment income.
Deposits
The Company offers a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits at the

Company are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2005, the Company’s total deposits amounted to $856.7 million, including interest bearing deposits of $746.1 million and non-interest bearing deposits of $110.6 million.
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
Seasonality
The tourism industry, particularly in the Door County market, substantially affects our business with our customers, particularly those customers in the restaurant and lodging businesses. The tourist business of Door County is seasonal, with the season beginning in early spring and continuing until late fall. The seasonal nature of the tourist business tends to result in increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season. Nonetheless, the financial needs of those involved in the delivery of tourist related services is a year around concern.
The Company’s expansion into other market areas has reduced the concentration level of tourism-related businesses, but these types of businesses still remain an important element of the customer base served by the Company.
Competition
The financial services industry is highly competitive. The Company competes with other financial institutions and businesses in both attracting and retaining deposits and making loans in all of its principal markets. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposit products comes primarily from other commercial banks, savings banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. The Company also faces direct competition from members of bank holding company systems that have greater assets and resources than those of the Company.
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
With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the FRB has determined to be financial in nature, and the extent to which state laws will apply to managing or controlling activities of bank holding companies are incidental to these operations.
The FRB uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks or non-bank businesses.
The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the Company’s net income for the past year is sufficient to cover both the cash dividend and a rate of retention consistent with the company’s needs. The FRB also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow to pay dividends. In addition, compliance with capital adequacy guidelines at both a bank subsidiary and a bank holding company could affect the Company’s ability to pay dividends, if the Company’s capital levels were to decrease.
The Sarbanes-Oxley Act of 2002 (“SOA”), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. The SEC has enacted rules to implement various provisions of SOA which affect the Company as a publicly-held entity. The federal banking regulators also have adopted generally similar requirements concerning the certification of financial statements. Among these requirements is the identification of a company-wide code of conduct for the Bank. SOA also imposes additional corporate governance requirements on publicly-held companies, particularly relating to the functioning of its audit committee. The Company is subject to the requirement of annual attestation and review of its internal control on financial reporting. See Item 9A.
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
The Bank is subject to federal and state statutory and regulatory restrictions on any extension of credit to Baylake or its subsidiaries, on investments in the stock or other securities of Baylake or its subsidiaries, on the payment of dividends to Baylake, and on the acceptance of the stock or other securities of Baylake or its subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extension of credit by the Bank to its directors and officers, to directors and officers of Baylake and its subsidiaries, to principal shareholders of us, and to “related interests” of such directors, officers and principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a director or officer of Baylake or one of its subsidiaries or a principal shareholder of Baylake may obtain credit from banks with which Baylake maintains a correspondent relationship.
The FDIC and the FRB have published guidelines establishing operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal bank regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines state that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.
The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. The Riegle Act imposed new escrow requirements on depository and non-depository mortgage lenders and services under the National Flood Insurance Program. In receiving deposits, the Bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank, its directors and officers.
Under the Community Reinvestment Act, or (“CRA”), and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the boards of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated and comprised of the eight counties within the geographic area of Central and Northeast Wisconsin. The Bank’s board of directors is required to review the appropriateness of this delineation at least annually.
Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future. This regulation substantially affects the business and financial results of all financial institutions and holding companies, including Baylake and its subsidiaries. As an example, Baylake is subject to the capital and leverage guidelines of the FRB, which requires that Baylake’s capital to asset ratio meet certain minimum standards. For a discussion of the FRB’s guidelines and the Company’s applicable ratios, see the section entitled “Capital Resources” under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Under the Graham Leach Bliley (“GLB Act”), all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request and establish procedures and practices to protect customer data from unauthorized access. The Company has developed such policies and procedures for itself and the Bank, and believes it is in compliance with all privacy provisions of the GLB Act.
Under Title III of the USA PATRIOT Act (“PATRIOT Act”), also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and Bank, are required to take certain measures to identify customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and to scrutinize or prohibit altogether certain transactions of special concern. Financial institutions are also required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions.

Information sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of GLB Act and other laws. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHCA, which applies to the Company. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.
The deposits of the Bank are currently insured to the maximum extent provided by law through the FDIC. All insured banks are required to pay semi-annual deposit insurance premium assessments to the FDIC. The Federal Deposit Insurance Corporation Improvements Act of 1991 (“FDICIA”) included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on the level of risk they present to the FDIC. Banks with higher levels of capital and lower degrees of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.
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
Employees
At December 31, 2005, Baylake and its subsidiaries had 317 full-time equivalent employees. Baylake considers the relationship with its employees to be good.
ITEM 1A. RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business, operating results, cash flows, and financial condition. If any of the following risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.
If we have significant loan losses, we would need to further increase our Allowance for Loan Losses and our earnings would decrease; impairment charges on letters of credit could have similar effects.

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may also be required to make payments on letters of credit, which we have issued on behalf of our customers. In recent periods, we have experienced problems with some lending and letter of credit arrangements which have affected our results. We may continue to experience loan losses, which could have a material adverse effect on our operating results.
Material additions to our allowance or charges related to letters of credit also would materially decrease our net income, and the charge-off of loans may lead us to increase the allowance. We must make assumptions and judgments about the quality and collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of assets serving as collateral for the repayment of many of our loans. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.
Our operations are geographically limited and significantly concentrated in the tourism industry, which makes us more at risk for downturns in those areas
Most of our operations, business and customer base are in Northeastern Wisconsin, particularly in Door and Brown Counties. As a result of this geographical concentration, we are more at risk in the event of downturns or other factors that affect the local economy or decrease demand for our services than if our operations were conducted over a wider area. Other local factors, such as natural disasters and the local regulatory climate, could also significantly affect our results because of our lack of geographical diversity.
In addition, a significant percentage of our customer base is in the tourism industry, particularly lodging and restaurants, especially in our Door County market. Many of our other customers depend indirectly on the tourism industry. This concentration in a single industry could cause any downturn or other issues affecting local tourism to reduce the demand for our services, increase problem loans and thus disproportionately affect our results.
A significant portion of our lending is concentrated in the commercial real estate sector, which makes us more at risk for downturns in those areas
Approximately 57.6% of our loans are concentrated in commercial real estate lending. At year-end 2005, $108.4 million represented loans for purposes of rental properties and $67.9 million for development loans. A downturn in the economy on the pricing of these development type properties could affect the values of these properties, increase the potential for problem loans and thus have a direct impact on our financial results.
An increasing interest rate environment could affect our results and our equity
In recent periods, the Federal Reserve Board has increased the Federal Funds target rate multiple times and additional increases are possible. Increases to the middle- and long-term interest rates which we are able to charge have not been commensurate with the short-term interest rate moves by the Federal Reserve, resulting in a flattened yield curve. The flattening of the yield curve, together with competitive market pressures, has resulted in a compressed interest margin by limiting Baylake’s ability to obtain reasonable returns on middle- and long-term earning assets. We expect that in the future to continue to have an effect on the growth in net interest margin. In turn, net income and return on equity would be affected.
Baylake holds $171.6 million of securities available-for-sale at December 31, 2005. We must carry these securities at fair value on our balance sheet under generally accepted accounting principles, and unrealized gains or losses on those securities are one component of shareholders’ equity. When market interest rates increase, the fair value of our securities available-for-sale generally decreases, which results in a corresponding decrease in equity.
We are also seeking to replace our trust preferred securities. Rising interest rates and other factors may negatively affect our ability to make that replacement on attractive terms or at all.

Competition may affect our results
We face strong competition in originating loans, in seeking deposits and in offering our other services. We must compete with commercial banks, savings institutions, trust companies, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Our market area is also served by several commercial banks and savings institutions that are substantially larger than us in terms of deposits and loans. Also, tax exempt credit unions operate in our market area and aggressively price their products and services.
This competitive climate can make it more difficult to establish and retain relationships with customers and can lower the rates we are able to charge on loans, increase the rates we must offer on deposits, and affect our charges for other services. Those factors can in turn affect our results and profitability.
Wisconsin tax developments could reduce our earnings
Like many Wisconsin financial institutions, the Bank has a subsidiary in Nevada which holds and manages investment and other earning assets; the income on these assets has not been subject to Wisconsin tax. The Wisconsin Department of Revenue has instituted an audit program specifically aimed at out-of-state subsidiaries, although it has not audited our subsidiary. Although we believe that we have complied with requirements previously established by the Department, depending upon the terms and circumstances, an adverse resolution of these matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a negative impact on our earnings. We also may incur additional costs in the future to address state tax issues.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Baylake does not directly own any real property of any kind. However, the Bank owns its headquarters and twenty-five branches. The Bank leases one branch office from a third party.
The main office building located in Sturgeon Bay serves as headquarters for Baylake as well as the main banking office of the Bank. The main office also accommodates the expanded business of the Bank, primarily an insurance agency (Baylake Insurance Agency) and financial services. The twenty-six branches owned or leased by the Bank are in good condition and considered adequate for present and near term requirements. In addition, the Bank owns other real property that, when considered in the aggregate, is not material to its financial position, including a commercial parcel in Berlin, Wisconsin reserved for future expansion, and a commercial lot in the Village of Suamico, near Green Bay, subject to application for a future branch location.
At December 31, 2005, the properties and equipment of the Company had an aggregate net book value of approximately $25.9 million, including an estimated $1.2 million held for sale.
ITEM 3. LEGAL PROCEEDINGS
Baylake and its subsidiaries may be involved from time to time in various routine legal proceedings incidental to their business. Neither Baylake nor any of its subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on the results of operations or financial position of Baylake.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Historically, trading in shares of the Company’s Common Stock has been limited. Since mid-1993, Baylake Common Stock has been listed on the OTC Bulletin Board (Trading symbol: bylk.ob), an electronic interdealer quotation system providing real-time quotations on eligible securities. Trading in Baylake Common Stock has been conducted principally by certain brokerage and investment firms with offices in Door County, Wisconsin that have provided price quotations, and have assisted individual holders of Baylake Common Stock who wish to purchase or sell shares. In addition, bid and asked quotes for Baylake Common Stock are reported regularly in The Milwaukee Journal Sentinel based on information provided by a local brokerage firm.
The following table summarizes high and low bid prices and cash dividends paid for the Baylake Common Stock for the periods indicated. Bid prices are as reported from the OTC Bulletin Board. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

				Cash dividends per
	Calendar period	High	Low	share
2004	1st Quarter	$15.00	$13.90	$0.14
	2nd Quarter	$16.00	$14.10	$0.14
	3rd Quarter	$16.00	$14.20	$0.14
	4th Quarter	$18.55	$14.30	$0.15

2005	1st Quarter	$18.50	$17.25	$0.15
	2nd Quarter	$18.50	$17.95	$0.15
	3rd Quarter	$18.60	$17.85	$0.15
	4th Quarter	$18.25	$16.05	$0.16
Baylake had approximately 1,778 shareholders of record at December 31, 2005. The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.
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
Baylake maintains a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of Baylake Common Stock in lieu of receiving cash dividends. Such shares may be newly issued securities or acquired in the market and will be purchased on behalf of participating shareholders at their then fair market value. No shares were repurchased by Baylake in the fourth quarter of 2005.
ITEM 6. SELECTED FINANCIAL DATA
BAYLAKE CORP.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
Year Ended December 31,

	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Results of operations:
Interest and dividend income	$61,538	$50,362	$47,474	$51,564	$59,023
Interest expense	26,660	16,357	18,416	22,188	32,053

Net interest income	34,878	34,005	29,058	29,376	26,970

	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Provision for loan losses	3,217	1,599	5,650	5,700	2,880

Net interest income after provision for loan losses	31,661	32,406	23,408	23,676	24,090
Other income:
Fees from fiduciary activities	780	703	677	637	664
Fees from loan servicing	1,131	1,079	1,470	1,587	1,461
Fees for other services to customers	4,759	4,608	4,053	3,573	2,444
Gain from sale of loans	1,013	1,372	2,449	1,425	1,077
Securities gains, net	52	—	—	509	—
Increase in cash surrender value of life insurance	784	772	821	450	140
Gains (losses), net from sales and disposals of fixed assets	2,383	475	(1)	—	—
Gain on sale of Arborview	—	—	538	—	—
Rental income	—	—	67	705	—
Death benefit of life insurance	—	—	—	754	—
Other	695	517	566	1,373	725

Total other income	11,597	9,526	10,640	11,013	6,511
Non-interest expense:
Salaries and employee benefits	16,733	15,283	14,183	13,743	11,923
Occupancy	2,441	2,156	2,087	2,163	1,834
Equipment	1,564	1,373	1,438	1,422	1,401
Data processing and courier	1,163	1,125	1,087	1,040	986
Provision for impairment of letter of credit	2,191	—	—	—	—
Operation of other real estate	399	599	378	203	248
Other operating expenses	6,028	5,943	4,858	4,820	4,583

Total non-interest expense	30,519	26,479	24,031	23,391	20,975

Income before income tax	12,739	15,453	10,017	11,298	9,626

Income tax provision	3,836	4,680	2,060	2,575	2,091

Net income	$8,903	$10,773	$7,957	$8,723	$7,535

Per Share Data: (1)
Net income per share (basic)	$1.15	$1.41	$1.06	$1.17	$1.01
Net income per share (diluted)	1.14	1.40	1.04	1.15	0.99
Cash dividends per common share	0.61	0.57	0.53	0.49	0.45
Book value per share	10.09	9.91	9.16	8.74	7.91

Selected Financial Condition Data (at end of period):
Total assets	$1,089,408	$1,047,748	$974,740	$904,656	$845,713
Securities	171,638	197,392	176,815	133,139	144,895
Gross loans	812,296	757,228	715,022	682,512	627,492
Total deposits	856,711	844,541	783,292	740,324	669,812
Short-term borrowings (2)	1,315	1,284	23,359	10,056	2,837
Other borrowings (3)	125,185	100,192	75,092	65,000	90,000

	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Subordinated debentures	16,100	16,100	16,100	16,100	16,100
Total shareholders’ equity	78,544	76,205	69,628	65,400	59,130
Performance Ratios:
Return on average assets	0.82%	1.07%	0.87%	1.00%	0.93%
Return on average total shareholders’ equity	11.51%	14.88%	11.86%	13.82%	13.37%
Dividend payout ratio	52.99%	40.49%	50.22%	41.99%	44.62%
Net interest margin (4)	3.60%	3.76%	3.56%	3.80%	3.79%
Net interest spread (4)	3.27%	3.52%	3.27%	3.47%	3.34%
Non-interest income to average assets	1.07%	0.94%	1.16%	1.26%	0.78%
Non-interest expense to average assets	2.81%	2.63%	2.62%	2.68%	2.57%
Net overhead ratio (5)	1.74%	1.68%	1.46%	1.42%	1.79%
Average loan-to-average deposit ratio	94.16%	93.63%	93.01%	94.71%	98.87%
Average interest-earning assets to average interest-bearing liabilities	112.73%	113.59%	113.19%	111.71%	110.33%
Asset Quality Ratios: (6)
Non-performing loans to total loans	0.85%	0.78%	2.27%	3.24%	2.34%
Allowance for loan losses to:
Total loans	1.18%	1.38%	1.70%	1.67%	1.27%
Non-performing loans	137.58%	176.44%	74.95%	51.66%	54.47%
Net charge-offs to average loans	0.52%	0.45%	0.70%	0.35%	0.31%
Non-performing assets to total assets	0.94%	0.81%	1.90%	2.76%	1.93%
Capital Ratios: (7)
Shareholders’ equity to assets	7.21%	7.27%	7.14%	7.23%	6.99%
Tier 1 risk-based capital	9.70%	9.75%	9.53%	9.74%	10.10%
Total risk-based capital	10.73%	10.95%	10.78%	10.99%	11.29%
Leverage ratio	8.27%	8.27%	8.38%	8.24%	8.22%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.

(2)	Consists of federal funds purchased and repurchase agreements.

(3)	Consists of Federal Home Loan Bank term notes and Company borrowings from unaffiliated correspondent bank.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.

(6)	Non-performing loans consist of non-accrual loans, guaranteed loans 90 days or more past due but still accruing interest and restructured loans. Non-performing assets include non-performing loans and foreclosed assets.

(7)	The capital ratios are presented on a consolidated basis. For information on Baylake and the Bank’s regulatory capital requirements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources” and Item 1. “Business-Regulation and Supervision”.

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
Allowance for Loan Losses: The allowance for loan losses (“ALL”) represents management’s estimate of probable incurred credit losses in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
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
There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all of the potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect the Company’s earnings or financial position in future periods.
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

Foreclosed Assets: Foreclosed assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, less estimated costs to sell, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
Provision for Impairment of Standby Letter of Credit: The provision for impairment of letter of credit represents management’s estimate of probable incurred losses on an off-balance sheet standby letter of credit which is used to accommodate our customer’s borrowing arrangements with an unrelated third party. In the event of further impairment, a provision for impairment of standby letter of credit is charged to operations based on management’ periodic evaluation of the factors affecting this standby letter of credit. See Note 1-“Notes to Consolidated Financial Statements” in the section titled “Provision for Impairment of Letter of Credit” and in the Non-Interest Expense discussion in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
Income Tax Accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of the Company’s operations and reported earnings. The Company believes that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Note 15-“Income Tax Expense” for further information. For a discussion of certain Wisconsin income tax developments that could affect the Company, see the discussion in the “Income Statement Analysis-2005 compared to 2004-Income Taxes.”
Income tax expense may be affected by developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of the Bank located in the state of Nevada holds and manages various investment securities. Due to that fact that these subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue (“Department”) issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions, the Department representatives have stated that the Department intends to revoke those rulings and tax some or all these subsidiaries’ income, even though there has been no intervening change in the law. The Department also implemented a program in 2003 for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada; to date, the Company and its subsidiaries have not been audited on these matters.
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
The Company continues to believe that it has reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and the Department’s prior longstanding interpretations thereof, including interpretations issued specifically to it. However, in view of the Department’s subsequent change in position (even if that change does not have a basis in law), the aggressive stance now being taken by the Department, the settlements by some other banks, and the potential effect that decisions by other similarly situated institutions may have on the Company’s alternatives going forward, the Company has determined that it would consider a settlement proposal from the Department; however, the Company has not yet received a specific proposal nor has any assessment been made against the Company or its subsidiaries. The Company will need to review any settlement proposal in more specific detail to quantify in any definitive way the Department’s view of its exposure and to evaluate alternatives. Although there will likely be challenges to the Department’s actions and interpretations, the Bank’s net income would be reduced if the Department succeeds in its actions and interpretations. The Bank could also incur costs in the future to address any action taken against it by the Department.

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
From an industry and national perspective, the Company’s profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the provision for loan losses, operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes, and to a lesser extent, non-interest income such as trust revenues, loan servicing fees and service charge income derived from deposit accounts. Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including the Company. During the latter half of 2004, 2005 and continuing into 2006, the Federal Reserve Board (“FRB”) steadily increased interest rates intended to stabilize the current economy and keep inflation under control, since the general health of the United States economy has recovered. Although net interest income increased for 2005, the increasing rate environment compressed our interest spread for the period. Lending activities are also influenced by regional and local economic factors. Some specific factors may include the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Company’s market area.
In the last several years, the Company has initiated strategic changes to its bank operations intended to enhance the Bank’s utilization of resources, and the effectiveness of customer services within its primary market area. The Bank has developed an internal customer relationship management system (“CRM”) to manage and to more effectively market to its internal customer base.
Since the latter part of 2001, the Company has dedicated resources to its goal of improving asset quality. Improvements have been achieved relative to collections or recoveries from the disposition of collateral, especially related to the Company’s level of non-performing commercial loans. Processes continue to be improved in the area of credit risk in the commercial loan portfolio as a result of improved underwriting and more extensive collection efforts through the addition of legal and collection staff, in spite of items that will be discussed under the sections titled “Non-Performing Loans, Potential Problem Loans and Other Real Estate.”
Performance Summary
The following is a brief summary of some of the factors which have affected the Company’s earnings in 2005. See the balance of this section for a more thorough discussion.
The Company reported net income of $8.9 million for the year ended December 31, 2005, a decrease of $1.9 million or 17.4% compared to $10.8 million earned in 2004. Basic and diluted earnings per share were $1.15 and $1.14, respectively, for 2005 compared to $1.41 and $1.40 for 2004. Return on average assets for the year ended December 31, 2005 was 0.82% and 1.07% for 2004. The return on average equity was 11.51% for 2005 and 14.88% for 2004. Cash dividends declared in 2005 increased 7.0% to $0.61 per share compared with $0.57 in 2004. Key factors behind these results were:
▪	Net interest income and net interest margin were impacted in 2005 by an increasing interest rate environment for most of 2005, thereby decreasing interest spread. The continued pressure from the rise in short-term interest rates in addition to the concurrent flattening of the yield curve affected net interest margin for 2005 relative to a year earlier.

▪	Tax-equivalent net interest income was $36.2 million for 2005, an increase of $1.1 million or 3.1% over 2004. Tax-equivalent interest income increased $11.4 million, while interest expense increased $10.3 million. The increase in tax-equivalent net interest income was attributable to favorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-

bearing liabilities adding $2.6 million to tax-equivalent net interest income). Offsetting the increase were unfavorable rate variances reducing tax-equivalent net interest income by $1.5 million. This was primarily due to the increase in short-term interest rates which had a direct influence on wholesale and retail funding costs for 2005. Average earning assets increased $68.9 million to $1.0 billion, while interest-bearing liabilities increased $67.4 million to $890.2 million.

▪	The net interest margin for 2005 was 3.60%, compared to 3.76% in 2004. The 16 basis points (“bps”) decrease in net interest margin is the result of a 25 bps decrease in interest rate spread (the net of a 100 bps increase in the cost of interest-bearing liabilities, offset by a 75 bps increase in the yields on earning assets), and a 9 bps higher contribution from net free funds.

▪	Total loans were $812.3 million at December 31, 2005, an increase of $55.1 million or 7.3%, from December 31, 2004. Commercial real estate loans increased $43.2 million (10.2%) and represented 57.6% of total loans at December 31, 2005, compared to 56% at year-end 2004. Total deposits were $856.7 million at December 31, 2005, an increase of $12.2 million or 1.4% from year-end 2004.

▪	Asset quality had mixed results during 2005. Net loan charge-offs were $4.1 million, an increase of $798,000 over 2004 results. Net loan charge-offs for commercial loans represented $3.3 million of the total in 2005. Net loan charge-offs were 0.52% of average loans in 2005 compared to 0.45% in 2004. On the other hand, there was improvement of approximately $29.4 million in average impaired loans for 2005. The provision for loan losses increased to $3.2 million compared to $1.6 million in 2004. The ratio of allowance for loan losses to total loans was 1.18% and 1.38% at December 31, 2005 and 2004, respectively. Non-performing loans were $6.9 million at December 31, 2005, representing 0.85% of total loans, compared to $5.9 million or 0.78% at year-end 2004.

▪	Non-interest income was $11.6 million for 2005, an increase of $2.1 million or 21.7% from 2004 results. An increase in net gains from sales of fixed assets totaling $1.9 million and gain on the sale of Pulse stock totaling $200,000 accounted for the balance of the increase. An increase in fees for other services to customers of $151,000 offset by a decrease in gains from sales of loans of $359,000 were primarily attributable for the remainder of the change in non-interest income.

▪	Non-interest expense was $30.5 million, an increase of $4.0 million over 2004 results. This was the result of increases in personnel expense, occupancy and equipment expense, professional services expense, and costs provided for impairment expense on an off-balance sheet letter of credit.

▪	As mentioned above, an impairment expense of $2.2 million was provided for an off-balance sheet letter of credit. The impairment charge on the standby letter of credit relates to the establishment of a liability for the Company’s exposure on a standby letter of credit. Of that amount, $1.8 million was provided in the third quarter and upon an updated impairment analysis an additional $345,000 was expensed in the fourth quarter of 2005.

▪	Income tax expense decreased to $3.8 million, a decrease of $844,000 from 2004. The decrease was primarily attributable to lower taxable income. The effective tax rate was 30.1% in 2005 compared to 30.3% in 2004 primarily related to an increase in non-taxable income as a percentage of net income before income tax expense.
INCOME STATEMENT ANALYSIS
2005 compared to 2004
Net Interest Income
Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $34.9 million, compared to $34.0 million in 2004. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.3 million for 2005 and $1.1 million for 2004 resulted in a tax-equivalent net interest income of $36.2 million and $35.1 million, respectively.
Net interest income is impacted by the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and the relative amounts of interest-earning assets and interest-

bearing liabilities. The interest income and interest expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.
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
Net interest income in the consolidated statements of income (including tax equivalent adjustment) was $36.2 million in 2005, compared to $35.1 million in 2004. The increase in 2005 net interest income of $1.1 million was a function of a higher level of earning assets, offset by unfavorable interest rate changes. The net interest margin for 2005 was 3.60% compared to 3.76% in 2004. The 16 bps decrease in net interest margin is attributable to a 25 bps decrease in interest rate spread (with a 75 bps increase in the yield on earning assets, substantially offset by a 100 bps higher cost of interest-bearing liabilities), and a 9 bps higher contribution from net free funds. Interest rates generally rose during much of 2005, increasing 200 bps over the year as FRB attempted to keep inflation in control. Comparatively, the Federal Funds rate at December 31, 2005, was at 4.16% compared to 2.16% at year-end 2004, while the average Federal funds rate for 2005 was 187 bps higher than for 2004. The Company had positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, the rate increases would impact net interest income positively. The Company expects that in a gradually increasing rate environment, we would continue to anticipate that our income statement would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of increases could affect that trend. In retrospect, net interest margin decreased in the fourth quarter as a result of deposit mix which caused short-term deposits to re-price slightly higher relative to the changes occurring in the re-pricing within the loan portfolio. Net interest margin was affected by the impact of short-term rate changes and its affect on wholesale funding costs for 2005.
As shown in the rate/volume analysis in Table 2, volume changes added $2.6 million to tax equivalent net interest income in 2005, while rate changes resulted in a $1.5 million decrease, for a net increase of $1.1 million. Relative to changes in balance sheet mix, the growth and composition change of earning assets added $4.0 million to tax equivalent net interest income in 2005 offset by the growth and composition change of interest-bearing liabilities of $1.5 million. This resulted in a $2.6 million increase in tax equivalent net interest income. Rate changes on earning assets increased interest income by $7.4 million but were more than offset by changes in rates on interest-bearing liabilities that increased interest expense by $8.9 million, for an unfavorable impact of $1.5 million.
For 2005, the yield on earning assets improved 75 bps to 6.26%, in large part attributable to an increase of 96 bps in the loan yield. The average loan yield was 6.71% in 2005. Increases during 2005 in the interest rate environment were a primary factor in the improvement in loan yields. Competitive pricing on new and refinanced loans dampened efforts for further improvements in loan yields in 2005. The yield on securities and short-term investments combined was up 5 bps to 4.62%.
For 2005, the cost of interest-bearing liabilities increased 100 bps compared to 2004, to 2.99%, aided by an increasing interest rate environment through much of the year. The combined average cost of interest-bearing deposits was 2.65%, up 91 bps from 2004, primarily from increases in the short-term interest rate environment during much of 2005 offset to a lesser degree by an increase in the mix of lower-cost transaction accounts. The cost of wholesale funding (comprised of federal funds purchased; repurchase agreements; FHLB advances and subordinated debentures) increased by 135 bps to 4.56% for 2005, impacted unfavorably by increase in the interest rate environment and its affect on wholesale funding costs during the year.

Average earning assets were $1.0 billion in 2005, an increase of $68.9 million, or 7.4%, from 2004. Average loans outstanding grew to $789.3 million in 2005 from $740.6 million in 2004, an increase of 6.6%. The increase in the interest rate environment was a significant contributing factor to net interest income in addition to the increase in loan volume. The mix of average loans to average total assets decreased to 72.7% in 2005 from 73.4% in 2004. For 2005, tax equivalent interest income on loans increased $2.9 million from growth and increased $7.4 million from the impact of the interest rate and competitive environment. Balances of securities and short-term investments increased $20.2 million on average. Tax equivalent interest income on securities and short-term investments increased $1.1 million from volume changes, but decreased $51,000 from the impact of the rate environment, for a net $1.1 million increase to tax equivalent interest income.
Average interest-bearing liabilities increased $67.4 million, or 8.2%, from 2004, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) increased $1.5 million, both supporting the growth in earning assets. Average non-interest bearing demand deposits increased by $2.4 million, or 2.3%. Average interest-bearing deposits grew $44.9 million, or 6.5%, to $730.8 million. This growth resulted from increases in interest-bearing demand deposits, savings accounts, and time deposits greater than $100,000 offset by a decline in time deposits less than $100,000. Interest expense on interest-bearing deposits increased $6.6 million from the impact of the rate environment and increased $848,000 from volume and mix changes resulting in an increase of $7.4 million in interest expense. Average wholesale-funding sources increased by $22.5 million during 2005. For 2005, interest expense on wholesale funding sources increased by $611,000 due to volume changes and increased by $2.3 million from higher rates, for a net increase of $2.9 million versus 2004 results. We would expect the impact of higher rates to continue to compress net interest rate margin in light of the recent FRB interest rate increases.
Table 1: Average Balances and Interest Rates (interest and rates on a tax-equivalent basis)
Year ended December 31,

		2005				2004				2003
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rate	Balance		Interest	Rate	Balance		Interest	Rate
	(dollars in thousands)

ASSETS:
Earning Assets
Loans (1)(2)(3)	$789,316		52,946	6.71%	$740,605		42,583	5.75%	$695,669		41,224	5.93%
U.S. Treasuries	195		9	4.62	195		9	4.62	825		51	6.18
Agencies	157,293		6,326	4.02	148,874		5,922	3.98	102,323		4,115	4.02
State and Municipal Obligations (1)	41,766		2,835	6.79	31,974		2,252	7.04	35,981		2,601	7.23
Other Securities	11,077		598	5.40	10,649		664	6.24	10,063		668	6.64
Federal funds sold	876		29	3.31	170		4	2.35	1,669		20	1.20
Other money market Instruments	3,010		94	3.12	2,148		24	1.12	4,718		38	0.81

Total earning assets	$1,003,533		$62,837	6.26%	$934,615		$51,458	5.51%	$851,248		$48,717	5.72%

Non-interest earning Assets	81,671				73,919				64,892

Total assets	1,085,204				$1,008,534				$916,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing Liabilities

		2005				2004				2003
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rate	Balance		Interest	Rate	Balance		Interest	Rate
	(dollars in thousands)
NOW accounts	$90,782		$1,500	1.65%	$89,648		$782	0.87%	$74,998		$674	0.90%
Savings accounts	221,414		4,998	2.26	199,942		1,875	0.94	196,598		1,763	0.90
Time deposits> $100M	239,682		7,752	3.23	207,750		4,983	2.40	179,557		5,626	3.13
Time deposits<$100M	178,912		5,132	2.87	188,571		4,328	2.30	208,160		6,523	3.13

Total interest-bearing Deposits	730,790		19,382	2.65	685,911		11,968	1.74	659,313		14,586	2.21
Federal funds Purchased	25,526		891	3.49	24,402		388	1.59	10,141		137	1.35
Repurchase Agreements	1,419		39	2.75	1,127		13	1.15	1,202		12	1.00
FHLB advances	116,407		4,309	3.70	95,291		2,293	2.41	65,250		2,034	3.12
Subordinated Debentures	16,100		2,039	12.66	16,100		1,695	10.53	16,100		1,645	10.22
Long term debt	—		—	—	—		—	—	53		2	3.77

Total interest-bearing Liabilities	$890,242		$26,660	2.99%	$822,831		$16,357	1.99%	$752,059		$18,416	2.45%
Demand deposits	107,506				105,134				88,642
Accrued expenses and other liabilities	10,091				8,182				8,322
Stockholders’ equity	77,365				72,387				67,117

Total liabilities and Stockholders’ equity	1,085,204				$1,008,534				$916,140

Net interest income And rate spread			$36,177	3.27%			$35,101	3.52%			$30,301	3.27%
Net interest margin				3.60%				3.76%				3.56%

(1)	The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes loan fees, net of amortization.
Table 2: Rate/Volume Analysis (1)

	2005 compared to 2004			2004 compared to 2003
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)

Interest income:
Loans (2)	$2,949	$7,414	$10,363	$2,609	$(1,250)	$1,359
U.S. treasuries	—	—	—	(32)	(10)	(42)
Agencies	338	66	404	1,852	(45)	1,807
State and municipal obligations (2)	667	(84)	583	(284)	(65)	(349)
Other securities	26	(92)	(66)	38	(42)	(4)
Federal funds sold	23	2	25	(26)	10	(16)
Other money market instruments	13	57	70	(25)	11	(14)

Total earning assets	$4,016	$7,363	$11,379	$4,132	$(1,391)	$2,741

Interest expense:

	2005 compared to 2004			2004 compared to 2003
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
NOW accounts	$10	$708	$718	$128	$(20)	$108
Savings accounts	221	2,902	3,123	30	82	112
Time deposits	617	2,956	3,573	229	(3,067)	(2,838)
Federal funds Purchased	19	484	503	223	28	251
Repurchase Agreements	4	22	26	(1)	2	1
FHLB advances	588	1,428	2,016	794	(535)	259
Subordinated debentures	—	344	344	—	50	50
Long term debt	—	—	—	(2)	—	(2)

Total interest-bearing liabilities	$1,459	$8,844	$10,303	$1,401	$(3,460)	$(2,059)
Net interest income	$2,557	$(1,481)	$1,076	$2,731	$2,069	$4,800

(1)	The change in interest due to both rate and volume has been allocated proportional to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 34% for all periods presented.
TABLE 3: Interest Rate Spread and Interest Margin (on a tax equivalent basis)

	2005 average			2004 average			2003 average
		% of			% of			% of
		Earning			Earning			Earning
	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate
	($ in Thousands)

Earning assets	1,003,533	100.0%	6.26%	934,615	100.0%	5.51%	851,248	100.0%	5.72%
Financed by:
Interest-bearing funds	890,242	88.7%	2.99%	822,831	88.0%	1.99%	752,059	88.3%	2.45%
Non-interest bearing funds	113,291	11.3%		111,784	12.0%		99,189	11.7%

Total fund sources	1,003,533	100.0%	2.66%	934,615	100.0%	1.75%	851,248	100.0%	2.16%
Interest rate spread			3.27%			3.52%			3.27%
Contribution from net free funds			0.33%			0.24%			0.29%

Net interest margin			3.60%			3.76%			3.56%
Average prime rate *			6.19%			4.34%			4.12%
Average federal funds rate *			3.22%			1.35%			1.13%

	2005 average			2004 average			2003 average
		% of			% of			% of
		Earning			Earning			Earning
	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate
($ in Thousands)
Average spread			297 bps			299 bps			299 bps

*	Source: Federal Reserve
Table 3 analyzes Company’s net interest margin and interest rate spread relative national rate indicators in 2005. As noted in 2005, the Company’s net interest margin and interest rate spread decreased in spite of the average spread between average prime rate and average federal funds rate being relatively constant.
Table 4: Selected Average Balances

	2005	2004	Percent	2005 as % of	2004 as % of
			Change	Total Assets	Total Assets
	(dollars in thousands)

ASSETS
Loans, net of non-accrual loans	$789,316	$740,605	6.6%	72.7%	73.4%
Investment securities
Taxable	168,565	159,718	5.5%	15.5	15.8
Tax-exempt	41,766	31,974	30.6%	3.8	3.2
Short-term investments	3,886	2,318	67.6%	0.4	0.2

Total earning assets	1,003,533	934,615	7.4%	92.5	92.7
Other assets	81,671	73,919	10.5%	7.5	7.3

Total assets	$1,085,204	$1,008,534	7.6%	100.0%	100.0%

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing deposits	$730,790	$685,911	6.5%	67.3%	68.0%
Short-term borrowings	26,945	25,529	5.5%	2.5	2.5
Federal Home Loan Bank Advances	116,407	95,291	22.2%	10.7	9.4
Subordinated debentures	16,100	16,100	0%	1.5	1.6
Long-term debt	—	—	0%	0.0	0.0

Total interest-bearing Liabilities	890,242	822,831	8.2%	82.0	81.6
Demand deposits	107,506	105,134	2.3%	9.9	10.4
Accrued expenses	10,091	8,182	23.3%	0.9	0.8
Stockholders’ equity	77,365	72,387	6.9%	7.1	7.2

Total liabilities and Stockholders’ equity	$1,085,204	$1,008,534	7.6%	100.0%	100.0%

Provision for Loan Losses
The provision for loan losses (“PFLL”) is the periodic cost of providing an allowance for probable incurred losses.

As previously discussed, the allowance consists of specific and general components. The Company’s internal risk system is used to identify loans that meet the criteria as being “impaired” under the definition of SFAS 114. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. These identified loans for potential impairment are assigned a loss allocation based upon that analysis. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. These current factors include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s evaluation of loan quality, general economic factors and collateral values.
The PFLL in 2005 was $3.2 million. The PFLL in 2004 and 2003 was $1.6 million and $5.7 million, respectively. At December 31, 2005, the allowance for loan losses was $9.6 million, compared to $10.4 million at December 31, 2004. Net charge-offs were $4.1 million for 2005, compared to $3.3 million for 2004 and $4.9 million for 2003. The provision was impacted by net charge-offs in 2005 less the decrease in ALL allocated to specific loans for the period as indicated by average impaired loans during 2005. For additional discussion, see Note 3 in the Notes to Consolidated Financial Statements. Net charge-offs as a percent of average loans were 0.52%, 0.45%, and 0.70% for 2005, 2004, and 2003, respectively. The ratio of the ALL to total loans was 1.18% at December 31, 2005, compared to 1.38% at December 31, 2004 and 1.70% at December 31, 2003. Non-performing loans at December 31, 2005, were $6.9 million, compared to $5.9 million at December 31, 2004 and $16.2 million at December 31, 2003.
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
Non-Interest Income
Total non-interest income for 2005 was $11.6 million, a $2.1 million increase from 2004, or 21.7%, primarily as a result of two property sales in 2005. The non-interest income to average assets ratio was 1.07% for the year ended December 31, 2005 compared to 0.94% for the same period in 2004. Trust service fees, fees from loan servicing, gains from sales of loans and service charges continue to be the primary components of non-interest income as evidenced in Table 5.
Table 5: Other Income

	Years ended December 31,			% Change from prior year
	2005	2004	2003	2005	2004
	(dollars in thousands)

Fees from fiduciary Activities	$780	$703	$677	11.0%	3.8%
Fees from loan servicing	$1,131	$1,079	$1,470	4.8%	(26.6)%
Gains from sale of loans	$1,013	$1,372	$2,449	(26.2%)	(44.0)%
Service charges on deposit accounts	$3,280	$3,226	$2,857	1.7%	12.9%
Other fee income	$733	$675	$669	8.6%	0.9%
Financial service income	$746	$707	$527	5.5%	34.2%
Increase in cash surrender value of life insurance	$784	$772	$821	1.6%	(6.0%)
Rental income	$0	$0	$67	NM	NM
Gain (loss) on sale-bank assets, net	$2,383	$475	$(1)	NM	NM

	Years ended December 31,			% Change from prior year
	2005	2004	2003	2005	2004
	(dollars in thousands)

Gain on sale-Arborview LLC	$0	$0	$538	NM	NM
Securities gains, net	$52	$0	$0	NM	NM
Other income	$695	$517	$566	34.4%	( 8.7%)

Total other income	$11,597	$9,526	$10,640	21.7%	(10.5%)

In 2005, gains from sales of loans were affected by a slowdown in refinancing activity throughout the industry due to higher mortgage rates, similar to the year 2004. In comparison, 2003 saw high levels of loan refinancing as a result of the historically low interest rate environment. Loan servicing fees increased $52,000 and gains from sales of loans decreased $359,000 between the comparable periods of 2005 and 2004. The decrease was driven primarily by secondary market mortgage and commercial loan production (loan production to be sold to the secondary market) and resulting sales. As interest rates have increased over the year, the Company has continued to experience a leveling in the number of loan applications. Secondary loan production declined 23.8% between the comparable twelve-month periods ($48.3 million in of 2005 versus $63.4 million in 2004).
The 2005 increase of $54,000 in service charges on deposit accounts was due in part to the implementation of an overdraft privilege program started in the third quarter of 2004 and other price increases implemented during the latter part of 2004 and early part of 2005. In addition, the implementation of a High Performance Checking program (“HPC”) in the fourth quarter of 2005 should enhance service charge income in the future.
Financial service income increased $39,000 as a result of additional business generated and aided by favorable market conditions.
For 2005, non-interest income included gains totaling $2.7 million from two property sales. In December of 2005, a subsidiary sold property totaling 11.7 acres adjacent to a bank branch for $2.5 million to an unrelated third party resulting in a $2.2 million gain. In addition, also in the fourth quarter, a space related to the Baylake City Center project was sold by the Company to an unrelated third party resulting in a $410,000 gain. These gains were offset by losses of $379,000 on various bank properties sold or written down during the period. These losses relate primarily to the sale of two buildings and land formerly used as branch offices. In addition, the bank closed one leased facility during the year, for which leasehold improvements were written off. In each case, the branches had been replaced with newer facilities and had been unoccupied at date of sale or closing. These net gains compare to 2004 non-interest income that included an earlier gain recognized on the sale of bank land located at that Bank’s branch locations in the Green Bay market area totaling $484,000. The sale of property occurred as a result of a purchase of 19.2 acres by the Department of Transportation to facilitate its highway expansion efforts in the Green Bay market. The sale did not substantially affect the operations at that location.
Other income included gains in 2005 of $200,000 on the sale of stock of Pulse. Pulse was an ATM operator/provider in which the Company held shares in a mutual ownership structure.
Non-Interest Expense
Non-interest expense in 2005 increased to $30.5 million, a $4.0 million, or 15.3% increase compared to 2004 results, primarily as a result of increased personnel, professional services, other operating expense and a provision taken of $2.2 million for the impairment of an off-balance sheet letter of credit. This followed a $2.5 million or 10.2% increase in 2004 as compared to 2003. Primary categories impacting the change between 2005 and 2004 are noted in Table 6 below.
Table 6: Non-interest Expense

	Years ended December 31,			% Change from prior year
	(dollars in thousands)
	2005	2004	2003	2005	2004
Salaries and employee benefits	$16,733	$15,283	$14,183	9.5%	7.8%
Occupancy	$2,441	$2,156	$2,087	13.2%	3.3%

	Years ended December 31,			% Change from prior year
	(dollars in thousands)
	2005	2004	2003	2005	2004
Equipment	$1,564	$1,373	$1,438	13.9%	(4.5%)
Data processing and courier	$1,163	$1,125	$1,087	3.4%	3.5%
Business development and advertising	$1,029	$742	$737	38.7%	0.7%
Charitable contributions	$216	$582	$303	(62.9%)	92.1%
Stationery and supplies	$605	$513	$499	17.9%	2.8%
Director fees	$370	$293	$263	26.3%	11.4%
FDIC insurance	$112	$113	$115	( 0.9%)	( 1.7%)
Mortgage servicing rights Amortization	$257	$273	$411	(5.9%)	(33.6%)
Legal and professional	$625	$481	$250	29.9%	92.4%
Operation of other real estate	$399	$599	$378	(33.4%)	58.5%
Provision for impairment of letter of credit	$2,191	$—	$—	NM	NM
Other operating expense	$2,814	$2,946	$2,280	(4.5%)	29.2%

Total noninterest expense	$30,519	$26,479	$24,031	15.3%	10.2%

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $16.7 million in 2005, an increase of $1.5 million, or 9.5%, as compared to 2004 results. The increase in 2005 primarily resulted from staffing increases, increased benefit costs and normal salary increases offset by a decrease in bonus expense. Salary costs increased $912,000, or 8.5%, for 2005 compared to 2004 results as a result of increased staffing and normal salary increases. The number of full-time equivalent employees increased to 317 in 2005 from 308 in 2004, an increase of 2.9%. Contributing to the increase in salary and employee benefits were expenses related to the establishment of the Baylake Bank Supplemental Executive Retirement Plan (“Plan”). In the first quarter of 2005, the Company implemented the Plan, which is intended to provide certain management and highly compensated employees of the Bank who have contributed, and are expected to continue to contribute, to the Bank’s success by providing for deferred compensation in addition to that available under the Bank’s other retirement programs. Costs amounted to $534,000 for 2005 and are expected to approximate the same in 2006. Accrued benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for 2006. These increases were offset by a decrease in bonus expense of $282,000 to $570,000 for 2005 as a result of various profit improvement results not achieved during the year. Management will continue its efforts to control salaries and employee benefit expense, although increases in these expenses are likely to continue in future years as the Company continues to grow.
Net occupancy expense for 2005 showed an increase of $285,000 as compared to 2004 for a total of $2.4 million. Included in this expense are lease termination costs of $265,000. This expense was to reflect the cost to payoff a lease on a vacated property that had been formerly used for office space prior to the relocation of that branch. An increase in depreciation expense and real estate tax expense accounted for the remaining increase in 2005.
Equipment expense for 2005 increased $191,000 compared to 2004. The increase was primarily due to an increase in depreciation expense and an increase in maintenance contract costs.
Data processing and courier expense in 2005 increased $38,000 due to an increase in the volume of transaction activity processed and technology enhancements. Management estimates that data processing expense should show minimal increases in the next several years with adjustments related only to any volume increases incurred by the Company.
Charitable contribution expense decreased $366,000 in 2005. The decrease was related to long-term commitments made in the fourth quarter of 2004 for local community renovation projects that triggered additional expense recognized for the 2004 year.
Legal and professional expense for 2005 increased substantially, by $144,000, to $625,000. The increase was the result of increased costs relative to SEC compliance as a result of enhanced requirements imposed by the Sarbanes-

Oxley Act of 2002 and the costs of complying with additional audit requirements during the year, in addition to regulatory exam costs for 2005.
Other real estate expenses are netted against income received in the determination of net other real estate owned expense (income). Other real estate owned showed net expense of $399,000 in 2005. Gains of $86,000 from three commercial property sales were realized in 2005 and offset by losses of $111,000 from the sale of five commercial properties during 2005. Various operating expenses, net of income, of other real estate totaling $374,000 occurred in 2005.
The provision for impairment loss on the letter of credit relates to the establishment of a liability for the Company’s exposure on a standby letter of credit. Subsequent to the end of the third quarter, a matter relating to potential cash flow problems affecting one of the Company’s borrowers came to management’s attention. This customer has a standby letter of credit arrangement with the Company totaling $8.8 million; the standby letter of credit supports secondary market financing on behalf of the borrower. The Company completed an analysis of this off-balance sheet commitment and provided $2.2 million to establish a liability for the potential exposure, including $1.8 million and $345,000 in the third and fourth quarters, respectively. The secondary market financing was paid down by $1.8 million during the fourth quarter by the Company and the current amount of financing is $7.0 million at December 31, 2005. The Company took an additional charge of $345,000 in the fourth quarter, as we believe that the collateral and cash flows will not be sufficient to support the balance of the standby letter of credit at December 31, 2005. The Company continues to monitor the financial condition of the borrower on an ongoing basis and if it continues to deteriorate, may need to provide additional reserves with respect to the off-balance sheet commitment.
Other operating expenses in 2005 decreased $132,000, or 4.5%, to $2.8 million as compared to $2.9 million in 2004.
The overhead efficiency ratio, which is computed by subtracting non-interest income from non-interest expense and dividing by average total assets was 1.74% for 2005 compared to 1.68% for 2004 and 1.46% for 2003. The overhead efficiency ratio reflects the extent to which non-interest expenses are recovered through non-interest income.
Income Taxes
Income tax expense for the Company was $3.8 million in 2005, a decrease of $844,000 compared to 2004 results. The lower tax expense in 2005 reflected the Company’s decrease in income before income tax expense in addition to an increase in tax-exempt interest income.
The Company’s effective tax rate, income tax expense divided by income before taxes, was 30.1% in 2005 compared to 30.3% in 2004. Of the 30.1% effective tax rate for 2005, the federal effective tax rate was 24.8% while the Wisconsin state effective tax rate was 5.3%. For 2004, the federal effective tax rate was 25.1% while the Wisconsin state effective tax rate was 5.2%. Taxable income decreased while tax-exempt interest income from municipal investments and income from BOLI increased which caused the change in the effective tax rate.
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
2004 compared to 2003
General

The Company reported net income of $10.8 million in 2004 compared to $8.0 million for 2003. Basic and diluted earnings per share were $1.41 and $1.40, respectively, for 2004 compared to $1.06 and $1.04 for 2003. Return on average assets for the year ended December 31, 2004 was 1.07% and 0.87% for 2003. The return on average equity was 14.88% for 2004 and 11.86% for 2003. Cash dividends declared in 2004 increased 7.5% to $0.57 per share compared with $0.53 in 2003.
Net Interest Income
The Company earned net interest income of $34.0 million and $29.1 million in 2004 and 2003, respectively. Net interest income and net interest margin were impacted in 2004 by an increasing interest rate environment in the latter half of 2004, thereby increasing interest spread, as we were able to increase rates on assets more quickly than on deposits. The changes in the loan and security portfolios, discussed later, generally reflect upward trends in rates associated with lower risk assets in addition to the current market rates.
The year 2004 saw an increase of the interest rate spread for the Company. Interest rates were generally stable and historically low during the first half of 2004 but increased 100 bps over the last six months of 2004 as FRB attempted to monitor inflation and keep it in control. The interest rate spread increased 25 basis points in 2004 to 3.52% from 3.27% in 2003, as the average yield on earning assets decreased 21 basis points while the average rate paid on interest-bearing liabilities decreased 46 basis points over the same period. The decrease in the Company’s earning assets yield reflects a lower rate environment impacting rates on the variable priced loans and re-pricing fixed rate loans (for competitive reasons) for much of 2004. Increased investment interest income, which resulted from an increased investment portfolio, offset by lower yields on the investment portfolio, have contributed to some of the decrease in the yields on interest earning assets. A lower rate environment also affected the funding side of the balance sheet. Yields on interest-paying liabilities decreased 46 basis points. Decreased interest costs resulted from a lower rate environment offset to a lesser extent by increased competition for retail deposits and increased balances in time deposit accounts. Yields on interest bearing deposits decreased 47 basis points to 1.74% in 2004 from 2.21% in 2003.
The lower rate environment also had an effect in reducing yields on the wholesale funding side of the balance sheet. Yields on short-term borrowings increased 26 basis points in 2004 compared to 2003, while yields on other borrowings decreased 71 basis points to 2.41% in 2004 from 3.12% in 2003.
The net interest margin for 2004 was 3.76% compared to 3.56% in 2003. The increase in net interest margin was in part related to a stable interest rate environment in the first half of 2004 and a decrease in non-accrual loans offset slightly by a decrease in the free funds ratio. Although the interest rate environment generally increased in the latter half of 2004, including the effect on the Company’s commercial loan Prime Rate, the overall environment in comparison to 2003, continued to drive the yield on commercial and other variable type loans lower into the year 2004. The free funds ratio, or the level of non-interest bearing funds that support earning assets provided a 5 bps lower contribution in 2004 as compared to 2003.
Provision for Loan Losses
The provision for loan losses in 2004 was $1.6 million compared to $5.7 million in 2003. The provisions reflected the decreases in net loan charge-offs, the reduction in the level of non-performing loans, risk levels inherent in the loan portfolio and the changing mix of the overall loan portfolio.
Non-Interest Income
Non-interest income during 2004 decreased $1.1 million or 10.5% when compared to 2003. The primary factors decreasing non-interest income were reduced gains from sales of loans, lower loan servicing income and one-time gains from the sale of Arborview, LLC (“Arborview”) (a subsidiary formed in 2002 to manage a community based residential facility and sold in the first quarter of 2003). These decreases were offset by increases in fees for other services to customers, an increase in fiduciary fees, and an increase in gains from sales of bank owned fixed assets.

A slowdown in loan refinancing activities throughout the industry impacted results. Loan servicing fees decreased $391,000 and gains from sales of loans decreased $1.1 million between the comparable periods. Revenues generated from the operation of Arborview decreased as a result of the sale to none in 2004 from $67,000 in 2003. The subsidiary was sold in February 2003 with a gain on sale amounting to $538,000. In 2004, non-interest income included a gain recognized on the sale of bank land located at one of the Bank’s branch locations in the Green Bay market area totaling $484,000.
Non-Interest Expense
Non-interest expense increased $2.4 million during 2004, or 10.2% over 2003 levels. Factors contributing to the increase were increased personnel and benefits expenses, charitable contributions, professional services and increased expenses related to the operation of other real estate owned. Salaries and employee benefit expense increased $1.1 million, or 7.8%, compared to 2003 results. The increase in 2004 resulted from staffing increases, increased benefit costs, bonus expense and normal salary increases. Other operating expenses in 2004 increased $666,000 or 29.2%, as a result of costs of $305,000 related to non-employee benefit insurance and consulting fees of $143,000 relating to profit improvement program expenses for 2004.
Income Taxes
Income tax expense for the Company was $4.7 million in 2004 and $2.1 million in 2003. The higher tax expense in 2004 reflected the Company’s increase in before tax earnings in addition to a decrease in tax-exempt interest income.
The Company’s effective tax rate, income tax expense divided by income before taxes, was 30.3% in 2004 compared with 20.6% in 2003. Of the 30.3% effective tax rate for 2004, the federal effective tax rate was 25.1% while the Wisconsin State effective tax rate was 5.2%.
Balance Sheet Items
Average loans outstanding grew to $740.6 million in 2004 from $695.7 million in 2003, an increase of 6.5%. The increase in loan volume was a significant contributing factor to the increase in net interest income. The mix of average loans to average total assets decreased to 73.4% in 2004 from 75.9% in 2003. The relationship of a high volume of loans as a percentage of the asset mix has provided a source of higher yielding assets, which has contributed to net interest income.
Total loans outstanding grew to $757.2 million at December 31, 2004, a 5.9% increase from the end of 2003. Commercial loans and commercial real estate loans (including construction loans) totaled $588.9 million at year end 2004 and comprised 77.8% of the loan portfolio for both 2004 and 2003. Loans in these classifications grew $32.7 million or 5.9% during 2004.
At December 31, 2004, deposits were $844.5 million, an increase of $61.2 million or 7.8% from $783.3 million recorded at December 31, 2003. Brokered deposits increased $77.6 million to $175.4 million at year-end 2004 from $97.8 million at year end 2003. Average total deposits for 2004 were $791.0 million, an increase of 5.8% over 2003. Included in these results was an increase in average brokered deposits to $132.6 million in 2004 from $98.2 million in 2003. The increase in brokered time deposits occurred principally in the first half of 2004, and reflects the Company’s use of such instruments to provide incremental funding to meet cash flow needs. The acquisition of brokered time deposits was accomplished generally at funding rates encountered by the Company in its own market area.
The ALL at December 31, 2004 was $10.4 million compared with $12.2 million at the end of 2003. Loans increased 5.9% in 2004, while the allowance as a percent of total loans decreased. As a result of a loan loss provision (offset by net charge-offs), ALL decreased to 1.38% of total loans from 1.70% at year-end 2003. Based on management’s analysis of the loan portfolio risk at December 31, 2004, a provision expense of $1.6 million was recorded for the year ended December 31, 2004, a decrease of $4.1 million compared to the same period in 2003. The trend indicated a reduction in risk relative to the loan portfolio at year-end 2004 compared to year-end 2003.

Net loan charge-offs of $3.3 million occurred in 2004, and the ratio of net charge-offs to average loans for the period ended December 31, 2004 was 0.45% compared to 0.70% at December 31, 2003. Commercial loan charge-offs represented 61.6% of the total net charge-offs for the year 2004, primarily the result of a $1.6 million loan charge-off taken in the fourth quarter of 2004. This was the remaining portion left on a commercial credit that experienced a $2.6 million charge-off in 2003. Real estate-mortgage charge-offs represented 33.4% of the total net charge-offs for the year 2004. Commercial mortgage loan charge-offs accounted for $960,000 of the mortgage total and residential mortgage loan charge-offs totaled $147,000.
BALANCE SHEET ANALYSIS
Loans
Gross loans outstanding grew to $812.3 million at December 31, 2005, a 7.3% increase from the end of 2004. This follows a 5.9% increase from the end of 2003.
Table 7 reflects composition (mix) of the loan portfolio at December 31:
Table 7: Loan Composition

	(dollars in thousands)
	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Amount of loans by type Real estate- mortgage
Commercial	$467,956	57.6%	$424,712	56.1%	$387,778	54.2%
1-4 Family residential	148,736	18.3	134,350	17.7	125,700	17.6
Construction	85,729	10.6	80,384	10.6	77,350	10.8
Commercial,financial and agricultural	80,260	9.9	83,787	11.1	91,051	12.7

Consumer	14,263	1.8	13,936	1.8	14,460	2.0
Tax exempt	15,785	1.9	20,457	2.7	19,032	2.7
Less: deferred fees, net of costs	(433)	-0.1	(398)	0.0	(349)	0.0

Total loans (net of unearned income)	$812,296	100.0%	$757,228	100.0%	$715,022	100.0%

	2002		2001
	Amount	% of Total	Amount	% of Total
Amount of loans by type Real estate mortgage
Commercial	$351,425	51.5%	$288,385	46.0%
1-4 Family residential	133,365	19.5	143,748	22.9
Construction	75,688	11.1	67,939	10.8
Commercial,financial and agricultural	89,207	13.1	88,649	14.1

Consumer	14,916	2.2	16,890	2.7
Tax exempt	18,227	2.7	22,205	3.5
Less: deferred fees, net of costs	(316)	0.0	(324)	0.0

Total loans (net of unearned income)	$682,512	100.0%	$627,492	100.0%

Commercial real estate loans totaled $468.0 million at year-end 2005 and comprised 57.6% of the loan portfolio compared with 56.1% of the portfolio at the end of 2004. Loans in these classifications grew $43.2 million or 10.2% during 2005. Loans of this type are in a broad range of industries. Commercial real estate includes loans secured by farmland, multifamily properties, and nonfarm/nonresidential real estate properties. Loans of this type are mainly for business properties, multifamily properties, and community purpose properties. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower’s operations. Credit risk is managed by employing sound underwriting guidelines, lending to borrowers in local markets and businesses, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Many times, the Company will take additional real estate collateral to further secure the overall lending relationship. A substantial portion of our commercial real estate loans are secured by real estate in Door County, Wisconsin, which is heavily influenced by the tourism trade. A decline in the tourism industry, or other economic effects, (such as increased interest rates affecting demand for real estate) could affect both our lending opportunities in this area as well as potentially affect the value of collateral held for these loans.
Commercial, financial and agricultural loans totaled $80.3 million at the end of 2005, down $3.5 million or 4.2% since year-end 2004. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale, and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie, Waupaca, Waushara and Kewaunee Counties, Wisconsin. The origination of commercial and commercial real estate loans was primarily from the Company’s market area in Brown County. Growth in tourism related business in Door County slowed in 2005 compared to growth experienced in prior years. The credit risk related to commercial loans made is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower’s operations. These types of loans are generally higher in risk than residential real estate loans.
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
Real estate construction loans grew $5.3 million or 6.6% to $85.7 million at December 31, 2005. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans generally are made to developers who are well known to the Company, have prior experience, and are well capitalized. Construction projects undertaken by these developers are carefully reviewed by the Company to ensure the economic feasibility. The credit risk related to real estate construction loans is generally limited to specific geographic areas, but it is also influenced by general economic conditions. The Company controls the credit risk on these types of loans by making loans to developers in familiar markets, reviewing the merits of the individual project, controlling loan structure and monitoring project progress and advances of construction proceeds.
The Company’s loan portfolio is diversified by types of borrowers and industry groups within the market areas that it serves. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. The Company has identified certain industry groups within its market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2005, there existed one industry group concentration in the Company’s loans that exceeded 10% of total loans. At year-end 2005, loans to real estate rental properties totaled $108.4 million and are located in various areas of the Bank’s market area.

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
Although growth was somewhat flat in 2005 for tourism business in the Door County market, management believes that business activity still appears to remain adequate to service debt of the customers and for customers in general to make improvements to their operations. To date, these types of loans have had little downgrade in loss potential relative to credit risk.
At the end of 2005, residential real estate mortgage loans totaled $148.7 million and comprised 18.3% of the loan portfolio. These loans increased $14.4 million or 10.7% during 2005. The rising interest rate environment during much of 2005 caused consumer preference to remain with fixed-rate residential loans. Loans were originated or refinanced at lower fixed rates as consumers looked to lock in to the attractive financing rates in the early part of 2005. Refinancing activity has slowed considerably in the last half of 2005 compared to 2004, as interest rates have increased. The Company expects the trend to continue into 2006, and given current trends, growth in mortgage loans would decline. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas served by the Company. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan to value exceeds these limits.
The Company offers adjustable rate mortgage loans based upon market demands. At year-end 2005, those loans totaled $24.9 million dollars, an increase of $200,000. Adjustable rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year (the “index”), plus an additional mark-up of 2.75% which varies with the mortgage loan product. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.
Adjustable rate mortgage loans have an initial period, ranging from one to three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate. The Company also participates in a fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. These loans are sold in the secondary market and the Company retains servicing rights. At December 31, 2005, these loans totaled $109.0 million compared to $117.3 million at December 31, 2004.
The Company also offers fixed rate mortgages through participation in fixed rate mortgage programs under private investors. These loans also are sold in the secondary market with servicing rights released to the buyer.
In 2005, the Company sold $48.3 million in mortgage loans through the secondary programs compared to $63.4 million in 2004.
Installment loans to individuals totaled $14.3 million, or 1.8%, of the total loan portfolio at December 31, 2005 compared to $14.0 million, or 1.8%, at end of 2004. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas served by the Company. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers as well as taking the appropriate collateral and guaranty positions on such loans.

Tax-exempt loans totaled $15.8 million at December 31, 2005 compared to $20.5 million at year-end 2004. Tax- exempt loans are short or long term loans to municipalities for the funding of various projects. The proceeds of these loans are collateralized by the backing of the taxing authority and can be used for general or revenue producing projects.
Table 8 details expected maturities by loan purpose as of December 31, 2005. Those loans with expected maturities over one year are further scheduled by re-pricing opportunities.
Table 8: Loan Maturity and Interest Rate Sensitivity

	Maturity
December 31, 2005	Within 1 Year	1-5 Years	After 5 Years	Total
	(dollars in thousands)
Loans secured primarily by real estate:
Secured by 1 to 4 family residential	$51,419	$58,876	$38,441	$148,736
Construction	29,454	56,255	20	85,729
Commercial real estate	142,622	215,067	109,834	467,523
Commercial	20,708	44,160	15,392	80,260
Tax-exempt	6,542	4,183	5,060	15,785
Consumer	6,201	7,937	125	14,263

Total	$256,946	$386,478	$168,872	$812,296

	Interest sensitivity
	Fixed rate	Variable rate
Due after one year	$256,330	$299,020
Note that commercial real estate loans have been adjusted net of deferred loan fees, net of cost in this analysis.
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
As Table 9 indicates, the ALL at December 31, 2005 was $9.6 million compared with $10.4 million at the end of 2004. Loans increased 7.3% in 2005, while the allowance as a percent of total loans decreased to 1.18% from 1.38% at year-end 2004. Based on management’s analysis of the loan portfolio risk at December 31, 2005, a provision expense of $3.2 million was recorded for the year ended December 31, 2005, an increase of $1.6 million compared to the same period in 2004. The provision for loan losses is predominately a function of management’s evaluation of the loan portfolio, with particular emphasis directed toward non-performing and other potential problem loans. During these evaluations, consideration is also given to such factors as management’s evaluation of specific loans, the level and composition of impaired loans, other non-performing loans, historical loss experience, results of examinations by regulatory agencies and various other factors. Net loan charge-offs of $4.1 million occurred in 2005, and the ratio of net charge-offs to average loans for the period ended December 31, 2005 was 0.52% compared to 0.45% at December 31, 2004. Commercial mortgage loan charge-offs represented 79.6% of the total net charge-offs for the year 2005, primarily the result of a $2.3 million loan charge-offs taken in the fourth quarter of 2005 on five various credits. These credits had a specific allowance identified previously. Commercial loan charge-offs represented 11.9% of the total net charge-offs in 2005 while real estate-mortgage charge-offs represented 3.5% of the total net charge-offs for the year 2005. Although net loan charge-offs increased in 2005, the ALL as a percent of total loans decreased as a result of a decrease in the average impaired loans for 2005 compared to 2004 as presented in Note 3 to the Notes to Consolidated Financial Statements. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.
Table 9. Loan Loss Experience

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Daily average amount of loans	$789,316	$740,605	$695,669	$655,464	$607,097

Loans, end of period	$812,296	$757,228	$715,022	$682,512	$627,492

ALL, at beginning of year	$10,445	$12,159	$11,410	$7,992	$7,006
Loans charged off:
Real estate-mortgage	537	226	946	178	334
Real estate-construction	—	3	79	—	—
Real estate-commercial	3,363	1,039	649	1,681	1,239
Commercial/agricultural loans	651	2,781	4,369	789	983
Consumer loans	320	240	302	407	173
Lease financing/other loans	—	—	—	—	—

Total loans charged off	$4,871	$4,289	$6,345	$3,055	$2,729

Recoveries of loans previously charged off:
Real estate-mortgage	392	79	263	126	173
Real estate-construction	—	1	—	—	—
Real estate-commercial	91	79	107	49	159
Commercial/agricultural loans	163	741	950	524	428
Consumer loans	114	76	124	74	75
Lease financing/other loans	—	—	—	—	—

Total loans recovered	760	976	1,444	773	835

Net loans charged off (“NCOs”)	4,111	3,313	4,901	2,282	1,894

Additions to allowance for loan losses charged to operating expense	$3,217	$1,599	$5,650	$5,700	$2,880
Allowance to related assets acquired	—	—	—	—	—
ALL, at end of year	$9,551	$10,445	$12,159	$11,410	$7,992

Ratio of NCOs during period to average loans outstanding	0.52%	0.45%	0.70%	0.35%	0.31%
Ratio of ALL to NCOs	2.3	3.2	2.5	5.0	4.2
Ratio of ALL to total loans end of period	1.18%	1.38%	1.70%	1.67%	1.27%
The change in ALL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, and non-performing loans.
The provision for loan losses is predominantly a function of management’s evaluation of the loan portfolio, with particular emphasis directed toward non-performing and other potential problem loans. During these evaluations, consideration is also given to such factors as management’s evaluation of specific loans, the level and composition of impaired loans, other non-performing loans, historical loan loss experience, results of examinations by regulatory agencies and various other factors.
On a quarterly basis, management reviews the adequacy of the ALL. Commercial credits are graded by the loan officers and the loan review function validates the officers’ grades. In the event that the loan review function downgrades the loan, it is included in the allowance analysis at the lower grade. The grading system is in compliance with regulatory classifications and the allowance is allocated to the loans based on the regulatory grading, except in instances where there are known differences (i.e., collateral value is nominal, etc.). To establish the appropriate level of the allowance, a sample of loans (including impaired and non-performing loans) are reviewed and classified as to potential loss exposure.
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

Table 10: Allocation of the Allowance for Loan Losses

	As of December 31,
	(dollars in thousands)
		2005		2004		2003
	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial, financial & agricultural	$2,317	9.9%	$1,982	11.1%	$2,386	12.7%
Commercial real estate	5,633	57.5	6,374	56.1	6,772	54.2
Real estate
Construction	454	10.6	998	10.61	702	10.8
Residential	482	18.3	539	17.73	1,325	17.57
Consumer	243	1.8	198	1.8	346	2.0
Tax exempt loans	—	1.9	—	2.7	—	2.7
Not specifically Allocated	422		354		628

Total allowance	$9,551	100%	$10,445	100%	$12,159	100%

		As of December 31,
		(dollars in thousands)
		2002		2001
	Amount	% of total loans	Amount	% of total loans
Commercial, financial & agricultural	$3,679	13.0%	$972	14.1%
Commercial real estate	4,639	51.5	4,158	46.0
Real estate
Construction	814	11.1	503	10.8
Residential	1,695	19.53	1,256	22.90
Consumer	222	2.2	255	2.7
Tax exempt loans	—	2.7	—	3.5
Not specifically Allocated	361		848

Total allowance	$11,410	100.0%	$7,992	100.0%
The reduction in the allocated amounts in 2005 for both commercial real estate and real estate-construction relates to the decrease in impaired loans in each of these categories at end of year 2005. The increase in 2005 for commercial loans relates to the increase in impaired loans for the year.
While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable incurred losses in the loan portfolio at December 31, 2005. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when it believes it is necessary to minimize the risk of further deterioration of these loans for full collection.
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
Table 11 details non-performing loans and non-performing assets by type for 2005 and the preceding four years.
Table 11: Nonperforming Loans and Other Real Estate Owned

		Years Ended December 31,
	2005	2004	2003	2002	2001
		(dollars in thousands)
Nonaccrual loans	$6,942	$5,920	$11,079	$12,244	$9,929
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans	—	—	5,144	9,844	4,744

Total non-performing loans (NPLs)	$6,942	$5,920	$16,223	$22,088	$14,673

Investment subsidiaries	—	—	—	1,994	—
Other real estate owned/operating subsidiaries	3,333	2,572	2,271	896	1,673

Total non-performing assets (NPAs)	$10,275	$8,492	$18,494	$24,978	$16,346

Ratios:
NPL’s to total loans	0.85%	0.78%	2.27%	3.24%	2.34%
NPA’s to total assets	0.94%	0.81%	1.90%	2.76%	1.93%
ALL to NPL’s	137.58%	176.44%	74.95%	51.66%	54.47%
Non-performing loans at December 31, 2005 were $6.9 million compared to $5.9 million at December 31, 2004. Impacting the increase in non-performing loans in 2005 were loan charge-offs of $1.2 million in non-accrual loans and a shifting, as a result of foreclosure, of approximately $1.2 million in loans to other real estate owned during 2005 offset by a net increase in non-performing loans totaling $3.4 million in 2005. Non-accrual loans represented $6.9 million of the total of non-performing loans. Real estate non-accrual loans account for $6.1 million of the total, of which $1.0 million was residential real estate and $5.1 million of the total was commercial real estate, while commercial and industrial non-accruals account for $754,000. Management believes collateral is sufficient to offset losses in the event additional legal action would be warranted to collect these non-accrual loans. As a result the ratio of non-performing loans to total loans at the end of 2005 was 0.85% compared to 0.78% at end of year 2004. The Company’s ALL was 137.6% of total non-performing loans at December 31, 2005 compared to 176.4% at end of year 2004.
The following table shows, for those loans accounted for on a non-accrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

Table 12: Foregone Loan Interest

	Years ended December 31,
	2005	2004	2003
	(dollars in thousands)
Interest income in accordance with original terms	$605	$688	$996
Interest income recognized	(300)	(383)	(352)

Reduction in interest income	$305	$305	$644

Potential problem loans are currently performing loans that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. Management’s decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans. At December 31, 2005, potential problem loans amounted to a total of $10.0 million compared to a total of $9.3 million at end of 2004. Of the problem loans, a total of $5.4 million stem from two commercial borrowers which are currently experiencing cash flow concerns. At present, there are no other known specific issues, industries of concern or material loans believed to be of concern for defaulting which would give rise to a large near-term charge-off. Noting the exceptions above, potential problem loans are not concentrated in a particular industry but rather cover a diverse range of businesses. Management does not presently expect significant losses from credits in the potential problem loan category.
Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of seventeen properties totaling $3.3 million at end of year 2005. This compared to sixteen properties totaling $2.6 million at end of year 2004. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.
Activity for other real estate for 2005, 2004, and 2003, including costs of operation are shown in Table 13:
Table 13: Other Real Estate Operation Summary

	2005	2004	2003
	(dollars in thousands)
Beginning balance,	$2,572	$2,271	$896
Transfer of net realizable value to other real estate	$2,252	$3,316	$3,549
Sales proceeds, net	(1,280)	(2,992)	(2,219)
Net gain (loss) from sale of other real estate	$(25)	$173	$65
Provision for other real estate	(186)	(196)	(20)

Total other real estate	$3,333	$2,572	$2,271

Income from operation of ORE	$86	$279	$86
Expense from operation of ORE	556	935	488

Gains taken on ORE properties **	86	282	88
Losses taken on ORE properties	111	109	23

**	Please note that gains taken on ORE properties may include gains that are deferred for immediate recognition.
Investment Portfolio
The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, its earning potential.
Table 14: Investment Portfolio

	2005	2004	2003
	(dollars in thousands)
Securities Available for Sale (AFS):
U.S. Treasury and other agency Securities	$60,793	$58,796	$37,942
Obligations of states and political Subdivisions	33,689	32,417	32,848
Mortgage-backed securities	74,544	99,964	99,970
Private placement	996	994	991
Other equity securities	4,421	3,442	1,886

Total amortized cost	$174,443	$195,613	$173,637

Total fair value and carrying value	$171,638	$197,392	$176,815

Securities are classified as available for sale. The Company determined at year end 2005 that all of its taxable securities, including U.S. Treasury, U.S. Agency securities and municipal bond securities purchased in 2005 were to be classified as available for sale. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.
Securities classified as available for sale are those securities which the Company has determined might be sold to manage interest rates or in response to changes in interest rates or other economic factors. While the Company has no current intention of selling those securities, they may not be held to maturity. Investment securities available for sale are carried at market value. Adjustments up or down to market value at December 31, 2005 and 2004 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.
In December of 2005, our investment subsidiary sold securities with a total carrying value of $36.5 million. These were sold as a result of the flat yield curve that combined with the premium paid to obtain wholesale funding meant that we were paying more in costs to borrow money than to hold securities that had lesser yields. From a funding standpoint, it was less expensive to raise money by the sale of certain securities than to borrow funds in the wholesale market.
Table 15: Securities Portfolio Maturity Distribution (dollars in thousands)

	Securities AFS - maturity distribution and weighted average yield
			After one year		After five years
			But within five		But within ten
	Within one year		Years		years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Treasury	$195	4.59%	$—	—%	$—	—	$—	—	$195	4.59%
Agencies	7,927	6.48%	51,697	4.12%	—	—	—	—	59,624	4.44%
Mortgage-backed securities	3,199	3.95%	66,380	4.11%	2,952	4.47%	—	—	72,531	4.12%
Obligations of states and political subdivisions	3,042	7.37%	4,114	7.17%	7,781	7.12%	18,890	6.17%	33,827	6.62%
Private placement	—	—	—	—	—	—	1,040	8.53%	1,040	8.53%
Other	2,885	3.67%	—	—	100	7.30%	1,436	5.73%	4,421	3.52%

Total carrying value	$17,248	5.68%	$122,191	4.22%	$10,833	6.40%	$21,366	6.26%	171,638	4.75%

At December 31, 2005 and 2004, mortgage-backed securities represented 42.3% and 50.3%, respectively of total investments based on carrying value. The fair value of mortgage-backed securities are subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes.
At December 31, 2005 and 2004, the Company’s investment portfolio did not contain, other than U.S. treasury and federal agencies, securities of any single issuer that were payable from and secured by the same source of revenue of taxing authority where the aggregate book value of such securities exceed 10% of stockholders’ equity.
Securities averaged $213.3 million in 2005 compared with $193.8 million in 2004. In 2005, taxable securities comprised approximately 80.4% of the total average investments compared to 83.5% in 2004. Tax-exempt securities on average for 2005 accounted for 19.6% of the total average investments compared to 16.5% in 2004.
Deposits
Deposits are the Company’s largest source of funds. At December 31, 2005, deposits were $856.7 million, an increase of $12.2 million or 1.4% from $844.5 million recorded at December 31, 2004. Brokered deposits decreased $20.2 million to $155.1 million at year-end 2005 from $175.4 million at year-end 2004. Average total deposits for 2005 were $838.3 million, an increase of 6.0% over 2004. Included in these results was an increase in average brokered deposits to $175.5 million in 2005 from $132.6 million in 2004. The increase in brokered time deposits occurred principally in the first half of 2005, and reflects the Company’s continuing use of such instruments to provide incremental funding to meet cash flow needs. The acquisition of brokered time deposits was accomplished generally at funding rates that the Company encounters in its own market area. Although the use of brokered deposits on average has continued to increase in the last year, Management views these as a stable source of funds. If liquidity concerns arose, the Company believes (but cannot assure) that it has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company’s customer base as customers draw down deposits during the early first half of the year in anticipation of the summer tourist season.
Table 16: Average Deposits Distribution

	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
			(dollars in thousands)
Noninterest-bearing Demand deposits	$107,506	13%	$105,134	13%	$88,642	12%
Interest-bearing demand Deposits	90,782	11%	89,648	11%	74,998	10%
Savings deposits	221,414	26%	199,942	25%	196,598	26%
Other time deposits	178,912	21%	188,571	24%	208,160	28%
Time deposits $100,000 and over (excluding brokered deposits)	64,180	8%	75,177	10%	81,342	11%
Brokered certificates of Deposit	175,502	21%	132,573	17%	98,215	13%

Total deposits	$838,296	100%	$791,045	100%	$747,955	100%

Table 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

December 31, 2005
Certificates of Deposit
Three months or less	$42,988
Over three months through six months	32,232
Over six months through twelve months	42,976
Over twelve months	105,967

Total	$224,163

As shown in Table 16, non-interest bearing demand deposits in 2005 averaged $107.5 million, up 2.3% from $105.1 million recorded in 2004. This $2.4 million increase is attributable to improvement in the seasonal increases in these funds throughout the year along with an emphasis of attracting new customer relationships and selling more services to existing customers. At December 31, 2005, non-interest-bearing demand deposits were $110.6 million compared with $120.5 million at year-end 2004.
Interest bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). In 2005, interest-bearing deposits averaged $730.8 million, an increase of 6.5%. Within the category of interest bearing deposits, (including NOW accounts, savings deposits and money market accounts), these accounts increased $22.6 million or 7.8% as a result of customer preference to stay liquid in a rising interest rate environment. During the same period, time deposits, including CDs and IRAs (other than brokered time and time over $100,000) decreased in average deposits $9.7 million or 5.1%, primarily the result of a shift in customer preferences. Average time deposits over $100,000 other than brokered time deposits decreased by $11.0 million or 14.6%. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company’s rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continue to limit the Company’s core deposit growth in these types of deposits.
Emphasis will be placed on generating additional core deposits in 2006 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and customer service. As an example, in the fourth quarter of 2005, the Company introduced a High Performance Checking (“HPC”) product to our market to better position ourselves in the retail market. The Company also may continue to increase brokered CD’s during the 2006 fiscal year as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Under that scenario, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of rate.
Other funding sources
Total other funding sources, including short-term borrowings, Federal Home Loan Bank Advances and subordinated debentures, were $142.6 million at December 31, 2005, an increase of $25.0 million, or 21.3%, from $117.6 million at December 31, 2004. For the illustration depicted in Table 18 short-term borrowings consist of federal funds purchased, securities under agreements to repurchase and Federal Home Loan Bank Advances. As indicated in Table 18, average 2005 short-term borrowings were $143.4 million compared to $120.8 million during 2004. The increase of $22.5 million occurred as a result of increased loan demand, increased investment balances offset to a lesser extent by growth in core deposit, an increase in non-core funding sources such as brokered time deposits and time deposits greater than $100,000, but also reflected the absence of federal funds purchased at year-end.
Table 18: Short-term Borrowings

	December 31,
	2005	2004	2003
	(dollars in thousands)
Federal funds purchased and repurchase agreements:
Balance end of year	$1,315	$1,284	$23,359
Average amounts outstanding during year	$26,945	$25,529	$11,343
Maximum month-end amounts outstanding	$48,804	$44,600	$32,641
Average interest rates on amounts Outstanding at end of year	3.70%	1.88%	1.23%
Average interest rates on amounts Outstanding during year	3.45%	1.57%	1.32%
Federal Home Loan Bank advances:
Balance end of year	$125,185	$100,192	$75,092
Average amounts outstanding during year	$116,407	$95,291	$65,250
Maximum month-end amounts outstanding	$125,188	$100,196	$75,093
Average interest rates on amounts outstanding at end of year	4.35%	2.88%	2.41%
Average interest rates on amounts outstanding during year	3.70%	2.41%	3.12%
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
Long-term Debt
In connection with the issuance of Trust Preferred Securities in 2001 (see “Capital Resources”), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust subsidiary of the Company. Subordinated debentures totaled $16.1 million at December 31, 2005 and 2004. For additional details, please make reference to the Consolidated Financial Statements and Note 10 in the accompanying footnotes. As indicated in Note 10, the Company is in the process of redeeming in whole the subordinated debentures at March 31, 2006 in accordance with the earlier call feature. They will be redeemed at 100% of face value. The Company will replace these debentures in full by issuing like securities into a trust preferred pool. The Company has engaged outside legal counsel and is pursuing necessary approvals for the redemption of the securities issued in 2001 and for the issuance of the new securities to be included as Tier 1 capital. However, the Company cannot assume that these securities will be replaced or the terms of any replacement securities.
Off-Balance Sheet Obligations
As of December 31, 2005 the Company has the following commitments, which do not appear on its balance sheet:
Table 19: Commitments

2005
(dollars in thousands)
Commitments to fund home equity line loans	$45,435
Commitments to fund residential real estate construction	3,409
Commitments unused on various other lines of credit loans	164,112

Total commitments to extend credit	$212,956
Financial standby letters of credit	$22,160
Further discussion of these commitments is included in Note 13, “Financial Instruments with Off-Balance Sheet Risk” of the notes to consolidated financial statements. See also “Contractual Obligations” below.

Contractual Obligations
As of December 31, 2005, the Company is contractually obligated under long-term agreements as follows:
Table 20: Contractual Obligations

	Payments due by period
(dollars in		Less than 1			More than 5
thousands)	Total	year	1 to 3 years	3 to 5 years	years
Certificates of deposit and other time deposit obligations	$398,557	$237,447	$156,670	$4,440	—
Subordinated debentures **	$16,100	—	—	—	16,100
FHLB advances	125,185	85,000	15,083	102	25,000
Operating leases	68	41	27	—	—

Totals	$539,910	$322,488	$171,780	$4,542	$41,100

**	Note that the subordinated debentures are potentially redeemable by the Company on March 31, 2006.
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
The Company’s primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings and the offerings of subordinated debentures, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from the Bank totaled $3.6 million in 2005 and will continue to be the Company’s main source of liquidity. The dividends from the Bank were sufficient to pay cash dividends to the Company’s shareholders of $4.6 million in 2005.
The Bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of their assets, the ability to use its loan and investment portfolios as collateral for secured borrowings and strong capital positions.
Maturing investments have been a primary source of liquidity at the Bank. Principal payments on investments totaling $20.2 million were made in 2005. $36.1 million in investments were purchased in 2005. As mentioned previously, the Company sold securities from its subsidiary totaling $36.5 million. The Company did this in its efforts to reduce dependency on wholesale funding and to minimize the effect on net interest margin. These in total resulted in net cash of $20.6 million provided by investing activities for 2005. At December 31, 2005, the carrying book value of investment securities maturing within one year amounted to $17.2 million or 10.1% of the total investment securities portfolio. This compares to a 9.0% level for investment securities with one year or less maturities as of December 31, 2004. Within the investing activities of the statement of cash flows, sales and maturities of investment securities during 2005 totaled $56.7 million. At the end of 2005, the investment portfolio contained $132.4 million of U.S. Treasury and federal agency backed securities representing 77.1% of the total investment portfolio. These securities tend to be highly marketable and had a market value below amortized cost at end of year 2005 amounting to $3 million.
Deposit growth is another source of liquidity for the Bank. As a financing activity reflected in the 2005 Consolidated Statements of Cash Flows, deposits provided $12.2 million in cash inflow during 2005. The Company’s overall average deposit base grew $47.3 million or 6.0% during 2005. Deposit growth is the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow would require the Bank to develop alternative sources of funds which may not be as liquid and, potentially, maybe a more costly alternative.
Federal funds sold averaged $876,000 in 2005 compared to $170,000 in 2004. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically have higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2005, the Bank had federal funds sold of $199,000.
The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $256.9 million of loans maturing within one year, or 31.6% of total loans. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank’s liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find and, therefore, more costly to acquire.
Within the classification of short-term borrowings at year-end 2005 and 2004, federal funds purchased and securities sold under agreements to repurchase totaled $1.3 million. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. At December 31, 2005, the Bank had $75.6 million available in the form of federal funds lines. FHLB Advances, short-term or term, are another source of funds. They totaled $125.2 million at end of year 2005. At December 31, 2005, the Bank had available $5.2 million in the form of additional FHLB advances.
The Bank’s liquidity resources were sufficient in 2005 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.
Management expects that deposit growth will continue to be the primary funding source of the Bank’s liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in 2005, management expects deposit growth, including brokered CD’s, to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.
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
The Company measures its overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the changes in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of a sudden and sustained 100 to 200 bps increase in market interest rates or a 100 bps to 200 bps decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present the Company’s projected changes in net interest income for 2006 and 2005, respectively, based on financial data at December 31, 2005 and 2004, respectively, for the various rate shock levels indicated.
Table 21: Net Interest Income Sensitivity Analysis

	Net Interest Income
Potential impact on 2006		Potential Change in Net	Potential Change in Net
net interest income	Amount	Interest Income ($)	Interest Income (%)
		(Dollars in thousands)
+ 200 bps	$40,444	$2,572	6.8%
+ 100 bps	$39,714	$1,842	4.9%
Base	$37,872	—	—
- 100 bps	$35,521	($2,351)	(6.2%)
- 200 bps	$32,967	($4,905)	(13.0%)
Based on the Company’s model at December 31, 2005, the effect on an immediate 100 bps increase in interest rates would increase the Company’s net interest income by 4.9% or approximately $1.8 million. The effect of an immediate 100 bps decrease in rates would decrease the Company’s net interest income by 6.2% or approximately $2.4 million.

Potential impact on 2005	Net Interest Income
net interest income	Amount	Change ($)	Change (%)
	(Dollars in thousands)
+ 200 bps	$40,100	$2,357	6.2%
+ 100 bps	$38,834	$1,092	2.9%
Base	$37,743	—	—
- 100 bps	$35,987	($1,756)	(4.7%)
-200 bps	$34,086	($3,657)	(9.7%)
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
Capital Resources
Stockholders’ equity at December 31, 2005 increased $2.3 million or 3.1% to $78.5 million, compared with $76.2 million at the end of 2004. The increase in stockholders’ equity in 2005 was primarily composed of the retention of earnings and proceeds from the exercise of stock options with offsetting decreases to stockholders’ equity from the payment of cash dividends. Additionally, stockholders’ equity decreased by $3.0 million during 2005 resulting in $1.8 million of accumulated other comprehensive income, related to unrealized losses on securities. At December 31, 2004, stockholders’ equity included $1.2 million of comprehensive income related to unrealized gains on securities. Stockholders’ equity to assets at December 31, 2005 was 7.21%, compared to 7.27% at the end of 2004.
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
Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2005, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.
As mentioned previously, the Company is in the process of calling those securities on March 31, 2006 in whole and replacing them in full with the issuance of like securities into a trust preferred pool. We expect that these new securities would be qualified as Tier 1 capital for regulatory capital requirements.
Cash dividends paid in 2005 were $0.61 per share compared with $0.57 in 2004. The Company provided a 7.0% increase in normal dividends per share in 2005 over 2004 as a result of earnings for 2005.

In 1997, the Company’s Board of Directors authorized management to repurchase up to 7,000 shares of the Company’s common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company’s stock purchase plan. Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders’ equity. The Company did not repurchase any of its common shares in 2005.
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
The FRB has established capital adequacy rules which take into account risks attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory -and possible additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.
At December 31, 2005 and 2004, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company’s category.
To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.
The following table presents the Company’s and the Bank’s capital ratios as of December 31 for each of the previous two years.
Table 22: Capital

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
			(dollars in thousands)
At December 31, 2005:
Total capital (to risk weighted assets):
The Company	$99,882	10.73%	$74,472	8.00%	N/A	N/A
The Bank	$97,327	10.51%	$74,404	8.00%	$93,005	10.00%
Tier 1 capital (to risk Weighted assets):
The Company	$90,332	9.70%	$37,236	4.00%	N/A	N/A
The Bank	$87,778	9.44%	$37,202	4.00%	$55,803	6.00%
Tier 1 capital (to average assets):
The Company	$90,332	8.27%	$43,692	4.00%	N/A	N/A
The Bank	$87,778	8.11%	$43,590	4.00%	$54,488	5.00%
At December 31, 2004:

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
			(dollars in thousands)
Total capital (to risk weighted assets):
The Company	$95,433	10.95%	$69,791	8.00%	N/A	N/A
The Bank	$91,521	10.53%	$69,580	8.00%	$86,975	10.00%
Tier 1 capital (to risk Weighted assets):
The Company	$84,988	9.75%	$34,895	4.00%	N/A	N/A
The Bank	$81,076	9.33%	$34,790	4.00%	$52,185	6.00%
Tier 1 capital (to average assets):
The Company	$84,988	8.27%	$41,129	4.00%	N/A	N/A
The Bank	$81,076	7.91%	$41,025	4.00%	$51,282	5.00%
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
Table 23: Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2005 and 2004:

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$13,812	$15,178	$15,885	$16,663
Interest expense	5,198	6,288	7,093	8,081

Net interest income	8,614	8,890	8,792	8,582
Provision for loan losses	30	91	1,547	1,549

Net interest income after PLL	8,584	8,799	7,245	7,033
Non-interest income	2,263	2,026	2,343	4,965
Non-interest expense	7,045	7,091	8,943	7,440

Income before income tax expense	3,802	3,734	645	4,558
Provision for income tax	1,218	1,174	(62)	1,506

Net income	2,584	2,560	707	3,052
Basic earnings per share	$0.34	$0.33	$0.09	$0.39
Diluted earnings per share	0.33	0.33	0.09	0.39
As discussed previously, a charge of $1.8 million in the third quarter of 2005 was taken for impairment related to an off-balance sheet standby letter of credit. An additional charge of $345,000 was taken on this standby letter of credit in the fourth quarter of 2005. The provision for loan losses increased in the third and fourth quarters of 2005 as a result of an increase in net loan charge-offs for the periods in addition to an increase in the allowance allocated for specific loans due to an increase in the impairment of those loans.
In the fourth quarter of 2005, net gains on the disposal of premises and equipment amounted to $2.6 million. These resulted primarily from gains of $2.2 million related to a land sale to an unrelated third party. In addition, a gain of $410,000 was taken on the sale of space from a subsidiary, Baylake City Center.

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$11,861	$12,239	$12,752	$13,510
Interest expense	4,033	3,887	3,991	4,446

Net interest income	7,828	8,352	8,761	9,064
Provision for loan losses	775	3,887	70	30

Net interest income after PLL	7,053	7,628	8,691	9,034
Non-interest income	1,982	2.675	2,416	2,465
Non-interest expense	6,372	6,512	6,575	7,032

Income before income tax Expense	7,828	8,352	8,761	9,064
Provision for income tax	767	1,198	1,458	1,257

Net income	1,896	2,593	3,074	3,210
Basic earnings per share	$0.25	$0.34	$0.40	$0.42
Diluted earnings per share	0.25	0.33	0.39	0.41
Recent Accounting Pronouncements
See Note 1 to the Notes to Consolidated Financial Statements titled “Effects of Newly Issued But Not Yet Effective Accounting Standards” for additional detail.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Baylake Corp.
Sturgeon Bay, Wisconsin
We have audited the accompanying balance sheets of Baylake Corp. (the Company) as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders’ equity and cash flows for the years then ended. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining and understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baylake Corp. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in (COSO).
/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC
Oak Brook, Illinois
March 3, 2006

REPORT BY BAYLAKE CORP.’S MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Exchange Act 13a-15(f). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2005, the Company maintained effective internal control over financial reporting based on those criteria.
The Company’s independent auditors have issued an audit report on management’s assessment of the Company’s internal control over financial reporting.
BAYLAKE CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Baylake Corp.
Sturgeon Bay, Wisconsin
     We have audited the consolidated balance sheet of Baylake Corp. as of December 31, 2003, and the accompanying related consolidated statements of income, changes in stockholder equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, the financial statements referred to above present fairly the consolidated financial position of Baylake Corp. at December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Madison, Wisconsin
January 21, 2004	SMITH & GESTELAND, LLP

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Amounts in thousands of dollars)

	2005	2004
ASSETS
Cash and due from financial institutions	$32,855	$20,727
Federal funds sold	199	5,445

Cash and cash equivalents	33,054	26,172

Securities available for sale	171,638	197,392
Loans held for sale	374	1,349
Loans, net of allowance after $9,551 and $10,445	802,745	746,783
Cash value of life insurance	22,814	21,561
Premises, held for sale	1,167	1,537
Premises and equipment, net	24,703	23,240
Federal Home Loan Bank stock	8,081	7,697
Foreclosed assets, net	3,333	2,572
Goodwill	5,723	5,723
Accrued interest receivable	5,354	4,330
Other assets	10,422	9,392

Total assets	$1,089,408	$1,047,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$110,641	$120,511
Interest-bearing	746,070	724,030

Total deposits	856,711	844,541

Federal Home Loan Bank advances	125,185	100,192
Federal funds purchased and repurchase agreements	1,315	1,284
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	10,310	8,272
Dividends payable	1,243	1,154

Total liabilities	1,010,864	971,543

Common stock, $5 par value, authorized 50,000,000; issued-7,805,586 shares in 2005, 7,715,936 shares in 2004; outstanding-7,782,427 shares in 2005, 7,692,777 shares in 2004	39,028	38,580
Additional paid-in capital	9,466	8,806
Retained earnings	32,461	28,275
Treasury stock (23,159 shares in 2005 and 2004)	(625)	(625)
Accumulated other comprehensive income (loss)	(1,786)	1,169

Total stockholders’ equity	78,544	76,205

Total liabilities and stockholders’ equity	$1,089,408	$1,047,748

See accompanying notes to consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2005, 2004, and 2003
(Amounts in thousands of dollars except per share data)

	2005	2004	2003
Interest and dividend income
Loans, including fees	$52,609	$42,254	$40,852
Taxable securities	6,932	6,594	4,857
Tax exempt securities	1,874	1,486	1,689
Federal funds sold and other	123	28	76

Total interest and dividend income	61,538	50,362	47,474

Interest expense
Deposits	19,382	11,968	14,585
Federal funds purchased and repurchase agreements	930	401	150
Federal Home Loan Bank advances and other debt	4,309	2,293	2,036
Subordinated debentures	2,039	1,695	1,645

Total interest expense	26,660	16,357	18,416

Net interest income	34,878	34,005	29,058

Provision for loan losses	3,217	1,599	5,650

Net interest income after provision for loan losses	31,661	32,406	23,408

Other income
Fees from fiduciary activities	780	703	677
Fees from loan servicing	1,131	1,079	1,470
Fees for other services to customers	4,759	4,608	4,053
Gains from sales of loans	1,013	1,372	2,449
Securities gains, net	52	—	—
Net gains (loss) from sale and disposal of premises and equipment	2,383	475	(1)
Increase in cash surrender value of life insurance	784	772	821
Gain on sale of Arborview, LLC	—	—	538
Rental income	—	—	67
Other income	695	517	566

Total other income	11,597	9,526	10,640

Noninterest expenses
Salaries and employee benefits	16,733	15,283	14,183
Occupancy expense	2,441	2,156	2,087
Equipment expense	1,564	1,373	1,438
Data processing and courier	1,163	1,125	1,087
Operation of other real estate	399	599	378
Provision for impairment of standby letter of credit	2,191	—	—
Other operating expenses	6,028	5,943	4,858

Total other expenses	30,519	26,479	24,031

Income before income tax expense	12,739	15,453	10,017

Income tax expense	3,836	4,680	2,060

Net income	$8,903	$10,773	$7,957

Basic earnings per common share	$1.15	$1.41	$1.06
Diluted earnings per common share	$1.14	$1.40	$1.04
See accompanying notes to consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except for share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance, January 1, 2003	7,483,277	$37,532	$7,373	$17,903	$(625)	$3,217	$65,400
Net income for the year	—	—	—	7,957	—	—	7,957
Net changes in unrealized gain (loss) on securities available for sale, net of $622 deferred taxes	—	—	—	—	—	(1,132)	(1,132)

Total comprehensive income							6,825
Stock options exercised	121,700	609	611	—	—	—	1,220
Tax benefit from exercise of stock options	—	—	179	—	—	—	179
Cash dividends declared ($0.53 per share)	—	—	—	(3,996)	—	—	(3,996)

Balance, December 31, 2003	7,604,977	38,141	8,163	21,864	(625)	2,085	69,628

Net income for the year	—	—	—	10,773	—	—	10,773
Net changes in unrealized gain (loss) on securities available for sale, net of $483 deferred taxes	—	—	—	—	—	(916)	(916)

Total comprehensive income							9,857
Stock options exercised	87,800	439	499	—	—	—	938
Tax benefit from exercise of stock options	—	—	144	—	—	—	144
Cash dividends declared ($0.57 per share)	—	—	—	(4,362)	—	—	(4,362)

Balance, December 31, 2004	7,692,777	38,580	8,806	28,275	(625)	1,169	76,205

Net income for the year	—	—	—	8,903	—	—	8,903
Net changes in unrealized gain (loss) on securities available for sale, net of $1,629 deferred taxes	—	—	—	—	—	(2,955)	(2,955)

Total comprehensive income							5,948
Stock options exercised	89,650	448	364	—	—	—	812
Tax benefit from exercise of stock options	—	—	296	—	—	—	296
Cash dividends declared ($0.61 per share)	—	—	—	(4,717)	—	—	(4,717)

Balance, December 31, 2005	7,782,427	$39,028	$9,466	$32,461	$(625)	$(1,786)	$78,544

See accompanying notes to consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004, and 2003
(Amounts in thousands of dollars)

	2005	2004	2003
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$8,903	$10,773	$7,957
Adjustments to reconcile net income to net cash provided to operating activities:
Depreciation	1,585	1,482	1,428
Amortization of debt issuance costs	429	85	35
Amortization of core deposit intangible	52	49	6
Provision for losses on loans	3,217	1,599	5,650
Provision for impairment of standby letter of credit	2,191	—	—
Net amortization of securities	578	567	620
Increase in cash surrender value of life insurance	(784)	(772)	(821)
Federal Home Loan Bank stock dividend	(384)	(450)	(533)
Net realized gain on sale of securities	(52)	—	—
Net gain on sale of loans	(1,013)	(1,372)	(2,449)
Proceeds from sale of loans held for sale	50,333	63,204	141,877
Origination of loans held for sale	(48,345)	(63,410)	(138,530)
Provision for valuation allowance on other real estate owned	186	196	20
Gain on sale of Arborview, LLC	—	—	(538)
Net (gain) loss from sale and disposal of premises and equipment	(2,383)	(475)	1
Net gain from disposal of other real estate owned	25	(173)	(65)
Change in deferred tax expense	910	119	156
Changes in assets and liabilities:
Accrued interest receivable and other assets	(892)	532	1,031
Accrued expenses and other liabilities	1,021	2,117	(309)

Net cash provided by operating activities	15,577	14,071	15,536

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	36,516	—	—
Principal payments on securities available-for-sale	20,228	16,859	68,096
Purchase of securities available-for-sale	(36,101)	(39,402)	(114,953)
Proceeds from sale of other real estate owned	1,280	2,992	2,219
Proceeds from sale of subsidiary assets	—	—	2,595
Cash paid in completion of acquisition	—	(754)	—
Proceeds from sale of premises and equipment	5,428	774	—
Loan originations and payments, net	(63,232)	(48,884)	(40,189)
Additions to premises and equipment	(5,723)	(4,600)	(2,001)
Investment in bank-owned life insurance	(469)	—	(4,000)

Net cash used in investing activities	(42,073)	(73,015)	(88,233)
(Continued)

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004, and 2003
(Amounts in thousands of dollars)

	2005	2004	2003
Cash flows from financing activities:
Net change in deposits	$12,170	$61,249	$42,968
Net change in federal funds purchased and repurchase agreements	31	(22,075)	13,303
Proceeds from Federal Home Loan Bank advances	100,000	125,105	80,093
Repayments on Federal Home Loan Bank advances	(75,007)	(100,005)	(70,001)
Payments on other borrowings and long-term debt	—	(53)	(53)
Proceeds from exercise of stock options	812	938	1,220
Cash dividends paid	(4,628)	(4,269)	(3,907)

Net cash provided by financing activities	33,378	60,890	63,623

Net change in cash and cash equivalents	6,882	1,946	(9,074)

Beginning cash and cash equivalents	26,172	24,226	33,300

Ending cash and cash equivalents	$33,054	$26,172	$24,226

Supplemental cash flow information:
Interest paid	$25,186	$16,078	$19,147
Income taxes paid	3,257	3,405	2,019

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	2,252	3,316	3,549
See accompanying notes to consolidated financial statements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except per share data)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Bank owns a 49% interest in United Financial Services, Inc., (UFS) a data processing service. In addition to the ownership interest, UFS and the Company have a common member on each respective Board of Directors. The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. Income recognized by the Company was $392, $387, and $377 for 2005, 2004, and 2003, respectively. Amounts paid to UFS for data processing services for Baylake Bank were $1,043, $992, and $962, in 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, Baylake Bank had loans of $0 and $100, respectively, to UFS.
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
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, provision for letter of credit impairment loss, foreclosed assets, income tax expense, and fair values of financial instruments are particularly subject to change.
Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and federal funds purchased and repurchase agreements.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except per share data)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except per share data)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except per share data)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loan servicing rights are carried in other assets on the balance sheet and amount to $1,211 and $1,187 on loans serviced for others totaling $145,763 and $151,971 in 2005 and 2004, respectively. Servicing rights capitalized totaled $281, $394, and $539, during 2005, 2004, and 2003, respectively. Amortization of servicing rights, which is included in other expense, totaled $257, $273, and $411 during 2005, 2004, and 2003, respectively.
Cash Value of Life Insurance: Life insurance is carried at the cash surrender value of the underlying policies. Certain policies owned by the Company include provisions which could reduce the amount of cash surrender value the Company could realize. At December 31, 2005, $5,201 of the cash surrender value of the life insurance policies would not be realizable by the Company if the Company did not transact a full and complete surrender for the policies and (1) conducts an IRC 1035 exchange, (2) does not surrender all other Bank-owned life insurance simultaneously, (3) does not maintain a well-capitalized status, and (4) undergoes a change of control within 30 months prior to the date of such surrender.
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
Premises, held for sale: Consists of development property in the Green Bay area. Property held for sale is carried at the lower of cost or fair value.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 12 years.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except per share data)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment, and any such impairment will be recognized in the period identified.
Other intangible assets consist of core deposit intangible assets arising from a branch acquisition. They are initially measured at fair value and then are amortized over their estimated useful lives, which was determined to be seven years. The balance of the core deposit intangible, which is included in other assets in the consolidated balance sheets was $254 and $304 at December 31, 2005 and 2004, respectively. Scheduled amortization expense related to the core deposit intangible is $52 for each of the next four years and $46 in the fifth year.
Long-Term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.
Trust Fee Income: The Company provides trust services to customers and in return charges fees using terms customary in its industry, including charging fees based on the agreed-upon percentages of assets managed or as otherwise specified in the underlying agreements. Income from trust services is recognized when the services are provided.
Advertising Expense: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2005, 2004, and 2003 were $351, $310, and $269, respectively.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except per share data)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

	2005	2004	2003
Net income
As reported	$8,903	$10,773	$7,957
Stock-based compensation expense determined under the fair value based method	57	110	183

Pro forma	$8,846	$10,663	$7,774

Basic earnings per common share
As reported	$1.15	$1.41	$1.06
Pro forma	1.14	1.39	1.03

Diluted earnings per common share
As reported	$1.14	$1.40	$1.04
Pro forma	1.13	1.38	1.02
The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except per share data)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The fair values and assumptions used to determine such values are as follows:

	2005	2004	2003
Weighted average grant date fair value	n/a	$1.53	$3.28
Assumptions:
Risk-free interest rates	n/a	2.25%	3.73%
Expected volatility	n/a	17.03%	25.10%
Expected term (in years)	n/a	6.98	8.00
Expected dividend yield	n/a	3.75%	3.65%
There were no stock options granted in 2005.
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
Effect of Newly Issued But Not Yet Effective Accounting Standards: FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company has ceased issuing stock options under the current plan and thus expects no further grants. However, the plan is still in existence and the Company has reserved the right to grant additional options. Existing options that will vest after adoption date are expected to result in an immaterial amount of compensation expense during 2006 though 2008.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except per share data)
NOTE 1 — NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $6,475 and $6,732 was required to meet regulatory reserve and clearing requirements at year-end 2005 and 2004. These balances do not earn interest. $5,000 in cash on deposit at Federal Home Loan Bank (FHLB) was required to meet borrowing arrangements at year-end 2005. These balances do earn interest at rates determined by FHLB.
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
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 2 — SECURITIES
The fair value of securities available for sale and the related unrealized gains and losses as of December 31, 2005 and 2004 are as follows:

	2005
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
U.S. Treasury and other U.S. government agencies	$59,819	$179	$1,153
Obligations of states and political subdivisions	33,827	407	269
Mortgage-backed securities	72,531	2	2,015
Private placement	1,040	44	—
Other equity securities	4,421	—	—

	$171,638	$632	$3,437

	2004
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
U.S. Treasury and other U.S. government agencies	$59,547	$965	$214
Obligations of states and political subdivisions	33,973	1,556	—
Mortgage-backed securities	99,360	190	794
Private placements	1,070	76	—
Other equity securities	3,442	—	—

	$197,392	$2,787	$1,008

Other equity securities consist of short-term money market mutual funds and equity securities in the Federal Reserve Bank and other nonmarketable equity securities, which are carried at cost.
A summary of sales of securities available for sale were as follows:

	2005	2004	2003
Proceeds	$36,516	$—	$—
Gross realized gains	465	—	—
Gross realized losses	413	—	—
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 2 — SECURITIES (Continued)
The estimated market value of investments at December 31, 2005, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated
Market
Value
Due in one year or less	$11,164
Due after one year through five years	55,811
Due after five years through ten years	7,781
Due after ten years	19,930

94,686

Other equity securities	4,421
Mortgage-backed securities	72,531

$171,638

Securities pledged to secure public deposits and borrowed funds had a carrying value of $131,511 and $127,107 at December 31, 2005 and 2004, respectively.
Securities with unrealized losses at year-end 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2005
U.S. government agencies	$24,356	$440	$20,199	$713	$44,555	$1,153
Mortgage-backed securities	26,535	495	45,801	1,520	72,336	2,015
Obligations states and Political subdivisions	14,182	267	498	2	14,680	269

Total temporarily impaired	$65,073	$1,202	$66,498	$2,235	$131,571	$3,437

(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 2 — SECURITIES (Continued)
2004

U.S. government agencies	$32,329	$201	$1,235	$13	$33,564	$214
Mortgage-backed securities	16,537	191	55,441	603	71,978	794

Total temporarily impaired	$48,866	$392	$56,676	$616	$105,542	$1,008

Unrealized losses reflected in the preceding tables have not been included in results of operations because the affected securities are of high credit quality, management has the intent and ability to hold these securities for the foreseeable future, and the decline in fair value is largely due to an increase in interest rates since the time the securities were purchased. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.
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
At December 31, 2005 and 2004, respectively, securities with unrealized losses had depreciated in value by less than 3% and 1%, respectively, in aggregate, from the amortized cost basis. These unrealized losses related principally to changes in interest rates. As the Company has the ability to hold these securities for the foreseeable future, no declines were deemed to be other than temporary.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 3 — LOANS
Major classifications of loans as of December 31, 2005 and 2004 are as follows:

	2005	2004
Commercial	$80,260	$83,787
Real estate
Residential	148,736	134,350
Commercial	467,956	424,712
Construction	85,729	80,384
Consumer	14,263	13,936
Tax exempt loans	15,785	20,457

	812,729	757,626

Less: Deferred loan origination fees, net of costs	433	398
Allowance for loan losses	9,551	10,445

Net loans	$802,745	$746,783

Loans having a carrying value of $30,630 and $29,519 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2005 and 2004, respectively.
Certain directors and officers of the Company and the Bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the Bank during 2005 and 2004.
A summary of the changes in those loans is as follows:

	2005	2004
Balance at beginning of year	$4,726	$3,311
New loans made	5,549	4,065
Repayments received	(4,762)	(2,627)
Loans related to former officers and directors	(38)	(23)

Balance at end of year	$5,475	$4,726

(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 3 — LOANS (Continued)
Changes in the allowance for loan losses were as follows:

	2005	2004	2003
Balance at beginning of year	$10,445	$12,159	$11,410
Provision charged to operations	3,217	1,599	5,650
Recoveries	760	976	1,444
Loans charged off	(4,871)	(4,289)	(6,345)

Balance at end of year	$9,551	$10,445	$12,159

Information regarding impaired loans is as follows:

	2005	2004
Impaired loans with no allocated allowance for loan loss	$—	$—
Impaired loans with allocated allowance for loan loss	14,637	16,116
Allowance allocated to impaired loans	3,233	4,169

	2005	2004	2003
Average impaired loans during the period	$18,973	$48,412	$40,184
Interest income recognized during Impairment	979	2,338	3,562
Cash-basis interest income recognized	928	2,338	3,562
Nonperforming loans were as follows:

	2005	2004
Loans past due over 90 days still on accrual	$—	$—
Loans restructured in a troubled debt restructuring	—	—
Non-accrual loans	6,942	5,920

Total nonperforming loans	$6,942	$5,920

If these loans had been current throughout their terms, interest income for the non-accrual period would have approximated $605, $688 and $996 for 2005, 2004 and 2003, respectively.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 4 — PREMISES AND EQUIPMENT

	2005	2004
Land	$3,973	$4,238
Buildings and improvements	23,354	21,033
Equipment	11,543	10,295
Construction in progress	—	891

	38,870	36,457
Less accumulated depreciation	14,167	13,218

Premises and equipment	$24,703	$23,240

Depreciation expense was $1,585, $1,482, and $1,428 for 2005, 2004, and 2003, respectively.
The Company had a ten-year lease on office space that had been formerly used as a branch and was vacated in the middle of 2005. The lease was to expire on November 30, 2009. This lease was terminated in December 2005 at which time the Company negotiated with the lessor to buyout the remainder of the lease at a cost of $265. These costs are reflected in the 2005 Consolidated Statements of Income under Occupancy Expense. There are no further costs on this obligation. In addition to these lease costs, leasehold improvements with a book basis of $193 were written off in 2005 on this property. The Company also has a seven-year lease to rent space for a branch bank location in a mall in Howard, Wisconsin that began in 2000. The Company must also pay its proportional share of costs for common areas at the mall. Rent expense for these two facilities for 2005, 2004, and 2003 was $120, $123, and $120, respectively.
Future minimum lease payments under the remaining lease agreement is as follows:

2006	$41
2007	27

$68

During 2005 and 2004, vacant property owned by the Company was sold. Gains totaling $2.2 million and $487,000 were realized in 2005 and 2004, respectively. At year-end, approximately 14 acres of land were held for sale with a cost basis of $247.
Also during the year, a gain of $411 was realized on the sale of office space under a condominium development arrangement. At year-end 2005, there were still three units held for sale with a cost basis of $920.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 5 — OTHER REAL ESTATE
Other real estate ($3,600 in 2005, $2,788 in 2004 and $2,318 in 2003, net of an allowance for other real estate losses of $267 in 2005, $216 in 2004 and $47 in 2003) is included in other assets and summarized as follows:

	2005	2004	2003
Beginning balance	$2,572	$2,271	$896
Transfer of net realizable value to other real estate	2,252	3,316	3,549
Sale proceeds, net	(1,280)	(2,992)	(2,219)
Net gain (loss) from sale of other real estate	(25)	173	65
Provision for other real estate	(186)	(196)	(120)

Total Other Real Estate	$3,333	$2,572	$2,271

Changes in the valuation allowance for losses on other real estate were as follows:

	2005	2004	2003
Beginning balance	$216	$47	$33
Provision charged to operations	186	196	20
Amounts related to properties disposed	(135)	(27)	(6)

Balance at end of year	$267	$216	$47

NOTE 6 — GOODWILL
The change in balance for goodwill during the year is as follows:

	2005	2004
Beginning of year	$5,723	$4,969
Impairment	—	—
Acquired goodwill	—	754

End of year	$5,723	$5,723

Acquired goodwill relates to the final settlement payment, made in 2004, relative to the 1998 acquisition of Evergreen Bank, N.A.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 7 — DEPOSITS
The following is a summary of deposits by type at December 31:

	2005	2004
Non-interest-bearing demand deposits	$110,641	$120,511
Interest-bearing demand deposits	104,074	94,471
Savings deposits	33,696	35,531
Money market deposits	209,743	173,737
Time deposits $100,000 and greater	224,163	236,008
Other time deposits	174,394	184,283

Total deposits	$856,711	$844,541

Brokered certificates of deposit included above:	$155,136	$175,357

At December 31, 2005, the scheduled maturities of time deposits were as follows:

2006	$237,447
2007	90,144
2008	66,526
2009	4,414
2010	26

$398,557

Deposits from the Company’s directors and officers held by the Bank at December 31, 2005 and 2004, amounted to $4,474 and $3,536, respectively.
NOTE 8 — FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS
Short-term borrowings consisted of the following at December 31:

	2005	2004
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	1,315	1,284

	$1,315	$1,284

(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 8 — FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS (Continued)
The average outstanding balance of total short-term borrowings amounted to $26,945 in 2005 and $25,529 in 2004. The weighted-average interest rate on these borrowings was 3.45% for 2005 and 1.57% for 2004. The average outstanding balance is determined on a daily average basis and the weighted-average interest rate is calculated by dividing the actual interest paid on all short-term borrowings by the average balance for the year.
The maximum amount outstanding at any month end was $48,804 during 2005 and $44,600 during 2004.
NOTE 9 — FEDERAL HOME LOAN BANK ADVANCES
A summary of Federal Home Loan Bank advances at December 31 is as follows:

		Weighted		Weighted
Year of		Average		Average
Maturity	2005	Rate	2004	Rate
2005	$—		$75,000	2.23%
2006	85,000	4.27%	—
2007	15,000	4.06	—
2011	25,000	4.80	25,000	4.80

Total fixed maturity	125,000	4.35	100,000	2.87
Amortizing	185	3.78	192	3.78

Total	$125,185	4.35%	$100,192	2.87%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $30,630 of real estate mortgages and $119,873 of mortgage-backed agency securities. Advances of $25,000 have call provisions at December 31, 2005. All advances in the table above are at fixed rates with the exception of $50,000 due June 2006 priced at three month Libor plus 2 basis points and the interest rate is reset quarterly.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 10 — SUBORDINATED DEBENTURES
In 2001, Baylake Corp. formed Baylake Capital Trust I (the Trust) as a statutory business trust organized for the sole purpose of issuing $16,100 of 10% fixed rate Cumulative Trust-Preferred Securities (the “Trust Preferred Securities”) and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of the Trust. The common securities of the Trust are wholly owned by the Company. The trust-preferred securities and common securities of the Trust represent preferred undivided beneficial interests in the assets of Baylake Capital Trust I, and the holder of the trust-preferred securities will be entitled to a preference over the common securities of the Trust upon an event of default with respect to distributions and amounts payable on redemption or liquidation. These trust-preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment to the Company. Distributions on these securities are included in interest expense. The trust-preferred securities are traded on the American Stock Exchange under the symbol BYL_p. The Company may redeem the subordinated debentures, in whole but not in part, any time on or after March 31, 2006 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2031. The trust’s ability to pay amounts due on the trust-preferred securities is solely dependent upon the Company making payment on the related subordinated debentures to the trust. The Company’s obligations under the subordinated debentures constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust securities issued by the trust.
The Company is in the process of redeeming all of its Trust Preferred Securities and its 10% Common Securities (the “Trust Common Securities”) scheduled to take place on March 31, 2006 (the “Redemption Date”) at a redemption price equal to the $10 liquidation amount of each security plus all accrued and unpaid interest per security to the Redemption Date. The Trust is taking such action in connection with the concurrent redemption by Baylake Corp. of all of its $16,598 10% debentures due March 31, 2031 which are held exclusively by the Trust. In anticipation of this redemption, the Company accelerated the expensing of certain debt issuance costs of $429 in 2005. Debt issuance costs to be expensed in the first quarter of 2006 will amount to $475.
The Company intends to fund the redemption through the issuance of $16,100 of trust preferred securities and $498 of trust common securities that will adjust quarterly at a rate equal to 1.35% over the three-month LIBOR. The Company has engaged outside legal counsel and is pursuing necessary regulatory approvals for its inclusion as Tier 1 capital.
NOTE 11 — CAPITAL MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 11 — CAPITAL MATTERS (Continued)
classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Company’s and Baylake Bank’s risk-based capital and leverage ratios are presented below at year-end as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total Capital to risk- weighted assets
Consolidated	$99,882	10.73%	$74,472	8.00%	N/A	N/A
Bank	97,329	10.51	74,404	8.00	$93,006	10.00%
Tier 1 (Core) Capital to risk- weighted assets
Consolidated	90,332	9.70	37,236	4.00	N/A	N/A
Bank	87,778	9.44	37,202	4.00	55,803	6.00
Tier 1 (Core) Capital to average assets
Consolidated	90,332	8.27	43,692	4.00	N/A	N/A
Bank	87,778	8.11	43,590	4.00	54,488	5.00
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 11 — CAPITAL MATTERS (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total Capital to risk- weighted assets
Consolidated	$95,433	10.95%	$69,791	8.00%	N/A	N/A
Bank	91,521	10.53	69,580	8.00	$86,975	10.00%
Tier 1 (Core) Capital to risk- weighted assets
Consolidated	84,988	9.75	34,895	4.00	N/A	N/A
Bank	81,076	9.33	34,790	4.00	52,185	6.00
Tier 1 (Core) Capital to average assets
Consolidated	84,988	8.27	41,129	4.00	N/A	N/A
Bank	81,076	7.91	41,025	4.00	51,282	5.00
NOTE 12 — OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss) components and related tax effects were as follows:

	2005	2004	2003
Unrealized holding losses on securities available for sale arising during period	$(4,636)	$(1,399)	$(1,754)
Reclassification adjustment for net gains realized in income	52	—	—

Net unrealized losses	(4,584)	(1,399)	(1,754)
Tax effect	1,629	483	622

Comprehensive loss	$(2,955)	$(916)	$(1,132)

(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
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

	Contract or
	Notional Amount
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$212,956	$186,304
Standby letters of credit	22,160	23,428
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties. Fixed rate commitments totaled $14,026 at December 31, 2005 with rates ranging from 3.95% to 18.0%.
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
In 2005, impairment charges of $2.2 million were taken on a standby letter of credit which was issued by the Company on behalf of a customer to accommodate their borrowings with a third party. The provision for impairment charges relates to the establishment of a liability for the Company’s exposure on that letter of credit. The initial letter of credit to the third party was for
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 13 — FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)
$8.8 million but prior to year-end, the Company distributed $1.8 million to reduce that amount to $7.0 million. The Company continues to monitor the financial condition of the borrower on an ongoing basis, and if it continues to deteriorate, may need to provide additional reserves with respect to the off-balance sheet commitment.
NOTE 14 — POST-RETIREMENT PLANS
The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans totaled $1,066 in 2005, $959 in 2004, and $835 in 2003.
Certain officers and directors of the Company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $767 in 2005, $236 in 2004, and $231 in 2003. The aggregate amount of deferred compensation included in other liabilities in the consolidated balance sheets is $2,461 and $1,817 in 2005 and 2004, respectively. In March 2005, the Company established the Baylake Bank Supplemental Executive Retirement Plan (“Plan”) which is intended to provide certain management and highly compensated employees of the Company who have contributed, and are expected to continue to contribute to the Company’s success by providing for deferred compensation in addition to that available under the Company’s other retirement programs. Costs amounted to $534 and are included in the amounts charged to expense for 2005.
NOTE 15 — INCOME TAX EXPENSE
Income taxes consist of the following:

	2005	2004	2003
Taxes currently payable
Federal	$2,592	$3,953	$2,076
State	335	608	140

	2,927	4,561	2,216

Deferred income taxes
Federal	605	80	(134)
State	304	39	(22)

	909	119	(156)

Income tax expense	$3,836	$4,680	$2,060

(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 15 — INCOME TAX EXPENSE (Continued)
The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	2005	2004	2004
Income tax based on statutory rate	$4,331	$5,254	$3,406
State income taxes net of federal tax benefit	341	485	93

	4,672	5,739	3,499

Effect of tax-exempt interest income	(760)	(668)	(754)
Life insurance death benefit and earnings	(265)	(262)	(279)
Equity in income of service center	(133)	(131)	(128)
Other	322	2	(278)

Provision based on effective tax rates	$3,836	$4,680	$2,060

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004:

	2005	2004
Deferred tax assets
Allowance for loan losses	$3,718	$4,096
Off-balance sheet credit losses	153
Deferred loan fees	170	157
Deferred compensation	1,268	995
Mortgage loan servicing	91	82
Nonaccrual loans	184	352
Accrued vacation pay	321	283
OREO property valuation	105	85
Net unrealized loss on securities available for sale	1,019	—
Donations	167	184
Other	21	94

Gross deferred tax assets	7,217	6,328
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 15 — INCOME TAX EXPENSE (Continued)

Deferred tax liabilities
Depreciation	1,849	1,302
FHLB stock dividends	942	797
Net unrealized gain on securities available for sale	—	610
Prepaid expenditures	116	107
Other	78	—

Gross deferred tax liabilities	2,985	2,816

Net deferred asset	$4,232	$3,512

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
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars except per share data)
NOTE 16 — EARNINGS PER SHARE
Earnings per share are based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

	2005	2004	2003
Basic
Net income	$8,903	$10,773	$7,957

Weighted average common shares outstanding	7,727,636	7,657,143	7,531,931

Basic earnings per common share	$1.15	$1.41	$1.06

Diluted
Net income	$8,903	$10,773	$7,957

Weighted average common shares outstanding for basic earnings per share	7,727,636	7,657,143	7,531,931
Add: Dilutive effects of assumed exercises of stock options	74,713	41,237	111,149

Average shares and dilutive potential common shares	7,802,349	7,698,380	7,643,080

Diluted earnings per common share	$1.14	$1.40	$1.04

Additional common stock option shares that have not been included due to their antidilutive effect	60,000	216,450	216,450

NOTE 17 — STOCK OPTION PLAN
The Company has a non-qualified stock option plan under which certain officers and key salaried employees may purchase shares of the Company’s stock at an established exercise price. Unless earlier terminated, these options will expire ten years from the date of grant. The options vest over a five-year period, becoming exercisable 20% per year, commencing one year from date of grant. Subsequent to the expiration of the Plan, options were granted in 2004 under the same terms as would have applied under the Plan.
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 17 — STOCK OPTION PLAN (Continued)
Activity in the plan and relating to other options is summarized as follows:

			Weighted
			Average
	Number	Option Price	Exercise
	of Shares	Per share	Price
Shares under option at January 1, 2003	723,759	$8.92 - 25.00	$12.31
Options granted	37,260	13.30	13.30
Options exercised	(121,700)	8.92 - 11.50	10.02

Shares under option at December 31, 2003	639,319	$8.92 - 25.00	$12.81
Options granted	25,000	14.15	14.15
Options exercised	(87,800)	8.92 - 11.50	10.68

Shares under option at December 31, 2004	576,519	$8.92 - 25.00	$13.19
Options granted	—	—	—
Options exercised	(89,650)	8.92 - 14.75	9.06

Shares under option at December 31, 2005	486,869	$8.96 - 25.00	$13.95

The options outstanding at December 31, 2005 were:

					Weighted
					Average
			Weighted-Average		Remaining
Price	Number of Shares		Exercise Price		Life
Range	Outstanding	Exercisable	Outstanding	Exercisable	(In Years)
$8.96 – 9.75	176,700	176,700	$9.42	$9.42	1.6
13.00 – 15.25	250,169	188,665	14.50	14.77	4.7
25.00	60,000	60,000	25.00	25.00	4.0

	486,869	425,365	$13.95	$13.99	3.5

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
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
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

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$33,054	$33,054	$26,172	$26,172
Securities available for sale	171,638	171,638	197,392	197,392
Loans held for sale	374	377	1,349	1,369
Loans, net	802,745	796,364	746,783	745,009
Federal Home Loan Bank stock	8,081	8,081	7,697	7,697
Accrued interest receivable	5,354	5,354	4,330	4,330

Financial liabilities
Deposits	856,711	855,766	844,541	844,153
Federal funds purchased and repurchase agreements	1,315	1,315	1,284	1,284
Federal Home Loan Bank advances	125,185	124,889	100,192	100,139
Subordinated debentures	16,100	16,551	16,100	17,549
Accrued interest payable	4,049	4,049	2,575	2,575
(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 19 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
December 31

	2005	2004
ASSETS
Cash in bank	$2,154	$3,111
Interest receivable	4	4
Receivable from subsidiary	168	53
Prepaid expenses	475	904
Securities available for sale	1,040	1,070
Investment in subsidiaries	92,061	88,343

Total assets	$95,902	$93,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$1,243	$1,154
Debentures to subsidiary	16,100	16,100
Deferred income taxes	15	26

Total liabilities	17,358	17,280

Stockholders’ equity	78,544	76,205

Total liabilities and stockholders’ equity	$95,902	$93,485

(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 19 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
(Continued)
CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2005	2004	2003
Income
Dividends from subsidiaries	$3,600	$4,600	$4,200
Interest income	149	113	107

Total income	3,749	4,713	4,307

Expenses
Interest	2,039	1,695	1,645
Other	154	126	86
Income tax benefit	(695)	(581)	(552)

Total expenses	1,498	1,240	1,179

Income before equity in undistributed net income of subsidiaries	2,251	3,473	3,128

Equity in undistributed net income of subsidiaries	6,652	7,300	4,829

Net income	$8,903	$10,773	$7,957

(Continued)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Amounts in thousands of dollars)
NOTE 19 — CONDENSED FINANCIAL INFORMATION — PARENT COMPANY ONLY
(Continued)
CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31

	2005	2004	2003
Cash flows from operating activities:
Net income	$8,903	$10,773	$7,957
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(6,652)	(7,300)	(4,829)
Amortization of debt issue costs	429	85	35
Net amortization of securities	(2)	(3)	(3)
Net change in intercompany receivable	(115)	81	—
Accrued expenses and other liabilities	296	141	181

Net cash provided by operating activities	2,859	3,777	3,341

Cash flows from financing activities:
Proceeds from exercise of stock options	812	938	1,220
Dividends paid	(4,628)	(4,269)	(3,907)

Net cash used in financing activities	(3,816)	(3,331)	(2,687)

Net change in cash and cash equivalents	(957)	446	654

Beginning cash and cash equivalents	3,111	2,665	2,011

Ending cash and cash equivalents	$2,154	$3,111	$2,665

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable
ITEM 9A. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosures Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2005. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Exchange Act 13a-15(f). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, with the participation of its chief executive officer and chief financial officer, assessed the Company’s systems of internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company maintained effective internal control over financial reporting based on those criteria.
The Company’s independent auditors have issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which appears at the beginning of Item 8 of this report.
Changes in Internal Control Over Financial Reporting: There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth under the sections titled “Proposal No. 1, Election of Directors,” “Information on Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” contained in the definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth under the sections titled “Director Fees and Benefits”, “Executive Compensation”, “Board of Directors Compensation Committee Report on Management Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Performance Graph” contained in the definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the section titled “Ownership of Baylake Common” contained in the definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Equity compensation plan information:
The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2005.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a)
1 Plan Category	(a)	(b)	©
Equity compensation plans approved by security holders	461,869	$13.93	0
Equity compensation plans not approved by security holders **	25,000	14.15	0
Total	486,869	$13.95	0

**	These options represent options granted with the same terms and conditions as those granted under the 1993 Stock Option Plan, as amended, but after expiration of that Plan. The total number of options granted was less than the total authorized under the Plan, which was adopted with shareholder approval. The Company previously announced that it does not intend to grant further stock options.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information set forth in the section titled “Certain Transactions with Management” in the definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information set forth in the section titled “Principal Accountant Fees and Services” in the definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.
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
(a) 3.
See Item 15(b) below
(b) Exhibits Required by Item 601 of Regulation S-K
Reference is made to the Exhibit Index on page 85 for exhibits filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYLAKE CORP.
	By:	/s/ Steven D. Jennerjohn
Steven D. Jennerjohn
Date: March 15, 2006		Treasurer

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

/s/ Thomas L. Herlache	/s/ Richard A. Braun

Thomas L. Herlache	Richard A. Braun, Director
President, Chief Executive Officer and	Vice-Chairman of the Board and Executive
Director (Principal Executive Officer)	Vice-President

/s/ Steven D. Jennerjohn	/s/ Robert W. Agnew

Steven D. Jennerjohn	Robert W. Agnew, Director
Treasurer
(Principal Financial and Accounting Officer)

/s/ Dee Geurts-Bengtson	/s/ Ronald D. Berg

Dee Geurts-Bengtson, Director	Ronald D. Berg, Director

John W. Bunda, Director	George Delveaux, Jr., Director

/s/ Roger G. Ferris	/s/ Joseph J. Morgan

Roger G. Ferris, Director	Joseph J. Morgan, Director

/s/ William Parsons	/s/ Paul Jay Sturm

William Parsons, Director	Paul Jay Sturm, Director

* Each of the above signatures is affixed as of March 15, 2006.

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended (1)

3.2	Bylaws, as amended (2)

3.3	Amendment to increase authorized shares of common stock of Baylake Corp. from 10,000,000 to 50,000,000 shares (3)

4.1	Junior subordinated debenture dated February 16, 2002, by and between Company and Wilmington Trust Company, as Indenture Trustee (4)

10.2	Baylake Bank’s Pay-for-Performance (bonus) program* (5)

10.3	Baylake Bank’s Deferred Compensation Program with Thomas L. Herlache* (6)

10.4	Baylake Bank’s Agreement for Early Retirement with Ronald D. Berg* (7)

10.5	Baylake Bank’s Deferred Compensation and Salary Continuation Agreement with Richard A. Braun* (8)

10.6	Baylake Corp. Stock Purchase Plan* (9)

10.7	Baylake Corp. 1993 Stock Option Plan, as amended in 1998* (10)

10.8	Baylake Bank Supplemental Executive Retirement Plan* (11)

12.1	Statement Re Computation of Ratios (12)

21.1	List of Subsidiaries (12)

23.1	Consent of Crowe Chizek and Company LLC (12)

23.2	Consent of Smith & Gesteland, LLP (12)

24.1	Power of Attorney (contained on the Signature Page)

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of the CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

* Designates compensation plans or agreements
(1)	Incorporated by reference to Exhibit 3.1 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(2)	Incorporated by reference to Exhibit 3.2 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(3)	Incorporated by reference to Exhibit 3.3 from the Company’s Proxy Statement for the 2001 Annual Meeting of Shareholders.

(4)	Incorporated by reference to Exhibit 4.1 from the Company’s Form S-3 filed February 12, 2001 for Trust Preferred Securities issued under Baylake Capital Trust I on February 16, 2001.

(5)	Incorporated by reference to Description thereof under “Board Directors/Compensation Committee Report on Management’s Compensation” in the Company’s Proxy Statement for the 1994 Annual Meeting of Shareholders.

(6)	Incorporated by reference to Exhibit 10.3 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(7)	Incorporated by reference to Exhibit 10.4 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(8)	Incorporated by reference to Exhibit 10.5 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(9)	Incorporated by reference to Exhibit 4 from the Company’s Form S-8 filed on February 10, 1998.

(10)	Incorporated by reference to Exhibit 99.1 from the Company’s Form S-8 filed on September 21, 1998.

(11)	Incorporated by reference to Exhibit 10.8 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(12)	Filed herewith.