Form 10-Q
period 2006-03-31
BAYLAKE CORP
filed 2006-05-10
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ___________________

Commission file number 0-8679

                                  BAYLAKE CORP.
             (Exact name of registrant as specified in its charter)

                Wisconsin                                        39-1268055
       (State or other jurisdiction                         (Identification No.)
    of incorporation or organization)

217 North Fourth Avenue, Sturgeon Bay, WI                           54235
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

                      Applicable Only to Corporate Issuers:

Number of outstanding shares of common stock as of May 1, 2006: 7,800,427 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

   Consolidated Balance Sheets (Unaudited) as of March 31, 2006 and
      December 31, 2005                                                     3

   Consolidated Statements of Income and Comprehensive Income
      (Unaudited) for the three months ended March 31, 2006 and 2005        4

   Consolidated Statements of Changes in Stockholders' Equity
      (Unaudited) for the three months ended March 31, 2006 and 2005        5

   Consolidated Statements of Cash Flows (Unaudited) for the three
      months ended March 31, 2006 and 2005                                 6-7

   Notes to Unaudited Consolidated  Financial Statements                  8-10

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 11-33

   Item 3. Quantitative and Qualitative Disclosures About Market Risk     33-34

   Item 4. Controls and Procedures                                        34-35

PART II - OTHER INFORMATION

   Signatures                                                              36

EXHIBIT INDEX

   Exhibit 31.1 Certification pursuant to Section 302                      37
   Exhibit 31.2 Certification pursuant to Section 302                      39
   Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350           41
   Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350           42

                                 BAYLAKE CORP.

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      March 31, 2006 and December 31, 2005
                        (Amounts in thousands of dollars)

                                                                       March 31,   December 31,
                                                                         2006         2005
                                                                      ----------   ------------
ASSETS
Cash and due from financial institutions                              $   24,443    $   32,855
Federal funds sold                                                           117           199
                                                                      ----------    ----------
   Cash and cash equivalents                                              24,560        33,054

Securities available for sale                                            173,384       171,638
Loans held for sale                                                          475           374
Loans, net of allowance after $9,738 and $9,551                          822,274       802,745
Cash value of life insurance                                              23,623        22,814
Premises held for sale                                                     1,168         1,167
Premises and equipment, net                                               24,759        24,703
Federal Home Loan Bank stock                                               8,081         8,081
Foreclosed assets, net                                                     1,799         3,333
Goodwill                                                                   5,723         5,723
Accrued interest receivable                                                5,877         5,354
Other assets                                                              10,445        10,422
                                                                      ----------    ----------
   Total assets                                                       $1,102,168    $1,089,408
                                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest-bearing                                               $   93,835    $  110,641
   Interest-bearing                                                      757,251       746,070
                                                                      ----------    ----------
      Total deposits                                                     851,086       856,711
Federal Home Loan Bank advances                                          120,184       125,185
Federal funds purchased and repurchase agreements                         25,860         1,315
Subordinated debentures                                                   16,100        16,100
Accrued expenses and other liabilities                                    10,432        10,310
Dividends payable                                                             --         1,243

   Total liabilities                                                   1,023,662     1,010,864
                                                                      ----------    ----------
Common stock, $5 par value, authorized 50,000,000 shares; issued-
   7,823,586 shares in 2006, 7,805,586 shares in 2005; outstanding-
   7,800,427 shares in 2006, 7,782,427 shares in 2005                     39,118        39,028
Additional paid-in capital                                                 9,620         9,466
Retained earnings                                                         32,539        32,461
Treasury stock (23,159 shares in 2006 and 2005)                             (625)         (625)
Accumulated other comprehensive loss                                      (2,146)       (1,786)
                                                                      ----------    ----------
   Total stockholders' equity                                             78,506        78,544
                                                                      ----------    ----------
      Total liabilities and stockholder equity                        $1,102,168    $1,089,408
                                                                      ==========    ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                  BAYLAKE CORP.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)
                   Three months ended March 31, 2006 and 2005
             (Amounts in thousands of dollars except per share data)

                                                          2006      2005
                                                        -------   -------
Interest and dividend income
   Loans, including fees                                $14,664   $11,663
   Taxable securities                                     1,571     1,729
   Tax exempt securities                                    360       403
   Federal funds sold and other                              51        17
                                                        -------   -------
      Total interest and dividend income                 16,646    13,812

Interest expense
   Deposits                                               6,342     3,827
   Federal funds purchased and repurchase agreements        175       173
   Federal Home Loan Bank advances and other debt         1,362       737
   Subordinated debentures                                  889       461
                                                        -------   -------
      Total interest expense                              8,768     5,198
                                                        -------   -------
NET INTEREST INCOME                                       7,878     8,614
Provision for loan losses                                   200        30
                                                        -------   -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       7,678     8,584
Other income
   Fees from fiduciary activities                           301       179
   Fees from loan servicing                                 260       283
   Fees for other services to customers                   1,139     1,098
   Gains from sales of loans                                201       208
   Increase in cash surrender value of life insurance       226       227
   Other income                                             111       268
                                                        -------   -------
      Total other income                                  2,238     2,263

Noninterest expenses
   Salaries and employee benefits                         4,992     4,528
   Occupancy expense                                        579       536
   Equipment expense                                        395       307
   Data processing and courier                              300       278
   Operation of other real estate                            43        48
   Other operating expenses                               1,815     1,348
                                                        -------   -------
      Total other expenses                                8,124     7,045
                                                        -------   -------
INCOME BEFORE INCOME TAX EXPENSE                          1,792     3,802
Income tax expense                                          468     1,218
                                                        -------   -------
NET INCOME                                              $ 1,324   $ 2,584
                                                        =======   =======
COMPREHENSIVE INCOME                                    $   964   $   592
                                                        =======   =======
Basic earnings per common share                         $  0.17   $  0.34
Diluted earnings per common share                       $  0.17   $  0.33

      See accompanying notes to Unaudited Consolidated Financial Statements

                                  BAYLAKE CORP.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                          Three months ended March 31,
           (Amounts in thousands of dollars except for per share data)

                                                                                                    Accumulated
                                             Common Stock       Additional                             Other
                                         -------------------      Paid-in    Retained   Treasury   Comprehensive    Total
                                          Shares      Amount      Capital    Earnings     Stock        Income       Equity
                                         ---------   -------    ----------   --------   --------   -------------   -------
BALANCE, JANUARY 1, 2005                 7,692,777   $38,580      $8,806      $28,275    $(625)       $ 1,169      $76,205
Net income for the period                       --        --          --        2,584       --             --        2,584
Net changes in unrealized gain (loss)
   on securities available for sale,
   net of $(1,108) deferred taxes               --        --          --           --       --         (1,992)      (1,992)
                                                                                                                   -------
   Total comprehensive income                                                                                          592
Stock options exercised                      5,000        25          24           --       --             --           49
Tax benefit from exercise of stock
   options                                      --        --          15           --       --             --           15
Cash dividends declared ($0.15 per
   share)                                       --        --          --       (1,155)      --             --       (1,155)
                                         ---------   -------      ------      -------    -----        -------      -------
BALANCE, MARCH 31, 2005                  7,697,777   $38,605      $8,845      $29,704    $(625)       $  (823)     $75,706
                                         =========   =======      ======      =======    =====        =======      =======

BALANCE, JANUARY 1, 2006                 7,782,427   $39,028      $9,466      $32,461    $(625)       $(1,786)     $78,544
Net income for the period                       --        --          --        1,324       --             --        1,324
Net changes in unrealized gain (loss)
   on securities available for sale,
   net of $(201) deferred taxes                 --        --          --           --       --           (360)        (360)
                                                                                                                   -------
   Total comprehensive income                                                                                          964
Stock options exercised                     18,000        90          71           --       --             --          161
Stock compensation expense recognized           --        --          13           --       --             --           13
Tax benefit from exercise of stock
   options                                      --        --          70           --       --             --           70
Cash dividends declared ($0.16 per
   share)                                       --        --          --       (1,246)      --             --       (1,246)
                                         ---------   -------      ------      -------    -----        -------      -------
BALANCE, MARCH 31, 2006                  7,800,427   $39,118      $9,620      $32,539    $(625)       $(2,146)     $78,506
                                         =========   =======      ======      =======    =====        =======      =======

      See accompanying notes to Unaudited Consolidated Financial Statements

                                  BAYLAKE CORP.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three months ended March 31, 2006 and 2005
                        (Amounts in thousands of dollars)

                                                                       2006       2005
                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income to net cash provided by
   operating activities:
   Net income                                                        $  1,324   $  2,584
   Adjustments to reconcile net income to net cash
      provided to operating activities:
      Depreciation                                                        402        361
      Amortization of debt issuance costs                                 475         59
      Amortization of core deposit intangible                              13         13
      Provision for losses on loans                                       200         30
      Net amortization of securities                                       44        163
      Increase in cash surrender value of life insurance                 (226)      (227)
      Federal Home Loan Bank stock dividend                                --       (106)
      Net gain on sale of loans                                          (201)      (208)
      Proceeds from sale of loans held for sale                         9,003      8,499
      Origination of loans held for sale                               (8,904)    (7,754)
      Provision for valuation allowance on other real estate owned         47         20
      Net gain from disposal of other real estate                         (78)       (41)
      Net loss from disposal of premises and equipment                      2         --
      Stock option compensation expense recognized                         13         --
      Tax benefit from exercises of stock options                         (70)        --

      Changes in assets and liabilities:
         Accrued interest receivable and other assets                    (694)       260
         Accrued expenses and other liabilities                           122        115
                                                                     --------   --------
            Net cash provided by operating activities                   1,473      3,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available-for-sale                     4,195      2,938
Purchase of securities available-for-sale                              (6,545)   (10,530)
Proceeds from sale of other real estate owned                           1,764        215
Proceeds from sale of premises and equipment                               --        157
Loan originations and payments, net                                   (19,928)   (26,847)
Additions to premises and equipment                                      (461)    (2,273)
Investment in bank-owned life insurance                                  (583)      (470)
                                                                     --------   --------
   Net cash used in investing activities                              (21,558)   (36,810)

      See accompanying notes to Unaudited Consolidated Financial Statements

                                  BAYLAKE CORP.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three months ended March 31, 2006 and 2005
                        (Amounts in thousands of dollars)

                                                  2006       2005
                                                --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                          $ (5,625)  $(14,583)
Net change in federal funds purchased and
   repurchase agreements                          24,545     24,210
Proceeds from Federal Home Loan Bank advances     10,000     15,000
Repayments on Federal Home Loan Bank advances    (15,001)        (2)
Redemption of subordinated debt                  (16,100)        --
Proceeds from issuance of subordinated debt       16,100         --
Proceeds from exercise of stock options              161         49
Cash dividends paid                               (2,489)    (2,309)
                                                --------   --------
   Net cash provided by financing activities      11,591     22,365
                                                --------   --------
Net change in cash and cash equivalents           (8,494)   (10,677)
Beginning cash and cash equivalents               33,054     26,172
                                                --------   --------
ENDING CASH AND CASH EQUIVALENTS                $ 24,560   $ 15,495
                                                ========   ========

      See accompanying notes to Unaudited Consolidated Financial Statements

                                  BAYLAKE CORP.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

1. The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.'s 2005 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of March 31, 2006 and December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the entire year.

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

                                                             Three months ended March 31,
                                                             ----------------------------
                                                                   2006         2005
                                                                ----------   ----------
(NUMERATOR):
Net income                                                      $    1,324   $    2,584

(DENOMINATOR):
Weighted average number of common shares outstanding-basic       7,784,960    7,695,721
Dilutive effect of stock options                                    53,796      100,849
                                                                ----------   ----------
Weighted average of common shares outstanding and assumed
   conversion-diluted                                            7,838,756    7,796,570

BASIC EPS                                                       $     0.17   $     0.34
DILUTED EPS                                                     $     0.17   $     0.33

      See accompanying notes to Unaudited Consolidated Financial Statements

                                  BAYLAKE CORP.

4. Baylake Corp. declared a cash dividend of $0.16 per share payable on March 15, 2006 to shareholders of record as of March 1, 2006.

5. The Company has a non-qualified stock option plan, which is described more fully in the Company's December 31, 2005 Annual Report on Form 10-K. Beginning in 2006, the Company accounts for stock compensation expense under the provisions of FASB Statement No. 123R, "Accounting for Stock-Based Compensation" ("FAS 123R") on a modified prospective basis. FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This applies to awards granted, modified or vesting in fiscal years beginning in 2006. Compensation cost is recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company may no longer issue stock options under the current plan and thus there will be no further grants thereunder. Existing options that will vest after the adoption date are expected to result in an immaterial amount of compensation expense during 2006 through 2008. For the first quarter of 2006, the amount of compensation expense reflected in the financial statements is $13,000. As a matter of comparing the first quarter in 2006 with 2005, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation for periods prior to January 1, 2006.

                                                       Three months ended
                                                         March 31, 2005
                                                     ---------------------
                                                     Amounts in thousands,
                                                     except per share data
Net income, as reported                                     $2,584
Less: Total stock-based employee compensation cost
   determined under the fair value based method,
   net of income taxes                                         (14)
                                                            ------
Pro forma net income                                        $2,570
Earnings per share:

Basic - as reported                                         $ 0.34
Basic - pro forma                                           $ 0.33
Diluted - as reported                                       $ 0.33
Diluted - pro forma                                         $ 0.33

      See accompanying notes to Unaudited Consolidated Financial Statements

                                  BAYLAKE CORP.

     The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

     The following table indicates the options outstanding at March 31, 2006. A market price of $16.40 was used to compute intrinsic value for March 31, 2006, which was the closing market price on that date. Fully vested options include only those share options that have vested or are expected to vest at March 31, 2006 and have economic value.

                                            Weighted-average    Aggregate intrinsic   Weighted average remaining
Description of options   Number of shares    exercise price    value (In thousands)         life (In years)
----------------------   ----------------   ----------------   --------------------   --------------------------
Options outstanding           408,869            $12.55               $1,575                      3.3
Options exercisable           367,512            $12.43               $1,457                      3.3

     There were 18,000 options exercised during the three months ended March 31, 2006 amounting to $135,780 in intrinsic value.

6. The Company has redeemed on March 31, 2006 all of its 10.00% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and its 10.00% Common Securities (the "Trust Common Securities") at a redemption price equal to the $10.00 liquidation amount of each security plus all accrued and unpaid interest per security to March 31, 2006, the redemption date through Baylake Capital Trust I (the "Trust").

     The Trust has taken such action in connection with the concurrent redemption by Baylake Corp. of all of its $16.6 million 10.00% debentures due March 31, 2031 (the "Debentures") which are held exclusively by the Trust. The Debentures were redeemed on March 31, 2006 at a redemption price equal to the principal outstanding of the Debentures plus interest accrued on the Debentures up to March 31, 2006. In connection with the redemption of the Debentures, the Company expensed during the first quarter $475,015, net of tax, of unamortized origination cost associated with the Debentures.

     The Company has funded the redemption through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities that will adjust quarterly at a rate equal to 1.35% over the three-month LIBOR. The initial rate for the second quarter will be 6.31%.

      See accompanying notes to Unaudited Consolidated Financial Statements

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

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three months ended March 31, 2006 and 2005 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

FORWARD-LOOKING INFORMATION

This discussion and analysis of financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," and other such words are intended to identify in such forward-looking statements. Also, discussions of or including any periods ending after the period for which this report is filed are forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond the control of the Company, that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements and those discussed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, the following factors could impact the business and financial prospects of the relationships; demand for financial products and financial services; the degree of competition by traditional and non-traditional financial services competitors; changes in banking legislation or regulations; changes in tax laws and the results of recent Wisconsin state tax developments; changes in interest rates; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the general economic conditions, nationally or in the State of Wisconsin.

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

Provision for Impairment of Standby Letter of Credit: The provision for impairment of letter of credit represents management's estimate of probable incurred losses on an off-balance sheet standby letter of credit which is used to accommodate our customer's borrowing arrangements with an unrelated third party. In the event, of further impairment, a provision for impairment of standby letter of credit is charged to operations based on management's periodic evaluation of the factors affecting this standby letter of credit.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's net income and related summary information for the three-months periods ended March 31, 2006 and 2005, as well as comparisons between the respective periods.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ in thousands, except per share data)

                           Three months ended   Three months ended    % Increase
                             March 31, 2006       March 31, 2005     or decrease
                           ------------------   ------------------   -----------
Net income                       $1,324               $2,584           - 48.8%
EPS-basic                        $ 0.17               $ 0.34           - 50.0%
EPS-diluted                      $ 0.17               $ 0.33           - 48.5%
Return on average assets           0.48%                0.98%          - 51.0%
Return on average equity           6.81%               13.49%          - 49.5%
Efficiency ratio (1)              78.24%               63.03%          - 24.1%

(1) Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding investment securities gains, net

The decrease in net income for the period is primarily due to decreased net interest income, an increase in the provision for loan losses, a decrease in other income and an increase in other expenses. These items were partially offset by a decrease in income tax expense.

NET INTEREST INCOME

Net interest income is the largest component of the Company's operating income (net interest income on a tax-equivalent basis plus other non-interest income), accounting for 78.5% of total operating income for the three months ended March 31, 2006, as compared to 79.8% for the same period in 2005. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended March 31, 2006 decreased $770,000, or 8.6%, to $8.1 million from $8.9 million over the comparable period a year ago. The decrease results from a decrease in our net interest margin which resulted partially from an increase in the amount of non-accrual loan interest of $406,534 (due to an increase in the level of non-performing loans, which did not accrue interest) and the amortization expense of issuance costs related to the redemption of the trust preferred securities (totaling $475,015), offset partially by an increase in average loans for the period. As a result of the new basis for computing interest on these securities, we expect the interest paid on trust securities to be $145,507 lower in the second quarter than it would have been with the prior securities. See "Balance Sheet Analysis - Long Term Debt" below.

Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets. The net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds to fund a portion of earning assets. As a result, the level of funds available without interest cost (demand deposits and equity capital) is an important component impacting net interest margin.

The net interest margin for the first quarter of 2006 was 3.23%, down 43 basis points ("bps") from 3.66% for the comparable period in 2005. The 43 bps decrease in net interest margin is attributable to a 56 bps decrease in interest rate spread (the net result of a 88 bps increase in the yield on earning assets substantially offset by a 144 bps increase in the cost of interest-bearing liabilities), and a 13 bps higher contribution from net free funds.

As the Federal Reserve Board ("FRB") has continued the trend of steadily increased interest rates during the latter half of 2004 thru the first quarter of 2006 in an attempt to keep inflation in control, average interest rates were higher in 2006 than in 2005. Comparatively, the Federal Funds rate at March 31, 2006 was at 4.75% compared to 2.75% at March 31, 2005, while the average Federal Funds rate for the first quarter of 2006 was 199 bps higher than for the same period in 2005. Market demand for deposit products has driven up the cost of funds and as a result, net interest margin decreased in the first quarter of 2006. Net interest margin was affected by the impact of short-term rate changes and its affect on wholesale funding costs for the first quarter of 2006.

For the three months ended March 31, 2006, average-earning assets increased $36.2 million, or 3.7%, when compared to the same period last year. The Company recorded an increase in average loans of $60.0 million, or 7.8%, for the first quarter of 2006 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities, which further positively affect interest income.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased for the quarter ended March 31, 2006 when compared to the same period a year ago. The interest rate spread decreased 56 bps to 2.84% at March 31, 2006 from 3.40% in the same quarter in 2005. While the average yield on earning assets increased 88 bps during the period, the average rate paid on interest-bearing liabilities increased 144 bps over the same period. The increase in the rates paid on interest-bearing liabilities occurred as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank in addition to amortization of issuance costs from the trust preferred redemption as discussed earlier. We would expect that trend to continue in light of the recent continuing Federal Reserve Board interest rate increases.

                                     TABLE 2
             NET INTEREST INCOME ANALYSIS ON A TAX -EQUIVALENT BASIS
                                ($ In thousands)

                                                           Three months ended March 31,
                                         -----------------------------------------------------------------
                                                      2006                               2005
                                         -------------------------------   -------------------------------
                                                      Interest   Average                Interest   Average
                                           Average     income/    yield/     Average     income/    yield/
                                           Balance     expense     rate      Balance     expense    Rate
                                         ----------   --------   -------   ----------   --------   -------
ASSETS
Earning assets:
Loans, net                               $  826,052    $14,748     7.14%   $  766,068    $11,756     6.14%
Taxable securities                          146,309      1,571     4.30%      169,410      1,729     4.08%
Tax exempt securities                        32,938        543     6.59%       35,243        611     6.95%

Federal funds sold and interest
   bearing due from banks                     4,907         51     4.16%        3,281         17     2.07%
                                         ----------    -------    -----    ----------    -------    -----
Total earning assets                      1,010,206     16,913     6.68%      974,002     14,113     5.80%
Non-interest earning assets                  82,334                            76,598
                                         ----------                        ----------
Total assets                             $1,092,540                        $1,050,600
                                         ==========                        ==========
LIABILITIES AND STOCKHOLDERSEQUITY
Interest-bearing liabilities:
Total interest-bearing deposits             754,535      6,342     3.36%      721,631      3,827     2.12%
Short-term borrowings                        13,083        163     4.98%       23,256        165     2.84%
Customer repurchase agreements                1,344         12     3.57%        1,538          8     2.08%
Federal Home Loan Bank advances             124,573      1,362     4.37%      102,024        737     2.89%
Subordinated debentures                      16,816        889    21.15%       16,100        461    11.45%
                                         ----------    -------    -----    ----------    -------    -----
Total interest-bearing liabilities       $  910,351    $ 8,768     3.84%   $  864,549    $ 5,198     2.40%
                                         ==========    =======    =====    ==========    =======    =====

Demand deposits                              93,259                           102,036
Accrued expenses and other liabilities       11,154                             7,373
Stockholders' equity                         77,776                            76,642
                                         ----------                        ----------
Total liabilities and stockholders'
   equity                                $1,092,540                        $1,050,600
                                         ==========                        ==========
Interest rate spread                                   $ 8,145     2.84%                 $ 8,915     3.40%
Net interest margin                                                3.23%                             3.66%
                                                                  =====                             =====

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.5% and 92.7% for the first three months of 2006 and 2005, respectively.

Provision for Loan Losses

The provision for loan losses ("PFLL") is the periodic cost of providing an allowance for probable incurred losses. As previously discussed, the allowance consists of specific and general components. The Company's internal risk system is used to identify loans that meet the criteria as being "impaired" under the definition of SFAS 114. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. These identified loans for potential impairment are assigned a loss allocation based upon that analysis. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. These current factors include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's evaluation of loan quality, general economic factors and collateral values.

As a result of this process, the PFLL for the first three months of 2006 was $200,000 as compared to a PFLL of $30,000 for the first three months in 2005. The calculation of the amount took into account overall asset quality in the loan portfolio during the period. Net loan charge-offs in the first three months of 2006 were $13,000 compared with net charge-offs of $196,000 for the same period in 2005. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.01% for the first three months of 2006 compared to 0.10% for the same period in 2005. For the three months ended March 31, 2006, non-performing loans increased $19.5 million; see below for further information.

                                     TABLE 3
                            ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                                   For the three months   For the three months
                                   ended March 31, 2006   ended March 31, 2005
                                   --------------------   --------------------
Allowance for Loan Losses ("ALL)
Balance at beginning of period            $9,551                 $10,445
Provision for loan losses                    200                      30
Charge-offs                                   83                     336
Recoveries                                    70                     140
Balance at end of period                  $9,738                 $10,279
Net charge-offs ("NCOs:)                  $   13                 $   196

As described more fully in Table 7, non-accrual loans increased significantly during the period from December 31, 2005. However, despite the increase in non-accrual loans during the quarter ended March 31, 2006, the required allocation of the allowance for these loans only increased $110,000. These facts in addition to the net charge-offs for the three months ended March 31, 2006 were factors in the determination of a provision of $200,000 for the first quarter of 2006. Although the amount of non-performing loans increased substantially during the quarter, the provision did not increase as significantly because of management's belief and expectation that collateral values on these loans and other factors will likely ultimately minimize any related loss (although there can be no assurances). See "Balance Sheet Analysis - Non-Performing Loans, Potential Problem Loans and Other Real Estate" below.

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

Non-Interest Income

Total non-interest income decreased $25,000, or 1.1% to $2.2 million for the first quarter of 2006 when compared to the first quarter of 2005. The non-interest income to average assets ratio was 0.82% for the three months ended March 31, 2006 compared to 0.86% for the same period in 2005. The decrease in non-interest income for the three-month period is mainly due to the non-recurrence of gains on the sale of bank assets in other income offset partially by increases in fiduciary fee income ("trust fees") and fees for other services to customers.

Table 4 reflects the various components of non-interest income for the comparable quarters.

                                     TABLE 4
                               NON-INTEREST INCOME
                                ($ in thousands)

                                                     Three months ended   Three months ended   % Change from
                                                       March 31, 2006       March 31, 2005       prior year
                                                     ------------------   ------------------   -------------
Fees from fiduciary activities                                301                  179             68.2%
Fees from loan servicing                                      260                  283             (8.1%)
Service charges on deposit accounts                           794                  725              9.5%
Other fee income                                              165                  187            (11.8%)
Financial services income                                     180                  186             (3.2%)
Gains from sales of loans                                     201                  208             (3.4%)
Increase in cash surrender value of life insurance            226                  227             (0.4%)
Gain on sale of bank assets                                     0                  179               NM
Other income                                                  111                   89             24.7%
Total Other Income                                          2,238                2,263             (1.1%)

Service charges on deposit accounts increased $69,000 for the three-month period ended March 31, 2006 due in part to the implementation of new product offerings such as High Performance Checking ("HPC") and other price increases implemented during the latter part of 2005.

In the first quarter of 2006, gains from sales of loans totaling $201,000 were similar to the $208,000 recorded in the first quarter of 2005. During the first quarter of 2006, secondary mortgage loan activity improved although gains from sale of those loans decreased as a result of tighter spreads and competitive pressures with respect to pricing. Although interest rates have increased over the quarter, the Company has not seen a decrease in the number of loan applications. Secondary loan production increased 14.8% between the comparable first three-month periods ($8.9 million in the first three months of 2006 versus $7.8 million in the first three months of 2005). The increase in production was driven primarily by secondary mortgage and commercial loan production (loan production to be sold to the secondary market) and resulting sales.

For the three-month period ended March 31, 2006 compared to the same period in 2005, the decrease in gain on sale of bank assets was related to a gain on sale of stock of $179,000 taken in the first quarter of 2005 in connection with a third party acquisition of Pulse (an ATM operator/provider) in which the Bank held an ownership interest.

Non-Interest Expense

Non-interest expense increased $1.1 million or 15.3%, to $8.1 million for the three months ended March 31, 2006 compared to the same period in 2005. The non-interest expense to average assets ratio was 2.97% for the three months ended March 31, 2006 compared to 2.68% for the same period in 2005.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expenses to average assets ratio was 2.15% for the three months ended March 31, 2006 compared to 1.82% for the same period in 2005. The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income. The efficiency ratio for the three months ended March 31, 2006 was 78.24% compared to 63.03% for the same period in 2005.

                                     TABLE 5
                              NON-INTEREST EXPENSE
                                ($ in thousands)

                                         Three months ended   Three months ended   % Change from
                                           March 31, 2006       March 31, 2005       prior year
                                         ------------------   ------------------   -------------
Salaries and employee benefits                  4,992                4,528             10.2%
Occupancy                                         579                  536              8.0%
Equipment                                         395                  307             28.7%
Data processing and courier                       300                  278              7.9%
Operation of other real estate                     43                   48            (10.4%)
Business development and advertising              234                  204             14.7%
Charitable contributions                           76                   92            (17.4%)
Stationary and supplies                           104                  112             (7.1%)
Director fees                                     119                   82             45.1%
FDIC                                               27                   27              0.0%

Mortgage servicing rights amortization             55                   62            (11.3%)
Legal and professional                            205                  176             16.5%
Other operating                                   995                  593             67.8%
Total non-interest expense                      8,124                7,045             15.3%

Salaries and employee benefits showed an increase of $464,000, or 10.2%, to $5.0 million for the first quarter of 2006 compared to the same period in 2005. The number of full-time equivalent employees was 324 as of March 31, 2006 compared to 308 as of March 31, 2005, primarily the result of additional staffing for the remodeled downtown Green Bay branch opened in June 2005. For the three months ended March 31, 2006, salary-related expenses increased $369,000, or 13.1%, due principally to merit increases between the years and increased staffing. In the first quarter of 2005, the Company implemented the Baylake Bank Supplemental Executive Retirement Plan ("Plan"), which is intended to provide certain management and highly compensated employees of the Bank who have contributed, and are expected to continue to contribute, to the Bank's success by providing for deferred compensation in addition to that available under the Bank's other retirement programs. It amounted to approximately $335,000 in expenses related to the vested portion of the Plan contributions in the first quarter of 2006 compared to $300,000 for the same period in 2005. Benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for the balance of 2006. Bonus expense decreased $75,000 to $151,000 for the first quarter of 2006, as various income-related goals were not met during the period. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue in future years.

Occupancy and equipment expense, collectively, increased $131,000, or 15.5%, to $974,000 for the first quarter of 2006 compared to the same period in 2005. The increase in expense was attributable to additional depreciation expense resulting from the remodeled downtown Green Bay branch as mentioned previously, costs related to various equipment upgrades and increased utility costs.

Expenses related to the operation of other real estate owned decreased $5,000 to $43,000 for the 2006 three-month period compared to the same period in 2005. Included in these expenses were net gains taken on the sale of other real estate owned amounting to $78,000 for the first three months of 2006 compared to net gains taken on sale of $41,000 for the same period in 2005. In addition, costs related to the holding of other real estate owned properties increased $32,000 to $121,000 for the first three months of 2006.

Other operating expense increased $402,000 to $995,000. The increase was due in part to costs of $211,000 related to various employee recruitment and search expenses, including those costs related to the searches for a new bank president/chief operating officer and a market president. $103,000 of the increase was related to new product offering costs, including those for the High Performance Checking ("HPC") product introduced in the fourth quarter of 2005.

Income Taxes

Income tax expense for the Company for the three months ended March 31, 2006 was $468,000, a decrease of $750,000, compared to the same period in 2005. The lower tax expense in 2006 reflected the Company's decrease in income before income tax resulting in an increase proportion of non-taxable income to total income before income taxes.

The Company's effective tax rate (income tax expense divided by income before taxes) was 26.1% for the three months ended March 31, 2006 compared with 32.0% for the same period in 2005. The effective tax rate of 26.1% consisted of a federal effective tax rate of 19.9% and Wisconsin State effective tax rate of 6.2%. Taxable income decreased while tax-exempt interest income from municipal investments and income from BOLI increased proportionately, which caused the change in the effective tax rate.

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

BALANCE SHEET ANALYSIS

Loans

At March 31, 2006, total loans increased $19.7 million, or 2.4%, to $832.0 million from $812.3 million at December 31, 2005. Growth in the Company's loan portfolio resulted primarily from an increase in real estate commercial loans to $478.7 million at March 31, 2006 compared to $468.0 million at December 31, 2005. In addition, growth in real estate construction loans increased to $93.9 million at March 31, 2006 compared to $85.7 million at December 31, 2005. Growth in commercial real estate mortgages and commercial loans occurred principally as a result of the Company's expansion efforts (primarily in the Green Bay market) and the strong economic growth in that market.

The following table reflects the composition (mix) of the loan portfolio (dollars in thousands):

                                     TABLE 6
                             LOAN PORTFOLIO ANALYSIS
                                ($ in thousands)

                                                      March 31,   December 31,   Percent
                                                         2006         2005        change
                                                      ---------   ------------   -------
Amount of loans by type
Real estate-mortgage
   Commercial                                          $478,656     $467,956       2.3%
   1-4 family residential
      First liens                                        93,152       90,946       2.4%
      Junior liens                                       24,525       23,470       4.5%
      Home equity                                        31,943       34,320      (6.9%)
Commercial, financial and agricultural                   81,512       80,260       1.6%
Real estate-construction                                 93,896       85,729       9.5%
Installment
   Credit cards and related plans                         2,089        2,088       0.0%
   Other                                                 12,804       12,175       5.2%

   Obligations of states and political subdivisions      13,945       15,785     (11.7%)
Less:  deferred origination fees, net of costs              510          433      17.8%
   Total                                               $832,012     $812,296       2.4%

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

As indicated in Table 3 above, the ALL at March 31, 2006 was $9.7 million compared with $9.6 million at the end of 2005. This was based on management's analysis of the loan portfolio risk at March 31, 2006. As such a provision expense of $200,000 was recorded for the quarter ended March 31, 2006. The quarter to date provision has increased by $170,000 compared to the same period in 2005, as discussed previously.

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

The ALL is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The composition of the loan portfolio has not significantly changed since year-end 2005.

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

While there exists probable asset quality problems in the loan portfolio, management believes sufficient reserves have been provided in the ALL to absorb probable incurred losses in the loan portfolio at March 31, 2006. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collection.

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

The process of restructuring loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes.

                                     TABLE 7
                              NON-PERFORMING ASSETS
                                ($ in thousands)

                                          At or for the period   At or for the period     At or for the period
                                          ended March 31, 2006   ended March 31, 2005   ended December 31, 2005
                                          --------------------   --------------------   -----------------------
Nonperforming Assets:
Nonaccrual loans                                 $26,385               $ 8,288                  $ 6,942
Accruing loans past due 90 days or more                0                     0                        0
Restructured loans                                     0                     0                        0
                                                 -------               -------                  -------
Total nonperforming loans ("NPLs")               $26,385               $ 8,288                  $ 6,942
Other real estate owned                            1,799                 2,378                    3,333
                                                 -------               -------                  -------
Total nonperforming assets ("NPAs")              $28,184               $10,666                  $10,275
Ratios:
ALL to NCO's (annualized)                         184.70                 12.93                     2.32
NCO's to average loans (annualized)                 0.01%                 0.10%                    0.52%
ALL to total loans                                  1.17%                 1.31%                    1.18%
NPL's to total loans                                3.17%                 1.06%                    0.85%
NPA's to total assets                               2.56%                 1.00%                    0.94%
ALL to NPL's                                       36.91%               124.02%                  137.58%

As indicated in Table 7, non-performing loans at March 31, 2006 were $26.4 million compared to $6.9 million at December 31, 2005. Non-accrual loans represented $26.4 million of the total non-performing loans. Real estate non-accrual loans accounted for $25.9 million of the total, of which $2.8 million was residential real estate, $5.5 million was real estate construction and $17.6 million was commercial real estate, while commercial and industrial non-accrual loans total $514,000.

Non-accrual loans increased during this quarter by $19.4 million and is primarily attributable to six commercial loans for businesses that are experiencing difficulties in sales, cash flow, fiscal operations, and/or general management issues. Of these, two loans totaling $2.9 million are commercial real estate development loans, two loans totaling $11.4 million are recreational real estate golf course properties, one loan totaling $898,223 is a restaurant and one loan totaling $4.3 million is a retail shopping mall.

Each of these six non-performing loans is secured primarily by commercial or residential real estate, and secondarily, by personal guarantees from principals of the respective borrowers. The Company has initiated foreclosure actions on three of these loans totaling $7.1 million and it anticipates protracted litigation of at least twelve months in duration in each case. Management has provided $1.1 million (including $231,006 in the current period) in the ALL for any loss estimated with respect to these loans. The other loans totaling $12.3 million are subject to voluntary liquidation plans that propose to sell underlying real estate assets in amounts sufficient to repay the outstanding loan balances. Of these, two loans, totaling $9.0 million, have full purchase price offers currently pending for the underlying collateral. However, the Company cannot identify a time line for final disposition of those loans because of the necessity for settlement of liens and claims against the properties, nor can the Company provide assurances that there will not be any further losses relating to these or other credits.

Current impairments have been established for each of these credits and the Company does not anticipate any further loss at this time, in part due to expected collateral values.

As a result the ratio of non-performing loans to total loans at March 31, 2006 was 3.17% compared to 0.85% at end of year 2005. The Company's ALL was 36.9% of total non-performing loans at March 31, 2006 compared to 137.6% at end of year 2005.

Non-performing assets (non-performing loans plus other real estate owned assets) at March 31, 2006 were $28.2 million compared to $10.3 million at December 31, 2005. Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of twelve commercial properties totaling $1.8 million. Other real estate owned at December 31, 2005 totaled $3.3 million and consisted of seventeen properties.

Potential problem loans are currently performing loans that management believes may incur difficulties in complying with loan repayment terms. Management's decision to place loans in this category does not necessarily mean that the Company expects to take losses on such loans, but that management needs to be more vigilant in its efforts to oversee the loans and recognize that a higher degree of risk is associated with these potential problem loans. At March 31, 2006, potential problem loans amounted to $5.8 million compared to a total of $10.0 million at December 31, 2005. A portion of this decrease results from a transfer during the period to non-accrual (non-performing) status of $4.3 million of these problem loans which were identified at year end.

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, an increase in its earning potential.

At March 31, 2006, the investment portfolio (which includes investment securities available for sale) increased $1.7 million, or 1.0%, to $173.4 million from $171.6 million at December 31, 2005. At March 31, 2006 and December 31, 2005, the investment portfolio represented 15.7% and 15.8%, respectively, of total assets.

Securities available for sale consist of the following:

                                     TABLE 8
                          INVESTMENT SECURITY ANALYSIS
                                At March 31, 2006
                                ($ in thousands)

                                                        Gross        Gross
                                                     Unrealized   Unrealized
                                                        Gains        Losses    Fair Value
                                                     ----------   ----------   ----------
Securities available for sale
Obligations of U.S. Treasury & other U.S. agencies      $ 91        $1,445      $ 64,148
Mortgage-backed securities                                 1         2,236        71,189
Obligations of states & political subdivisions           379           199        32,929
Private placement                                         43             0         1,040
Other securities                                           0             0         4,078
                                                        ----        ------      --------
Total securities available for sale                     $514        $3,880      $173,384
                                                        ====        ======      ========

                              At December 31, 2005
                                ($ in thousands)

                                                        Gross        Gross
                                                     Unrealized   Unrealized
                                                        Gains        Losses    Fair Value
                                                     ----------   ----------   ----------
Securities available for sale
Obligations of U.S. Treasury & other U.S. Agencies      $179        $1,153      $ 59,819
Mortgage-backed securities                                 2         2,015        72,531
Obligations of states & political subdivisions           407           269        33,827
Private placement                                         44             0         1,040
Other securities                                           0             0         4,421
                                                        ----        ------      --------
Total investment securities                             $632        $3,437      $171,638
                                                        ====        ======      ========

Deposits

Total deposits at March 31, 2006 decreased $5.6 million, or 0.7%, to $851.1 million from $856.7 million at December 31, 2005. Non-interest bearing deposits at March 31, 2006 decreased $16.8 million, or 15.2%, to $93.8 million from $110.6 million at December 31, 2005. Interest-bearing deposits at March 31, 2006 increased $11.2 million, or 1.5%, to $757.3 million from $746.1 million at December 31, 2005. Brokered CD's totaled $152.1 million at March 31, 2006 compared to $155.1 million at December 31, 2005. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Increased competition for consumer deposits and customer awareness of interest rates continue to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2006 through competitive pricing of deposit products and through the branch delivery systems that have already been established. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2006 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Under that scenario, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.

Other Funding Sources

Federal funds purchased and securities under agreements to repurchase at March 31, 2006 increased $24.5 million to $25.9 million from $1.3 million at December 31, 2005. Federal funds purchased increased from no funds purchased at December 31, 2005 to $24.5 million at March 31, 2006 accounting for the majority of the increase. These have increased to fund the growth in the loan portfolio which was coupled with a decrease in core deposits during the quarter ended March 31, 2006.

Federal Home Loan Bank Advances totaled $120.2 million at March 31, 2006 compared to $125.2 million at December 31, 2005. Typically, borrowings increase in order to fund growth in the loan portfolio in periods when borrowings increase more rapidly than deposits. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

Long-term Debt

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust, formed by the Company. The aggregate principal amount of the debentures due

2031, to the trust was $16,597,940. These securities were redeemed on March 31, 2006, as noted in our press release dated February 28, 2006.

The redemption of these securities were funded through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities, and underlying debt securities, that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. The rate on this financing for the second quarter is 6.31%. This lower interest rate will provide interest savings in the second quarter of 2006, and thereafter depending upon changes in the interest rate environment. Management believes that the new financing should provide a better match for the overall interest rate sensitivity position of the Company going forward.

For additional details, please make reference to the Consolidated Financial Statements and the accompanying footnotes on the Company's Form 10-Q for the period ended March 31, 2006.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, OFF-BALANCE SHEET RISK, AND CONTINGENT LIABILITIES

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for discussion with respect to the Company's quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in Form 10-K have not materially changed since that report was filed.

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

                                     TABLE 9
                           LENDING RELATED COMMITMENTS
                                ($ in thousands)

                                                            March 31, 2006   December 31, 2005
                                                            --------------   -----------------
Commitments to fund home equity line loans                     $ 47,253           $ 45,435
Commitments to fund commercial real estate loans                  2,192              3,409
Commitments unused on various other lines of credit loans       159,313            164,112
                                                               --------           --------
Total commitments to extend credit                             $208,758           $212,956
Financial standby letters of credit                            $ 22,146           $ 22,160

The following table summarizes the Company's significant contractual obligations and commitments at March 31, 2006:

                                    TABLE 10
                             CONTRACTUAL OBLIGATIONS
                                ($ in thousands)

(IN THOUSANDS)                      WITHIN 1 YEAR   1-3 YEARS   3-5 YEARS   AFTER 5 YEARS     TOTAL
                                    -------------   ---------   ---------   -------------   --------
Certificates of deposit and other
   time deposit obligations            $251,259      $161,498     $4,795       $     0      $417,552
Federal funds purchased and
   repurchase agreements                 25,860             0          0             0        25,860
Federal Home Loan Bank advances          70,000        25,083        101        25,000       120,184
Purchase of land                          1,580             0          0             0         1,580
Construction of branch facility             582             0          0             0           582
Subordinated debentures                       0             0          0        16,100        16,100
Operating leases                             41            17          0             0            58
                                       --------      --------     ------       -------      --------
Total                                  $349,322      $186,598     $4,896       $41,100      $581,916
                                       ========      ========     ======       =======      ========

LIQUIDITY

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $1.5 million for the first three months of 2006 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $2.5 million in the first three months of 2006.

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

Maturing investments have been a primary source of liquidity at the Bank. For the three months ended March 31, 2006, principal payments totaling $4.2 million were received on investments. $6.5 million in investments were purchased in the first three months of 2006. This resulted in net cash of $2.3 million used in investing activities for the first three months of 2006. At March 31, 2006 the investment portfolio contained $135.4 million of U.S. Treasury and federal agency backed securities representing 78.1% of the total investment portfolio. These securities tend to be highly marketable.

Deposit growth is typically another source of liquidity for the Bank in the latter half of each year, although deposits typically shrink in the first half resulting in a use of cash. As a financing activity reflected in the March 31, 2006 Consolidated Statements of Cash Flows, deposits decreased and resulted in $5.6 million of cash outflow during the first three months of 2006. The Company's overall deposit base decreased 0.7% for the three months ended March 31, 2006. Deposit growth is generally the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $258.5 million, or 31.1%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short-term borrowings at March 31, 2006, federal funds purchased and securities sold under agreements to repurchase totaled $25.9 million compared to $1.3 million at the end of 2005. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or long-term, are another source of funds. They totaled $120.2 million at March 31, 2006 and $125.2 million at December 31, 2005.

The Bank's liquidity resources were sufficient in the first three months of 2006 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first three months of 2006, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, Bank may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Capital Resources

Stockholders' equity at March 31, 2006 and December 31, 2005 was $78.5 million. In total, stockholders' equity decreased $38,000 or 0.1%. The decrease in stockholders' equity in 2006 was primarily composed of the change in unrealized losses on available for sale securities and the payment of dividends, almost completely offset by net income and proceeds from the exercise of stock options. The change in unrealized losses on available for sale securities amounted to $360,000 for the first three months of 2006; this change resulted from the effects of the increasing interest rate environment. Total dividends paid increased to $2.5 million in the quarter from $2.3 million in 2005, primarily as a result of an increase in the per share dividends rate to $0.16 from $0.15. Stockholders' equity to assets at March 31, 2006 was 7.12% compared to 7.21% at the end of 2005.

On March 31, 2006, the Company redeemed its outstanding junior subordinated indentures and trust preferred securities for a total of $16.6 million which constitutes the $16.1 million stated principal values of those amounts plus $510,389 in accrued interest. See "Management's Discussion of Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Long Term Debt" above.

The redemption of these securities were funded through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities issued under the name Baylake Capital Trust II ("Trust II") that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. The initial rate on this financing for the second quarter is 6.31%. This lower rate will provide savings beginning in the second quarter of 2006 and management believes that the new financing should provide a better match for the overall interest rate sensitivity position of the Company going forward. For banking regulatory purposes, these securities are considered Tier 1 capital.

Cash dividends declared in the first three months of 2006 were $0.16 per share compared with $0.15 in 2005. The Company provided a 6.7% increase in normal dividends per share in 2006 over 2005 as a result of earnings for 2006. Total funds utilized in the payment of dividends were $2.5 million in the first three months of 2006, as compared to $2.3 million in the corresponding period of 2005.

In 1997, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 7,000 shares of the Company's common stock each calendar quarter in the market. The shares repurchased would be used to fill its needs for the dividend reinvestment program, any future benefit plans, and the Company's stock purchase plan. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first three months of 2006.

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

At March 31, 2006 and December 31, 2005, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of March 31, 2006 and December 31, 2005:

                                    TABLE 11
                                 CAPITAL RATIOS
                                ($ in thousands)

                                                                  To Be Well Capitalized
                                                For Capital      under Prompt Corrective
                                Actual       Adequacy Purposes      Action Provisions
                           ---------------   -----------------   -----------------------
                            Amount   Ratio     Amount   Ratio        Amount    Ratio
                           -------   -----     ------   -----        ------   ------
As of March 31, 2006
   Total Capital (to
   Risk Weighted Assets)
      Company              100,402   10.60%    75,796   8.00%           N/A     N/A
      Bank                  97,931   10.34%    75,757   8.00%        94,696   10.00%
   Tier 1 Capital (to
   Risk Weighted Assets)
      Company               90,664    9.57%    37,898   4.00%           N/A     N/A
      Bank                  88,193    9.31%    37,879   4.00%        56,818    6.00%
   Tier 1 Capital  (to

   Average Assets)
      Company               90,664    8.34%    43,458   4.00%           N/A     N/A
      Bank                  88,193    8.13%    43,412   4.00%        54,265    5.00%
As of December 31, 2005
   Total Capital (to
   Risk Weighted Assets)
      Company               99,882   10.73%    74,472   8.00%           N/A     N/A
      Bank                  97,327   10.51%    74,404   8.00%        93,005   10.00%
   Tier 1 Capital (to
   Risk Weighted Assets)
      Company               90,332    9.70%    37,236   4.00%           N/A     N/A
      Bank                  87,778    9.44%    37,202   4.00%        55,803    6.00%
   Tier 1 Capital  (to
   Average Assets)
      Company               90,332    8.27%    43,692   4.00%           N/A     N/A
      Bank                  87,778    8.11%    43,590   4.00%        54,488    5.00%

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

As of March 31, 2006, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2005, as described in the Company's 2005 Form 10-K Annual Report.

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at March 31, 2006.

                                    TABLE 12
                              INTEREST SENSITIVITY
                                ($ in thousands)

                      Change in Net Interest Income over One Year Horizon
                    -------------------------------------------------------
                         At March 31, 2006          At December 31, 2005
                    --------------------------   --------------------------
Change in levels                    Percentage                   Percentage
of interest rates   Dollar change     change     Dollar change     change
-----------------   -------------   ----------   -------------   ----------
+200 bp                $   335          3.6%        $ 2,572          6.8%
+100 bp                    200          2.2%          1,842          4.9%
Base                         0            0%              0            0%
-100 bp                 (1,853)        (4.9%)        (2,351)        (6.2%)
-200 bp                 (4,023)       (17.2%)        (4,905)       (13.0%)

As shown above, at March 31, 2006, the effect of an immediate 200 basis point increase in interest rates would increase the Company`s net interest income by $335,000 or 3.6%. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by $4.0 million or 17.2%.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's disclosure controls and procedures to the Company required to be included in this quarterly report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

See "Risk Factors" in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 31, 2006, the Company called its then outstanding trust preferred securities. Simultaneously, the Company entered into arrangements for new trust preferred securities. See "Management's Discussion and Analysis - Long Term Debt" above. Although the transaction involved the termination of the old arrangements and entry into new ones, the Company does not believe these changes had an overall material on it, other than to extend the arrangement and to change the basis on which the interest is determined going forward.

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

"Management agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any other agreements or instruments of Baylake Corp. and its subsidiaries defining the rights of holders of any long-term debt whose authorization does not exceed 10% of total assets."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BAYLAKE CORP.


Date: May 9, 2006                       /s/ Thomas L. Herlache
                                        ----------------------------------------
                                        Thomas L. Herlache
                                        President (CEO)


Date: May 9, 2006                       /s/ Steven D. Jennerjohn
                                        ----------------------------------------
                                        Steven D. Jennerjohn
                                        Treasurer (CFO)