Form 10-Q
period 2006-06-30
BAYLAKE CORP
filed 2006-08-07
CIK 275119

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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

Yes [ ]  No [X]

                      Applicable Only to Corporate Issuers:

Number of outstanding shares of common stock as of August 1, 2006: 7,843,127 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------

PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Consolidated Balance Sheets (Unaudited) as of June 30, 2006 and December 31, 2005                          3

       Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three and six months
         ended June 30, 2006 and 2005                                                                             4

       Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the six months ended
         June 30, 2006 and 2005                                                                                   5

       Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2006 and 2005        6-7

       Notes to Consolidated Unaudited Financial Statements                                                    8-11

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         12-37

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    37-38

       Item 4.  Controls and Procedures                                                                          38

PART II - OTHER INFORMATION

       Signatures                                                                                                40

EXHIBIT INDEX

       Exhibit 10.9 Baylake Bank employment agreement with Robert J. Cera                                      1-10
       Exhibit 31.1 Certification pursuant to Section 302
       Exhibit 31.2 Certification pursuant to Section 302
       Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350
       Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350

                                  BAYLAKE CORP.

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                        (Amounts in thousands of dollars)

                                                                                  June 30, 2006   December 31,
                                                                                   (Unaudited)        2005
                                                                                  -------------   ------------
ASSETS
Cash and due from financial institutions                                          $      24,530   $     32,855
Federal funds sold                                                                            -            199
                                                                                  -------------   ------------
    Cash and cash equivalents                                                            24,530         33,054

Securities available for sale                                                           183,955        171,638
Loans held for sale                                                                         273            374
Loans, net of allowance after $9,425 and $9,551                                         812,279        802,745
Cash value of life insurance                                                             23,760         22,814
Premises held for sale                                                                    1,128          1,167
Premises and equipment, net                                                              27,694         24,703
Federal Home Loan Bank stock                                                              7,266          8,081
Foreclosed assets, net                                                                    1,374          3,333
Goodwill                                                                                  5,723          5,723
Accrued interest receivable                                                               5,690          5,354
Other assets                                                                             11,015         10,422
                                                                                  -------------   ------------

    Total assets                                                                  $   1,104,687   $  1,089,408
                                                                                  =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest-bearing                                                          $     102,383   $    110,641
    Interest-bearing                                                                    768,659        746,070
                                                                                  -------------   ------------
       Total deposits                                                                   871,042        856,711
Federal Home Loan Bank advances                                                         105,182        125,185
Federal funds purchased and repurchase agreements                                        22,194          1,315
Subordinated debentures                                                                  16,100         16,100
Accrued expenses and other liabilities                                                   11,744         10,310
Dividends payable                                                                             -          1,243
                                                                                  -------------   ------------
    Total liabilities                                                                 1,026,262      1,010,864

Common stock, $5 par value, authorized 10,000,000; issued- 7,828,286 shares in
  2006, 7,805,586 shares in 2005; outstanding- 7,805,127 shares in 2006,
  7,782,427 shares in 2005                                                               39,142         39,028
Additional paid-in capital                                                                9,669          9,466
Retained earnings                                                                        33,661         32,461
Treasury stock (23,159 shares in 2006 and 2005)                                            (625)          (625)
Accumulated other comprehensive income                                                   (3,422)        (1,786)
                                                                                  -------------   ------------
    Total stockholders' equity                                                           78,425         78,544
                                                                                  -------------   ------------

       Total liabilities and stockholder equity                                   $   1,104,687   $  1,089,408
                                                                                  =============   ============

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                  BAYLAKE CORP.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
                Three and Six Months ended June 30, 2006 and 2005
             (Amounts in thousands of dollars except per share data)

                                                                Three months ended          Six months ended
                                                                     June 30                     June 30

                                                                2006          2005         2006          2005

Interest and dividend income
  Loans, including fees                                       $ 15,418      $ 12,944     $ 30,082      $ 24,607
  Taxable securities                                             1,570         1,729        3,141         3,458
  Tax exempt securities                                            378           489          738           892
  Federal funds sold and other                                     156            16          207            33
                                                               --------      --------     --------      --------

      Total interest and dividend income                        17,522        15,178       34,168        28,990
                                                              --------      --------     --------      --------

Interest expense
  Deposits                                                       7,090         4,494       13,432         8,321
  Federal funds purchased and repurchase agreements                 89           318          264           491
  Federal Home Loan Bank advances and other debt                 1,399         1,014        2,761         1,751
  Subordinated debentures                                          257           462        1,146           923
                                                              --------      --------     --------      --------

      Total interest expense                                     8,835         6,288       17,603        11,486
                                                              --------      --------     --------      --------

      NET INTEREST INCOME                                        8,687         8,890       16,565        17,504

Provision for loan losses                                           61            91          261           121
                                                              --------      --------     --------      --------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        8,626         8,799       16,304        17,383
                                                              --------      --------     --------      --------
Other income
  Fees from fiduciary activities                                   240           184          541           363
  Fees from loan servicing                                         275           288          535           571
  Fees for other services to customers                           1,246         1,185        2,385         2,283
  Gains from sales of loans                                        209           177          410           385
  Net gains (loss) from sale and disposal of premises and
   equipment                                                       185          (151)         185          (151)
  Increase in cash surrender value of life insurance               175           190          401           417
  Other income                                                     151           153          262           421
                                                              --------      --------     --------      --------

      Total other income                                         2,481         2,026        4,719         4,289
                                                              --------      --------     --------      --------

Non-interest expenses
  Salaries and employee benefits                                 4,525         4,329        9,517         8,857
  Occupancy expense                                                585           602        1,164         1,138
  Equipment expense                                                445           340          840           647
  Data processing and courier                                      315           298          615           576
  Operation of other real estate                                    74            81          117           129
  Other operating expenses                                       1,749         1,441        3,564         2,789
                                                              --------      --------     --------      --------

      Total non-interest expenses                                7,693         7,091       15,817        14,136
                                                              --------      --------     --------      --------

      INCOME BEFORE INCOME TAX EXPENSE                           3,414         3,734        5,206         7,536

Income tax expense                                               1,044         1,174        1,512         2,392
                                                              --------      --------     --------      --------

NET INCOME                                                    $  2,370      $  2,560     $  3,694      $  5,144
                                                              --------      --------     --------      --------

COMPREHENSIVE INCOME                                          $  1,095      $  3,612     $  2,059      $  4,204
                                                              --------      --------     --------      --------

BASIC EARNINGS PER SHARE                                      $   0.30      $   0.33     $   0.47      $   0.67

DILUTED EARNINGS PER SHARE                                    $   0.30      $   0.33     $   0.47      $   0.66

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                  BAYLAKE CORP.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                            Six months ended June 30,
           (Amounts in thousands of dollars except for per share data)

                                                                                                       Accumulated
                                                                                                          Other
                                                Common Stock      Additional                          Comprehensive
                                          ---------------------    Paid-in      Retained    Treasury     Income        Total
                                           Shares       Amount      Capital     Earnings     Stock       (loss)       Equity
                                          ---------  -----------  -----------  -----------  --------  -------------   -------
BALANCE, JANUARY 1, 2005                  7,692,777  $    38,580  $     8,806  $    28,275  $   (625) $       1,169   $76,205
Net income for the year                           -            -            -        5,144         -              -     5,144
Net changes in unrealized
  gain (loss) on securities
  available for sale, net of
  $(526) deferred taxes                           -            -            -            -         -           (940)     (940)
                                                                                                                      -------
    Total comprehensive income                                                                                          4,204
Stock options exercised                      33,000          165          134            -         -              -       299
Tax benefit from exercise of
  stock options                                   -            -          116            -         -              -       116
Cash dividends declared
  ($0.30 per share)                               -            -            -       (2,309)        -              -    (2,309)
                                          ---------  -----------  -----------  -----------  --------  -------------   -------
BALANCE, JUNE 30, 2005                    7,725,777  $    38,745  $     9,056  $    31,110  $   (625) $         229   $78,515
                                          =========  ===========  ===========  ===========  ========  =============   =======

BALANCE, JANUARY 1, 2006                  7,782,427  $    39,028  $     9,466  $    32,461  $   (625) $      (1,786)  $78,544
Net income for the year                           -            -            -        3,694         -              -     3,694
Net changes in unrealized
  gain (loss) on securities
  available for sale, net of
  $(894) deferred taxes                           -            -            -            -         -         (1,636)   (1,636)
    Total comprehensive income                                                                                          2,058
                                                                                                                      -------
Stock compensation expense recognized             -            -           26            -         -              -        26
Stock options exercised                      22,700          114           97            -         -              -       211
Tax benefit from exercise
  of stock options                                -            -           80            -         -              -        80
Cash dividends declared
  ($0.32 per share)                               -            -            -        2,494)        -              -    (2,494)
                                          ---------  -----------  -----------  -----------  --------  -------------   -------
BALANCE, JUNE 30, 2006                    7,805,127  $    39,142  $     9,669  $    33,661  $   (625) $      (3,422)  $78,425
                                          =========  ===========  ===========  ===========  ========  =============   =======

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 BAYLAKE CORP.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                    Six months ended June 30, 2006 and 2005
                       (Amounts in thousands of dollars)

                                                                             2006         2005
                                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income to net cash provided by
  operating activities:
    Net income                                                           $     3,694   $     5,144
    Adjustments to reconcile net income to net cash
      provided to operating activities:
       Depreciation and amortization                                             812           900
       Amortization of debt issuance costs                                       475           118
       Amortization of core deposit intangible                                    26            26
       Provision for losses on loans                                             261           121
       Net amortization of securities                                             85           314
       Increase in cash surrender value of life insurance                       (401)         (417)
       Federal Home Loan Bank stock dividend                                       -          (211)
       Net gain on sale of loans                                                (410)         (385)
       Proceeds from sale of loans held for sale                              21,882         8,572
       Origination of loans held for sale                                    (21,372)       (8,635)
       Provision for valuation allowance on other real estate owned               47            20
       Net (gain) loss from disposal of other real estate                        (53)           28
       Net (gain) loss from disposal of bank premises and equipment             (185)          151
       Stock option compensation expense recognized                               26             -

       Changes in assets and liabilities:
          Accrued interest receivable and other assets                           497          (871)
          Accrued expenses and other liabilities                               1,273           623
                                                                         -----------   -----------
              Net cash provided by operating activities                        6,657         5,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available-for-sale                           10,291         6,675
Purchase of securities available-for-sale                                    (25,222)      (20,886)
Proceeds from sale of other real estate owned                                  2,356           828
Proceeds from sale of premises and equipment                                       -           290
Loan originations and payments, net                                          (10,205)      (39,939)
Additions to premises and equipment                                           (3,579)       (4,649)
Investment in bank-owned life insurance                                         (583)         (469)
                                                                         ------------  ------------
    Net cash used in investing activities                                    (26,942)      (58,150)

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                 BAYLAKE CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2006 and 2005
                        (Amounts in thousands of dollars)

                                                                              2006               2005
                                                                        ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                                  $        14,331     $           411
Net change in federal funds purchased and
   repurchase agreements                                                         20,879              40,301
Proceeds from Federal Home Loan Bank advances                                    45,000              15,000
Repayments on Federal Home Loan Bank advances                                   (65,003)                 (4)
Redemption of subordinated debt                                                 (16,100)                  -
Proceeds from issuance of subordinated debt                                      16,100                   -
Proceeds from exercise of stock options                                             211                 299
Tax benefit from exercises of stock options                                          80                   -
Cash dividends paid                                                              (3,737)             (3,463)
                                                                        ---------------     ---------------
     Net cash provided by financing activities                                   11,761              52,544
                                                                        ---------------     ---------------

Net change in cash and cash equivalents                                          (8,524)               (108)

Beginning cash and cash equivalents                                              33,054              26,172
                                                                        ---------------     ---------------

ENDING CASH AND CASH EQUIVALENTS                                        $        24,530     $        26,064
                                                                        ===============     ===============

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                  BAYLAKE CORP.

            NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

1. The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.'s 2005 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of June 30, 2006 and December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for the entire year.

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

                                                   Three months ended June 30,                     Six months ended June 30,
                                               -----------------------------------             -----------------------------------
                                                                         (Net income in thousands)
                                                  2006                     2005                    2006                  2005
                                               ----------             ------------             -----------            ------------
(NUMERATOR):

Net income                                     $    2,370             $      2,560             $     3,694            $      5,144
(DENOMINATOR):
Weighted average number of common shares
  outstanding-basic                             7,803,193                7,700,952               7,794,127               7,698,351
Dilutive effect of stock options                   50,450                   97,143                  51,745                  94,323
                                               ----------             ------------             -----------            ------------
Weighted average number of common shares
  outstanding-diluted                           7,853,643                7,798,095               7,845,872               7,792,674
BASIC EPS                                      $     0.30             $       0.33             $      0.47            $       0.67
DILUTED EPS                                    $     0.30             $       0.33             $      0.47            $       0.66

                                  BAYLAKE CORP.

4. Baylake Corp. declared a cash dividend of $0.16 per share paid on June 15, 2006 to shareholders of record as of June 1, 2006.

5. The Company has a non-qualified stock option plan, which is described more fully in the Company's December 31, 2005 Annual Report on Form 10-K. Beginning in 2006, the Company accounts for stock compensation expense under the provisions of FASB Statement No. 123R, "Accounting for Stock-Based Compensation" ("FAS 123R") on a modified prospective basis. FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This applies to awards granted, modified, or vesting in fiscal years beginning in 2006. Compensation cost is recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company may no longer issue stock options under the current plan and thus there will be no further grants thereunder. Existing options that will vest after the adoption date are expected to result in an immaterial amount of compensation expense during 2006 through 2008. For the first six months of 2006, the amount of compensation expense reflected in the financial statements is $26,000, including $13,000 in the second quarter of 2006. As a matter of comparing the three and six months ended June 30, 2006 with the same period in 2005, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation for periods prior to January 1, 2006.

                                                                    Three months ended June            Six months ended June 30,
                                                                            30, 2005                               2005
                                                                    -----------------------            -------------------------
                                                                               (In thousands, except per share amounts)
                                                                    ------------------------------------------------------------
Net income, as reported                                                      $ 2,560                            $ 5,144
Less:  Total stock-based employee compensation cost determined
   under the fair value method, net of income taxes                              (15)                               (29)
                                                                             -------                            -------
Pro forma net income                                                           2,545                              5,115
Earnings per share:
Basic - as reported                                                          $  0.33                            $  0.67
Basic - pro forma                                                            $  0.33                            $  0.66
Diluted - as reported                                                        $  0.33                            $  0.66
Diluted - pro forma                                                          $  0.33                            $  0.66

      The fair value of each option granted was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

                                 BAYLAKE CORP.

      A summary of the Company's stock-based compensation activity for the six months ended June 30, 2006, is presented below.

                                                                       Weighted
                                                                       average
                                                        Weighted      remaining         Aggregate
                                                        average       contractual    intrinsic value
Stock options                            Shares     exercise price       term            (000's)
------------------------------------    --------    --------------    -----------    ---------------
Outstanding at December 31, 2005         486,869    $        13.95
Granted                                        -                 -
Exercised                                 22,700              9.27
Forfeited                                      -                 -
Outstanding at June 30, 2006             464,169             14.18
Outstanding and in the money options
  at June 30, 2006                       404,169             12.57        3.1        $         1,366

Options exercisable and in the money
  at June 30, 2006                       367,788             12.47        3.1        $         1,280

      During the first six months of 2006, $210,000 was received for the exercise of 22,700 stock options.

6. The Company redeemed on March 31, 2006 all of its 10.00% Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and its 10.00% Common Securities (the "Trust Common Securities") at a redemption price equal to the $10.00 liquidation amount of each security plus all accrued and unpaid interest per security to March 31, 2006, the redemption date, through Baylake Capital Trust I (the "Trust").

      The Trust took such action in connection with the concurrent redemption by Baylake Corp. of all of its $16.6 million 10.00% debentures due March 31, 2031 (the "Debentures") which are held exclusively by the Trust. The Debentures were redeemed on March 31, 2006 at a redemption price equal to the principal outstanding of the Debentures plus interest accrued on the Debentures up to March 31, 2006. In connection with the redemption of the Debentures, the Company expensed during the first quarter $475,015, pre-tax, of unamortized origination cost associated with the Debentures.

      The Company funded the redemption through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities that will adjust quarterly at a rate equal to 1.35% over the three-month LIBOR. The rates for the second and third quarters, respectively, are 6.31% and 6.85%, respectively. There were no debt issuance costs associated with this most recent issuance.

7. Effect of Newly Issued But Not Yet Effective Accounting Standards: In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting

                                  BAYLAKE CORP.

      Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, " ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the Amortization method or the Fair Value Measurement Method for subsequently measuring each class of separately recognized servicing assets or servicing liabilities. Under the amortization method, servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or loss and servicing assets or servicing liabilities are assessed for impairment based on fair value at each reporting date with the changes in fair value recognized in earnings in the period in which the changes occur. SFAS 156 is effective for fiscal years beginning after September 15, 2006, and earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements for any period of that fiscal year. Total servicing rights as of June 30, 2006, include $510,000 of mortgage servicing rights and $749,000 of servicing rights on SBA loans. The Company will adopt SFAS 156 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

      In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" - an interpretation of FASB No. 109" (FIN
      48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

8. The Bank owns a 49% interest in United Financial Services, Inc. ("UFS") a data processing service. The Bank's ownership interest totals $3.1 million and $2.7 million, respectively, at June 30, 2006 and 2005, respectively, and is reflected in the Other Assets in the "Consolidated Balance Sheets". In addition to the ownership interest, UFS and the Company have a common member on each respective Board of Directors. The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, an amendment to an earlier agreement dated September 11, 1991 for employment was entered into with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price is $1,000 per share, less dividends or distributions to owners. Current book value for UFS is approximately $6,300 per share. Any exercise of the option will have an effect of reducing the Company's interest in UFS and decreasing other income as those options are exercised.

9. In its previous report, the Company indicated that one loan of about $8.1 million might be repaid upon sale of collateral real estate under an accepted full price offer to purchase, but that closing was subject to settlement of liens and claims against the property. However, despite negotiations, the lien claims were not resolved and the offer has been withdrawn. The Company then filed and has completed a foreclosure on a portion of the loans in the amount of $4.0 million. Upon withdrawal of the offer to purchase, the Company is initiating additional foreclosure proceedings on the remaining loans of about $4.1 million.

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

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and six months ended June 30, 2006 and 2005 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

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

Income tax expense may be affected by developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of the Bank located in the state of Nevada holds and manages various investment securities. Due to that fact that these subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions, the Department representatives have stated that the Department intends to revoke those rulings and tax some or all these subsidiaries' income, even though there has been no intervening change in the law. The Department also implemented a program in 2003 for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada; to date, the Company and its subsidiaries have not been audited on these matters. The Department did make contact with the Company's outside counsel in June 2006 with the intention of gathering various financial data from the Company. To this point, the Department has not provided counsel with any formal request. The Company will respond to the Department's request once a formal request is provided.

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

RESULTS OF OPERATIONS

The following table sets forth the Company's net income and related summary information for the three and six-months periods ended June 30, 2006 and 2005, as well as comparisons between the respective periods.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ in thousands, except per share data)

                                        Three months     Three months     Six months      Six months
                                        ended June,     ended June 30,  ended June 30,  ended June 30,
                                            2006             2005            2006            2005
                                        ------------    --------------  --------------  --------------
Net income, as reported                 $     2,370     $      2,560    $      3,694    $      5,144
EPS-basic, as reported                  $      0.30     $       0.33    $       0.47    $       0.67

EPS-diluted, as reported                $      0.30     $       0.33    $       0.47    $       0.66
Cash dividends declared                 $      0.16     $       0.15    $       0.32    $       0.30
Return on average assets, as reported          0.86%            0.94%           0.67%           0.96%
Return on average equity, as reported         12.12%           13.27%           9.47%          13.38%
Efficiency ratio, as reported (1)             67.21%           63.05%          72.46%          63.04%

(1) Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding investment securities gains, net

The decrease in net income for the three-month period is primarily due to decreased net interest income and an increase in non-interest expense. These were partially offset by an increase in other income, a decrease in the provision for loan losses and a decrease in income tax expense. The decrease in net income for the six-month period is primarily for the same reasons except that the provision for loan losses increased for the six-month period.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income on a tax-equivalent basis plus other non-interest income), accounting for 78.3% of total operating income for the three months ended June 30, 2006, as compared to 82.0% for the same period in 2005. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis for the three months ended June 30, 2006 decreased $255,000, or 2.8%, to $9.0 million from $9.2 million over the comparable period a year ago. The decrease results from a decrease in our net interest margin which resulted partially from an increase in interest foregone on non-accrual loans (due to an increase in the level of non-performing loans, which did not accrue interest), offset partially by an increase in average loans for the period. See "Balance Sheet-'"Non-Performing Loans, Potential Problem Loans and Other Real Estate" below. The decrease in net interest income for the period results from a decrease in net interest margin offset partially by increased loan levels. During the six months ended June 30, 2006, net interest income on a tax equivalent basis decreased $1.0 million, or 5.7%, to $17.1 million from $18.1 million for the comparable period in 2005. The decrease resulted for the same reasons as listed above, including the impact of approximately $592,000 in non-accrual interest foregone for the period. In addition, amortization expense of issuance costs related to the redemption of trust preferred securities (totaling $475,015 in the first quarter) affected results for the six months ended June 30, 2006. See "Balance Sheet Analysis-Long Term Debt" below.

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

The net interest margin for the second quarter of 2006 was 3.53%, down 14 basis points ("bps") from 3.67% for the comparable period in 2005. This comparable period decrease was attributable to a 22 bps decrease in interest rate spread (the net result of a 82 bps increase in the yield on earning assets more than offset by a 104 bps increase in the cost of interest-bearing liabilities). During the six months ended June 30, 2006, the net interest margin was 3.38% compared to 3.67% for the comparable period in 2005. Net interest margin decreased as a result of an increase in earning assets relative to interest-bearing liabilities and a 38 bps decrease in interest rate spread (the net result of a 86 bps increase in the yield on earning assets more than offset by a 124 bps increase in the cost of interest-bearing liabilities).

As the Federal Reserve Board ("FRB") has steadily increased short-term interest rates during the latter half of 2004 thru the second quarter of 2006 in an attempt to keep inflation in control, average interest rates were higher in 2006 than in 2005. Comparatively, the Federal Funds rate at June 30, 2006 was at 5.25% compared to 3.25% at June 30, 2005, while the average Federal Funds rate for the first six months of 2006 was 197 bps higher than for the same period in 2005. Financial institutions' competition for deposits has driven up the cost of funds and as a result, net interest margin decreased in the first six months of 2006. Net interest margin was affected by the impact of short-term rate changes and its affect on wholesale funding costs for the first six months of 2006.

For the three months ended June 30, 2006, average-earning assets increased $12.2 million, or 1.2%, when compared to the same period last year. The Company recorded an increase in average loans of $33.2 million, or 4.2%, for the second quarter of 2006 compared to the same period a year ago. For the six months ended June 30, 2006, average-earning assets increased $24.2 million, or 2.5%, when compared to the same period last year. The Company recorded an increase in average loans of $46.6 million, or 6.0%, for the first six months of 2006 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities, which further positively affected income in the period.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased for the quarter ended June 30, 2006 when compared to the same period a year ago. The interest rate spread decreased 21 bps to 3.15% at June 30, 2006 from 3.36% in the same quarter in 2005. While the average yield on earning assets increased 82 bps during the period, the average rate paid on interest-bearing liabilities increased 104 bps over the same period. For the six months ended June 30, 2006, the interest rate spread decreased 38 bps to 3.00% from 3.38% when compared to the same period a year earlier. The average yield on earning assets increased 86 bps to 6.85% from 5.99% during the six-month period, while the average rate paid on interest-bearing liabilities increased 124 bps. The increase in the rates paid on interest-bearing liabilities occurred as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank. We would expect that trend to continue in light of the recent Federal Reserve Board interest rate increases.

                                     TABLE 2
            NET INTEREST INCOME ANALYSIS ON A TAX - EQUIVALENT BASIS
                                ($ in thousands)

                           Three months ended June 30,

                                                                       2006                                 2005
                                                         -----------------------------------   -------------------------------
                                                                       Interest      Average                 Interest  Average
                                                           Average     income/        yield/     Average     income/   yield/
                                                           Balance     expense         Rate      Balance     expense    rate
                                                         -----------   --------      -------   -----------   --------  -------
ASSETS
Earning assets:
Loans, net                                               $   823,936   $ 15,501        7.53%   $   790,764   $ 13,024    6.59%
Taxable securities                                           145,043      1,570        4.33%       167,638      1,730    4.13%
Tax exempt securities                                         35,104        574        6.54%        43,477        739    6.80%
Federal funds sold and interest bearing due from banks        12,569        156        4.96%         2,541         16    2.52%
                                                         -----------   --------      ------    -----------   --------  ------
Total earning assets                                       1,016,652     17,801        7.00%     1,004,420     15,509    6.18%
                                                         -----------   --------      ------    -----------   --------  ------
Non-interest earning assets                                   84,408                                81,328
                                                         -----------                           -----------

Total assets                                             $ 1,101,060                           $ 1,085,748
                                                         -----------                           -----------

LIABILITIES AND STOCKHOLDERS'EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits                              775,806      7,090        3.66%       723,435      4,494    2.48%

Short-term borrowings                                          6,394         78        4.88%        37,798        310    3.28%
Customer repurchase agreements                                 1,086         11        4.05%         1,170          8    2.74%
Federal Home Loan Bank advances                              118,534      1,399        4.72%       115,262      1,014    3.52%
Subordinated debentures                                       16,100        257        6.39%        16,100        462   11.48%
                                                         -----------   --------      ------    -----------   --------  ------
Total interest-bearing liabilities                       $   917,920      8,835        3.85%   $   893,765   $  6,288    2.81%
                                                         -----------   --------      ------    -----------   --------  ------
Demand deposits                                               92,205                               105,922
Accrued expenses and other liabilities                        12,696                                 8,891
Stockholders' equity                                          78,239                                77,170
                                                         -----------                           -----------

Total liabilities and stockholders' equity               $ 1,101,060                           $ 1,085,748
                                                         -----------                           -----------
Interest rate spread                                                   $  8,966        3.15%                 $  9,221    3.36%
Net interest margin                                                                    3.53%                             3.67%
                                                                                     ------                            ------

                                     TABLE 3
            NET INTEREST INCOME ANALYSIS ON A TAX - EQUIVALENT BASIS
                                ($ in thousands)

                            Six months ended June 30,

                                                           2006                             2005
                                            --------------------------------   -------------------------------
                                                          Interest   Average                 Interest  Average
                                              Average      income/    yield/     Average     income/   yield/
                                              Balance      Expense     Rate      Balance     expense    Rate
                                            -----------   --------   -------   -----------   --------  -------
ASSETS
Earning assets:
Loans, net                                  $   824,989   $ 30,249     7.33%   $   778,416   $ 24,780    6.37%
Taxable securities                              145,745      3,141     4.31%       168,524      3,458    4.10%
Tax exempt securities                            33,955      1,117     6.58%        39,360      1,351    6.86%
Federal funds sold and interest bearing
  due from banks                                  8,760        207     4.73%         2,911         33    2.27%
                                            -----------   --------   ------    -----------   --------  ------
Total earning assets                          1,013,449     34,714     6.85%       989,211     29,622    5.99%
                                            -----------   --------   ------    -----------   --------  ------
Non-interest earning assets                      83,374                             78,963
                                            -----------                        -----------

Total assets                                $ 1,096,823                        $ 1,068,174
                                            -----------                        -----------

LIABILITIES AND STOCKHOLDERS'EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits                 765,228     13,432     3.51%       722,533      8,321    2.30%

Short-term borrowings                             9,720        241     4.96%        30,527        475    3.11%
Customer repurchase agreements                    1,214         23     3.79%         1,354         16    2.36%

Federal Home Loan Bank advances                 121,537      2,761     4.54%       108,643      1,751    3.22%
Subordinated debentures                          16,456      1,146    13.93%        16,100        923   11.47%
                                            -----------   --------   ------    -----------   --------  ------
Total interest-bearing liabilities          $   914,155   $ 17,603     3.85%   $   879,157   $ 11,486    2.61%
                                            -----------   --------   ------    -----------   --------  ------
Demand deposits                                  92,730                            103,979
Accrued expenses and other liabilities           11,922                              8,132
Stockholders' equity                             78,016                             76,906
                                            -----------                        -----------

Total liabilities and stockholders' equity  $ 1,096,823                        $ 1,068,174

Interest rate spread                                      $ 17,111     3.00%                 $ 18,136    3.38%
Net interest margin                                                    3.38%                             3.67%
                                                                     ------                            ------

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.4% and 92.6%, respectively, for the first six months of 2006 and 2005, respectively.

Provision for Loan Losses

The provision for loan losses ("PFLL") is the cost of providing an allowance for probable incurred losses. As previously discussed, the allowance consists of specific and general components. The Company's internal risk system is used to identify loans that meet the criteria as being "impaired" under the definition of SFAS 114. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. These identified loans for potential impairment are assigned a loss allocation based upon that analysis. The general component covers non-classified and is based on historical loss experience adjusted for current factors. These current factors include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's evaluation of loan quality, general economic factors and collateral values.

As a result of this process, the PFLL for the first six months of 2006 was $261,000 as compared to a PFLL of $121,000 for the first six months in 2005. The calculation of the amount took into account overall asset quality in the loan portfolio during the period, including the substantial increase in non-performing assets. Net loan charge-offs in the first six months of 2006 were $387,000 compared with net charge-offs of $1.0 million for the same period in 2005. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.09% for the first six months of 2006 compared to 0.26% for the same period in 2005. For the six months ended June 30, 2006, non-performing loans increased $21.7 million; see below for further information.

                                     TABLE 4
                            ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                                                 For the six      For the six
                                                 months ended    months ended
                                                June 30, 2006    June 30, 2005
                                                -------------    -------------
Allowance for Loan Losses ("ALL)

Balance at beginning of period                  $       9,551    $      10,445
Provision for loan losses                                 261              121
Charge-offs                                               782            1,235
Recoveries                                                395              233
Balance at end of period                        $       9,425    $       9,564

Net charge-offs ("NCOs:)                        $         387    $       1,002

As described more fully in Table 8 below, non-accrual loans increased significantly during the period from December 31, 2005. However, despite the increase in non-accrual loans during the six months ended June 30, 2006, the required allocation of the allowance for these loans only increased $102,000, as these loans had previously been assessed for impairment under the requirements of SFAS 114. The amount of non-performing loans increased substantially during the six-month period ended June 2006. The provision did not increase as significantly because of management's belief and expectations that collateral values on these loans and other factors will likely ultimately minimize any related loss (although there can be no assurances).

See "Balance Sheet Analysis - Non-Performing Loans, Potential Problem Loans and Other Real Estate" below. In addition, the reduction in net charge-offs for the six months ended June 30, 2006 were factors in the determination of a provision of $261,000 for the first six months of 2006.

Management believes that the current provision conforms to the Company's loan loss reserve policy and is adequate in view of the present condition of the Company's loan portfolio. However, a decline in the quality of our loan portfolio, as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the allowance. Also, negative developments relating to our non-performing loans, including diminution of value of the collateral or increased costs of collection, could affect the adequacy of the allowance. If there are significant charge-offs against the allowance, or we otherwise determine that the allowance is inadequate, we will need to make higher provisions in the future which would negatively affect our earnings taken. See "Risk Management and the Allowance for Loan Losses" and "Non-Performing Loans, Potential Problem Loans and Other Real Estate" below for more information related to non-performing loans.

NON-INTEREST INCOME

Total non-interest income increased $455,000, or 22.5% to $2.5 million for the second quarter of 2006 when compared to the second quarter of 2005. For the six months ended June 30, 2006, total non-interest income was $4.7 million, an increase of $430,000, or 10.0%, when compared to the same period in 2005. The non-interest income to average assets ratio was 0.90% for the three months ended June 30, 2006 compared to 0.75% for the same period in 2005. For the six months ended June 30, 2006, the non-interest income to average assets ratio was 0.86% compared to

0.80% for the same period in 2005. The increase in non-interest income for the three-month and six-month periods is due primarily to increases in net gains from sales and disposals of premises and equipment of $185,000 in 2006 compared to net losses of $151,000 for the same period in 2005.

Table 5 reflects the various components of non-interest income for the comparable quarters.

                                     TABLE 5
                               NON-INTEREST INCOME
                                ($ in thousands)

                                               Second   Second
                                              quarter   quarter   Percent     YTD      YTD      Percent
                                                2006     2005      change     2006     2005      change
                                              -------   -------   --------   ------   ------    --------
Fees from fiduciary services                  $   240   $   184     30.4%    $  541   $  363      49.0%
Fees from loan servicing                          275       288     (4.5%)      535      571     (6.1%)
Service charges on deposit accounts               851       845      0.7%     1,645    1,570       4.8%
Other fee income                                  165       163      1.2%       330      350      (5.7%)
Financial services income                         230       177     29.9%       410      363      12.9%
Gains from sales of loans                         209       177     18.1%       410      385       6.5%
Net gains (loss) from sale and disposal of
  premises and equipment                          185      (151)      NM        185     (151)       NM
Increase in cash surrender value of
  life insurance                                  175       190    (7.9%)       401      417      (3.8%)
Death benefits realized                            23         -       NM         23        -        NM
Gain on sale of bank assets                         -        21       NM          -      200        NM
Other income                                      128       132     (3.0%)      239      221       8.1%
                                              -------   -------   ------     ------   ------    ------

Total Other Income                            $ 2,481   $ 2,026     22.5%    $4,719   $4,289      10.0%

Service charges on deposit accounts increased $75,000 for the six-month period ended June 30, 2006 due in part to the implementation of new product offerings such as High Performance Checking ("HPC") and other price increases implemented during the latter part of 2005.

In the first six months of 2006, gains from sales of loans totaling $410,000 were similar to the $385,000 recorded in the first six months of 2005. During the first six months of 2006, secondary mortgage loan activity increased although gains from sale of these loans did not increase in the same proportion as a result of a change in the mix of commercial/mortgage loans sold, tighter spreads and competitive pressures with respect to pricing. Although interest rates have increased over the six-month period, the Company has not seen a decrease in the number of loan applications. Secondary loan production increased $12.7 million between the comparable six-month periods ($21.3 million in the first six months of 2006 versus $8.6 million in the first six months of 2005). The increase in loan production was driven primarily by secondary mortgage and commercial loan production (loan production to be sold to the secondary market) and resulting sales.

For the three-month and six-month periods ended June 30, 2006, net gains (loss) from the sale of bank premises and equipment were related to non-recurring gains of $188,000 on the sale of bank land located in the Green Bay market area. The net loss on disposal of bank premises of $151,000 for the same time period in 2005 related to the sale of two buildings and land formerly used as branch offices.

For the three-month and six-month periods ended June 30, 2006 compared to the same period in 2005, the decrease in gain on sale of bank assets was related to a gain on sale of stock of $200,000 ($21,000 recognized in the second quarter of 2005) in connection with a third party acquisition of Pulse (an ATM operator/provider) in which the Bank held an ownership interest.

Non-Interest Expense

Non-interest expense increased $602,000 or 8.5%, to $7.7 million for the three months ended June 30, 2006 compared to the same period in 2005. For the six months ended June 30, 2006, total non-interest expense increased $1.7 million or 11.9%, to $15.8 million compared to the same period in 2005. The non-interest expense to average assets ratio was 2.79% for the three months ended June 30, 2006 compared to 2.61% for the same period in 2005. For the six months ended June 30, 2006, the non-interest expense ratio to average assets was 2.88% compared to 2.65% for the same period in 2005.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expenses to average assets ratio was 1.89% for the three months ended June 30, 2006 compared to 1.87% for the same period in 2005. For the six months ended June 30, 2006, the net overhead expenses to average assets ratio was 2.02% compared to 1.84% for the same period in 2005. The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income. The efficiency ratio for the three months ended June 30, 2006 was 67.21% compared to 63.05% for the same period in 2005. For the six months ended June 30, 2006, the efficiency ratio was 72.46% compared to 63.04% for the same period in 2005.

                                     TABLE 6
                              NON-INTEREST EXPENSE
                                ($ in thousands)

                                                Second     Second
                                               quarter    quarter     Percent       YTD       YTD      Percent
                                                 2006       2005      change       2006       2005      change
                                               --------   --------   --------    --------   --------   --------
Salaries and employee benefits                 $  4,525   $  4,329       4.5%    $  9,517   $  8,857       7.5%
Occupancy                                           585        602      (2.8%)      1,164      1,138       2.3%
Equipment                                           445        340      30.9%         840        647      29.8%

Data processing and courier                         315        298       5.7%         615        576       6.8%
Operation of other real estate owned                 74         81      (8.6%)        117        129      (9.3%)
Business development and advertising                243        284     (14.4%)        477        488      (2.3%)
Charitable contributions                             30         55     (45.5%)        106        147     (27.9%)
Stationary and supplies                             158        155       1.9%         262        267      (1.9%)
Director fees                                       152        110      38.2%         271        192      41.1%
FDIC                                                 26         29     (10.3%)         53         56      (5.4%)
Mortgage servicing rights amortization               41         54     (24.1%)         96        116     (17.2%)
Legal and professional                               45        128     (64.8%)        250        304     (17.8%)
Loan and collection                                 263        101     160.4%         307        154      99.4%
Other operating                                     791        525      50.7%       1,742      1,065      63.6%
                                               --------   --------   -------     --------   --------   -------

Total non-interest expense                     $  7,693   $  7,091       8.5%    $ 15,817   $ 14,136      11.9%

Salaries and employee benefits showed an increase of $196,000, or 4.5%, to $4.5 million for the second quarter of 2006 compared to the same period in 2005. The number of full-time equivalent employees was 326 as of June 30, 2006 compared to 308 at June 30, 2005, primarily the result of additional staffing for the remodeled downtown Green Bay branch opened in June 2005. For the three months ended June 30, 2006, salary-related expenses increased $386,000, or 13.3%, due principally to merit increases between the years and related staff increases. For the six months ended June 30, 2006, salary-related expenses increased $755,000, or 13.2% compared to the same period in 2005 for the reasons listed previously. In the first quarter of 2005, the Company implemented the Baylake Bank Supplemental Executive Retirement Plan ("Plan"), which is intended to provide certain management and highly compensated employees of the Bank who have contributed, and are expected to continue to contribute, to the Bank's success by providing for deferred compensation in addition to that available under the Bank's other retirement programs. It amounted to approximately $45,000 in expenses related to the Plan in the second quarter of 2006 compared to $94,000 in the second quarter of 2005 and $380,000 for the six months ended June 30, 2006 compared to $398,000 for the same period a year earlier. The fluctuation in Plan expenses are driven from the timing of determining the discretionary contribution in addition to the change in market prices on a periodic basis. Benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for the balance of 2006. Bonus expense decreased $92,000 to $166,000 for the second quarter of 2006 ($167,000 decrease to $317,000 for the first six months of 2006), as various income-related goals were not met during the period. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue in future years.

Occupancy and equipment expense, collectively, increased $88,000, or 9.3%, to $1.0 million for the second quarter of 2006 compared to the same period in 2005. For the six months ended June 30, 2006, occupancy and equipment expense, collectively, increased $219,000, or 12.3%, to $2.0 million compared to the same period in 2005. The increase for both the three-month and six-month periods for 2006 were attributable to additional depreciation resulting from the downtown Green Bay branch as mentioned previously, costs related to various equipment upgrades and increased utility costs.

Expenses related to the operation of other real estate owned decreased $7,000 to $74,000 for the 2006 three-month period ended June 30 compared to the same period in 2005. For the six -- month period ended June 30, 2006, other real estate owned expenses decreased $12,000 to $117,000 compared to the same period in 2005. Included in these results for the six - month period ended June 30, 2006 were net gains taken on the sale of other real estate owned amounting to $53,000 compared to net losses of $29,000 for the same period in 2005. In addition, costs related to the holding of other real estate owned properties increased $70,000 to $170,000 for the six months ended June 30, 2006.

Loan and collection expense increased $162,000 to $263,000 for the three months ended June 30, 2006 compared to the same period in 2005. For the six months ended June 30, 2006, loan and collection expense increased $153,000 to $307,000 compared to the same period in 2005. $220,000 of the expense totaling $307,000 for the six months ended June 30, 2006 relates to legal and operating costs on two commercial loan credits, one of which is a non-performing loan and the other related to an impaired letter of credit for a commercial credit previously mentioned in filings from the third quarter of 2005. Both properties are listed for sale through an independent third party. Costs on these properties are expected to continue through the balance of 2006.

Other operating expense increased $266,000 for the three months ended June 30, 2006 and $677,000 to $1.7 million for the six-month period ended June 30, 2006 compared to the same periods in 2005. The increase was due in part to costs of $216,000 related to various employee recruitment and search expenses, including those costs related to the searches for a new bank president/chief operating officer and a market president. $184,000 of the increase was related to new product offering costs, including those for the HPC product introduced in the fourth quarter of 2005.

Income Taxes

Income tax expense for the Company for the three months ended June 30, 2006 was $1.0 million, a decrease of $130,000, or 11.1%, compared to the same period in 2005. For the six months ended June 30, 2006, income tax expense resulted in a decrease of $880,000 to $1.5 million compared to an income tax expense of $2.4 million for the same period in 2005. The lower tax expense for the three-month and six-month periods ended June 30 reflected the Company's decrease in income before income tax resulting in an increased proportion of non-taxable income to total income before income taxes.

The Company's effective tax rate (income tax expense divided by income before taxes) was 29.0% for the six months ended June 30, 2006 compared with 31.7% for the same period in 2005. The effective tax rate of 29.0% consisted of a federal effective tax rate of 23.7% and Wisconsin state effective tax rate of 5.3%. For the three and six-month periods ended June 30, 2006, taxable income decreased while tax-exempt interest income from municipal investments and income from BOLI increased proportionately, which caused the change in the effective tax rate.

 Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Company undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See "Critical Accounting Policies-Income Tax Accounting" above regarding Wisconsin tax matters which may affect our income tax expense in future periods.

BALANCE SHEET ANALYSIS

Loans

At June 30, 2006, total loans (including loans held for sale) increased $9.4 million, or 1.2%, to $821.7 million from $812.3 million at December 31, 2005. Growth in the Company's loan portfolio resulted primarily from an increase in real estate construction loans to $97.9 million at June 30, 2006 compared to $85.7 million at December 31, 2005. A decrease of $5.2 million or 1.1% occurred in the commercial real estate loan totals from December 31, 2005 to June 30, 2006 as a result of competitive pricing pressures and principal paydowns on several large commercial credits during the period. Growth in commercial real estate mortgages and commercial loans will continue to be the focus for the Company although the higher interest rate environment along with competitive pricing pressures will continue for the balance of 2006.

The following table reflects the composition (mix) of the loan portfolio:

                                     TABLE 7
                             LOAN PORTFOLIO ANALYSIS
                                ($ in thousands)

                                                      June 30,    December     Percent
                                                        2006      31, 2005     change
                                                      --------    --------     -------
Amount of loans by type
Real estate-mortgage
  Commercial                                          $462,726    $467,956      (1.1%)
  1-4 family residential
      First liens                                       92,173      90,946       1.3%
      Junior liens                                      25,088      23,470       6.9%
      Home equity                                       32,074      34,320      (6.5%)
Commercial, financial and agricultural                  82,854      80,260       3.2%
Real estate-construction                                97,872      85,729      14.2%
Installment
  Credit cards and related plans                         2,079       2,088      (0.4%)
  Other                                                 13,372      12,175       9.8%
  Obligations of states and political subdivisions      13,918      15,785     (11.8%)
Less: deferred origination fees, net of costs              452         433       4.4%
      Total                                           $821,704    $812,296       1.2%

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

As indicated in Table 4 above, the ALL at June 30, 2006 was $9.4 million compared with $9.6 million at the end of 2005. This was based on management's analysis of the loan portfolio risk at June 30, 2006. As such a provision expense of $261,000 was recorded for the six months ended June 30, 2006. The quarter to date provision has increased by $140,000 compared to the same period in 2005, as discussed previously.

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

While there exists probable asset quality problems in the loan portfolio, in view of collateral values, management believes sufficient reserves have been provided in the ALL to absorb probable incurred losses in the loan portfolio at June 30, 2006. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collection.

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

                                     TABLE 8
                              NON-PERFORMING ASSETS
                                ($ in thousands)

                                              At or for the        At or for the        At or for the
                                            period ended June    period ended June      period ended
                                                30, 2006            30, 2005          December 31, 2005
                                            -----------------    -----------------    -----------------
Nonperforming Assets:
Nonaccrual loans                                $   28,677         $    7,907             $    6,942
Accruing loans past due 90 days or more                  0                  0                      0
                                                ----------         ----------             ----------

Total nonperforming loans ("NPLs")              $   28,677         $    7,907             $    6,942
Other real estate owned                              1,374              2,096                  3,333
                                                ----------         ----------             ----------

Total nonperforming assets ("NPAs")             $   30,051         $   10,003             $   10,275
Ratios:
ALL to NCO's (annualized)                            12.18               4.77                   2.32
NCO's to average loans (annualized)                   0.09%              0.26%                  0.52%
ALL to total loans                                    1.15%              1.20%                  1.18%
NPL's to total loans                                  3.49%              0.99%                  0.85%
NPA's to total assets                                 2.72%              0.91%                  0.94%
ALL to NPL's                                         32.87%            120.96%                137.58%

As indicated in Table 8, non-performing loans at June 30, 2006 were $28.7 million compared to $6.9 million at December 31, 2005. Real estate non-accrual loans accounted for $28.1 million of the total, of which $2.6 million was residential real estate, $5.3 million was real estate construction and $20.2 million was commercial real estate. Commercial and industrial non-accrual loans totaled $479,000.

Non-accrual loans increased during the six months ended June 30, 2006 by $21.7 million. The increase is primarily attributable to six commercial loans totaling $21.3 million for businesses that are experiencing difficulties in sales, cash flow, fiscal operations, and/or general management issues. Of these, two loans totaling $2.7 million are commercial real estate development loans, two loans totaling $11.4 million are recreational real estate golf properties; one loan totaling $2.9 million is a hotel facility and one loan totaling $4.3 million is a retail shopping mall.

Each of these six non-performing loans is secured primarily by commercial or residential real estate, and secondarily, by personal guarantees from principals of the respective borrowers. The Company has initiated or is in the process of initiating foreclosure actions on three of these loans involving $8.3 million and it anticipates protracted litigation of at least twelve months in duration in each case. Management has allocated $911,000 in the ALL on the basis of a SFAS 114 analysis for any loss estimated with respect to these loans. One loan, totaling $8.1 million has been partially foreclosed for an amount of $4.0 million and an additional foreclosure is being initiated on the remaining $4.1 million. Two loans totaling $4.9 million are subject to voluntary liquidation plans that propose to sell underlying real estate assets in amounts sufficient to repay the outstanding loan balances.

Current impairments have been established for each of these credits and the Company does not anticipate any further loss at this time, in part due to expected collateral values.

As a result the ratio of non-performing loans to total loans at June 30, 2006 was 3.49% compared to 0.85% at end of year 2005. The Company's ALL was 32.9% of total non-performing loans at June 30, 2006 compared to 137.6% at end of year 2005.

Non-performing assets (non-performing loans plus other real estate owned assets) at June 30, 2006 were $30.1 million compared to $10.3 million at December 31, 2005. Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of ten commercial properties totaling $1.4 million. Other real estate owned at December 31, 2005 totaled $3.3 million and consisted of seventeen properties.

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, an increase in its earning potential.

At June 30, 2006, the investment portfolio (which includes investment securities available for sale) increased $12.3 million, or 7.2%, to $184.0 million from $171.6 million at December 31, 2005. At June 30, 2006, the investment portfolio represented 16.7% of total assets compared with 15.8% at December 31, 2005.

Securities available for sale consist of the following:

                                     TABLE 9
                          INVESTMENT SECURITY ANALYSIS
                                At June 30, 2006
                                ($ in thousands)

                                                         Gross        Gross
                                                       Unrealized   Unrealized
                                                         Gains         Losses    Fair Value
                                                       ----------   ----------   ----------
Securities available for sale
Obligations of U.S. Treasury & other U.S. agencies           24        2,144       60,170
Mortgage-backed securities                                    0        2,813       80,059
Obligations of states & political subdivisions              239          659       39,552
Private placement                                            18            0        1,015
Other securities                                              0            0        3,159
                                                       --------     --------     --------

Total securities available for sale                    $    281     $  5,616     $183,955

                              At December 31, 2005
                                ($ in thousands)

                                                        Gross        Gross
                                                      Unrealized   Unrealized
                                                        Gains        Losses      Fair Value
                                                       ----------   ----------   ----------
Securities available for sale
Obligations of U.S. Treasury & other U.S. Agencies     $    179     $  1,153     $ 59,819
Mortgage-backed securities                                    2        2,015       72,531
Obligations of states & political subdivisions              407          269       33,827
Private placement                                            44            0        1,040
Other securities                                              0            0        4,421
                                                       --------     --------     --------

Total investment securities                            $    632     $  3,437     $171,638

The increases in unrealized losses are related principally to changes in interest rates. As the Company has the ability to hold these securities for the foreseeable future, no declines were deemed to be other than temporary.

Deposits

Total deposits at June 30, 2006 increased $14.3 million, or 1.7%, to $871.0 million from $856.7 million at December 31, 2005. Non-interest bearing deposits at June 30, 2006 decreased $8.3 million, or 7.5%, to $102.4 million from $110.6 million at December 31, 2005. Interest-bearing deposits at June 30, 2006 increased $22.6 million, or 3.0%, to $768.7 million from $746.1 million at December 31, 2005. Brokered CD's and other brokered deposits totaled $155.7 million at June 30, 2006 compared to $155.1 million at December 31, 2005. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.

Emphasis has been, and will continue to be, placed on generating additional core deposits in the remainder of 2006 and 2007 through competitive pricing of deposit products and through the branch delivery systems that have already been established and a new branch in Green Bay that is planned to open in the third quarter of 2006. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2006 and in 2007 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Under that scenario, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.

Other Funding Sources

Federal funds purchased and securities under agreements to repurchase at June 30, 2006 increased $20.9 million to $22.2 million from $1.3 million at December 31, 2005. Federal funds purchased increased from no federal funds purchased at December 31, 2005 to $21.2 million at June 30, 2006, accounting for the majority of the increase. They have increased to fund the growth in the investment and loan portfolios which was coupled with slower growth in core deposits and a reduction in Federal Home Loan Bank Advances during the six-month period ended June 30, 2006.

Federal Home Loan Bank Advances totaled $105.2 million at June 30, 2006 compared to $125.2 million at December 31, 2005. Typically, borrowings increase in order to fund growth in the loan portfolio in periods when borrowings increase more rapidly than deposits. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

Long-term Debt

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust, formed by the Company. The aggregate principal amount of the debentures due 2031, to the trust is $16,597,940. These securities were redeemed on March 31, 2006.

The redemption of these securities were funded through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities, and underlying debt securities, that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. The rate on this financing for the second quarter was 6.31% and will be 6.85% for the third quarter of 2006 compared to a fixed rate of 10% for the trust preferred securities issued under Baylake Capital Trust I. This lower interest rate has provided interest savings in the second quarter of 2006 and thereafter depending upon the changes in the interest rate environment. Management believes that this new financing should provide a better match for the overall interest rate sensitivity position of the Company going forward.

For additional details, please make reference to the Consolidated Financial Statements and the accompanying footnotes on the Company's Form 10-Q for the period ended June 30, 2006.

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

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

                                    TABLE 10
                           LENDING RELATED COMMITMENTS
                                ($ in thousands)

                                                                    June 30, 2006   December 31, 2005
                                                                    -------------   -----------------
Commitments to fund home equity line loans                            $  48,370        $    45,435
Commitments to fund residential real estate construction loans            2,917              3,409
Commitments unused on various other lines of credit loans               154,899            164,112
                                                                      ---------        -----------
Total commitments to extend credit                                    $ 206,186        $   212,956
Financial standby letters of credit                                   $  21,713        $    22,160

The following table summarizes the Company's significant contractual obligations and commitments at June 30, 2006:

                                    TABLE 11
                             CONTRACTUAL OBLIGATIONS
                                ($ in thousands)

                                                     WITHIN 1 YEAR   1-3 YEARS   3-5 YEARS   AFTER 5 YEARS     TOTAL
                                                     -------------   ---------   ---------   -------------   ---------

Certificates of deposit and other time deposit
  obligations                                         $  255,649     $ 140,947   $   4,437    $       61     $ 401,094
Federal funds purchased and repurchase agreements         22,194     $       0   $       0    $        0        22,194
Federal Home Loan Bank advances                           70,000        10,081         101        25,000       105,182
Construction of branch facility                              288             0           0             0           288
Subordinated debentures                                        0             0           0        16,100        16,100
Operating leases                                              41             7           0             0            48
                                                      ----------     ---------   ---------    ----------     ---------
Total                                                 $  348,172     $ 151,035   $   4,538    $   41,161     $ 544,906

LIQUIDITY

Liquidity management refers to the ability of the Company to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. The Company and the Bank have different liquidity considerations.

The Company's primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders. Dividends received from Bank totaled $2.5 million for the first six months of 2006 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $3.7 million in the first six months of 2006.

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

Maturing investments have been a primary source of liquidity at the Bank. For the six months ended June 30, 2006, principal payments totaling $10.3 million were received on investments. The Company purchased $25.2 million in investments in the first six months of 2006. This resulted in net cash of $14.9 million used in investing activities for the first six months of 2006. At June 30, 2006 the investment portfolio contained $140.3 million of U.S. Treasury and federal agency backed securities representing 76.2% of the total investment portfolio. These securities tend to be highly marketable.

Deposit growth is typically another source of liquidity for the Bank in the latter half of each year, although deposits typically shrink in the first half resulting in a use of cash. The seasonal pattern results from the tourism-oriented businesses in our market area. As a financing activity reflected in the June 30, 2006 Consolidated Statements of Cash Flows, deposits increased and resulted in $14.3 million of cash flow during the first six months of 2006. The Company's overall deposit base increased 1.7% for the six months ended June 30, 2006. Deposit growth is generally the most stable source of liquidity for the Bank, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. The Company's reliance on these deposits remained constant during the six-month period. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $245.2 million, or 29.8%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short-term borrowings at June 30, 2006, federal funds purchased and securities sold under agreements to repurchase totaled $22.2 million compared to $1.3 million at the end of 2005. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or long-term, are another source of funds. They total $105.2 million at June 30, 2006 and $125.2 million at December 31, 2005.

The Bank's liquidity resources were sufficient in the first six months of 2006 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first six months of 2006, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, the Bank may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Capital Resources

Stockholders' equity at June 30, 2006 and December 31, 2005, respectively, was $78.4 million and $78.5 million, respectively. In total, stockholders' equity decreased $119,000 or 0.2%. The decrease in stockholders' equity in 2006 was primarily composed of the change in accumulated other comprehensive loss (as a result of unrealized losses on available for sale securities) and the payment of dividends, almost completely offset by net income and proceeds from the exercise of stock options. The change in unrealized losses on available for sale securities amounted to $1.6 million (net of tax) for the first six months of 2006; this change resulted from the effects of the increasing interest rate environment. Total dividends paid increased to $3.7 million in the six-month period from $3.5 million in 2005, primarily as a result of an increase in the per share dividends rate to $0.32 from $0.30. Stockholders' equity to assets at June 30, 2006 was 7.10% compared to 7.21% at the end of 2005.

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

The redemption of these securities were funded through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities issued under the name Baylake Capital Trust II ("Trust II") that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. The initial rate on this financing for the second quarter was 6.31% and will be 6.85% for the third quarter. This lower rate will provide savings beginning in the second quarter of 2006 and management believes that the new financing should provide a better match for the overall interest rate sensitivity position of the Company going forward. For banking regulatory purposes, these securities are considered Tier 1 capital.

Cash dividends declared in the first six months of 2006 were $0.32 per share compared with $0.30 in 2005. The Company provided a 6.7% increase in normal dividends per share in 2006 over 2005 as a result of earnings for 2006. Total funds utilized in the payment of dividends were $3.7 million in the first six months of 2006, as compared to $3.5 million in the corresponding period of 2005.

On June 5, 2006, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 300,000 shares, representing approximately 3.8% of the Company's common stock in a timeframe not to exceed June 30, 2007. Although the Company may not repurchase all 300,000 within the allotted time period, the program will allow the Company to repurchase its shares as opportunities arise at prevailing market prices in open market or privately negotiated transactions. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased none of its common shares in the first six months of 2006.

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

At June 30, 2006 and December 31, 2005, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of June 30, 2006 and December 31, 2005:

                                    TABLE 12
                                 CAPITAL RATIOS
                                ($ in thousands)

                                                                                          Required To Be
                                                                                         Well Capitalized
                                                                   Required For            under Prompt
                                                                Capital Adequacy         Corrective Action
                                              Actual                Purposes                Provisions
                                        -----------------       ------------------       -----------------
                                        Amount      Ratio       Amount       Ratio       Amount      Ratio
                                        -------     -----       -------      -----       ------      -----
As of June 30, 2006
  Total Capital (to
  Risk Weighted Assets)
    Company                             101,295     10.82%       74,872       8.00%         N/A        N/A
    Bank                                 99,190     10.60%       74,836       8.00%      93,545      10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                              91,870      9.82%       37,436       4.00%         N/A        N/A
    Bank                                 89,765      9.60%       37,418       4.00%      56,127       6.00%
  Tier 1 Capital (to
  Average Assets)
    Company                              91,870      8.39%       43,799       4.00%         N/A        N/A
    Bank                                 89,765      8.20%       43.799       4.00%      54,749       5.00%
As of December 31, 2005
  Total Capital (to
  Risk Weighted Assets)
    Company                              99,882     10.73%       74,472       8.00%         N/A        N/A
    Bank                                 97,327     10.51%       74,404       8.00%      93,005      10.00%
  Tier 1 Capital (to
  Risk Weighted Assets)
    Company                              90,332      9.70%       37,236       4.00%         N/A        N/A
    Bank                                 87,778      9.44%       37,202       4.00%      55,803       6.00%
  Tier 1 Capital (to
  Average Assets)
    Company                              90,332      8.27%       43,692       4.00%         N/A        N/A
    Bank                                 87,778      8.11%       43,590       4.00%      54,488       5.00%

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

As of June 30, 2006, the Company was in compliance with its management policies with respect to interest rate risk with the exception that the effect of an immediate 200 basis point decrease in the prime rate over a one-year horizon would impact negatively net interest income by 11.1%. The Company's guidelines have internal limits of not more than a 10% change. The dollar change in net interest income exceeds the Company's internal limits by $440,000 for the period. The Company has noted the issue and the Company feels that other mitigating factors minimize that potential effect given the current rate environment. The Company has not experienced any material changes to its market risk position since December 31, 2005, as described in the Company's 2005 Form 10-K Annual Report.

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at June 30, 2006.

                                    TABLE 13
                              INTEREST SENSITIVITY
                                ($ in thousands)

               Change in Net Interest Income over One Year Horizon
---------------------------------------------------------------------------------
                            At June 30, 2006             At December 31, 2005
                       ---------------------------    ---------------------------
Change in levels of                     Percentage                     Percentage
interest rates         Dollar change      change      Dollar change      change
-------------------    -------------    ----------    -------------    ----------
+200 bp                  $   1,644          4.2%        $   2,572         6.8%
+100 bp                        438          1.1%            1,842         4.9%
Base                             0            0%                0           0%
-100 bp                     (2,021)       (5.2%)           (2,351)       (6.2%)
-200 bp                     (4,310)      (11.1%)           (4,905)      (13.0%)

As shown above, at June 30, 2006, the effect of an immediate 200 basis point increase in interest rates would increase the Company`s net interest income by $1.6 million or 4.2%. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by $4.3 million or 11.1%.

Changes in the mix of earning assets and interest - bearing liabilities decreased the Company's asset sensitivity during the past twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's disclosure controls and procedures to the Company required to be included in this quarterly report on Form 10-Q.

INTERNAL CONTROL OVER FINANCIAL REPORTING: There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls subsequent to the date of such evaluation with the exception of enhancements made during the six-month period ended June 30, 2006 to the calculation of the allowance for loan loss reserve. Such enhancement is explained in Item 2, Management's Discussion and Analysis found in the sections entitled "Provision for Loan Losses" and "Balance Sheet Analysis-Risk Management and the Allowance for Loan Losses" which discussions are incorporated by reference in this item.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a) The Company's Annual Meeting of Shareholders was held on June 5, 2006. b) Not applicable

      c) The only matter voted upon was the election of two directors for terms expiring in 2009. The results are as follows:

Election of directors      For      Against or withheld
---------------------   ---------   -------------------
Richard A. Braun        6,376,707        239,643
William C. Parsons      6,005,681        610,669

As a consequence of the Company's staggered board of directors, other directors remained in office. Directors continuing in office for terms expiring in 2007 are John W. Bunda, Roger G. Ferris, Thomas L. Herlache and Paul Jay Sturm. Directors continuing in office for terms expiring in 2008 are Robert W. Agnew, George Delveaux, Jr., Dee Geurts-Bengtson and Joseph Morgan. As previously disclosed on June 30, 2006, it was announced that Robert Cera would become a director effective August 21, 2006. His term will expire in 2009.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are furnished herewith:

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------------------------------------------------------
10.9             Baylake Bank Employment Agreement with Robert J. Cera

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

                                                         BAYLAKE CORP.
                                              ---------------------------------

Date:  August 3, 2006                    /s/   Thomas L. Herlache
                                        ----------------------------------------
                                               Thomas L. Herlache
                                                President (CEO)

Date: August 3, 2006                     /s/    Steven D. Jennerjohn
                                        ----------------------------------------
                                                Steven D. Jennerjohn
                                                   Treasurer (CFO)