Form 10-Q
period 2006-09-30
BAYLAKE CORP
filed 2006-11-09
CIK 275119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-8679

                                  BAYLAKE CORP.
             (Exact name of registrant as specified in its charter)

                Wisconsin
     (State or other jurisdiction of                             39-1268055
      incorporation or organization)                        (Identification No.)

217 North Fourth Avenue, Sturgeon Bay, WI                           54235
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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No  X
    ---    ---

                      Applicable Only to Corporate Issuers:

Number of outstanding shares of common stock as of November 3, 2006: 7,821,141 shares

                         BAYLAKE CORP. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I -  FINANCIAL INFORMATION
          Item 1. Financial Statements
          Consolidated Balance Sheets (Unaudited) as of
             September 30, 2006 and December 31, 2005                         3
          Consolidated Statements of Income and Comprehensive Income
             (Unaudited) for the three and nine months ended
             September 30, 2006 and 2005                                      4
          Consolidated Statements of Changes in Stockholders' Equity
             (Unaudited) for the nine months ended September 30, 2006
             and 2005                                                         5
          Consolidated Statements of Cash Flows (Unaudited) for the
             nine months ended September 30, 2006 and 2005                  6-7
          Notes to Consolidated Unaudited Financial Statements             8-13
          Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          14-38
          Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                  39-40
          Item 4. Controls and Procedures                                    40

PART II - OTHER INFORMATION                                                  40

EXHIBIT INDEX
          Signatures                                                         43
          Exhibit 31.1 Certification pursuant to Section 302                 44
          Exhibit 31.2 Certification pursuant to Section 302                 46
          Exhibit 32.1 Certification pursuant to 18 U.S.C.
             Section 1350                                                    48
          Exhibit 32.2 Certification pursuant to 18 U.S.C.
             Section 1350                                                    49

                                  BAYLAKE CORP.

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                    September 30, 2006 and December 31, 2005
                          (Dollar amounts in thousands)

                                                                      September 30,   December 31,
                                                                          2006            2005
                                                                      -------------   ------------
ASSETS
Cash and due from financial institutions                                $   21,767     $   32,855
Federal funds sold                                                             401            199
                                                                        ----------     ----------
   Cash and cash equivalents                                                22,168         33,054
Securities available for sale                                              188,097        171,638
Loans held for sale                                                          1,043            374
Loans, net of allowance after $8,220 and $9,551                            797,557        802,745
Cash value of life insurance                                                23,968         22,814
Premises held for sale                                                         673          1,167
Premises and equipment, net                                                 27,979         24,703
Federal Home Loan Bank stock                                                 7,266          8,081
Foreclosed assets, net                                                       3,158          3,333
Goodwill                                                                     5,723          5,723
Accrued interest receivable                                                  5,941          5,354
Other assets                                                                10,195         10,422
                                                                        ----------     ----------
   Total assets                                                         $1,093,768     $1,089,408
                                                                        ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest-bearing                                                 $  101,656     $  110,641
   Interest-bearing                                                        766,065        746,070
                                                                        ----------     ----------
      Total deposits                                                       867,721        856,711
Federal Home Loan Bank advances                                            115,180        125,185
Federal funds purchased and repurchase agreements                            1,595          1,315
Subordinated debentures                                                     16,100         16,100
Accrued expenses and other liabilities                                      12,462         10,310
Dividends payable                                                               --          1,243
                                                                        ----------     ----------
   Total liabilities                                                     1,013,058      1,010,864
Common stock, $5 par value, authorized 50,000,000; issued-
   7,899,197 shares in 2006, 7,805,586 shares in 2005; outstanding-
   7,807,184 shares in 2006, 7,782,427 shares in 2005                       39,496         39,028
Additional paid-in capital                                                  10,229          9,466
Retained earnings                                                           34,299         32,461
Treasury stock (92,013 shares in 2006 and 23,159 shares in 2005)            (1,726)          (625)
Accumulated other comprehensive loss                                        (1,588)        (1,786)
                                                                        ----------     ----------
   Total stockholders' equity                                               80,710         78,544
                                                                        ----------     ----------
      Total liabilities and stockholder equity                          $1,093,768     $1,089,408
                                                                        ==========     ==========

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                  BAYLAKE CORP.
     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
             Three and Nine Months ended September 30, 2006 and 2005
              (Dollar amounts in thousands, except per share data)

                                                            Three months ended Sept 30   Nine months ended Sept 30
                                                            --------------------------   -------------------------
                                                                 2006       2005               2006      2005
                                                                -------   -------            -------   -------
Interest and dividend income
   Loans, including fees                                        $15,905   $13,576            $45,987   $38,183
   Taxable securities                                             1,648     1,768              4,789     5,226
   Tax exempt securities                                            453       508              1,191     1,400
   Federal funds sold and other                                      88        33                295        66
                                                                -------   -------            -------   -------
      Total interest and dividend income                         18,094    15,885             52,262    44,875
                                                                -------   -------            -------   -------
Interest expense
   Deposits                                                       7,395     5,193             20,827    13,514
   Federal funds purchased and repurchase agreements                142       215                406       706
   Federal Home Loan Bank advances and other debt                 1,469     1,224              4,230     2,975
   Subordinated debentures                                          282       461              1,428     1,384
                                                                -------   -------            -------   -------
      Total interest expense                                      9,288     7,093             26,891    18,579
                                                                -------   -------            -------   -------
      NET INTEREST INCOME                                         8,806     8,792             25,371    26,296
Provision for loan losses                                           371     1,547                632     1,668
                                                                -------   -------            -------   -------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         8,435     7,245             24,739    24,628
                                                                -------   -------            -------   -------
Other income
   Fees from fiduciary activities                                   206       193                747       556
   Fees from loan servicing                                         295       292                830       863
   Fees for other services to customers                           1,344     1,260              3,729     3,543
   Gains from sales of loans                                        149       348                559       733
   Net gains  (loss) from sale and  disposal of premises
      and equipment                                                 103       (73)               288      (224)
   Increase in cash surrender value of life insurance               217       184                641       601
   Other income                                                     163       139                402       560
                                                                -------   -------            -------   -------
      Total other income                                          2,477     2,343              7,196     6,632
                                                                -------   -------            -------   -------
Non-interest expenses
   Salaries and employee benefits                                 5,066     4,213             14,583    13,070
   Occupancy expense                                                596       717              1,760     1,855
   Equipment expense                                                430       349              1,270       996
   Data processing and courier                                      324       285                939       861
   Operation of other real estate                                    86        87                203       216
   Provision for impairment of letter of credit                      27     1,846                 27     1,846
   Other operating expenses                                       1,797     1,446              5,361     4,235
                                                                -------   -------            -------   -------
      Total non-interest expenses                                 8,326     8,943             24,143    23,079
                                                                -------   -------            -------   -------
      INCOME BEFORE INCOME TAX EXPENSE                            2,586       645              7,792     8,181
Income tax expense (benefit)                                        703       (62)             2,215     2,330
                                                                -------   -------            -------   -------
NET INCOME                                                      $ 1,883   $   707            $ 5,577   $ 5,851
                                                                -------   -------            -------   -------
COMPREHENSIVE INCOME                                            $ 3,717   $   220            $ 5,775   $ 4,424
                                                                -------   -------            -------   -------
BASIC EARNINGS PER SHARE                                        $  0.24   $  0.09            $  0.72   $  0.76
DILUTED EARNINGS PER SHARE                                      $  0.24   $  0.09            $  0.71   $  0.75

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                  BAYLAKE CORP.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                         Nine months ended September 30,
        (Dollar amounts in thousands except for share and per share data)

                                                                                                           Accumulated
                                                         Common Stock     Additional                          Other
                                                      ------------------    Paid-in   Retained  Treasury  Comprehensive   Total
                                                        Shares    Amount    Capital   Earnings    Stock   Income (loss)   Equity
                                                      ---------  -------  ----------  --------  --------  -------------  -------
BALANCE, JANUARY 1, 2005                              7,692,777  $38,580    $ 8,806   $28,275   $  (625)     $ 1,169     $76,205
Net income for the year                                      --       --         --     5,851        --           --       5,851
Net changes in unrealized gain (loss) on securities
   available for sale, net of $(793) deferred taxes          --       --         --        --        --       (1,427)     (1,427)
                                                                                                                         -------
   Total comprehensive income                                                                                              4,424
Stock options exercised                                  72,950      364        299        --        --           --         663
Tax benefit from exercise of stock options                   --       --        243        --        --           --         243
Cash dividends declared ($0.45 per share)                    --       --         --    (3,473)       --           --      (3,473)
                                                      ---------  -------    -------   -------   -------      -------     -------
BALANCE, SEPTEMBER 30, 2005                           7,765,727  $38,944    $ 9,348   $30,653   $  (625)     $  (258)    $78,062
                                                      =========  =======    =======   =======   =======      =======     =======
BALANCE, JANUARY 1, 2006                              7,782,427  $39,028    $ 9,466   $32,461   $  (625)     $(1,786)    $78,544
Net income for the year                                      --       --         --     5,577        --           --       5,577
Net changes in unrealized gain (loss) on securities
   available for sale, net of $106 deferred taxes            --       --         --        --        --          198         198
                                                                                                                         -------
   Total comprehensive income                                                                                              5,775
Stock compensation expense recognized                        --       --         39        --        --           --          39
Stock options exercised                                  76,587      383        323        --        --           --         706
Common stock issued under Dividend Reinvestment Plan     17,024       85        183        --        --           --         268
Treasury stock repurchases                              (68,854)      --         --        --    (1,101)          --      (1,101)
Tax benefit from exercise of stock options                   --       --        218        --        --           --         218
Cash dividends declared ($0.48 per share)                    --       --         --    (3,739)       --           --      (3,739)
                                                      ---------  -------    -------   -------   -------      -------     -------
BALANCE, SEPTEMBER 30, 2006                           7,807,184  $39,496    $10,229   $34,299   $(1,726)     $(1,588)    $80,710
                                                      =========  =======    =======   =======   =======      =======     =======

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                  BAYLAKE CORP.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                  Nine months ended September 30, 2006 and 2005
                          (Dollar amounts in thousands)

                                                                       2006       2005
                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Reconciliation of net income to net cash provided by
   operating activities:
   Net income                                                        $  5,577   $  5,851
   Adjustments to reconcile net income to net cash
      provided to operating activities:
      Depreciation and amortization                                     1,209      1,353
      Amortization of debt issuance costs                                 475        177
      Amortization of core deposit intangible                              39         39
      Provision for losses on loans                                       632      1,668
      Provision for impairment on letter of credit                         27      1,846
      Net amortization of securities                                       95        457
      Increase in cash surrender value of life insurance                 (641)      (601)
      Federal Home Loan Bank stock dividend                                --       (309)
      Net gain on sale of loans                                          (559)      (733)
      Proceeds from sale of loans held for sale                        31,315     38,007
      Origination of loans held for sale                              (31,426)   (36,469)
      Provision for valuation allowance on other real estate owned         90         54
      Net (gain) loss from disposal of other real estate                  (76)        35
      Net (gain) loss from disposal of bank premises and equipment       (288)       224
      Stock option compensation expense recognized                         39         --

      Changes in assets and liabilities:
         Accrued interest receivable and other assets                    (947)      (956)
         Accrued expenses and other liabilities                         2,152        873
                                                                     --------   --------
            Net cash provided by operating activities                   7,713     11,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments on securities available-for-sale                    15,405     14,143
Purchase of securities available-for-sale                             (31,653)   (30,654)
Proceeds from sale of other real estate owned                           2,494        908
Proceeds from sale of premises and equipment                              690        316
Loan originations and payments, net                                     2,231    (35,141)
Proceeds from redemption of FHLB Stock                                    815         --
Additions to premises and equipment                                    (4,392)    (5,415)
Investment in bank-owned life insurance                                  (583)      (469)
                                                                     --------   --------
   Net cash used in investing activities                              (14,993)   (56,312)

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                  BAYLAKE CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2006 and 2005
                          (Dollar amounts in thousands)

                                                            2006       2005
                                                         ---------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                   $  11,010   $22,083
Net change in federal funds purchased and
   repurchase agreements                                       280       622
Proceeds from Federal Home Loan Bank advances              100,000    25,000
Repayments on Federal Home Loan Bank advances             (110,005)       (5)
Redemption of subordinated debt                            (16,100)       --
Proceeds from issuance of subordinated debt                 16,100        --
Proceeds from exercise of stock options                        706       663
Tax benefit from exercises of stock options                    218        --
Treasury stock repurchases                                  (1,101)       --
Cash dividends paid                                         (4,714)   (4,627)
                                                         ---------   -------
   Net cash (used in) provided by financing activities      (3,606)   43,736
                                                         ---------   -------
Net change in cash and cash equivalents                    (10,886)   (1,060)
Beginning cash and cash equivalents                         33,054    26,172
                                                         ---------   -------
ENDING CASH AND CASH EQUIVALENTS                         $  22,168   $25,112
                                                         =========   =======

     See accompanying notes to Unaudited Consolidated Financial Statements.

                                  BAYLAKE CORP.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

1. The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.'s 2005 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of September 30, 2006 and December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the entire year.

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

                                          Three months              Nine months
                                         ended Sept 30,            ended Sept 30,
                                    -----------------------   -----------------------
                                       2006         2005         2006         2005
                                    ----------   ----------   ----------   ----------
                                                (Net income in thousands)
(NUMERATOR):
Net income                          $    1,883   $      707   $    5,577   $    5,851
(DENOMINATOR):
Weighted average number of common
   shares outstanding-basic          7,800,998    7,742,346    7,796,443    7,713,177
Dilutive effect of stock options        33,635       86,401       35,990       82,972
Weighted average number of common
   shares outstanding-diluted        7,834,633    7,828,747    7,832,433    7,796,149
BASIC EPS                           $     0.24   $     0.09   $     0.72   $     0.76
DILUTED EPS                         $     0.24   $     0.09   $     0.71   $     0.75

                                  BAYLAKE CORP.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

4. Baylake Corp. paid a cash dividend of $0.16 per share on September 15, 2006 to shareholders of record as of September 1, 2006.

5. The Company has a non-qualified stock option plan, which is described more fully in the Company's December 31, 2005 Annual Report on Form 10-K. Beginning in 2006, the Company accounts for stock compensation expense under the provisions of FASB Statement No. 123R, "Accounting for Stock-Based Compensation" ("FAS 123R") on a modified prospective basis. FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This applies to awards granted, modified, or vesting in fiscal years beginning in 2006. Compensation cost is recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. The Company may no longer issue stock options under the current plan and thus there will be no further grants thereunder. Existing options that will vest after the adoption date are expected to result in an immaterial amount of compensation expense during 2006 through 2008. For the first nine months of 2006, the amount of compensation expense reflected in the financial statements is $39,000, including $13,000 in the third quarter of 2006. As a matter of comparing the three and nine months ended September 30, 2006 with the same period in 2005, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123 "Accounting for Stock-Based Compensation," to stock-based employee compensation for periods prior to January 1, 2006.

                                                 Three months ended   Nine months ended
                                                 September 30, 2005   September 30, 2005
                                                 ------------------   ------------------
                                                (In thousands, except per share amounts)
Net income, as reported                                $ 707                $5,851
Less: Total stock-based employee compensation
   cost determined under the fair value method,
   net of income taxes                                   (14)                  (43)
Pro forma net income                                     693                 5,808
Earnings per share:
Basic - as reported                                    $0.09                $ 0.76
Basic - pro forma                                      $0.09                $ 0.75
Diluted - as reported                                  $0.09                $ 0.75
Diluted - pro forma                                    $0.09                $ 0.74

                                  BAYLAKE CORP.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

     The fair value of each option outstanding was estimated as of the date of grant using the Black-Scholes option pricing model. The resulting compensation cost was amortized over the vesting period.

     A summary of the Company's stock-based compensation activity for the nine months ended September 30, 2006, is presented below.

                                                              Weighted
                                                 Weighted     average     Aggregate
                                                  average    remaining    intrinsic
                                                 exercise   contractual     value
Stock options                           Shares     price        term       (000's)
-------------                          -------   --------   -----------   ---------
Outstanding at December 31, 2005       486,869    $13.95
Granted                                     --        --
Exercised                               76,587      9.21
Forfeited                                   --        --
Outstanding at September 30, 2006      410,282     14.83
Outstanding and in the money options
   at September 30, 2006               350,282     13.09        3.4          $966
Options exercisable and in the money
   at September 30, 2006               313,901     13.03        3.4          $884

     During the first nine months of 2006, $706,000 was received for the exercise of 76,587 stock options.

6.   Effect of Newly Issued But Not Yet Effective Accounting Standards:

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Accounting for Defined Benefit Pension and Other Postretirement Plans - amendment of FASB Statements No. 87, 88, 106, and 132 (R)", ("SFAS 158"). SFAS 158
     requires an employer to recognize a plan's overfunded or underfunded status in its balance sheets and recognize the changes in a plan's funded status in comprehensive income in the year in which the changes occur. In addition, SFAS No. 158 requires an employer to measure plan assets and obligations that determine its funded status as of the end of its fiscal year. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the employer's fiscal year-end is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 will have a significant impact on our financial condition or results of operations.

                                  BAYLAKE CORP.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurement would be separately disclosed by level with the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for us), and interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact that SFAS 157 will have on our financial condition or results of operations.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", ("SAB 108"). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

     Under Emerging Issues Task Force ("EITF") 06-4: Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements, the EITF reached a consensus that requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer who is the policy holder has a liability for the benefit it is providing to the employee. The employer has agreed to maintain the insurance policy in force for the employee's benefit during his retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Also, if the employer has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized under SFAS 106. As of September 30, 2006, this FASB board ratified the above. It is applicable for fiscal years beginning after December 15, 2006. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

     Under EIFT 06-5: Accounting for Purchases of Life Insurance-Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance", the task force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be

                                  BAYLAKE CORP.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

     realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual life policy. The task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. This was ratified at the Task Force, September 20, 2006 meeting. We do not expect the adoption of this standard will have a significant impact on our financial condition or results of operations.

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, "(FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires the impact of a tax position to be recognized in the financial statements if that position is more-likely-than-not of being sustained upon examination, based on the technical merits of the position. A tax position meeting the more-likely-than-not threshold is then to be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As discussed in the section titled "Critical Accounting Policies-Income tax accounting", the Company does have uncertain tax positions relative to Wisconsin Department of Revenue and income earned by out of state subsidiaries. For further discussion, please review that discussion. The Company will adopt FIN 48 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

     In March 2006, FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, " ("SFAS 156"). SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are to be initially measured at fair value, if practicable. SFAS 156 permits an entity to choose either the Amortization method or the Fair Value Measurement Method for subsequently measuring each class of separately recognized servicing assets or servicing liabilities. Under the amortization method, servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or loss and servicing assets or servicing liabilities are assessed for impairment based on fair value at each reporting date with the changes in fair value recognized in earnings in the period in which the changes occur. SFAS 156 is effective for fiscal years beginning after September 15, 2006, and earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements for any period of that fiscal year. Total servicing rights as of September 30, 2006, include $505,000 of mortgage servicing rights and

                                  BAYLAKE CORP.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

     $695,000 of servicing rights on SBA loans. The Company will adopt SFAS 156 in 2007 and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

7. The Bank owns a 49% interest in United Financial Services, Inc. ("UFS") a data processing service. The Bank's ownership interest totals $3.2 million and $2.7 million, respectively, at September 30, 2006 and 2005, respectively, and is reflected in the Other Assets in the "Consolidated Balance Sheets". In addition to the ownership interest, UFS and the Company have a common member on each respective Board of Directors. The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price shall be $1,000 per share, less dividends or distributions to owners. Current book value of UFS is approximately $6,500 per share. Any exercise of the options will have an effect of reducing the Company's interest in UFS and decrease other income as those options are exercised.

8. In its previous report, the Company indicated that one loan of about $8.1 million might be repaid upon sale of collateral real estate under an accepted full price offer to purchase, but that closing was subject to settlement of liens and claims against the property. However, despite negotiations, the lien claims were not resolved and the offer has been withdrawn. The Company then filed and has completed a foreclosure on a portion of the loans in the amount of $4.0 million. Upon withdrawal of the offer to purchase, the Company is initiating additional foreclosure proceedings on the remaining loans of about $4.1 million.

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

The following sets forth management's discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. ("Baylake" or the "Company") for the three and nine months ended September 30, 2006 and 2005 which may not be otherwise apparent from the consolidated financial statements included in this report. Unless otherwise stated, the "Company" or "Baylake" refers to this entity and to its subsidiaries on a consolidated basis when the context indicates. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

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

The Company continues to believe that it has reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and the Department's prior longstanding interpretations thereof, including interpretations issued specifically to it. However, in view of the Department's subsequent change in position (even if that change does not have a basis in law), the aggressive stance now being taken by the Department, the settlements by some other banks, and the potential effect that decisions by other similarly situated institutions may have on the Company's alternatives going forward, the Company has determined that it would consider a settlement proposal from the Department; however, the Company has not yet received a specific proposal nor has any assessment been made against the Company or its subsidiaries. The Department made contact with the Company's outside counsel in June 2006 with the intention of gathering various financial data from the Company for the purpose of preparing a formal settlement proposal for the Company. To this point, the Department has not provided counsel with any formal request. The Company will respond to the Department's request once a formal request is provided. The Company will need to review any settlement proposal in more specific detail to quantify in any definitive way the Department's view of its exposure and to evaluate alternatives. Although there will likely be challenges to the Department's actions and interpretations, the Bank's net income would be reduced if the Department succeeds in its actions and interpretations. The Bank could also incur costs in the future to address any action taken against it by the Department.

RESULTS OF OPERATIONS

The following table sets forth the Company's net income and related summary information for the three and nine-month periods ended September 30, 2006 and 2005, as well as comparisons between the respective periods.

                                     TABLE 1
                          SUMMARY RESULTS OF OPERATIONS
                     ($ in thousands, except per share data)

                             Three months     Three months      Nine months      Nine months
                            ended Sept 30,   ended Sept 30,   ended Sept 30,   ended Sept 30,
                                 2006             2005             2006             2005
                            --------------   --------------   --------------   --------------
Net income, as reported         $1,883           $  707           $5,577           $5,851
EPS-basic, as reported          $ 0.24           $ 0.09           $ 0.72           $ 0.76

EPS-diluted, as reported        $ 0.24           $ 0.09           $ 0.71           $ 0.75
Cash dividends declared         $ 0.16           $ 0.15           $ 0.48           $ 0.45
Return on average assets,
   as reported                    0.69%            0.26%            0.68%            0.72%
Return on average equity,
   as reported                    9.54%            3.60%            9.49%           10.09%
Efficiency ratio, as
   reported (1)                  71.76%           77.97%           72.21%           68.09%

(1) Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding investment securities gains, net

The increase in net income for the three-month period is primarily due to a decrease in the provision for loan losses and a decrease in non-interest expense. These were partially offset by an increase in income tax expense. The decrease in net income for the nine-month period is primarily due to decreased net interest income and an increase in non-interest expense. These were partially offset by an increase in other income, a decrease in the provision for loan losses and a decrease in income tax expense.

Net Interest Income

Net interest income is the largest component of the Company's operating income (net interest income on a tax-equivalent basis plus other non-interest income), accounting for 78.7% of total operating income for the three months ended September 30, 2006, as compared to 79.6% for the same period in 2005. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations together with changes in the volume and types of earning assets and interest-bearing liabilities combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis was $9.1 million for the three months ended September 30, 2006 and 2005. This resulted from an increase in our net interest margin which occurred partially from an increase in average loans for the period. Net interest income for the period was offset partially by an increase in interest foregone on non-accrual loans (due to an increase in the level of non-performing loans, which do not accrue interest). See "Balance Sheet-'"Non-Performing Loans, Potential Problem Loans and Other Real Estate" below. During the nine months ended September 30, 2006, net interest income on a tax equivalent basis decreased $1.0 million, or 3.8%, to $26.2 million from $27.3 million for the comparable period in 2005. The decrease resulted from a decrease in our net interest margin which resulted partially from an increase in interest foregone on non-accrual loans, offset partially by an increase in average loans for the period. In addition, amortization expense of issuance costs related to the redemption of trust preferred securities (totaling $475,015 in the first quarter) affected results for the nine months ended September 30, 2006. See "Balance Sheet Analysis-Long Term Debt" below.

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

The net interest margin for the third quarter of 2006 was 3.61%, up 3 basis points ("bps") from 3.58% for the comparable period in 2005. For the third quarter of 2006, interest rate spread decreased 3 bps to 3.18% (the net result of a 93 bps increase in the yield on earning assets more than offset by a 96 bps increase in the cost of interest-bearing liabilities. During the nine months ended September 30, 2006, the net interest margin was 3.46% compared to 3.64% for the comparable period in 2005. Net interest margin decreased as a result of a decrease in earning assets relative to interest-bearing liabilities and a 26 bps decrease in interest rate spread (the net result of a 88 bps increase in the yield on earning assets more than offset by a 114 bps increase in the cost of interest-bearing liabilities).

As the Federal Reserve Board ("FRB") has steadily increased short-term interest rates during the latter half of 2004 thru the second quarter of 2006 in an attempt to keep inflation in control, average interest rates were higher in 2006 than in 2005. Comparatively, the Federal Funds rate at September 30, 2006 was at 5.25% compared to 3.75% at September 30, 2005, while the average Federal Funds rate for the first nine months of 2006 was 191 bps higher than for the same period in 2005. Financial institutions' competition for deposits has driven up the cost of funds and, as a result, net interest margin decreased in the first nine months of 2006. Net interest margin was affected by the impact of short-term rate changes and its affect on wholesale funding costs for the first nine months of 2006.

For the three months ended September 30, 2006, average-earning assets decreased $9.9 million, or 1.0%, when compared to the same period last year. The Company recorded an increase in average loans of $12.8 million, or 1.6%, for the third quarter of 2006 compared to the same period a year ago. For the nine months ended September 30, 2006, average-earning assets increased $12.7 million, or 1.3%, when compared to the same period last year. The Company recorded an increase in average loans of $35.2 million, or 4.5%, for the first nine months of 2006 compared to the same period a year ago. Loans have typically resulted in higher rates of interest income to the Company than have investment securities, which positively affected income in the period.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities. The interest rate spread decreased for the quarter ended September 30, 2006 when compared to the same period a year ago. The interest rate spread decreased 3 bps to 3.18% at September 30, 2006 from 3.21% in the same quarter in 2005. While the average yield on earning assets increased 93 bps during the period, the average rate paid on interest-bearing liabilities increased 96 bps over the same period. For the nine months ended September 30, 2006, the interest rate spread decreased 26 bps to 3.06% from 3.32% when compared to the same period a year earlier. The average yield on earning assets increased 88 bps to 7.00% from 6.12% during the nine-month period, while the average rate paid on interest-bearing liabilities increased 114 bps. The increase in the rates paid on interest-bearing liabilities occurred as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and loans from the Federal Home Loan Bank. We would expect that trend to be tempered in light of the recent Federal Reserve Board interest rate actions to hold short-term interest rates.

                                     TABLE 2
             NET INTEREST INCOME ANALYSIS ON A TAX -EQUIVALENT BASIS
                                ($ in thousands)

                        Three months ended September 30,

                                              2006                                       2005
                            ----------------------------------------   ----------------------------------------
                              Average       Interest        Average      Average       Interest        Average
                              Balance    income/expense   yield/Rate     Balance    income/Expense   yield/rate
                            ----------   --------------   ----------   ----------   --------------   ----------
ASSETS
Earning assets:
Loans, net                  $  811,119       $15,992         7.89%     $  798,321       $13,653         6.84%
Taxable securities             149,508         1,648         4.41%        172,055         1,768         4.11%
Tax exempt securities           42,544           686         6.45%         45,630           766         6.71%
Federal funds sold and
interest bearing due from
   banks                         6,682            88         5.27%          3,786            33         3.49%
                            ----------       -------         ----      ----------       -------         ----
Total earning assets         1,009,853        18,414         7.29%      1,019,792        16,220         6.36%
                            ----------       -------         ----      ----------       -------         ----
Non-interest earning
   assets                       86,984                                     82,507
Total assets                $1,096,837                                 $1,102,299
                            ----------                                 ----------
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing
liabilities:
Total interest-bearing
   deposits                    765,970         7,395         3.86%        736,925         5,193         2.82%
Short-term borrowings            8,915           129         5.79%         21,948           204         3.72%
Customer repurchase
   agreements                    1,303            13         3.99%          1,553            11         2.83%
Federal Home Loan Bank
   advances                    112,681         1,469         5.21%        122,904         1,224         3.98%
Subordinated debentures         16,100           282         7.01%         16,100           461        11.45%
                            ----------       -------         ----      ----------       -------        -----
Total interest-bearing
   liabilities              $  904,969         9,288         4.11%     $  899,430       $ 7,093         3.15%
                            ----------       -------         ----      ----------       -------         ----
Demand deposits                 99,928                                    115,807
Accrued expenses and
   other liabilities            12,949                                      8,573
Stockholders' equity            78,991                                     78,489
                            ----------                                 ----------
Total liabilities and
   stockholders' equity     $1,096,837                                 $1,102,299
                            ----------                                 ----------
Interest rate spread                         $ 9,126         3.18%                      $ 9,127         3.21%
Net interest margin                                          3.61%                                      3.58%
                                                             ----                                       ----

                                     TABLE 3
             NET INTEREST INCOME ANALYSIS ON A TAX -EQUIVALENT BASIS
                                ($ in thousands)

                         Nine months ended September 30,

                                              2006                                       2005
                            ----------------------------------------   ----------------------------------------
                              Average       Interest        Average      Average       Interest        Average
                              Balance    income/Expense   yield/Rate     Balance    income/expense   yield/Rate
                            ----------   --------------   ----------   ----------   --------------   ----------
ASSETS
Earning assets:
Loans, net                  $  820,315       $46,241         7.52%     $  785,124       $38,433         6.53%
Taxable securities             147,013         4,789         4.34%        169,714         5,226         4.11%
Tax exempt securities           36,850         1,803         6.52%         41,473         2,117         6.81%
Federal funds sold and
   interest bearing due from
   banks                         8,059           295         4.88%          3,206            66         2.74%
                            ----------       -------        -----      ----------       -------        -----
Total earning assets         1,012,237        53,128         7.00%        999,517        45,842         6.12%
                            ----------       -------        -----      ----------       -------        -----
Non-interest earning
   assets                       84,591                                     80,157
                            ----------                                 ----------
Total assets                $1,096,828                                 $1,079,674
                            ----------                                 ----------
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Interest-bearing
   liabilities:
Total interest-bearing
   deposits                    765,478        20,827         3.63%        727,383        13,514         2.48%
Short-term borrowings            9,449           370         5.22%         27,636           679         3.28%
Customer repurchase
   agreements                    1,244            36         3.86%          1,421            27         2.53%
Federal Home Loan Bank
   advances                    118,552         4,230         4.76%        113,449         2,975         3.50%
Subordinated debentures         16,336         1,428        11.66%         16,100         1,384        11.46%
                            ----------       -------        -----      ----------       -------        -----
Total interest-bearing
   liabilities              $  911,059       $26,891         3.94%     $  885,989       $18,579         2.80%
                            ----------       -------        -----      ----------       -------        -----
Demand deposits                 95,155                                    107,965
Accrued expenses and
   other liabilities            12,270                                      8,367
Stockholders' equity            78,344                                     77,353
                            ----------                                 ----------

Total liabilities and
   stockholders' equity     $1,096,828                                 $1,079,674
                            ----------                                 ----------
Interest rate spread                         $26,237         3.06%                      $27,263         3.32%
Net interest margin                                          3.46%                                      3.64%
                                                            =====                                      =====

The ratio of average earning assets to average total assets measures management's ability to employ overall assets for the production of interest income. This ratio was 92.3% and 92.6%, respectively, for the first nine months of 2006 and 2005, respectively.

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

As a result of this process, the PFLL for the first nine months of 2006 was $632,000 as compared to a PFLL of $1.7 million for the first nine months in 2005. The calculation of the amount during the period took into account overall asset quality in the loan portfolio, including an increase in non-performing assets. See the discussion below following Table 4. Net loan charge-offs in the first nine months of 2006 were $2.0 million compared with net charge-offs of $1.6 million for the same period in 2005. The loans charged-off in the first nine months of 2006 had a specific reserve in the aggregate of $1.8 million which approximated the amount charged-off. Net charge-offs as a percentage of average loans is a key measure of asset quality. Net charge-offs to average loans were 0.32% for the first nine months of 2006 compared to 0.28% for the same period in 2005. For the nine months ended September 30, 2006, non-performing loans increased $15.4 million, although for the three months ended September 30, 2006 non-performing loans decreased $6.4 million; see below for further information.

                                     TABLE 4
                            ALLOWANCE FOR LOAN LOSSES
                                ($ in thousands)

                                   For the nine months   For the nine months
                                   ended Sept 30, 2006   ended Sept 30, 2005
                                   -------------------   -------------------
Allowance for Loan Losses ("ALL)
Balance at beginning of period            $9,551               $10,445
Provision for loan losses                    632                 1,668
Charge-offs                                2,447                 1,913
Recoveries                                   484                   292
Balance at end of period                  $8,220               $10,492
Net charge-offs ("NCOs:)                  $1,963               $ 1,621

As described more fully in Table 8 below, non-accrual loans increased significantly during the period from December 31, 2005. However, despite the increase in non-accrual loans during the nine months ended September 30, 2006, the required allocation of the allowance for these loans only increased $90,000, as these loans had previously been assessed for impairment under the requirements of SFAS 114. The amount of non-performing loans increased substantially during the nine-month period ended September 2006. The provision did not increase as significantly because of management's belief and expectations that collateral values on these loans and other factors will likely ultimately minimize any related loss (although there can be no assurances).

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

NON-INTEREST INCOME

Total non-interest income increased $134,000, or 5.7% to $2.5 million for the third quarter of 2006 when compared to the third quarter of 2005. For the nine months ended September 30, 2006, total non-interest income was $7.2 million, an increase of $564,000, or 8.5%, when compared to the same period in 2005. The non-interest income to average assets ratio was 0.90% for the three months ended September 30, 2006 compared to 0.85% for the same period in 2005. For the nine months ended September 30, 2006, the non-interest income to average assets ratio was 0.87% compared to 0.82% for the same period in 2005. The increase in non-interest income for the three-month and nine-month periods is due primarily to increases in net gains from sales and disposals of premises and equipment.

Table 5 reflects the various components of non-interest income for the comparable quarters.

                                    TABLE 5
                              NON-INTEREST INCOME
                                ($ in thousands)

                                Third          Third      Percent     YTD      YTD    Percent
                            quarter 2006   quarter 2005    change    2006     2005     change
                            ------------   ------------   -------   ------   ------   -------
Fees from fiduciary
   services                    $  206         $  193        6.7%    $  747   $  556    34.4%
Fees from loan servicing          295            292        1.0%       830      863    (3.8%)
Service charges on
   deposit accounts               885            877        0.9%     2,530    2,447     3.4%
Other fee income                  200            199        0.5%       530      549    (3.5%)
Financial services
   income                         259            184       40.8%       669      547    22.3%
Gains from sales of loans         149            348      (57.2%)      559      733   (23.7%)
Net gains (loss) from
   sale and disposal of
   premises and equipment         103            (73)        NM        288     (224)     NM
Increase in cash
   surrender value of
   life insurance                 217            184       17.9%       618      601     2.8%
Death benefits realized            --             --         NM         23       --      NM
Gain on sale of bank
   assets                          --             --         NM         --      200      NM
Other income                      163            139       17.3%       402      360    11.7%
                               ------         ------                ------   ------
Total Other Income             $2,477         $2,343        5.7%    $7,196   $6,632     8.5%

Service charges on deposit accounts increased $83,000 for the nine-month period ended September 30, 2006 due in part to the implementation of new product offerings such as High Performance Checking ("HPC") and other price increases implemented during the latter part of 2005.

In the first nine months of 2006, gains from sales of loans totaling $559,000 compared to $733,000 in the first nine months of 2005. During the first nine months of 2006, secondary mortgage loan activity decreased. Additionally gains from sale of these loans decreased proportionally more as changes in the mix of commercial/mortgage loans sold, tighter spreads and competitive pressures with respect to pricing resulted during the period. The Company has seen a decrease in the number of loan applications, as interest rates have increased over the nine-month period. Secondary loan production decreased $5.0 million between the comparable nine-month periods ($31.4 million in the first nine months of 2006 versus $36.5 million in the first nine months of 2005). The decrease in loan production was driven primarily by secondary mortgage and commercial loan production (loan production to be sold to the secondary market) and resulting sales.

For the three-month and nine-month periods ended September 30, 2006, net gains
(loss) from the sale of bank premises and equipment were related to gains of $188,000 on the sale of bank land located in the Green Bay market area. In addition, gains totaling $103,000 taken in the third quarter of 2006 for space related to the Baylake City Center project which was sold by the Company to an unrelated third party. The net loss on disposal of bank premises of $224,000 for the nine-month period ended September 30, 2005 related to the sale of two buildings and land formerly used as branch offices in addition to write-downs of leasehold improvements which occurred in the third quarter of 2005.

For the three-month and nine-month periods ended September 30, 2006 compared to the same period in 2005, the decrease in gain on sale of bank assets was related to a gain on sale of stock of $200,000 ($21,000 recognized in the second quarter of 2005) in connection with a third party acquisition of Pulse (an ATM operator/provider) in which the Bank held an ownership interest.

Non-Interest Expense

Non-interest expense decreased $617,000 or 6.9%, to $8.3 million for the three months ended September 30, 2006 compared to the same period in 2005. For the nine months ended September 30, 2006, total non-interest expense increased $1.1 million or 4.6%, to $24.1 million compared to the same period in 2005. Impacting the three-month and nine-month period results for 2005 was a $1.8 million charge for impairment related to an-off balance sheet letter of credit. The non-interest expense to average assets ratio was 3.04% for the three months ended September 30, 2006 compared to 3.25% for the same period in 2005. For the nine months ended September 30, 2006, the non-interest expense ratio to average assets was 2.93% compared to 2.85% for the same period in 2005.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expenses to average assets ratio was 2.13% for the three months ended September 30, 2006 compared to 2.39% for the same period in 2005. For the nine months ended September 30, 2006, the net overhead expenses to average assets ratio was 2.06% compared to 2.03% for the same period in 2005. The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income. The efficiency ratio for the three months ended September 30, 2006 was 71.76% compared to 77.97% for the same period in 2005. For the nine months ended September 30, 2006, the efficiency ratio was 72.21% compared to 68.09% for the same period in 2005.

                                     TABLE 6
                              NON-INTEREST EXPENSE
                                ($ in thousands)

                                Third          Third      Percent     YTD       YTD     Percent
                            quarter 2006   quarter 2005    change     2006      2005     change
                            ------------   ------------   -------   -------   -------   -------
Salaries and employee
   benefits                    $5,066         $4,213        20.2%   $14,583   $13,070     11.6%
Occupancy                         596            717       (16.9%)    1,760     1,855     (5.1%)
Equipment                         430            349        23.2%     1,270       996     27.5%
Data processing and
   courier                        324            285        13.7%       939       861      9.1%
Operation of other real
   estate owned                    86             87        (1.1%)      203       216     (6.0%)
Business development and
   advertising                    253            276        (8.3%)      730       764     (4.5%)
Charitable contributions           52             36        44.4%       158       183    (13.7%)

Stationary and supplies           135            139        (2.9%)      397       406     (2.2%)
Director fees                     124            134        (7.5%)      395       326     21.2%
FDIC                               26             28        (7.1%)       79        84     (6.0%)
Mortgage servicing rights
   amortization                    86             54        59.3%       182       170      7.1%
Legal and professional             77            115       (33.0%)      327       419    (22.0%)
Loan and collection               308             76       305.3%       615       229    168.6%
Impairment of off-balance
   sheet letter of credit          27          1,846          NM         27     1,846       NM
Other operating                   736            588        25.2%     2,478     1,654     49.8%
                               ------         ------                -------   -------
Total non-interest
   expense                     $8,326         $8,943        (6.9%)  $24,143   $23,079      4.6%

Salaries and employee benefits showed an increase of $853,000, or 20.2%, to $5.1 million for the third quarter of 2006 compared to the same period in 2005. The number of full-time equivalent employees was 334 as of September 30, 2006 compared to 311 at September 30, 2005, primarily the result of additional staffing for the remodeled downtown Green Bay branch opened in June 2005 and a new branch in Suamico that opened for business in August 2006. For the three months ended September 30, 2006, salary-related expenses increased $520,000, or 17.7%, due principally to merit increases between the years, related staff increases and additional management personnel added during the period. For the nine months ended September 30, 2006, salary-related expenses increased $1.3 million or 14.7% compared to the same period in 2005 for the reasons listed previously. In the first quarter of 2005, the Company implemented the Baylake Bank Supplemental Executive Retirement Plan ("Plan"), which is intended to provide certain management and highly compensated employees of the Bank who have contributed, and are expected to continue to contribute, to the Bank's success by providing for deferred compensation in addition to that available under the Bank's other retirement programs. It amounted to approximately $243,000 in expenses related to the Plan in the third quarter of 2006 compared to $121,000 in the third quarter of 2005 and $623,000 for the nine months ended September 30, 2006 compared to $519,000 for the same period a year earlier. The fluctuation in Plan expenses are driven from the timing of determining the discretionary contribution in addition to the change in market prices on a periodic basis. Benefit costs, principally for health insurance and pension costs, represent the remaining increase in personnel-related costs. The increase in health insurance costs is expected to continue for the balance of 2006. Management will continue its efforts to control salaries and employee benefits expense, although increases in these expenses are likely to continue in future years.

Occupancy and equipment expense, collectively, decreased $40,000, or 3.8%, to $1.0 million for the third quarter of 2006 compared to the same period in 2005, primarily the result of a reduction in lease expense for the period. For the nine months ended September 30, 2006, occupancy and equipment expense, collectively, increased $179,000, or 6.3%, to $3.0 million compared to the same period in 2005. The increase for the nine-month period for 2006 were attributable to additional depreciation resulting from the downtown Green Bay branch as mentioned previously, costs related to various equipment upgrades and increased utility costs.

Expenses related to the operation of other real estate owned were flat at $86,000 for the 2006 three-month period ended September 30 compared to $87,000 for the same period in 2005. For the nine-month period ended September 30, 2006, other real estate owned expenses decreased $13,000 to $203,000 compared to the same period in 2005. Included in these results for the nine-month period ended September 30, 2006 were net gains taken on the sale of other real estate owned amounting to $75,000 compared to net losses of $35,000 for the same period in 2005. In addition, costs related to the holding of other real estate owned properties increased $97,000 to $278,000 for the nine months ended September 30, 2006.

Loan and collection expense increased $232,000 to $308,000 for the three months ended September 30, 2006 compared to the same period in 2005. For the nine months ended September 30, 2006, loan and collection expense increased $386,000 to $615,000 compared to the same period in 2005. $467,000 of the increase for the nine months ended September 30, 2006 relates to legal and operating costs on two commercial loan credits, one of which is a non-performing loan and the other related to a previously disclosed impaired letter of credit for a commercial credit in the third quarter of 2005. Both properties are listed for sale through an independent third party. Costs on these properties are expected to continue through the balance of 2006 and into at least early 2007.

Other operating expense increased $148,000 for the three months ended September 30, 2006 and $824,000 to $2.5 million for the nine-month period ended September 30, 2006 compared to the same periods in 2005. The increase was due in part to costs of $216,000 related to various employee recruitment and search expenses, including those costs related to the searches for a new bank president/chief operating officer and a market president. $332,000 (including $105,000 in the third quarter of 2006) of the increase was related to new product offering costs and service delivery enhancements, including those for the HPC product introduced in the fourth quarter of 2005.

Income Taxes

Income tax expense for the Company for the three months ended September 30, 2006 was $703,000, an increase of $765,000 compared to the same period in 2005. For the nine months ended September 30, 2006, income tax expense resulted in a decrease of $115,000 to $2.2 million compared to an income tax expense of $2.3 million for the same period in 2005. The higher tax expense for the three-month period ended September 30 reflected the Company's increase in income before income tax. The lower tax expense for the nine-month period ended September 30 reflected the Company's decrease in income before income tax resulting in an increased proportion of non-taxable income to total income before income taxes.

The Company's effective tax rate (income tax expense divided by income before taxes) was 28.4% for the nine months ended September 30, 2006 compared with 28.5% for the same period in 2005. The effective tax rate of 28.4% consisted of a federal effective tax rate of 23.4% and Wisconsin state effective tax rate of 5.0%. For the nine-month period ended September 30, 2006, taxable income decreased while tax-exempt interest income from municipal investments and income from BOLI increased proportionately, which caused the change in the effective tax rate.

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

BALANCE SHEET ANALYSIS

Loans

At September 30, 2006, total loans decreased $6.5 million, or 0.8%, to $805.8 million from $812.3 million at December 31, 2005. A decrease of $16.8 million or 3.6% occurred in the commercial real estate loan totals from December 31, 2005 to September 30, 2006 as a result of competitive pricing pressures and principal paydowns on several large commercial credits during the period. Growth in the remaining portion of the Company's loan portfolio resulted primarily from an increase in real estate construction loans to $96.9 million at September 30, 2006 compared to $85.7 million at December 31, 2005.

The following table reflects the composition (mix) of the loan portfolio:

                                     TABLE 7
                             LOAN PORTFOLIO ANALYSIS
                                ($ in thousands)

                                                      September   December   Percent
                                                       30, 2006   31, 2005    change
                                                      ---------   --------   -------
Amount of loans by type
Real estate-mortgage
   Commercial                                          $451,199   $467,956    (3.6%)
   1-4 family residential
      First liens                                        91,323     90,946     0.4%
      Junior liens                                       23,778     23,470     1.3%
      Home equity                                        32,095     34,320    (6.5%)
Commercial, financial and agricultural                   82,035     80,260     2.2%
Real estate-construction                                 96,925     85,729    13.1%
Installment
   Credit cards and related plans                         2,039      2,088    (2.3%)
   Other                                                 12,600     12,175     3.5%
   Obligations of states and political subdivisions      14,209     15,785   (10.0%)
Less: deferred origination fees, net of costs               426        433    (1.6%)
                                                       --------   --------   -----
      Total                                            $805,777   $812,296    (0.8%)

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

The ALL at September 30, 2006 was $8.2 million compared with $9.6 million at the end of 2005. This was based on management's analysis of the loan portfolio risk at September 30, 2006. As such, a provision expense of $632,000 was recorded for the nine months ended September 30, 2006. The year to date provision has decreased by $1.0 million compared to the same period in 2005, as discussed previously.

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

Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. Should the economic climate deteriorate from current levels, borrowers may experience difficulty, and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision. In addition, declines in real estate values in our market areas may affect collateral values of loans secured by commercial or residential mortgages, which may require further re-evaluation of allowance levels.

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

While there exists probable asset quality problems in the loan portfolio, in view of collateral values, management believes sufficient reserves have been provided in the ALL to absorb probable incurred losses in the loan portfolio at September 30, 2006. Ongoing efforts are being made to collect these loans, and the Company involves the legal process when necessary to minimize the risk of further deterioration of these loans for full collection.

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

                                     TABLE 8
                              NON-PERFORMING ASSETS
                                ($ in thousands)

                                            At or for       At or for         At or for
                                            the period      the period        the period
                                              ended           ended             ended
                                          Sept 30, 2006   Sept 30, 2005   December 31, 2005
                                          -------------   -------------   -----------------
Nonperforming Assets:
Nonaccrual loans                             $22,368         $ 7,299           $ 6,942
Accruing loans past due 90 days or more            0               0                 0
                                             -------         -------           -------
Total nonperforming loans ("NPLs")           $22,368         $ 7,299           $ 6,942
Other real estate owned                        3,158           2,629             3,333
                                             -------         -------           -------
Total nonperforming assets ("NPAs")          $25,526         $ 9,928           $10,275
Ratios:
ALL to NCO's (annualized)                       3.14            4.85              2.32
NCO's to average loans (annualized)             0.32%           0.28%             0.52%
ALL to total loans                              1.02%           1.33%             1.18%
NPL's to total loans                            2.78%           0.92%             0.85%
NPA's to total assets                           2.33%           0.90%             0.94%
ALL to NPL's                                   36.75%         143.75%           137.58%

As indicated in Table 8, non-performing loans at September 30, 2006 were $22.4 million compared to $6.9 million at December 31, 2005. Real estate non-accrual loans accounted for $21.7 million of the total, of which $2.6 million was residential real estate, $5.5 million was real estate construction and $13.6 million was commercial real estate. Commercial and industrial non-accrual loans totaled $487,000.

Non-accrual loans increased during the nine months ended September 30, 2006 by $15.4 million. The increase is primarily attributable to four commercial loans, previously disclosed, totaling $15.0 million for businesses that are experiencing difficulties in sales, cash flow, fiscal operations, and/or general management issues. Two previously disclosed non-performing loans from the first quarter of 2006 totaling $6.2 million were brought current during the third quarter.

Each of these four non-performing loans is secured primarily by commercial or residential real estate, and secondarily, by personal guarantees from principals of the respective borrowers. The Company has initiated or is in the process of initiating foreclosure actions on three of these loans involving $13.6 million and it anticipates protracted litigation of at least twelve months in duration in each case. Management has allocated $311,000 in the ALL on the basis of a SFAS 114 analysis for any loss estimated with respect to these loans. One loan totaling $1.4 million is subject to voluntary liquidation plans that propose to sell underlying real estate assets in amounts sufficient to repay the outstanding loan balances.

In spite of an increase in non-performing loans for the nine months ended September 30, 2006, the balance of impaired loans for which an ALL is allocated has increased minimally. As indicated the ALL allocated for impaired loans at September 30, 2006 has decreased $1.1 million compared to December 31, 2005 as indicated in Table 9.

Information regarding impaired loans is as follows:

                                     TABLE 9
                                 IMPAIRED LOANS
                                ($ in thousands)

                                   September 30,   December 31,
                                        2006           2005
                                   -------------   ------------
Impaired loans with no allocated
   allowance for loan loss                 --             --
Impaired loans with allocated
   allowance for loan loss             14,830         14,637
Allowance allocated to impaired
   loans                                2,175          3,233

As a result the ratio of non-performing loans to total loans at September 30, 2006 was 2.78% compared to 0.85% at end of year 2005. The Company's ALL was 36.8% of total non-performing loans at September 30, 2006 compared to 137.6% at end of year 2005.

Non-performing assets (non-performing loans plus other real estate owned assets) at September 30, 2006 were $25.5 million compared to $10.3 million at December 31, 2005. Other real estate owned, which represents property that the Company acquired through foreclosure or in satisfaction of debt, consisted of ten commercial properties totaling $3.0 million and two residential real estate properties totaling $185,000. Other real estate owned at December 31, 2005 totaled $3.3 million and consisted of seventeen properties.

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, an increase in its earning potential.

At September 30, 2006, the investment portfolio (which includes investment securities available for sale) increased $16.5 million, or 9.6%, to $188.1 million from $171.6 million at December 31, 2005. At September 30, 2006, the investment portfolio represented 17.2% of total assets compared with 15.8% at December 31, 2005.

Securities available for sale consist of the following:

                                    TABLE 10
                          INVESTMENT SECURITY ANALYSIS
                              At September 30, 2006
                                ($ in thousands)

                                    Gross        Gross
                                 Unrealized   Unrealized
                                    Gains       Losses     Fair Value
                                 ----------   ----------   ----------
Securities available for sale
Obligations of U.S. Treasury &
   other U.S. agencies                42         1,311        58,159

Mortgage-backed securities           103         1,999        79,462
Obligations of states &
   political subdivisions            707            60        46,584
Private placement                     17             0         1,015
Other securities                       0             0         2,877
                                    ----        ------      --------
Total securities available for
   sale                             $869        $3,370      $188,097

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

The decreases in unrealized losses are related principally to changes in interest rates. As the Company has the ability to hold these securities for the foreseeable future, no declines were deemed to be other than temporary.

Deposits

Total deposits at September 30, 2006 increased $11.0 million, or 1.3%, to $867.7 million from $856.7 million at December 31, 2005. Non-interest bearing deposits at September 30, 2006 decreased $9.0 million, or 8.1%, to $101.7 million from $110.6 million at December 31, 2005. Interest-bearing deposits at September 30, 2006 increased $20.0 million, or 2.7%, to $766.1 million from $746.1 million at December 31, 2005. Brokered CD's and other brokered deposits totaled $137.8 million at September 30, 2006 compared to $155.1 million at December 31, 2005. Time deposits greater than $100,000 and brokered time deposits were priced within the framework of the Company's rate structure and did not materially increase the average rates on deposit liabilities. If liquidity concerns arose, the Company has alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself. Increased competition for consumer deposits and customer awareness of interest rates continues to limit the Company's core deposit growth in these types of deposits. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of the Company's customer base as customers draw down deposits during the first half of the year in anticipation of the summer tourist season. Then, in the later half of the year, deposits tend to increase as a result of receipts during the tourist season.

Emphasis has been, and will continue to be, placed on generating additional core deposits in the remainder of 2006 and 2007 through competitive pricing of deposit products and through the branch delivery systems that have already been established and a new branch located in the Green Bay market that opened in the third quarter of 2006. The Company will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. The Company also may increase brokered time deposits during the remainder of the year 2006 and in 2007 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished. Under that scenario, the Company will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.

Other Funding Sources

Securities under agreements to repurchase at September 30, 2006 increased $280,000 to $1.6 million from $1.3 million at December 31, 2005. There were no federal funds purchased at September 30, 2006 and December 31, 2005.

Federal Home Loan Bank Advances totaled $115.2 million at September 30, 2006 compared to $125.2 million at December 31, 2005. Typically, borrowings increase in order to fund growth in the loan portfolio in periods when borrowings increase more rapidly than deposits. The Company will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient. Additionally, the availability of deposits also determines the amount of funds the Company needs to borrow in order to fund loan demand. The Company anticipates it will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

Long-term Debt

In connection with the issuance of Trust Preferred Securities in 2001 (see "Capital Resources"), the Company issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust, formed by the Company. The aggregate principal amount of the debentures due 2031, to the trust is $16,597,940. These securities were redeemed on March 31, 2006.

The redemption of these securities were funded through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities, and underlying debt securities, that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. The rate on this financing for the second and third quarters of 2006, respectively, was 6.31% and 6.85%, respectively, compared to a fixed rate of 10% for the trust-preferred securities issued under Baylake Capital Trust I. This lower interest rate has provided interest savings in the second and third quarters of 2006 and thereafter depending upon the changes in the interest rate environment. The interest rate for the fourth quarter of 2006 will be 6.72%. Management believes that this new financing should provide a better match for the overall interest rate sensitivity position of the Company going forward.

For additional details, please make reference to the Consolidated Financial Statements and the accompanying footnotes on the Company's Form 10-Q for the period ended September 30, 2006.

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

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

                                    TABLE 11
                           LENDING RELATED COMMITMENTS
                                ($ in thousands)

                                      September   December
                                       30, 2006   31, 2005
                                      ---------   --------
Commitments to fund  home equity
   line loans                          $ 49,600   $ 45,435
Commitments to fund residential
   real estate construction loans         2,485      3,409
Commitments unused on various other
   lines of credit loans                173,050    164,112
                                       --------   --------
Total commitments to extend credit     $225,135   $212,956
Financial standby letters of credit    $ 21,452   $ 22,160

The following table summarizes the Company's significant contractual obligations and commitments at September 30, 2006:

                                    TABLE 12
                             CONTRACTUAL OBLIGATIONS
                                ($ in thousands)

                                    WITHIN 1 YEAR   1-3 YEARS   3-5 YEARS   AFTER 5 YEARS     TOTAL
                                    -------------   ---------   ---------   -------------   --------
Certificates of deposit and other
   time deposit obligations            $277,509      $101,762     $4,863       $     0      $384,134

Federal funds purchased and
   repurchase agreements                  1,595      $      0     $    0       $     0         1,595
Federal Home Loan Bank advances          75,000        40,080        100             0       115,180
Subordinated debentures                       0             0          0        16,100        16,100
Operating leases                             37             0          0             0            37
                                       --------      --------     ------       -------      --------
Total                                  $354,141      $141,842     $4,963       $16,100      $517,046
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

The Company's primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of its common stock securities. The Company manages its liquidity position in order to provide funds necessary to pay dividends to its shareholders and repurchase shares. Dividends received from Bank totaled $4.2 million for the first nine months of 2006 and will continue to be the Company's main source of long-term liquidity. The dividends from the Bank along with existing cash were sufficient to pay cash dividends to the Company's shareholders of $4.7 million in the first nine months of 2006.

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

Maturing investments have been a primary source of liquidity at the Bank. For the nine months ended September 30, 2006, principal payments totaling $15.4 million were received on investments. The Company purchased $31.7 million in investments in the first nine months of 2006. This resulted in net cash of $16.3 million used in investing activities for the first nine months of 2006. At September 30, 2006 the investment portfolio contained $137.6 million of U.S. Treasury and federal agency backed securities representing 73.2% of the total investment portfolio. These securities tend to be highly marketable.

Deposit growth is typically another source of liquidity for the Bank in the latter half of each year, although deposits typically shrink in the first half resulting in a use of cash. The seasonal pattern results from the tourism-oriented businesses in our market area. As a financing activity reflected in the September 30, 2006 Consolidated Statements of Cash Flows, deposits increased and resulted in $11.0 million of cash flow during the first nine months of 2006. The Company's overall deposit base increased 1.3% for the nine months ended September 30, 2006. Deposit growth is generally the most stable source of liquidity for the Bank, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. The Company's reliance on these deposits remained constant during the nine-month period. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause the Bank to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. The Bank has $255.8 million, or 31.7%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank's liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause the Company to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short-term borrowings at September 30, 2006, federal funds purchased and securities sold under agreements to repurchase totaled $1.6 million compared to $1.3 million at the end of 2005. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Borrowings from FHLB, short-term or long-term, are another source of funds. They total $115.2 million at September 30, 2006 and $125.2 million at December 31, 2005.

The Bank's liquidity resources were sufficient in the first nine months of 2006 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of the Bank's liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first nine months of 2006, management expects deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, the Bank may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Capital Resources

Stockholders' equity at September 30, 2006 and December 31, 2005, respectively, was $80.7 million and $78.5 million, respectively. In total, stockholders' equity increased $2.2 million or 2.8%. The increase in stockholders' equity in 2006 was primarily composed of net income; proceeds from the exercise of stock options and the change in accumulated other comprehensive loss (as a result of unrealized losses on available for sale securities), offset by the payment of dividends and repurchase of treasury stock. The change in unrealized losses on available for sale securities amounted to $198,000 (net of tax) for the first nine months of 2006; this change resulted from the effects of the increasing interest rate environment. Total dividends paid increased to $4.7 million in the nine-month period from $4.6 million in 2005, primarily as a result of an increase in the per share dividends rate to $0.48 from $0.45. In the three months ended September 30, 2006, the Company used $1.1 million to repurchase shares. Stockholders' equity to assets at September 30, 2006 was 7.38% compared to 7.21% at the end of 2005.

Cash dividends declared in the first nine months of 2006 were $0.48 per share compared with $0.45 in 2005. The Company provided a 6.7% increase in normal dividends per share in 2006 over 2005 as a result of earnings for 2006. Total funds utilized in the payment of dividends were $4.7 million in the first nine months of 2006, as compared to $4.6 million in the corresponding period of 2005.

On June 5, 2006, the Company's Board of Directors authorized management, in its discretion, to repurchase up to 300,000 shares, representing approximately 3.8% of the Company's common stock in a timeframe not to exceed June 30, 2007. Although the Company may not repurchase all 300,000 within the allotted time period, the program will allow the Company to repurchase its shares as opportunities arise at prevailing market prices in open market or privately negotiated transactions. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity. The Company repurchased 68,854 of its common shares in the third quarter of 2006 with a cash outlay of $1.1 million, or an average of $16.00 per share.

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

The redemption of these securities were funded through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities issued under the name Baylake Capital Trust II ("Trust II") that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. The initial rate on this financing for the second quarter was 6.31% and 6.85% for the third quarter. This lower rate has provided savings beginning in the second quarter of 2006 and management believes that the new financing should provide a better match for the overall interest rate sensitivity position of the Company going forward. For banking regulatory purposes, these securities are considered Tier 1 capital.

Management regularly reviews the adequacy of the Company's capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. Management believes that because of current capital levels and projected earnings levels, capital levels are more than adequate to meet the ongoing and future concerns of the Company.

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

At September 30, 2006 and December 31, 2005, the Company was categorized as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's category.

To be "well capitalized" under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents the Company's and the Bank's capital ratios as of September 30, 2006 and December 31, 2005:

                                    TABLE 13
                                 CAPITAL RATIOS
                                ($ in thousands)

                                                                                  Required To Be Well
                                                                 Required For      Capitalized under
                                                               Capital Adequacy    Prompt Corrective
                                                  Actual           Purposes        Action Provisions
                                             ---------------   ----------------   -------------------
                                              Amount   Ratio    Amount   Ratio      Amount   Ratio
                                             -------   -----    ------   -----      ------   -----
As of September 30, 2006
   Total Capital (to Risk Weighted Assets)
      Company                                100,559   10.88%   73,962   8.00%         N/A     N/A
      Bank                                    98,378   10.65%   73,924   8.00%      92,405   10.00%
   Tier 1 Capital (to Risk Weighted
      Assets)
      Company                                 92,339    9.99%   36,981   4.00%         N/A     N/A
      Bank                                    90,158    9.76%   36,962   4.00%      55,443    6.00%
   Tier 1 Capital (to Average Assets)
      Company                                 92,339    8.47%   43,631   4.00%         N/A     N/A
      Bank                                    90,158    8.27%   43.631   4.00%      54,539    5.00%
As of December 31, 2005

   Total Capital (to Risk Weighted Assets)
      Company                                 99,882   10.73%   74,472   8.00%         N/A     N/A
      Bank                                    97,327   10.51%   74,404   8.00%      93,005   10.00%
   Tier 1 Capital (to Risk Weighted Assets)
      Company                                 90,332    9.70%   37,236   4.00%         N/A     N/A
      Bank                                    87,778    9.44%   37,202   4.00%      55,803    6.00%
   Tier 1 Capital (to Average Assets)
      Company                                 90,332    8.27%   43,692   4.00%         N/A     N/A
      Bank                                    87,778    8.11%   43,590   4.00%      54,488    5.00%

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

As of September 30, 2006, the Company was in compliance with its management policies with respect to interest rate risk. The Company has not experienced any material changes to its market risk position since December 31, 2005, as described in the Company's 2005 Form 10-K Annual Report.

The Company's overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents the Company's projected changes in net interest income for the various rate shock levels at September 30, 2006.

                                    TABLE 14

                              INTEREST SENSITIVITY
                                ($ in thousands)

               Change in Net Interest Income over One Year Horizon

                                   At September 30, 2006                At December 31, 2005
Change in levels of          ---------------------------------   ---------------------------------
interest rates               Dollar change   Percentage change   Dollar change   Percentage change
-------------------          -------------   -----------------   -------------   -----------------
+200 bp                         $   851             2.3%            $ 2,572             6.8%
+100 bp                              88             0.2%              1,842             4.9%
Base                                  0               0%                  0               0%
-100 bp                          (1,684)           (4.5%)            (2,351)           (6.2%)
-200 bp                          (3,634)           (9.7%)            (4,905)          (13.0%)

As shown above, at September 30, 2006, the effect of an immediate 200 basis point increase in interest rates would increase the Company's net interest income by $851,000 or 2.3%. The effect of an immediate 200 basis point reduction in rates would decrease the Company's net interest income by $3.6 million or 9.7%.

Changes in the mix of earning assets and interest-bearing liabilities decreased the Company's asset sensitivity during the past twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURES CONTROLS AND PROCEDURES: The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2006. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company's disclosure controls and procedures to the Company required to be included in this quarterly report on Form 10-Q.

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

The following table provides the specified information about the repurchases of shares by the Company during the third quarter of 2006.

                                                                Total number of     Maximum number of
                                                              shares purchased as   shares that may be
                                                                part of publicly      purchased under
                           Total number of    Average price    announced plans or    the recent plans
Period                    shares purchased   paid per share         programs           or programs*
------                    ----------------   --------------   -------------------   ------------------
July 1 to 31, 2006                 --                --                  --               300,000
August 1, to 31, 2006          68,854            $16.00              68,854               231,146
September 1 to 30, 2006            --                --                  --               231,146

*    At period end.

The "price" used for these purposes is the fair market value of those shares on the date of purchase.

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

                                        BAYLAKE CORP.


Date: November 3, 2006                  /s/ Thomas L. Herlache
                                        ----------------------------------------
                                        Thomas L. Herlache
                                        President (CEO)


Date: November 3, 2006                  /s/ Steven D. Jennerjohn
                                        ----------------------------------------
                                        Steven D. Jennerjohn
                                        Treasurer (CFO)