Form 10-Q
period 2007-03-31
BAYLAKE CORP
filed 2007-05-14
CIK 275119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-8679

BAYLAKE CORP.

 (Exact name of registrant as specified in its charter)

Wisconsin	39-1268055
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

217 North Fourth Avenue, Sturgeon Bay, WI	54235
(Address of principal executive offices)	(Zip Code)

(920)-743-5551
(Registrant’s telephone number, including area code)

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

Yes                    No       X

Number of outstanding shares of common stock as of May 1, 2007:  7,839,262 shares

BAYLAKE CORP. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) as of March 31, 2007 and December 31, 2006	3
Consolidated Statements of Income and Comprehensive Income (Unaudited) for three months ended March 31, 2007 and 2006	4
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2007	5
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2007 and 2006	6 – 7

Notes to the Consolidated Unaudited Financial Statements	8 – 13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 31

Item 3. Quantitative and Qualitative Disclosure about Market Risk	31 – 32

Item 4. Controls and Procedures	32 – 33

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Default Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures
Exhibit 10.1 – Preferred Compensation Agreement between Baylake Bank (successor in interest to Bank of Sturgeon Bay) and Thomas L. Herlache dated January 1, 1988
Exhibit 10.2 – Baylake Bank (successor in interest of Bank of Sturgeon Bay) Non-qualified Retirement Trust effective December 31, 1992

Exhibit 31.1 Certification pursuant to Section 302

Exhibit 31.2 Certification pursuant to Section 302

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

BAYLAKE CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2007 and December 31, 2006

(Dollar amounts in thousands except share data)

March 31,	December 31,
2007	2006

ASSETS
Cash and due from financial institutions	$17,523	$22,685
Federal funds sold	5,233	-
Cash and cash equivalents	22,756	22,685

Securities available for sale	188,917	188,315
Loans held for sale	714	889
Loans, net of allowance of $13,834 and $8,058 at March 31, 2007
and December 31, 2006, respectively	812,946	811,510
Cash value of life insurance	22,715	24,239
Premises held for sale	673	673
Premises and equipment, net	27,506	27,732
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	7,113	5,760
Goodwill	5,840	5,723
Accrued interest receivable	6,607	6,183
Other assets	13,309	11,183

Total assets	$1,115,888	$1,111,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest-bearing	$96,161	$96,895
Interest-bearing	790,920	782,016
Total deposits	887,081	878,911

Federal Home Loan Bank advances	115,177	115,179
Federal funds purchased and repurchase agreements	4,921	4,480
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	12,394	13,568
Dividends payable	-	1,253
Total liabilities	1,035,673	1,029,491

Common stock, $5 par value, authorized 50,000,000; issued-
7,978,030 shares in 2007, 7,922,154 shares in 2006; outstanding-
7,836,017 shares in 2007, 7,830,141 shares in 2006	39,890	39,611
Additional paid-in capital	10,993	10,403
Retained earnings	32,624	35,134
Treasury stock (142,013 shares in 2007 and 92,013 shares in 2006)	(2,494)	(1,726)
Accumulated other comprehensive loss	(798)	(1,229)
Total stockholders’ equity	80,215	82,193

Total liabilities and stockholders’ equity	$1,115,888	$1,111,684

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

Three months ended March 31, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	2007	2006
Interest and dividend income
Loans, including fees	$ 15,495	$ 14,664
Taxable securities	1,597	1,571
Tax exempt securities	506	360
Federal funds sold and other	53	51
Total interest and dividend income	17,651	16,646

Interest expense
Deposits	7,952	6,342
Federal funds purchased and repurchase agreements	88	175
Federal Home Loan Bank advances and other debt	1,482	1,362
Subordinated debentures	284	889
Total interest expense	9,806	8,768

Net interest income	7,845	7,878
Provision for loan losses	5,985	200
Net interest income after provision for loan losses	1,860	7,678
Non-interest income
Fees from fiduciary activities	267	301
Fees from loan servicing	271	260
Fees for other services to customers	1,213	1,139
Gains from sales of loans	106	201
Increase in cash surrender value of life insurance	224	226
Other income	164	111
Total other income	2,245	2,238

Non-interest expenses
Salaries and employee benefits	5,151	4,992
Occupancy expense	609	579
Equipment expense	372	395
Data processing and courier	313	300
Operation of other real estate	280	43
Other operating expenses	1,741	1,815
Total non-interest expenses	8,466	8,124

Income (loss) before income tax expense(benefit)	(4,361)	1,792
Income tax expense (benefit)	(2,064)	468
Net income (loss)	$ (2,297)	$ 1,324
Comprehensive income (loss)	$ (1,866)	$ 964
Basic earnings (loss) per share	$ (0.29)	$ 0.17
Diluted earnings (loss) per share	$ (0.29)	$ 0.17
Dividends declared per share	$ 0.16	$ 0.16

See accompanying notes to Unaudited Consolidated Financial Statements                                    4

BAYLAKE CORP. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited) Three months ended March 31, 2007 (Dollar amounts in thousands except for share and per share data)

Accumulated
	Additional			Other
Common Stock	Paid-in	Retained	Treasury	Comprehensive	Total
Shares Amount	Capital	Earnings	Stock	Income (loss)	Equity

Balance, January 1, 2007	7,830,141	$39,611	$10,403	$35,134	$(1,726)	$(1,229)	$82,193
Net loss for the period	-	-	-	(2,297)	-	-	(2,297)
Net changes in unrealized gain on securities
available for sale, net of $242 deferred taxes	-	-	-	-	-	431	431
Total comprehensive (loss)							(1,866)
UFS stock options exercised	-	-	-	(51)	-	-	(51)
Adjustment for adoption of FIN 48	-	-	-	980	-	-	980
Adjustment for adoption of FASB 156, net of tax of $74	-	-	-	117	-	-	117
Stock compensation expense recognized	-	-	7	-	-	-	7
Stock options exercised	20,749	104	197	-	-	-	301
Common stock issued under dividend reinvestment plan	35,127	175	376	-	-	-	551
Treasury stock purchases	(50,000)	-	-	-	(768)	-	(768)
Tax benefit from exercise of stock options	-	-	10	-	-	-	10
Cash dividends declared ($0.16 per share)	-	-	-	(1,259)	-	-	(1,259)
Balance, March 31, 2007	7,836,017	$39,890	$10,993	$32,624	$(2,494)	$(798)	$80,215

 See accompanying notes to Unaudited Consolidated Financial Statements                                                                                               5

BAYLAKE CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Three months ended March 31, 2007 and 2006 (Dollar amounts in thousands)

	2007	2006

Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by
operating activities:
Net income (loss)	$(2,297)	$1,324
Adjustments to reconcile net income (loss) to net cash
provided to operating activities:
Depreciation and amortization	389	402
Amortization of debt issuance costs	-	475
Amortization of core deposit intangible	13	13
Provision for losses on loans	5,985	200
Net amortization of securities	32	44
Increase in cash surrender value of life insurance	(224)	(226)
Net gain on sale of loans	(106)	(201)
Proceeds from sale of loans held for sale	11,697	9,003
Origination of loans held for sale	(11,416)	(8,904)
Net change in valuation on mortgage servicing rights	83	-
Provision for valuation allowance on other real estate owned	64	47
Net gain from disposal of other real estate	(14)	(78)
Net loss from disposal of bank premises and equipment	1	2
Stock option compensation expense recognized	7	13
Tax benefit from exercised of stock options	(10)	(70)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,940)	(693)
Accrued expenses and other liabilities	(1,174)	122
Net cash provided by operating activities	1,090	1,473

Cash flows from investing activities:
Principal payments on securities available-for-sale	4,096	4,195
Purchase of securities available-for-sale	(4,057)	(6,545)
Proceeds from sale of other real estate owned	394	1,764
Loan originations and payments, net	(9,218)	(19,928)
Additions to premises and equipment	(164)	(461)
Proceeds from life insurance	2,431	-
Investment in bank-owned life insurance	(683)	(583)
Net cash used in investing activities	(7,201)	(21,558)

See accompanying notes to Unaudited Consolidated Financial Statements                             6

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months ended March 31, 2007 and 2006

(Dollar amounts in thousands)

	2007	2006

Cash flows from financing activities:
Net change in deposits	$8,170	$(5,625)
Net change in federal funds purchased and
repurchase agreements	441	24,545
Proceeds from Federal Home Loan Bank advances	-	10,000
Repayments on Federal Home Loan Bank advances	(2)	(15,001)
Redemption of subordinated debt	-	(16,100)
Proceeds from issuance of subordinated debt	-	16,100
Proceeds from exercise of stock options	301	161
Treasury stock purchases	(768)	-
Dividend reinvestment plan	552	-
Cash dividends paid	(2,512)	(2,489)
Net cash provided by financing activities	6,182	11,591

Net change in cash and cash equivalents	71	(8,494)

Beginning cash and cash equivalents	22,685	33,054

Ending cash and cash equivalents	$22,756	$24,560

See accompanying notes to Unaudited Consolidated Financial Statements                                           7

Notes to the Consolidated Unaudited Financial Statements

1.

The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.’s 2006 annual report on Form 10-K.  The accompanying consolidated financial statements are unaudited.  These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of March 31, 2007 and results of operations for the periods ending March 31, 2007 and 2006.    The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the entire year.

2.

Use of Estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, foreclosed assets, uncertain tax positions and fair values of financial instruments are particularly subject to change.

3.

Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by weighted average number of common shares and common stock equivalents.  The following table shows the computation of the basic and diluted earnings per share for the three months ended March 31 (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
(Numerator):
Net income (loss)	($2,297)	$1,324
(Denominator):
Weighted average number of common shares outstanding-basic	7,851,949	7,784,960
Dilutive effect of stock options	-	53,796
Weighted average of common shares outstanding and assumed conversion-diluted	7,851,949	7,838,756
Basic EPS	($0.29)	$0.17
Diluted EPS	($0.29)	$0.17

For the quarters ended March 31, 2007 and 2006, there are  357,491 and 60,000 outstanding stock options, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

4.

Cash Dividends

Baylake Corp. paid a cash dividend of $0.16 per share on March 15, 2007 to shareholders of record as of March 1, 2007.

Notes to the Consolidated Unaudited Financial Statements

5.

Adoption of New Accounting Standards:

The company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is being recorded.

In 2002, we purchased Bank Owned Life Insurance (BOLI) in two separate issuances.   At the time of our purchases, there were uncertainties with respect to the tax treatment of these BOLI products in general that served as a basis for establishing a tax liability.  The primary concern revolved around the taxability of the income derived from the separate account BOLI product due to issues surrounding the concept of investor control and other issues that arose in Corporate-Owned-Life Insurance (COLI).  We conducted a review of this uncertain tax position as of January 1, 2007 in accordance with FIN 48.  As a result of that analysis, we concluded that no tax liability was required.  Subsequent to our analysis, we reviewed IRS Revenue Ruling (2007-7), which clarifies their prior ruling positions on this subject and further supported our analysis.  Based on this new ruling, it appears much of the uncertainty regarding the IRS position has been resolved and the favorable tax status has been confirmed.

We have recorded a cumulative effect adjustment as of January 1, 2007 as follows (dollars in thousands):

Gross tax liability, beginning of period	$1,552
Current period change in tax benefits	6
Reduction in tax liability due to adoption of FIN 48	(980)

Gross tax liability, end of period	$ 578

The gross tax liability, end of period, is related to income earned by our subsidiary located in the state of Nevada.  Due to the State of Wisconsin Department of Revenue’s (DOR) change in position on the taxability of income from Nevada subsidiaries, and based on our analysis of FIN 48, we have accrued a liability of $578,000 as of March 31, 2007.  Our liability was $572,000 as of December 31, 2006.  Although these amounts have been accrued for, we anticipate to challenge any settlement proposal offered by the DOR, if offered.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  We are no longer subject to examination by U.S. Federal taxing authorities for years before 2002 and for Wisconsin state income taxes through 2000.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The company recognizes interest and/or penalties related to income tax matters in income tax expense.  Included in the $578,000 referred to above, is $116,000 of interest and penalties, net of federal tax benefit.

On January 1, 2007, we adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, and have elected to use the “fair value measurement method” to account for servicing assets    This statement provides the following:  1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur;

Notes to the Consolidated Unaudited Financial Statements

4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures.  As of January 1, 2007, the market value of our servicing assets was $191,000 higher than the carrying value, as such, we recorded a cumulative affect adjustment on that date in accordance with the provisions of the statement.

We classify servicing assets by the type of underlying loan serviced, which are currently conventional 1 - 4 family mortgage loans, as well as Small Business Administration (“SBA”) loans.  The servicing assets are valued based on a model that calculates the present value of expected future cash flows.  The model utilizes assumptions for prepayment speeds, discount rates and servicing costs.  Changes in prepayment speeds and discount rates could significantly change the value of the servicing assets.  Prepayment speeds are derived from the quoted market sources.  Discount rates are based on the risk-free rate for periods comparable to the expected life for 1 - 4 family loans.  Discount rates for SBA loans use a risk-free rate with an additional risk premium for periods comparable to the expected life.

For periods ended March 31, 2007 and 2006, we recorded $181,000 and $167,000 in servicing fees earned, which are included in “Fees from loan servicing” on the income statement.

A summary of changes in the servicing assets for the periods ended March 31, 2007 and 2006 are as follows:

	March 31, 2007	March 31, 2006
Beginning Balance	$ 1,655	$ 1,688¹
Increase upon adoption of SFAS 156	191	-
Gains recognized	37	81
Amortization expense	-	55
Change in Fair Market Value	83	-
Ending Balance	$1,800	$1,714

1 – Adjusted for adoption of SAB 108 in 2006, which increased the servicing assets by $477,000 as of January 1, 2006.  There was no impact on the 2006 first quarter results of operations as a result of adoption of this standard.

On January 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).  This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  As of year-end 2006, we had not completed our evaluation of this issue, although it was noted in our Form 10-K we expected our maximum exposure to be a reduction in currently recognized cash surrender value of approximately $419,000.  We have completed our evaluation of this issue and have determined that there is no impact to our financial statements.

Notes to the Consolidated Unaudited Financial Statements

6.

Newly Issued But Not Yet Effective Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  We have not completed our evaluation of the impact of the adoption of this standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post–employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.   This issue is effective for fiscal years beginning after December 15, 2007.  We have completed our evaluation of the adoption of EITF 06-4 and have determined that there is no impact to our financial statements.

In February 2007, the FASB issued FSAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale or trading securities.   For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are currently assessing the financial impact this Statement will have on our financial conditions or results of operations.

7.

Equity Investment

We own a 46% interest in United Financial Services, Inc. (“UFS”), a data processing service, as of March 31, 2007.  Our ownership interest totaled $3.4 million at both March 31, 2007 and December 31, 2006 and is reflected in the Other Assets in the “Consolidated Balance Sheets”.  In addition to the ownership interest, we appoint a member of the Board of Directors.  The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS.  The individual exercised 120 shares on January 15, 2007 at $1,000 per share and later sold 37.2854 shares back to UFS.  The net result was a reduction of 3.8% to our investment in UFS and recognized goodwill of $117,000 upon redemption of the shares.  Current book value of UFS is approximately $6,775 per share.  Any future exercise of the options or sale of the shares acquired upon exercise will have an effect of reducing our investment in UFS as well as a decrease of other income as those options are exercised.

8.

Allowance For Loan Losses

During the quarter, our overall credit process was evaluated and enhancements to the process have been made.  In January 2007, the position of Chief Credit Officer was created.  This position was developed to oversee the credit underwriting, loan processing, documentation, problem loan, credit review and collection areas.

Notes to the Consolidated Unaudited Financial Statements

Both as a result of this process and recent changes with several problem loans, the Provision for Loan Losses (PFLL) for the first three months of 2007 was $5,985,000 as compared to $200,000 for the first three months in 2006.  The calculation of the amount during the period took into account overall asset quality in the loan portfolio, including an increase in non-performing assets as well as changes in management philosophy.

Included in the non-accrual numbers are borrowings totaling $4.6 million to three related entities not previously analyzed for impairment since the loans were not on the problem loan list as of year-end 2006.  Several developments late in the first quarter resulted in an evaluation of the credit quality and collateral valuation.  Significant collateral shortfalls were identified.  Based on the findings, a specific allocation of $3.6 million was made for these related credits.  Management continues to monitor the credits and is attempting to perfect a lien on additional collateral located outside of the country.  In the event this happens, the collateral shortfall may be reduced but there are no assurances that the collateral position will be perfected, nor has the value of this additional collateral been evaluated.

During the quarter, there were several loans not previously analyzed for impairment for which new information became available.  As a result of the new developments, the credits were analyzed for impairment and specific allocations were assigned.  In addition, several other impaired loans were re-valued based on recent changes to the credits.  The result was an increase in the required allocation of the allowance for these loans under SFAS 114 of approximately $2 million.

Changes in the allowance for loan losses were as follows ($ in thousands):

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the year ended December 31, 2006
Allowance for Loan Losses (“ALL)
Balance at beginning of period	$ 8,058	$ 9,551	$ 9,551
Provision for loan losses	5,985	200	903
Charge-offs	(301)	(83)	(3,417)
Recoveries	92	70	1,021
Balance at end of period	$ 13,834	$ 9,738	$ 8,058

Net charge-offs (“NCOs:)	($ 209)	($ 13)	($ 2,396)

Information regarding impaired loans is as follows ($ in thousands):

	March 31, 2007	December 31, 2006

Impaired loans with no allocated allowance for loan loss	$7,910	$12,118
Impaired loans with allocated allowance for loan loss	29,819	15,614
Allowance allocated to impaired loans	7,790	2,176
Average impaired loans during the period	31,859	23,952

Notes to the Consolidated Unaudited Financial Statements

Nonperforming loans were as follows ($ in thousands):

	At or for the period ended March 31, 2007	At or for the period ended December 31, 2006

Nonaccrual loans	$ 37,729	$27,352
Loans restructured in a troubled debt restructuring	1,410	496
Accruing loans past due 90 days or more	-	-

Total nonperforming loans ("NPLs")	$ 39,139	$ 27,848

In previous reports, we indicated that one loan of about $8.1 million might be repaid upon sale of collateral real estate under an accepted full price offer to purchase, but that closing was subject to settlement of liens and claims against the property.  We then filed and completed foreclosure on a portion of the loans in the amount of $4.0 million.  We also previously reported that we were initiating additional foreclosure proceedings on the remaining loans of about $4.1 million.  However, despite negotiations with the Borrower and other third parties, the lien claims have not been resolved and previous foreclosure actions have been vacated by rulings granted in the courts.  We are seeking a consolidated foreclosure action on all of the loans and have recently commenced a new lawsuit against a municipality third party for damages relating to delays and obstructions of our right to pursue disposition of the property.

On April 30, 2007, management was notified that negotiations to sell or lease the property with a previously interested purchaser had dissolved.  No further negotiations with this purchaser are contemplated in the near term.   The loans remain on non-accrual, with no impairment valuation recognized (based on the analysis conducted by management under the provisions of SFAS 114.)  We believe that the value assigned to the loans in this relationship will not result in a material loss, however, our current intentions are to obtain a certified appraisal within a reasonable timeframe. If, based on any future information, we determine that impairment exists, we will recognize the impairment at that time.  As of March 31, 2007, our maximum exposure for these and related credits is $9.6 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to our business, individual or retail, and municipal customers, as well as a full range of trust, investment and cash management services.  We are a bank holding company of Baylake Bank, a Wisconsin state-chartered bank and member of the Federal Reserve and Federal Home Loan Bank.

The following sets forth management’s discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. for the three months ended March 31, 2007 and 2006 which may not be otherwise apparent from the consolidated financial statements included in this report. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

Forward-Looking Information

This discussion and analysis of financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management.  Such expressions of expectations are not historical in nature and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify in such forward-looking statements.  The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements.  Readers should not place undue expectations on any forward-looking statements.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2006, which are incorporated herein by reference; demand for financial products and financial services; the degree of competition by traditional and non-traditional financial services competitors; changes in banking legislation or regulations; changes in tax laws and the results of recent Wisconsin state tax developments; changes in interest rates; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the general economic conditions, nationally or in the State of Wisconsin.

Critical Accounting Policies

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company.  Some of these policies are more critical than others.

Allowance for Loan Losses:  The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and the estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, are not separately identified for impairment disclosures.

Foreclosed Assets:  Foreclosed assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, less estimated costs to sell, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Costs after acquisition are expensed.

Income tax accounting:  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes.  There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings.  We believe that the tax assets and liabilities, including tax reserves, are adequate and properly recorded in the consolidated financial statements.  The reserve does include specific reserves relative to our Nevada subsidiary.  For further discussion of uncertain tax positions, see Note 5 to the Consolidated Unaudited Financial Statements.

Income tax expense may be affected by developments in the state of Wisconsin.  Like many financial institutions that are located in Wisconsin, a subsidiary of our bank located in the state of Nevada holds and manages various investment securities.  Due to that fact that these subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation.  Although the Wisconsin Department of Revenue (“Department”) issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions, the Department representatives have stated that the Department intends to revoke those rulings and tax some or all these subsidiaries’ income, even though there has been no intervening change in the law.   The Department also implemented a program in 2003 for the audit of Wisconsin financial institutions that have formed and contributed assets to subsidiaries located in Nevada; to date, we have not been audited on these matters.

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

Results of Operations

The following table sets forth our net income and related summary information for the three month periods ended March 31, 2007 and 2006.

TABLE 1

SUMMARY RESULTS OF OPERATIONS

($ in thousands, except per share data)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Net income (loss), as reported	($ 2,297)	$ 1,324
EPS-basic, as reported	($ 0.29)	$ 0.17
EPS-diluted, as reported	($ 0.29)	$ 0.17
Cash dividends declared	$ 0.16	$ 0.16
Return on average assets	(0.82%)	0.48%
Return on average equity	(11.07%)	6.81%
Efficiency ratio, as reported (1)	80.91%	78.24%

(1)

Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains.

The decrease in net income for the three-month period is primarily due to a significant increase in the provision for loan losses, along with an increase in non-interest expense.  Refer to the “Provision for Loan Losses” and “Non-Interest Expense” sections for additional details.

Net Interest Income

Net interest income is the largest component of our operating income, accounting for 74.98% of total operating income for the three months ended March 31, 2007 compared to 78.5% for the same period in 2006.  Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets.  Interest fluctuations, together with changes in the volume and types of earning assets and interest-bearing liabilities, combine to affect total net interest income.  This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income.  Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis was $8.2 million for the three months ended March 31, 2007 and $8.1 million for the same period in 2006.  This resulted from an increase in interest income from loans and tax-exempt securities, offset by increased funding costs.

Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets.  The net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets.  The net interest margin for the first quarter of 2007 was 3.19%, down 4 basis points (“bps”) from 3.23% for the comparable period in 2006.

As the Federal Reserve Board (“FRB”) steadily increased short-term interest rates during the latter half of 2004 thru the second quarter of 2006 in an attempt to keep inflation in control, average interest rates were higher in the first quarter of 2007 than in the same period of 2006.   The Federal Funds rate at March 31, 2007 was at 5.25% compared to 4.75% at March 31, 2006 due to two rate increases during the second quarter of 2006 totaling 50 basis points.  Financial institutions’ competition for deposits continues to drive up the cost of funds and, as a result, net interest margin decreased in the first three months of 2007.

For the three months ended March 31, 2007, average-earning assets increased $20 million, or 2.0%, when compared to the same period last year.  An increase in average tax-exempt securities of $17 million, or 52.7% for March 31, 2007 over the same period in 2006, comprised the majority of the volume increase.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities.  For the first quarter of 2007 compared to the first quarter of 2006, the interest rate spread decreased 4 bps to 2.80%, the net result of a 32 bps increase in the yield on earning assets more than offset by a 36 bps increase in the cost of interest-bearing liabilities.  The increase in the rates paid on interest-bearing liabilities occurred as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and advances from the Federal Home Loan Bank.  Interest expense on the subordinated debentures was lower in 2007 due to the reduction in interest rates on the trust preferred securities as well as the elimination of the $475,015 of amortization expenses that were incurred in the first quarter of 2006.  This was the amortization expense of issuance costs related to the redemption of our trust preferred securities.

TABLE 2

NET INTEREST INCOME ANALYSIS ON A TAX –EQUIVALENT BASIS

($ in thousands)

Three months ended March 31,

	2007			2006
	Average Balance	Interest income/ Expense	Average yield/ Rate	Average Balance	Interest income/ Expense	Average yield/ rate
ASSETS
Earning assets:
Loans, net	$ 831,181	$ 15,607	7.51%	$ 826,052	$ 14,748	7.14%
Taxable securities	144,398	1,597	4.42%	146,309	1,571	4.30%
Tax exempt securities	50,295	767	6.10%	32,938	543	6.59%
Federal funds sold and interest bearing due from banks	4,325	53	4.93%	4,907	51	4.16%
Total earning assets	1,030,199	18,024	7.00%	1,010,206	16,913	6.68%
Non-interest earning assets	91,503			82,334

Total assets	$ 1,121,702			$ 1,092,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	796,143	7,952	4.00%	754,535	6,342	3.36%

Short-term borrowings	5,419	74	5.50%	13,083	163	4.98%
Customer repurchase agreements	1,294	14	4.14%	1,344	12	3.57%

Federal Home Loan Bank advances	115,179	1,482	5.15%	124,573	1,362	4.37%
Subordinated debentures	16,100	284	7.06%	16,816	889	21.15%
Total interest-bearing liabilities	$934,135	$9,806	4.20%	$ 910,351	$ 8,768	3.84%
Demand deposits	91,211			93,259
Accrued expenses and other liabilities	13,386			11,154
Stockholders’ equity	82,970			77,776

Total liabilities and stockholders’ equity	$ 1,121,702			$ 1,092,540

Interest rate spread		$ 8,218	2.80%		$ 8,145	2.84%
Net interest margin			3.19%			3.23%

The ratio of average earning assets to average total assets measures management’s ability to employ overall assets for the production of interest income.  This ratio was 91.8% and 92.5% for the first three months of 2007 and 2006, respectively.

Provision for Loan Losses

The provision for loan losses (“PFLL”) is the cost of providing an allowance for probable incurred losses.  The allowance consists of specific and general components.  Our internal risk system is used to identify loans that meet the criteria as being “impaired” under the definition of SFAS 114.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  These identified loans for potential impairment are assigned a loss allocation based upon that analysis.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.  These current factors include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, and management’s evaluation of loan quality, general economic factors and collateral values.

Please refer to the Notes to the Consolidated Unaudited Financial Statements numbers 8 above for additional discussion on the PFLL and credit processes.  As previously discussed in notes 8 , the PFLL for the first three months of 2007 was $5,985,000 compared to $200,000 for the first three months in 2006.    The calculation of the PFLL during the current period took into account overall asset quality in the loan portfolio, including an increase in non-performing assets as well as the change in management philosophy discussed above.

As described more fully in Table 6, non-accrual loans increased significantly during the first quarter of 2007.  See “Balance Sheet Analysis – Non-Performing Loans, Potential Problem Loans and Other Real Estate” below.  Included in the non-accrual numbers are borrowings totaling $4.6 million to three related entities not previously analyzed for impairment since the loans were not on the problem loan list as of year-end 2006.  Several developments late in the first quarter and early in the second quarter resulted in an evaluation of the credit quality and collateral valuation.  Weaknesses were identified and a significant collateral shortfall is estimated.  Based on the findings, a specific allocation of $3.6 million was made for these related credits.  Management continues to monitor the credits and is attempting to perfect a lien on additional collateral located outside of the country.  In such event, the collateral shortfall may be reduced, but there are no assurances that the collateral position will be perfected, nor has the value of this collateral been evaluated.   In addition, several other impaired loans were re-evaluated by the Chief

Credit Officer based on the approach discussed above.  The result was an increase in the required allocation of the allowance for these loans under SFAS 114 of approximately $2 million.

As reported in the table in note 8 of the Notes to the Consolidated Unaudited Financial Statements, net loan charge-offs in the first three months of 2007 were $209,000 compared with net charge-offs of $13,000 for the same period in 2006.   Net charge-offs to average loans were 0.10% for the first three months of 2007 compared to 0.01% for the same period in 2006.  For the three months ended March 31, 2007, non-performing loans increased $11 million.  Refer to the “Risk Management and the Allowance for Loan Losses” and “Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Management believes that the current provision conforms to our allowance for loan loss policy and is adequate in view of the present condition of our loan portfolio. However, a further decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area or otherwise, could affect the adequacy of the allowance.  Also, negative developments relating to our non-performing loans, including diminution of value of the collateral or increased costs of collection, could affect the adequacy of the allowance.  If there are significant unanticipated charge-offs against the allowance, or we otherwise determine that the allowance is inadequate, we will need to make higher provisions in the future which would negatively affect our earnings.

Non-Interest Income

Total non-interest income remained relatively stable at $2.4 million with an increase of $7,000 or 0.31% for the first quarter of 2007 compared to the first quarter of 2006.   The non-interest income to average assets ratio was 0.80% for the three months ended March 31, 2007 compared to 0.82% for the same period in 2006.

Table 3 reflects the various components of non-interest income for the comparable quarters.

TABLE 3

NON-INTEREST INCOME

($ in thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006	% Change from prior year
Fees from fiduciary activities	$ 267	$ 301	(11.3%)
Fees from loan servicing	271	260	4.2%
Service charges on deposit accounts	827	794	4.2%
Other fee income	173	165	4.8%
Financial services income	213	180	18.3%
Gains from sales of loans	106	201	(47.3%)
Increase in cash surrender value of life insurance	224	226	(0.9%)
Other income	164	111	47.7%

Total Non-Interest Income	$ 2,245	$ 2,238	0.3%

Gains on sales of loans decreased $95,000 for first quarter 2007 compared to the same period in 2006.  This was primarily due to adoption of FASB Statement No. 156 as discussed in Note 5 to the consolidated unaudited financial statements, along with a decrease in gain on commercial loan sales offset by an increase in mortgage loan sales gains.

Other income increased $52,000 for the periods compared above.  This is primarily due to a $36,000 increase in UFS income for the three months ended March 31, 2007 over the same period in 2006.

Non-Interest Expense

Non-interest expense increased $342,000 or 4.2%, to $8.5 million for the three months ended March 31, 2007 compared to the same period in 2006.  This was primarily attributable to an increase in the expenses for the operation of other real estate.  The non-interest expense to average assets ratio was 3.02% for the three months ended March 31, 2007 compared to 2.97% for the same period in 2006.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains.  The net overhead expenses to average assets ratio increased to 2.22% for the three months ended March 31, 2007 compared to 2.15% for the same period in 2006.   The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income.   The efficiency ratio increased to 80.9% for the three months ended March 31, 2007 from 78.2% for the comparable period last year.

TABLE 4

NON-INTEREST EXPENSE

($ in thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006	% Change from prior year
Salaries and employee benefits	5,151	4,992	3.2%
Occupancy	609	579	5.2%
Equipment	372	395	(5.8%)
Data processing and courier	313	300	4.3%
Operation of other real estate	280	43	551.2%
Business development and advertising	227	234	(3.0%)
Charitable contributions	92	76	21.1%
Stationary and supplies	130	104	25.0%
Director fees	110	119	(7.6%)
FDIC	26	27	(3.7%)
Legal and professional	258	205	25.9%
Other operating	898	1050	(14.5%)

Total non-interest expense	8,466	8,124	4.2%

Salaries and employee benefits showed an increase of $159,000, or 3.2%, to $5.2 million for the first quarter of 2007 compared to the same period in 2006.   The number of full-time equivalent employees was 336 as of March 31, 2007 compared to 324 at March 31, 2006, primarily the result of a new branch in Suamico that opened for business in August 2006, the expansion of our Cash Management department and the addition of Market President positions.

Expenses related to the operation of other real estate owned increased $237,000 or 551.2% to $280,000 for the three-month period ended March 31, 2007 compared to $43,000 for the same period in 2006.   Real estate property taxes and insurance premiums for parcels comprised approximately $180,000 of the amount.   The number of properties in other real estate totaled twenty and seventeen at March 31, 2007 and March 31, 2006, respectively.

Other operating expense decreased $152,000 for the three months ended March 31, 2007 to $898,000 compared to the same period in 2006.  The decrease was due in part to the elimination of costs related to various employee recruitment and search expenses, including those costs related to the searches for a new bank president/chief operating officer and a market president that were incurred during 2006.   This accounted for approximately $199,000 of the decrease, partially offset by an increase of $131,000 in loan and collection expense.

Income Taxes

Our income tax benefit for the three months ended March 31, 2007 was $2.1 million, versus an expense of $468,000 for the same period in 2006.  The tax benefit for the three-month period ended March 31, 2007 reflected our loss recognized before income tax.

Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy.  We undergo examinations by various taxing authorities.  Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.  See “Critical Accounting Policies-Income Tax Accounting” above regarding Wisconsin tax matters which may affect our income tax expense in future periods.

Balance Sheet Analysis

Loans

At March 31, 2007, total loans increased $7 million, or 0.9%, to $827 million from $820 million at December 31, 2006.  This was primarily due to an increase of $13 million, or 2.8%, in commercial real estate loan totals from December 31, 2006 to March 31, 2007.  This increase was partially offset by a $6 million net decline in the remainder of the portfolio during this period.

The following table reflects the composition (mix) of the loan portfolio:

TABLE 5

LOAN PORTFOLIO ANALYSIS

($ in thousands)

	March 31, 2007	December 31, 2006	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$477,779	$464,843	2.8%
1-4 family residential
First liens	80,414	88,397	(9.0%)
Junior liens	23,713	23,829	(0.5%)
Home equity	31,873	31,647	0.7%
Commercial, financial and agricultural	82,681	82,619	0.1%
Real estate-construction	97,648	94,082	3.8%
Installment
Credit cards and related plans	2,178	2,143	1.6%
Other	12,064	12,750	(5.4%)
Obligations of states and political subdivisions	18,835	19,633	(4.1%)
Less: deferred origination fees, net of costs	(405)	(375)	8.0%
Total	$826,780	$819,568	0.9%

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk.  To reflect this credit risk, we set aside an allowance for probable incurred credit losses through periodic charges to earnings.  These charges are shown in our consolidated income statement as provision for loan losses. See "Provision for Loan Losses" above.  Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and an on-going review of payment performance.  With the creation of the Chief Credit Officer, an updated credit procedure has been implemented.  The procedures include additional detail in the loan presentations and due diligence in the background research of both companies and guarantors.  New credits entering the bank, along with existing credits requesting new money, may require additional verification procedures over past practices. The level of detail for the verification procedures will be determined by the risks associated with the request.  Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses.  All specifically identifiable and quantifiable losses are charged off against the allowance when collectability is considered unlikely.  Charged-off loans are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and interest.

The ALL at March 31, 2007 was $13.8 million compared with $8.1 million at the end of 2006.  This increase was based on management's analysis of the loan portfolio risk at March 31, 2007 as discussed above.   As such, a provision expense of $5,985,000 was recorded for the three months ended March 31, 2007 as compared to the $200,000 provision recorded for the same period in 2006.

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

Based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 5, “Accounting for Contingencies,” and FASB Statements No. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the analysis of the ALL consists of two components:  (i) specific credit allocation established for expected losses resulting from an analysis developed through specific credit allocations on individual loans for which the recorded investment in the loan exceeds its fair value; and (ii) general portfolio allocation based on historical loan loss experience for each loan category and adjusted for economic conditions as well as specific and other factors in the markets in which we operate.

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

The ALL is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed quarterly and as either positive or negative adjustments become necessary, a corresponding increase or decrease is made in the provision for loan losses.  The composition of the loan portfolio has not significantly changed since year-end 2006.

Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years.  Should the economic climate deteriorate from current levels, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision.  In addition, declines in real estate values in our market areas may affect collateral values of loans secured by commercial or residential mortgages, which may require further re-evaluation of allowance levels.

Consideration for making such allocations is consistent with the factors discussed above and all of the factors are subject to change; thus, the allocation is not necessarily indicative of the loan categories in which future loan losses will occur.  It would also be expected that the amount allocated for any particular type of loan will increase or decrease proportionately to both the changes in the loan balances and to increases or decreases in the estimated loss in loans of that type.  In other words, changes in the risk profile of the various parts of the loan portfolio should be reflected in the allowance allocated.

While probable asset quality problems exist in the loan portfolio in view of collateral values, management believes sufficient ALL allocations have been provided in the ALL to absorb probable incurred losses in the loan portfolio at March 31, 2007.  Ongoing efforts are being made to collect these loans, and we involve the legal process for collection when necessary to minimize the risk of further deterioration of these loans.

While management uses available information to recognize losses on loans, future adjustments to the ALL may be necessary based on changes in economic conditions and the impact of such change on our borrowers.  As an integral part of their examination process, various regulatory agencies also review our ALL.  Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss.  This is accomplished by monitoring and reviewing credit policies and procedures on a regular basis, as well as reviewing specific credits periodically.

Non-performing loans are a leading indicator of future loan loss potential.  Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans.  Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due.  The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, interest credited to income is reversed.  If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.  Restructuring loans involve the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes.  Restructured loans involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined using a SFAS 114 analysis.

TABLE 6

NON-PERFORMING ASSETS

($ in thousands)

	At or for the period ended March 31, 2007	At or for the period ended December 31, 2006
Nonperforming Assets:
Nonaccrual loans	$ 37,729	$27,352
Loans restructured in a troubled debt restructuring	1,410	496
Accruing loans past due 90 days or more	-	-

Total nonperforming loans ("NPLs")	$ 39,139	$ 27,848
Other real estate owned	7,113	5,760

Total nonperforming assets ("NPAs")	$ 46,252	$ 33,608
Ratios:
ALL to NCO's (annualized)	16.55	3.36
NCO's to average loans (annualized)	0.10%	0.29%
ALL to total loans	1.67%	0.98%
NPL's to total loans	4.73%	3.39%
NPA's to total assets	4.14%	3.02%
ALL to NPL's	35.35%	28.94%

Non-accrual loans increased during the three months ended March 31, 2007 by $10 million from December 31, 2006. The increase is primarily attributable to three commercial relationships totaling $10 million for businesses that are experiencing difficulties in sales, cash flow, fiscal operations, and/or general management issues.  Two of these three non-performing relationships are secured primarily by commercial or residential real estate, and secondarily, by personal guarantees from principals of the respective borrowers.  As previously mentioned in the “Provision for Loan Losses” section above, the third relationship has a significant collateral shortfall.  This relationship totals $4.6 million and is secured by personal property and a contract assignment.  Management has allocated $3.8 million in the ALL on the basis of a SFAS 114 analysis for any loss estimated with respect to these three relationships.

Other real estate owned, which represents property that the Company acquired through foreclosure, deed in lieu of foreclosure or in satisfaction of debt, consisted of twenty properties at March 31, 2007 compared to seventeen properties at December 31, 2006.

Information regarding other real estate owned is as follows:

TABLE 7

OTHER REAL ESTATE OWNED

($ in thousands)

	March 31, 2007	December 31, 2006
Beginning Balance	$ 5,760	$ 3,333
Transfer of net realizable value to ORE	1,797	6,399
Sales Proceeds, net	(394)	(3,958)
Net gain from sale of ORE	14	76
Provision for ORE	(64)	(90)

Total Other Real Estate	$ 7,113	$ 5,760

Changes in the valuation allowance for losses on other real estate owned were as follows:

	March 31, 2007	December 31, 2006
Beginning Balance	$ 108	$ 267
Provision charged to operations	64	90
Amounts related to properties disposed	-	(249)

Balance at end of period	$ 172	$ 108

Investment Portfolio

The investment portfolio is intended to provide the Company with adequate liquidity, flexibility in asset/liability management and, lastly, an increase in its earning potential.

At March 31, 2007, the investment portfolio (which includes investment securities available for sale) remained relatively stable at $189 million as compared to $188 million at December 31, 2006.  At March 31, 2007, the investment portfolio represented 16.93% of total assets compared with 16.94% at December 31, 2006.

Securities available for sale consist of the following:

TABLE 8

INVESTMENT SECURITY ANALYSIS

At March 31, 2007

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
Obligations of U.S. Treasury & other U.S. agencies	90	(735)	57,751
Mortgage-backed securities	181	(1,201)	77,303
Obligations of states & political subdivisions	524	(135)	51,131
Private placement	15	-	1,015
Other securities	-	-	1,717

Total securities available for sale	$ 810	$ (2,071)	$ 188,917

At December 31, 2006

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
Obligations of U.S. Treasury & other U.S. Agencies	$ 69	$ (953)	$ 57,528
Mortgage-backed securities	154	(1,583)	78,226
Obligations of states & political subdivisions	512	(148)	50,059
Private placement	16	-	1,015
Other securities	-	-	1,487

Total securities available for sale	$ 751	$ (2,684)	$ 188,315

The decreases in unrealized losses are related principally to changes in interest rates.  As we have the intent and ability to hold these securities until forecasted recovery, which may be maturity in some instances, no declines were deemed to be other than temporary.

Deposits

Total deposits at March 31, 2007 increased $8 million, or 0.9%, to $887 million from $879 million at December 31, 2006.  Non-interest bearing deposits at March 31, 2007 decreased slightly to $96 million as compared to $97 million at December 31, 2006.  Interest-bearing deposits at March 31, 2007 increased $9 million, or 1.1%, to $791 million from $782 million at December 31, 2006.  Brokered CDs were relatively stable and totaled $105 million at March 31, 2007 compared to $104 million at December 31, 2006.  If liquidity concerns arise, we have alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself.  Increased competition for consumer deposits and customer awareness of interest rates continues to limit our core deposit growth in these types of deposits.  Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of our customer base as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.  Then, in the later half of the year, deposits tend to increase as a result of cash receipts during the tourist season.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2007 through competitive pricing of deposit products and through the branch delivery systems that have already been established and a new branch located in the Green Bay market that opened in the third quarter of 2006.  We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service.  We also may increase brokered time deposits during the remainder of the year 2007 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished.  Under that scenario, we will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.

Other Funding Sources

Securities under agreements to repurchase and federal funds purchased at March 31, 2007 increased $441,000 to $5 million from $4.5 million at December 31, 2006.

Federal Home Loan Bank Advances were stable at $115 million at March 31, 2007 and December 31, 2006. Typically, borrowings increase in order to fund growth in the loan portfolio in periods when loans increase more rapidly than deposits.  We will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient.  Additionally, the availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.  We anticipate we will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

Long-term Debt

In March 2006, we issued $16.1 million of trust preferred securities and $498,000 of trust common securities under the name Baylake Capital Trust II that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR.  This was issued to replace the trust preferred securities issued in 2001 under the Baylake Capital Trust I.  For banking regulatory purposes, these securities are considered Tier 1 capital.

The trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon us making payment on the related subordinated debentures to the trust.  Our obligations under the subordinated debentures constitute a full and unconditional guarantee by us of the trust’s obligation under the trust securities issued by the trust.

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

We utilize a variety of financial instruments in the normal course of business to meet the financial needs of our customers.  These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans.   Please refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for discussion with respect to our quantitative and qualitative disclosures about our fixed and determinable contractual obligations.  Items disclosed in Form 10-K have not materially changed since that report was filed.

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

TABLE 9

LENDING RELATED COMMITMENTS

($ in thousands)

	March 31, 2007	December 31, 2006
Commitments to fund home equity line loans	$ 50,862	$ 50,702
Commitments to fund residential real estate construction loans	1,654	2,195
Commitments unused on various other lines of credit loans	139,902	174,975
Total commitments to extend credit	$ 192,418	$ 227,872
Financial standby letters of credit	$ 19,907	$ 21,327

The following table summarizes our significant contractual obligations and commitments at March 31, 2007:

TABLE 10

CONTRACTUAL OBLIGATIONS

($ in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$ 315,611	$ 93,626	$ 4,906	$ -	$ 414,143
Federal funds purchased and repurchase agreements	4,921	-	-	-	4,921
Federal Home Loan Bank advances	85,000	30,177	-	-	115,177
Subordinated debentures	-	-	-	16,100	16,100
Operating leases	15	-	-	-	15
Total	$405,547	$ 123,803	$ 4,906	$ 16,100	$ 550,356

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities.  We and our subsidiary have different liquidity considerations.

Our primary sources of funds are dividends from our subsidiary, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of our common stock securities.  We manage our liquidity position in order to provide funds necessary to pay dividends to our shareholders and repurchase shares.  Dividends received from our subsidiary totaled $1.2 million for the first three months of 2007 and will continue to be our main source of long-term liquidity.  The dividends from our subsidiary along with existing cash were sufficient to pay cash dividends to our shareholders of $1.3 million in the first three months of 2007.

Our subsidiary meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests.  Liquidity is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of its assets; the ability to use its loan and investment portfolios as collateral for secured borrowings and strong capital positions.

Maturing investments have been a primary source of liquidity. For the three months ended March 31, 2007, principal payments totaling $4 million were received on investments.  We purchased $4 million in investments in the first three months of 2007.  At March 31, 2007 the investment portfolio contained $135.1 million of U.S. Treasury and federal agency backed securities, representing 71.5% of the total investment portfolio.   These securities tend to be highly marketable.

Deposit growth is typically another source of liquidity in the latter half of each year, although deposits typically shrink in the first half resulting in a use of cash.  The seasonal pattern results from the tourism-oriented businesses in our market area.  As a financing activity reflected in the March 31, 2007 Consolidated Statements of Cash Flows, deposits increased and resulted in $8.2 million of cash flow during the first three months of 2007.  Our overall deposit base increased 0.9% for the three months ended March 31, 2007.  Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on these deposits remained constant during the three-month period.  Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired.  Conversely, deposit outflow will cause a need to develop alternative sources of funds which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity.   There are $257.8 million, or 31.2%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans.  The liquidity position is influenced by changes in interest rates, economic conditions and competition.  Conversely, loan demand as a need for liquidity will cause us to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short-term borrowings at March 31, 2007, federal funds purchased and securities sold under agreements to repurchase totaled $5 million compared to $4 million at the end of 2006.  Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers.  Short-term and long-term borrowings from FHLB are another source of funds, and were stable at $115 million for both March 31, 2007 and December 31, 2006.

The liquidity resources were sufficient in the first three months of 2007 to fund the growth in loans and investments, increase the volume of interest earning assets and meet other cash needs as necessary.

We expect that deposit growth will continue to be the primary funding source of liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities and a strong capital position.  Although federal funds purchased and borrowings from the FHLB provided funds in the first three months of 2007, we expect deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits.  In addition, we may acquire additional brokered deposits as funding for short-term liquidity needs.  Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

In assessing liquidity, historical information such as seasonality (loan demand’s affect on liquidity which starts before and during the tourist season and deposit draw down which affects liquidity shortly before and during the early part of the tourist season), local economic cycles and the economy in general are considered along with the current ratios, our goals and our unique characteristics.   We believe that, in the current economic environment, our and our subsidiary’s liquidity position is adequate.  To our knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in our and our subisidiary’s liquidity.

 Capital Resources

Stockholders’ equity at March 31, 2007 and December 31, 2006 was $80 million and $82 million, respectively. In total, stockholders’ equity decreased $2 million or 2.4%.  The decrease in stockholders’ equity in 2007 was primarily related to our net loss of $2.4 million; the payment of dividends of $1.3 million and repurchase of 50,000 shares of treasury stock in the amount of $768,000, offset by $301,000 in proceeds from the exercise of stock options, the reversal of a $980,000 BOLI tax reserve and a $431,000 change in accumulated other comprehensive loss (as a result of a decrease in unrealized losses on available for sale securities).  Stockholders’ equity to assets at March 31, 2007 was 7.2% compared to 7.4% at the end of 2006.

Cash dividends declared in the first three months of 2007 were $0.16 per share which was the same as those paid in 2006.  Total funds utilized in the payment of dividends were stable at $2.5 million for both the first three months of 2007 and the corresponding period of 2006.

On June 5, 2006, our Board of Directors authorized management, in its discretion, to repurchase up to 300,000 shares, representing approximately 3.8% of our common stock, in a timeframe not to extend beyond June 30, 2007.  Although we may not repurchase all 300,000 shares within the allotted time period, the program will allow us to repurchase our shares as opportunities arise at prevailing market prices in open market or privately negotiated transactions.  Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders' equity.  We repurchased 50,000 of our common shares in the first quarter of 2007 with a cash outlay of $768,000, or an average of $15.36 per share.

We regularly review the adequacy of our capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines.  The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management.  We believe that because of current capital levels and projected earnings levels, capital levels are adequate to meet our ongoing and future concerns.

The Federal Reserve Board has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities.  All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%.  Of the 8% required, at least half must be comprised of core capital elements defined as Tier 1 capital.  The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet.  Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%.  Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

At March 31, 2007 and December 31, 2006, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that we believe have changed our category.

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The following table presents our and our subsidiary’s capital ratios as of March 31, 2007 and December 31, 2006:

TABLE 11

CAPITAL RATIOS

($ in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total Capital (to Risk Weighted Assets)
Company	$102,601	10.91%	$75,242	8.00%	N/A	N/A
Bank	$100,479	10.69%	$75,202	8.00%	$94,003	10.00%

Tier 1 Capital (to Risk Weighted Assets)
Company	$90,844	9.66%	$37,621	4.00%	N/A	N/A
Bank	$88,728	9.44%	$37,601	4.00%	$56,402	6.00%
Tier 1 Capital (to Average Assets)
Company	$90,844	8.14%	$44,620	4.00%	N/A	N/A
Bank	$88,728	7.97%	$44,541	4.00%	$55,676	5.00%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)
Company	$101,489	10.87%	$74,721	8.00%	N/A	N/A
Bank	$99,249	10.63%	$74,685	8.00%	$93,356	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$93,430	10.00%	$37,360	4.00%	N/A	N/A
Bank	$91,191	9.77%	$37,342	4.00%	$56,014	6.00%
Tier 1 Capital (to Average Assets)
Company	$93,430	8.53%	$43,826	4.00%	N/A	N/A
Bank	$91,191	8.53%	$43,789	4.00%	$54,736	5.00%

We believe that a strong capital position is necessary to take advantage of opportunities for profitable expansion of product and market share, and to provide depositor and investor confidence.  Our capital level is strong, but also must be maintained at an appropriate level to provide the opportunity for an adequate return on the capital employed.  We actively review our capital strategies to ensure that capital levels are appropriate based on the perceived business risks, further growth opportunities, industry standards, and regulatory requirements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

Our primary market risk exposure is interest rate risk.  Interest rate risk is the risk that our earnings and capital will be adversely affected by changes in interest rates.  We do not use derivatives to mitigate our interest rate risk.

Our earnings are derived from the operations of our direct and indirect subsidiaries with particular reliance on net interest income, calculated as the difference between interest earned on loans and investments and the interest expense paid on deposits and other interest bearing liabilities, including advances from FHLB and other borrowings.  Like other financial institutions, our interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Board of Governors of the Federal Reserve System.  Changes in the economic environment may influence, among other matters, the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing.  Fluctuations in interest rates are not predictable or controllable.

As of March 31, 2007, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2006, as described in our 2006 Form 10-K Annual Report.

Our overall interest rate sensitivity is demonstrated by net interest income analysis.  Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0%

to 2.0% increases and decreases in market interest rates.  The table below presents our projected changes in net interest income for the various rate shock levels at March 31, 2007.

TABLE 12

INTEREST SENSITIVITY

($ in thousands)

Change in Net Interest Income over One Year Horizon
	At March 31, 2007		At December 31, 2006
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	$ 1,479	4.2%	$164	0.5%
+100 bp	528	1.5%	87	0.3%
Base	-	-	-	-
-100 bp	(1,545)	(4.4%)	(1,064)	(3.1%)
-200 bp	(3,160)	(9.0%)	(2,522)	(7.3%)

As shown above, at March 31, 2007, the effect of an immediate 200 basis point increase in interest rates would increase our net interest income by $1.5 million or 4.2%.  The effect of an immediate 200 basis point reduction in rates would decrease our net interest income by $3.2 million or 9.0%.

Changes in the mix of earning assets and interest–bearing liabilities decreased our asset sensitivity during the past twelve months.

Computations of the prospective effects of hypothetical interest rate changes are based on numerous assumptions, including the relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results.  Actual values may differ from those projections set forth above, should market conditions vary from the assumptions used in preparing the analyses.  Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates.

Item 4.      Controls and Procedures

Disclosures Controls and Procedures:  Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2007.  Based on such evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in timely alerting them to material information relating to our disclosure controls and procedures required to be included in this quarterly report on Form 10-Q.

Internal Control Over Financial Reporting:  During the quarter, our overall credit process was evaluated and enhancements to the process have been made.  In January 2007, the position of Chief Credit Officer was created.  This position was developed to oversee the credit underwriting, loan processing, documentation, problem loan, credit review and collection areas.  The prior operation of these areas was philosophically different from the current structure implemented during the first quarter 2007.  With the creation of this position, updated credit procedures have been implemented.  The procedures include additional detail in the loan presentations and due diligence in the background research of both companies and guarantors.  New credits entering the bank, along with existing credits requesting new money, may require additional verification procedures over the past practices.  The level of detail for the verification procedures will be determined by the risks associated with the request.

The Chief Credit Officer was also tasked with evaluating the portfolio and moving out some long-standing problem credits.  Consequently, there is a more aggressive approach to remove the problem credits and improve asset quality.  As facts and circumstances surrounding impaired loans warrant, a re-evaluation by the Chief Credit Officer will be performed.  This approach has already led to a change in the impairment valuations.  The impairment process has been enhanced to require supplemental market data and support along with the routine site visits in an effort to identify any changes in collateral positions.

There have not been any other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.   Legal Proceedings

Baylake and its subsidiaries may be involved from time to time in various routine legal proceedings incidental to its business.  Neither Baylake nor any of its subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on the results of operations or financial position of Baylake.

Item  1A.  Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2006, our Board of Directors authorized management, in its discretion, to repurchase up to 300,000 shares of our common stock, representing approximately 3.8% of our common stock in a timeframe not to extend beyond June 30, 2007.  Although we may not repurchase all 300,000 shares within the allotted time period, the program will allow us to repurchase our shares as opportunities arise at prevailing market prices in open market or privately negotiated transactions.  Shares repurchased are held as treasury stock and, accordingly, are accounted for as a reduction of stockholders’ equity.

The following table provides the specified information about the repurchases of our shares during the first quarter of 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs*
January 2007	-	-	-	231,146
February 2007	-	-	-	231,146
March 2007	50,000	$15.36	50,000	181,146

*  At period end.

The “price” used for these purposes is the fair market value of those shares on the date of purchase.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are furnished herewith:

Exhibit Number       Description

10.1

Preferred Compensation Agreement between Baylake Bank (successor in interest to Bank of Sturgeon Bay) and Thomas L. Herlache dated January 1, 1988.

10.2

Baylake Bank (successor in interest of Bank of Sturgeon Bay) Non-qualified Retirement Trust effective December 31, 1992.

31.1

Certification under Section 302 of Sarbanes-Oxley by Thomas L. Herlache, Chief Executive Officer, is attached hereto.

31.2

Certification under Section 302 of Sarbanes-Oxley by Kevin L. LaLuzerne, Acting Chief Financial Officer, is attached hereto.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted    Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

32.2

Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date: May 11, 2007	/s/ Thomas L. Herlache
Thomas L. Herlache
Chairman (CEO)

Date: May 11, 2007	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer (Acting CFO)