Form 10-Q
period 2007-06-30
BAYLAKE CORP
filed 2007-08-08
CIK 275119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

                                                  (Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

             JUNE 30, 2007

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

Yes                              No             X

Number of outstanding shares of common stock as of July 23, 2007:  7,884,222 shares

BAYLAKE CORP. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	PAGE NO.

Item 1. Financial Statements

Consolidated Balance Sheets (Unaudited) as of June 30, 2007 and December 31, 2006	3
Consolidated Statements of Income and Comprehensive Income (Unaudited) for three and six months ended June 30, 2007 and 2006	4
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the six months ended June 30, 2007	5
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2007 and 2006	6 – 7

Notes to the Consolidated Unaudited Financial Statements	8 – 12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 33

Item 3. Quantitative and Qualitative Disclosure about Market Risk	33 – 34

Item 4. Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Default Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	35 – 36

Signatures

Exhibit 3.1 Articles of Amendment to Articles of Incorporation

Exhibit 3.2 Composite Articles of Incorporation

Exhibit 10.1 Amendments to Deferred Compensation Arrangements with Mr. Thomas Herlache and Summary of Benefits for serving as Chairman

Exhibit 31.1 Certification pursuant to Section 302

Exhibit 31.2 Certification pursuant to Section 302

Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350

Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

BAYLAKE CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2007 and December 31, 2006

(Dollar amounts in thousands except share data)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$ 21,795	$ 22,685

Securities available for sale	185,989	188,315
Loans held for sale	397	889
Loans, net of allowance of $11,548 and $8,058 at June 30, 2007 and December 31, 2006, respectively	803,202	811,510
Cash value of life insurance	23,014	24,239
Premises held for sale	673	673
Premises and equipment, net	27,200	27,732
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	5,919	5,760
Goodwill	5,840	5,723
Accrued interest receivable	6,133	6,183
Other assets	15,169	11,183

Total assets	$ 1,102,123	$ 1,111,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$ 98,362	$ 96,895
Interest-bearing	800,182	782,016
Total deposits	898,544	878,911
Federal Home Loan Bank advances	65,175	115,179
Federal funds purchased and repurchase agreements	30,496	4,480
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	12,595	13,568
Dividends payable	-	1,253
Total liabilities	1,022,910	1,029,491

Common stock, $5 par value, authorized 50,000,000; issued- 8,018,235 shares in 2007, 7,922,154 shares in 2006; outstanding- 7,876,222 shares in 2007, 7,830,141 shares in 2006	40,091	39,611
Additional paid-in capital	11,322	10,403
Retained earnings	32,782	35,134
Treasury stock (142,013 shares in 2007 and 92,013 shares in 2006)	(2,494)	(1,726)
Accumulated other comprehensive loss	(2,488)	(1,229)
Total stockholders’ equity	79,213	82,193

Total liabilities and stockholders’ equity	$ 1,102,123	$ 1,111,684

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

Three and six months ended June 30, 2007 and 2006

(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$ 15,285	$ 15,418	$ 30,779	$ 30,082
Taxable securities	1,522	1,570	3,119	3,141
Tax exempt securities	522	378	1,028	738
Federal funds sold and other	38	156	91	207
Total interest and dividend income	17,367	17,522	35,017	34,168

Interest expense
Deposits	8,101	7,090	16,053	13,432
Federal funds purchased and repurchase agreements	209	89	297	264
Federal Home Loan Bank advances and other debt	1,321	1,399	2,803	2,761
Subordinated debentures	262	257	546	1,146
Total interest expense	9,893	8,835	19,699	17,603

Net interest income	7,474	8,687	15,318	16,565
Provision for loan losses	-	61	5,985	261
Net interest income after provision for loan losses	7,474	8,626	9,333	16,304
Non-interest income
Fees from fiduciary activities	256	240	523	541
Fees from loan servicing	237	275	508	535
Fees for other services to customers	1,290	1,246	2,503	2,385
Gains from sales of loans	183	209	289	410
Net gains (loss) from sale and disposal of premises and equipment	(4)	185	(4)	185
Increase in cash surrender value of life insurance	312	175	536	401
Other income	139	151	303	262
Total other income	2,413	2,481	4,658	4,719

Non-interest expenses
Salaries and employee benefits	4,711	4,525	9,862	9,517
Occupancy expense	621	585	1,230	1,164
Equipment expense	394	445	766	840
Data processing and courier	320	315	633	615
Operation of other real estate	265	74	545	117
Other operating expenses	1,933	1,749	3,673	3,564
Total non-interest expenses	8,244	7,693	16,709	15,817

Income (loss) before income tax expense (benefit)	1,643	3,414	(2,718)	5,206
Income tax expense (benefit)	229	1,044	(1,836)	1,512
Net income (loss)	$ 1,414	$ 2,370	$ (882)	$ 3,694
Comprehensive income (loss)	$ (275)	$ 1,095	$ (2,141)	$ 2,059
Basic earnings (loss) per share	$ 0.18	$ 0.30	$ (0.11)	$ 0.47
Diluted earnings (loss) per share	$ 0.18	$ 0.30	$ (0.11)	$ 0.47
Dividends declared per share	$ 0.16	$ 0.16	$ 0.32	$ 0.32

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Six months ended June 30, 2007

(Dollar amounts in thousands except for share and per share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Equity

Balance, January 1, 2007	7,830,141	$ 39,611	$ 10,403	$ 35,134	$ (1,726)	$ (1,229)	$ 82,193
Net loss for the period	-	-	-	(882)	-	-	(882)
Net changes in unrealized gain (loss) on securities
available for sale, net of $682 deferred taxes	-	-	-	-	-	(1,259)	(1,259)
Total comprehensive loss							(2,141)
UFS stock options exercised	-	-	-	(51)	-	-	(51)
Adjustment for adoption of FIN 48	-	-	-	980	-	-	980
Adjustment for adoption of FASB 156, net of tax of $74	-	-	-	117	-	-	117
Stock compensation expense recognized	-	-	12	-	-	-	12
Stock options exercised	41,898	209	313	-	-	-	522
Common stock issued under dividend reinvestment plan	54,183	271	552	-	-	-	823
Treasury stock purchases	(50,000)	-	-	-	(768)	-	(768)
Tax benefit from exercise of stock options	-	-	42	-	-	-	42
Cash dividends declared ($0.32 per share)	-	-	-	(2,516)	-	-	(2,516)
Balance, June 30, 2007	7,876,222	$ 40,091	$ 11,322	$ 32,782	$ (2,494)	$ (2,488)	$ 79,213

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six months ended June 30, 2007 and 2006

(Dollar amounts in thousands)

2007

2006

Cash flows from operating activities:

Reconciliation of net income (loss) to net cash provided by

  operating activities:

Net income (loss)

$

(882)

$

3,694

Adjustments to reconcile net income (loss) to net cash

  provided to operating activities:

Depreciation and amortization

779

812

Amortization of debt issuance costs

-

475

Amortization of core deposit intangible

26

26

Provision for losses on loans

5,985

261

Net amortization of securities

71

85

Increase in cash surrender value of life insurance

(523)

(401)

Net gain on sale of loans

(289)

(410)

Proceeds from sale of loans held for sale

25,944

21,882

Origination of loans held for sale

(25,163)

(21,372)

Net change in valuation on mortgage servicing rights

67

-

Provision for valuation allowance on other real estate owned

133

47

Net gain from disposal of other real estate

(111)

(53)

Net loss (gain) from disposal of bank premises and equipment

4

(185)

Stock option compensation expense recognized

12

26

Tax benefit from exercise of stock options

(42)

-

Changes in assets and liabilities:

Accrued interest receivable and other assets

(2,815)

497

Accrued expenses and other liabilities

 (536)

1,273

Net cash provided by operating activities

2,660

6,657

Cash flows from investing activities:

Principal payments on securities available-for-sale

7,861

10,291

Purchase of securities available-for-sale

(7,547)

(25,222)

Proceeds from sale of other real estate owned

2,430

2,356

Loan originations and payments, net

(288)

(10,205)

Additions to premises and equipment

(251)

(3,579)

Proceeds from life insurance death benefit

2,431

-

Investment in bank-owned life insurance

(683)

(583)

Net cash provided by (used in) investing activities

3,953

(26,942)

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six months ended June 30, 2007 and 2006

(Dollar amounts in thousands)

2007

2006

Cash flows from financing activities:

Net change in deposits

$

19,633

$

14,331

Net change in federal funds purchased and

   repurchase agreements

26,016

20,879

Proceeds from Federal Home Loan Bank advances

30,000

45,000

Repayments on Federal Home Loan Bank advances

(80,002)

      (65,003)

Redemption of subordinated debt

-

(16,100)

Proceeds from issuance of subordinated debt

-

16,100

Proceeds from exercise of stock options

522

211

Tax benefit from exercise of stock options

  42

-

Treasury stock purchases

(768)

80

Dividend reinvestment plan

823

-

Cash dividends paid

(3,769)

(3,737)

Net cash provided by (used in) financing activities

 (7,503)

11,761

Net change in cash and cash equivalents

(890)

(8,524)

Beginning cash and cash equivalents

22,685

33,054

Ending cash and cash equivalents	$ 21,795	$ 24,530

See accompanying notes to Unaudited Consolidated Financial Statements.

Notes to the Consolidated Unaudited Financial Statements

1.

The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.’s 2006 annual report on Form 10-K.  The accompanying consolidated financial statements are unaudited.  These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of June 30, 2007 and results of operations for the periods ending June 30, 2007 and 2006.    The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire year.

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

	Three months ended June 30,		Six months ended June 30,
	(Net income in thousands)
	2007	2006	2007	2006
(Numerator):
Net income (loss)	$1,414	$2,370	$ (882)	$ 3,694
(Denominator):
Weighted average number of common shares outstanding-basic	7,851,622	7,803,193	7,851,785	7,794,127
Dilutive effect of stock options	15,405	50,450	-	51,745
Weighted average number of common shares outstanding-diluted	7,867,027	7,853,643	7,851,785	7,845,872
Basic EPS	$0.18	$0.30	$(0.11)	$0.47
Diluted EPS	$0.18	$0.30	$(0.11)	$0.47

At June 30, 2007 and 2006, there are 191,294 and 60,000 outstanding stock options, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

4.

Cash Dividends

Baylake Corp. paid a cash dividend of $0.16 per share on June 15, 2007 to shareholders of record as of June 1, 2007.

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

We have recorded a cumulative effect adjustment as of January 1, 2007 as follows (dollars in thousands):

Gross tax liability, beginning of period	$1,552
Current period change in tax benefits	11
Reduction in tax liability due to adoption of FIN 48	(980)

Gross tax liability, end of period	$ 583

The gross tax liability, end of period, is related to income earned by our subsidiary located in the state of Nevada.  Due to the State of Wisconsin Department of Revenue’s (DOR) change in position on the taxability of income from Nevada subsidiaries, and based on our analysis of FIN 48, we have accrued a liability of $583,000 as of June 30, 2007.  Our liability was $572,000 as of December 31, 2006.  Although these amounts have been accrued for, we anticipate to challenge any settlement proposal offered by the DOR, if offered.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  We are no longer subject to examination by U.S. Federal taxing authorities for years before 2002 and for Wisconsin state income taxes through 2000.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The company recognizes interest and/or penalties related to income tax matters in income tax expense.  Included in the $583,000 referred to above, is $116,000 of interest and penalties, net of federal tax benefit.

On January 1, 2007, we adopted FASB Statement No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, and have elected to use the “fair value measurement method” to account for servicing assets.  This statement provides the following:  1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading

Notes to the Consolidated Unaudited Financial Statements

securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value (versus those measures using the amortization method) in the statement of financial position and additional footnote disclosures.  As of January 1, 2007, the market value of our servicing assets was $191,000 higher than the carrying value, as such, we recorded a cumulative affect adjustment on that date in accordance with the provisions of the statement.

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

7.     Equity Investment

We own a 46% interest in United Financial Services, Inc. (“UFS”), a data processing service, as of June 30, 2007.  Our ownership interest totaled $3.5 million and $3.4 million at June 30, 2007 and December 31, 2006, respectively, and is reflected in the Other Assets in the “Consolidated Balance Sheets”.  In addition to the ownership interest, we appoint a member of the Board of Directors.  The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS.  The individual exercised 120 shares on January 15, 2007 at $1,000 per share and later sold 37.2854 shares back to UFS.  The net result was a reduction of 3.8% to our investment in UFS and recognized goodwill of $117,000 upon redemption of the shares.  Current book value of UFS is approximately $7,002 per share.  Any future exercise of the options or sale of the shares acquired upon exercise will have an effect of reducing our investment in UFS as well as a decrease of other income as those options are exercised.

Notes to the Consolidated Unaudited Financial Statements

8.    Allowance For Loan Losses

During the first quarter, our overall credit process was evaluated and enhancements to the process were made.  In January 2007, the position of Chief Credit Officer was created.  This position was developed to oversee the credit underwriting, loan processing, documentation, problem loan, credit review and collection areas.

Both as a result of this process and changes with several problem loans, the Provision for Loan Losses (PFLL) for the first three months of 2007 was $5,985,000 as compared to $200,000 for the first three months in 2006.  The calculation of the amount during the first quarter took into account overall asset quality in the loan portfolio, including an increase in non-performing assets as well as changes in management philosophy.

During the second quarter of 2007, net loan charge-offs of $2.3 million were recorded compared to $400,000 for the same period one year ago.  Since charge-offs had been related to loans with corresponding specific loan loss allocations,  no additional provision was necessary in the quarter.  This compares to a provision of $61,000 in the second quarter of 2006.

Late in the first quarter of 2007, borrowings totaling $4.6 million to three related entities were analyzed for impairment.  Based on the findings, a specific allocation of $3.6 million was made for these related credits.  During the second quarter, a charge-off of $1.5 million was taken related to that credit.  Management continues to monitor the credits and is still in the process of attempting to perfect a lien on additional collateral located outside of the country.  We expect this process to be completed by the end of the third quarter.  In the event this happens, the collateral shortfall may be reduced but there are no assurances that the collateral position will be perfected, nor has the value of this additional collateral been evaluated.

Changes in the allowance for loan losses were as follows ($ in thousands):

	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Allowance for Loan Losses (“ALL”)
Balance at beginning of period	$ 8,058	$ 9,551
Provision for loan losses	5,985	261
Charge-offs	(2,739)	(782)
Recoveries	244	395
Balance at end of period	$ 11,548	$ 9,425

Net charge-offs (“NCOs”:)	($ 2,495)	($ 387)

Notes to the Consolidated Unaudited Financial Statements

Information regarding impaired loans is as follows ($ in thousands):

	June 30, 2007	March 31, 2007	December 31, 2006

Impaired loans with no allocated allowance for loan loss	$13,956	$7,910	$12,118
Impaired loans with allocated allowance for loan loss	31,917	29,819	15,614
Allowance allocated to impaired loans	5,736	7,790	2,176
Average impaired loans during the period	37,883	31,859	23,952

Nonperforming loans were as follows ($ in thousands):

	At June 30, 2007	At March 31, 2007	At December 31, 2006

Nonaccrual loans	$ 45,873	$ 37,729	$ 27,352
Loans restructured in a troubled debt restructuring	475	1,410	496
Accruing loans past due 90 days or more	-	-	-

Total nonperforming loans ("NPLs")	$ 46,348	$ 39,139	$ 27,848

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

On April 30, 2007, management was notified that negotiations to sell or lease the commercial property with a previously interested purchaser had dissolved.  The loans remain on non-accrual, with no impairment valuation recognized (based on the analysis conducted by management under the provisions of SFAS 114.)  We believe that the value assigned to the loans in this relationship will not result in a material loss; however, our current intentions are to obtain a certified appraisal within a reasonable timeframe. If, based on any future information we determine that impairment exists; we will recognize the impairment at that time.  As of June 30, 2007, our maximum exposure for these and related credits is $9.6 million.

On July 23, 2007, bankruptcy documents were filed relating to this commercial credit and the court approved a debtor-in-control account.  The debtor attorney is in contact with a number of interested parties.  The objection period for creditors expires September 30, 2007, at which point the bank expects to take possession and liquidate the property.

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

The following sets forth management’s discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. for the three and six months ended June 30, 2007 and 2006 which may not be otherwise apparent from the consolidated financial statements included in this report. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

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

In July 2007, the Department contacted us to begin discussions on the issue.  They requested, and we complied with, an agreement to extend the 2002 income and franchise tax year to March 15, 2008.

Results of Operations

The following table sets forth our net income and related summary information for the three and six month periods ended June 30, 2007 and 2006.

TABLE 1

SUMMARY RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss), as reported	$ 1,414	$ 2,370	$ (882)	$ 3,694
EPS-basic, as reported	$ 0.18	$ 0.30	$ (0.11)	$ 0.47
EPS-diluted, as reported	$ 0.18	$ 0.30	$ (0.11)	$ 0.47
Cash dividends declared	$ 0.16	$ 0.16	$ 0.32	$ 0.32
Return on average assets	0.51%	0.86%	(0.16)%	0.67%
Return on average equity	7.15%	12.12%	(2.18)%	9.47%
Efficiency ratio, as reported (1)	80.28%	67.21%	80.60%	72.46%

(1)

Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains.

The decrease in net income for the three-month period is primarily due to an increase in interest expense on interest-bearing liabilities, along with an increase in non-interest expense.  Refer to the “Net Interest Income” and “Non-Interest Expense” sections for additional details.  The decrease in net income for the six-month period is primarily due to a significant increase in the provision for loan losses.

Net Interest Income

Net interest income is the largest component of our operating income, accounting for 76.5% of total operating income for the three months ended June 30, 2007 compared to 78.3% for the same period in 2006.  Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets.  Interest fluctuations, together with changes in the volume and types of earning assets and interest-bearing liabilities, combine to affect total net interest income.  This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income.  Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis was $7.9 million for the three months ended June 30, 2007 and $9.0 million for the same period in 2006.  This decrease resulted from both a decrease in interest income from loans and tax-exempt securities, as well as increased funding costs.  The decrease in interest income on loans was primarily due to approximately $1.2 million of foregone interest on non accrual loans for the three month period ended June 30, 2007.  During the six months ended June 30, 2007, net interest income on a tax equivalent basis decreased $1.0 million, or 6.1%, to $16.1 million from $17.1 million for the same period in 2006.  Affecting the decrease in net interest income was a 54 basis-point (“bps”) increase in the cost of deposits from 3.51% for the first six months of 2006 to 4.05% for the comparable period in 2007.  The end result was a 40 bps increase in the cost of interest bearing liabilities from 3.85% in 2006 to 4.25% in 2007.  The increase was partially offset by a 14 bps increase in interest earning assets to 6.99% in 2007 from 6.85% in 2006.

Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets.  The net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets.  The net interest margin for the second quarter of 2007 was 3.09%, down 44 bps from 3.53% for the comparable period in 2006.

Average interest rates were higher during the second quarter of this year versus a year ago, as the Federal Reserve Board (“FRB”) ended 24 months of rate increases with two increases of 25 bps each in the second quarter of 2006.  The Federal Funds target rate was adjusted to 5.25% in June of last year and remains unchanged at that level as of June 30, 2007.  Competition among financial institutions for deposits continues to drive up the cost of funds, contributing to a decrease in net interest margin in the first six months of 2007.

For the three months ended June 30, 2007, average-earning assets increased $486,000, or 0.05%, when compared to the same period last year.  An increase in average tax-exempt securities of $16.6 million, or 47.2% for June 30, 2007 over the same period in 2006, comprised the majority of the volume increase.  This was offset by decreases of $4.1 million, or 0.5% in loans, $2.5 million, or 1.7% in taxable securities, and $8.8 million, or 85.8% in federal funds sold.  For the six months ended June 30, 2007, average-earning assets increased $10.1 million, or 1.0%, when compared to the same period a year ago.  This was primarily due to an increase of $16.7 million, or 49.3% in tax-exempt securities, partially offset by a $4.2 million decrease, or 67.7% in federal funds sold.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities.  For the second quarter of 2007 compared to the same period for 2006, the interest rate spread decreased 47 bps to 2.68%, the net result of a two bps decrease in the yield on earning assets and a 45 bps increase in the cost of interest-bearing liabilities.  The increase in the rates paid on interest-bearing liabilities occurred as a result of a higher cost of funding from deposits and other wholesale funding such as federal funds purchased and advances from the Federal Home Loan Bank.  Interest expense on the subordinated debentures was lower in 2007 due to the reduction in interest rates on the trust preferred securities as well as the elimination of the $475,015 of amortization expenses that were incurred in the first quarter of 2006.  This was the amortization expense of issuance costs related to the redemption of our trust-preferred securities.  For the six months ended June 30, 2007, the interest rate spread decreased 26 bps to 2.74% from 3.00% for the six months ended June 30, 2006.  The average yield on earning assets increased 14 bps to 6.99% from 6.85%, while the average rate paid on interest-bearing liabilities increased 40 bps when comparing the six months ended June 30, 2007 with the same period in 2006.

TABLE 2

NET INTEREST INCOME ANALYSIS ON A TAX –EQUIVALENT BASIS

($ in thousands)

Three months ended June 30,

	2007			2006
	Average Balance	Interest income/ Expense	Average yield/ Rate	Average Balance	Interest income/ Expense	Average yield/ rate
ASSETS
Earning assets:
Loans, net	$ 819,842	$ 15,398	7.51%	$ 823,936	$ 15,501	7.53%
Taxable securities	142,523	1,522	4.27%	145,043	1,570	4.33%
Tax exempt securities	51,677	791	6.12%	35,104	574	6.54%
Federal funds sold and interest bearing due from banks	3,096	38	4.90%	12,569	156	4.96%
Total earning assets	1,017,138	17,749	6.98%	1,016,652	17,801	7.00%
Non-interest earning assets	88,055			84,408

Total assets	$ 1,105,193			$ 1,101,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	790,315	8,101	4.10%	775,806	7,090	3.66%

Short-term borrowings	11,726	164	5.59%	6,394	78	4.88%
Customer repurchase agreements	3,742	45	4.94%	1,086	11	4.05%
Federal Home Loan Bank advances	98,967	1,321	5.34%	118,534	1,399	4.72%
Subordinated debentures	16,100	262	6.50%	16,100	257	6.39%
Total interest-bearing liabilities	$920,850	$9,893	4.30%	$ 917,920	$ 8,835	3.85%
Demand deposits	91,453			92,205
Accrued expenses and other liabilities	13,779			12,696
Stockholders’ equity	79,111			78,239

Total liabilities and stockholders’ equity	$ 1,105,193			$ 1,101,060

Interest rate spread		$ 7,856	2.68%		$ 8,966	3.15%
Net interest margin			3.09%			3.53%

Six months ended June 30,

	2007			2006
	Average Balance	Interest income/ Expense	Average yield/ Rate	Average Balance	Interest income/ Expense	Average yield/ rate
ASSETS
Earning assets:
Loans, net	$ 825,734	$ 31,006	7.51%	$ 824,989	$ 30,249	7.33%
Taxable securities	143,415	3,119	4.35%	145,745	3,141	4.31%
Tax exempt securities	50,684	1,558	6.15%	33,955	1,117	6.58%
Federal funds sold and interest bearing due from banks	3,671	91	4.95%	8,760	207	4.73%
Total earning assets	1,023,504	35,773	6.99%	1,013,449	34,714	6.85%
Non-interest earning assets	89,504			83,374

Total assets	$ 1,113,008			$ 1,096,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	793,213	16,053	4.05%	765,228	13,432	3.51%

Short-term borrowings	8,590	238	5.54%	9,720	241	4.96%
Customer repurchase agreements	2,525	59	4.69%	1,214	23	3.79%
Federal Home Loan Bank advances	107,028	2,803	5.24%	121,537	2,761	4.54%
Subordinated debentures	16,100	546	6.78%	16,456	1,146	13.93%
Total interest-bearing liabilities	$927,456	$19,699	4.25%	$ 914,155	$ 17,603	3.85%
Demand deposits	91,333			92,730
Accrued expenses and other liabilities	13,293			11,922
Stockholders’ equity	80,926			78,016

Total liabilities and stockholders’ equity	$ 1,113,008			$ 1,096,823

Interest rate spread		$ 16,074	2.74%		$ 17,111	3.00%
Net interest margin			3.14%			3.38%

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average earning assets to average total assets.  This ratio was 92.0% and 92.4% for the first six months of 2007 and 2006, respectively.

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

Please refer to the Note 8 to the Consolidated Unaudited Financial Statements above for additional discussion on the PFLL and credit processes.  As previously discussed in Note 8, the PFLL for the first three months of 2007 was $5,985,000 compared to $200,000 for the first three months in 2006.    For the second quarter, there was no provision recorded compared to $61,000 for the second quarter of 2006.

As described more fully in Table 6, non-accrual loans increased $18.5 million during the first six months of 2007.  See “Balance Sheet Analysis – Non-Performing Loans, Potential Problem Loans and Other Real Estate” below.  The increase in non-accrual loans during the quarter did not result in increased provision as these loans had been previously analyzed for impairment and appropriate provisions made.

As reported in the table in Note 8 of the Notes to the Consolidated Unaudited Financial Statements, net loan charge-offs in the first six months of 2007 were $2.5 million compared with net charge-offs of $390,000 for the same period in 2006.   Net charge-offs to average loans were 0.30% for the first six months of 2007 compared to 0.05% for the same period in 2006.  For the three months ended June 30, 2007, non-performing loans increased $7.2 million.  Refer to the “Risk Management and the Allowance for Loan Losses” and “Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Management believes that the current provision conforms to our allowance for loan loss policy and represents our probable incurred credit losses in view of the present condition of our loan portfolio. However, a further decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area or otherwise, could affect the allowance for loan losses.  Also, negative developments relating to our non-performing loans, including diminution of value of the collateral or increased costs of collection, could affect the allowance for loan losses.  If there are significant unanticipated charge-offs against the allowance, or we otherwise determine that the allowance is inadequate, we will need to make higher provisions in the future, which would negatively affect our earnings.

Non-Interest Income

Total non-interest income remained relatively stable at $2.4 million with a decrease of $68,000 or 2.7% for the three months ended June 30, 2007 compared to the same period in 2006.  For the six months ended June 30, 2007, total non-interest income was $4.7 million, a decrease of $61,000 or 1.3%. The non-interest income to average assets ratio was 0.87% for the six months ended June 30, 2007 compared to 0.90% for the same period in 2006, a decrease of 0.03%.   For the six months ended June 30, 2007, the non-interest income to average assets ratio was 0.84% compared to 0.86% for the same period in 2006.  Contributing to the decrease was a decline in the gain on sale of loans of $121,000 or 29.5%, and a decline in gain realized on the sale of fixed assets of $189,000.  In 2006, a gain of $185,000 was recognized on the sale of land located near our I43 branch.

Table 3 reflects the various components of non-interest income for the comparable quarters.

TABLE 3

NON-INTEREST INCOME

($ in thousands)

	Three months ended			Six months ended
	June 30, 2007	June 30, 2006	% Change	June 30, 2007	June 30, 2006	% Change
Fees from fiduciary services	256	$ 240	6.7%	523	$ 541	-3.3%
Fees from loan servicing	237	275	-13.8%	508	535	-5.0%
Service charges on deposit accounts	916	851	7.6%	1,743	1,645	6.0%
Other fee income	158	165	-4.2%	331	330	0.3%
Financial services income	216	230	-6.1%	429	410	4.6%
Gains from sales of loans	183	209	-12.4%	289	410	-29.5%
Net gains (loss) from sale of premises and equipment	(4)	185	-102.2%	(4)	185	-102.2%
Increase in cash surrender value of life insurance	312	175	78.3%	536	401	33.7%
Death benefits realized	-	23	-100.00%	-	23	-100.0%
Other income	139	128	8.6%	303	239	26.8%

Total Non-Interest Income	$ 2,413	$ 2,481	-2.7%	$ 4,658	$ 4,719	-1.3%

Gains on sales of loans decreased $121,000 for the first six months of 2007 compared to the same period in 2006.  This was primarily due to adoption of FASB Statement No. 156 as discussed in Note 5 to the consolidated unaudited financial statements, along with a decrease in gain on commercial loan sales offset by an increase in mortgage loan sales gains.

Other income increased $64,000 for the six month periods compared above.  This is primarily due to a $43,000 increase in UFS income for the six months ended June 30, 2007 over the same period in 2006.

Non-Interest Expense

Non-interest expense increased $551,000 or 7.2%, to $8.2 million for the three months ended June 30, 2007 compared to the same period in 2006.  This was primarily attributable to increases in the operation of other real estate, FDIC insurance assessments, and loan and collection expenses.  This was partially offset by a reduction in business development and advertising expenses.  For the six months ended June 30, 2007, total non-interest expense increased $892,000 or 5.7%, to $16.7 million compared to the same period in 2006.  The non-interest expense to average assets ratio was 2.99% for the three months ended June 30, 2007 compared to 2.79% for the same period in 2006.  For the six months ended June 30, 2007, the non-interest expense ratio to average assets was 3.00% compared to 2.88% for the six months ended June 30, 2006.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains.  The net overhead expenses to average assets ratio increased to 2.11% for the three months ended June 30, 2007 compared to 1.89% for the same period in 2006.  For the six months ended June 30, 2007, the net overhead expenses to average assets ratio was 2.17% compared to 2.02% for the six months ended June 30, 2006.   The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest

income on a fully taxable equivalent basis and total non-interest income.   The efficiency ratio increased to 80.3% for the three months ended June 30, 2007 from 67.2% for the comparable period last year.  For the six months ended June 30, 2007, the efficiency ratio was 80.6% compared to 72.5% for the same period in 2006.

TABLE 4

NON-INTEREST EXPENSE

($ in thousands)

	Three months ended			Six months ended
	June 30, 2007	June 30, 2006	% Change	June 30, 2007	June 30, 2006	% Change
Salaries and employee benefits	4,711	$ 4,525	4.1%	9,862	$ 9,517	3.6%
Occupancy	621	585	6.2%	1,230	1,164	5.7%
Equipment	394	445	-11.5%	766	840	-8.8%
Data processing and courier	320	315	1.6%	633	615	2.9%
Operation of other real estate owned	265	74	258.1%	545	117	365.8%
Business development & advertising	36	243	-85.2%	263	477	-44.9%
Charitable contributions	(19)	30	-163.3%	73	106	-31.1%
Stationary and supplies	159	158	0.6%	289	262	10.3%
Director fees	116	152	-23.7%	226	271	-16.6%
FDIC	125	26	380.8%	151	53	184.9%
Legal and professional	195	45	333.3%	453	250	81.2%
Loan and collection	494	263	87.8%	494	307	60.9%
Other operating	827	832	-0.4%	1,724	1,838	-6.2%

Total Non-Interest Expense	$ 8,244	$ 7,693	7.2%	$ 16,709	$ 15,817	5.6%

Salaries and employee benefits showed an increase of $186,000, or 4.1%, to $4.7 million for the three month period ended June 30, 2007, compared to the same period in 2006.   The number of full-time equivalent employees was 326 as of June 30, 2007 compared to 326 at June 30, 2006.

Expenses related to the operation of other real estate owned increased $191,000 or 258.1% to $265,000 for the three-month period ended June 30, 2007 compared to $74,000 for the same period in 2006.   Real estate property taxes and insurance premiums for parcels comprised approximately $91,000 of the amount.  In addition, $194,000 of expenses was incurred for the operation of a large commercial property located in Green Bay, and $69,000 of valuation write-downs was taken on various real estate properties.  This was partially offset by net gains on sale of other real estate properties of $98,000 for the quarter.   The number of properties in other real estate totaled eighteen and ten at June 30, 2007 and June 30, 2006, respectively.

For the three-month period ended June 30, 2007, FDIC insurance expense increased $99,000, or 380.8% from the same period a year ago.  During the period, our assessment included an FDIC charge of $217,000 in addition to the Financing Corporation (FICO) assessment of approximately $25,000.  The FDIC charge was partially offset by a portion of our share of the one-time assessment credit pool, thus reducing the charge to $99,000 for the quarter.  Our remaining share of the pool of $427,000 will be used to offset future FDIC assessments.  We anticipate our future assessments for FDIC premiums will continue at the same level as the second quarter of 2007 until the one-time credit pool is fully absorbed.  At that point, we expect our premiums to significantly increase.

Loan and collection expenses increased $231,000 for the three months ended June 30, 2007 to $494,000 compared to the same period in 2006.  The increase is partly attributable to legal fees of $85,000 on various properties in the legal process, $87,000 in property tax expense on a property that is in the foreclosure process, and $44,000 of expenses related to a borrower that is experiencing cash flow problems.  These expenses are expected to continue in the future, as our level of non-performing loans remains high.  Legal fees from outside law firms will continue to rise since we have outsourced a majority of our legal process.

Income Taxes

Our income tax expense for the three months ended June 30, 2007 was $229,000, versus an expense of $1.0 million for the same period in 2006.   For the six months ended June 30, 2007, our income tax benefit was $1.8 million compared to an expense of $1.5 million for the same period in 2006. The tax benefit for the current year reflects our year-to-date loss recognized before income tax for the six-month period.

Our effective tax rate (income expense divided by income before taxes) was 13.9% for the three months ended June 30, 2007 compared with 30.6% for the same period in 2006.  The effective tax rate of 13.9% consisted of a federal effective tax rate of 13.5% and Wisconsin State effective tax rate of 0.4%.  Taxable income decreased while tax-exempt interest income from investments increased, which caused the change in the effective tax rate.

Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy.  We undergo examinations by various taxing authorities.  Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.  See “Critical Accounting Policies-Income Tax Accounting” above regarding Wisconsin tax matters, which may affect our income tax expense in future periods.

Balance Sheet Analysis

Loans

At June 30, 2007, total loans decreased $4.8 million, or 0.6%, to $815 million from $820 million at December 31, 2006.  This was primarily due to a decrease of $10.0 million, or 11.3%, in first lien residential real estate loan totals from December 31, 2006 to June 30, 2007.  This decrease was partially offset by a $5.4 million increase in real estate construction loans during the period.

The following table reflects the composition (mix) of the loan portfolio:

TABLE 5

LOAN PORTFOLIO ANALYSIS

($ in thousands)

	June 30, 2007	December 31, 2006	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$463,383	$464,843	(0.3%)
1-4 family residential
First liens	78,370	88,397	(11.3%)
Junior liens	24,619	23,829	3.3%
Home equity	31,614	31,647	(0.1%)
Commercial, financial and agricultural	84,321	82,619	2.1%
Real estate-construction	99,512	94,082	5.8%
Installment
Credit cards and related plans	2,191	2,143	2.2%
Other	12,115	12,750	(5.0%)
Obligations of states and political subdivisions	19,032	19,633	(3.1%)
Less: deferred origination fees, net of costs	(407)	(375)	8.5%
Total	$814,750	$819,568	(0.6%)

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

The ALL at June 30, 2007 was $11.5 million compared with $8.1 million at the end of 2006.  This increase was based on management's analysis of the loan portfolio risk at June 30, 2007 as discussed above.   As such, a provision expense of $5,985,000 was recorded for the six months ended June 30, 2007 as compared to the $261,000 provision recorded for the same period in 2006.

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

Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years.  Should the economic climate further deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require further increases in the provision.  In addition, declines in real estate values in our market areas may affect collateral values of loans secured by commercial or residential mortgages, which may require further re-evaluation of allowance levels.

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

While probable asset quality problems exist in the loan portfolio in view of collateral values, management believes sufficient ALL allocations have been provided in the ALL to absorb probable incurred losses in the loan portfolio at June 30, 2007.  Ongoing efforts are being made to collect these loans, and we involve the legal process for collection when necessary to minimize the risk of further deterioration of these loans.

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

Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss.  Monitoring and reviewing credit policies and procedures on a regular basis, as well as reviewing specific credits periodically accomplish this.

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

TABLE 6

NON-PERFORMING ASSETS

($ in thousands)

	June 30, 2007	December 31, 2006	June 30, 2006
Nonperforming Assets:
Nonaccrual loans	$ 45,873	$27,352	$ 28,677
Loans restructured in a troubled debt restructuring	475	496	-
Accruing loans past due 90 days or more	-	-	-

Total nonperforming loans ("NPLs")	$ 46,348	$ 27,848	$ 28,677
Other real estate owned	5,919	5,760	1,374

Total nonperforming assets ("NPAs")	$ 52,267	$ 33,608	$ 30,051
Ratios:
ALL to NCO's (annualized)	2.31	3.36	12.18
NCO's to average loans (annualized)	0.60%	0.29%	0.09%
ALL to total loans	1.42%	0.98%	1.15%
NPL's to total loans	5.69%	3.39%	3.49%
NPA's to total assets	4.74%	3.02%	2.72%
ALL to NPL's	24.92%	28.94%	32.87%

Non-accrual loans increased during the six months ended June 30, 2007 by $18.5 million from December 31, 2006. The increase is primarily attributable to six commercial relationships totaling $16 million for businesses that are experiencing difficulties in sales, cash flow, fiscal operations, and/or general management issues.  Five of these six non-performing relationships are secured primarily by commercial or residential real estate, and secondarily, by personal guarantees from principals of the respective borrowers.  As previously mentioned in the “Provision for Loan Losses” section above, the other relationship has a significant collateral shortfall.  This relationship totals $3.2 million and is secured by personal property and a contract assignment.  Management has allocated $2.2 million in the ALL on the basis of a SFAS 114 analysis for any loss estimated with respect to this relationship.

Other real estate owned, which represents property that we have acquired through foreclosure, deed in lieu of foreclosure or in satisfaction of debt, consisted of eighteen properties at June 30, 2007 compared to seventeen properties at December 31, 2006.

Information regarding other real estate owned is as follows:

TABLE 7

OTHER REAL ESTATE OWNED

($ in thousands)

	June 30, 2007	December 31, 2006	June 30, 2006
Beginning Balance	$ 5,760	$ 3,333	$3,333
Transfer of net realizable value to ORE	2,611	6,399	391
Sales Proceeds, net	(2,430)	(3,958)	(2,356)
Net gain from sale of ORE	111	76	53
Provision for ORE	(133)	(90)	(47)

Total Other Real Estate	$ 5,919	$ 5,760	$1,374

Changes in the valuation allowance for losses on other real estate owned were as follows:

	June 30, 2007	December 31, 2006
Beginning Balance	$ 108	$ 267
Provision charged to operations	133	90
Amounts related to properties disposed	(9)	(249)

Balance at end of period	$ 232	$ 108

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and, lastly, an increase in its earning potential.

At June 30, 2007, the investment portfolio (which includes investment securities available for sale) decreased $2.3 million to $186.0 million as compared to $188.3 million at December 31, 2006.  At June 30, 2007, the investment portfolio represented 16.88% of total assets compared with 16.94% at December 31, 2006.

Securities available for sale consist of the following:

TABLE 8

INVESTMENT SECURITY ANALYSIS

At June 30, 2007

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Treasury & other U.S. agencies	15	(1,241)	57,154
Mortgage-backed securities	10	(1,791)	74,055
Obligations of states & political subdivisions	143	(1,010)	52,016
Other securities	-	-	2,764

Total securities available for sale	$ 168	$ (4,042)	$ 185,989

At December 31, 2006

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Treasury & other U.S. agencies	$ 69	$ (953)	$ 57,528
Mortgage-backed securities	154	(1,583)	78,226
Obligations of states & political subdivisions	512	(148)	50,059
Private placement	16	-	1,015
Other securities	-	-	1,487

Total securities available for sale	$ 751	$ (2,684)	$ 188,315

The decreases in unrealized losses are related principally to changes in interest rates.  As we have the intent and ability to hold these securities until forecasted recovery, which may be maturity in some instances, no declines were deemed to be other than temporary.

Deposits

Total deposits at June 30, 2007 increased $19.6 million, or 2.2%, to $898.5 million from $878.9 million at December 31, 2006.  Non-interest bearing deposits at June 30, 2007 increased to $98.4 million as compared to $96.9 million at December 31, 2006.  Interest-bearing deposits at June 30, 2007 increased $18.2 million, or 2.32%, to $800.2 million from $782.0 million at December 31, 2006.  Brokered CDs were relatively stable and totaled $105.8 million at June 30, 2007 compared to $104 million at December 31, 2006.  If liquidity concerns arise, we have alternative sources of funds such as lines with correspondent banks and borrowing arrangements with FHLB should the need present itself.  Increased competition for consumer deposits and customer awareness of interest rates continues to limit our core deposit growth in these types of deposits.  Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of our customer base as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.  Then, in the later half of the year, deposits tend to increase as a result of cash receipts during the tourist season.

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

Other Funding Sources

Securities under agreements to repurchase and federal funds purchased at June 30, 2007 increased $26.0 million to $30.5 million from $4.5 million at December 31, 2006.  Federal funds purchased accounted for $18.4 million of the increase while repurchase agreements accounted for the remaining $7.6 million.  In the second quarter, efforts were made to sweep commercial deposits for our larger depositors to internal Baylake Bank accounts rather than to sweep to external accounts.  This provides us with an additional source of funds.

Federal Home Loan Bank Advances decreased $50 million at June 30, 2007 to $65.2 million. Part of this decrease was a result of the increase in balances in repurchase agreements and federal funds purchased already described.  The remaining decrease was because customer deposits grew faster than loans during the first six months of the year, reducing our reliance on outside funds to support loan growth.  We will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient.  Additionally, the availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.  We anticipate we will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

Long-term Debt

In March 2006, we issued $16.1 million of trust preferred securities and $498,000 of trust common securities under the name Baylake Capital Trust II that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR.  This was issued to replace the trust-preferred securities issued in 2001 under the Baylake Capital Trust I.  For banking regulatory purposes, these securities are considered Tier 1 capital.

The trust’s ability to pay amounts due on the trust preferred securities are solely dependent upon us making payment on the related subordinated debentures to the trust.  Our obligations under the subordinated debentures constitute a full and unconditional guarantee by us of the trust’s obligation under the trust securities issued by the trust.

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

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

TABLE 9

LENDING RELATED COMMITMENTS

($ in thousands)

	June 30, 2007	December 31, 2006
Commitments to fund home equity line loans	$ 49,376	$ 50,702
Commitments to fund residential real estate construction loans	3,375	2,195
Commitments unused on various other lines of credit loans	142,016	174,975
Total commitments to extend credit	$ 194,767	$ 227,872
Financial standby letters of credit	$ 19,756	$ 21,327

The following table summarizes our significant contractual obligations and commitments at June 30, 2007:

TABLE 10

CONTRACTUAL OBLIGATIONS

($ in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$ 349,648	$ 70,308	$ 4,239	$ -	$ 424,195
Federal funds purchased and repurchase agreements	30,496	-	-	-	30,496
Federal Home Loan Bank advances	65,000	175	-	-	65,175
Subordinated debentures	-	-	-	16,100	16,100
Operating leases	3	-	-	-	3
Total	$445,147	$ 70,483	$ 4,239	$ 16,100	$ 535,969

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities.  Our subsidiary and we have different liquidity considerations.

Our primary sources of funds are dividends from our subsidiary, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of our common stock securities.  We manage our liquidity position in order to provide funds necessary to pay dividends to our shareholders and repurchase shares.  Dividends received from our subsidiary totaled $1.7 million for the first six months of 2007 and will continue to be our main source of long-term liquidity.  The dividends from our subsidiary along with existing cash were sufficient to pay cash dividends to our shareholders of $3.8 million in the first six months of 2007.

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

Maturing investments have been a primary source of liquidity. For the six months ended June 30, 2007, principal payments totaling $7.9 million were received on investments.  We purchased $7.5 million in investments in the first six months of 2007.  At June 30, 2007 the investment portfolio contained $131.2 million of U.S. Treasury and federal agency backed securities, representing 70.6% of the total investment portfolio.   These securities tend to be highly marketable.

Deposit growth is typically another source of liquidity in the latter half of each year, although deposits typically shrink in the first half resulting in a use of cash.  The seasonal pattern results from the tourism-oriented businesses in our market area.  As a financing activity reflected in the June 30, 2007 Consolidated Statements of Cash Flows, deposits increased and resulted in $19.6 million of cash flow during the first six months of 2007.  Our overall deposit base increased 2.2% for the six months ended June 30, 2007.  Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on these deposits remained constant during the six-month period.  Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired.  Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity.   There are $271.9 million, or 33.8%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans.  The liquidity position is influenced by changes in interest rates, economic conditions and competition.  Conversely, loan demand as a need for liquidity will cause us to acquire other sources of funding which could be harder to find; therefore more costly to acquire.

Within the classification of short-term borrowings at June 30, 2007, federal funds purchased and securities sold under agreements to repurchase totaled $30.5 million compared to $4.5 million at the end of 2006.  Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers.  Short-term and long-term borrowings from FHLB are another source of funds, and were $65.2 million for June 30, 2007 and $115.2 million at December 31, 2006.

The liquidity resources were sufficient in the first six months of 2007 to reduce our Federal Home Loan Bank advances and meet other cash needs as necessary.

We expect that deposit growth will continue to be the primary funding source of liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities and a strong capital position.  Although federal funds purchased and borrowings from the FHLB provided funds in the first six months of 2007, we expect deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits.  In addition, we may acquire additional brokered deposits as funding for short-term liquidity needs.  Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

In assessing liquidity, historical information such as seasonality (loan demand’s affect on liquidity which starts before and during the tourist season and deposit draw down which affects liquidity shortly before and during the early part of the tourist season), local economic cycles and the economy in general are considered along with the current ratios, our goals and our unique characteristics.   We believe that, in the current economic environment, our and our subsidiary’s liquidity position is adequate.  To our knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in material increases or decreases in our and our subsidiary’s liquidity.

 Capital Resources

Stockholders’ equity at June 30, 2007 and December 31, 2006 was $79.2 million and $82.2 million, respectively. In total, stockholders’ equity decreased $3.0 million or 3.6%.  The decrease in stockholders’ equity in 2007 was primarily related to the declaration of dividends of $2.5 million, the repurchase of 50,000 shares of treasury stock in the amount of $768,000, our net loss of $882,000, and a $1.3 million change in accumulated other comprehensive loss (as a result of an increase in unrealized losses on available for sale securities), offset by $522,000 in proceeds from the exercise of stock options, and adjustment of $980,000 related to the adoption of FIN 48.  Stockholders’ equity to assets at June 30, 2007 was 7.2% compared to 7.4% at the end of 2006.

Cash dividends declared in the first six months of 2007 were $0.32 per share, which was the same as those declared in 2006.  Total funds utilized in the payment of dividends were stable at $3.8 million and $3.7 million for the first six months of 2007 and 2006, respectively.

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

At June 30, 2007 and December 31, 2006, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that we believe have changed our category.

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.  There are no material commitments for capital expenditures.

The following table presents our and our subsidiary’s capital ratios as of June 30, 2007 and December 31, 2006:

TABLE 11

CAPITAL RATIOS

($ in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Capital (to Risk Weighted Assets)
Company	$103,148	11.15%	$73,978	8.00%	N/A	N/A
Bank	$101,457	10.96%	$74,025	8.00%	$92,531	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$91,600	9.91%	$36,989	4.00%	N/A	N/A
Bank	$89,891	9.71%	$37,012	4.00%	$55,519	6.00%
Tier 1 Capital (to Average Assets)
Company	$91,600	8.33%	$43,960	4.00%	N/A	N/A
Bank	$89,891	8.19%	$43,929	4.00%	$54,912	5.00%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)
Company	$101,489	10.87%	$74,721	8.00%	N/A	N/A
Bank	$99,249	10.63%	$74,685	8.00%	$93,356	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$93,430	10.00%	$37,360	4.00%	N/A	N/A
Bank	$91,191	9.77%	$37,342	4.00%	$56,014	6.00%
Tier 1 Capital (to Average Assets)
Company	$93,430	8.53%	$43,826	4.00%	N/A	N/A
Bank	$91,191	8.33%	$43,789	4.00%	$54,736	5.00%

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

As of June 30, 2007, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2006, as described in our 2006 Form 10-K Annual Report.

Our overall interest rate sensitivity is demonstrated by net interest income analysis.  Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates.  The table below presents our projected changes in net interest income for the various rate shock levels at June 30, 2007.

TABLE 12

INTEREST SENSITIVITY

($ in thousands)

Change in Net Interest Income over One Year Horizon
	At June 30, 2007		At December 31, 2006
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	$ (1,857)	(6.1%)	$164	0.5%
+100 bp	(850)	(2.8%)	87	0.3%
Base	-	-	-	-
-100 bp	628	2.1%	(1,064)	(3.1%)
-200 bp	1,091	3.6%	(2,522)	(7.3%)

As shown above, at June 30, 2007, the effect of an immediate 200 basis point increase in interest rates would decrease our net interest income by $1.9 million or 6.1%.  The effect of an immediate 200 basis point reduction in rates would increase our net interest income by $1.1 million or 3.6%.

During the first six months of 2007, the bank shortened the duration of their liabilities by replacing fixed rate wholesale borrowings with either variable rate or short term borrowings and by offering rate incentives in the form of a short term CD special to attract retail customers to shorter term deposits.  This effort has contributed to the shift from a position of slight asset sensitivity to one of liability sensitivity.

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

Item 4.      Controls and Procedures

Disclosures Controls and Procedures:  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2007.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in timely alerting them to material information relating to our disclosure controls and procedures required to be included in this quarterly report on Form 10-Q.

Internal Control Over Financial Reporting:  During the quarter, we continued with the enhancements to the credit process that were implemented in the first quarter of 2007.  The updated credit process included:  (1) additional detail in loan presentations, (2) due diligence in the background research of both companies and guarantors, (3) additional verification procedures to new credits as well as existing credits requesting new money, (4) a more aggressive approach to remove the problem credits and improve asset quality, and (5) require supplemental market data and support along with routine site visits in an effort to identify any changes in collateral positions.

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

Item  1A.  Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.  There have been no material changes to the risk factors since then.

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

During the second quarter of 2007, there were no repurchases of shares and the repurchase program expired on June 30, 2007.

On July 17, 2007, our Board of Directors authorized management, in its discretion, to repurchase up to 300,000 shares of our common stock, representing approximately 3.8% of our common stock in a timeframe not to extend beyond June 30, 2008.  Shares repurchased will be held as treasury stock and, accordingly, will be accounted for as a reduction of stockholder’s equity.

During the second quarter of 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

The following exhibits are furnished herewith:

Exhibit Number       Description

3.1

Articles of Amendment to Articles of Incorporation

3.2

Composite Articles of Incorporation

10.1

Amendments to Deferred Compensation Arrangements with Mr. Thomas Herlache and Summary of Benefits for serving as Chairman

31.1

Certification under Section 302 of Sarbanes-Oxley by Robert J.Cera, Chief Executive Officer, is attached hereto.

31.2

Certification under Section 302 of Sarbanes-Oxley by Kevin L. LaLuzerne, Chief Financial Officer, is attached hereto.

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

                       BAYLAKE CORP.

Date:  August 08, 2007                                                     /s/ Robert J. Cera

                                                                                              Robert J. Cera

                                                                                              President (CEO)

Date: August 08, 2007                                                     /s/ Kevin L. LaLuzerne

                                                                                               Kevin L. LaLuzerne

                                                                                                Treasurer (CFO)