Form 10-Q
period 2007-09-30
BAYLAKE CORP
filed 2007-11-09
CIK 275119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

                                         (Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED	September 30, 2007

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-8679

BAYLAKE CORP.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1268055
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

217 North Fourth Avenue, Sturgeon Bay, WI	54235
(Address of principal executive offices)	(Zip Code)

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

Yes                              No             X

Number of outstanding shares of common stock as of November 2, 2007:  7,837,070 shares

___________________________________________________________________________________________________

BAYLAKE CORP. AND SUBSIDIARIES

INDEX

PART I – FINANCIAL INFORMATION	PAGE NO.
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited) as of September 30, 2007 and December 31, 2006	3
Consolidated Statements of Income and Comprehensive Income (Unaudited) for three and nine months ended September 30, 2007 and 2006	4
Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2007	5
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and 2006	6 – 7
Notes to the Consolidated Unaudited Financial Statements	8 – 12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 32
Item 3. Quantitative and Qualitative Disclosure about Market Risk	32 – 33
Item 4. Controls and Procedures	33 – 34
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	35
Signatures
Exhibit 31.1 Certification pursuant to Section 302
Exhibit 31.2 Certification pursuant to Section 302
Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350
Exhibit 32.2 Certification pursuant to 18 U.S.C. Section 1350 ____________________________________________________________________________________________

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

BAYLAKE CORP.

CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2007 and December 31, 2006

(Dollar amounts in thousands except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$ 24,614	$ 22,685
Securities available for sale	201,446	188,315
Loans held for sale	949	889
Loans, net of allowance of $10,507 and $8,058 at September 30, 2007
and December 31, 2006, respectively	771,169	811,510
Cash value of life insurance	23,240	24,239
Premises held for sale	673	673
Premises and equipment, net	26,887	27,732
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	7,917	5,760
Goodwill	6,108	5,723
Accrued interest receivable	6,015	6,183
Other assets	14,018	11,183

Total assets	$ 1,089,828	$ 1,111,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$ 103,389	$ 96,895
Interest-bearing	759,520	782,016
Total deposits	862,909	878,911
Federal Home Loan Bank advances	85,173	115,179
Federal funds purchased and repurchase agreements	32,312	4,480
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	12,517	13,568
Dividends payable	-	1,253
Total liabilities	1,009,011	1,029,491

Common stock, $5 par value, authorized 50,000,000; issued-
8,058,083 shares in 2007, 7,922,154 shares in 2006; outstanding-
7,837,070 shares in 2007, 7,830,141 shares in 2006	40,290	39,611
Additional paid-in capital	11,615	10,403
Retained earnings	32,916	35,134
Treasury stock (221,013 shares in 2007 and 92,013 shares in 2006)	(3,549)	(1,726)
Accumulated other comprehensive loss	(455)	(1,229)
Total stockholders’ equity	80,817	82,193

Total liabilities and stockholders’ equity	$ 1,089,828	$ 1,111,684

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

Three and nine months ended September 30, 2007 and 2006

(Dollar amounts in thousands, except per share data)

_____________________________________________________________________________________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$ 15,317	$ 15,905	$ 46,096	$ 45,987
Taxable securities	1,560	1,648	4,678	4,789
Tax exempt securities	551	453	1,579	1,191
Federal funds sold and other	87	88	179	295
Total interest and dividend income	17,515	18,094	52,532	52,262

Interest expense
Deposits	8,224	7,395	24,277	20,827
Federal funds purchased and repurchase agreements	289	142	586	406
Federal Home Loan Bank advances and other debt	995	1,469	3,798	4,230
Subordinated debentures	276	282	822	1,428
Total interest expense	9,784	9,288	29,483	26,891

Net interest income	7,731	8,806	23,049	25,371
Provision for loan losses	500	371	6,485	632
Net interest income after provision for loan losses	7,231	8,435	16,564	24,739
Non-interest income
Fees from fiduciary activities	207	206	730	747
Fees from loan servicing	240	295	749	830
Fees for other services to customers	1,339	1,344	3,842	3,729
Gains (losses) from sales of loans	(160)	149	129	559
Net gains (loss) from sale and disposal of premises and equipment	(2)	103	(7)	288
Increase in cash surrender value of life insurance	239	217	775	641
Other income	169	163	472	402
Total non-interest income	2,032	2,477	6,690	7,196

Non-interest expenses
Salaries and employee benefits	4,421	5,066	14,283	14,583
Occupancy expense	589	596	1,819	1,760
Equipment expense	365	430	1,131	1,270
Data processing and courier	328	324	961	939
Operation of other real estate	160	86	705	203
Provision for impairment of letter of credit	-	27	-	27
Other operating expenses	1,788	1,797	5,462	5,361
Total non-interest expenses	7,651	8,326	24,361	24,143

Income (loss) before income tax expense (benefit)	1,612	2,586	(1,107)	7,792
Income tax expense (benefit)	225	703	(1,611)	2,215
Net income	$ 1,387	$ 1,883	$ 504	$ 5,577
Comprehensive income	$ 3,419	$ 3,717	$ 1,278	$ 5,775
Basic earnings per share	$ 0.18	$ 0.24	$ 0.06	$ 0.72
Diluted earnings per share	$ 0.18	$ 0.24	$ 0.06	$ 0.71
Dividends declared per share	$ 0.16	$ 0.16	$ 0.48	$ 0.48

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Nine months ended September 30, 2007

(Dollar amounts in thousands except for share and per share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	Income (loss)	Equity

Balance, January 1, 2007	7,830,141	$ 39,611	$ 10,403	$ 35,134	$ (1,726)	$ (1,229)	$ 82,193

Net income for the period	--	--	--	504	--	--	504
Net changes in unrealized gain (loss) on securities
available for sale, net of $435 deferred taxes	--	--	--	--	--	774	774
Total comprehensive income							1,278

UFS stock options exercised	--	--	--	(51)	--	--	(51)
Adjustment for adoption of FIN 48	--	--	--	980	--	--	980
Adjustment for adoption of FASB 156, net of tax of $74	--	--	--	117	--	--	117
Stock compensation expense recognized	--	--	16	--	--	--	16
Stock options exercised	61,115	306	410	--	--	--	716
Common stock issued under dividend reinvestment plan	74,814	373	723	--	--	--	1,096
Treasury stock purchases	(129,000)	--	--	--	(1,823)	--	(1,823)
Tax benefit from exercise of stock options	--	--	63	--	--	--	63
Cash dividends declared ($0.48 per share)	--	--	--	(3,768)	--	--	(3,768)
Balance, September 30, 2007	7,837,070	$ 40,290	$ 11,615	$ 32,916	$ (3,549)	$ (455)	$ 80,817

See accompanying notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months ended September 30, 2007 and 2006

(Dollar amounts in thousands)

	2007	2006

Cash flows from operating activities:
Reconciliation of net income to net cash provided by
operating activities:
Net income	$ 504	$ 5,577
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,154	1,209
Amortization of debt issuance costs	--	475
Amortization of core deposit intangible	39	39
Provision for losses on loans	6,485	632
Provision for impairment on letter of credit	--	27
Net amortization of securities	100	95
Increase in cash surrender value of life insurance	(775)	(641)
Net gain on sale of loans	(471)	(559)
Proceeds from sale of loans held for sale	34,092	31,315
Origination of loans held for sale	(33,681)	(31,426)
Net change in valuation on mortgage servicing rights	342	--
Provision for valuation allowance on other real estate owned	133	90
Net gain from disposal of other real estate	(111)	(76)
Net loss (gain) from disposal of bank premises and equipment	7	(288)
Stock option compensation expense recognized	16	39
Tax benefit from exercise of stock options	(63)	--
Changes in assets and liabilities:
Accrued interest receivable and other assets	(2,684)	(947)
Accrued expenses and other liabilities	(1,051)	2,152
Net cash provided by operating activities	4,036	7,713

Cash flows from investing activities:
Principal payments on securities available-for-sale	10,774	15,405
Purchase of securities available-for-sale	(22,796)	(31,653)
Proceeds from sale of other real estate owned	3,673	2,494
Proceeds from sale of premises and equipment	--	690
Loan originations and payments, net	28,004	2,231
Proceeds from redemption of FHLB Stock	--	815
Additions to premises and equipment	(316)	(4,392)
Proceeds from life insurance death benefit	2,431	--
Investment in bank-owned life insurance	(732)	(583)
Net cash provided by (used in) investing activities	21,038	(14,993)

See accompanying notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine months ended September 30, 2007 and 2006

(Dollar amounts in thousands)

	2007	2006

Cash flows from financing activities:
Net change in deposits	$ (16,002)	$ 11,010
Net change in federal funds purchased and
repurchase agreements	27,832	280
Proceeds from Federal Home Loan Bank advances	50,000	100,000
Repayments on Federal Home Loan Bank advances	(80,006)	(110,005)
Redemption of subordinated debt	-	(16,100)
Proceeds from issuance of subordinated debt	-	16,100
Proceeds from exercise of stock options	716	706
Tax benefit from exercise of stock options	63	218
Treasury stock purchases	(1,823)	(1,101)
Dividend reinvestment plan	1,096	-
Cash dividends paid	(5,021)	(4,714)
Net cash used in financing activities	(23,145)	(3,606)

Net change in cash and cash equivalents	1,929	(10,886)

Beginning cash and cash equivalents	22,685	33,054

Ending cash and cash equivalents	$ 24,614	$ 22,168

See accompanying notes to Unaudited Consolidated Financial Statements.

Notes to the Consolidated Unaudited Financial Statements

1.

The accompanying consolidated financial statements should be read in conjunction with Baylake Corp.’s 2006 annual report on Form 10-K.  The accompanying consolidated financial statements are unaudited.  These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of September 30, 2007 and results of operations for the periods ending September 30, 2007 and 2006.    The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the entire year.

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

3.

Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by weighted average number of common shares and common stock equivalents.  The following table shows the computation of the basic and diluted earnings per share:

	Three months ended September 30,	Nine months ended September 30,
	2007	2006	2007	2006
Net income, as reported	$ 1,387	$ 1,883	$ 504	$ 5,577
EPS-basic, as reported	$ 0.18	$ 0.24	$ 0.06	$ 0.72
EPS-diluted, as reported	$ 0.18	$ 0.24	$ 0.06	$ 0.71
Cash dividends declared	$ 0.16	$ 0.16	$0.48	$ 0.48
Return on average assets	0.50%	0.69%	0.06%	0.68%
Return on average equity	7.00%	9.54%	0.84%	9.49%
Efficiency ratio, as reported (1)	78.36%	77.97%	81.90%	72.21%

At September 30, 2007 and 2006, there were 168,300 and 60,000 outstanding stock options respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

4.

Cash Dividends

Baylake Corp. paid a cash dividend of $0.16 per share on September 17, 2007 to shareholders of record as of September 4, 2007.

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

Activity for such tax liabilities, including the cumulative effect adjustment as of January 1, 2007 is as follows (dollars in thousands):

Gross tax liability, beginning of period	$1,552
Current period change in tax benefits	15
Reduction in tax liability due to adoption of FIN 48	(980)

Gross tax liability, end of period	$ 587

The gross tax liability, end of period, is related to income earned by our subsidiary located in the state of Nevada.  Due to the State of Wisconsin Department of Revenue’s (DOR) change in position on the taxability of income from Nevada subsidiaries, and based on our analysis of FIN 48, we have accrued a liability of $587,000 as of September 30, 2007.  Our liability was $572,000 as of December 31, 2006.  Although these amounts have been accrued for, we expect to challenge any settlement proposal that may be offered by the DOR.   As of the date of this filing, the audit for years 2001 through 2006 is ongoing.  No final results of this examination have been shared with management.

We and our subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  We are no longer subject to examination by U.S. Federal taxing authorities for years before 2004 and for Wisconsin state income taxes through 2000.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The company recognizes interest and/or penalties related to income tax matters in income tax expense.  Included in the $587,000 referred to above, is $116,000 of interest , net of federal tax benefit.

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

Notes to the Consolidated Unaudited Financial Statements

4) upon initial adoption, permits a one time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value (versus presentation of the servicing assets and servicing liabilities using the amortization method) in the statement of financial position and additional footnote disclosures.  As of January 1, 2007, the market value of our servicing assets was $191,000 higher than the carrying value, as such, we recorded a cumulative affect adjustment on that date in accordance with the provisions of the statement.

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

7.     Equity Investment

We own a 49.8% interest in United Financial Services, Inc. (“UFS”), a data processing service, as of September 30, 2007.  Our ownership interest had a value of $3.4 million at September 30, 2007 and December 31, 2006 and is reflected in the Other Assets in the “Consolidated Balance Sheets”.  In addition to the ownership interest, we have a right to appoint one member to the three member Board of Directors of UFS.  The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS.  The individual exercised 120 shares on January 15, 2007 at $1,000 per share and subsequently sold these shares back to UFS.  The net result was recognition of $385,000 of goodwill upon redemption of the shares.  Current book value of UFS is approximately $6,752 per share.  Any future

Notes to the Consolidated Unaudited Financial Statements

exercise of the options and issuance of the underlying shares will have the effect of reducing our investment in UFS and result in a dilution of UFS earnings per share.

8.    Allowance For Loan Losses

During the first quarter, our overall credit process was evaluated and enhancements were made.  In January 2007, the position of Chief Credit Officer was created.  This position was developed to oversee the credit underwriting, loan processing, documentation, problem loan, credit review and collection areas.

Both as a result of this process and changes in several problem loans, the Provision for Loan Losses (PFLL) for the first three months of 2007 was $5,985,000 as compared to $200,000 for the first three months in 2006.  The calculation of the Allowance for Loan Losses during the first quarter of 2007 took into account overall asset quality in the loan portfolio, including an increase in non-performing assets, as well as changes in management philosophy.

During the third quarter of 2007, net loan charge-offs of $1.5 million were recorded compared to $1.6 million for the same period one year ago.  A provision was of $500,000 was recorded in the third quarter of 2007 compared to a provision of $371,000 during the third quarter of 2006.

Late in the first quarter of 2007, borrowings totaling $4.6 million to three related entities were analyzed for impairment.  Based on the findings resulting from this anaylsis, a specific allocation of $3.6 million was made for these related credits.  During the second quarter, a charge-off of $1.5 million was taken related to those credits.  During the third quarter of 2007, our management perfected a security interest in foreign assets of the borrowers.  In addition, we completed an appraisal of those assets in the third quarter of 2007.  The appraisal estimate was based on “in use” value, which may be significantly higher than the collection and liquidation value, which is the valuation method we used in assessing fair value.  As such, no adjustment to the allocation of the reserve has been made based on management’s understanding of the difficulty in selling these secured assets.  Discussions continue with the principal owner regarding the possible sale of the foreign assets or assignment of payments from the existing production contracts associated with these assets.

Changes in the allowance for loan losses were as follows ($ in thousands):

	For the three months ended September 30,		For the nine months ended September 30,

	2007	2006	2007	2006
Balance at beginning of period	$ 11,548	$ 9,425	$ 8,058	$ 9,551
Provision for loan losses	500	371	6,485	632
Charge-offs	(1,609)	(1,665)	(4,363)	(2,447)
Recoveries	68	89	327	484
Balance at end of period	$ 10,507	$ 8,220	$ 10,507	$ 8,220

Net charge-offs (“NCOs”)	$ 1,541	$ 1,576	$ 4,036	$ 1,963

Average impaired loans during the period	$ 46,803	$ 16,882	$ 40,889	$ 16,987

Notes to the Consolidated Unaudited Financial Statements

Information regarding impaired loans is as follows ($ in thousands):

	September 30, 2007	December 31, 2006

Impaired loans with no allocated allowance for loan loss	$15,235	$ 12,118
Impaired loans with allocated allowance for loan loss	28,545	15,614
Allowance allocated to impaired loans	4,739	2,176

Nonperforming loans were as follows ($ in thousands):

	At September 30, 2007	At December 31, 2006

Nonaccrual loans	$ 43,780	$ 27,352
Loans restructured in a troubled debt restructuring	464	496
Accruing loans past due 90 days or more	-	-

Total nonperforming loans ("NPLs")	$ 44,244	$ 27,848

Previously, a commercial credit relationship with exposure of $9.6 million was reported to be in default and the subject of certain foreclosure actions against various parcels of real estate and other collateral that secured the loans.  Negotiations with the borrower and other third parties have been unsuccessful in resolving certain lien claims and priorities relating to the collateral.  As a result, we initiated a new consolidated foreclosure action on all loans to the borrower and related entities.  This was necessitated in part as a result of the court’s ruling to vacate certain judgments and remedies that had been previously granted by the court but were subsequently appealed by other defendants in the litigation.  We also commenced legal action against a third party municipality for damages resulting from delays in and obstructions of our right to pursue disposition of the property to certain unaffiliated third party prospective purchasers.

During the second quarter, management reported that it was notified that negotiations to either sell or lease the property had terminated.  On July 16, 2007, the borrower filed Chapter 11 bankruptcy, retaining possession of its assets and managing the business as a debtor-in-possession.  On July 20, 2007 and August 17, 2007, respectively, the court approved an interim and final cash collateral order in our favor.  The borrower’s counsel is actively discussing sale and liquidation of the property with prospective buyers.  Once an initial prospective buyer is identified and an asset purchase agreement is finalized, the borrower will sell the property to the highest bidder in accordance with the Bankruptcy Code, with the proceeds paid to us pursuant to our security interests and allowed secured claim.  We anticipate this process will be finalized within ninety days of the filing of this document.

All loans related to this commercial credit remain on non-accrual, with no impairment valuation recognized (based on analysis conducted by management under the provisions of SFAS 114).  We continue to believe that the value assigned to the loans in this relationship will not result in a material loss of principal; however our current intentions are to obtain a third party certified appraisal if an offer is not received on the property by December 31, 2007.  If, based on any new information we determine that impairment exists, we will recognize the impairment at that time.  As of September 30, 2007, our maximum exposure for this and all related credits is $9.7 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to our business, individual or retail, and municipal customers, as well as a full range of trust, investment and cash management services.  We are the bank holding company for Baylake Bank, a Wisconsin state-chartered bank and a member of the Federal Reserve and Federal Home Loan Bank.

The following sets forth management’s discussion and analysis of the consolidated financial condition and results of operations of Baylake Corp. for the three and nine months ended September 30, 2007 and 2006. For a more complete understanding, this discussion and analysis should be read in conjunction with the financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report.

Forward-Looking Information

This discussion and analysis of financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management.  Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify in such forward-looking statements.  The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements.  Readers should not place undue expectations on any forward-looking statements.  In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which are incorporated herein by reference; demand for financial products and financial services; the degree of competition by traditional and non-traditional financial services competitors; changes in banking legislation or regulations; changes in tax laws and the results of recent Wisconsin state tax developments; changes in interest rates; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the general economic conditions, nationally or in the State of Wisconsin.

Critical Accounting Policies

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company   The following is a summary of what management believes are our critical accounting policies.

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

Income tax expense may be affected by developments in the state of Wisconsin.  Like many financial institutions that are located in Wisconsin, a subsidiary of our bank located in the state of Nevada holds and manages various investment securities.  Due to that fact that these subsidiaries are out of state, income from their operations has not been subject to Wisconsin state taxation.  Although the Wisconsin Department of Revenue (“Department”) issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions, Department representatives have stated that the Department intends to revoke those rulings and tax some or all these subsidiaries’ income, even though there has been no intervening change in the law.   The Department also implemented a program in 2003 for the audit of Wisconsin financial institutions that have formed and contributed assets to subsidiaries located in Nevada.

The Department sent letters in July 2004 to financial institutions in Wisconsin, whether or not they were undergoing an audit, reporting on settlements involving 17 banks and their out-of-state investment subsidiaries.  The letter provided a summary of currently available settlement parameters.  For periods before 2004, they include:  restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes for a limited period of time; and interest (but not penalties) on any past-due taxes. For 2004 and going forward, there are similar provisions plus limits on the amount of subsidiaries’ assets as to which their income will be excluded from Wisconsin tax.  Settlement on the terms outlined would result in the Department’s rescission of related prior letter rulings, and would purport to be binding going forward except for future legislation or change by mutual agreement.  By implication, the Department appears to accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes.

In July 2007, the Department contacted us to begin discussions of this issue.  They requested, and we complied with, an agreement to extend the 2002 income and franchise tax year to March 15, 2008.  During the third quarter of 2007, a formal audit of our Nevada subsidiary was commenced by the Department.

Results of Operations

The following table sets forth our net income and related summary information for the three and nine month periods ended September 30, 2007 and 2006.

TABLE 1

SUMMARY RESULTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three months ended September 30,	Nine months ended September 30,
	2007	2006	2007	2006
Net income, as reported	$ 1,387	$ 1,883	$ 504	$ 5,577
EPS-basic, as reported	$ 0.18	$ 0.24	$ 0.06	$ 0.72
EPS-diluted, as reported	$ 0.18	$ 0.24	$ 0.06	$ 0.71
Cash dividends declared	$ 0.16	$ 0.16	$0.48	$ 0.48
Return on average assets	0.50%	0.69%	0.06%	0.68%
Return on average equity	7.00%	9.54%	0.84%	9.49%
Efficiency ratio, as reported (1)	78.36%	77.97%	81.90%	72.21%

(1)

Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets.

The decrease in net income for the three-month period is primarily due to a decrease in net interest income and non-interest income, partially offset by a decrease in non-interest expense.  Refer to the “Net Interest Income”, “Non-Interest Expense” and “Non-Interest Income” sections for additional details.  The decrease in net income for the nine-month period ended September 30, 2007 is primarily due to a significant increase in the provision for loan losses and an increase in interest expense on deposits.

Net Interest Income

Net interest income is the largest component of our operating income, accounting for 80.0% of total operating income for the three months ended September 30, 2007 compared to 78.7% for the same period in 2006.  Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets.  Interest fluctuations, together with changes in the volume and types of earning assets and interest-bearing liabilities, combine to affect total net interest income.  This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income.  Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax equivalent basis was $8.1 million for the three months ended September 30, 2007 and $9.1 million for the same period in 2006.  This decrease resulted primarily from a decrease in interest income from loans, as well as increased funding costs.  The decrease in interest income on loans was primarily due to approximately $1.0 million of foregone interest on non accrual loans for the three month period ended September 30, 2007.  During the nine months ended September 30, 2007, net interest income on a tax equivalent basis decreased $2.0 million, or 7.8%, to $24.2 million from $26.2 million for the same period in 2006.  Affecting the decrease in net interest income was a 40 basis-point (“bps”) increase in the cost of deposits from 3.63% for the first nine months of 2006 to 4.03% for the comparable period in 2007.  The end result was a 28 bps increase in the cost of interest bearing liabilities from 3.94% in

2006 to 4.22% in 2007.  The increase was partially offset by a 3 bps increase in income from interest earning assets to 7.03% in 2007 from 7.00% in 2006.

Net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets.  The net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets.  The net interest margin for the third quarter of 2007 was 3.22%, down 39 bps from 3.61% for the comparable period in 2006.

Average interest rates were lower during the third quarter of this year compared to one year ago, due in part to changing economic conditions and the anticipation of a decrease in the Fed Funds target rate.  The Federal Reserve Board (“FRB”) decreased the target rate by 50 bps to 4.75% in September 2007.  Competition for both deposits and loans within our market continue to reduce the spread between funding costs and loan rates, contributing to a decrease in our net interest margin.

For the three months ended September 30, 2007, average-earning assets decreased $1.9 million, or 0.2%, when compared to the same period last year.  Decreases in loans of $7.7 million, or 1.0% and taxable securities of $5.4 million, or 3.6%, comprised the majority of the volume decrease.  This was offset by increases of $10.8 million, or 25.3% in tax-exempt securities.  For the nine months ended September 30, 2007, average-earning assets increased $6.0 million, or 0.6%, when compared to the same period a year ago.  This was primarily due to an increase of $14.7 million, or 39.9% in tax-exempt securities, partially offset by a $3.3 million decrease, or 2.3% in taxable securities.

Interest rate spread is the difference between the tax-equivalent rate earned on average earning assets and the rate paid on average interest-bearing liabilities.  For the third quarter of 2007 compared to the same period for 2006, the interest rate spread decreased 25 bps to 2.93%, the net result of a 19 bps decrease in the yield on earning assets and a 6 bps increase in the cost of interest-bearing liabilities.  The increase in the rates paid on interest-bearing liabilities occurred as a result of a higher cost of funding from deposits and customer repurchase agreements.  Interest expense on the subordinated debentures was lower in 2007 due to the reduction in interest rates on the trust preferred securities as well as the elimination of the $475,015 of amortization expenses that were incurred in the first quarter of 2006.  This was the amortization expense of issuance costs related to the redemption of our trust-preferred securities.  For the nine months ended September 30, 2007, the interest rate spread decreased 25 bps to 2.81% from 3.06% for the nine months ended September 30, 2006.  The average yield on earning assets increased 3 bps to 7.03% from 7.0%, while the average rate paid on interest-bearing liabilities increased 28 bps to 4.22% when comparing the nine months ended September 30, 2007 with the same period in 2006.

TABLE 2

NET INTEREST INCOME ANALYSIS ON A TAX –EQUIVALENT BASIS

($ in thousands)

 Three months ended September 30,

	2007			2006
	Average Balance	Interest income/ Expense	Average yield/ Rate	Average Balance	Interest income/ Expense	Average yield/ rate
ASSETS
Earning assets:
Loans, net	$ 803,433	$ 15,425	7.68%	$ 811,119	$ 15,992	7.89%
Taxable securities	144,153	1,560	4.33%	149,508	1,648	4.41%
Tax exempt securities	53,305	835	6.26%	42,544	686	6.45%
Federal funds sold and interest bearing due from banks	7,032	88	5.01%	6,682	88	5.27%
Total earning assets	1,007,923	17,908	7.11%	1,009,853	18,414	7.29%
Non-interest earning assets	91,295			86,984

Total assets	$ 1,099,218			$ 1,096,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	$ 824,745	$ 8,224	3.99%	$ 765,970	$ 7,395	3.86%
Short-term borrowings	11,335	157	5.55%	8,915	129	5.79%
Customer repurchase agreements	10,578	132	4.98%	1,303	13	3.99%
Federal Home Loan Bank advances	75,174	995	5.29%	112,681	1,469	5.21%
Subordinated debentures	16,100	276	6.85%	16,100	282	7.01%
Total interest-bearing liabilities	937,932	9,784	4.17%	904,969	9,288	4.11%

Demand deposits	69,220			99,928
Accrued expenses and other liabilities	12,902			12,949
Stockholders’ equity	79,164			78,991

Total liabilities and stockholders’ equity	$ 1,099,218			$ 1,096,837

Interest rate spread		$ 8,124	2.93%		$ 9,126	3.18%
Net interest margin			3.22%			3.61%

Nine months ended September 30,

	2007			2006
	Average Balance	Interest income/ Expense	Average yield/ Rate	Average Balance	Interest income/ Expense	Average yield/ rate
ASSETS
Earning assets:
Loans, net	$ 818,218	$ 46,431	7.57%	$ 820,315	$ 46,241	7.52%
Taxable securities	143,664	4,679	4.34%	147,013	4,789	4.34%
Tax exempt securities	51,568	2,393	6.19%	36,850	1,803	6.52%
Federal funds sold and interest bearing due from banks	4,802	179	4.97%	8,059	295	4.88%
Total earning assets	1,018,252	53,682	7.03%	1,012,237	53,128	7.00%
Non-interest earning assets	90,108			84,591

Total assets	$ 1,108,360			$ 1,096,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	$ 803,839	$ 24,277	4.03%	$ 765,478	$ 20,827	3.63%

Short-term borrowings	9,515	395	5.54%	9,449	370	5.22%
Customer repurchase agreements	5,239	191	4.85%	1,244	36	3.86%
Federal Home Loan Bank advances	96,293	3,798	5.26%	118,552	4,230	4.76%
Subordinated debentures	16,100	822	6.80%	16,336	1,428	11.66%
Total interest-bearing liabilities	$930,986	$29,483	4.22%	$ 911,059	$ 26,891	3.94%
Demand deposits	83,881			95,155
Accrued expenses and other liabilities	13,416			12,270
Stockholders’ equity	80,077			78,344

Total liabilities and stockholders’ equity	$ 1,108,360			$ 1,096,828

Interest rate spread		$ 24,199	2.81%		$ 26,237	3.06%
Net interest margin			3.17%			3.46%

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average earning assets to average total assets.  This ratio was 91.9% and 92.3% for the first nine months of 2007 and 2006, respectively.

Provision for Loan Losses

The provision for loan losses (“PFLL”) is the cost of providing an allowance for probable incurred losses.  The allowance consists of specific and general components.  Our internal risk system is used to identify loans that meet the criteria as being “impaired” under the definition of SFAS 114.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  These loans identified for potential impairment are assigned a loss allocation based upon that analysis.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.  These current factors include loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, and management’s evaluation of loan quality, general economic factors and collateral values.

Please refer to the Note 8 to the Consolidated Unaudited Financial Statements above for additional discussion on the PFLL and credit processes.  As previously discussed in Note 8, the PFLL for the first nine months of 2007 was $6.5 million compared to $632,000 for the first nine months in 2006.    For the third quarter, a provision of $500,000 was recorded compared to $371,000 for the third quarter of 2006.

As described more fully in Table 6, non-accrual loans increased $16.4 million during the first nine months of 2007.  See “Balance Sheet Analysis – Non-Performing Loans, Potential Problem Loans and Other Real Estate” below.  Non-accrual loans during the third quarter of 2007 decreased $2.1 million to $43.8 million.

As reported in the table in Note 8 of the Notes to the Consolidated Unaudited Financial Statements, net loan charge-offs in the first nine months of 2007 were $4.0 million compared with net charge-offs of $2.0 for the same period in 2006.   Net charge-offs to average loans were 0.66% for the first nine months of 2007 compared to 0.32% for the same period in 2006.  For the three months ended September 30, 2007, non-performing loans decreased $2.1 million.  Refer to the “Risk Management and the Allowance for Loan Losses” and “Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

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

Non-Interest Income

Total non-interest income decreased $450,000, or 18.09% to $2.0 million for the three months ended September 30, 2007 compared to the same period in 2006.  Impacting the decrease was a write-down of $276,000 in the value of servicing rights (including both mortgage servicing rights and Small Business Administration loan servicing rights).  This write-down was the result of declining balances of loans serviced combined with an overall decrease in the fair market value of servicing rights relating to the remaining balances of loans outstanding.  For the nine months ended September 30, 2007, total non-interest income was $6.7 million, a decrease of $510,000 or 7.0%. The non-interest income to average assets ratio was 0.74% for the three months ended September 30, 2007 compared to 0.90% for the same period in 2006, a decrease of 0.16%.   For the nine months ended September 30, 2007, the non-interest income to average assets ratio was 0.80% compared to 0.87% for the same period in 2006.  Contributing to the decrease was a decline in the gain on sale of loans of $430,000 or 76.9%, and a decline in gain realized on the sale of fixed assets of $295,000.  In 2006, a gain of $185,000 was recognized on the sale of land located near our I43 branch and a gain of $103,000 was recognized on the sale of a Baylake Bank City Center unit.

Table 3 reflects the various components of non-interest income for the comparable quarters.

TABLE 3

NON-INTEREST INCOME

 ($ in thousands)

Three months ended				Nine months ended
September 30, 2007		September 30, 2006	% Change	September 30, 2007	September 30, 2006	% Change
Fees from fiduciary services	$ 207	$ 206	0.5%	730	$ 747	(2.3%)
Fees from loan servicing	240	295	(18.6%)	749	830	(9.8%)
Service charges on deposit accounts	920	885	4.0%	2,663	2,530	5.3%
Other fee income	193	200	(3.5%)	524	530	(1.1%)
Financial services income	226	259	(12.7%)	655	669	(2.1%)
Gains (losses) from sales of loans	(160)	149	(207.4%)	129	559	(76.9%)
Net gains (loss) from sale of premises and equipment	(2)	103	(101.9%)	(7)	288	(102.4%)
Increase in cash surrender value of life insurance	239	217	10.1%	775	618	25.4%
Death benefits realized	-	-	0%	-	23	(100.0%)
Other income	169	163	3.7%	472	402	17.4%

Total Non-Interest Income	$ 2,032	$ 2,477	(18.0%)	$ 6,690	$ 7,196	(7.0%)

Gains on sales of loans decreased $430,000 for the first nine months of 2007 compared to the same period in 2006.  This was primarily due to adoption of FASB Statement No. 156 as discussed in Note 5 to the consolidated unaudited financial statements.  As previously noted, a decrease of $276,000 in the value of servicing rights in the third quarter of 2007 negatively impacted year-to-date results.

Other income increased $70,000 for the nine month periods compared above.  This is primarily due to a $50,000 increase in UFS income for the nine months ended September 30, 2007 over the same period in 2006.

Non-Interest Expense

Non-interest expense decreased $680,000 or 8.1%, to $7.7 million for the three months ended September 30, 2007 compared to $8.3 million for the same period in 2006.  This was primarily attributable to a decrease of $645,000, or 12.7%, in employee salaries and benefits.  Included in the reduction was the suspension of 2008 contributions that would have been expensed during 2007 to existing management long-term incentive plans pending a review of all management compensation by an outside consulting firm.  The results of the study are expected to be completed in the fourth quarter of 2007.  Additionally, salary and benefit expenses decreased in the quarter partially due to certain staff vacancies existing as of September 30, 2007 but which are expected to be filled by year-end.  For the nine months ended September 30, 2007, total non-interest expense increased $218,000 or .09%, to $24.4 million compared to the same period in 2006.  The non-interest expense to average assets ratio was 2.8% for the three months ended September 30, 2007 compared to 3.0% for the same period in 2006.  For the nine months ended September 30, 2007 and September 30, 2006, the non-interest expense ratio to average assets remained stable at 2.93%.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains.  The net overhead expenses to average assets ratio decreased to 2.04% for the three months ended September 30, 2007 compared to 2.13% for the same period in 2006.  For the nine months ended September 30, 2007, the net overhead expenses to average assets ratio was 2.13% compared to 2.06% for the nine months ended September 30, 2006.   The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income.   The efficiency ratio increased to 75.33% for the three months ended September 30, 2007 from 71.76% for the comparable period last year.  For the nine months ended September 30, 2007, the efficiency ratio was 78.87% compared to 72.21% for the same period in 2006.

TABLE 4

NON-INTEREST EXPENSE

($ in thousands)

	Three months ended			Nine months ended
	September 30, 2007	September 30, 2006	% Change	September 30, 2007	September 30, 2006	% Change
Salaries and employee benefits	$ 4,421	$ 5,066	(12.7%)	14,283	$ 14,583	(2.1%)
Occupancy	589	596	(1.2%)	1,819	1,760	3.4%
Equipment	365	430	(15.1%)	1,131	1,270	(10.9%)
Data processing and courier	328	324	1.2%	961	939	2.3%
Operation of other real estate owned	160	86	86.0%	705	203	247.3%
Business development & advertising	118	253	(53.4%)	381	730	(47.8%)
Charitable contributions	(2)	52	(103.8%)	71	158	(55.1%)
Stationary and supplies	128	135	(5.2%)	417	397	5.0%
Director fees	141	124	13.7%	367	395	(7.1%)
FDIC	174	26	569.2%	325	79	311.4%
Mortgage servicing rights amortization	0	86	(100.0%)	0	182	(100.0%)
Legal and professional	130	77	68.8%	583	327	78.3%
Loan and collection	243	308	(21.1%)	737	615	19.8%
Impairment of off-balance sheet letter of credit	0	27	(100.0%)	0	27	(100.0%)
Other operating	856	736	16.3%	2,581	2,478	4.2%

Total Non-Interest Expense	$ 7,651	$ 8,326	(8.1%)	$ 24,361	$ 24,143	0.9%

Salaries and employee benefits showed a decrease of $645,000, or 12.7%, to $4.4 million for the three month period ended September 30, 2007, compared to the same period in 2006.  The number of full-time equivalent employees was 328 as of September 30, 2007 compared to 334 at September 30, 2006.

Expenses related to the operation of other real estate owned increased $74,000 or 86.0% to $160,000 for the three-month period ended September 30, 2007 compared to $86,000 for the same period in 2006.   Real estate property taxes and insurance premiums for parcels comprised approximately $59,000 of the amount.  In addition, $32,000 of expenses were incurred for the operation of a large commercial property located in Green Bay.   On October 12, 2007, a portion of this property was deeded back to the City of Green Bay, thus eliminating any related future expenses.  This transfer did not result in a gain or loss as no value had been assigned to the property.  The number of properties in other real estate totaled 17 and 13 at September 30, 2007 and September 30, 2006, respectively.

For the three-month period ended September 30, 2007, FDIC insurance expense increased $148,000, or 569.2% from the same period a year ago.  During the current 3-month period, our assessment included an FDIC charge of $226,000 in addition to the Financing Corporation (FICO) assessment of approximately $26,000.  The FDIC charge was partially offset by a portion of our share of the one-time assessment credit pool, thus reducing the charge to $103,000 for the quarter.  Our remaining share of the pool of $304,000 will be used to offset future FDIC assessments.  We anticipate our future assessments for FDIC premiums will continue at the same level as the third quarter of 2007 until the one-time credit pool is fully absorbed.  At that point, we expect our premiums to significantly increase.

Loan and collection expenses decreased $65,000 to $243,000 for the three months ended September 30, 2007 compared to the same period in 2006.  The decrease is partly attributable to legal fees and related costs of $49,000 on a property that was in the foreclosure process during 2006 that was subsequently transferred to Other Real Estate in 2007.  For the nine months ended September 30, 2007, loan and collection expenses increased $122,000, or 19.8% to $737,000.  Higher than normal loan and collection expenses are expected to continue in the future, as our level of non-performing loans remains high.  We expect legal fees from outside law firms will also continue to rise since we have outsourced a majority of our legal process.

Mortgage servicing rights amortization decreased $86,000 for the three-month period ended September 30, 2007.  For the nine-month period ended September 30, 2007, the expense decreased $182,000.  The decline in expenses for the two periods, when compared to the same periods in 2006, reflects the adoption of FAS 156,  Accounting for Servicing of Financial Assets.  Beginning January 1, 2007, we have elected to use the “fair value measurement method” as allowed by FAS 156 which eliminates amortization expense.

Income Taxes

Our income tax expense for the three months ended September 30, 2007 was $225,000, versus an expense of $703,000 for the same period in 2006.   For the nine months ended September 30, 2007, our income tax benefit was $1.6 million compared to an expense of $2.2 million for the same period in 2006. The tax benefit for the nine months ended September 30, 2007 reflects differences primarily related to non-taxable income on bank-owned life insurance (BOLI) and tax-exempt interest income.

Our effective tax rate (income tax expense divided by income before taxes) was 14.0% for the three months ended September 30, 2007 compared with 27.2% for the same period in 2006.  The effective tax rate of 14.0% consisted of a federal effective tax rate of 13.3% and Wisconsin State effective tax rate of (0.7%).  Taxable income decreased while tax-exempt interest income from investments increased, which caused the change in the effective tax rate.

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

Balance Sheet Analysis

Loans

At September 30, 2007, total loans decreased $37.9 million, or 4.6%, to $781.7 million from $819.6 million at December 31, 2006.  This was primarily due to a decrease of $37.6 million, or 8.1%, in real estate loans  from December 31, 2006 to September 30, 2007.

The following table reflects the composition (mix) of the loan portfolio:

TABLE 5

LOAN PORTFOLIO ANALYSIS

($ in thousands)

	September 30, 2007	December 31, 2006	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$427,260	$464,843	(8.1%)
1-4 family residential
First liens	75,208	88,397	(14.9%)
Junior liens	24,455	23,829	2.6%
Home equity	31,344	31,647	(1.0%)
Commercial, financial and agricultural	89,696	82,619	8.6%
Real estate-construction	100,607	94,082	6.9%
Installment
Credit cards and related plans	2,128	2,143	(0.7%)
Other	11,989	12,750	(6.0%)
Obligations of states and political subdivisions	19,377	19,633	(1.3%)
Less: deferred origination fees, net of costs	(388)	(375)	3.5%
Total	$781,676	$819,568	(4.6%)

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk.  To reflect this credit risk, we set aside an allowance for probable incurred credit losses through periodic charges to earnings.  These charges are shown in our consolidated income statement as provision for loan losses. See "Provision for Loan Losses" above.  Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and an on-going review of payment performance.  With the creation of the Chief Credit Officer position, an updated credit procedure has been implemented.  The procedures include additional detail in the loan presentations and due diligence in the background research of both companies and guarantors.  New credits entering the bank, along with existing credits requesting new money, may require additional verification procedures over past practices. The level of detail for the verification procedures will be determined by the risks associated with the request.  Asset quality administration, including early identification of problem loans and timely resolution of problems, further enhances management of credit risk and minimization of loan losses.  All specifically identifiable and quantifiable losses are charged off against the allowance when collectability is considered unlikely.  Charged-off loans are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal and interest.

The ALL at September 30, 2007 was $10.5 million compared with $8.1 million at the end of 2006.  This increase was based on management's analysis of the loan portfolio risk at September 30, 2007 as discussed above.   As such, a provision expense of $6.5 million was recorded for the nine months ended September 30, 2007 as compared to the $632,000 provision recorded for the same period in 2006.

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

While probable asset quality problems exist in the loan portfolio in view of collateral values, management believes sufficient ALL allocations have been provided in the ALL to absorb probable incurred losses in the loan portfolio at September 30, 2007.  Ongoing efforts are being made to collect these loans, and we involve the legal process for collection when necessary to minimize the risk of further deterioration of these loans.

While management uses available information to recognize losses on loans, future adjustments to the ALL may be necessary based on changes in economic conditions and the impact of such changes on our borrowers.  As an integral part of their examination process, various regulatory agencies also review our ALL.  Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss.  Monitoring and reviewing credit policies and procedures on a regular basis, as well as reviewing specific credits periodically accomplish this.

Non-performing loans are a leading indicator of future loan loss potential.  Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans.  Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due.  The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest.  When interest accruals are discontinued, interest credited to income is reversed.  If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.  Restructuring loans typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes.  Restructured loans involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined using a SFAS 114 analysis.

TABLE 6

NON-PERFORMING ASSETS

($ in thousands)

	September 30, 2007	December 31, 2006	September 30, 2006
Nonperforming Assets:
Nonaccrual loans	$ 43,780	$27,352	$ 22,368
Loans restructured in a trouble debt restructuring	464	496	-
Accruing loans past due 90 days or more	-	-	-

Total nonperforming loans ("NPLs")	$ 44,244	$ 27,848	$ 22,368
Other real estate owned	7,917	5,760	3,158

Total nonperforming assets ("NPAs")	$ 52,161	$ 33,608	$ 25,526
Ratios:
ALL to NCO's (annualized)	1.95	3.36	3.14
NCO's to average loans (annualized)	0.66%	0.29%	0.32%
ALL to total loans	1.34%	0.98%	1.02%
NPL's to total loans	5.66%	3.39%	2.78%
NPA's to total assets	4.79%	3.02%	2.33%
ALL to NPL's	23.75%	28.94%	36.75%

Non-accrual loans increased during the nine months ended September 30, 2007 by $16.4 million from December 31, 2006. The increase is primarily attributable to commercial loan relationships totaling $18.8 million for businesses that are experiencing difficulties in sales, cash flow, fiscal operations, and/or general management issues. The non-performing loan relationships are secured primarily by commercial or residential real estate, and secondarily, by personal guarantees from principals of the respective borrowers.  As previously mentioned in the “Provision for Loan Losses” section above, the other loan relationship has a significant collateral shortfall.  This loan relationship totals $3.2 million and is secured by personal property and a contract assignment.  Management has allocated $2.1 million in the ALL on the basis of a SFAS 114 analysis for any loss estimated with respect to this relationship.

Information regarding other real estate owned is as follows:

TABLE 7

OTHER REAL ESTATE OWNED

($ in thousands)

	September 30, 2007	December 31, 2006	September 30, 2006
Beginning Balance	$ 5,760	$ 3,333	$3,333
Transfer of net realizable value to ORE	5,852	6,399	2,333
Sales Proceeds, net	(3,673)	(3,958)	(2,494)
Net gain from sale of ORE	111	76	76
Provision for ORE	(133)	(90)	(90)

Total Other Real Estate	$ 7,917	$ 5,760	$3,158

Changes in the valuation allowance for losses on other real estate owned were as follows:

	September 30, 2007	December 31, 2006
Beginning Balance	$ 108	$ 267
Provision charged to operations	133	90
Amounts related to properties disposed	(9)	(249)

Balance at end of period	$ 232	$ 108

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and, an increase in our earning potential.

At September 30, 2007, the investment portfolio (which includes investment securities available for sale) increased $13.1 million to $201.4 million as compared to $188.3 million at December 31, 2006.  At September 30, 2007, the investment portfolio represented 18.5% of total assets compared with 16.9% at December 31, 2006.

Securities available for sale consist of the following:

TABLE 8

INVESTMENT SECURITY ANALYSIS

At September 30, 2007

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Treasury & other U.S. agencies	$ 168	$ (365)	$ 58,166
Mortgage-backed securities	143	(823)	73,208
Obligations of states & political subdivisions	432	(278)	55,059
Corporate Bonds	-	-	8,087
Money Market Funds	-	-	5,479
Other securities	-	-	1,447

Total securities available for sale	$ 743	$ (1,466)	$ 201,446

At December 31, 2006

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Treasury & other U.S. agencies	$ 69	$ (953)	$ 57,528
Mortgage-backed securities	154	(1,583)	78,226
Obligations of states & political subdivisions	512	(148)	50,059
Private placement	16	-	1,015
Money Market Funds	-	-	40
Other securities	-	-	1447

Total securities available for sale	$ 751	$ (2,684)	$ 188,315

The decreases in unrealized losses are related principally to changes in interest rates.  As we have the intent and ability to hold these securities until forecasted recovery in the credit markets, which may be maturity in some instances, no declines were deemed to be other than temporary.

Deposits

Total deposits at September 30, 2007 decreased $16.0 million, or 1.8%, to $862.9 million from $878.9 million at December 31, 2006.  Non-interest bearing deposits at September 30, 2007 increased to $103.4 million as compared to $96.9 million at December 31, 2006.  Interest-bearing deposits at September 30, 2007 decreased $22.5 million, or 2.9%, to $759.5 million from $782.0 million at December 31, 2006.

Brokered CDs decreased $18.8 million to $85.2 million at September 30, 2007 compared to $104.0 million at December 31, 2006.  If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with FHLB.  Increased competition for consumer deposits and customer awareness of interest rates continues to limit our core deposit growth in these types of deposits.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2007 through competitive pricing of deposit products, branch delivery systems that have already been established and a new branch located in the Green Bay market that opened in the third quarter of 2006.  We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service.  We also may increase brokered time deposits during the remainder of the year 2007 as an additional source of funds to provide for loan growth in the event that core deposit growth goals would not be accomplished.  Under that scenario, we will continue to look at other wholesale sources of funds, if the brokered CD market became illiquid or more costly in terms of interest rate.

Other Funding Sources

Securities under agreements to repurchase and federal funds purchased at September 30, 2007 increased $27.8 million to $32.3 million from $4.5 million at December 31, 2006.  Federal funds purchased accounted for $17.5 million of the increase while repurchase agreements accounted for the remaining $10.3 million.  In the second quarter, efforts were made to sweep commercial deposits for our larger depositors to internal Baylake Bank accounts rather than to sweep to external accounts.  This practice continued in the third quarter and provided us with an additional source of funds.

Federal Home Loan Bank Advances decreased $30.3 million at September 30, 2007 to $85.2 million. Part of this decrease was a result of the increase in balances in repurchase agreements and federal funds purchased already described.  The remaining decrease was because customer deposits grew faster than loans during the first nine months of the year, reducing our reliance on outside funds to support loan growth.  We will borrow monies if borrowing is a less costly form of funding loans compared to the cost of acquiring deposits or if deposit growth is not sufficient.  Additionally, the availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.  We anticipate we will continue to use wholesale funding sources of this nature, if these borrowings add incrementally to overall profitability.

Long-term Debt

In March 2006, we issued $16.1 million of trust preferred securities and $498,000 of trust common securities under the name Baylake Capital Trust II that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR.  These securities were issued to replace the trust-preferred securities issued in 2001 under the Baylake Capital Trust I.  For banking regulatory purposes, these securities are considered Tier 1 capital.

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

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

TABLE 9

LENDING RELATED COMMITMENTS

($ in thousands)

	September 30, 2007	December 31, 2006
Commitments to fund home equity line loans	$ 48,718	$ 50,702
Commitments to fund residential real estate construction loans	3,217	2,195
Commitments unused on various other lines of credit loans	143,449	174,975
Total commitments to extend credit	$ 195,384	$ 227,872

Financial standby letters of credit	$ 19,150	$ 21,327

The following table summarizes our significant contractual obligations and commitments at September 30, 2007:

TABLE 10

CONTRACTUAL OBLIGATIONS

($ in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$ 346,524	$ 63,318	$ 4,215	$ -	$ 414,057
Federal funds purchased and repurchase agreements	32,312	-	-	-	32,312
Federal Home Loan Bank advances	35,098	50,075	-	-	85,173
Subordinated debentures	-	-	-	16,100	16,100
Operating leases	37	70	-	-	107
Total	$413,971	$ 113,463	$ 4,215	$ 16,100	$ 547,749

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities.  Our subsidiary and we have different liquidity considerations.

Our primary sources of funds are dividends from our subsidiary, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of our common stock securities.  We manage our liquidity position in order to provide funds necessary to pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares.  Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years.  For the nine months ended September 30, 2007, dividends declared and paid to us by our subsidiary totaled $2.3 million, which was in excess of our subsidiary’s net income for the same period.  Dividends continue to be our main source of long-term liquidity.  In the event that dividends declared and paid to us by our subsidiary for the entire year ended December 31, 2007 exceed our subsidiary’s net income for the year, our subsidiary will need to seek approval from WDFI in order to declare and pay dividends to us in 2008.   The dividends from our subsidiary along with existing cash were sufficient to pay cash dividends to our shareholders of $5 million in the first nine months of 2007.

Our subsidiary meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests.  Liquidity is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of its assets, the ability to use its loan and investment portfolios as collateral for secured borrowings and strong capital positions.

Maturing investments have been a primary source of liquidity. For the nine months ended September 30, 2007, principal payments totaling $10.8 million were received on investments.  We purchased $22.8 million in investments in the first nine months of 2007.  At September 30, 2007 the investment portfolio contained $58.2 million of U.S. Treasury and federal agency backed securities, representing 29.9% of the total investment portfolio.   These securities tend to be highly marketable.

As a financing activity reflected in the September 30, 2007 Consolidated Statements of Cash Flows, deposits decreased and resulted in $16.0 million, or 1.8%, of cash outflow during the first nine months of 2007.  Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $18.8 million to $85.2 million during the nine-month period.  Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired.  Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity.   There are $269.4 million, or 34.5%, of loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans.  The liquidity position is influenced by changes in interest rates, economic conditions and competition.  Conversely, loan demand as a need for liquidity will cause us to acquire other sources of funding which could be harder to find and more costly to acquire.

Within the classification of short-term borrowings at September 30, 2007, federal funds purchased and securities sold under agreements to repurchase totaled $32.3 million compared to $4.5 million at the end of 2006.  Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers.  Short-term and long-term borrowings from FHLB are another source of funds, and were $85.2 million and $115.2 million  at September 30, 2007 and at December 31, 2006, respectively.

The liquidity resources were sufficient in the first nine months of 2007 to reduce our Federal Home Loan Bank advances and meet other cash needs as necessary.

We expect that deposit growth will continue to be the primary funding source of liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities and a strong capital position.  Although federal funds purchased and borrowings from the FHLB provided funds in the first nine months of 2007, we expect deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits.  In addition, we may acquire additional brokered deposits as funding for short-term liquidity needs.  Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

In assessing liquidity, historical information such as seasonality, local economic cycles and the economy in general are considered along with the current ratios, our goals and our unique characteristics.   We believe that, in the current economic environment, our liquidity position is adequate.  To our knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in material increases or decreases in our liquidity.

 Capital Resources

Stockholders’ equity at September 30, 2007 and December 31, 2006 was $80.8 million and $82.2 million, respectively. In total, stockholders’ equity decreased $1.4 million or 1.7%.  The decrease in stockholders’ equity in 2007 was primarily related to the declaration of dividends of $3.8 million and the repurchase of 79,000 shares of treasury stock in the amount of $1.1 million, offset by our net income of $504,000,  a $770,000 reduction in accumulated other comprehensive loss (as a result of a decrease in unrealized losses on available for sale securities), $717,000 in proceeds from the exercise of stock options, $1.1 million in stock dividend reinvestment, and an adjustment of $980,000 related to the adoption of FIN 48.  Stockholders’ equity to assets at September 30, 2007 and December 31, 2006 was 7.4%.

Cash dividends declared in the first nine months of 2007 were $0.48 per share, which was the same as those declared in 2006.  Total funds utilized in the payment of dividends were $5.0 million and $4.7 million for the first nine months of 2007 and 2006, respectively.

We regularly review the adequacy of our capital to ensure that sufficient capital is available for our current and future needs and is in compliance with regulatory guidelines.  The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management.  We believe that because of current capital levels and projected earnings levels, capital levels are adequate to meet our ongoing and future needs.

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

At September 30, 2007 and December 31, 2006, we were categorized as “well capitalized” under the regulatory framework for the prompt corrective action category.  There are no conditions or events since such categorization that we believe have changed our category.

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

We have no material commitments for capital expenditures.

The following table presents our and our subsidiary’s capital ratios as of September 30, 2007 and December 31, 2006:

TABLE 11

CAPITAL RATIOS

($ in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Total Capital (to Risk Weighted Assets)
Company	$101,449	11.15%	$72,783	8.00%	N/A	N/A
Bank	$101,104	11.11%	$72,833	8.00%	$91,041	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$90,943	10.00%	$36,391	4.00%	N/A	N/A
Bank	$90,597	9.95%	$36,416	4.00%	$54,625	6.00%
Tier 1 Capital (to Average Assets)
Company	$90,943	8.32%	$43,719	4.00%	N/A	N/A
Bank	$90,597	8.30%	$43,687	4.00%	$54,609	5.00%

As of December 31, 2006
Total Capital (to Risk Weighted Assets)
Company	$101,489	10.87%	$74,721	8.00%	N/A	N/A
Bank	$99,249	10.63%	$74,685	8.00%	$93,356	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$93,430	10.00%	$37,360	4.00%	N/A	N/A
Bank	$91,191	9.77%	$37,342	4.00%	$56,014	6.00%
Tier 1 Capital (to Average Assets)
Company	$93,430	8.53%	$43,826	4.00%	N/A	N/A
Bank	$91,191	8.33%	$43,789	4.00%	$54,736	5.00%

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

As of September 30, 2007, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2006, as described in our 2006 Form 10-K Annual Report.

Our overall interest rate sensitivity is demonstrated by net interest income analysis.  Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates.  This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates.  The table below presents our projected changes in net interest income for the various rate shock levels at September 30, 2007.

TABLE 12

INTEREST SENSITIVITY

($ in thousands)

Change in Net Interest Income over One Year Horizon
	At September 30, 2007		At December 31, 2006
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	($1,207)	(4.0%)	$164	0.5%
+100 bp	(1,087)	(3.6%)	87	0.3%
Base	-	-	-	-
-100 bp	224	0.7%	(1,064)	(3.1%)
-200 bp	521	1.7%	(2,522)	(7.3%)

As shown above, at September 30, 2007, the effect of an immediate 200 basis point increase in interest rates would decrease our net interest income by $1.2 million or 4.0%.  The effect of an immediate 200 basis point reduction in rates would increase our net interest income by $0.5 million or 1.7%.

During the first nine months of 2007, the bank shortened the duration of their liabilities by replacing fixed rate wholesale borrowings with either variable rate or short term borrowings and by offering rate incentives in the form of a short term CD special to attract retail customers to shorter term deposits.  This effort has contributed to the shift from a position of slight asset sensitivity to one of liability sensitivity.

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

Item 4.      Controls and Procedures

Disclosures Controls and Procedures:  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2007.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2007, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

On July 17, 2007, our Board of Directors authorized management, in its discretion, to repurchase up to 300,000 shares of our common stock, representing approximately 3.8% of our common stock in a timeframe not to extend beyond June 30, 2008.  Shares repurchased will be held as treasury stock and, accordingly, will be accounted for as a reduction of stockholder’s equity.  During the third quarter of 2007, we repurchased 79,000 shares of common stock under this authorization, as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the recent plans or programs*
July 1 to 31, 2007	30,000	$ 13.56	30,000	270,000
August 1 to 31, 2007	34,000	$ 13.16	64,000	236,000
September 1 to 30, 2007	15,000	$ 13.36	79,000	221,000

* At end of period

Item 6.  Exhibits

The following exhibits are furnished herewith:

Exhibit

Number       Description

31.1	Certification under Section 302 of Sarbanes-Oxley by Robert J. Cera, Chief Executive Officer, is attached hereto.

31.2	Certification under Section 302 of Sarbanes-Oxley by Kevin L. LaLuzerne, Chief Financial Officer, is attached hereto.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	November 7, 2007	/s/Robert J. Cera
Robert J. Cera
President (CEO)

Date:	November 7, 2007	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer (CFO)