Form 10-K
period 2007-12-31
BAYLAKE CORP
filed 2008-03-31
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 001-16339

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2007, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $13.75 reported bid price on that date) held by non-affiliates (excludes a total of 449,978 shares reported as beneficially owned by directors and executive officers-does not constitute an admission as to affiliate status) was approximately $117,401,857. As of March 31, 2008, 7,911,538 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Documents are Incorporated

Definitive Proxy Statement for 2008 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2007	Part III

2007 FORM 10-K

PART I

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

Baylake Bank

Baylake Bank is a Wisconsin state bank originally chartered in 1876. We conduct our community banking business through 28 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca, and Waushara Counties. We have eight financial centers in Door County, which is known for its tourism-related services. We have eight financial centers in Brown County, which includes the city of Green Bay. We serve a broader range of service, manufacturing and retail job segments in this market. The rest of our financial centers are located in smaller cities and smaller communities. Other principal industries in our market area include industry and manufacturing, agriculture, food related products and, to a lesser degree, lumber and furniture.

Baylake Bank is an independent community bank offering a full range of financial services primarily to small businesses and individuals located in our market area.

Non-Bank Subsidiaries

In addition to our banking operations, Baylake Bank owns three non-bank subsidiaries: Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages an investment portfolio; Baylake City Center LLC, which owns 10.9% of a commercial building condominium in Green Bay, currently being offered for sale; and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. Baylake Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. (“UFS”), a data processing services company located in Grafton, Wisconsin, that provides data processing services to approximately 38 banks (including Baylake Bank) and ATM processing services to approximately 49 banks, as well as electronic banking processing to 3 banks.

At December 31, 2007, we had total assets of $1.1 billion. For additional financial information, see our Consolidated Financial Statements and Notes at Item 8 of this Form 10-K.

Corporate Governance Matters

We maintain a website at www.baylake.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after Baylake electronically files those materials with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Baylake Corp. link on our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Lending

We offer short-term and long-term loans on a secured and unsecured basis for business and personal purposes. We make real estate, commercial/industrial, agricultural and consumer loans in accordance with the basic lending policies established by our board of directors. We focus lending activities on individuals and small businesses in our market area. Lending activity has been concentrated primarily within the State of Wisconsin. We do not conduct any substantial business with foreign obligors. We serve a wide variety of industries including, on a limited basis, a concentration on businesses directly and indirectly related to the tourism/recreation related industries. Loans to customers in the recreation industry, including restaurants and lodging businesses, totaled $133.3 million at December 31, 2007, or 17.5% of our loans at that date. Although competitive and economic pressures exist in this market segment, business remains relatively steady in the markets we serve. However, any deterioration in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing or tourism/recreation industries or otherwise) could have a material adverse effect on our business and operations. In particular, a decline in the Door County tourism business would not only affect our customers in the restaurant and lodging business, and therefore loans to them as described above, but could also affect loans and other business relationships with persons employed in that industry and real estate values (including collateral values) in the area.

Our total outstanding loans as of December 31, 2007 were approximately $760.2 million, consisting of 50.9% commercial real estate loans, 15.8% residential real estate loans, 12.2% construction and land development real estate loans, 16.8% commercial and industrial loans, 1.9% consumer and 2.4% tax exempt loans.

Investments

We maintain a portfolio of investments, primarily consisting of U.S. Treasury securities, U.S. Government Agency securities, mortgage-backed securities, obligations of states and their political subdivisions, and private placement and corporate bonds. We attempt to balance our portfolio to manage interest rate risks, maximize tax advantages and meet liquidity needs while endeavoring to maximize investment income.

Deposits

We offer a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2007, our total deposits were approximately $884.2 million, including interest-bearing deposits of $790.1 million and non-interest bearing deposits of $94.1 million.

Other Customer Services and Products

Other services and products we offer include transfer agency, safe deposit box services, personal and corporate trust services, conference center facilities, insurance agency and brokerage services, cash management, private banking, financial planning and electronic banking services, including eBanc, an Internet banking product for our customers.

Seasonality

The tourism/recreation industry, particularly in the Door County market, substantially affects our business with our customers, particularly those customers in the restaurant and lodging businesses. The tourist business of Door County is seasonal, with the season beginning in early spring and continuing until late fall. The seasonal nature of the tourist business tends to result in increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season. Nonetheless, the financial needs of those involved in the delivery of tourism-related services have financial needs throughout the entire year.

Our expansion into other market areas has reduced our concentration level in tourism-related businesses, but these types of businesses still remain an important element of the customer base that we serve.

Competition

The financial services industry is highly competitive. We compete with other financial institutions and businesses in both attracting and retaining deposits and making loans in all of our principal markets. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposit products comes primarily from other commercial banks, savings banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies or federally insured state-chartered banks, and may be able to price loans and deposits more aggressively. We also face direct competition from other banks and bank holding companies that have greater assets and resources than ours.

Regulation and Supervision

Baylake Corp. As a bank holding company, we are subject to regulation by the Federal Reserve Board under the BHCA. Under the BHCA, we are subject to examination by the Board of Governors of the Federal Reserve System (the “FRB”) and are required to file reports of our operations and such additional information as the FRB may require. Under FRB policy, we are expected to act as a source of financial strength to our subsidiary bank and to commit resources to support the bank in circumstances where we might not do so, absent such policy.

With certain limited exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares or assets of any company other than a bank, unless the company involved is engaged solely in one or more activities which the FRB has determined to be financial in nature or incidental to such financial activity. In 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLB Act”), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. Among other things, the GLB Act amended the BHCA to permit bank holding companies that qualify as “financial holding companies” to engage in a broad list of “financial activities,” and any non-financial activity that the FRB, in consultation with the Secretary of the Treasury, determines is “complementary” to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The GLB Act treats various lending, insurance underwriting, insurance company, portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

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

The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividend and a rate of retention consistent with its needs. The FRB policy statement also indicates that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow money to pay dividends. In addition, compliance with capital adequacy guidelines at both a bank subsidiary and a bank holding company level could affect such entity’s ability to pay dividends, if its capital levels were to decrease.

In addition to general requirements that banks retain specified levels of capital and otherwise conduct their business in a safe and sound manner, Wisconsin law requires that dividends of Wisconsin banks be paid out of current earnings or, no more than once within the immediate preceding two years, out of undivided profits. Any other dividends require the prior written consent of the WDFI.

The Sarbanes-Oxley Act of 2002 (“SOA”), addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOA is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. The SEC has enacted rules to implement various provisions of SOA which affect us as a publicly-held entity. The federal banking regulators also have adopted generally similar requirements concerning the certification of financial statements. Among these requirements is the adoption of company-wide codes of conduct by banks. SOA also imposes additional corporate governance requirements on publicly-held companies, particularly relating to the functioning of audit committees. We are subject to the requirement of annual attestation and review of our internal control on financial reporting.

Baylake Bank. As a FRB member Wisconsin-chartered bank, Baylake Bank is subject to supervision and regulation by the Wisconsin Department of Financial Institutions, Division of Banking (the “WDFI”), the FRB and the FDIC. Federal law and regulations establish supervisory standards applicable to the lending activities of our bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Our bank is subject to federal and state statutory and regulatory restrictions on any extension of credit to us or our subsidiaries, on investments in our stock or other securities of our subsidiaries, on the payment of dividends to us, and on the acceptance of our stock or other securities of our subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extensions of credit by our bank to our directors and officers, to the directors and officers of our subsidiaries, to our principal shareholders, and to “related interests” of such directors, officers and principal shareholders.

Under the Community Reinvestment Act, or (“CRA”) and the implementing regulations, our bank has a continuing and affirmative obligation to help meet the credit needs of our local community including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the boards of directors of financial institutions, such as our bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. Our bank’s service area is designated and comprised of the eight counties within the geographic area of Central and Northeast Wisconsin. Our bank’s board of directors is required to review the appropriateness of this delineation at least annually.

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

Employees

At December 31, 2007, we had 327 full-time equivalent employees company-wide. We consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These forward-looking statements include statements with respect to our financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by us with the Securities and Exchange Commission (“SEC”), and future statements other than historical facts contained in written material, press releases and oral statements issued by us, or on our behalf, may also constitute forward-looking statements.

All forward-looking statements contained in this report or which may be contained in future statements made for or on our behalf are based upon information available at the time the statement is made and we assume no obligation to update any forward-looking statements. Forward-looking statements are subject to significant risks and uncertainties, and our actual results may differ materially from the results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed above include, but are not limited to, the risk factors set forth below and any other risks identified in this report or in other filings we may make with the SEC.

Risk Factors

The following risk factors and other information included in this Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant than others may also adversely affect our business, operating results, cash flows, and financial condition. If any of the following actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.

If we have significant loan losses not previously identified and provided for, we would need to further increase our Allowance for Loan Losses and our earnings would decrease; impairment charges on letters of credit could have similar effects.

Our loan customers may not repay their loans according to their terms. We may also be required to make payments on letters of credit that we have issued even though our borrower is unable to repay us in accordance with the terms of our agreement. With any delinquent loan or letter of credit relationship, the collateral securing the borrower’s repayment obligations may not be sufficient to cover the loan balance. In these cases, we may be required to take an impairment charge and a loan loss provision which represents a dollar-for-dollar reduction of our pretax earnings for the period in which we make the provision. In addition, if we determine that a loan is uncollectible in whole or in in part, we are required to charge off the remaining balance against our earnings.

In evaluating our impaired loans, we assess repayment expectations and determine collateral values based on all information that is available to us. However, we often must make subjective decisions based on our assumptions and judgments about the quality and collectability of a particular loan or a segment of our loan portfolio, including the creditworthiness of the borrowers and the value of the collateral. If the information we obtain is incorrect or imcomplete, our assumptions are incorrect or our expectations do not materialize, our loan loss allowance may not be sufficient to cover our loss.

If any of these things happen, it could have a material adverse effect on our financial condition and results of operations.

Our operations are geographically limited and significantly concentrated in the tourism industry, which makes us more at risk for downturns in those areas.

Most of our operations, business and customer base are in Northeastern Wisconsin, particularly in Door and Brown Counties. As a result of this geographical concentration, we are more vulnerable to downturns or other factors that affect the local economy or decrease demand for our services than if our operations were conducted over a wider area. Other local factors, such as natural disasters and the local regulatory climate, could also significantly affect our results because of our lack of geographical diversity.

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

A significant portion of our lending is concentrated in the commercial real estate sector, which makes us more vulnerable to downturns in that sector.

Approximately 50.9%, or $387 million of our loans are concentrated in commercial real estate lending at year-end 2007 as compared to 56.7%, or $465 million at December 31, 2006. A downturn in the economy or in pricing of these development type properties would affect the values of these properties, increase the potential for problem loans and thus have a direct impact on our financial results.

We operate in a highly regulated environment, which could increase our cost structure or have other negative impacts on our operations.

We are highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, dividend limitations, limitations on products and services offered, loan limits, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit funds, our depositors and the public, rather than our shareholders. We are also subject to regulation by the SEC. Any change in government regulation may have a material adverse effect on our business.

A decreasing interest rate environment could affect our results and our equity.

In recent periods, the FRB has decreased the Federal Funds target rate multiple times and additional decreases are possible. Decreases to the middle- and long-term interest rates that we are able to charge have not been commensurate with the short-term interest rate moves by the Federal Reserve, resulting in a flattened yield curve. The flattening of the yield curve, together with competitive market pressures, has resulted in a compressed interest margin by limiting our ability to obtain reasonable returns on middle- and long-term earning assets. We expect this factor to continue to have an adverse effect on the growth of our net interest margin. In such event, net income and return on equity would be adversely affected.

We hold $222.5 million of securities available-for-sale at December 31, 2007. We must carry these securities at fair value on our balance sheet under generally accepted accounting principles, and unrealized gains or losses on those securities are one component of stockholders’ equity. Increases in market interest rates would generally cause the fair value of our securities available-for-sale to decrease, resulting in a corresponding decrease in equity.

Competition may affect our results.

We face strong competition in originating loans, in seeking deposits and in offering our other services. We must compete with commercial banks, savings institutions, trust companies, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Our market area is also served by several commercial banks and savings institutions that are substantially larger than us in terms of deposits and loans and have greater human and financial resources.

This competitive climate can make it more difficult to establish and retain relationships with customers and can lower the rates we are able to charge on loans, increase the rates we must offer on deposits, and affect our charges for other services. Those factors can in turn adversely affect our results and profitability.

Customers may decide not to use banks to complete their financial transactions, which could result in a loss of income to us.

Technology and other changes are allowing customers to complete financial transactions that historically have involved banks at one or both ends of the transaction. For example, consumers can now pay bills and transfer funds directly without going through a bank. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits.

We rely on the accuracy and completeness of information about customers and counterparties, and inaccurate or incomplete information could negatively impact our financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by such customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are inaccurate or misleading.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer system or otherwise, could severely harm our business.

As part of our financial and data processing products and services, we collect, process and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and harm our business.

Wisconsin tax developments could reduce our earnings.

Like many Wisconsin financial institutions, our bank has a subsidiary in Nevada which holds and manages investments and other earning assets; the income on these assets has not been subject to Wisconsin tax. The Wisconsin Department of Revenue (“WDOR”) instituted an audit program specifically aimed at out-of-state subsidiaries. During 2007, WDOR performed an audit of our subsidiary and subsequently issued a proposed assessment to us. We are currently in negotiations with WDOR regarding a settlement. Although, we believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements and that we have complied with requirements previously established by WDOR, depending upon the terms and circumstances of any such settlement, an adverse resolution of those matters could result in additional Wisconsin tax obligations for prior periods and/or higher Wisconsin taxes going forward, with a negative impact on our earnings. We also may incur additional costs in the future to address state tax issues.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our bank owns its headquarters and twenty-six branches and leases one branch office from a third party.

The main office building located in Sturgeon Bay serves as our corporate headquarters and main banking office. The main office also accommodates our expanded business, primarily an insurance agency (Baylake Insurance Agency) and financial services. The twenty-seven branches owned or leased by our bank are in good condition and considered adequate for present and near term requirements. In addition, our bank owns other real property that, when considered in the aggregate, is not material to our financial position. All of such other real property is reserved for future expansion and is located in the following Wisconsin locations: Berlin, Appleton, Neenah, and Oshkosh.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. Neither we nor any of our subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Historically, trading in shares of our common stock has been limited. Since mid-1993, our common stock has been listed on the OTC Bulletin Board (Trading symbol: bylk), an electronic interdealer quotation system providing real-time quotations on eligible securities.

The following table summarizes high and low bid prices and cash dividends paid for our common stock for the periods indicated. Bid prices are as reported from the OTC Bulletin Board. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

	Calendar period	High	Low	Cash dividends per share

2006	1st Quarter	$17.00	$16.20	$0.16
	2nd Quarter	$16.50	$15.55	$0.16
	3rd Quarter	$15.95	$15.65	$0.16
	4th Quarter	$16.15	$15.70	$0.16

2007	1st Quarter	$16.65	$15.00	$0.16
	2nd Quarter	$15.45	$13.75	$0.16
	3rd Quarter	$13.85	$12.00	$0.16
	4th Quarter	$13.65	$10.25	$0.16

We had approximately 1,764 shareholders of record at December 31, 2007. The number of shareholders does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends on our common stock have historically been paid in cash on a quarterly basis in March, June, September and January, although, as discussed below, we will not pay a dividend in March 2008. The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers the earnings, capital and debt servicing requirements, financial ratio guidelines issued by the FRB and other banking regulators, our financial condition, and other relevant factors.

Our ability to pay dividends is dependent upon our receipt of dividends from our subsidiary bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to our bank’s undivided profits after all payments of all necessary expenses, provided that our bank’s surplus equals or exceeds its capital, as discussed further in Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operation-Capital Resources”. In addition, under the terms of our Junior Subordinated Debentures due 2036, we would be precluded from paying dividends on the common stock if we were in default under the Debentures, if we exercised our right to defer payments of interest on the Debentures, or if certain related defaults occurred.

On February 28, 2008, the Board of Directors of Baylake Corp. announced that they, in consultation with federal and state regulators, decided to forego the cash dividend on our common stock that historically had been declared and paid during the first quarter of the year. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. There can be no assurance when or if we will resume payment of quarterly dividends at historical levels or at all. In order to pay dividends in 2008, we will need to seek approval in advance from the Wisconsin Department of Financial Institutions as well as the Federal Reserve Board.

In the event and at such time as we do resume payment of quarterly dividends, we maintain a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of our common stock in lieu of receiving cash dividends. Such shares may be newly issued or acquired by us in the open market. New shares issued under this plan are limited to 1 million.

In June 2006, our Board of Directors authorized management, at its discretion, to repurchase up to 300,000 shares, representing approximately 3.8% of our common stock, by no later than June 30, 2007. The program allowed us to repurchase our shares as opportunities arose at prevailing market prices in open market or privately negotiated transactions. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholder’s equity. We repurchased the final 50,000 shares authorized under this program prior to June 30, 2007. In July 2007, our Board of Directors approved a reimplementation of this program, for an additional 300,000 shares, through June 30, 2008. We repurchased 79,000 shares under this new program between July 1 and December 31, 2007 and are able to purchase the remaining 221, 000 shares by June 30, 2008, if deemed appropriate.

Performance Graph

The following graph shows the cumulative stockholder return on our common stock over the last five fiscal years compared to the returns of Standard & Poors 500 Stock Index and the Nasdaq Bank Index, prepared for Nasdaq by the Center for Research in Securities Prices at the University of Chicago.

Cumulative Total Return

	At December 31,
	2002	2003	2004	2005	2006	2007

Baylake Corp.	100.00	113.24	140.61	136.25	140.43	94.79
Nasdaq Bank Index	100.00	129.93	144.21	137.97	153.15	119.35
S&P 500	100.00	126.38	137.75	141.88	161.20	166.89

(1)	Assumes $100 invested on December 31, 2002 in each of Baylake Corp. common stock, the Standard & Poors 500 Stock Index and the Nasdaq Bank Index. Dividends are assumed to be reinvested.

ITEM 6. SELECTED FINANCIAL DATA

BAYLAKE CORP.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003

	(dollars in thousands, except per share data)
Results of operations:
Interest and dividend income	$69,668	$70,014	$61,538	$50,362	$47,474
Interest expense	38,753	36,378	26,660	16,357	18,416

Net interest income	30,915	33,636	34,878	34,005	29,058
Provision for loan losses	9,761	903	3,217	1,599	5,650

Net interest income after provision for loan losses	21,154	32,733	31,661	32,406	23,408
Other income	9,174	9,737	11,597	9,526	10,640
Non-interest expense:	32,578	32,329	30,519	26,479	24,031

Income before provision for income taxes	(2,250)	10,141	12,739	15,453	10,017

Income tax provision	(2,416)	2,765	3,836	4,680	2,060

Net income	$166	$7,376	$8,903	$10,773	$7,957

Per Share Data: (1)

Net income per share (basic)	$0.02	$0.95	$1.15	$1.41	$1.06
Net income per share (diluted)	0.02	0.94	1.14	1.40	1.04
Cash dividends per common share	0.64	0.64	0.61	0.57	0.53
Book value per share	10.18	10.50	10.09	9.91	9.16

Selected Financial Condition Data (at end of period):
Total assets	$1,106,616	$1,111,684	$1,089,408	$1,047,748	$974,740
Securities	222,475	188,315	171,638	197,392	176,815
Gross loans	760,210	819,568	812,296	757,228	715,022
Total deposits	884,185	878,911	856,711	844,541	783,292
Short-term borrowings (2)	27,174	4,480	1,315	1,284	23,359
Other borrowings (3)	85,172	115,179	125,185	100,192	75,092
Subordinated debentures	16,100	16,100	16,100	16,100	16,100
Total shareholders’ equity	80,262	82,193	78,544	76,205	69,628

Performance Ratios:
Return on average assets	0.02%	0.67%	0.82%	1.07%	0.87%
Return on average total shareholders’ equity	0.21%	9.33%	11.51%	14.88%	11.86%
Dividend payout ratio	3,030.48%	67.67%	52.99%	40.49%	50.22%
Net interest margin (4)	3.21%	3.44%	3.60%	3.76%	3.56%
Net interest spread (4)	2.80%	3.05%	3.27%	3.52%	3.27%
Non-interest income to average assets	0.83%	0.89%	1.07%	0.94%	1.16%
Non-interest expense to average assets	2.96%	2.94%	2.81%	2.63%	2.62%
Net overhead ratio (5)	2.12%	2.06%	1.74%	1.68%	1.46%
Average loan-to-average deposit ratio	91.24%	94.73%	94.16%	93.63%	93.01%
Average interest-earning assets to average interest-bearing liabilities	110.58%	111.09%	112.73%	113.59%	113.19%

Asset Quality Ratios: (6)
Non-performing loans to total loans	4.94%	3.40%	0.85%	0.78%	2.27%
Allowance for loan losses to:
Gross loans	1.56%	0.98%	1.18%	1.38%	1.70%
Non-performing loans	31.53%	29.46%	137.58%	176.44%	74.95%
Net charge-offs to average loans	0.74%	0.29%	0.52%	0.45%	0.70%
Non-performing assets to total assets	3.86%	3.02%	0.94%	0.81%	1.90%

Capital Ratios: (7)
Shareholders’ equity to assets	7.25%	7.39%	7.21%	7.27%	7.14%
Tier 1 risk-based capital	10.07%	10.00%	9.70%	9.75%	9.53%
Total risk-based capital	11.32%	10.87%	10.73%	10.95%	10.78%
Leverage ratio	8.34%	8.53%	8.27%	8.27%	8.38%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.
(2)	Consists of federal funds purchased and repurchase agreements.
(3)	Consists of Federal Home Loan Bank term notes and borrowings from unaffiliated correspondent bank.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following sets forth management’s discussion and analysis of our consolidated financial condition and results of operations that should be read in conjunction with those financial statements, related notes, the selected financial data and the statistical information presented elsewhere in this report for a more complete understanding of the following discussion and analysis.

Critical Accounting Policies

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that are the basis for the financial results presented in our consolidated financial statements. Some of these policies are more critical than others.

Allowance for Loan Losses: The allowance for loan losses (“ALL”) represents management’s estimate of probable incurred credit losses in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component on specific loans and an unallocated component for loans without specific reserves. The components of the allowance represent an estimation pursuant to either Statement of Financial Accounting Standards No. (“SFAS”) 5, “Accounting for Contingencies,” or SFAS 114, “Accounting by Creditors for Impairment of a Loan.” The allocated component of the allowance for loan losses reflects expected losses from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The unallocated component is based on our historical loss experience which is updated quarterly. The unallocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors.

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

Provision for Impairment of Standby Letter of Credit: The provision for impairment of standby letter of credit represents management’s estimate of probable incurred losses on an off-balance sheet standby letter of credit which was used to accommodate our customer’s borrowing arrangements with an unrelated third party. In the event of further impairment, a provision for impairment of standby letter of credit is charged to operations based on management’s periodic evaluation of the factors affecting this standby letter of credit. See the Non-Interest Expense discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Income Tax Accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. See Note 15-“Income Tax Expense” to our consolidated financial statements for further information.

Income tax expense may be affected by developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of our bank located in the state of Nevada holds and manages various investment securities. Because these subsidiaries are located outside Wisconsin, income from their operations has not historically been subject to Wisconsin state taxation. Although the WDOR issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions at the time such subsidiaries were formed, WDOR representatives have stated that the WDOR intends to revoke those rulings and tax some or all these subsidiaries’ income, even though there has been no intervening change in the law. The WDOR also implemented a program in 2003 for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada.

The WDOR sent letters in late July 2004 to financial institutions in Wisconsin, whether or not they are undergoing an audit, reporting on settlements involving 17 banks and their out-of-state investment subsidiaries. The letter provided a summary of settlement parameters that may be available. For periods before 2004, they included: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes for a limited period of time; and interest (but not penalties) on any past-due taxes. For 2004 and going forward, there were similar provisions plus limits on the amount of subsidiaries’ assets as to which their income would be excluded from Wisconsin tax. Settlement on the terms outlined would result in the Department’s rescission of related prior letter rulings, and would purport to be binding going forward except for future legislation or change by mutual agreement. By implication, the Department appears to accept the general proposition that some out-of-state investment subsidiary income is not subject to Wisconsin taxes.

We continue to believe that we have reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and the Department’s prior longstanding interpretations thereof, including interpretations issued specifically to it. However, in view of the Department’s subsequent change in position (even if that change does not have a basis in law), the aggressive stance taken by the Department, the settlements by many other banks, and the potential effect that decisions by other similarly situated institutions may have on our alternatives going forward, we have determined that we will consider a settlement proposal from the Department. In July 2007, the Department contacted us to begin discussions on this issue. They requested, and we complied with, an agreement to extend, for audit purposes, the 2002 income and franchise tax year to March 15, 2008, which we expect to be extended further. During the third and fourth quarter of 2007, a formal audit of our Nevada subsidiary was commenced by the Department. In February 2008, the Department issued a proposed assessment. Management, in conjunction with outside counsel, is currently negotiating a settlement with the Department, which we anticipate reaching in the near future. We believe our financial statements adequately provide for any settlement that may be reached. As of March 11, 2008, no formal settlement has been reached but negotiations are ongoing.

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

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the provision for loan losses, operating expenses, income taxes and, to a lesser extent, non-interest income. Economic conditions, competition and the monetary and fiscal policies of the Federal government in general, significantly affect financial institutions, including us. During the latter half of 2004 continuing through mid-year 2006, the FRB steadily increased interest rates intending to stabilize the current economy and keep inflation under control, since the general health of the United States economy was strong. From mid-year 2006 through mid-year 2007, the FRB kept interest rates stable. Since September 2007, however, the FRB has gradually decreased interest rates by 100 basis points in the aggregate. A further decrease of 125 basis points occurred in January of 2008. Net interest income decreased for 2007 due to our high level of non-performing loans and increased funding costs compared to 2006. Lending activities are also influenced by regional and local economic factors, including specifically the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in our market area.

In the last several years, we have initiated strategic changes to our bank operations intended to enhance utilization of resources and the effectiveness of customer services within our market areas. We have developed an internal customer relationship management system (“CRM”) to more effectively manage and market to our internal customer base.

Throughout 2007, our regulatory capital ratios and those of the Bank were in excess of the levels established by regulatory agencies for “well-capitalized” financial institutions. We continue our emphasis on improving asset quality, especially related to our level of non-performing commercial loans. We have implemented changes to our regional and overall bank credit approval structure, which we believe strengthen and improve our credit underwriting process. As part of these changes, a newly created position of Chief Credit Officer was added to the management team in January 2007. The Chief Credit Officer is primarily responsible for credit quality.

Performance Summary

The following is a brief summary of some of the factors that affected our earnings in 2007. See the remainder of this section for a more thorough discussion.

We reported net income of $166,000 for the year ended December 31, 2007, a decrease of $7.2 million or 97.7% compared to $7.4 million earned in 2006. Both basic and diluted earnings per share were $0.02 for 2007 compared to $0.95 and $0.94, respectively for 2006. Return on average assets for the year ended December 31, 2007 was 0.02% and 0.67% for 2006. The return on average equity was 0.21% for 2007 and 9.33% for 2006. Cash dividends declared in 2007 remained at $0.64 per share, the same as in 2006. Key factors behind these results were:

•	Net interest income and net interest margin were impacted in 2007 by a decreasing interest rate environment for the second half of 2007, thereby decreasing interest spread.
•

Tax-equivalent net interest income was $32.5 million for 2007, a decrease of $2.4 million or 6.9% from $34.9 million for 2006. Tax-equivalent interest income decreased $39,000, while interest expense increased $2.4 million. The decrease in tax-equivalent net interest income was attributable to unfavorable rate variances reducing tax-equivalent net interest income by $2.2 million, as well as unfavorable volume variances (with balance sheet growth and differences in the mix of average earning assets and average interest-bearing liabilities negatively impacting tax-equivalent net interest income by $166,000). The primary reason for the overall decrease was due to an increase in non-performing loans, which had the effect of reducing interest income by $3.9 million during 2007. Average earning assets remained relatively stable at $1.0 billion, while interest-bearing liabilities increased $3.3 million to $914.7 million.

•

The net interest margin for 2007 was 3.21%, compared to 3.44% in 2006. The 23 basis points (“bps”) decrease in net interest margin largely resulted from a 25 bps decrease in interest rate spread caused by a 25 bps increase in the cost of interest-bearing liabilities.

•

Total loans were $760.2 million at December 31, 2007, a decrease of $59.4 million or 7.2%, from December 31, 2006. Commercial real estate loans decreased $77.9 million (16.8%) and represented 50.9% of total loans at December 31, 2007, compared to 56.6% at year-end 2006. Total deposits were $884.2 million at December 31, 2007, an increase of $5.3 million or 0.6% from year-end 2006.

•

Charge-offs increased from a year ago. Net loan charge-offs were $6.0 million in 2007, an increase of $3.6 million over 2006 results. Net loan charge-offs for commercial loans represented $3.4 million of the $6.0 million total in 2007. Net loan charge-offs represented 0.74% of average loans in 2007 compared to 0.29% in 2006. The provision for loan losses increased to $9.8 million for 2007 compared to $903,000 in 2006. The ratio of allowance for loan losses to total loans was 1.56% and 0.98% at December 31, 2007 and 2006, respectively. Non-performing loans were $37.6 million at December 31, 2007, representing 5.0% of total loans, compared to $27.8 million or 3.4% at year-end 2006.

•

Non-interest income was $9.2 million for 2007, a decrease of $563,000 or 5.8% from 2006 results. A $195,000 decrease in net gains from sales of loans and a $294,000 decrease in net gains from sales of fixed assets were partially offset by an increase in fees for other services to customers of $265,000. In addition, mortgage servicing rights decreased $595,000 during 2007 due to a decline in the fair market value of the rights combined with a decline in outstanding portfolio balances of the loans serviced.

•

Non-interest expense was $32.6 million, an increase of $247,000 over 2006 results. This was the result of increases in the areas of operation of ORE properties and loan and collection expenses of $758,000 and $229,000, respectively, offset by a decline of $752,000 in Salaries and employee benefits due to management restructuring and reduced staffing levels.

•

Provision for income taxes resulted in a tax benefit of $2.4 million versus a tax expense of $2.8 million for 2006. The 2007 benefit versus the 2006 expense was primarily attributable to a $12.4 million decrease in income before income tax expense in 2007 as compared to 2006. The effective tax rate was 27.3% in 2006.

INCOME STATEMENT ANALYSIS

2007 compared to 2006

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

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a tax equivalent basis. The narrative below discusses net interest income, interest rate spread and net interest margin on a tax equivalent basis.

Table 1 provides average balances of interest-earning assets and interest-bearing liabilities, interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest spread, and net interest margin on a tax-equivalent basis for the years ended December 31, 2007, 2006 and 2005.

Net interest income in the consolidated statements of income (which excludes the tax equivalent adjustment) was $30.9 million, compared to $33.6 million in 2006. Net interest income in 2007 was negatively impacted by the high level of non-performing loans for which interest income is not recognized. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.6 million for 2007 and $1.3 million for 2006 resulted in a tax-equivalent net interest income of $32.5 million and $34.9 million, respectively. The decrease in 2007 net interest income was also impacted by increased wholesale funding costs. The net interest margin for 2007 was 3.21% compared to 3.44% in 2006. The 23 bps decrease in net interest margin is attributable to a 25 bps decrease in interest rate spread resulting from a higher cost of interest-bearing liabilities in 2007.

We had positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, the rate decreases impacted net interest income negatively. In addition, the high level of non-performing loans further decreased net interest income. We expect that in a gradually increasing rate environment, our income statement would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of increases could affect that trend.

As shown in the rate/volume analysis in Table 2, volume changes resulted in a $166,000 decrease to tax equivalent net interest income in 2007, while rate changes resulted in a $2.2 million decrease, for a total decrease of $2.4 million. The decrease and composition of earning assets resulted in a $297,000 decrease to tax equivalent net interest income in 2007 offset by a $132,000 decrease and composition change in interest-bearing liabilities. Rate changes on earning assets increased interest income by $259,000 but were more than offset by rate changes on interest-bearing liabilities that increased interest expense by $2.5 million, for an unfavorable net rate impact of $2.2 million.

For 2007, the yield on earning assets remained unchanged at 7.04%, attributable to an increase of 3 bps in the loan yield and a 5 bps increase in the yield on taxable investments. These increases were offset by a 32 bps decline in the yield achieved on tax exempt securities and an 11 bps decrease in yield on Federal funds and money market securities. The average loan yield was 7.60% in 2007 versus 7.57% in 2006. Competitive pricing on new and refinanced loans, as well as tightened credit underwriting standards, dampened efforts for improvements in loan yields in 2007.

For 2007, the cost of interest-bearing liabilities increased 25 bps compared to 2006, to 4.24%, resulting, in part, from a higher average interest rate environment through the first half of 2007. The combined average cost of interest-bearing deposits was 4.05%, up 34 bps from 2006, primarily resulting from an average increase in the short-term interest rate environment during 2007, as well as by an increase in the mix of higher-cost time deposit accounts. This increase was partially offset by the cost of wholesale funding (comprised of Federal funds purchased; repurchase agreements; FHLB advances and subordinated debentures) which decreased by 14 bps to 5.39% for 2007, impacted favorably by a decreasing interest rate environment for wholesale funding costs during the year on reduced borrowings.

Average earning assets remained at $1.0 billion in 2007, the same as in 2006. Average loans outstanding declined to $804.5 million in 2007 from $818.1 million in 2006, a decrease of 1.7%. Average loans to average total assets decreased to 73.0% in 2007 from 74.5% in 2006. For 2007, tax equivalent interest income on loans decreased $1.1 million related to the decline in average outstanding balances, offset by a $326,000 increase related to a slight improvement in the yields on such loans. Balances of securities and short-term investments increased $12.6 million on average. Tax equivalent interest income on securities and short-term investments increased $708,000 from volume changes, and decreased $72,000 from the impact of the rate environment, for a net $636,000 increase to tax equivalent interest income.

Average interest-bearing liabilities increased $3.3 million, or 0.4%, from 2006, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) decreased $4.3 million. The decrease in net free funds is attributable to an increase in non-interest earning assets. Average non-interest bearing demand deposits decreased by $1.2 million, or 1.3%. Average interest-bearing deposits grew $19.4 million, or 2.5%, to $788.0 million. This growth resulted from increases in interest-bearing demand deposits and time deposits less than $100,000 offset by a decline in savings deposits and time deposits greater than $100,000. Interest expense on interest-bearing deposits increased $2.7 million from the impact of the rate environment and increased $722,000 from volume and mix changes, resulting in an aggregate increase of $3.4 million in interest expense on interest-earning deposits. Average wholesale-funding sources decreased by $16.1 million during 2007. For 2007, interest expense on wholesale funding sources decreased by $854,000 due to volume changes and decreased by $215,000 from declining rates, for an aggregate decrease of $1.1 million versus 2006 results.

Table 1: Average Balances and Interest Rates (interest and rates on a tax-equivalent basis)

	Year ended December 31,
	2007			2006			2005

	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate	Average Balance (1)	Interest	Average Rate

	(dollars in thousands)
ASSETS:
Earning Assets
Loans (2)(3)(4)	$804,493	61,165	7.60%	$818,086	61,909	7.57%	$789,316	52,946	6.71%
U.S. Treasuries	—	—	0.00%	72	3	4.17%	195	9	4.62%
Agencies	135,372	5,898	4.36%	136,226	5,928	4.35%	157,293	6,326	4.02%
State and municipal obligations (2)	52,330	3,225	6.16%	39,728	2,573	6.48%	41,766	2,835	6.79%
Other Securities	12,635	598	4.73%	10,671	450	4.22%	11,077	598	5.40%
Federal funds sold	3,211	159	4.95%	5,694	290	5.09%	876	29	3.31%
Other money market instruments	3,373	159	4.72%	1,983	89	4.49%	3,010	94	3.12%

Total earning assets	$1,011,414	$71,204	7.04%	$1,012,460	$71,242	7.04%	$1,003,533	$62,837	6.26%

Non-interest earning assets	90,376			85,640			81,671

Total assets	$1,101,790			$1,098,100			$1,085,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing lLiabilities
NOW accounts	$110,322	$2,798	2.54%	$103,740	$2,353	2.27%	$90,782	$1,500	1.65%
Savings accounts	262,026	9,125	3.48%	263,018	8,970	3.41%	221,414	4,998	2.26%
Time deposits> $100M	212,133	10,420	4.91%	218,116	9,558	4.38%	239,682	7,752	3.23%
Time deposits<$100M	203,547	9,587	4.71%	183,755	7,604	4.14%	178,912	5,132	2.87%

Total interest-bearing deposits	788,028	31,930	4.05%	768,629	28,485	3.71%	730,790	19,382	2.65%
Federal funds purchased	9,067	497	5.48%	7,496	394	5.26%	25,526	891	3.49%
Repurchase agreements	7,981	387	4.85%	1,207	48	3.98%	1,419	39	2.75%
FHLB advances	93,504	4,850	5.19%	117,702	5,745	4.88%	116,407	4,309	3.70%
Subordinated debentures	16,100	1,089	6.76%	16,365	1,705	10.42%	16,100	2,039	12.66%
Long term debt	—	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	$914,680	$38,753	4.24%	$911,399	$36,377	3.99%	$890,242	$26,660	2.99%

Demand deposits	93,706			94,938			107,506
Accrued expenses and other liabilities	12,587			12,672			10,091
Stockholders’ equity	80,817			79,091			77,365

Total liabilities and shareholders’ equity	$1,101,790			$1,098,100			$1,085,204

Net interest income and rate spread		$32,451	2.80%		$34,865	3.05%		$36,177	3.27%
Net interest margin			3.21%			3.44%			3.60%

(1)	Average balances were generally computed using daily balances.
(2)	The yield on tax exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(3)	Nonaccrual loans and loans held for sale have been included in the average balances.
(4)	Interest income includes loan fees, net of amortization.

Table 2: Rate/Volume Analysis (1)

	2007 compared to 2006 Increase (Decrease) due to			2006 compared to 2005 Increase (Decrease) due to

	Volume	Rate	Net	Volume	Rate	Net

	(dollars in thousands)
Interest income:
Loans (2)	$(1,070)	$326	$(744)	$1,994	$6,969	$8,963
U.S. treasuries	(3)	—	(3)	(5)	(1)	(6)
Agencies	(37)	7	(30)	(890)	492	(398)
State and municipal obligations (2)	782	(130)	652	(21)	(127)	(148)
Other securities	89	59	148	(135)	(127)	(262)
Federal funds sold	(123)	(8)	(131)	238	23	261
Other money market instruments	65	5	70	(38)	33	(5)

Total earning assets	$(297)	$259	$(38)	$1,143	$7,262	$8,405

Interest expense:
NOW accounts	$155	$291	$446	$236	$617	$853
Savings accounts	(34)	189	155	1,068	2,904	3,972
Time deposits	601	2,244	2,845	(606)	4,884	4,278
Federal funds purchased	85	18	103	(815)	318	(497)
Repurchase agreements	326	13	339	(6)	15	9
FHLB advances	(1,238)	343	(895)	48	1,388	1,436
Subordinated debentures	(27)	(589)	(616)	33	(367)	(334)
Long term debt	—	—	—	—	—	—

Total interest-bearing liabilities	$(132)	$2,509	$2,377	$(42)	$9,759	$9,717
Net interest income	$(165)	$(2,250)	$(2,415)	$1,185	$(2,497)	$(1,312)

(1)	The change in interest due to both rate and volume has been allocated proportional to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on an FTE basis using a tax rate of 34% for all periods presented.

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

The PFLL in 2007 was $9.8 million. The PFLL in 2006 and 2005 was $903,000 and $3.2 million, respectively. At December 31, 2007, the allowance for loan losses (“ALL”) was $11.8 million, compared to $8.1 million at December 31, 2006. Net charge-offs were $6.0 million for 2007, compared to $2.4 million for 2006 and $4.1 million for 2005. For additional discussion, see Note 3 in the Notes to Consolidated Financial Statements. Net charge-offs as a percent of average loans were 0.74%, 0.29%, and 0.52% for 2007, 2006, and 2005, respectively. The ratio of the ALL to gross loans was 1.56% at December 31, 2007, compared to 0.98% at December 31, 2006 and 1.18% at December 31, 2005.

Management believes that the PFLL at December 31, 2007 conforms to our loan loss reserve policy and is adequate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We are continually monitoring the non-performing relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, notwithstanding the non-performing loans, a decline in the quality of our loan portfolio, as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the allowance. If there are significant charge-offs against the allowance, or we otherwise determine that the allowance is inadequate; we will need to make higher provisions in the future. See “Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Non-Interest Income

Trust service fees, fees from loan servicing, gains from sales of loans and service charges are the primary components of non-interest income. Total non-interest income for 2007 was $9.2 million, a $563,000 or 5.8% decrease from 2006. The non-interest income to average assets ratio was 0.83% for the year ended December 31, 2007 compared to 0.89% for the same period in 2006.

In 2007, gains from sales of loans were curtailed by a slowdown in refinancing activity throughout the industry due to higher mortgage rates, similar to the year 2006, as well as a slowdown in the Small Business Administration loan sales activity. Loan servicing fees decreased $73,000 and gains from sales of loans decreased $195,000 between 2007 and 2006. The net change in the valuation of servicing rights declined $595,000 for 2007, the first year of adoption of the fair-value measurement method of servicing rights. The decrease is the result of a decline in the outstanding portfolio balance of the loans being serviced as well as an overall decline in the fair market value of such servicing rights. Secondary market loan production declined 1.0% between 2007 and 2006 ($40.8 million in 2007 versus $41.2 million in 2006).

Service charges on deposit accounts increased $265,000 in 2007 due in part to the continuation of the High Performance Checking program (“HPC”). This has resulted in additional overdraft income, partially offset by a reduction in the number of service charge paying personal checking accounts and reduced service charges on commercial checking accounts, as the earnings credit rate has increased. In addition, interchange income on debit card transactions increased from $381,000 in 2006 to $531,000 in 2007.

For 2006, a gain of $103,000 was realized on the sale of a condominium unit at Baylake City Center to an unrelated third party. Also, a gain of $188,000 was realized in the sale of bank land located in the Green Bay market area during 2006.

Non-Interest Expense

Non-interest expense in 2007 increased to $32.6 million, a $247,000 or 0.8% increase compared to 2006, primarily as a result of expenses related to the operation of other real estate and costs related to loans and collections, offset by a decrease in salary and employee benefit expenses.

Salaries and employee benefits expense is the largest component of non-interest expense, totaling $18.7 million in 2007, a decrease of $752,000, or 3.9%, from 2006 as a result of management restructuring and reduced staffing. The number of full-time equivalent employees decreased to 327 in 2007 from 336 in 2006, a decrease of 2.1%.

Contributing to the decrease in salary and employee benefits were lower expenses related to the Baylake Bank Supplemental Executive Retirement Plan (“Plan”), which is intended to provide certain management and highly compensated employees of the Bank who have contributed and are expected to continue to contribute to our success with deferred compensation, in addition to that available under our other retirement programs. Costs associated with the Plan amounted to $246,000 for 2007, a decline of $553,000 from 2006 due to the decision by the Bank to forego a contribution to the Plan in 2008, of which a significant portion would have been accrued for during 2007. Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. An increase in health insurance costs is expected for 2008. Management will continue its efforts to control salaries and employee benefit expense, although increases in these expenses are likely to continue in future years as we continue to grow.

Net occupancy expense for 2007 totaled $2.5 million, reflecting an increase of $83,000 compared to 2006. The increase was primarily due to normal occupancy-related expense increases.

Data processing and courier expense in 2007 reflected minimal increases. Management estimates that data processing expense should continue to show minimal increases in the future with adjustments related only to any volume-related increases incurred.

Other real estate expenses are netted against income received from such properties in the determination of net other real estate owned expense. Other real estate owned reflected a net expense from the operation of other real estate of $966,000 in 2007. Losses of $379,000 were recognized on the sale of ORE properties in 2007, partially offset by gains of $147,000, for a net loss of $232,000 on the sale of ORE properties.

The provision for impairment loss on the letter of credit in 2006 relates to a liability for our exposure on a standby letter of credit. The letter of credit supports secondary market financing on behalf of the borrower. We believe the collateral and cash flows will be sufficient to support the balance of the standby letter of credit at December 31, 2007. We continue to monitor the financial condition of the borrower on an ongoing basis and if it continues to deteriorate, may need to provide additional reserves with respect to this off-balance sheet commitment.

Other operating expenses in 2007 remained unchanged at $5.4 million compared to 2006. Included in other operating expenses is FDIC insurance expense of $504,000 for 2007 as compared to $105,000 for 2006. FDIC insurance consists of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (DIF) between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. For 2007, the FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay at least minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Our bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. In contrast to 2006, our bank was assessed premiums for FDIC insurance on its deposits in 2007. To ease the transition to the new system, insured institutions that had paid deposit insurance prior to 1997 were eligible for a one-time assessment credit based on their respective share of the aggregate assessment base. Our FDIC assessment for 2007 was partially offset by a portion of our one-time assessment credit. We anticipate that the remaining credit will be applied to our FDIC assessment in the first two quarters of 2008. Payments for the FICO component will continue as long as FICO obligations remain outstanding.

Loan and collection expenses were $229,000 higher in 2007 than in 2006. This is primarily related to costs on loans that are in the collection process that have not been transferred to ORE and includes costs incurred for property management fees, real estate taxes, insurance, and operating expenses. Legal services deemed appropriate in resolving nonperforming loans were outsourced during 2007, services that had been provided by our internal legal staff in prior years. These legal costs totaled $814,000, offset in part by a reduction in internal collection costs of $506,000 on two credits subsequently transferred to other real estate owned. In 2008, loan and collection costs are expected to continue at a comparable level, unless and until the volume of nonperforming loans declines further.

Employee acquisition expenses decreased $226,000 compared to 2006, from $382,000 to $156,000. The increased costs in 2006 were primarily attributed to $286,000 of recruiting fees that were paid for the hiring of employees for key positions, including the hiring of our new president. During 2007, only $50,000 of recruiting fees were paid.

Costs related to other outside services totaled $1.1 million in 2007, $64,000 higher than in 2006. The primary item was expenses of $348,000 related to the High Performance Checking program, including mailing, consulting fees, and material costs compared to costs of $378,000 related to the program in 2006. Since the program was renewed for another year in October 2007, a majority of these costs are expected to continue in 2008.

Off-Balance Sheet Arrangements

We do not use interest rate contracts (e.g. swaps) or other derivatives to manage interest rate risk and have none of these instruments outstanding. Our bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of December 31, 2007 in the amount of $188.5 million and $227.9 million, respectively. These are further explained in Note 13 of the Notes to our Consolidated Financial Statements.

Provision for Income Taxes

Income tax benefit totaled $2.4 million in 2007, compared to income tax expense of $2.8 million in 2006. The tax benefit in 2007 reflected the decrease in our income before income taxes to a net loss position in 2007.

See Note 1, “Summary of Significant Accounting Policies,” and Note 15, “Income Tax Expense,” of the Notes to our Consolidated Financial Statements for a further discussion of income tax accounting. Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

2006 compared to 2005

Net Interest Income

Net interest income in the consolidated statements of income (which excludes the tax equivalent adjustment) was $33.6 million in 2006, compared to $34.9 million in 2005. Net interest income in 2006 was negatively impacted by the increased level of non-performing loans. Interest income is not recognized on these loans until paid, thus reducing our earnings. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.2 million for 2006 and $1.3 million for 2005 resulted in a tax-equivalent net interest income of $34.8 million and $36.2 million, respectively.

The decrease in 2006 net interest income of $1.3 million was a function of unfavorable interest rate changes, partially offset by a higher level of earning assets. The net interest margin for 2006 was 3.44% compared to 3.60% in 2005. The 16 bps decrease in net interest margin was attributable to a 22 bps decrease in interest rate spread (with a 78 bps increase in the yield on earning assets, more than offset by a 100 bps higher cost of interest-bearing liabilities) and a 6 bps higher contribution from net free funds. Interest rates generally rose during the first half of 2006, increasing 100 bps as the FRB attempted to keep inflation in control.

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

For 2006, the yield on earning assets improved 78 bps to 7.04%, in large part attributable to an increase of 86 bps in the loan yield to 7.57% in 2006 versus 6.71% in 2005. Increases during 2006 in the interest rate environment were a primary factor in the improvement in loan yields. Competitive pricing on new and refinanced loans dampened efforts for further improvements in loan yields in 2006. The yield on securities and short-term investments combined was up 18 bps to 4.80% in 2006.

For 2006, the cost of interest-bearing liabilities increased 100 bps compared to 2005, to 3.99%, precipitated by an increasing interest rate environment through the first half of the year. The combined average cost of interest-bearing deposits was 3.71%, up 106 bps from 2005, primarily from increases in the short-term interest rates during 2006 offset to a lesser degree by an increase in the mix of lower-cost transaction accounts. The cost of wholesale funding (comprised of federal funds purchased; repurchase agreements; FHLB advances and subordinated debentures) increased by 97 bps to 5.53% for 2006, impacted unfavorably by an increase in the interest rate environment and its affect on wholesale funding costs during the year.

Average earning assets were approximately $1.0 billion in both 2006 and 2005. Average loans outstanding grew to $818.1 million in 2006 from $789.3 million in 2005, an increase of 3.6%. Average loans to average total assets increased to 74.50% in 2006 from 72.7% in 2005. For 2006, tax equivalent interest income on loans increased $2.0 million from growth and $7.0 million from the impact of rising interest rates. Balances of securities and short-term investments decreased $19.8 million on average. Tax equivalent interest income on securities and short-term investments decreased $851,000 from volume changes, and increased $293,000 from the impact of the rate environment, for a net $558,000 decrease in tax equivalent interest income.

Average interest-bearing liabilities increased $21.2 million, or 2.4%, from 2005, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) decreased $12.2 million. The decrease in net free funds is primarily attributable to the shift from demand deposits to NOW accounts. The primary reason for this was the High Performance Checking (HPC) account product offering that originally started in October 2005. Average non-interest bearing demand deposits decreased by $12.6 million, or 11.7% between 2005 and 2006. Average interest-bearing deposits grew $37.8 million, or 5.2%, to $768.6 million between the same periods. This growth resulted from increases in interest-bearing demand deposits, savings accounts, and time deposits less than $100,000 offset by a decline in time deposits greater than $100,000. Interest expense on interest-bearing deposits increased $8.4 million from the impact of the rate environment and increased $698,000 from volume and mix changes, resulting in an aggregate increase of $9.1 million in interest expense in 2006 versus 2005. Average wholesale-funding sources decreased by $16.7 million during 2006. For 2006, interest expense on wholesale funding sources decreased by $740,000 due to volume changes and increased by $1.4 million from higher rates, for a net increase of $614,000 versus 2005.

Provision for Loan Losses

The PFLL in 2006 was $903,000 versus $3.2 million in 2005. At December 31, 2006, the allowance for loan losses (ALL) was $8.1 million compared to $9.6 million at December 31, 2005. Net charge-offs were $2.4 million for 2006 compared to $4.1 million for 2005. During 2005 we had reserved on a majority of the loans charged-off in 2006. As such, these charge-offs did not have a significant impact on that year’s PFLL. In addition, even though the non-performing and impaired loans increased year over year, the amount allocated to impaired loans decreased by $1.1 million. See Table 6 for a year-to-year comparison of the PFLL.

Net charge-offs as a percent of average loans were 0.29% and 0.52% for 2006 and 2005, respectively. The ratio of the ALL to gross loans was 0.98% at December 31, 2006, compared to 1.18% at December 31, 2005.

Non-Interest Income

Total non-interest income for 2006 was $9.7 million, a $1.9 million or 16.0% decrease from 2005. Non-interest income in 2005 included income from the sale of two properties. The non-interest income to average assets ratio was 0.89% for the year ended December 31, 2006 compared to 1.07% for the same period in 2005.

In 2006, gains from sales of loans were curtailed by a slowdown in refinancing activity throughout the industry due to higher mortgage rates, as well as a slowdown in the Small Business Administration loan sales activity. Loan servicing fees decreased $39,000 and gains from sales of loans decreased $188,000 between the comparable periods of 2006 and 2005. As interest rates increased over the first half of 2006, we continued to experience a decline in the number of loan applications. Secondary loan production declined 14.1% between the years ($41.2 million in 2006 versus $48.3 million in 2005).

Service charges on deposit accounts increased $110,000 in 2006 due in part to the implementation of a High Performance Checking program (“HPC”) in the fourth quarter of 2005. This resulted in additional overdraft income, partially offset by a reduction in the number of service charge paying personal checking accounts and reduced service charges on commercial checking accounts, as the earnings credit rate has increased.

Financial service income increased $139,000 in 2006, or 18.6% compared to 2005 as a result of additional brokerage business generated.

For 2006, a gain of $103,000 was realized on the sale of a condominium unit at Baylake City Center to an unrelated third party. Also, a gain of $188,000 was realized in the sale of bank land located in the Green Bay market area. In 2005, non-interest income included gains totaling $2.7 million from two property sales. These gains were partially offset by losses of $379,000 on various bank properties sold or written down during the period. These losses related primarily to the sale of two buildings and land formerly used as branch offices. In addition, the bank closed one leased facility during 2005, for which leasehold improvements were written off.

Non-Interest Expense

Non-interest expense in 2006 increased to $32.3 million, a $1.8 million or 5.9% increase over 2005 non-interest expense, primarily as a result of increased personnel expense, professional services, other operating expense and recruiting fees, partially offset by a reduction in the provision taken for the impairment of an off-balance sheet letter of credit. In 2005, a $2.2 million impairment charge was taken related to this off-balance sheet letter of credit compared to a charge of only $27,000 in 2006.

Salaries and employee benefits expense is the largest component of non-interest expense and totaled $19.4 million in 2006, an increase of $2.7 million, or 16.0%, as compared to 2005 results. The increase in 2006 primarily resulted from staffing increases, increased benefit costs and normal salary increases partially offset by a decrease in bonus expense. Salary costs increased $2.1 million, or 17.6%, during 2006 compared to 2005 as a result of increased staffing and normal salary increases. Also impacting the increase in salary expenses were severance costs related to the termination of certain executives resulting from a management restructuring undertaken in 2006. This severance accounted for $266,000 or 2.3% of the increase. The number of full-time equivalent employees increased to 336 in 2006 from 317 in 2005, an increase of 6.0%.

Also contributing to the increase in salary and employee benefits were expenses related to the Baylake Bank Supplemental Executive Retirement Plan (“Plan”), which is intended to provide certain management and highly compensated employees of the Bank who have contributed and are expected to continue to contribute to our success with deferred compensation in addition to that available under our other retirement programs. Costs associated with the Plan amounted to $799,000 for 2006. Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represented the remaining increase in personnel-related costs.

Net occupancy expense for 2006 totaled $2.4 million, reflecting a decrease of $68,000 compared to 2005. While additional costs were incurred in 2006 for real estate tax expense for properties purchased in the Fox Valley area, as well as normal occupancy-related expense increases, 2005 results included costs of $265,000 for lease termination costs that did not recur in 2006.

Data processing and courier expense in 2006 increased $106,000, or 9.1% due to an increase in the volume of accounts processed.

Other real estate expenses were netted against income received from such properties in the determination of net other real estate owned expense. Other real estate owned showed net expense from the operation of other real estate of $376,000 in 2006 compared to $399,000 in 2005. Gains of $168,000 from seven commercial property sales and one residential property sale were realized in 2006 and offset by losses of $166,000 from the sale of four commercial properties and one residential property during 2006 for a net gain of $2,000. Expenses from the operation of other real estate owned totaled $421,000 in 2006.

The provision for impairment loss on the letter of credit of $27,000 related to a liability for our exposure on a standby letter of credit. This compared to an impairment change of $2.2 million in 2005 on that same letter of credit. The letter of credit supported secondary market financing on behalf of the borrower.

Other operating expenses in 2006 increased $683,000 or 11.9% to $6.4 million as compared to $5.7 million in 2005. Loan and collection expenses were $501,000, or 181.5% higher in 2006 or $777,000 versus $276,000 in 2005 primarily related to costs on two loans that were in the collection process. In addition, other operating expense included costs totaling $589,000 which were incurred in 2006 for property management fees, real estate taxes, legal fees, insurance, and operating expenses.

Employee acquisition expenses were up $279,000 compared to 2005. The increased costs were attributable to $286,000 of recruiting fees that were paid for the hiring of employees for key positions, including the hiring of the new president in 2006.

Costs related to other outside services were $368,000 higher in 2006 than in 2005. The primary item contributing to the increase in these costs was expense of $378,000 related to the High Performance Checking program, including mailing, consulting fees, and material costs. Since the program was renewed for another year in October 2006, a majority of these costs continued in 2007. Other costs of $89,000 were for consulting expenses related to the restructuring of the Wealth Management division.

Provision for Income Taxes

Income tax expense totaled $2.8 million in 2006, a decrease of $1.1 million compared to 2005. The lower tax expense in 2006 reflected the decrease in our income before income tax expense in 2006. Our effective tax rate was 27.3% in 2006 compared to 30.1% in 2005. Taxable income decreased while tax-exempt interest income from municipal loans and investments remained relatively constant, causing the change in the effective tax rate.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding declined to $760.2 million at December 31, 2007, a 7.2% decrease from December 31, 2006. This follows a 0.9% increase from the end of 2005.

Table 3 reflects composition (mix) of the loan portfolio at December 31 for the previous five fiscal years:

Table 3: Loan Composition

	As of December 31, (dollars in thousands)
	2007		2006		2005		2004		2003

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Amount of loans by type

Real estate-mortgage
Commercial	$386,981	50.9%	$464,843	56.7%	$467,956	57.6%	$424,712	56.1%	$387,778	54.2%
1-4 Family residential	119,932	15.8%	143,873	17.6%	148,736	18.3%	134,350	17.8%	125,700	17.6%
Construction	93,047	12.2%	94,082	11.5%	85,729	10.6%	80,384	10.6%	77,350	10.8%
Commercial, financial and agricultural	127,549	16.8%	82,619	10.1%	80,260	9.9%	83,787	11.1%	91,051	12.7%

Consumer installment	14,388	1.9%	14,893	1.8%	14,263	1.8%	13,936	1.8%	14,460	2.0%
Tax exempt	18,663	2.5%	19,633	2.4%	15,785	1.9%	20,457	2.7%	19,032	2.7%
Less: deferred fees, net of costs	(350)	(0.1)%	(375)	(0.1)%	(433)	(0.1)%	(398)	(0.1)%	(349)	0.0%

Total loans (net of unearned income)	$760,210	100.0%	$819,568	100.0%	$812,296	100.0%	$757,228	100.0%	$715,022	100.0%

Commercial real estate loans totaled $387.0 million at year-end 2007 and comprised 50.9% of the loan portfolio, secured by farmland, multifamily property, and nonfarm/nonresidential real estate property. Loans of this type are mainly for business property, multifamily property, and community purpose property. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower’s operations. Many times, we will take additional real estate collateral to further secure the overall lending relationship. A decline in the tourism industry, or other economic effects, (such as increased interest rates affecting demand for real estate) could affect both our lending opportunities in this area as well as potentially affect the value of collateral held for these loans.

Commercial, financial and agricultural loans totaled $127.5 million at year-end 2007, up $44.9 million or 54.4% since year-end 2006. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale, and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie, Waupaca, Waushara and Kewaunee Counties, Wisconsin. The origination of commercial and commercial real estate loans was primarily from our market area in Brown County. Growth in tourism related business in Door County was slow again in 2007 compared to growth experienced in years prior to 2006. The credit risk related to the bank’s commercial loans is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower’s operations.

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

Real estate construction loans declined $1.0 million or 1.1% to $93.0 million at December 31, 2007 from December 31, 2006. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans generally are made to developers who are well known to us, have prior experience, and are well capitalized. Construction projects undertaken by these developers are carefully reviewed by us to assess the economic feasibility. The credit risk related to real estate construction loans is generally limited to specific geographic areas, but it is also influenced by general economic conditions. We attempt to control the credit risk on these types of loans by making loans to developers in familiar markets, reviewing the merits of the individual project, controlling loan structure and monitoring project progress and advances of construction proceeds.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to a multiple of borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. We have identified certain industry groups within our market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2007, there existed two industry group concentrations in our loans that exceeded 10% of total loans. At year-end 2007, loans to real estate rental properties located throughout our market area totaled $80.9 million, or 10.6% of total loans and are located in various areas of our market area and loans for real estate development totaled $80.0 million, or 10.5% of total loans.

In addition, loans to tourism related businesses remain a significant part of the portfolio and loans in other sectors are affected by the tourism driven economy of Door County. As a result, a decrease in tourism could adversely affect one or more industry groups in our loan portfolio, which could have a corresponding adverse effect on our earnings. Additionally, a decline in tourism may have an indirect effect on our operations because other types of business (grocery and convenience stores, for example) rely on tourism to provide cash flow for their operations. Loans to individuals who are employed by tourism related businesses could also be affected in the event of a downturn in the industry.

Although growth was slow in 2007 for the tourism business in the Door County market, management believes that business activity will remain adequate to service debt of our customers and for customers in general to make improvements to their operations.

At the end of 2007, residential real estate mortgage loans totaled $119.9 million and comprised 15.8% of the loan portfolio. These loans decreased $23.9 million or 16.6% during 2007. The rising interest rate environment during the first half of 2007 caused consumer preference to remain with fixed-rate residential loans. Refinancing activity slowed in 2007, as interest rates have increased. We expect this trend to continue into 2008, and given current trends, we do not anticipate growth in mortgage loans. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas we serve. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan to value exceeds these limits.

We offer adjustable rate mortgage loans based upon market demands. At year-end 2007, those loans totaled $20.4 million, an increase of $4.7 million over 2006. Adjustable rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year (the “index”), plus an additional spread of up to 2.75%. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

Adjustable rate mortgage loans have an initial period, ranging from one to three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate. We also participate in a fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. These loans are sold in the secondary market and we retain servicing rights. At December 31, 2007, these loans totaled $89.7 million compared to $101.5 million at December 31, 2006.

We also offer fixed rate mortgages through participation in fixed rate mortgage programs under private investors. These loans also are sold in the secondary market with servicing rights released to the buyer. In 2007, we sold $40 million in mortgage loans through the secondary programs compared to $38.9 million in 2006.

Installment loans to individuals totaled $14.4 million, or 1.9%, of the total loan portfolio at December 31, 2007 compared to $14.9 million, or 1.8%, at December 31, 2006. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas we serve. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Reviewing the credit worthiness of the borrowers, as well as taking the appropriate collateral and guaranty positions on such loans primarily controls credit risk.

Tax-exempt loans totaled $18.7 million at December 31, 2007 compared to $19.6 million at year-end 2006. Tax-exempt loans are short or long term loans to municipalities for the funding of various projects. The proceeds of these loans are collateralized by the backing of the corresponding taxing authority and can be used for general or revenue producing projects.

Table 4 details expected maturities by loan purpose as of December 31, 2007. Those loans with expected maturities over one year are further scheduled by re-pricing opportunities.

Table 4: Loan Maturity and Interest Rate Sensitivity

	Maturity

December 31, 2007	Within 1 Year	1-5 Years	After 5 Years	Total

	(dollars in thousands)
Loans secured primarily by real estate:
Secured by 1 to 4 family residential	$56,409	$36,005	$27,518	$119,932
Construction	62,000	30,504	543	93,047
Commercial real estate	178,902	143,759	63,970	386,631
Commercial, financial and agricultural	50,941	51,723	24,885	127,549
Tax-exempt	5,706	4,110	8,847	18,663
Consumer	8,046	6,151	191	14,388

Total	$362,004	$272,252	$125,954	$760,210

	Interest sensitivity

	Fixed rate	Variable rate

Due after one year	$290,103	$166,198

Note that commercial real estate loans have been adjusted for deferred fees, net of costs in this analysis.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, allowance to provide for anticipated loan losses, and non-accrual and charge-off policies.

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we set aside an allowance for probable incurred credit losses through periodic charges to our earnings. These charges are shown in our consolidated income statement as provision for loan losses. See “Provision For Loan Losses” in this Report. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending, and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and are charged off against the allowance for loan losses are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

In 2007 we shifted our management philosophy to focus on being substantially more proactive than in the past with respect to managing the credit risk inherent in our loan portfolio. In January 2007 we created the position of Chief Credit Officer (“CCO”) to be responsible for overseeing the credit underwriting, loan processing and documentation, problem loan monitoring, credit review and collection areas.

When the CCO was hired, we initiated a review of our written loan policy, which provides guidelines for loan origination applicable to all bank officers with lending authority, and we began implementing significant enhancements and improvements to the policy. In general, our loan policy establishes underwriting guidelines for each of our major loan categories. In addition to requiring financial statements, applications, credit histories and credit analyses for underwriting our loans, some of the more significant guidelines for specific types of loans are:

•

For commercial real estate loans, maximum loan-to-value ratios range from 50% to 80% depending on the collateral securing the loan. Loan terms have a maximum amortization period of 20 years. Hazard insurance is required on collateral securitizing the loan and appropriate legal work is performed to verify our lien position.

•

For single and 2-4 family residential loans, maximum loan-to-value ratios do not exceed 80%, unless private mortgage insurance is purchased by the borrower. Loan terms have a maximum amortization period of 25 years. Hazard insurance is required on collateral securing the loan and appropriate legal work is performed to verify our lien position.

•

For commercial and industrial loans, loan-to-value ratios and loan terms will vary, reflecting varied collateral securitizing the loan. Documentation required for the loan transaction may include income tax returns, fmancial statements, profit and loss budgets and cash flow projections. Loans included in this type are short-term loans, lines of credit, term loans and floor plans.

As part of the improvements and enhancements to our loan policies, among other things, we expanded prior existing protocols to require additional due diligence in investigating potential borrowers and additional detail in loan presentations. We addressed more in-depth and critical consideration of credit histories, borrower stability, management expertise, collateral and asset quality, loan term and loan-to-collateral ratios. All new credits and, depending on risk profile, existing credits seeking new money, are subject to these expanded procedures.

The CCO was also tasked with evaluating the loan portfolio with a view toward being proactive in removing or minimizing problem credits in the portfolio. As part of this philosophical shift toward a more proactive approach to credit risk management during 2007, we instructed the CCO to be much more critical in his review, identification and monitoring of problem loans and of potential problem loans, in particular those that may be marginal in terms of collateral adequacy.

Our philosophical shift did not affect the overall methodology by which we calculate our ALL, although we did become more proactive in our efforts to identify and remove or minimize problem credits in the portfolio. In particular, we enhanced the impairment analysis process by requiring and obtaining substantially more evidentiary support (including supplemental market data and routine site visits) for our conclusions as to future payment expectations and collateral values and, in general, are more conservative in our analysis. In conjunction with our ongoing analysis, the weakening economy in our lending markets, as well as national markets, and FRB's reduction of market rates have negatively impacted the performance of our loan portfolio for 2007 both in earnings and collateral-to-value ratios.

On a quarterly basis, management reviews the adequacy of the ALL. Based on an estimation computed pursuant to the requirements of Financial Accounting Standards Board (FASB) Statement No. 5, “Accounting for Contingencies,” and FASB Statements No. 114 and 118, “Accounting by Creditors for Impairment of a Loan,” the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loans exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on economic conditions as well as specific factors in the markets in which we operate.

The specific credit allocation for the ALL is based on a regular analysis by the loan officers of all commercial credits. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans over a fixed dollar amount with internal credit gradings at or below a predetermined classification are evaluated. In compliance with FASB Statement No. 114, the fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific allowance is then allocated to the loans based on this assessment. Such allocations or impairments are reviewed by the Chief Credit Officer and management familiar with the credits.

During 2007, $9.8 million was added to the ALL and charged to operating expense, compared to $903,000 in 2006. Of the $9.8 million charge taken in 2007, $6.0 million was added during the first quarter and $3.3 million was added during the forth quarter.

Late in the first quarter of 2007, under our normal impairment review procedures, a significant credit relationship was identified by management as having insufficient collateral to cover the outstanding principal involved and was placed on non-accrual. This credit was not past due at December 31, 2006 and appropriately, did not have a specific allocation of our ALL at that date. As a result of this analysis, $3.6 million relating to this specific credit was added to the ALL during the first quarter of 2007. We made an additional provision of $2.4 million to our specific loss reserve allocation relating to other loans identified as part of the CCO’s portfolio review process. The quantitative impact of the change to a more proactive credit analysis process accounted for adjusted values assigned to three specific credits, aggregating a total fmancial statement impact of $472,000 all of which was taken as a provision to ALL and charged to income in the first quarter of 2007.

Based upon information obtained subsequent to the close of our 2007 fiscal year, we completed an impairment evaluation of two loan relationships which comprise approximately 27% of our non-performing loan balances outstanding at December 31, 2007. As a result of this evaluation, we recorded an additional impairment charge of $2.0 million relating specifically to these two loans in the fourth quarter of 2007. In making our determination to record the impairment, we relied upon a variety of factors including third party appraisal information, executed sale/purchase transaction documents, representations of certain parties under contract to purchase collateral securing one of the loans, other publically available information and the likelihood of collection of monies owed under the terms of existing personal guarantees with current borrowers. In our opinion, we believe that the $2.0 million impairment charge is appropriate and adequate based upon a relative weighting of all of the information available to us as of the date of this report. However, management will continue to monitor the status of these loans and as future events occur, changes to our loss allocation may be required. In addition to the $2.0 million provision described above, a $1.3 million provision was taken in the fourth quarter of 2007 for unrelated loans.

All of the factors we take into account in determining loan loss provisions in the general categories are subject to change; thus, the allocations are not necessarily indicative of the loan categories in which future loan losses will occur. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated.

When comparing the period-to-period changes, our provision of $6.0 million in the first quarter of 2007 increased our ALL to $13.8 million at March 31, 2007. In the second quarter, net charge-offs of $2.3 million were realized reducing the ALL to $11.5 million at June 30, 2007. During the third quarter of 2007, net charge-offs of $1.5 million were taken, partially offset by a loan loss provision charged to earnings of $500,000. This resulted in an ALL balance of $10.5 million at September 30, 2007. Net charge-offs of $1.9 million were taken in the fourth quarter, more than offset by a provision of $3.3 million, resulting in an ALL balance of $11.8 million at year-end 2007.

Table 5: Quarterly Allowance for Loan Loss Components

	As of Quarter end
	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07

	(dollars in thousands)
Component 1 – Specific credit allocation	$2,176	$7,790	$5,736	$4,739	$6,051
Component 2 – General loss allocation: historical	4,215	4,027	4,052	4,662	4,721
General loss allocation: other	1,664	1,783	1,742	1,065	1,068
Unallocated	3	234	18	41	—

Allowance for Loan Losses	$8,058	$13,834	$11,548	$10,507	$11,840

Management believes the ALL is at an appropriate level to absorb probable incurred losses in the loan portfolio at December 31, 2007. Proactive efforts to collect on all non-performing loans, including use of the legal process when deemed appropriate to minimize the risk of further deterioration of such loans will be ongoing. In the event that the facts and circumstances relating to these non-performing loans change, additions to the ALL may become necessary. With respect to the remainder of the loan portfolio, while management uses available information to recognize losses on loans, future adjustments to the ALL may become necessary based on changes in economic conditions and the impact of such changes on our borrowers. Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. Should the economic climate further deteriorate, the level of non-performing loans, charge-offs and delinquencies could rise, warranting an increase in the provision.

During 2007, we determined that collateral shortfalls existed with respect to several commercial loans. These shortfalls were the primary reason that we made $9.8 million of loan loss provisions in 2007, compared to $903,000 in 2006.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgments regarding information available to them at the time of their examinations.

As Table 6 indicates, the ALL at December 31, 2007 was $11.8 million compared with $8.1 million at year-end 2006. Loans decreased 7.2% in 2007, while the allowance as a percent of gross loans increased to 1.6% from 1.0% at year-end 2006. Net commercial mortgage loan charge-offs represented 34.1% of the total net charge-offs for 2007. Net commercial loan charge-offs represented 57.2% of the total net charge-offs in 2007 while residential real estate-mortgage loan net charge-offs represented 6.3% of the total net charge-offs for 2007. Although net loan charge-offs increased in 2007, the ALL as a percent of total loans increased as a result of the higher amount of specific allocations to impaired loans and a higher general reserve as a percentage of the performing loan portfolio. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 6: Loan Loss Experience

	Years Ended December 31,
	2007	2006	2005	2004	2003

	(dollars in thousands)

Daily average amount of loans	$804,493	$818,086	$789,316	$740,605	$695,669

Loans, end of period	$760,210	$819,568	$812,296	$757,228	$715,022

ALL, at beginning of year	$8,058	$9,551	$10,445	$12,159	$11,410
Loans charged off:
Real estate-mortgage	437	204	537	226	946

Real estate-construction	25	624	—	3	79
Real estate-commercial	2,154	1,341	3,363	1,039	649
Commercial/agricultural loans	3,627	847	651	2,781	4,369
Consumer loans	215	401	320	240	302

Total loans charged off	$6,458	$3,417	$4,871	$4,289	$6,345

Recoveries of loans previously charged off:
Real estate-mortgage	63	409	392	79	263
Real estate-construction	—	—	—	1	—
Real estate-commercial	113	127	91	79	107
Commercial/agricultural loans	206	134	163	741	950
Consumer loans	97	351	114	76	124

Total loans recovered	479	1,021	760	976	1,444

Net loans charged off (“NCOs”)	5,979	2,396	4,111	3,313	4,901

Additions to allowance for loan losses charged to operating expense	9,761	903	3,217	1,599	5,650
ALL, at end of year	$11,840	$8,058	$9,551	$10,445	$12,159

Ratio of NCOs during period to average loans outstanding	0.74%	0.29%	0.52%	0.45%	0.70%
Ratio of ALL to NCOs	2.0	3.4	2.3	3.2	2.5
Ratio of ALL to total loans end of period	1.56%	0.98%	1.18%	1.38%	1.70%

The change in ALL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, and non-performing loans.

Table 7 shows the amount of the ALL allocated for the time periods indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance allocated to them than do loans that are viewed to have less risk.

Table 7: Allocation of the Allowance for Loan Losses

	As of December 31,
	(dollars in thousands)
	2007		2006		2005		2004		2003
	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial, financial & agricultural	$3,405	16.7%	$2,082	10.1%	$2,317	9.9%	$1,982	11.1%	$2,386	12.7%
Commercial real estate	5,367	50.9%	4,280	56.6%	5,633	57.5%	6,374	56.0%	6,772	54.2%
Real estate
Construction	1,774	12.2%	597	11.5%	454	10.6%	998	10.6%	702	10.8%
Residential	987	15.8%	755	17.6%	482	18.3%	539	17.8%	1,325	17.6%
Consumer	306	1.9%	342	1.8%	243	1.8%	198	1.8%	346	2.0%
Tax exempt loans	—	2.5%	—	2.4%	—	1.9%	—	2.7%	—	2.7%
Not specifically Allocated	1		2		422		354		628

Total allowance	$11,840	100.0%	$8,058	100.0%	$9,551	100.0%	$10,445	100.0%	$12,159	100.0%

Non-Performing Loans and Other Real Estate

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss.

Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.

Restructuring loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans involve loans that have had a charge-off taken to reduce the carrying amount of the loan to fair market value as determined pursuant to SFAS 114.

Table 8 details non-performing loans and non-performing assets by type for 2007 and the preceding four years.

Table 8: Nonperforming Loans and Other Real Estate Owned

	As of December 31, (dollars in thousands)
	2007	2006	2005	2004	2003

Nonaccrual loans	$37,555	$27,352	$6,942	$5,920	$11,079
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans	—	496	—	—	5,144

Total non-performing loans (NPLs)	$37,555	$27,848	$6,942	$5,920	$16,223

Other real estate owned/operating subsidiaries	5,167	5,760	3,333	2,572	2,271

Total non-performing assets (NPAs)	$42,722	$33,608	$10,275	$8,492	$18,494

Ratios:
NPLs to total loans	4.94%	3.40%	0.85%	0.78%	2.27%
NPAs to total assets	3.86%	3.02%	0.94%	0.81%	1.90%
ALL to NPLs	31.53%	28.94%	137.58%	176.44%	74.95%

Non-performing loans at December 31, 2007 were $37.6 million compared to $27.8 million at December 31, 2006. Impacting the increase were six large commercial credits that moved to non-accrual status during 2007. Management believes collateral is currently sufficient to collect the net carrying value of those loans in the event of foreclosure or repossession. Our assessment is based on recent appraisals and/or sales agreements with respect to each of the properties. Management is continually monitoring these relationships and in the event facts and circumstances change, additional provisions may be necessary.

Table 9: Quarterly Nonaccrual and Restructured Loans

	Quarters Ended (dollars in thousands)
	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07

Nonaccrual Loans	$27,352	$37,729	$45,873	$43,780	$37,555
Loans restructured in a troubled debt restructuring	496	1,410	475	464	—

Total Nonperforming Loans	$27,848	$39,139	$46,348	$44,244	$37,555

The following table shows, for those loans accounted for on a non-accrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

Table 10: Foregone Loan Interest

	Years ended December 31,

	2007	2006	2005

	(dollars in thousands)
Interest income in accordance with original terms	$3,971	$2,555	$605
Interest income recognized	(665)	(670)	(300)

Reduction in interest income	$3,306	$1,885	$305

Other real estate owned, which represents property that we acquired through foreclosure or in satisfaction of debt, consisted of fourteen properties totaling $5.2 million at end of year 2007. This compared to sixteen properties totaling $5.8 million at year-end 2006. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Activity for other real estate for 2007, 2006, and 2005, including costs of operation are shown in Table 11:

Table 11: Other Real Estate Operation Summary

	2007	2006	2005

Income from operation of ORE	$64	$43	$182
Expense from operation of ORE	(966)	(421)	(556)
Net gains (losses) from sale of ORE	(232)	2	(25)

Cost of operation and sale of ORE	$(1,134)	$(376)	$(399)

Investment Portfolio

Our investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and earning potential.

Table 12: Investment Portfolio

	2007	2006	2005

	(dollars in thousands)
Securities Available for Sale (AFS):
U.S. Treasury and other agency securities	$29,222	$58,412	$60,793
Obligations of states and political subdivisions	55,741	49,695	33,689
Mortgage-backed securities	118,848	79,655	74,544
Private placement and corporate bonds	15,141	999	996
Other equity securities	3,419	1,487	4,421

Total amortized cost	$222,371	$190,248	$174,443

Total fair value and carrying value	$222,475	$188,315	$171,638

Securities are classified as available for sale. Gains or losses on disposition of securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

Securities classified as available for sale are those securities, which we have determined might be sold to manage interest rates, or in response to changes in interest rates or other economic factors. While we have no current intention of selling those securities, they may not be held until maturity. Securities available for sale are carried at market value. Adjustments to market value at December 31, 2007 and 2006 are recorded as a separate component of equity, net of tax. Premium amortization and discount accretion are recognized as adjustments to interest income using the interest method. Realized gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

In December 2005, our investment subsidiary sold securities with a total carrying value of $36.5 million. These were sold as a result of the flat yield curve that, combined with the premium paid to obtain wholesale funding, meant that we were paying more in costs to borrow money than to hold securities that had lesser yields. From a funding standpoint, it was less expensive to raise money by selling certain securities than to borrow funds in the wholesale market.

In November 2007, our investment subsidiary sold agency securities with a total carrying value of $30.0 million to improve the yields we were receiving on these type of securities. Replacement agency securities were subsequently purchased that provided a higher yield and allowed us to reposition our investment portfolio while taking advantage of opportunities in the market.

Table 13: Securities Portfolio Maturity Distribution (dollars in thousands, rates on a tax-equivalent basis)

	Securities AFS – maturity distribution and weighted average yield
	Within one year		After one year but Within five years		After five years but Within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Treasury	$—	—	$—	—	$—	—	$—	—	$—	—
Agencies	5,212	3.49%	19,492	3.81%	—	—	4,564	6.00%	29,268	4.09%
Mortgage-backed securities	15,605	3.95%	61,123	4.55%	38,184	5.12%	3,784	5.25%	118,696	4.68%
Tax exempt obligations of states and political subdivisions	1,102	6.46%	3,518	7.08%	20,362	6.12%	30,674	6.08%	55,656	6.17%
Taxable obligations of states and political subdivisions	572	7.50%	—	—	—	—	—	—	572	7.50%
Private placement and corporate bonds	—	—	—	—	—	—	14,864	7.49%	14,864	7.49%
Other	3,419	5.13%	—	—	—	—	—	—	3,419	5.13%
Total carrying value	$25,910	4.20%	$84,133	4.48%	$58,546	5.47%	$53,886	6.40%	222,475	5.17%

Securities averaged $203.7 million in 2007 compared with $188.7 million in 2006. In 2007, taxable securities comprised approximately 74.3% of the total average investments compared to 78.9% in 2006. Tax-exempt securities for 2007 accounted for 25.7% of the total average investments compared to 21.1% in 2006.

Deposits

Deposits are our largest source of funds. Average total deposits for 2007 were $881.7 million, an increase of 2.1% over 2006. At December 31, 2007, deposits were $884.2 million, an increase of $5.3 million or 0.6% from $878.9 million recorded at December 31, 2006. While average brokered deposits were down $33.9 million, or 22.6% between 2006 and 2007, total brokered deposits increased $10.7 million to $130.9 million at year-end 2007 from $120.1 million at year-end 2006. The increase in brokered time deposits occurred throughout the year in 2007 and may continue in the future as liquidity needs arise. Typically we are able to procure such brokered deposits at funding rates that we encounter in our own market area. Management views these as a stable source of funds. If liquidity concerns arose, we believe (but cannot assure) that we have alternative sources of funds, such as lines with correspondent banks and borrowing arrangements with the FHLB should the need present itself. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of our customer base, as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.

Table 14: Average Deposits Distribution

	2007		2006		2005

	Amount	% of Total	Amount	% of Total	Amount	% of Total

	(dollars in thousands)
Noninterest-bearing demand deposits	$93,706	11%	$94,938	11%	$107,506	13%
Interest-bearing demand deposits	110,322	12%	103,740	12%	90,782	11%
Savings deposits	262,026	30%	263,018	31%	221,414	26%
Other time deposits (excluding brokered deposits)	184,479	21%	167,552	19%	178,912	21%
Time deposits $100,000 and over (excluding brokered deposits)	115,120	13%	84,307	10%	64,180	8%
Brokered certificates of deposit	116,081	13%	150,012	17%	175,502	21%

Total deposits	$881,734	100%	$863,567	100%	$838,296	100%

Table 15: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

December 31, 2007 Certificates of Deposit

Three months or less	$109,559
Over three months through six months	96,717
Over six months through twelve months	147,806
Over twelve months	81,584

Total	$435,666

As shown in Table 14, non-interest bearing demand deposits in 2007 averaged $93.7 million, down 1.3% from $94.9 million recorded in 2006. This $1.2 million decrease is attributable to the shift from non-interest bearing to interest-bearing HPC accounts. As of December 31, 2007, non-interest-bearing demand deposits totaled $94.1 million compared with $96.9 million at year-end 2006.

Interest-bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). In 2007, interest-bearing deposits averaged $788.0 million, an increase of 2.5% over 2006. NOW accounts, savings deposits and money market accounts increased $5.6 million or 1.5% as a result of customer preference to stay liquid in the current interest rate environment. During the same period, time deposits, including CDs and IRAs (other than brokered time deposits and time deposits over $100,000) increased in average deposits $16.9 million or 10.1%, primarily in response to customer anticipation of short-term rate declines. Average time deposits over $100,000 other than brokered time deposits increased by $30.8 million or 36.5%. These deposits were priced within the framework of our rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continue to limit our core deposit growth in these types of deposits. Average brokered deposits decreased $33.9 million, or 22.6% in 2007 compared to 2006 as deposit growth provided necessary funds and enabled us to reduce our reliance on brokered deposits.

Emphasis will be placed on generating additional core deposits in 2008 through competitive pricing of deposit products and through the branch delivery systems that have already been established. We will also attempt to attract and retain core deposit accounts through new product offerings and customer service. We also may continue to increase brokered CDs during fiscal 2008 as an additional source of funds to provide for loan growth, in the event that core deposit growth goals are not accomplished. Under that scenario, we will continue to look at other wholesale sources of funds if the brokered CD market becomes illiquid or more costly in terms of rate.

Other funding sources

Total other funding sources, including short-term borrowings, Federal Home Loan Bank (“FHLB”) advances and subordinated debentures, were $128.5 million at December 31, 2007, a decrease of $7.3 million, or 5.4%, from $135.8 million at December 31, 2006. As indicated in Table 16, average 2007 FHLB advances were $93.5 million compared to $117.7 million during 2006, a decrease of $24.2 million, or 20.6%.

Table 16: Short-term Borrowings

	December 31, (dollars in thousands)
	2007	2006	2005

Federal Home Loan Bank advances:

Balance end of year	$85,172	$115,179	$125,185
Average amounts outstanding during year	$93,504	$117,702	$116,407
Maximum month-end amounts outstanding	$115,179	$125,185	$125,188
Average interest rates on amounts outstanding at end of year	4.40%	5.23%	4.35%
Average interest rates on amounts outstanding during year	5.19%	4.88%	3.70%

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to bank customers under repurchase agreements at prevailing market rates. Borrowings from the FHLB are secured by our portfolio of one to four family residential mortgages and eligible investment securities allowing us to use FHLB borrowings for additional funding purposes. Substantially all of our FHLB advances are included as short-term borrowings.

Long-term Debt

In connection with the issuance of Trust Preferred Securities in 2001 (see “Capital Resources”), we issued long-term subordinated debentures to Baylake Capital Trust I, Delaware Business Trust subsidiary. On March 31, 2006, we redeemed the debentures and funded the redemption through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities under the name Baylake Capital Trust II. Subordinated debentures totaled $16.1 million at December 31, 2007, 2006 and 2005. For additional details, see Note 10, “Subordinated Debentures”, to the Consolidated Financial Statements..

Contractual Obligations

As of December 31, 2007, we were contractually obligated under long-term agreements as follows:

Table 17: Contractual Obligations

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Certificates of deposit and other time deposit obligations	$435,666	$354,083	$77,762	$3,821	—
Subordinated debentures	16,100	—	—	—	16,100
FHLB advances	85,172	85,000	172	—	—
Operating leases	96	—	96	—	—

Totals	$537,034	$439,083	$78,030	$3,821	$16,100

Further discussion of these contractual obligations, see Note 4, “Bank Premises and Equipment” and Note 10, “Subordinated Debentures” to Consolidated Financial Statements.

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, or causing a disruption to normal operating activities. We and our subsidiary bank have different liquidity considerations.

Our primary sources of funds are dividends from our subsidiary bank, investment income, and net proceeds from borrowings and the offerings of subordinated debentures, in addition to the issuance of our common stock. We generally manage our liquidity position in order to provide funds necessary to pay dividends to our shareholders. Dividends received from our bank totaled $2.3 million in 2007 and will continue to be our main source of liquidity. In consultation with our federal and state regulators, accordingly, our Board of Directors elected to forego paying the dividend normally paid to our shareholders during the first quarter of 2008. The dividends from our bank were not sufficient to pay cash dividends to our shareholders of $5.0 million in 2007. Additional cash of $1.0 million was generated by the sale of an investment security which partially offset the shortfall. In order to pay dividends in 2008, we will need to seek prior approval from the Wisconsin Department of Financial Institutions as well as the Federal Reserve Board.

Our bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at our bank is derived from deposit growth, maturing loans, the maturity and marketability of our investment portfolio, access to other funding sources, marketability of certain of our assets, the ability to use our loan and investment portfolios as collateral for secured borrowings and strong capital positions.

Maturing investments have been a primary source of liquidity at our bank. Principal payments on investments totaling $26.5 million were made in 2007 and $92.8 million in investments were purchased in 2007. At December 31, 2007, the carrying book value of investment securities maturing within one year amounted to $25.9 million, or 11.6% of the total investment securities portfolio. This compares to 9.3% of our investment securities with one year or less maturities as of December 31, 2006. At the end of 2007, the investment portfolio contained $148.0 million of U.S. Treasury and federal agency backed securities representing 66.5% of the total investment portfolio. These securities tend to be highly marketable and had a market value approximately $106,000 below amortized cost at year-end 2007.

Deposit growth is another source of liquidity for our bank. As a financing activity reflected in the 2007 Consolidated Statements of Cash Flows, deposit growth provided $5.3 million in cash during 2007. Our bank’s overall average deposit base grew $18.2 million or 2.1% during 2007. Deposit growth is the most stable source of liquidity for our bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow would require our bank to develop alternative sources of funds which may not be as liquid and may be potentially a more costly alternative.

Federal funds sold averaged $3.2 million in 2007 compared to $5.7 million in 2006. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically have higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. Our bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2007, our bank did not have any federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. Our bank has $362.0 million of loans maturing within one year, or 47.6% of total loans. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. Our bank’s liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause us to acquire other sources of funding which could be harder to find and, therefore, more costly to acquire.

Within the classification of short-term borrowings at year-end 2007 and 2006, federal funds purchased and securities sold under agreements to repurchase totaled $27.2 million and $4.5 million, respectively. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. At December 31, 2007, our bank had $33.5 million available in the form of federal funds lines. Short-term and long-term FHLB Advances are another source of funds, totaling $85.2 million at year-end 2007. At December 31, 2007, our bank had $3.8 million in the form of additional available FHLB advances.

Our bank’s liquidity resources were sufficient in 2007 to fund the growth in investments and meet other cash needs when necessary.

Management expects that deposit growth will continue to be the primary funding source of our bank’s liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in 2007, management expects deposit growth resulting from branch expansion efforts and marketing efforts to attract and retain core deposits, as well as brokered deposits, to be a reliable funding source in the future. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

In assessing liquidity, historical information such as seasonality (loan demand’s effect on liquidity which starts before and during the tourist season and deposit draw down which affects liquidity shortly before and during the early part of the tourist season), local economic cycles and the economy in general are considered along with the current ratios, management goals and our resources available to meet anticipated liquidity needs. Management believes that, in the current economic environment, our liquidity position is adequate. To management’s knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in our liquidity.

Interest Rate Sensitivity Management

Our business and the composition of our balance sheet consist of investments in interest-earning assets (including loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). We maintain all of our financial instruments for non-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. Our operating income and net income depends, to a substantial extent, on “rate differentials” (i.e., the differences between the income we receive from loans, securities, and other earning assets and the interest expense we pay to obtain deposits and other liabilities). These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities.

We measure our overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the changes in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of an immediate and sustained 100 and 200 bps increase in market interest rates or a 100 and 200 bps decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The table below presents our projected changes in net interest income for 2008, based on financial data at December 31, 2007, for the various rate shock levels indicated.

Table 18: Net Interest Income Sensitivity Analysis

Potential impact on 2008 net interest income	Net Interest Income
	Amount	Potential Change in Net Interest Income ($)	Potential Change in Net Interest Income (%)

	(Dollars in thousands)
+ 200 bps	$29,737	($2,934)	(9.0%)
+ 100 bps	$31,190	($1,481)	(4.5%)
Base	$32,671	—	—
- 100 bps	$34,043	$1,372	4.2%
- 200 bps	$35,387	$2,716	8.3%

Note: The table above may not be indicative of future results.

Based on our model at December 31, 2007, the effect on an immediate 100 bps increase in interest rates would decrease our net interest income by 4.5% or approximately $1.5 million. The effect of an immediate 100 bps decrease in rates would increase our net interest income by 4.2% or approximately $1.4 million.

In order to limit exposure to interest rate risk, we have developed strategies to manage our liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. The origination of floating rate loans such as business, construction and other prime based loans is emphasized. The majority of fixed rate loans have re-pricing periods less than five years. The mix of floating and fixed rate assets is designed to mitigate the impact of rate changes on our net interest income. Virtually all fixed rate residential mortgage loans with maturities greater than five years are sold into the secondary market.

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

Capital Resources

Stockholders’ equity at December 31, 2007 decreased $1.9 million or 2.3% to $80.3 million, compared with $82.2 million at the end of 2006. Earnings, proceeds from the exercise of stock options, and common stock issued under the Dividend Reinvestment Plan during 2007 were more than offset by the payment of cash dividends and Treasury Stock repurchases during the year. Additionally, other comprehensive income improved by $1.3 million during 2007 resulting in $85,000 of accumulated other comprehensive income at year-end 2007 versus a $1.2 million accumulated other comprehensive loss at year-end 2006. Stockholders’ equity to assets at December 31, 2007 was 7.25%, compared to 7.39% at year-end 2006.

On June 5, 2006, our Board of Directors authorized management, at its discretion, to repurchase up to 300,000 shares, representing approximately 3.8% of our common stock for a period not to exceed June 30, 2007. The program allowed us to repurchase our shares as opportunities arose at prevailing market prices in open market or privately negotiated transactions. Shares repurchased are held as treasury stock and accordingly, are accounted for as a reduction of stockholders’ equity. During 2007, the final 50,000 shares authorized were repurchased. In July 2007, our Board of Directors approved a reimplementation of this program, for the repurchase of an additional 300,000 shares through June 30, 2008. We repurchased 79,000 shares under this new program between July 1 and December 31, 2007 and are able to repurchase the remaining 221,000 shares by June 30, 2008, if deemed appropriate.

Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2007, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 Capital.

Cash dividends paid in 2007 were $0.64 per share, the same as per share dividends paid in 2006. Our Board of Directors recently announced that it has elected to forego payment of our normal first quarter dividend in 2008.

The adequacy of our capital is regularly reviewed to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. Management is confident that because of current capital levels and projected earnings, capital levels will be more than adequate to meet our ongoing and future concerns.

The FRB has established capital adequacy rules which take into account risks attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must consist of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements.

Throughout 2007, our regulatory capital ratios and those of the Bank were in excess of the levels established for “well capitalized” institutions. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2007 and 2006, our bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed our category.

Management believes that a strong capital position is necessary to take advantage of opportunities for profitable expansion of product and market share and to provide depositor and investor confidence. Our capital level is strong, but also must be maintained at an appropriate level to provide the opportunity for an adequate return on the capital employed. Management actively reviews our capital strategies to ensure that capital levels are appropriate based on the perceived business risks, further growth opportunities, industry standards, and regulatory requirements.

Table 19: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2007 and 2006:

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$17,651	$17,367	$17,515	$17,136
Interest expense	9,806	9,893	9,784	9,270

Net interest income	7,845	7,474	7,731	7,866
Provision for loan losses	5,985	—	500	3,276

Net interest income after PLL	1,860	7,474	7,231	4,590
Non-interest income	2,245	2,417	2,032	2,484
Non-interest expense	8,466	8,248	7,651	8,217

Income before income tax expense	(4,361)	1,643	1,612	(1,143)
Provision (benefit) for income tax	(2,064)	229	225	(804)

Net income (loss)	(2,297)	1,414	1,387	(339)

Basic earnings (loss) per share	($0.29)	$0.18	$0.18	$(0.04)
Diluted earnings (loss) per share	($0.29)	$0.18	$0.18	$(0.04)

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(Dollars in thousands, except per share data)
Interest income	$16,646	$17,522	$18,094	$17,752
Interest expense	8,768	8,835	9,288	9,487

Net interest income	7,878	8,687	8,806	8,265
Provision for loan losses	200	61	371	271

Net interest income after PLL	7,678	8,626	8,435	7,994
Non-interest income	2,238	2,481	2,477	2,541
Non-interest expense	8,124	7,693	8,326	8,186

Income before income tax expense	1,792	3,414	2,586	2,349
Provision for income tax	468	1,044	703	550

Net income	1,324	2,370	1,883	1,799

Basic earnings per share	$0.17	$0.30	$0.24	$0.23
Diluted earnings per share	$0.17	$0.30	$0.24	$0.23

Recent Accounting Pronouncements

See Note 1 to the Notes to Consolidated Financial Statements titled “Effects of Newly Issued But Not Yet Effective Accounting Standards” for additional detail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2007, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent auditors have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

BAYLAKE CORP.
March 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholdsers
Baylake Corp.
Sturgeon Bay, Wisconsin

We have audited the accompanying consolidated balance sheets of Baylake Corp. (the Company) as of December 31, 2007 and 2006, and the related statements of income, changes in stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. We have also audited Baylake Corp.’s Internal Control over Financial Reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report by Baylake Corp.’s Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audits also included performing other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baylake Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in COSO.

As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpetation (FIN) 48, “Accounting for Uncertainy in Income Taxes” and FASB Statement 156, “Accounting for Servicing of Financial Assets”.

/s/ Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Oak Brook, Illinois
March 29, 2008

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	2007	2006

ASSETS
Cash and due from financial institutions	$46,381	$22,685
Securities available for sale	222,475	188,315
Loans held for sale	741	889
Loans, net of allowance after $11,840 and $8,058	748,370	811,510
Cash value of life insurance	23,404	24,239
Premises, held for sale	673	673
Premises and equipment, net	26,597	27,732
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	5,167	5,760
Goodwill	6,108	5,723
Accrued interest receivable	5,394	6,183
Other assets	14,514	11,183

Total assets	$1,106,616	$1,111,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$94,120	$96,895
Interest-bearing	790,065	782,016

Total deposits	884,185	878,911

Federal Home Loan Bank advances	85,172	115,179
Federal funds purchased and repurchase agreements	27,174	4,480
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	12,461	13,568
Dividends payable	1,262	1,253

Total liabilities	1,026,354	1,029,491

Common stock, $5 par value, authorized 50,000,000; issued- 8,106,973 shares in 2007, 7,922,154 shares in 2006; outstanding- 7,885,960 shares in 2007, 7,830,141 shares in 2006	40,535	39,611
Additional paid-in capital	11,875	10,403
Retained earnings	31,316	35,134
Treasury stock (221,013 shares in 2007 and 92,013 shares in 2006)	(3,549)	(1,726)
Accumulated other comprehensive income (loss)	85	(1,229)

Total stockholders’ equity	80,262	82,193

Total liabilities and stockholders’ equity	$1,106,616	$1,111,684

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2007	2006	2005

Interest and dividend income
Loans, including fees	$60,727	$61,556	$52,609
Taxable securities	6,495	6,382	6,932
Tax exempt securities	2,128	1,697	1,874
Federal funds sold and other	318	379	123

Total interest and dividend income	69,668	70,014	61,538
Interest expense
Deposits	31,930	28,486	19,382
Federal funds purchased and repurchase agreements	884	442	930
Federal Home Loan Bank advances and other debt	4,850	5,745	4,309
Subordinated debentures	1,089	1,705	2,039

Total interest expense	38,753	36,378	26,660

Net interest income	30,915	33,636	34,878

Provision for loan losses	9,761	903	3,217

Net interest income after provision for loan losses	21,154	32,733	31,661

Other income
Fees from fiduciary activities	956	1,025	780
Fees from loan servicing	1,019	1,092	1,131
Fees for other services to customers	5,253	4,988	4,759
Gains from sales of loans	630	825	1,013
Net change in valuation of servicing rights	(595)	—	—
Securities gains, net	352	—	52
Net gains (losses) from sale and disposal of premises and equipment	(7)	287	2,383
Increase in cash surrender value of life insurance	863	922	784
Other income	703	598	695

Total other income	9,174	9,737	11,597

Noninterest expenses
Salaries and employee benefits	18,662	19,414	16,733
Occupancy expense	2,456	2,373	2,441
Equipment expense	1,517	1,658	1,564
Data processing and courier	1,299	1,269	1,163
Operation of other real estate	1,134	376	399
Provision for impairment of standby letter of credit	—	27	2,191
Loan and collection expense	1,006	777	276
Other outside services	1,104	1,040	697
Other operating expenses	5,400	5,395	5,055

Total other expenses	32,578	32,329	30,519

Income (loss) before provision for income taxes	(2,250)	10,141	12,739
Provision for (benefit from) income taxes	(2,416)	2,765	3,836

Net income	$166	$7,376	$8,903

Basic earnings per common share	$0.02	$0.95	$1.15
Diluted earnings per common share	$0.02	$0.94	$1.14

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Equity
	Common Stock

	Shares	Amount

Balance, January 1, 2005	7,692,777	$38,580	$8,806	$28,275	$(625)	$1,169	$76,205
Net income for the year	—	—	—	8,903	—	—	8,903
Net changes in unrealized loss on securities available for sale, net of $1,629 deferred taxes	—	—	—	—	—	(2,955)	(2,955)

Total comprehensive income							5,948
Stock options exercised	89,650	448	364	—	—	—	812
Tax benefit from exercise of stock options	—	—	296	—	—	—	296
Cash dividends declared ($0.61 per share)	—	—	—	(4,717)	—	—	(4,717)

Balance, December 31, 2005	7,782,427	39,028	9,466	32,461	(625)	(1,786)	78,544

Prior year adjustment to recognize mortgage servicing rights understatement, net of tax of $188 (see Note 1)	—	—	—	289	—	—	289
Net income for the year	—	—	—	7,376	—	—	7,376
Net changes in unrealized gain on securities available for sale, net of ($315) deferred taxes	—	—	—	—	—	557	557

Total comprehensive income							7,933
Stock compensation expense recognized, net of $19 deferred taxes	—	—	48	—	—	—	48
Common stock issued under Dividend Reinvestment Plan	17,024	85	183	—	—	—	268
Treasury stock repurchases	(68,854)	—	—	—	(1,101)	—	(1,101)
Stock options exercised	99,544	498	434	—	—	—	932
Tax benefit from exercise of stock options	—	—	272	—	—	—	272
Cash dividends declared ($0.64 per share)	—	—	—	(4,992)	—	—	(4,992)

Balance, December 31, 2006	7,830,141	39,611	10,403	35,134	(1,726)	(1,229)	82,193

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Equity
	Common Stock

	Shares	Amount

Net income for the year	—	—	—	166	—	—	166
Net changes in unrealized gain on securities available for sale, net of ($723) deferred taxes	—	—	—	—	—	1,314	1,314

Total comprehensive income							1,480
Stock compensation expense recognized, net of $8 deferred taxes	—	—	21	—	—	—	21
Stock options exercised	110,005	551	634	—	—	—	1,185
UFS stock options exercised	—	—	—	(50)	—	—	(50)
Common stock issued under Dividend Reinvestment Plan	74,814	373	723	—	—	—	1,096
Treasury stock repurchases	(129,000)	—	—	—	(1,823)	—	(1,823)
Tax benefit from exercise of stock options	—	—	94	—	—	—	94
Cumulative effect adjustments
Adjustment for adoption of FIN 48	—	—	—	980	—	—	980
Adjustment for adoption of SFAS No. 156, net of $74 tax	—	—	—	117	—	—	117

Cash dividends declared ($0.64 per share)	—	—	—	(5,031)	—	—	(5,031)

Balance, December 31, 2007	7,885,960	$40,535	$11,875	$31,316	$(3,549)	$85	$80,262

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006, and 2005
(Dollar amounts in thousands)

	2007	2006	2005

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$166	$7,376	$8,903
Adjustments to reconcile net income to net cash provided to operating activities:
Depreciation and amortization	1,534	1,609	1,585
Amortization of debt issuance costs	—	475	429
Amortization of core deposit intangible	52	52	52
Provision for losses on loans	9,761	903	3,217
Provision for impairment of letter of credit	—	27	2,191
Net amortization of securities	112	125	578
Increase in cash surrender value of life insurance	(863)	(922)	(784)
Federal Home Loan Bank stock dividend	—	—	(384)
Net realized gain on sale of securities	(352)	—	(52)
Net gain on sale of loans	(630)	(825)	(1,013)
Proceeds from sale of loans held for sale	42,976	41,483	50,333
Origination of loans held for sale	(42,198)	(41,175)	(48,345)
Net change in valuation of mortgage servicing rights	595	—	—
Provision for valuation allowance on other real estate owned	133	90	186
Net gain (loss) from sale and disposal of premises and equipment	7	(287)	(2,383)
Net (gain) loss from disposal of other real estate owned	232	(76)	25
Provision for (benefit from) deferred tax expense	(2,205)	(840)	910
Stock option compensation expense recognized	21	48	—
Tax benefit from exercise of stock options	(94)	(272)	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,010)	(562)	(892)
Accrued expenses and other liabilities	(1,049)	3,258	1,021

Net cash provided by operating activities	7,188	10,487	15,577

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	34,479	—	36,516
Principal payments on securities available-for-sale	26,454	20,029	20,228
Purchase of securities available-for-sale	(92,816)	(35,959)	(36,101)
Proceeds from sale of other real estate owned	6,160	3,958	1,280
Proceeds from sale of premises and equipment	—	690	5,428
Loan originations and payments, net	47,447	(16,067)	(63,232)
Proceeds from redemption of FHLB Stock	—	1,289	—
Additions to premises and equipment	(406)	(5,041)	(5,723)
Proceeds from life insurance death benefit	2,431	—	—
Investment in bank-owned life insurance	(732)	(503)	(469)

Net cash provided by (used in) investing activities	23,017	(31,604)	(42,073)

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006, and 2005
(Dollar amounts in thousands)

	2007	2006	2005

Cash flows from financing activities:
Net change in deposits	$5,274	$22,200	$12,170
Net change in federal funds purchased and repurchase agreements	22,694	3,165	31
Proceeds from Federal Home Loan Bank advances	50,000	100,000	100,000
Repayments on Federal Home Loan Bank advances	(80,007)	(110,006)	(75,007)
Redemption of subordinated debt	—	(16,100)	—
Proceeds from issuance of subordinated debt	—	16,100	—
Proceeds from exercise of stock options	1,185	932	812
Tax benefit from exercise of options	94	272	—
Treasury stock repurchases	(1,823)	(1,101)	—
Dividend reinvestment plan	1,096	268	—
Cash dividends paid	(5,022)	(4,982)	(4,628)

Net cash provided by (used in) financing activities	(6,509)	10,748	33,378

Net change in cash and cash equivalents	23,696	(10,369)	6,882

Beginning cash and cash equivalents	22,685	33,054	26,172

Ending cash and cash equivalents	$46,381	$22,685	$33,054

Supplemental cash flow information:
Interest paid	$38,511	$35,926	$25,186
Income taxes paid	1,589	2,345	3,257

Supplemental noncash disclosures:
Transfers from loans to other real estate owned	$5,932	$6,399	$2,252

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)

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

The Bank owns a 49.8% interest in United Financial Services, Inc., (UFS) a data processing service. In addition to the ownership interest, UFS and the Company have a common member on each respective Board of Directors. The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price is $1,000 per share less dividends or distributions to owners. The current book value of UFS is approximately $7,189 per share. During 2007, options for 120 shares were exercised by the key employee. The exercise of all or a portion of the remaining options will have the effect of reducing the Company’s share of the future earnings. There will not be a material impact to the carrying value of the asset on Baylake Bank’s balance sheet. Income recognized by the Company was $554, $512, and $392 for 2007, 2006, and 2005, respectively, and is included in other income on the consolidated statements of income. Amounts paid to UFS for data processing services by Baylake Bank were $1,208, $1,157, and $1,043 in 2007, 2006, and 2005, respectively.

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

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and federal funds purchased and repurchase agreements.

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

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

All interest accrued but not received, for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the non-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Servicing Rights: Servicing rights are recognized separately when they are acquired through sales of loans. For sales of loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156 on January 1, 2007, and for sales of loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in net change in valuation of servicing rights. Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions.

Upon adoption of SFAS No. 156, the Company elected to measure all classes of servicing assets at fair value resulting in a cumulative-effect adjustment increasing retained earnings by $117 as of January 1, 2007. Under the fair value measurement method, the Company measures servicing earnings in the period in which the changes occur, and the changes in fair value are included with gains from sales of loans on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior to January 1, 2007, all servicing assets were measured using the amortization method which required servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Additionally, prior to January 1, 2007, servicing assets were evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment was determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment was recognized through a valuation allowance for an individual grouping, to the extent that fair value was less than the carrying amount. If the Company later determined that all or a portion of the impairment no longer existed for a particular grouping, a reduction of the allowance may have been recorded as an increase to income.

Servicing fee income, which is reported on the income statement as fees from loan servicing, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $665, $736 and $759 for the years ended December 31, 2007, 2006 and 2005. Late fees and ancillary fees related to loan servicing are not material.

Loan servicing rights are carried in other assets on the balance sheet and amount to $1,366 and $1,655 on loans serviced for others totaling $115,698 and $133,820 in 2007 and 2006, respectively. Servicing rights capitalized totaled $116, $180, and $281, during 2007, 2006, and 2005, respectively. Amortization of servicing rights, which is included in other expense, totaled $357 and $257 during 2006, and 2005, respectively. The decrease in fair value of servicing rights recognized in income in 2007 was $595.

The Company adopted Staff Accounting Bulletin (“SAB”) No. 108 issued by the Securities and Exchange Commission on June 1, 2006. As a result of this adoption, the Company recorded an adjustment to servicing rights in the amount of $477, or $289 net of tax effect, which is reflected as an adjustment to the opening balance of retained earnings.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain executives and directors. Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

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

Premises, held for sale: Consists of development property in the Green Bay area and vacant land. Property held for sale is carried at the lower of cost or fair value.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 12 years.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment, and any such impairment is recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from a branch acquisition. They are initially measured at fair value and then are amortized over their estimated useful lives, determined to be seven years. The balance of the core deposit intangible, which is included in other assets in the consolidated balance sheet, was $150 and $202 at December 31, 2007 and 2006, respectively. Scheduled amortization expense related to the core deposit intangible is $52 for each of the next two years and $46 in the third year.

BAYLAKE CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2007, 2006 and 2005 (Dollar amounts in thousands)

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

Advertising Expense: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2007, 2006, and 2005 were $291, $273, and $351, respectively.

Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006 employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2005

Net income as reported	$8,903
Deduct: Stock-based compensation expense determined under fair value based method	57

Pro forma net income	8,846

Basic earnings per common share as reported	$1.15
Pro forma basic earnings per share	1.14

Diluted earnings per share as reported	$1.14
Pro forma diluted earnings per share	1.13

Provision for Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Fin 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

In 2002, the Company purchased Bank Owned Life Insurance (BOLI) in two separate issuances. At the time of our purchases, there were uncertainties with respect to the tax treatment of these BOLI products in general that served as a basis for establishing a tax liability. The primary concern revolved around the taxability of the income derived from the separate account BOLI product due to issues surrounding the concept of investor control and other issues that arose in Corporate-Owned-Life Insurance (COLI). As of January 1, 2007, the Company conducted a review of that analysis and concluded that no tax liability was required. Consequently, the Company recorded a cumulative effect adjustment of $980 to increase retained earnings and reduce tax liabilities. This adjustment included interest but not penalties.

A roll forward of the activity in the Company’s remaining accrual for uncertain tax position is as follows:

Gross tax liability, beginning of year	$1,552
Reduction in tax liability due to adoption of FIN 48	(980)

Adjusted tax liability, beginning of year	572
Current period change in tax benefits	67
Gross tax liability, end of year	$639

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The gross tax liability, at December 31, 2007, is related to income earned by our subsidiary located in the state of Nevada. Due to the State of Wisconsin Department of Revenue’s (DOR) change in position on the taxability of income from Nevada subsidiaries, and based on the Company’s analysis of FIN 48, there was an accrued liability of $639 and $572 at year end 2007 and 2006 respectively.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. They are no longer subject to examination by U.S. Federal taxing authorities for years before 2004 and for Wisconsin state income taxes through 2000. They do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. Included in the $639 referred to above, is $166 of interest and penalties, net of federal tax benefit.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of equity.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for the Company beginning January 1, 2008. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement no. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard was effective for the Company on January 1, 2008. The Company has not yet assessed the impact of this adoption.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value of all written loan commitments that are accounted for a fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption on the Company’s financial statements was not material.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $7,362 and $6,916 was required to meet regulatory reserve and clearing requirements at year-end 2007 and 2006. These balances do not earn interest.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Reinvestment Plan: The Company administers a dividend reinvestment plan (DRIP), whereby, the Company allocates applicable dividends to acquire, on the participant’s behalf, shares of Baylake common stock. Shares issued in 2007 and 2006 were 74,814 and 17,024 respectively.

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

NOTE 2 – SECURITIES

The fair value of securities available for sale and the related unrealized gains and losses as of December 31, 2007 and 2006 are as follows:

	2007

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and other U.S. government agencies	$29,268	$104	$(58)
Obligations of states and political subdivisions	56,228	612	(125)
Mortgage-backed securities	118,696	539	(691)
Private placement and corporate bonds	14,864	—	(277)
Other securities	3,419	—	—

	$222,475	$1,255	$(1,151)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 2 – SECURITIES (Continued)

	2006

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and other U.S. government agencies	$57,528	$69	$(953)
Obligations of states and political subdivisions	50,059	512	(148)
Mortgage-backed securities	78,226	154	(1,583)
Private placements and corporate bonds	1,015	16	—
Other securities	1,487	—	—

	$188,315	$751	$(2,684)

Other securities consist of short-term money market mutual funds and equity securities in the Federal Reserve Bank and other nonmarketable equity securities, which are carried at cost.

A summary of sales of securities available for sale were as follows:

	2007	2006	2005

Proceeds	$34,479	$—	$36,516
Gross realized gains	353	—	465
Gross realized losses	1	—	413

The estimated market value of investments at December 31, 2007, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value

Due in one year or less	$6,887
Due after one year through five years	23,009
Due after five years through ten years	20,362
Due after ten years	50,102

100,360
Other equity securities	3,419
Mortgage-backed securities	118,696

$222,475

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 2 – SECURITIES (Continued)

Securities pledged to secure public deposits and borrowed funds had a carrying value of $123,602 and $124,469 at December 31, 2007 and 2006, respectively.

Securities with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	As of December 31, 2007
	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and other
U.S. government agencies	$16,672	$(58)	$—	$—	$16,672	$(58)
Obligations states and
Political subdivisions	13,892	(125)	—	—	13,892	(125)
Mortgage-backed securities	74,818	(691)	—	—	74,818	(691)
Private placement	2,811	(277)	—	—	2,811	(277)

Total temporarily impaired	$108,193	$(1,151)	$—	$—	$108,193	$(1,151)

	As of December 31, 2006
	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and other
U.S. government agencies	$6,011	$(19)	$44,721	$(934)	$50,732	$(953)
Mortgage-backed securities	25	—	67,857	(1,583)	67,882	(1,583)
Obligations states and
Political Subdivisions	5,188	(59)	9,388	(89)	14,576	(148)

Total temporarily impaired	$11,224	$(78)	$121,966	$(2,606)	$133,190	$(2,684)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. At December 31, 2007 and 2006, securities with unrealized losses had depreciated in value by approximately 1% and 2%, respectively, in aggregate, from the amortized cost basis. Unrealized losses reflected in the preceding tables have not been included in results of operations because the affected securities are of high credit quality, management has the intent and ability to hold these securities until recovery or maturity, and the decline in fair value is largely due to an increase in interest rates since the time the securities were purchased. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

At year end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 3 – LOANS

Major classifications of loans as of December 31, 2007 and 2006 are as follows:

	2007	2006

Commercial	$127,549	$82,619
Real estate
Residential	119,932	143,873
Commercial	386,981	464,843
Construction	93,047	94,082
Consumer	14,388	14,893
Tax exempt loans	18,663	19,633

	760,560	819,943
Less:
Deferred loan origination fees, net of costs	350	375
Allowance for loan losses	11,840	8,058

Net loans	$748,370	$811,510

Loans having a carrying value of $27,407 and $32,556 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2007 and 2006, respectively.

Certain directors and officers of the Company and the Bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the Bank during 2007 and 2006.

A summary of the changes in those loans is as follows:

2007

Balance at beginning of year	$5,932
New loans made	3,938
Repayments received	(3,898)
Reclassification for loans related to former officers and directors	(1,428)

Balance at end of year	$4,544

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 3 – LOANS (Continued)

Changes in the allowance for loan losses were as follows:

	2007	2006	2005

Balance at beginning of year	$8,058	$9,551	$10,445
Provision charged to operations	9,761	903	3,217
Recoveries	479	1,021	760
Loans charged off	(6,458)	(3,417)	(4,871)

Balance at end of year	$11,840	$8,058	$9,551

Information regarding impaired loans is as follows:

	2007	2006

Impaired loans with no allocated allowance for loan loss	$4,805	$12,118
Impaired loans with allocated allowance for loan loss	32,754	15,614
Allowance allocated to impaired loans	6,051	2,176

Currently, there is a significant loan outstanding for which the carrying value of $9.4 million at December 31, 2007 is included in the “Impaired loans with allocated allowance for loan loss” data above. Future events may result in either an increase or decrease in the loss allocation relating to this loan.

	2007	2006	2005

Average impaired loans during the period	$34,231	$23,952	$18,973
Interest income recognized during impairment	565	364	979
Cash-basis interest income recognized	505	339	928

Nonperforming loans were as follows:

	2007	2006

Loans past due over 90 days still on accrual	$—	$—
Loans restructured in a troubled debt restructuring	—	496
Non-accrual loans	37,555	27,352

Total nonperforming loans	$37,555	$27,848

If these loans had been current throughout their terms, interest income for the non-accrual period would have approximated $3,971, $2,555 and $605 for 2007, 2006 and 2005, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 4 - PREMISES AND EQUIPMENT

	2007	2006

Land	$6,715	$6,715
Buildings and improvements	24,704	24,632
Equipment	12,253	12,041

	43,672	43,388
Less accumulated depreciation	17,075	15,656

Premises and equipment	$26,597	$27,732

Depreciation expense was $1,534, $1,609, and $1,585 for 2007, 2006, and 2005, respectively.

The Company had a ten-year lease on office space that had been formerly used as a branch and was vacated in the middle of 2005. The lease was to expire on November 30, 2009. This lease was terminated in December 2005 at which time the Company negotiated with the lessor to buyout the remainder of the lease at a cost of $265. These costs are reflected in the 2005 Consolidated Statements of Income under Occupancy Expense. There are no further costs on this obligation. In addition to these lease costs, leasehold improvements with a book basis of $193 were written off in 2005 on this property. The Company has a three-year lease to rent space for a branch bank location in a mall in Howard, Wisconsin that was extended in 2007. The Company must also pay its proportional share of costs for common areas at the mall. Rent expense for these facilities for 2007, 2006, and 2005 was $37, $39, and $120, respectively. Future minimum lease payments under the remaining lease agreement that expires in 2010 is $96.

During 2006 and 2005, vacant property owned by the Company was sold with realized gains totaling $190 and $2,200 respectively. At December 31, 2007, approximately 12 acres of land were held for sale with a cost basis of $208.

During 2006 and 2005, gains of $103 and $411 were realized on the sale of office space under a condominium development arrangement. At year-end 2007, there is still one unit held for sale with a cost basis of $465.

NOTE 5 – FORECLOSED ASSETS, NET

Other real estate is summarized as follows:

	2007	2006	2005

Beginning balance	$5,760	$3,333	$2,572
Transfer of net realizable value to other real estate	5,932	6,399	2,252
Sale proceeds, net	(6,160)	(3,958)	(1,280)
Net gain (loss) from sale of other real estate	(232)	76	(25)
Provision for other real estate	(133)	(90)	(186)

Total Other Real Estate	$5,167	$5,760	$3,333

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 5 – FORECLOSED ASSETS, NET (Continued)

Changes in the valuation allowance for losses on other real estate were as follows:

	2007	2006	2005

Beginning balance	$108	$267	$216
Provision charged to operations	133	90	186
Amounts related to properties disposed	(34)	(249)	(135)

Balance at end of year	$207	$108	$267

NOTE 6 – GOODWILL

The change in balance for goodwill during the year is as follows:

	2007	2006

Beginning of year	$5,723	$5,723
UFS stock options exercised	385	—
Impairment	—	—

End of year	$6,108	$5,723

During 2007, additional goodwill resulted from the exercise of stock options and subsequent redemption of the stock held by a key employee of UFS, a data processing company in whom the Bank has an ownership interest. Refer to Note 1 on page 51.

NOTE 7 – DEPOSITS

The following is a summary of deposits by type at December 31:

	2007	2006

Non-interest-bearing demand deposits	$94,120	$96,895
Interest-bearing demand deposits	118,122	113,763
Savings deposits	28,250	29,235
Money market deposits	208,027	255,448
Time deposits $100,000 and greater	226,088	194,664
Other time deposits	209,578	188,906

Total deposits	$884,185	$878,911

Brokered certificates of deposit included above:	$130,856	$120,171

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 7 – DEPOSITS (Continued)

At December 31, 2007, the scheduled maturities of time deposits were as follows:

2008	$354,083
2009	63,122
2010	14,640
2011	3,739
2012	82

$435,666

Deposits from the Company’s directors and officers held by the Bank at December 31, 2007 and 2006, amounted to $4,688 and $4,847, respectively.

NOTE 8 – FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

Short-term borrowings consisted of the following at December 31:

	2007	2006

Federal funds purchased	$16,141	$3,383
Securities sold under agreements to repurchase	11,033	1,097

	$27,174	$4,480

Average amounts outstanding during year	$17,048	$8,703
Maximum month-end amounts outstanding	41,107	29,778
Average interest rates on amounts outstanding at end of year	4.73%	5.28%
Average interest rates on amounts outstanding during year	5.18%	5.08%

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances at December 31 is as follows:

Year of Maturity	2007	Weighted Average Rate	2006	Weighted Average Rate

2007	$—	—	75,000	5.16%
2008	85,000	4.40%	40,000	5.36%

Total fixed maturity	85,000	4.40%	115,000	5.23%
Advances with amortizing principal	172	3.78%	179	3.78%

Total	$85,172	4.40%	$115,179	5.23%

Maximum month-end amounts outstanding were $115,179 and $125,185 at December 31, 2007 and 2006, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $20,732 of real estate mortgages and $83,542 of mortgage-backed and U.S. agency securities. Of the advances, none have call provisions at December 31, 2007. All advances in the table above are at fixed rates with the exception of $50,000 due January 2008 priced at one month FHLB Fed Fund Rate plus 4 basis points and the interest rate is reset daily.

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

The redemption of these securities were funded through the issuance of $16.1 million of trust preferred securities and $498 of trust common securities issued under the names Baylake Capital Trust II (“Trust II”) that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR (6.58% at December 31, 2007). For banking regulatory purposes, these securities are considered Tier 1 capital.

The trust’s ability to pay amounts due on the trust-preferred securities is solely dependent upon the Company making payment on the related subordinated debentures to the trust. The Company’s obligations under the subordinated debentures constitute a full and unconditional guarantee by the Company of the trust’s obligations under the trust securities issued by the trust. In addition, under the terms of the Debentures, the Company would be precluded from paying dividends on the Company’s common stock if the Company was in default under the Debentures, if the Company exercised their right to defer payment of interest on the Debentures or if certain related defaults occurred.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2007 and 2006, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Regulatory restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. During 2007, $4.5 million in dividends were declared and $2.3 million was paid to the Company by its subsidiary, which was in excess of the subsidiary’s net income for the year. In order to pay dividends in 2008, the subsidiary will need to seek prior approval from WDFI, as well as the Federal Reserve Board. The cash holdings at December 31, 2007 along with the dividend receivable from the bank which was paid in January of 2008 are considered adequate to service the expected interest expense of the subordinated debentures in 2008. Due to regulatory constraints, the Company filed Form 8-K on February 28, 2008 indicating that the Company would not pay a dividend in the first quarter of 2008.

The Company’s and Baylake Bank’s risk-based capital and leverage ratios are presented below at year-end as follows:

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 11 – CAPITAL MATTERS (Continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

2007
Total Capital to risk-weighted assets
Consolidated	$101,050	11.32%	$71,421	8.00%	N/A	N/A
Bank	99,483	11.13%	71,477	8.00	$89,346	10.00%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	89,882	10.07%	35,710	4.00	N/A	N/A
Bank	88,306	9.88%	35,739	4.00	53,607	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	89,882	8.34%	43,125	4.00	N/A	N/A
Bank	88,306	8.19%	43,153	4.00	53,941	5.00%

2006
Total Capital to risk-weighted assets
Consolidated	$101,489	10.87%	$74,721	8.00%	N/A	N/A
Bank	99,249	10.63%	74,685	8.00%	$93,356	10.00%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	93,430	10.00%	37,360	4.00%	N/A	N/A
Bank	91,191	9.77%	37,342	4.00%	56,014	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	93,430	8.53%	43,826	4.00%	N/A	N/A
Bank	91,191	8.33%	43,789	4.00%	54,736	5.00%

NOTE 12 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2007	2006	2005

Unrealized holding gains/ (losses) on securities available for sale arising during period	$2,389	$872	$(4,636)
Reclassification adjustment for net gains realized in income	352	—	52

Net unrealized gains/ (losses)	2,037	872	(4,584)
Tax effect	(723)	(315)	1,629

Comprehensive income (loss)	$1,314	$557	$(2,955)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

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

	Contract or Notional Amount

	2007	2006

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$188,457	$227,872
Standby letters of credit	19,386	21,327

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties. Fixed rate commitments totaled $14,712 and $11,514 at December 31, 2007 and 2006 respectively, with rates ranging from 3.0% to 12.0% in 2007 and 4.0% to 10.0% in 2006.

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

In 2007, 2006 and 2005, impairment charges of $0, $27 and $2,191 were taken on a standby letter of credit which was issued by the Company on behalf of a customer to accommodate their borrowings with a third party. The provision for impairment charges relates to the establishment of a liability for the Company’s exposure on that letter of credit. The initial letter of credit to the third party was for $8.8 million but prior to year-end 2005, the Company distributed $1.8 million to reduce the outstanding balance to $7.0 million. The Company continues to monitor the financial condition of the borrower on an ongoing basis, and if it continues to deteriorate, may need to provide additional reserves with respect to the off-balance commitment. The balance of the letter of credit totaled $7,029 at December 31, 2007 and 2006.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 13 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, establishes guidance for guarantees and related obligations. At December 31, 2007 and 2006, the carrying value recorded by the Company as a liability for those guarantees was $419.

NOTE 14 – POST-RETIREMENT PLANS

The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The employer contributions paid and expensed under all plans totaled $1,184 in 2007, $1,173 in 2006, and $1,066 in 2005.

Certain officers and directors of the Company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $467 in 2007, $1,051 in 2006, and $767 in 2005. The aggregate amount of deferred compensation included in other liabilities in the consolidated balance sheets is $3,845 and $3,494 in 2007 and 2006, respectively. In March 2005, the Company established the Baylake Bank Supplemental Executive Retirement Plan (“Plan”) which is intended to provide certain management and highly compensated employees of the Company who have contributed, and are expected to continue to contribute to the Company’s success by providing for deferred compensation in addition to that available under the Company’s other retirement programs. Costs amounting to $246, $799, and $534 are included in the amounts charged to expense for 2007, 2006, and 2005 respectively. The Company has ceased contributions to the Plan for the foreseeable future.

NOTE 15 – INCOME TAX EXPENSE

Income taxes consist of the following:

	2007	2006	2005

Taxes currently payable
Federal	$(215)	$3,013	$2,592
State	4	592	335

	(211)	3,605	2,927

Deferred income taxes
Federal	(1,636)	(688)	605
State	(569)	(152)	304

	(2,205)	(840)	909

Income tax expense	$(2,416)	$2,765	$3,836

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 15 – INCOME TAX EXPENSE (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	2007	2006	2005

Income tax based on statutory rate	$(712)	$3,448	$4,331
State income taxes net of federal tax benefit	(427)	253	341

	(1,139)	3,701	4,672
Effect of tax-exempt interest income	(833)	(691)	(760)
Life insurance death benefit and earnings	(294)	(304)	(265)
Equity in income of service center	(189)	(174)	(133)
Other	39	233	322

Provision based on effective tax rates	$(2,416)	$2,765	$3,836

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006:

	2007	2006

Deferred tax assets
Allowance for loan losses	$4,643	$3,158
Off-balance sheet credit losses	164	164
Deferred loan fees	137	147
Deferred compensation	1,927	1,746
Non accrual loans	1,919	981
Accrued vacation pay	344	374
OREO property valuation	81	43
Net unrealized loss on securities available for sale	—	704
Donations	90	138
Other	95	380

Gross deferred tax assets	9,400	7,835

Deferred tax liabilities
Depreciation	1,976	1,930
FHLB stock dividends	791	791
Mortgage loan servicing	177	157
Net unrealized gain on securities available for sale	19	—
Prepaid expenditures	109	97
Other	90	103

Gross deferred tax liabilities	3,162	3,078

Net deferred tax asset	$6,238	$4,757

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)

NOTE 15 – INCOME TAX EXPENSE (Continued)

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

NOTE 16 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

	2007	2006	2005

Basic
Net income	$166	$7,376	$8,903

Weighted average common shares outstanding	7,851,508	7,802,208	7,727,636

Basic earnings per common share	$0.02	$0.95	$1.15

Diluted
Net income	$166	$7,376	$8,903

Weighted average common shares outstanding for basic earnings per share	7,851,508	7,802,208	7,727,636
Add: Dilutive effects of assumed exercises of stock options	1,271	33,315	74,713

Average shares and dilutive potential common shares	7,852,779	7,835,523	7,802,349

Diluted earnings per common share	$0.02	$0.94	$1.14

Additional common stock option shares that have not been included due to their antidilutive effect	166,700	60,000	60,000

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands, except per share data)

NOTE 17 – STOCK OPTION PLAN

The Company has a non-qualified stock option plan under which certain officers and key salaried employees may purchase shares of the Company’s stock at an established exercise price. Unless earlier terminated, these options will expire ten years from the date of grant. The options vest over a five-year period, becoming exercisable 20% per year, commencing one year from date of grant. Subsequent to the expiration of the Plan, options were granted in 2004 under the same terms as would have applied under the Plan. Total compensation cost, net of income tax, that has been charged against income for the plan was $21, $48, and $0 for 2007, 2006, and 2005, respectively. The total income tax benefit was $8, $19, and $0.

There were no stock options granted in 2007, 2006 or 2005.

Activity in the stock option plan for 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	387,325	$15.10
Granted	—	—
Exercised	(110,005)	10.78
Forfeited or expired	(65,186)	17.48

Outstanding at end of year	212,134	$16.60	2.80	$—

Exercisable at end of year	203,370	$16.72	2.62	$—

Fully vested and expected to vest	211,886	$16.60	2.80	$—

Information related to the stock option plan during each year follows:

	2007	2006	2005

Intrinsic value of options exercised	$239	$648	$789
Cash received from option exercises	1,184	932	812
Tax benefit realized from option exercises	94	272	296

As of December 31, 2007, there was $5 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 5 months.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 18 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of long- term debt is based on current rates for similar financing. It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is measured based on the present value of expected future cash flows for instruments where the bank is obligated to fund such commitments.

	2007		2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$46,381	$46,381	$22,685	$22,685
Securities available for sale	222,475	222,475	188,315	188,315
Loans held for sale	741	749	889	901
Loans, net	748,370	746,084	811,510	802,908
Federal Home Loan Bank stock	6,792	n/a	6,792	n/a
Accrued interest receivable	5,394	5,394	6,183	6,183

Financial liabilities
Deposits	884,185	885,975	878,911	878,344
Federal funds purchased and repurchase agreements	27,174	27,174	4,480	4,480
Federal Home Loan Bank advances	85,172	85,247	115,179	115,264
Subordinated debentures	16,100	16,100	16,100	16,100
Accrued interest payable	4,743	4,743	4,501	4,501

Off balance sheet credit related items
Letter of credit	418	418	418	418

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 19 – CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS
December 31

	2007	2006

ASSETS
Cash and cash equivalents	$588	$2,453
Securities available for sale	—	1,016
Interest receivable	—	4
Receivable from subsidiary	2,231	26
Deferred income taxes	25	10
Investment in subsidiaries	94,787	96,044

Total assets	$97,631	$99,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$1,262	$1,253
Interest Payable	7	7
Debentures	16,100	16,100

Total liabilities	17,369	17,360

Stockholders’ equity	80,262	82,193

Total liabilities and stockholders’ equity	$97,631	$99,553

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 19 – CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
(Continued)

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2007	2006	2005

Income
Dividends from subsidiaries	$4,500	$5,400	$3,600
Interest income	87	152	149

Total income	4,587	5,552	3,749

Expenses
Interest	1,089	1,705	2,039
Other	70	175	154
Income tax benefit	(365)	(587)	(695)

Total expenses	794	1,293	1,498

Income before equity in undistributed net income of subsidiaries	3,793	4,259	2,251

Equity in undistributed net income of subsidiaries (dividends in excess of earnings)	(3,627)	3,117	6,652

Net income	$166	$7,376	$8,903

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

NOTE 19 – CONDENSED FINANCIAL INFORMATION – PARENT COMPANY ONLY
(Continued)

CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31

	2007	2006	2005

Cash flows from operating activities:
Net income	$166	$7,376	$8,903
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary (dividends in excess of earnings)	3,627	(3,117)	(6,652)
Stock Compensation Expense	21	48	—
Amortization of debt issue costs	—	475	429
Net amortization of securities	(1)	(3)	(2)
Net change in intercompany receivable	(2,205)	142	(115)
Tax benefit from exercise of stock options	(94)	(272)	—
Other changes, net	92	261	296

Net cash provided by operating activities	1,606	4,910	2,859

Cash flows from investing activities:
Proceeds from sale of securities	1,000	—	—

Cash flows from financing activities:
Redemption of subordinated debt	—	(16,100)	—
Proceeds from issue of subordinated debt	—	16,100	—
Proceeds from exercise of stock options	1,184	932	812
Tax benefit from exercise of stock options	94	272	—
Treasury stock repurchases	(1,823)	(1,101)	—
Dividend reinvestment plan	1,096	268	—
Dividends paid	(5,022)	(4,982)	(4,628)

Net cash used in financing activities	(4,471)	(4,611)	(3,816)

Net change in cash and cash equivalents	(1,865)	299	(957)

Beginning cash and cash equivalents	2,453	2,154	3,111

Ending cash and cash equivalents	$588	$2,453	$2,154

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting: The report of our management on our internal control over financial reporting appears on page 43 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) subsequent to the date of the evaluation performed by our Chief Executive Officer and Chief Financial Officer.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections titled “Proposal No. 1, Election of Directors,” “Information on Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” contained in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled “Director Fees and Benefits”, “Compensation Discussion and Analysis”, “Board of Directors Compensation Committee Report on Management Compensation”, and “Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the section titled “Ownership of Baylake Common” contained in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	196,734	$16.79	—
Equity compensation plans not approved by security holders **	15,400	14.15	—
Total	212,134	$16.60	—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the section titled “Certain Transactions with Management” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the section titled “Principal Accountant Fees and Services” in the definitive proxy statement for our 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

BAYLAKE CORP.
By:	/s/Robert J. Cera

Robert J. Cera
President and Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/Kevin L. LaLuzerne

Kevin L. LaLuzerne
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: March 31, 2008

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

/s/ Thomas L. Herlache	/s/ Richard A. Braun

Thomas L. Herlache, Director	Richard A. Braun, Director
Chairman of the Board	Vice-Chairman of the Board

/s/ Kevin L. LaLuzerne	/s/ Robert W. Agnew

Kevin L. LaLuzerne, Chief Financial Officer	Robert W. Agnew, Director
and Treasurer (Principal Financial and
Accounting Officer)

/s/ Dee Geurts-Bengtson	/s/ Robert J. Cera

Dee Geurts-Bengtson, Director	Robert J. Cera, President and Chief Executive
Officer and Director (Principal Executive
Officer)

/s/ George Delveaux, Jr.	/s/ Roger G. Ferris

George Delveaux, Jr., Director	Roger G. Ferris, Director

/s/ Joseph J. Morgan	/s/ William Parsons

Joseph J. Morgan, Director	William Parsons, Director

/s/ Paul Jay Sturm

Paul Jay Sturm, Director

* Each of the above signatures is affixed as of March 31, 2008.

84

Exhibit No.	Description
3.1

Articles of Incorporation, as amended through July 3, 2001, incorporated by reference to Exhibit 4.1 from the Company’s Registration Statement on Form S-3 (File No. 333-118857) filed on September 8, 2004

3.2	Articles of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3.3	Composite Articles of Incorporation, incorporated by reference to Exhibit 3.2 from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

3.4	Bylaws, as amended through February 21, 1996, incorporated by reference to Exhibit 4.2 from the Company’s Registration Statement on Form S-3 (File No. 333-118857) filed on September 8, 2004

4.1

Advances, Collateral Pledge, and Security Agreement dated as of August 8, 1997 between Baylake Bank and Federal Home Loan Bank of Chicago, incorporated by reference to Exhibit 4.1 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.1

Baylake Bank’s Deferred Compensation Program with Thomas L. Herlache*, incorporated by reference to Exhibit 10.3 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993

10.2

Baylake Bank’s Deferred Compensation and Salary Continuation Agreement with Richard A. Braun*, incorporated by reference to Exhibit 10.5 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993

10.3

Deferred Compensation Plan for Selected Directors of Baylake Bank (Money Purchase Compensation Plan) dated December 19, 1995*, incorporated by reference to Exhibit 10.3 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

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

10.7

Employment Agreement dated as of June 30, 2006 between Baylake Bank and Robert J. Cera*, incorporated by reference to Exhibit 10.7 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.8

Separation Agreement dated January 30, 2007 between Baylake Bank and Steven Jennerjohn*, incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on February 15, 2007

10.9

Executive Employee Salary Continuation Agreement for Thomas L. Herlache dated October 1, 1999*, incorporated by reference to Exhibit 10.9 from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006

10.10	Preferred Compensation Agreement, incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007*

10.11	Non-Qualified Retirement Trust incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007*

10.12

Amendments to Deferred Compensation Agreements with Thomas L. Herlache and Summary of Benefits for serving as Chairman, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007*

21.1	List of Subsidiaries

23.1	Consent of Crowe Chizek and Company LLC

24.1	Power of Attorney (contained on the Signature Page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

*Designates compensation plans or agreements