Form 10-Q
period 2008-03-31
BAYLAKE CORP
filed 2008-05-12
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

                 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or
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

Registrant’s telephone number, including area code (920)-743-5551

Former name, former address and former fiscal year, if changed since last report None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of outstanding shares of common stock as of April 29, 2008: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS (Unaudited)
March 31, 2008 and December 31, 2007
(Dollar amounts in thousands except share data)

	March 31, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$28,255	$46,381
Securities available for sale	226,095	222,475
Loans held for sale	70	741
Loans, net of allowance of $12,014 and $11,840 at March 31, 2008 and December 31, 2007, respectively	732,848	748,370
Cash value of life insurance	23,346	23,404
Premises held for sale	673	673
Premises and equipment, net	26,417	26,597
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	8,127	5,167
Goodwill	6,108	6,108
Accrued interest receivable	5,395	5,394
Other assets	13,315	14,514

Total assets	$1,077,441	$1,106,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$70,356	$94,120
Interest-bearing	792,101	790,065

Total deposits	862,457	884,185
Federal Home Loan Bank advances	85,170	85,172
Federal funds purchased and repurchase agreements	18,755	27,174
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	11,851	12,461
Dividends payable	—	1,262

Total liabilities	994,333	1,026,354

Common stock, $5 par value, authorized 50,000,000; issued-8,132,552 shares in 2008, 8,106,973 shares in 2007; outstanding-7,911,539 shares in 2008, 7,885,960 shares in 2007	40,663	40,535
Additional paid-in capital	12,013	11,875
Retained earnings	32,481	31,316
Treasury stock (221,013 shares in 2008 and in 2007)	(3,549)	(3,549)
Accumulated other comprehensive income	1,500	85

Total stockholders’ equity	83,108	80,262

Total liabilities and stockholders’ equity	$1,077,441	$1,106,616

See accompanying notes to Unaudited Consolidated Financial Statements.
3

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
Three months ended March 31, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	2008	2007

Interest and dividend income
Loans, including fees	$12,908	$15,495
Taxable securities	2,050	1,597
Tax exempt securities	567	506
Federal funds sold and other	82	53

Total interest and dividend income	15,607	17,651

Interest expense
Deposits	7,121	7,952
Federal funds purchased and repurchase agreements	168	88
Federal Home Loan Bank advances and other debt	865	1,482
Subordinated debentures	250	284

Total interest expense	8,404	9,806

Net interest income	7,203	7,845
Provision for loan losses	300	5,985

Net interest income after provision for loan losses	6,903	1,860

Non-interest income
Fees from fiduciary activities	193	267
Fees from loan servicing	217	271
Fees for other services to customers	1,408	1,213
Gains from sales of loans	133	189
Net change in valuation of servicing rights	(116)	(83)
Net (loss) from sale and disposal of premises and equipment	(2)	—
Net gains from sale of securities	308	—
Increase (decrease) in cash surrender value of life insurance	(58)	224
Other income	232	164

Total non-interest income	2,315	2,245

Non-interest expenses
Salaries and employee benefits	4,408	5,151
Occupancy expense	645	609
Equipment expense	322	372
Data processing and courier	318	313
Operation of other real estate	175	280
Other operating expenses	1,974	1,741

Total non-interest expenses	7,842	8,466

Income (loss) before provision for income taxes	1,376	(4,361)
Provision for (benefit from) income taxes	211	(2,064)

Net income (loss)	$1,165	$(2,297)

Comprehensive income (loss)	$2,580	$(1,866)

Basic earnings (loss) per share	$0.15	$(0.29)
Diluted earnings (loss) per share	$0.15	$(0.29)
Dividends declared per share	$—	$0.16

See accompanying notes to Unaudited Consolidated Financial Statements.
4

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Three months ended March 31, 2008
(Dollar amounts in thousands except for share and per share data)

						Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity

	Shares	Amount

Balance, January 1, 2008	7,885,960	$40,535	$11,875	$31,316	$(3,549)	$85	$80,262

Net income for the period	—	—	—	1,165	—	—	1,165
Net changes in unrealized gain on securities available for sale, net of $757 deferred taxes	—	—	—	—	—	1,415	1,415

Total comprehensive income							2,580

Common stock issued under dividend reinvestment plan	25,579	128	138	—	—	—	266

Balance, March 31, 2008	7,911,539	$40,663	$12,013	$32,481	$(3,549)	$1,500	$83,108

See accompanying notes to Unaudited Consolidated Financial Statements.
5

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2008 and 2007
(Dollar amounts in thousands)

	2008	2007

Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$1,165	$(2,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	358	389
Amortization of core deposit intangible	13	13
Provision for losses on loans	300	5,985
Net amortization of premium/discount on securities	(11)	32
Increase (decrease) in cash surrender value of life insurance	58	(224)
Net gain on sale of securities	(308)	—
Net gain on sale of loans	(133)	(106)
Proceeds from sale of loans held for sale	10,067	11,697
Origination of loans held for sale	(9,263)	(11,416)
Net change in valuation on mortgage servicing rights	116	83
Provision for valuation allowance on other real estate owned	—	64
Net (gain) loss from disposal of other real estate	21	(14)
Net loss from disposal of bank premises and equipment	2	1
Stock option compensation expense recognized	—	7
Provision for deferred tax expense	(349)	(2,178)
Tax benefit from exercise of stock options	—	(10)
Changes in assets and liabilities:
Accrued interest receivable and other assets	688	238
Accrued expenses and other liabilities	(611)	(1,174)

Net cash provided by operating activities	2,113	1,090

Cash flows from investing activities:
Principal payments on securities available-for-sale	5,722	4,096
Proceeds from sale of securities available-for-sale	12,476	—
Purchase of securities available-for-sale	(19,353)	(4,057)
Proceeds from sale of other real estate owned	336	394
Loan originations and payments, net	11,905	(9,218)
Additions to premises and equipment	(180)	(164)
Proceeds from life insurance death benefit	—	2,431
Investment in bank-owned life insurance	—	(683)

Net cash provided by (used in) investing activities	10,906	(7,201)

See accompanying notes to Unaudited Consolidated Financial Statements. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2008 and 2007
(Dollar amounts in thousands)

	2008	2007

Cash flows from financing activities:
Net change in deposits	$(21,728)	$8,170
Net change in federal funds purchased and repurchase agreements	(8,419)	441
Repayments on Federal Home Loan Bank advances	(2)	(2)
Proceeds from exercise of stock options	—	301
Treasury stock purchases	—	(768)
Issuance of stock pursuant to dividend reinvestment plan	266	552
Cash dividends paid	(1,262)	(2,512)

Net cash (used in) provided by financing activities	(31,145)	6,182

Net change in cash and cash equivalents	(18,126)	71

Beginning cash and cash equivalents	46,381	22,685

Ending cash and cash equivalents	$28,255	$22,756

See accompanying notes to Unaudited Consolidated Financial Statements. 7

Notes to the Consolidated Unaudited Financial Statements

The accompanying consolidated financial statements should be read in conjunction with our 2007 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of March 31, 2008 and results of operations for the periods ending March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the entire year.

1.	Use of Estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles, our management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, foreclosed assets, income tax expense and fair values of financial instruments are particularly subject to change.

2.	Earnings Per Share

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

EARNINGS PER SHARE

	Three months ended March 31, (Net income in thousands)
	2008		2007

(Numerator):
Net income (loss)	$1,165		$(2,297)
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,258		7,851,949
Dilutive effect of stock options	—	(1)	— (1)

Weighted average number of common shares outstanding-diluted	7,911,258		7,851,949

Basic EPS	$0.15		$(0.29)
Diluted EPS	$0.15		$(0.29)

(1) At March 31, 2008 and 2007, there were 156,114 and 357,491 outstanding stock options respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

3.	Cash Dividends

On February 28, 2008, our Board of Directors announced that they, in consultation with federal and state regulators, decided to forego the payment of cash dividends on our common stock that historically had been declared and paid during the first quarter of the year. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and

Notes to the Consolidated Unaudited Financial Statements

regulatory compliance. There can be no assurance when or if we will resume payment of quarterly dividends at historical levels or at all. In order to pay dividends in 2008, advance approval from the Wisconsin Department of Financial Institutions as well as the Federal Reserve Board will need to be obtained.

4.	Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption of SFAS No. 157 was not material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard under SFAS No. 159.

On January 1, 2008, we adopted the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value of all written loan commitments that are accounted for a fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. Adoption of SAB 109 was not material.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after a participant’s employment terminates or the participant retires. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The impact of the January 1, 2008 adoption of Issue No. 06-4 on our financial statements was not material.

5.	Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Notes to the Consolidated Unaudited Financial Statements

The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. We are able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS

		Fair Value Measurements at March 31, 2008
	March 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$226,095	$17,318	$208,777	$—

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS

		Fair Value Measurements at March 31, 2008
	March 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Servicing rights	$1,265	$—	$1,265	$—
Loans held for sale	70	70	—	—
Impaired loans	37,206	—	—	37,206

Servicing rights which are carried at fair value, were written down to fair value of $1.3 million at March 31, 2008. $116,000 was included in earnings for the period. Loans held for sale are carried at fair value measured by commitments to sell and resulted in no charge to earnings during the quarter ended March 31, 2008. Impaired loans with a carrying value of $37.2 million were measured for impairment using the fair value of collateral for collateral dependent loans, resulting in a gross additional provision for loan losses of $554,000 for the three months ended March 31, 2008.

Notes to the Consolidated Unaudited Financial Statements

6.	Equity Investment

As of March 31, 2008 and December 31, 2007 we owned a 49.8% interest in United Financial Services, Inc. (“UFS”), a data processing service. Our ownership interest had a value of $3.7 million at March 31, 2008 and $3.6 million at December 31, 2007 and is reflected in the Other Assets in the “Consolidated Balance Sheets”. In addition to the ownership interest, we have a right to appoint one member to the three member Board of Directors of UFS. The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The individual exercised the option with respect to 120 shares on January 15, 2007 at $1,000 per share and subsequently sold these shares back to UFS for book value. The net result was recognition of $385,000 of goodwill upon redemption of the shares. Current book value of UFS is approximately $7,474 per share. Any future exercise of the options and issuance of the underlying shares will have the effect of reducing our investment in UFS and result in a dilution of UFS earnings per share. There will not be a material impact to the carrying value of the asset on our balance sheet.

7.	Allowance For Loan Losses

The allowance for loan losses (“ALL”) represents management’s estimate of probable incurred credit losses in the loan portfolio. Estimating the amount of the allowance for loan losses requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component on specific loans and an unallocated component for loans without specific reserves. The components of the allowance represent estimations pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The unallocated component is based on our historical loss experience which is updated quarterly. The unallocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors.

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

Notes to the Consolidated Unaudited Financial Statements

          Changes in the allowance for loan losses were as follows ($ in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the three months ended
	March 31,

	2008	2007

Balance at beginning of period	$11,840	$8,058
Provision for loan losses	300	5,985
Charge-offs	(208)	(301)
Recoveries	82	92

Balance at end of period	$12,014	$13,834

Net charge-offs (“NCOs”)	$(126)	$(209)

Average impaired loans during the period	$33,730	$31,859

          Information regarding impaired loans is as follows ($ in thousands):

IMPAIRED LOANS

	March 31, 2008	December 31, 2007

Impaired loans with no allocated allowance for loan loss	$1,213	$4,805
Impaired loans with allocated allowance for loan loss	$35,993	$32,754
Allowance allocated to impaired loans	$6,106	$6,051

Management is continually monitoring impaired loan relationships and in the event facts and circumstances change, additional provisions may be necessary.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgments regarding information available to them at the time of their examinations.

Non performing loans are as follows:

NON PERFORMING LOANS

	Quarters Ended
	3/31/08	12/31/07	09/30/07	06/30/07	3/31/07

	(dollars in thousands)
Nonaccrual Loans	$37,206	$37,555	$43,780	$45,873	$37,729
Loans restructured in a troubled debt restructuring	—	—	464	475	1,410

Total Nonperforming Loans (“NPL”)	$37,206	$37,555	$44,244	$46,348	$39,139

Notes to the Consolidated Unaudited Financial Statements

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

The following sets forth management’s discussion and analysis of our consolidated financial condition and our results of operations for the three months ended March 31, 2008 and 2007. For a more complete understanding, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes, selected financial data and statistical information presented elsewhere in this Report.

Forward-Looking Information

This discussion and analysis of financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify in such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which are incorporated herein by reference; other risks that may be identified or discussed in this Report; demand for financial products and financial services; the degree of competition by traditional and non-traditional financial services competitors; changes in banking legislation or regulations; changes in tax laws and the results of recent Wisconsin state tax developments; changes in interest rates; changes in prices; the impact of technological advances; governmental and regulatory policy changes; trends in customer behavior as well as their ability to repay loans; and changes in the general economic conditions, nationally or in the State of Wisconsin.

Critical Accounting Policies

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in our consolidated financial statements. The following is a summary of what management believes are our critical accounting policies.

Allowance for Loan Losses:

The allowance for loan losses (“ALL”) represents management’s estimate of probable incurred credit losses in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of an allocated component on specific loans and an unallocated component for loans without specific reserves. The components of the allowance represent an estimation pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses from analyses of all loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including, estimating the amount and timing of future cash flows and collateral values. The unallocated component is based on our historical loss experience, which is updated quarterly. The unallocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers all potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, an additional provision for the credit losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The following table presents the components of the ALL:

COMPONENTS OF ALL

			As of
	03/31/08	12/31/07	09/30/07	06/30/07	3/31/07

Component 1 – Specific credit allocation	$6,341	$6,051	$4,739	$5,736	$7,790
Component 2 – General reserves: historical	4,506	4,721	4,662	4,052	4,027
General reserves: other	1,167	1,068	1,065	1,742	1,783
Unallocated	—	—	41	18	234

Allowance for Loan Losses	$12,014	$11,840	$10,507	$11,548	$13,834

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

When comparing the period-to-period changes, our provision of $6.0 million in the first quarter of 2007 increased our ALL to $13.8 million at March 31, 2007. In the second quarter, net charge-offs of $2.3 million were realized reducing the ALL to $11.5 million at June 30, 2007. During the third quarter of 2007, net charge-offs of $1.5 million were taken, partially offset by a loan loss provision charged to earnings of $500,000. This resulted in an ALL balance of $10.5 million at September 30, 2007. Net charge-offs of $1.9 million were taken in the fourth quarter, partially offset by a provision of $3.3 million, resulting in an ALL balance of $11.8 million at year-end 2007. During the first quarter of 2008 under the same review as described above, a $300,000 provision was made to the ALL.

Based upon information obtained subsequent to the close of our 2007 fiscal year, we completed an impairment evaluation of two loan relationships that comprised approximately 27% and 26% of our non-performing loan balances outstanding at December 31, 2007 and March 31, 2008, respectively. As a result of this evaluation, we recorded an additional impairment charge of $2.0 million in the fourth quarter of 2007 relating specifically to these two loans. In making our determination to record the $2.0 million impairment, we relied upon a variety of factors including third party appraisal information, executed sale/purchase transaction documents, representations of certain parties under contract to purchase collateral securing one of the loans, other publicly available information and our assessment of the likelihood of collection of monies owed under the terms of existing personal guarantees of certain borrowers. Management continues to monitor the status of these loans and related transactions and as future events occur, changes to our loss allocation may be required. Based upon additional information that has come to our attention after March 31, 2008, including information pertaining to a proposed alternative structure for the transaction relating to the aforementioned collateral of one of the loans, we believe that the $2.0 million impairment charge taken in the fourth quarter of 2007 with respect to the two loans discussed above continues to be appropriate and adequate based upon the information available to us as of the date of this report.

Subsequent to March 31, 2008, we accepted an offer to sell collateral securing a significant non-accrual credit relationship and completed an impairment evaluation based on this offer to sell. As a result of this evaluation, we recorded a specific allocation in the ALL at March 31, 2008 to reflect anticipated impairment of the collateral. In the event that the sale is not finalized or unanticipated events occur, changes to our loss allocation may be required.

Foreclosed Assets:

Foreclosed assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value when acquired, less estimated costs to sell, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

Income tax expense may be affected by developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of our bank located in the state of Nevada holds and manages various investment securities. Because these subsidiaries are located outside Wisconsin, income from their operations has not historically been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue (“WDOR”) issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions at the time such subsidiaries were formed, WDOR representatives have stated that the WDOR intends to revoke those rulings and tax some or all these subsidiaries’ income, even though there has been no intervening change in the law. The WDOR also implemented a program in 2003 for the audit of Wisconsin financial institutions who have formed and contributed assets to subsidiaries located in Nevada.

The WDOR sent letters in late July 2004 to financial institutions in Wisconsin, whether or not they were undergoing an audit, reporting on settlements involving 17 banks and their out-of-state investment subsidiaries. The letter provided a summary of settlement parameters that were available. For periods before 2004, they included: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes for a limited period of time; and interest (but not penalties) on any past-due taxes. Similar provisions apply for periods from 2004 forward, in addition to certain limits placed on the amount of assets transferred to the subsidiary from which income would be excluded from Wisconsin tax. Settlement on the terms outlined would result in the Department’s rescission of related prior letter rulings, and would purport to be binding going forward except as superseded by future legislation or as changed by mutual agreement. We continue to believe that we have reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and WDOR’s prior longstanding interpretations of those laws, including specific interpretations of them. However, in view of WDOR’s subsequent change in position, the aggressive stance taken by WDOR, the settlements by many other banks, and the potential effect that decisions by other similarly situated institutions may have on our alternatives going forward, we have determined that we will consider a settlement proposal from WDOR. In July 2007, WDOR contacted us to begin discussion of this issue. They requested, and we complied with, an agreement to extend for audit purposes the 2002 income and franchise tax year to March 15, 2008. We had expected to be asked by WDOR to extend further, however as of the date of this report, no further extension has been formally requested or negotiated. During the third and fourth quarter of 2007, a formal audit of our Nevada subsidiary was commenced by WDOR. In February 2008, WDOR issued a proposed assessment. Management, in conjunction with outside counsel, is currently negotiating a settlement with WDOR, which we anticipate reaching in the near future. We have accrued a tax liability, which we believe to be adequate to satisfy any such settlement that may be reached. As of the date of our filing of this Form 10-Q, no formal settlement has been reached but negotiations are ongoing.

Results of Operations

The following table sets forth our net income and related summary information for the three month periods ended March, 2008 and 2007.

SUMMARY RESULTS OF OPERATIONS
(dollars in thousands, except per share data)

	Three months ended
	March 31,

	2008	2007

Net income, as reported	$1,165	$(2,297)
EPS-basic, as reported	$0.15	$(0.29)
EPS-diluted, as reported	$0.15	$(0.29)
Cash dividends declared	$—	$0.16

Return on average assets	0.43%	(0.82)%
Return on average equity	5.71%	(11.07)%
Efficiency ratio, as reported (1)	81.70%	80.91%

(1)	Non-interest expense divided by sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets.

The increase in net income for the three-month period is due to a decrease in the provision for loan losses from $6.0 million for the three months ended March 31, 2007 to $300,000 for the three months ended March 31, 2008. Refer to the “Net Interest Income”, “Provision for Loan Losses”, “Non-Interest Expense” and “Non-Interest Income” sections for additional details.

Net Interest Income

Net interest income is the largest component of our operating income, accounting for 76.6% of total operating income for the three months ended March 31, 2008 compared to 78.5% for the same period in 2007. Net interest income represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations, together with changes in the volume and types of earning assets and interest-bearing liabilities, combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income was $7.6 million for the three months ended March 31, 2008 and $8.2 million for the same period in 2007. This decrease resulted primarily from a decrease in interest income from loans, partially offset by a decrease in funding costs, each reflecting the current declining rate environment.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. The net interest margin for the first quarter of 2008 was 3.08%, down 11 basis points (“bps”) from 3.19% for the comparable period in 2007.

Average interest rates were lower during the first quarter of 2008 compared to 2007, due in part to changing economic conditions and the continued reduction in the Fed Funds target rate. The Federal Reserve Board (“FRB”) decreased the target rate by 375 bps between March 2007 and March 2008. Competition for both deposits and loans within our market continue to reduce the spread between funding costs and loan rates, contributing to a decrease in our net interest margin.

For the three months ended March 31, 2008, average-earning assets decreased $40.2 million, or 3.9%, compared to the same period in 2007. Decreases in average loans of $79.8 million, or 9.6% were offset in part by a 19.6% increase in average taxable securities of $28.3 million and by increases of $6.7 million, or 13.3% in average tax-exempt securities.

Interest rate spread is the difference between the interest rate earned on average earning assets and the rate paid on average interest-bearing liabilities. For the first quarter of 2008 compared to the same period for 2007, the interest rate spread increased 4 bps to 2.84%, the net result of a 50 bps decrease in the yield on earning assets from 7.00% to 6.50% and a 54 bps decrease in the cost of interest-bearing liabilities from 4.20% to 3.66%.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
($ in thousands)

Three months ended March 31,
	2008			2007

	Average Balance	Interest income/ Expense	Average yield/ Rate	Average Balance	Interest income/ Expense	Average yield/ rate
ASSETS
Earning assets:
Loans, net	$751,360	$13,003	6.96%	$831,181	$15,607	7.51%
Taxable securities	172,733	2,050	4.77%	144,398	1,597	4.42%
Tax exempt securities	56,987	859	6.06%	50,295	767	6.10%
Federal funds sold and interest bearing due from banks	8,924	82	3.69%	4,325	53	4.93%

Total earning assets	990,004	15,994	6.50%	1,030,199	18,024	7.00%

Non-interest earning assets	93,661			91,503

Total assets	$1,083,665			$1,121,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	$803,831	$7,122	3.56%	$796,143	$7,952	4.00%
Short-term borrowings	4,122	35	3.41%	5,419	74	5.50%
Customer repurchase agreements	13,830	133	3.86%	1,294	14	4.14%
Federal Home Loan Bank advances	85,170	864	4.08%	115,179	1,482	5.15%
Subordinated debentures	16,100	250	6.24%	16,100	284	7.06%

Total interest-bearing liabilities	923,053	8,404	3.66%	934,135	9,806	4.20%

Demand deposits	66,889			91,211
Accrued expenses and other liabilities	12,051			13,386
Stockholders’ equity	81,672			82,970

Total liabilities and stockholders’ equity	$1,083,665			$1,121,702

Interest rate spread		$7,590	2.84%		$8,218	2.80%
Net interest margin			3.08%			3.19%

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average earning assets to average total assets. This ratio was 91.4% and 91.8% for the first three months of 2008 and 2007, respectively.

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

The PFLL for the first three months of 2008 was $300,000 compared to $6.0 million for the first three months of 2007.

During the first three months of 2008, non-accrual loans decreased slightly by $349,000. See “Balance Sheet Analysis – Non-Performing Loans, Potential Problem Loans and Other Real Estate” below.

Net loan charge-offs for the first three months of 2008 were $126,000 compared with net charge-offs of $209,000 for the same period in 2007. Net charge-offs to average loans were 0.07% for the first three months of 2008 compared to 0.10% for the same period in 2007. For the three months ended March 31, 2008, non-performing loans decreased $349,000. Refer to the “Risk Management and the Allowance for Loan Losses” and “Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Management believes that the PFLL at March 31, 2008 conforms to our loan loss reserve policy and is adequate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We are continually monitoring the non-performing relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, notwithstanding the non-performing loans, a decline in the quality of our loan portfolio, as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the allowance. If there are significant charge-offs against the allowance, or we otherwise determine that the allowance is inadequate; we will need to make higher provisions in the future. See “Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans

Non-Interest Income

Total non-interest income increased $70,000, or 3.1%, to $2.3 million for the three months ended March 31, 2008 compared to the same period in 2007. A gain on sale of securities of $308,000 and an increase in financial services income of $108,000, offset by a decline in gains realized on the sale of loans of $89,000 and a decrease in the cash surrender value of life insurance of $282,000. Cash surrender value of life insurance is impacted by the declining value of the underlying securities as well as by the changing interest rate environment. Reflected in the increase was realization of $308,000 in net gains on investment securities sold. The non-interest income to average assets ratio was 0.9% for the three months ended March 31, 2008 compared to 0.8% for the same period in 2007.

Table 4 reflects the various components of non-interest income for the comparable quarters.

NON-INTEREST INCOME
($ in thousands)

	Three months ended
	March 31, 2008	March 31, 2007	% Change

Fees from fiduciary services	$193	$267	(27.7%)
Fees from loan servicing	217	271	(19.9%)
Service charges on deposit accounts	924	827	11.7%
Other fee income	163	173	(5.8%)
Financial services income	321	213	50.7%
Gains from sales of loans	17	106	(84.0%)
Gains from sale of investments	308	—	100.0%
Change in cash surrender value of life insurance	(58)	224	(125.9%)
Other income	230	164	40.2%

Total Non-Interest Income	$2,315	$2,245	3.1%

Other income increased $66,000 for the three month periods compared above. This was primarily due to a $45,000 increase in our proportionate share of UFS income for the three months ended March 31, 2008 over the same period in 2007.

Non-Interest Expense

Non-interest expense decreased $624,000 or 7.4%, to $7.8 million for the three months ended March 31, 2008 compared to $8.5 million for the same period in 2007. The non-interest expense to average assets ratio was 2.9% for the three months ended March 31, 2008 compared to 3.0% for the same period in 2007.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expense to average assets ratio remained stable at 2.2% for the three months ended March 31, 2008 and 2007. The efficiency ratio is total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income (excluding net gains on the sale of securities and fixed assets). The efficiency ratio increased to 81.7% for the three months ended March 31, 2008 from 80.9% for the comparable period last year.

NON-INTEREST EXPENSE
($ in thousands)

	Three months ended March 31,
	2008	2007	% Change

Salaries and employee benefits	$4,408	$5,151	(14.4%)
Occupancy	645	609	5.9%
Equipment	322	372	(13.4%)
Data processing and courier	318	313	1.6%
Operation of other real estate owned	175	280	(37.5%)
Business development & advertising	172	227	(24.2%)
Charitable contributions	26	92	(71.7%)
Stationary and supplies	132	130	1.5%
Director fees	148	110	34.5%
FDIC	124	26	376.9%
Legal and professional	323	258	25.2%
Loan and collection	341	175	94.9%
Other operating	708	723	(2.1%)

Total Non-Interest Expense	$7,842	$8,466	(7.4%)

Salaries and employee benefits showed a decrease of $743,000, or 14.4%, to $4.4 million for the three-month period ended March 31, 2008, compared to the same period in 2007. The number of full-time equivalent employees was 320 as of March 31, 2008 compared to 336 at March 31, 2007.

Expenses related to the operation of other real estate owned (“ORE”) decreased $105,000, or 37.5%, to $175,000 for the three-month period ended March 31, 2008 compared to $280,000 for the same period in 2007. Operating expenses on the ORE properties includes real estate tax payments and accruals, payments of insurance premiums and other related expenses. A net loss of $21,000 realized on the sale of ORE properties is included in the amount at March 31, 2008. During the first quarter of 2007, we incurred $155,000 of delinquent property taxes on ORE properties.

Included in other operating expenses is FDIC insurance expense of $124,000 for the quarter ended March 31, 2008 as compared to $26,000 for the same period a year ago. FDIC insurance consists of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (DIF) between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. For 2007, the FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay at least minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Our bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. In contrast to 2006, our bank was assessed premiums for FDIC insurance on its deposits in 2007. To ease the transition to the new system, insured institutions that had paid deposit insurance prior to 1997 were eligible for a one-time assessment credit based on their respective share of the aggregate assessment base. Our FDIC assessment for first quarter 2008 and for 2007, received and recorded after first quarter 2007, was offset by a portion of our one-time assessment credit. We anticipate that the remaining portion of the credit will be applied to our FDIC assessment in the second quarter of 2008 after which we expect our costs in this area to increase. Payments for the FICO portion will continue as long as FICO obligations remain outstanding.

Loan and collection expenses increased $166,000 to $341,000 for the three months ended March 31, 2008 as compared to $175,000 for the three months ended March 31, 2007. Higher than normal loan and collection expenses are expected to continue in the future, as our level of non-performing loans remains high. We expect legal fees from outside law firms, which accounts for $202,000 of the expense incurred during the first quarter of 2008, will also continue to rise since we have outsourced a majority of our legal services.

Income Taxes

Our income tax expense for the three months ended March 31, 2008 was $211,000, versus a benefit of $2.1 million for the same period in 2007. Our effective tax rate (income tax expense divided by income before taxes) was 15.3% for the three months ended March 31, 2008.

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

Balance Sheet Analysis

Loans

At March 31, 2008, total loans decreased $15.3 million, or 2.0%, to $744.9 million from $760.2 million at December 31, 2007. This was primarily due to a decrease of $11.9 million, or 3.1%, in commercial real estate loans, a decrease in real estate construction loans of $7.8 million or 8.3% and a decrease in obligations of states and political subdivisions of $3.9 million, or 21.1% from December 31, 2007 to March 31, 2008 partially offset by a $7.8 million, or 6.1%, increase in commercial, financial and agricultural loans for the same period.

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
($ in thousands)

	March 31, 2008	December 31, 2007	Percent change

Amount of loans by type
Real estate-mortgage Commercial	$375,121	$386,981	(3.1%)
1-4 family residential
First liens	71,897	69,572	3.3%
Junior liens	19,478	19,367	0.6%
Home equity	29,637	30,993	(4.4%)
Commercial, financial and agricultural	135,367	127,549	6.1%
Real estate-construction	85,288	93,047	(8.3%)
Installment
Credit cards and related plans	1,486	1,430	3.9%
Other	12,279	12,958	(5.2%)
Obligations of states and political subdivisions	14,723	18,663	(21.1%)
Less: deferred origination fees, net of costs	(414)	(350)	18.3%

Total	$744,862	$760,210	(2.0%)

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we set aside an allowance for probable incurred credit losses through periodic charges to our earnings. These charges are shown in our consolidated income statement as provision for loan losses. See “Provision for Loan Losses” earlier in this Form 10-Q. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and are charged off against the allowance for loan losses are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

In January 2007, we shifted our management philosophy to focus on being substantially more proactive than in the past with respect to managing the credit risk inherent in our loan portfolio. In January 2007 we created the position of Chief Credit Officer (“CCO”) to be responsible for overseeing the credit underwriting, loan processing, documentation, problem loan, credit review and collection areas.

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

•

For commercial and industrial loans, loan-to-value ratios and loan terms will vary, reflecting varied collateral securitizing the loan. Documentation required for the loan transaction may include income tax returns, financial statements, profit and loss budgets and cash flow projections. Loans include in this type are short-term loans, lines of credit, term loans and floor plans.

As part of the improvements and enhancements to our loan policies, among other things, we expanded prior existing protocols to require additional due diligence in investigating potential borrowers and additional detail in loan presentations. We addressed more in-depth and critical consideration of credit histories, borrower stability, management expertise, collateral and asset quality, loan term and loan-to-collateral ratios. All new credits, and, depending on risk profile, existing credits seeking new money, are subject to these expended procedures.

The CCO was also tasked with evaluating the loan portfolio with a view toward being proactive in removing or minimizing problem credits in the portfolio. As part of this philosophical shift toward a more proactive approach to credit risk management beginning in 2007, we instructed the CCO to be much more critical in his review, identification and monitoring of problem loans and potential problem loans, in particular those that may be marginal in terms of collateral adequacy.

Our philosophical shift did not affect the overall methodology by which we calculate our ALL, although we did become more proactive in our efforts to identify and remove or minimize problem credits in the portfolio. In particular, we enhanced the impairment analysis process by requiring and obtaining more evidentiary support (including supplemental market data and routine site visits) for our conclusions as to future payment expectations and collateral values and, in general, are more conservative in our analysis. In conjunction with our ongoing analysis, the weakening economy in our lending markets, as well as national markets, and FRB’s reduction of market rates have negatively impacted the performance of our loan portfolio for the first quarter of 2008 both in earnings and collateral-to-value ratios.

On a quarterly basis, management reviews the adequacy of the ALL. Based on an estimation computed pursuant to the requirements of SFAS Statement No. 5, Accounting for Contingencies and SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loans exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on economic conditions as well as specific factors in the markets in which we operate.

The specific credit allocation for the ALL is based on a regular analysis by the loan officers lf all commercial credits. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans over a fixed dollar amount with internal credit gradings at or below a predetermined classification are evaluated. In compliance with SFAS No. 114, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific allowance is then allocated to the loans based on this assessment. Such allocations or impairments are reviewed by the CCO and management familiar with the credits.

The ALL at March 31, 2008 was $12.0 million, compared to $11.8 million at the end of 2007. This increase was based on management’s analysis of the loan portfolio risk at March 31, 2008 as discussed above. As such, a provision of $300,000 was recorded for the three months ended March 31, 2008 compared to a $6.0 million provision recorded for the same period ended March 31, 2007. Late in the first quarter of 2007, under our normal impairment review procedures, a significant credit relationship was identified by management as having insufficient collateral to cover the outstanding principal involved and was placed on non-accrual. As a result of this analysis, $3.6 million relating to this specific credit was added to the ALL during the first quarter of 2007. We made additional provisions of $2.4 million to our specific loss reserve allocation relating to other loans identified as part of the CCO’s portfolio review process. The quantitative impact of the change to a more proactive credit analysis process accounted for adjusted values assigned to three specific credits, aggregating a total financial impact of $472,000 all of which was taken as a provision to ALL and charged to income in the first quarter of 2007.

All of the factors we take into account in determining loan loss provisions in general categories are subject to change; thus, the allocations are not necessarily indicative of the loan loss categories in which future loan losses will occur. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated.

Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss.

Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Restructuring loans typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to SFAS No. 114.

NON-PERFORMING ASSETS
($ in thousands)

	March 31, 2008	December 31, 2007	March 31, 2007

Nonperforming Assets:
Nonaccrual loans	$37,206	$37,555	$37,729
Loans restructured in a trouble debt restructuring	—	—	1,410
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans (“NPLs”)	$37,206	$37,555	$39,139
Other real estate owned	8,127	5,167	7,113

Total nonperforming assets (“NPAs”)	$45,333	$42,722	$46,252

Ratios:
ALL to Net Charge-offs (“NCO’s”) (annualized)	23.84	1.98	16.55
NCO’s to average loans (annualized)	0.07%	0.74%	0.10%
ALL to total loans	1.61%	1.56%	1.67%
NPL’s to total loans	4.99%	4.94%	4.73%
NPA’s to total assets	4.21%	3.86%	4.14%
ALL to NPL’s	32.29%	31.53%	35.35%

Non-accrual loans decreased during the three months ended March 31, 2008 by $349,000 from December 31, 2007. The non-performing loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

Information regarding other real estate owned is as follows:

OTHER REAL ESTATE OWNED
($ in thousands)

	March 31, 2008	December 31, 2007	March 31, 2007

Beginning Balance	$5,167	$5,760	$5,760
Transfer of net realizable value to ORE	3,317	5,932	1,797
Sales Proceeds, net	(336)	(6,160)	(394)
Net gain (loss) from sale of ORE	(21)	(232)	14
Provision for ORE	—	(133)	(64)

Total Other Real Estate	$8,127	$5,167	$7,113

          Changes in the valuation allowance for losses on other real estate owned were as follows:

	March 31, 2008	December 31, 2007

Beginning Balance	$207	$108
Provision charged to operations	—	133
Amounts related to properties disposed	(63)	(34)

Balance at end of period	$144	$207

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At March 31, 2008, the investment portfolio (which includes investment securities available for sale) increased $3.6 million to $226.1 million as compared to $222.5 million at December 31, 2007. At March 31, 2008, the investment portfolio represented 21.0% of total assets compared with 20.1% at December 31, 2007.

Securities available for sale consist of the following:

INVESTMENT SECURITY ANALYSIS
At March 31, 2008
($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Treasury & other U.S. agencies	$278	$—	$17,317
Mortgage-backed securities	2,416	(37)	131,376
Obligations of states & political subdivisions	1,104	(156)	57,144
Private placement and corporate bonds	—	(1,348)	15,676
Other securities	—	—	4,582

Total securities available for sale	$3,798	$(1,541)	$226,095

At December 31, 2007
($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Treasury & other U.S. agencies	$104	$(58)	$29,268
Mortgage-backed securities	539	(691)	118,696
Obligations of states & political subdivisions	612	(125)	56,228
Private placement and corporate bonds	—	(277)	14,864
Other securities	—	—	3,419

Total securities available for sale	$1,255	$(1,151)	$222,475

The increases in unrealized losses are related principally to changes in interest rates. As we have the intent and ability to hold these securities until forecasted recovery in the credit markets, which may be maturity in some instances, no declines were deemed to be other than temporary.

Deposits

Total deposits at March 31, 2008 decreased $21.7 million, or 2.5%, to $862.4 million from $884.2 million at December 31, 2007. Such decrease is consistent with the first quarter of 2007 due to seasonal trends of business customers in our Door County market. Non-interest bearing deposits at March 31, 2008 decreased $ 23.7 million, or 25.2%, to $70.4 million as compared to $94.1 million at December 31, 2007, as commercial customers shifted balances to interest bearing accounts during the first quarter of 2008. Interest-bearing deposits at March 31, 2008 increased $2.0 million, or 0.3%, to $792.1 million from $790.1 million at December 31, 2007.

Brokered CDs decreased $4.0 million to $126.9 million at March 31, 2008 compared to $130.9 million at December 31, 2007. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank (“FHLB”). Increased competition for consumer deposits and customer awareness of interest rates continues to limit our core deposit growth from the brokered CD market.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2008 through competitive pricing of deposit products and branch delivery systems that have already been established. We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. We also may increase brokered time deposits during the remainder of 2008 as an additional source of funds to support loan growth in the event that core deposit growth goals are not achieved. Under that scenario, we will continue to look at other wholesale sources of funds if the brokered CD market were to become illiquid or more costly in terms of interest rate.

Other Funding Sources

Securities under agreements to repurchase and federal funds purchased at March 31, 2008 decreased $8.4 million to $18.8 million from $27.2 million at December 31, 2007. Federal funds purchased decreased $12.4 million offset by an increase in repurchase agreements of $4.0 million.

FHLB advances at March 31, 2008 were unchanged from December 31, 2007 at $85.2 million. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits, or if deposit growth is not sufficient. Additionally, the availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand. We anticipate we will continue to use wholesale funding sources of this nature if these borrowings add incrementally to overall profitability.

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

The trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Our obligations under the subordinated debentures constitute a full and unconditional guarantee by us of the trust’s obligation under the trust securities issued by the trust. In addition, under the terms of the Debentures, we would be precluded from paying dividends on our common stock if the Company was in default under the Debentures, if the Company exercised their right to defer payment of interest on the Debentures or if certain related defaults occurred.

Contractual Obligations, Commitments, Off-Balance Sheet Risk, and Contingent Liabilities

We utilize a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Items disclosed in the Form 10-K have not materially changed since that report was filed.

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
($ in thousands)

	March 31, 2008	December 31, 2007

Commitments to fund home equity line loans	$49,500	$48,665
Commitments to fund residential real estate construction loans	1,484	2,246
Commitments unused on various other lines of credit loans	158,746	137,546

Total commitments to extend credit	$209,730	$188,457

Financial standby letters of credit	$11,793	$19,386

The following table summarizes our significant contractual obligations and commitments at March 31, 2008:

CONTRACTUAL OBLIGATIONS
($ in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total

Certificates of deposit and other time deposit obligations	$351,571	$79,335	$5,016	$—	$435,922
Federal funds purchased and repurchase agreements	18,755	—	—	—	18,755
Federal Home Loan Bank advances	45,073	40,097	—	—	85,170
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	34	53	—	—	87

Total	$415,433	$119,485	$5,016	$16,100	$556,034

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. Our subsidiary and we have different liquidity considerations.

Our primary sources of funds are dividends from our subsidiary, investment income, and net proceeds from borrowings and the offerings of junior subordinated obligations, in addition to the issuance of our common stock. We generally manage our liquidity position in order to provide funds necessary to pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend normally paid to shareholders during the first quarter of 2008. In order to pay dividends in 2008, we will need to seek prior approval from WDFI as well as the Federal Reserve Board.

Our subsidiary meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain of our assets, the ability to use our loan and investment portfolios as collateral for secured borrowings and strong capital position.

Maturing investments have been a primary source of liquidity. For the three months ended March 31, 2008, principal payments totaling $5.7 million were received on investments. We purchased $19.4 million in investments in the first three months of 2008. At March 31, 2008 the investment portfolio contained $17.3 million of U.S. Treasury and federal agency backed securities and $131.4 million of mortgage-backed securities, representing 17.3% and 58.1%, respectively of the total investment portfolio. These securities tend to be highly marketable.

As a financing activity reflected in the March 31, 2008 Consolidated Statements of Cash Flows, deposit decreases resulted in $21.7 million of cash outflow during the first three months of 2008. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $4.0 million to $126.9 million during the three-month period ended March 31, 2008. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. There are $281.0 million, or 37.7%, of total loans, maturing within one year of March 31, 2008. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at March 31, 2008, federal funds purchased and securities sold under agreements to repurchase totaled $18.8 million compared to $27.2 million at the end of 2007. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from FHLB are another source of funds, totaling $85.2 million at both March 31, 2008 and at December 31, 2007.

We expect that deposit growth will continue to be the primary funding source of liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in the first three months of 2008, we expect deposit growth to be a reliable funding source in the future as a result of branch expansion efforts and marketing efforts to attract and retain core deposits. In addition, we may acquire additional brokered deposits as funding for short-term liquidity needs. Shorter-term liquidity needs will be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities.

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

Capital Resources

Stockholders’ equity at March 31, 2008 and December 31, 2007 was $83.1 million and $80.3 million, respectively. In total, stockholders’ equity increased $2.8 million or 3.5%. The increase in stockholders’ equity in 2008 was primarily related to our net income of $1.2 million and an increase in comprehensive income of $1.4 million (as a result of an increase in unrealized gains on available-for-sale securities). The ratio of stockholders’ equity to assets at March 31, 2008 and December 31, 2007 was 7.7% and 7.3% respectively.

No cash dividends were declared during the first quarter of 2008 versus cash dividends of $0.16 per share declared during the first quarter of 2007. On February 28, 2008, our Board of Directors announced that they, in consultation with federal and state regulators, decided to forego the payment of cash dividends on the Company’s common stock that historically had been declared and paid during the first quarter of the year.

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

At March 31, 2008 and throughout all of 2007, we were categorized as “well capitalized” under the regulatory framework for the prompt corrective action category. There are no conditions or events since such categorization that we believe have changed our category.

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

We have no material commitments for capital expenditures.

The following table presents our and our subsidiary’s capital ratios as of March 31, 2008 and December 31, 2007:

CAPITAL RATIOS
($ in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2008
Total Capital (to Risk Weighted Assets)
Company	$102,078	11.90%	$68,645	8.00%	N/A	N/A
Bank	$100,410	11.69%	$68,706	8.00%	$85,883	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$91,336	10.64%	$34,323	4.00%	N/A	N/A
Bank	$89,659	10.44%	$34,353	4.00%	$51,530	6.00%
Tier 1 Capital (to Average Assets)
Company	$91,336	8.48%	$43,092	4.00%	N/A	N/A
Bank	$89,659	8.31%	$43,135	4.00%	$53,919	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)
Company	$101,050	11.32%	$71,421	8.00%	N/A	N/A
Bank	$99,483	11.13%	$71,477	8.00%	$89,346	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$89,882	10.07%	$35,710	4.00%	N/A	N/A
Bank	$88,306	9.88%	$35,739	4.00%	$53,607	6.00%
Tier 1 Capital (to Average Assets)
Company	$89,882	8.34%	$43,125	4.00%	N/A	N/A
Bank	$88,306	8.19%	$43,153	4.00%	$53,941	5.00%

We believe that a strong capital position is necessary to take advantage of opportunities for profitable expansion of product and market share, and to provide depositor and investor confidence. We believe our capital level is strong, but also must be maintained at an appropriate level to provide the opportunity for an adequate return on the capital employed. We actively review our capital strategies to ensure that capital levels are appropriate based on the perceived business risks, further growth opportunities, industry standards, and regulatory requirements.

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

As of March 31, 2008, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2007, as described in our 2007 Form 10-K Annual Report.

Our overall interest rate sensitivity is demonstrated by net interest income analysis. Net interest income analysis measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 1.0% to 2.0% increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at March 31, 2008.

INTEREST SENSITIVITY
($ in thousands)

Change in Net Interest Income over One Year Horizon
	At March 31, 2008		At December 31, 2007
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change

+200 bp	($2,708)	(8.6%)	($2,934)	(9.0%)
+100 bp	(1,287)	(4.1%)	(1,481)	(4.5%)
Base	—	—	—	—
-100 bp	1,952	6.2%	1,372	4.2%
-200 bp	3,273	10.4%	2,716	8.3%

As shown above, at March 31, 2008, the effect of an immediate 200 basis point increase in interest rates would decrease our net interest income by $1.2 million or 4.0%. The effect of an immediate 200 basis point reduction in rates would increase our net interest income by $0.5 million or 1.7%.

During the first three months of 2008, the bank shortened the duration of their liabilities by replacing fixed rate wholesale borrowings with either variable rate or short term borrowings and by offering rate incentives in the form of a short term CD special to attract retail customers to shorter term deposits. This effort has contributed to the shift from a position of slight asset sensitivity to one of liability sensitivity.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We and our subsidiaries may be involved from time to time in various routine legal proceedings incidental to its business. Neither we nor any of our subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the risk factors since then.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2008 we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

BAYLAKE CORP.

Date:	May 12, 2008	/s/ Robert J. Cera

Robert J. Cera
President and Chief Executive Officer

Date:	May 12, 2008	/s/ Kevin L. LaLuzerne

Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

