Form 10-Q
period 2008-06-30
BAYLAKE CORP
filed 2008-08-08
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

                 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
or
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

Registrant’s telephone number, including area code (920) 743-5551

Former name, former address and former fiscal year, if changed since last report None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of outstanding shares of common stock as of July 31, 2008: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BAYLAKE CORP.

CONSOLIDATED BALANCE SHEETS

June 30, 2008 (Unaudited) and December 31, 2007

(Dollar amounts in thousands except share data)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from financial institutions	$27,240	$46,381
Federal funds sold	7,899	—
Cash and cash equivalents	35,139	46,381

Securities available for sale	220,113	222,475
Loans held for sale	—	741
Loans, net of allowance of $12,327 and $11, 840 at June 30, 2008 and December 31, 2007, respectively	729,075	748,370
Cash value of life insurance	23,517	23,404
Premises held for sale	2,059	673
Premises and equipment, net	24,853	26,597
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	7,971	5,167
Goodwill	6,108	6,108
Accrued interest receivable	4,753	5,394
Other assets	16,475	14,514

Total assets	$1,076,855	$1,106,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$77,952	$94,120
Interest-bearing	780,592	790,065
Total deposits	858,544	884,185
Federal Home Loan Bank advances	85,168	85,172
Federal funds purchased and repurchase agreements	27,148	27,174
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	11,136	12,461
Dividends payable	—	1,262
Total liabilities	998,096	1,026,354

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-8,132,552 shares at June 30, 2008, 8,106,973 shares at December 31, 2007;
Outstanding-7,911,539 shares at June 30, 2008, 7,885,960 shares at December 31, 2007	40,663	40,535
Additional paid-in capital	11,988	11,875
Retained earnings	32,576	31,316
Treasury stock (221,013 shares at June 30, 2008 and at December 31, 2007)	(3,549)	(3,549)
Accumulated other comprehensive income (loss)	(2,919)	85
Total stockholders’ equity	78,759	80,262

Total liabilities and stockholders’ equity	$1,076,855	$1,106,616

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS (Unaudited)

Three and six months ended June 30, 2008 and 2007

(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$11,647	$15,285	$24,555	$30,779
Taxable securities	2,067	1,522	4,116	3,119
Tax exempt securities	559	522	1,126	1,028
Federal funds sold and other	29	38	111	91
Total interest and dividend income	14,302	17,367	29,908	35,017
Interest expense
Deposits	6,086	8,101	13,208	16,053
Federal funds purchased and repurchase agreements	187	209	354	297
Federal Home Loan Bank advances and other debt	679	1,321	1,543	2,803
Subordinated debentures	163	262	413	546
Total interest expense	7,115	9,893	15,518	19,699
Net interest income	7,187	7,474	14,390	15,318
Provision for loan losses	861	—	1,161	5,985
Net interest income after provision for loan losses	6,326	7,474	13,229	9,333
Non-interest income
Fees from fiduciary activities	233	256	426	523
Fees from loan servicing	183	237	400	508
Fees for other services to customers	1,436	1,290	2,844	2,503
Gains from sales of loans	76	156	208	307
Net change in valuation of mortgage servicing rights	(94)	27	(210)	(18)
Net gains from sale of securities	19	—	327	—
Increase in cash surrender value of life insurance	171	312	113	536
Other income	175	135	405	299
Total non-interest income	2,199	2,413	4,513	4,658
Non-interest expenses
Salaries and employee benefits	4,321	4,711	8,729	9,862
Occupancy expense	611	621	1,256	1,230
Equipment expense	366	394	688	766
Data processing and courier	305	320	623	633
Operation of other real estate	1,226	265	1,401	545
Other operating expenses	2,185	1,933	4,158	3,673
Total non-interest expenses	9,014	8,244	16,855	16,709
Income (loss) before provision for income taxes	(489)	1,643	887	(2,718)
Provision for (benefit from) income taxes	(584)	229	(373)	(1,836)
Net income (loss)	$95	$1,414	$1,260	$(882)
Comprehensive loss	$(4,324)	$(275)	$(1,744)	$(2,141)
Basic earnings (loss) per share	$0.01	$0.18	$0.16	$(0.11)
Diluted earnings (loss) per share	$0.01	$0.18	$0.16	$(0.11)
Dividends declared per share	$—	$0.16	$—	$0.32

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2008

(Dollar amounts in thousands except for share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount

Balance, January 1, 2008	7,885,960	$40,535	$11,875	$31,316	$(3,549)	$85	$80,262

Net income for the period	—	—	—	1,260	—	—	1,260
Net changes in unrealized gain on securities available for sale, net of $1,685 deferred taxes	—	—	—	—	—	(3,004)	(3,004)
Total comprehensive loss							(1,744)
Stock options forfeited			(25)				(25)

Common stock issued under dividend reinvestment plan	25,579	128	138	—	—	—	266
Balance, June 30, 2008	7,911,539	$40,663	$11,988	$32,576	$(3,549)	$(2,919)	$78,759

See accompanying notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six months ended June 30, 2008 and 2007

(Dollar amounts in thousands)

	2008	2007

Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$1,260	$(882)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	712	779
Amortization of core deposit intangible	26	26
Provision for losses on loans	1,161	5,985
Net amortization of premium/discount on securities	(43)	71
Increase in cash surrender value of life insurance	(113)	(523)
Net gain on sale of securities	(327)	—
Net gain on sale of loans	(208)	(289)
Proceeds from sale of loans held for sale	15,907	25,944
Origination of loans held for sale	(14,973)	(25,163)
Net change in valuation on mortgage servicing rights	210	67
Provision for valuation allowance on other real estate owned	1,022	133
Net (gain) loss from disposal of other real estate	44	(111)
Net loss from disposal of bank premises and equipment	3	4
Stock option compensation expense recognized	5	12
Provision for deferred tax expense	(2,057)	(2,034)
Tax expense (benefit) from exercise of stock options	31	(42)
Changes in assets and liabilities:
Accrued interest receivable and other assets	2,171	(781)
Accrued expenses and other liabilities	(1,187)	(536)
Net cash provided by operating activities	3,644	2,660

Cash flows from investing activities:
Principal payments on securities available-for-sale	13,278	7,861
Proceeds from sale of securities available-for-sale	24,089	—
Purchase of securities available-for-sale	(39,461)	(7,547)
Proceeds from sale of other real estate owned	1,163	2,430
Loan originations and payments, net	13,101	(288)
Additions to premises and equipment	(357)	(251)
Proceeds from life insurance death benefit	—	2,431
Investment in bank-owned life insurance	—	(683)
Net cash provided by investing activities	11,813	3,953

See accompanying notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six months ended June 30, 2008 and 2007

(Dollar amounts in thousands)

	2008	2007

Cash flows from financing activities:
Net change in deposits	$(25,641)	$19,633
Net change in federal funds purchased and repurchase agreements	(7,926)	26,016
Repayments on Federal Home Loan Bank advances	(60,004)	(80,002)
Proceeds from Federal Home Loan Bank advances	60,000	30,000
Proceeds from exercise of stock options	—	522
Tax expense (benefit) from exercise of stock options	(31)	42
Treasury stock purchases	—	(768)
Issuance of stock pursuant to dividend reinvestment plan	266	823
Cash dividends paid	(1,262)	(3,769)
Net cash used in financing activities	(34,598)	(7,503)

Net change in cash and cash equivalents	(19,141)	(890)

Beginning cash and cash equivalents	46,381	22,685

Ending cash and cash equivalents	$27,240	$21,795

Supplemental cash flow information:
Interest paid	$16,707	$19,322
Income taxes paid	17	940

Supplemental noncash disclosure:
Transfers from loans to other real estate owned	5,033	2,611
Mortgage servicing rights resulting from sale of loans	14	48

See accompanying notes to Unaudited Consolidated Financial Statements.

1.

The accompanying consolidated financial statements should be read in conjunction with our 2007 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of June 30, 2008 and results of operations for the three and six month periods ending June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire year.

2.	Use of Estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles, our management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, foreclosed assets, servicing rights, income tax expense and fair values of financial instruments are particularly subject to change.

3.	Earnings (Loss) Per Share

Diluted earnings (loss) per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings (loss), is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents. The following table shows the computation of the basic and diluted earnings (loss) per share:

EARNINGS (LOSS) PER SHARE

($ in thousands, excluding per share data)

	Three months ended June 30,			Six months ended June 30,
	2008		2007	2008	2007
(Numerator):
Net income (loss)	$95		$1,414	$1,260	$(882)
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539		7,851,622	7,911,398	7,851,785
Dilutive effect of stock options	—	(1)	15,354	—	17,379
Weighted average number of common shares outstanding-diluted	7,911,539		7,866,976	7,911,398	7,869,164

Basic Earnings (Loss) PS	$0.01		$0.18	$0.16	$(0.11)
Diluted Earnings (Loss) PS	$0.01		$0.18	$0.16	$(0.11)

(1) At June 30, 2008 and 2007, there were 127,428 and 191,294 outstanding stock options respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

4.	Cash Dividends

On February 28, 2008, our Board of Directors announced that they, in consultation with federal and state regulators, decided to forego the payment of cash dividends on our common stock that historically had been declared and paid during the first quarter of the year. Additionally, on May 22, 2008, the Board of Directors announced their decision to forego the payment of a cash dividend that historically had been declared and paid during the second quarter of the year. We continue to monitor the feasibility of dividend payment on a quarterly basis and intend to reinstate payment of dividends at the earliest appropriate time. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. There can be no assurance when or if we will resume payment of quarterly dividends at historical levels or at all. In order to pay dividends in 2008, advance approval from the Wisconsin Department of Financial Institutions as well as the Federal Reserve Board will need to be obtained.

5.	Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have elected to defer the adoption of SFAS 157 with respect to nonrecurring, nonfinancial assets and liabilities as permitted by FSP 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial statements. For more information regarding our fair value reporting, see Note 6 below.

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

On January 1, 2008, we adopted the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. Adoption of SAB 109 did not have a material impact on our consolidated financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin 110. SAB 110 expresses the views of the SEC regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options as discussed in SAB 107 and issued under SFAS 123 (revised 2004), “Share-Based Payment.” The SEC indicated in SAB 107 that it would accept a company’s decision to use the simplified method, regardless of whether the company had sufficient information to make more refined estimates of expected term. Under SAB 107, the SEC had believed detailed information about employee exercise behavior would be readily available and therefore would not expect companies to use the simplified method for share option grants after December 31, 2007. SAB 110 states that the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We do not utilize the simplified method, and therefore management does not expect that this pronouncement will have an impact on our consolidated financial condition, results of operation or liquidity.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The adoption of SFAS 162 will be effective 60 days following the Security Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that the adoption of this statement will have a material impact on our consolidated financial condition, results of operation or liquidity.

In May 2008, the FASB issued SFAS 163 “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. The statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods of those years, except for some disclosures about the risk-management activities. Management does not expect that this statement will have an impact on our consolidated financial condition, results of operation or liquidity.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial positions, financial performance and cash flows. Because this pronouncement affects only disclosures, this pronouncement will not have an impact on our financial condition, results of operation or liquidity. The adoption of SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.

6.	Fair Value

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). None of our securities available for sale at June 30, 2008 were measured using Level 1 inputs.

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

Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS

($ in thousands)

		Fair Value Measurements at June 30, 2008
	June 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$220,113	$—	$220,113	$—

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS

($ in thousands)

		Fair Value Measurements at June 30, 2008
	June 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Servicing rights	$1,171	$—	$1,171	$—
Impaired loans	36,312	—	—	36,312
ORE	7,971	—	—	7,971

Servicing rights, which are carried at fair value, were written down to fair value of $1.2 million at June 30, 2008, resulting in a $94,000 charge to earnings for the six-month period ended June 30, 2008. Impaired loans with a carrying value of $36.3 million were measured for impairment using the fair value of collateral for collateral dependent loans, resulting in an ALL of $6.8 million related to these loans at June 30, 2008.

7.	Equity Investment

As of June 30, 2008 and December 31, 2007 we owned a 49.8% interest in United Financial Services, Inc. (“UFS”), a data processing service. Our ownership interest had a value of $3.9 million at June 30, 2008 and $3.6 million at December 31, 2007 and is reflected in Other Assets in our consolidated balance sheets. In addition to the ownership interest, we have a right to appoint one member to the three member Board of Directors of UFS. The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The individual exercised the option with respect to 120 shares on January 15, 2007 at $1,000 per share and subsequently sold these shares back to UFS for book value. The net result was recognition of $0.4 million of goodwill upon redemption of the shares. Current book value of UFS is approximately $7,764 per share. Any future exercise of the options and issuance of the underlying shares will have the effect of reducing our investment in UFS and result in a dilution of UFS earnings per share. There will not be a material impact to the carrying value of the asset on our balance sheet.

8.	Allowance For Loan Losses

The allowance for loan losses (“ALL”) represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses (“PFLL”) is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of an allocated component on specific loans and an unallocated component for loans without specific reserves. The components of the ALL represent estimations pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the ALL for loan losses reflects estimated losses from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The unallocated component is based on our historical loss experience which is updated quarterly. The unallocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors.

There are many factors affecting the ALL for loan losses; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

Changes in the ALL were as follows ($ in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the six months ended June 30,
	2008	2007
Balance at beginning of period	$11,840	$8,058
Provision for loan losses	1,161	5,985
Charge-offs	(819)	(2,739)
Recoveries	145	244
Balance at end of period	$12,327	$11,548

Net charge-offs (“NCOs”)	$(674)	$(2,495)

Average impaired loans during the period	$34,941	$37,883

Information regarding impaired loans is as follows ($ in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

	June 30, 2008	March 31, 2008	December 31, 2007

Non performing loans with no allocated ALL	$0	$1,250	$4,801
Non performing loans with allocated ALL	$36,312	$35,993	$32,754
ALL allocated to non performing loans	$6,826	$6,339	$6,051

Management is continually monitoring impaired loan relationships and, in the event facts and circumstances change, additional provisions may be necessary.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management, based on information available to the regulators at the time of their examinations.

Non performing loans are as follows:

NON PERFORMING LOANS

	Quarters Ended
	6/30/08	3/31/08	12/31/07	09/30/07	06/30/07
	($ in thousands)
Nonaccrual Loans	$36,312	$37,243	$37,555	$43,780	$45,873
Loans restructured in a troubled debt restructuring	—	—	—	464	475
Total Nonperforming Loans (“NPL”)	$36,312	$37,243	$37,555	$44,244	$46,348

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. is a Wisconsin corporation that is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our wholly-owned banking subsidiary, Baylake Bank, is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services to our business, individual or retail, and municipal customers, as well as a full range of trust, investment and cash management services. Baylake Bank is a member of the Federal Reserve and Federal Home Loan Bank.

The following sets forth management’s discussion and analysis of our consolidated financial condition and our results of operations for the three and six months ended June 30, 2008 and 2007. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Information

This discussion and analysis of financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which are incorporated herein by reference and other risks that may be identified or discussed in this Report.

Critical Accounting Policies

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in our consolidated financial statements. The following is a summary of what management believes are our critical accounting policies.

Allowance for Loan Losses:

The allowance for loan losses (“ALL”) on our balance sheet represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses (“PFLL”) is charged to earnings based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of an allocated component on specific loans and pools of loans and an unallocated component for loans without specific reserves. The components of the allowance represent an estimate pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the ALL for loan losses reflects expected losses from analyses of all loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including, estimating the amount and timing of future cash flows and collateral values. The allocated component on pools of loans is based on our historical loss experience, which is updated quarterly. This component of the ALL also includes consideration of concentrations and changes in portfolio mix and volume and other qualitative factors. The unallocated component represents the portion of the allowance not specifically identified with specific loans or pools of loans.

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The process for determining the allowance (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, an additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off for which a loss is realized.

The following table presents the components of the ALL:

COMPONENTS OF ALL

($ in thousands)

	As of
	06/30/08	03/31/08	12/31/07	09/30/07	06/30/07

Component 1 – Specific credit allocation	$6,826	$6,341	$6,051	$4,739	$5,736
Component 2 – General reserves: historical	4,366	4,506	4,721	4,662	4,052
General reserves: other	1,134	1,167	1,068	1,065	1,742
Unallocated	1	—	—	41	18
Allowance for Loan Losses	$12,327	$12,014	$11,840	$10,507	$11,548

When comparing the period-to-period changes, net charge-offs of $2.3 million were realized during the second quarter of 2007, reducing the ALL to $11.5 million at June 30, 2007. During the third quarter of 2007, net charge-offs of $1.5 million were taken, partially offset by a PFLL charged to earnings of $0.5 million. This resulted in an ALL balance of $10.5 million at September 30, 2007. Net charge-offs of $1.9 million were taken in the fourth quarter of 2007, partially offset by a loan loss provision charged to earnings of $3.3 million, resulting in an ALL balance of $11.8 million at year-end 2007. During the first quarter of 2008, a $0.3 million PFLL was taken. The provision of $0.9 million during the second quarter of 2008 was offset by net charge offs of $0.5 million resulting in an ALL balance of $12.3 million at June 30, 2008.

The net charge-offs of $1.9 million during the fourth quarter of 2007 included an impairment charge of $2.0 million to our ALL relating specifically to two loan relationships that comprised approximately 27% of our non-performing loan balances outstanding at December 31, 2007. In making our determination to record the $2.0 million impairment, we relied upon a variety of factors including third party appraisal information, executed sale/purchase transaction documents, representations of certain parties under contract to purchase collateral securing one of the loans, other publicly available information and our assessment of the likelihood of collection of monies owed under the terms of existing personal guarantees of certain borrowers. During the first half of 2008, additional information came to our attention with respect to these loan relationships, including the fact that an alternative structure for the transaction relating to the aforementioned sale of collateral of one of the loans was agreed to by the parties to the proposed transaction and submitted to the bankruptcy court for approval. As of the date of this Report, the bankruptcy court has not yet ruled on the proposed transaction. After reviewing this, as well as all of the other information available to us as of the date of this Report, we believe that the $2.0 million impairment charge taken in the fourth quarter of 2007 with respect to these loans continues to be appropriate and adequate as of June 30, 2008.

Subsequent to March 31, 2008, we accepted an offer to sell collateral securing a significant non-accrual credit relationship and completed an impairment evaluation based on this offer to sell. As a result of this evaluation, we recorded a specific allocation in the ALL at March 31, 2008 to reflect anticipated impairment of the collateral. The proposed sale has not been finalized as of the date of this Report, however, we believe the specific allocation in ALL taken at March 31, 2008 continues to be appropriate and adequate as of June 30, 2008 based upon the information available to us as of the date of this Report.

Subsequent to June 30, 2008, a $1.5 million loan was transferred to non-accrual status. This loan is part of a $4.2 million total credit relationship. Due to the timing of the transfer to non-accrual status, this credit relationship has not been evaluated for impairment as of the date of this Report and no specific allocation was recorded in the ALL at June 30, 2008 relative to this loan. If upon evaluation of this credit it is determined that a specific allocation for estimated losses is appropriate, an addition to ALL would become necessary and the resulting PFLL would be charged to earnings, reducing our income.

Foreclosed Assets:

Foreclosed assets acquired through or in lieu of loan foreclosure are initially recorded at lower of cost or fair value when acquired; less estimated costs to sell, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Any costs incurred with respect to such assets after acquisition are expensed as incurred.

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

Income tax expense may be affected by developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of our bank located in the state of Nevada holds and manages various investment securities. Because these subsidiaries are located outside Wisconsin, income from their operations has not historically been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue (“WDOR”) issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions at the time such subsidiaries were formed, WDOR representatives have stated that the WDOR intends to revoke those rulings and tax some or all these subsidiaries’ income, even though there has been no intervening change in the law. The WDOR also implemented a program in 2003 for the audit of Wisconsin financial institutions that had formed and contributed assets to subsidiaries located in Nevada.

The WDOR sent letters in late July 2004 to financial institutions in Wisconsin, whether or not they were undergoing an audit, reporting on settlements involving 17 banks and their out-of-state investment subsidiaries. The letter provided a summary of settlement parameters that were available. For periods before 2004, they included the following: restrictions on the types of subsidiary income excluded from Wisconsin taxation; assessment of certain back taxes for a limited period of time; and interest (but not penalties) on any past-due taxes. Similar provisions apply for periods from 2004 forward, in addition to certain limits placed on the amount of assets transferred to the subsidiary from which income would be excluded from Wisconsin tax. Settlement on the terms outlined would result in the Department’s rescission of related prior letter rulings, and would purport to be binding going forward except as superseded by future legislation or as changed by mutual agreement.

We continue to believe that we have reported income and paid Wisconsin taxes correctly in accordance with applicable tax laws and WDOR’s prior longstanding interpretations of those laws. However, in view of WDOR’s subsequent change in position, the aggressive stance taken by WDOR, the settlements by many other banks and the potential effect that decisions by other similarly situated institutions may have on our alternatives going forward, we have determined that we will consider entering into a settlement agreement with WDOR. In July 2007, WDOR notified us that they would be auditing our tax returns for the years 2002 through 2006. No formal agreement exists to extend any tax years. During the third and fourth quarter of 2007, a formal audit of the Bank was commenced by WDOR. In February 2008, WDOR issued a proposed assessment to tax all income of our Nevada subsidiary, however, no formal assessment has been issued as of the date of this Report. Management, in coordination with outside counsel, is in the process of negotiating a settlement with WDOR. We have accrued a tax liability, which we believe to be adequate to satisfy any such settlement that may be reached. As of the date of this Report, no formal settlement has been reached and negotiations are ongoing.

Results of Operations

The following table sets forth our net income and related summary information for the three and six month periods ended June 30, 2008 and 2007.

SUMMARY RESULTS OF OPERATIONS

($ in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss), as reported	$95	$1,414	$1,260	$(882)
EPS-basic, as reported	$0.01	$0.18	$0.16	$(0.11)
EPS-diluted, as reported	$0.01	$0.18	$0.16	$(0.11)
Cash dividends declared	$—	$0.16	$—	$0.32

Return on average assets	0.04%	0.52%	0.24%	(0.16%)
Return on average equity	0.47%	7.25%	3.10%	(2.20%)
Efficiency ratio, as reported (1)	92.65%	80.25%	87.21%	80.58%

(1)

Non-interest expense divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets.

The decrease in net income for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 is due to a PFLL of $0.9 million charged to earnings for the quarter, versus no such provision taken during the comparable quarter of 2007 and a $1.0 million valuation write-down of other real estate during the quarter ended June 30, 2008. No such valuation write-down was taken in 2007. Net income of $1.3 million for the six months ended June 30, 2008 compared favorably to a net loss of $0.9 million for the comparable period in 2007 primarily as a result of a PFLL of $6.0 million charged to earnings during the first six months of 2007 compared to $1.2 million of PFLL charged to earnings during the same period in 2008. Refer to the “Net Interest Income”, “Provision for Loan Losses”, “Non-Interest Expense” and “Non-Interest Income” sections below for additional details.

Net Interest Income

Net interest income is the largest component of our operating income and represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and the borrowings that fund such assets. Interest fluctuations, together with changes in the volume and types of earning assets and interest-bearing liabilities, combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Average interest rates on both loans and deposits were lower during the first six months of 2008 compared to 2007, due in part to changing economic conditions and the continued reduction in the Fed Funds target rate. The Federal Reserve Board (“FRB”) decreased the target rate by 325 bps between June 2007 and June 2008, of which 225 bps of the reduction occurred in the first six months of 2008. Interest rate spread is the difference between the interest rate earned on average earning assets and the rate paid on average interest-bearing liabilities. Competition for both deposits and loans within our market continues to reduce the spread between funding costs and loan rates, contributing to a decrease in our net interest margin.

Net interest income was $7.2 million for the three months ended June 30, 2008 and $7.5 million for the same period in 2007. For the six month period ended June 30, 2008 and 2007, net interest income was $14.4 million and $15.3 million, respectively. The decrease for both the three and six month periods resulted primarily from a decrease in interest income from loans, partially offset by a decrease in related funding costs, each reflecting the recent decline in prevailing interest rates.

Net interest margin represents net interest income expressed as a percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the second quarter of 2008 was 3.10%, up 1 basis point (“bp”) from 3.09% for the comparable period in 2007. The net interest margin for the six months ended June 30, 2008 was 3.09%, a decrease of 7 bps from 3.16% for the comparable period in 2007.

For the three months ended June 30, 2008, average-earning assets decreased $40.5 million (4.0%) compared to the same period in 2007. Decreases in average loans of $77.5 million (9.5%) were offset in part by a $30.6 million (21.5%) increase in average taxable securities and by an increase of $4.7 million (9.1%) in average tax-exempt securities. As compared to the first six months of 2007, average loans decreased $78.9 million (9.6%) during the first six months of 2008. These decreases, offset partially by a $35.5 million increase in taxable and tax exempt securities combined resulted in a decrease to average-earning assets of $40.2 million (3.9%) during the first six months of 2008.

Interest rate spread increased 20 bps to 2.88% for the second quarter of 2008 compared to the same period for 2007, resulting primarily from a 115 bp decrease in the cost of interest-bearing liabilities from 4.30% to 3.15%, offset by a 95 bp decrease in the yield on earning assets from 6.98% to 6.03%. During the first six months of 2008, the interest rate spread increased 10 bps to 2.86% as compared to 2.76% for the same period of 2007.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS

($ in thousands)

	Three months ended June 30, 2008			Three months ended June 30, 2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans, net	$742,365	$11,720	6.35%	$819,842	$15,399	7.51%
Taxable securities	173,128	2,067	4.77%	142,523	1,522	4.27%
Tax exempt securities	56,384	847	6.04%	51,677	791	6.12%
Federal funds sold and interest bearing due from banks	4,794	29	2.44%	3,096	37	4.90%
Total earning assets	976,671	14,663	6.03%	1,017,138	17,749	6.98%
Non-interest earning assets	95,870			88,055

Total assets	$1,072,541			$1,105,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	$779,209	6,086	3.14%	$790,315	8,101	4.10%
Short-term borrowings	6,715	46	2.75%	11,726	164	5.59%
Customer repurchase agreements	21,285	141	2.66%	3,742	46	4.94%
Federal Home Loan Bank advances	85,169	679	3.21%	98,967	1,321	5.34%
Subordinated debentures	16,100	163	4.08%	16,100	262	6.50%
Total interest-bearing liabilities	908,478	7,115	3.15%	920,850	9,894	4.30%

Demand deposits	70,901			91,453
Accrued expenses and other liabilities	11,816			13,779
Stockholders’ equity	81,346			79,111

Total liabilities and stockholders’ equity	$1,072,541			$1,105,193

Net Interest Income		$7,548			$7,855
Interest rate spread			2.88%			2.68%
Net interest margin			3.10%			3.09%

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS

($ in thousands)

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans, net	$746,862	$24,723	6.66%	$825,734	$31,006	7.57%
Taxable securities	172,930	4,116	4.76%	143,415	3,119	4.35%
Tax exempt securities	56,685	1,706	6.05%	50,684	1,558	6.20%
Federal funds sold and interest bearing due from banks	6,860	111	3.25%	3,671	90	4.99%
Total earning assets	983,337	30,656	6.26%	1,023,504	35,773	7.04%
Non-interest earning assets	94,980			89,504

Total assets	$1,078,317			$1,113,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	$791,496	13,208	3.36%	$793,213	16,053	4.08%
Short-term borrowings	5,418	81	3.00%	8,590	238	5.59%
Customer repurchase agreements	17,557	273	3.13%	2,525	59	4.73%
Federal Home Loan Bank advances	85,170	1,543	3.64%	107,028	2,803	5.28%
Subordinated debentures	16,100	413	5.16%	16,100	546	6.84%
Total interest-bearing liabilities	915,741	15,518	3.41%	927,456	19,699	4.28%

Demand deposits	68,900			91,333
Accrued expenses and other liabilities	11,947			13,293
Stockholders’ equity	81,729			80,926

Total liabilities and stockholders’ equity	$1,078,317			$1,113,008

Net Interest Income		$15,138			$16,074
Interest rate spread			2.85%			2.76%
Net interest margin			3.09%			3.16%

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average earning assets to average total assets. This ratio was 91.2% and 92.0% for the first six months of 2008 and 2007, respectively.

Provision for Loan Losses

The PFLL is the cost of providing an allowance for probable and inherent losses. The allowance consists of specific and general components. Our internal risk system is used to identify loans that meet the criteria for being “impaired” under the definition of SFAS 114. The specific component relates to loans that are individually classified as impaired. These loans identified for impairment are assigned a loss allocation based upon that analysis. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. These current factors include repayment risk, employment and inflation statistics concentration risk based on industry type, new product growth and portfolio growth.

During the first six months of 2007, our overall credit process was evaluated and enhancements to the process were made. Both as a result of these general enhancements and due to the specific identification of a problem credit comprising $4.6 million of borrowings for which a specific ALL allocation of $3.6 million was necessary, a PFLL of $6.0 million was charged to earnings for the six-month period ended June 30, 2007 as compared to a PFLL of $1.2 million for the same period in 2008. The PFLL for the three months ended June 30, 2008 was $0.9 million as compared to no such provision taken in the comparable quarter of 2007. Approximately $0.4 million (47.7%) of the current quarter PFLL represented new impairments not previously identified with associated loan balances totaling $3.4 million. Approximately $2.8 million of these loan balances related to one credit relationship.

Net loan charge-offs for the first six months of 2008 were $0.7 million compared to net charge-offs of $2.5 million for the same period in 2007. Net charge-offs to average loans were 0.18% for the first six months of 2008 compared to 0.61% for the same period in 2007. For the six months ended June 30, 2008, non-performing loans decreased $1.2 million to $36.3 million. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Our management believes that the PFLL taken for the six months ended June 30, 2008 is adequate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Financial Condition - Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Non-Interest Income

Total non-interest income decreased $0.2 million (3.1%) to $4.5 million for the six months ended June 30, 2008 compared to $4.7 million for the same period in 2007. A gain on the sale of securities of $0.3 million and an increase in financial services income of $0.1 million were more than offset by a decline in gains realized on the sale of loans of $0.1 million, a $0.2 million additional decline in the value of servicing rights and a $0.4 million decrease in the cash surrender value of life insurance. Of the $0.3 million net gains on the sale of securities, 94.2% occurred in the first quarter of 2008. Cash surrender value of life insurance was impacted by the declining value of the securities underlying the policies, as well as by the changing interest rate environment. The non-interest income to average assets ratio remained unchanged at 0.8% for the six months ended June 30, 2008 compared to the same period in 2007.

The following Table reflects the various components of non-interest income for the comparable quarters.

NON-INTEREST INCOME

($ in thousands)

	Three months ended		% Change	Six months ended		% Change
	June 30, 2008	June 30, 2007		June 30, 2008	June 30, 2007
Fees from fiduciary services	$233	$256	(9.0%)	$426	$523	(18.5%)
Fees from loan servicing	183	237	(22.8%)	400	508	(21.3%)
Service charges on deposit accounts	1,015	916	10.8%	1,938	1,743	11.2%
Other fee income	172	158	8.9%	336	331	1.5%
Financial services income	249	216	15.3%	570	429	32.9%
Gains from sales of loans	76	156	(51.3%)	208	307	(32.2%)
Net change in valuation of mortgage servicing rights	(94)	27	(448.1%)	(210)	(18)	(1066.7%)
Net gains from sale of securities	19	—	—	327	—	—
Increase in cash surrender value of life insurance	171	312	(45.2%)	113	536	(78.9%)
Other income	175	135	29.6%	405	299	35.5%
Total Non-Interest Income	$2,199	$2,413	(8.9%)	$4,513	$4,658	(3.0%)

Other non-interest income decreased $0.2 million for the three months ended June 30, 2008 versus June 30, 2007. This was primarily due to a $0.1 million decrease in the cash surrender value of life insurance policies held by the Bank, a decrease of $0.1 million in gains from the sale of loans and $0.1 million decrease in fees relating to loan servicing partially offset by a $0.1 million increase in deposit account service charges for the three months ended June 30, 2008 versus the same period in 2007.

Non-Interest Expense

Non-interest expense increased $0.8 million (9.3%) to $9.0 million for the three months ended June 30, 2008 compared to $8.2 million for the same period in 2007. The non-interest expense to average assets ratio was 3.4% for the three months ended June 30, 2008 compared to 3.0% for the same period in 2007. For the six months ended June 30, 2008, the non-interest expense to average assets ratio was 3.1% compared to 3.0% for the six months ended June 30, 2007.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expense to average assets ratio increased to 2.6% for the three months ended June 30, 2008 compared to 2.1% for the same period in 2007. For the six months ended June 30, 2008, the net overhead expense to average assets ratio was 2.3% compared to 2.2% for the six months ended June 30, 2007. The efficiency ratio represents total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income (excluding net gains on the sale of securities and fixed assets). The efficiency ratio increased to 92.7% for the three months ended June 30, 2008 from 80.3% for the comparable period last year. For the six months ended June 30, 2008, the efficiency ratio was 87.2% compared to 80.6% for the same period in 2007.

NON-INTEREST EXPENSE

($ in thousands)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2008	2007		2008	2007
Salaries and employee benefits	$4,321	$4,711	(8.3%)	$8,729	$9,862	(11.5%)
Occupancy	611	621	(1.6%)	1,256	1,230	2.1%
Equipment	366	394	(7.1%)	688	766	(10.2%)
Data processing and courier	305	320	(4.7%)	623	633	(1.6%)
Operation of other real estate owned	1,226	265	362.6%	1,401	545	157.1%
Business development & advertising	291	226	28.8%	464	452	2.7%
Charitable contributions	32	(19)	268.4%	58	73	(20.5%)
Stationary and supplies	183	159	15.1%	315	289	9.0%
Director fees	141	116	21.6%	289	226	27.9%
FDIC	240	125	92.0%	365	151	141.7%
Legal and professional	226	195	15.9%	550	453	21.4%
Loan and collection	339	319	6.3%	680	494	37.7%
Other operating	733	812	(9.7%)	1,437	1,535	(6.4%)
Total Non-Interest Expense	$9,014	$8,244	9.3%	$16,855	$16,709	0.9%

Salaries and employee benefits showed a decrease of $0.4 million (8.3%) to $4.3 million for the three-month period ended June 30, 2008, compared to the same period in 2007. The number of full-time equivalent employees was 316 as of June 30, 2008 compared to 326 at June 30, 2007.

Expenses related to the operation of other real estate owned (“ORE”) properties held for sale by the Bank increased $1.0 million (362.6%) to $1.2 million for the three-month period ended June 30, 2008 compared to $0.3 million for the same period in 2007. Write-downs of ORE are charged to and increase the expense of operating ORE which reduces our earnings. During the second quarter of 2008, a write down of $1.0 million occurred on the carrying value of ORE properties; the majority of which, $0.8 million (77.6%) related to a strip mall located in the Fox Valley area. This property was initially transferred to ORE in the first quarter of 2008. The value of the property at the time it was transferred to ORE was based on an appraisal obtained in January of 2008. Information obtained subsequent to the filing of our Form 10-Q for the quarter ended March 31, 2008 indicated a significant reduction in the market value of that property based on formal offers to purchase the property. Such offers, as well as the appraisal and market analysis data for the subject property, were considered to be reliable sources of information with respect to the value of the underlying collateral. The remaining $0.2 million of valuation write-downs related to six other ORE properties where determination has been made to lower the carrying values of the properties due to current market information, including but not limited to, formal offers to purchase, market analysis data, sales listing contracts, appraisals or other pertinent data regarding the subject properties. We intend to continue to evaluate all ORE values and attempt to reduce the holding periods of these ORE properties to the extent possible. In this effort, further write-downs may become necessary in the future. As the holding periods of these properties increase, related expenses associated with their operation also increase. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees. During the six months ended June 30, 2008, we incurred $0.2 million of property taxes on ORE properties.

Included in other operating expenses are FDIC insurance premiums of $0.4 million for the six months ended June 30, 2008 as compared to $0.2 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (DIF) between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay at least minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Our bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. To ease the transition to the new system, insured institutions that had paid deposit insurance prior to 1997 were eligible for a one-time assessment credit based on their respective share of the aggregate assessment base. Our FDIC assessment for first quarter of 2008 and for all of 2007, received and recorded after first quarter 2007, was offset by a portion of our one-time assessment credit. The final portion of the credit was applied to our FDIC assessment in the second quarter of 2008 and is therefore no longer available to offset future assessments which will result in future expense increases. Payments for the FICO portion will continue as long as FICO obligations remain outstanding.

Loan and collection expenses increased $0.2 million (60.9%) to $0.7 million for the six months ended June 30, 2008 compared to $0.5 million for the six months ended June 30, 2007. Higher than normal loan and collection expenses are expected to continue in the future, as our level of non-performing loans remains high. We expect legal fees from outside law firms, which accounts for $0.4 million of the expense incurred during the first six months of 2008, will also continue to rise since we have outsourced a majority of our legal services.

Income Taxes

Our income tax benefit for the three months ended June 30, 2008 was $0.6 million, versus an expense of $0.2 million for the same period in 2007. For the six months ended June 30, 2008, our income tax benefit was $0.4 million compared to a benefit of $1.8 million for the same period in 2007.

Income tax expense recorded in the consolidated statements of income involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examinations by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See “Critical Accounting Policies-Income Tax Accounting” above regarding Wisconsin tax matters that may affect our income tax expense in future periods.

Financial Condition

Loans

During the first six months of 2008, total loans decreased $18.8 million (2.5%) from $760.2 million at December 31, 2007 to $741.4 million at June 30, 2008. This was primarily due to a decrease of $11.2 million (2.9%) in commercial real estate loans, a decrease in real estate construction loans of $16.0 million (17.2%) and a decrease in obligations of states and political subdivisions of $4.5 million (23.9%) from December 31, 2007 to June 30, 2008, partially offset by a $5.5 million (4.4%) increase in commercial, financial and agricultural loans and an $8.7 million (12.5%) increase in first lien residential loans for the same period.

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS

($ in thousands)

	June 30, 2008	December 31, 2007	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$375,823	$386,981	(2.9%)
1-4 family residential
First liens	78,239	69,572	12.5%
Junior liens	19,398	19,367	0.2%
Home equity	30,856	30,993	(0.4%)
Commercial, financial and agricultural	133,098	127,549	4.4%
Real estate-construction	77,011	93,047	(17.2%)
Installment
Credit cards and related plans	1,545	1,430	8.0%
Other	11,698	12,958	(9.7%)
Obligations of states and political subdivisions	14,202	18,663	(23.9%)
Less: deferred origination fees, net of costs	(468)	(350)	33.7%
Total	$741,402	$760,210	(2.5%)

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we set aside an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated income statement as PFLL. See “Provision for Loan Losses” earlier in this Report. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

In January 2007, we shifted our management philosophy to focus on being substantially more proactive than in the past with respect to managing the credit risk inherent in our loan portfolio. In January 2007, we created the position of Chief Credit Officer (“CCO”) to be responsible for overseeing the credit underwriting, loan processing, documentation, problem loan, credit review and collection areas.

When the CCO was hired, we initiated a review of our written loan policy, which provides guidelines for loan origination applicable to all bank officers with lending authority, and we began implementing significant enhancements and improvements to the policy. In general, our loan policy establishes underwriting guidelines for each of our major loan categories. In addition to requiring financial statements, applications, credit histories and credit analyses for underwriting our loans, some of the more significant guidelines for specific types of loans are:

•

For commercial real estate loans, we set maximum loan-to-value ratios ranging from 50% to 85% depending on the collateral securing the loan and limit loan terms to a maximum amortization period of 20 years. Loans with special conditions may exceed these ratios and terms but require special approvals and are subject to additional reporting requirements. We also require hazard insurance on collateral securing the loans and take appropriate steps to verify our lien position on such collateral.

•

For single and 2-4 family residential loans, we set maximum loan-to-value ratios of 80% unless private mortgage insurance (“PMI”) is purchased by the borrower or a waiver of the PMI is approved and a fee is paid. We also limit loan terms to a maximum amortization period of 30 years. We require hazard insurance on collateral securing the loan and take appropriate steps to verify our lien position on such collateral.

•

For commercial and industrial loans, we set maximum loan-to-value ratios and loan terms based upon the varied collateral securing such loans. Documentation required for the loan transaction may include income tax returns, financial statements, profit and loss budgets or cash flow projections. Loans in this category include short-term loans, lines of credit, term loans and floor plans.

As part of the improvements and enhancements to our loan policies, among other things we expanded prior existing protocols to require additional due diligence in investigating potential borrowers and additional detail in loan presentations. We addressed more in-depth and critical consideration of credit histories, borrower stability, management expertise, collateral and asset quality, loan term and loan-to-collateral ratios. All new credits, and, depending on risk profile, existing credits seeking additional borrowings, are subject to these expanded procedures.

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

Our philosophical shift did not affect the overall methodology by which we calculate our ALL, although we did become more proactive in our efforts to identify and remove or minimize problem credits in the portfolio. In particular, we enhanced the impairment analysis process by requiring and obtaining more evidentiary support (including supplemental market data and routine site visits) for our conclusions as to future payment expectations and collateral values and, in general, are more conservative in our analysis. In conjunction with our ongoing analysis, the weakening economy in our lending markets and national markets and FRB’s reduction of market rates have all negatively impacted the performance of our loan portfolio for the first six months of 2008 both in earnings and collateral-to-loan ratios.

On a quarterly basis, management reviews the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of SFAS No. 5, Accounting for Contingencies and SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loans exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on economic conditions as well as specific factors in the markets in which we operate.

The specific credit allocation for the ALL is based on a regular analysis by the loan officers of all commercial credits. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications as well as GAAP. At least quarterly, all commercial loans over a fixed dollar amount with internal credit gradings at or below a predetermined classification are evaluated. In compliance with SFAS No. 114, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific allowance is then allocated to the loans based on this assessment. Such allocations or impairments are reviewed by the CCO and management familiar with the credits.

The ALL at June 30, 2008 was $12.3 million, compared to $11.8 million at the end of 2007. This increase was based on management’s analysis of the loan portfolio risk at June 30, 2008 as discussed above. As such, a PFLL of $1.2 million was recorded for the six months ended June 30, 2008 compared to a $6.0 million PFLL recorded for the same period ended June 30, 2007. Late in the first quarter of 2007, under our normal impairment review procedures, a significant credit relationship was identified by management as having insufficient collateral to cover the outstanding principal involved and was placed on non-accrual. As a result of this analysis, $3.6 million relating to this specific credit was added to the ALL during the first quarter of 2007. We made additional provisions of $2.4 million to our specific loss reserve allocation relating to other loans identified as part of the CCO’s portfolio review process. The quantitative impact of the change to a more proactive credit analysis process accounted for adjusted values assigned to three specific credits, aggregating a total financial impact of $0.5 million all of which was taken as a provision to ALL and charged to income in the first quarter of 2007.

All of the factors we take into account in determining loan loss provisions in general categories are subject to change; thus, the allocations are management’s best estimate of the loan loss categories in which future loan losses will occur. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated.

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

NON-PERFORMING ASSETS

($ in thousands)

	June 30, 2008		December 31, 2007		June 30, 2007
Nonperforming Assets:
Nonaccrual loans	$36,312		$37,555		$45,873
Loans restructured in a trouble debt restructuring	—		—		475
Accruing loans past due 90 days or more	—		—		—

Total nonperforming loans (“NPLs”)	$36,312		$37,555		$46,348
Other real estate owned	7,971		5,167		5,919

Total nonperforming assets (“NPAs”)	$44,283		$42,722		$52,267

Ratios:
ALL to Net Charge-offs (“NCO’s”) (annualized)	9.09	x	1.98	x	2.31	x
NCO’s to average loans (annualized)	0.18%		0.74%		0.60%
ALL to total loans	1.66%		1.56%		1.42%
NPL’s to total loans	4.90%		4.94%		5.69%
NPA’s to total assets	4.11%		3.86%		4.74%
ALL to NPL’s	33.95%		31.53%		24.92%

Non-performing loans decreased $1.2 million (3.3%) during the six months ended June 30, 2008. The non-performing loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

Information regarding other real estate owned is as follows:

OTHER REAL ESTATE OWNED

($ in thousands)

	Six months ended June 30, 2008	Twelve months ended December 31, 2007	Six months ended June 30, 2007
Beginning Balance	$5,167	$5,760	$5,760
Transfer of net realizable value to ORE	5,033	5,932	2,611
Sales Proceeds, net	(1,163)	(6,160)	(2,430)
Net gain (loss) from sale of ORE	(44)	(232)	111
Provision for ORE	(1,022)	(133)	(133)

Total Other Real Estate	$7,971	$5,167	$5,919

Changes in the valuation allowance for losses on other real estate owned were as follows:

	Six months ended June 30, 2008	Twelve months ended December 31, 2007
Beginning Balance	$207	$108
Provision charged to operations	1,022	133
Allowance recovered on properties disposed	(102)	(34)

Balance at end of period	$1,127	$207

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At June 30, 2008, the investment portfolio (which includes investment securities available for sale) decreased $2.4 million (1.1%) to $220.1 million as compared to $222.5 million at December 31, 2007. At June 30, 2008, the investment portfolio represented 20.4% of total assets compared with 20.1% at December 31, 2007.

Securities available for sale consist of the following:

INVESTMENT SECURITY ANALYSIS

At June 30, 2008

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Treasury & other U.S. agencies	$69	$—	$18,226
Mortgage-backed securities	232	(1,109)	129,350
Obligations of states & political subdivisions	264	(760)	54,674
Private placement and corporate bonds	—	(3,417)	13,609
Other securities	—	—	4,254
Total securities available for sale	$565	$(5,286)	$220,113

At December 31, 2007

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Treasury & other U.S. agencies	$104	$(58)	$29,268
Mortgage-backed securities	539	(691)	118,696
Obligations of states & political subdivisions	612	(125)	56,228
Private placement and corporate bonds	—	(277)	14,864
Other securities	—	—	3,419
Total securities available for sale	$1,255	$(1,151)	$222,475

The increase in unrealized losses during the first six months of 2008 is primarily due to a decline of $2.1 million in the market value of corporate trust preferred securities held in our investment portfolio. Total unrealized losses on these securities are $3.4 million at June 30, 2008, representing 64.6% of the total gross unrealized losses. The remaining increase in gross unrealized losses reflects decreases in general prevailing interest rates at June 30, 2008 versus December 31, 2007. Because we have the intent and ability to hold these securities until any recovery in the credit markets may occur, which may not be before maturity in some instances, no declines were deemed to be other than temporary. If at any point in time any losses are considered other than temporary we would be required to expense the portion of the losses deemed to be permanent. The market valuation of these securities is currently monitored by the Board of Directors on a monthly basis.

Premises Held for Sale

During the second quarter of 2008, $1.4 million of vacant properties owned by the Bank were transferred from premises and equipment to premises held for sale. The properties, purchased in 2006, were being held for future branch expansion opportunities, primarily in the Fox Valley area of Wisconsin. At this time, our intentions are not to expand in these markets and therefore, attempts are being made to sell these properties. No losses on the sale of these properties are anticipated at date of this Report. In the event our future expansion plans were to change and these properties have not yet been sold they would be transferred back to Premises and Equipment.

Deposits

Total deposits at June 30, 2008 decreased $25.7 million (2.9%) to $858.5 million from $884.2 million at December 31, 2007. Such decrease is consistent with the first six months of 2007 and was primarily a result of seasonal trends of business customers in our Door County market. Non-interest bearing deposits at June 30, 2008 decreased $16.1 million (17.1%) to $78.0 million from $94.1 million at December 31, 2007, as public fund customers shifted balances to interest bearing accounts during the first quarter of 2008. Interest-bearing deposits at June 30, 2008 decreased $9.5 million (1.2%) to $780.6 million from $790.1 million at December 31, 2007.

Brokered CDs increased $18.0 million to $148.9 million at June 30, 2008 compared to $130.9 million at December 31, 2007. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank (“FHLB”). Increased competition for consumer deposits and customer awareness of interest rates continues to limit our core deposit growth and require increased reliance on the brokered CD market.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2008 through competitive pricing of deposit products and through our pre-established branch delivery systems. We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. We also may increase brokered time deposits during the remainder of 2008 as an additional source of funds to support loan growth or other asset and liability needs in the event that core deposit growth goals are not achieved. Under that scenario, we will continue to look at other wholesale sources of funds if the brokered CD market were to become illiquid or more costly.

Other Funding Sources

Securities under agreements to repurchase and federal funds purchased at June 30, 2008 decreased nominally to $27.1 million from $27.2 million at December 31, 2007. Federal funds purchased decreased $16.2 million, offset by an increase in repurchase agreements of $16.1 million.

FHLB advances at June 30, 2008 were unchanged from December 31, 2007, at $85.2 million. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits, or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand. We anticipate we will continue to use wholesale funding sources of this nature if these borrowings add incrementally to overall profitability.

Long-term Debt

In March 2006, we issued $16.1 million of variable trust preferred securities and $0.5 million of trust common securities through Baylake Capital Trust II that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At June 30, 2008, the interest rate on these securities was 4.15%. These securities were issued to replace the trust-preferred securities issued in 2001 through Baylake Capital Trust I. For banking regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Our obligations under the subordinated debentures constitute a full and unconditional guarantee by us of the trust’s obligation under the trust securities issued by the trust. In addition, under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred.

Contractual Obligations

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

The following table summarizes our significant contractual obligations and commitments at June 30, 2008:

CONTRACTUAL OBLIGATIONS

($ in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$318,209	$104,087	$6,339	$—	$428,635
Federal funds purchased and repurchase agreements	27,148	—	—	—	27,148
Federal Home Loan Bank advances	45,168	40,000	—	—	85,168
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	34	44	—	—	78

Total	$390,559	$144,131	$6,339	$16,100	$557,129

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS

($ in thousands)

	June 30, 2008	December 31, 2007
Commitments to fund home equity line loans	$41,585	$48,665
Commitments to fund residential real estate construction loans	3,565	2,246
Commitments unused on various other lines of credit loans	162,261	137,546
Total commitments to extend credit	$207,411	$188,457

Financial standby letters of credit	$11,691	$19,386

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. Our subsidiary and we have different liquidity considerations.

Our primary sources of funds are dividends from our subsidiary, investment income, and net proceeds from borrowings. We may also undertake offerings of junior subordinated obligations and issue our common stock if and when we deem it prudent to do so. We generally manage our liquidity position in order to provide funds necessary to pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions - Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders during the first quarter and second quarters of 2008. In addition, in order to pay dividends during the second half of 2008, we will need to seek prior approval from WDFI as well as the Federal Reserve Board. There is no assurance, however, that we would receive such approval if sought.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from deposit growth, maturing loans, the maturity of the investment portfolio, access to other funding sources, marketability of certain assets, the ability to use loan and investment portfolios as collateral for secured borrowings and a strong capital position.

Maturing investments have historically been a primary source of liquidity. For the six months ended June 30, 2008, principal payments totaling $13.3 million were received on investments. However, we purchased $39.5 million in investments in the first six months of 2008. At June 30, 2008 the investment portfolio contained $18.2 million of U.S. Treasury and federal agency backed securities and $129.4 million of mortgage-backed securities, representing 8.3% and 58.8%, respectively of the total investment portfolio. These securities tend to be highly marketable.

As a financing activity reflected in the June 30, 2008 Consolidated Statements of Cash Flows, deposit decreases resulted in $25.6 million of cash outflow during the first six months of 2008. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on brokered deposits increased $22.0 million to $148.9 million during the six-month period ended June 30, 2008 versus the year ended December 31, 2007. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled maturity of loans can provide a source of additional liquidity. There are $269.0 million, or 36.3%, of total loans, maturing within one year of June 30, 2008. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at June 30, 2008, federal funds purchased and securities sold under agreements to repurchase totaled $27.1 million compared to $27.2 million at the end of 2007. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from FHLB are another source of funds, totaling $85.2 million at both June 30, 2008 and at December 31, 2007.

We expect that deposit growth will continue to be the primary funding source of liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities and a strong capital position. We expect deposit growth to be a reliable funding source in the future as a result of marketing efforts to attract and retain core deposits. In addition, we may acquire additional brokered deposits as funding for short-term liquidity needs. Short-term liquidity needs will also be addressed by growth in short-term borrowings, maturing federal funds sold and portfolio investments and loan maturities and prepayments.

In assessing liquidity, historical information such as seasonality, local economic cycles and the economy in general are considered along with our current financial position and projections. We believe that, in the current economic environment, our liquidity position is adequate. To our knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in material increases or decreases in our liquidity.

Capital Resources

Stockholders’ equity at June 30, 2008 and December 31, 2007 was $78.8 million and $80.3 million, respectively. In total, stockholders’ equity decreased $1.5 million (1.9%). The decrease in stockholders’ equity in 2008 was primarily related to an increase in comprehensive loss of $3.0 million (as a result of an increase in unrealized losses on available-for-sale securities); partially offset by our net income of $1.3 million. The ratio of stockholders’ equity to assets at both June 30, 2008 and December 31, 2007 was unchanged at 7.3%.

No cash dividends were declared during the first six months of 2008 versus cash dividends of $0.32 per share declared during the first six months of 2007. On February 28, 2008, our Board of Directors announced that they, in consultation with our federal and state bank regulators, decided to forego the payment of cash dividends on the Company’s common stock that historically had been declared and paid during the first quarter of the year. On May 22, 2008, our Board of Directors announced their decision to forego the payment of a cash dividend that historically had been declared and paid during the second quarter of the year. The payment of dividends in relationship to our financial position continues to be monitored on a quarterly basis and our intentions are to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts.

We regularly review the adequacy of our capital to ensure that sufficient capital is available for our current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management. We believe that our current capital levels, in relation to projected earnings levels are adequate to meet our ongoing and future needs.

The Federal Reserve Board has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

At June 30, 2008 and throughout all of 2007, we were categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since such categorization that we believe have changed our category.

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

We have no material commitments for capital expenditures.

The following table presents our and our subsidiary’s capital ratios as of June 30, 2008 and December 31, 2007:

CAPITAL RATIOS

($ in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Capital (to Risk Weighted Assets)
Company	$102,109	11.97%	$68,224	8.00%	N/A	N/A
Bank	$100,605	11.78%	$68,295	8.00%	$85,368	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$91,429	10.72%	$34,112	4.00%	N/A	N/A
Bank	$89,913	10.53%	$34,147	4.00%	$51,221	6.00%
Tier 1 Capital (to Average Assets)
Company	$91,429	8.53%	$42,888	4.00%	N/A	N/A
Bank	$89,913	8.42%	$42,719	4.00%	$53,399	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)
Company	$101,050	11.32%	$71,421	8.00%	N/A	N/A
Bank	$99,483	11.13%	$71,477	8.00%	$89,346	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$89,882	10.07%	$35,710	4.00%	N/A	N/A
Bank	$88,306	9.88%	$35,739	4.00%	$53,607	6.00%
Tier 1 Capital (to Average Assets)
Company	$89,882	8.34%	$43,125	4.00%	N/A	N/A
Bank	$88,306	8.19%	$43,153	4.00%	$53,941	5.00%

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our primary market risk exposure is interest rate risk. Interest rate risk is the risk that our earnings and capital will be adversely affected by changes in interest rates. Historically, we have not used derivatives to mitigate our interest rate risk.

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

As of June 30, 2008, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2007, as described in our 2007 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at June 30, 2008.

INTEREST SENSITIVITY

($ in thousands)

Change in Net Interest Income over One Year Horizon
	At June 30, 2008		At December 31, 2007
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	($2,143)	(7.6%)	($2,934)	(9.0%)
+100 bp	(985)	(3.5%)	(1,481)	(4.5%)
Base	—	—	—	—
-100 bp	2,712	9.6%	1,372	4.2%
-200 bp	5,247	18.6%	2,716	8.3%

As shown above, at June 30, 2008, the effect of an immediate 200 basis point increase in interest rates would decrease our net interest income by $2.1 million or 7.6%. The effect of an immediate 200 basis point reduction in rates would increase our net interest income by $5.2 million or 18.6%.

During the first six months of 2008, the bank shortened the duration of its liabilities by replacing fixed rate wholesale borrowings with either variable rate or short term borrowings and by offering rate incentives in the form of a short term CD special to attract retail customers to longer term deposits. This effort has contributed to the shift from a position of slight asset sensitivity to one of liability sensitivity.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither we nor any of our subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007. There have been no material changes to the risk factors since then.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2008 we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a)	Our Annual Meeting of Shareholders was held on June 2, 2008.

b)	Not applicable.

c)

The only matter voted upon at the 2008 Annual Meeting of Shareholders was the election of four directors for terms expiring in 2011, or until their successors are elected and qualified. The results were as follows:

Director	Votes For	Votes Against or Withheld

Robert W. Agnew	5,949,697	296,975
George Delveaux, Jr.	5,821,035	425,637
Dee Geurts-Bengtson	5,823,326	423,346
Joseph J. Morgan	5,961,306	285,366

Item 5. Other Information

On July 15, 2008, we entered into Change of Control Agreements (the “Agreements”) with certain of our executive officers, including Robert J. Cera, Kevin L. LaLuzerne, Daniel M. Hanson and Michael J. Gilson. The Agreements guarantee the executives specific payments and benefits upon a termination of their employment as a result of a change of control of Baylake Corp. If a change of control occurs, the contract becomes effective and continues for a term of one year.

Each Agreement provides for specified benefits after a change of control if the executive voluntarily terminates for “good reason” or is involuntarily terminated other than for “cause” (as such terms are defined in the Agreements). Upon a termination, the executive is entitled to a lump sum payment equal to one times (two times in the case of Mr. Cera) the sum of (a) the greater of his base salary when the change in control occurs or when his employment terminates, (b) the greater of (i) the target bonus to which the executive would be entitled for the year in which the change in control occurs, (ii) the target bonus to which the executive would be entitled for the year in which his termination occurs, or the annual incentive bonus which the executive received during the year prior to when his termination occurs and (iii) the amount of our contribution to any ERISA qualified retirement plan on behalf of the executive for the year prior to the year in which termination of his employment occurs. The executive is also entitled to a payment in the amount of the initial 12 months of continuing health insurance coverage if properly elected by the executive upon a change in control.

Each Agreement subjects the executive to certain non-competition and non-solicitation provisions for a period of one year following termination of his employment.

This description of the Agreements does not purport to describe all of the terms of the Agreements and is qualified by reference to the full text of the agreements, the form of which is attached to this Report as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

The following exhibits are furnished herewith:

Exhibit Number	Description

10.1	Form of Baylake Bank Change of Control Agreement is attached hereto.

31.1	Certification under Section 302 of Sarbanes-Oxley by Robert J. Cera, Chief Executive Officer, is attached hereto.

31.2	Certification under Section 302 of Sarbanes-Oxley by Kevin L. LaLuzerne, Chief Financial Officer, is attached hereto.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	August 8, 2008	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	August 8, 2008	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

EXHIBIT INDEX

10.1	Form of Baylake Bank Change of Control Agreement is attached hereto.

31.1	Certification under Section 302 of Sarbanes-Oxley by Robert J. Cera, Chief Executive Officer.

31.2	Certification under Section 302 of Sarbanes-Oxley by Kevin L. LaLuzerne, Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.