Form 10-Q
period 2008-09-30
BAYLAKE CORP
filed 2008-11-10
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                    (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________  to  _______________________________

Commission file number 001-16339

BAYLAKE CORP.
(Exact name of registrant as specified in its charter)

Wisconsin	39-1268055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

217 North Fourth Avenue, Sturgeon Bay, WI	54235
(Address of principal executive offices)	(Zip Code)

(920) 743-5551
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of outstanding shares of common stock as of November 3, 2008: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 (Unaudited) and December 31, 2007
(Dollar amounts in thousands except share data)

	September 30, 2008	December 31, 2007

ASSETS
Cash and due from financial institutions	$20,041	$46,381
Federal funds sold	881	—

Cash and cash equivalents	20,922	46,381

Securities available for sale	223,946	222,475
Loans held for sale	52	741
Loans, net of allowance of $12,604 and $11, 840 at September 30, 2008 and December 31, 2007, respectively	733,939	748,370
Cash value of life insurance	23,506	23,404
Premises held for sale	2,059	673
Premises and equipment, net	24,639	26,597
Federal Home Loan Bank stock	6,792	6,792
Other real estate owned, net	8,150	5,167
Goodwill	6,108	6,108
Accrued interest receivable	4,848	5,394
Other assets	19,658	14,514

Total assets	$1,074,619	$1,106,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$80,768	$94,120
Interest-bearing	761,674	790,065

Total deposits	842,442	884,185
Federal Home Loan Bank advances	85,096	85,172
Federal funds purchased and repurchase agreements	44,276	27,174
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	11,242	12,461
Dividends payable	—	1,262

Total liabilities	999,156	1,026,354

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-8,132,552 shares at September 30, 2008, 8,106,973 shares at December 31, 2007;
Outstanding-7,911,539 shares at September 30, 2008, 7,885,960 shares at December 31, 2007	40,663	40,535
Additional paid-in capital	11,989	11,875
Retained earnings	31,401	31,316
Treasury stock (221,013 shares at September 30, 2008 and at December 31, 2007)	(3,549)	(3,549)
Accumulated other comprehensive income (loss)	(5,041)	85

Total stockholders’ equity	75,463	80,262

Total liabilities and stockholders’ equity	$1,074,619	$1,106,616

See accompanying notes to Unaudited Consolidated Financial Statements.
3

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and nine months ended September 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Interest and dividend income
Loans, including fees	$11,139	$15,317	$35,695	$46,096
Taxable securities	2,180	1,560	6,296	4,678
Tax exempt securities	554	551	1,680	1,579
Federal funds sold and other	74	87	184	179

Total interest and dividend income	13,947	17,515	43,855	52,532

Interest expense
Deposits	5,605	8,224	18,813	24,277
Federal funds purchased and repurchase agreements	228	289	582	586
Federal Home Loan Bank advances and other debt	620	995	2,164	3,798
Subordinated debentures	175	276	588	822

Total interest expense	6,628	9,784	22,147	29,483

Net interest income	7,319	7,731	21,708	23,049
Provision for loan losses	3,200	500	4,361	6,485

Net interest income after provision for loan losses	4,119	7,231	17,347	16,564
Non-interest income
Fees from fiduciary services	171	207	597	730
Fees from loan servicing	163	240	562	749
Fees for other services to customers
Service charges on deposit accounts	1,084	920	3,022	2,663
Other fee income	212	193	547	524
Financial services income	192	226	763	655
Gains from sales of loans	60	93	268	400
Net change in valuation of mortgage servicing rights	33	(253)	(177)	(271)
Net gains from sale of securities	—	—	327	—
Net change in cash surrender value of life insurance	(12)	239	102	775
Other income	199	167	604	465

Total non-interest income	2,102	2,032	6,615	6,690
Non-interest expenses
Salaries and employee benefits	4,180	4,421	12,909	14,283
Occupancy expense	582	589	1,838	1,819
Equipment expense	333	365	1,021	1,131
Data processing and courier	293	328	916	961
Operation of other real estate owned	620	160	2,020	705
Provision for impairment of letter of credit	554	—	554	—
Other operating expenses	2,150	1,788	6,309	5,462

Total non-interest expenses	8,712	7,651	25,567	24,361

Income (loss) before provision for (benefit from) income taxes	(2,491)	1,612	(1,605)	(1,107)
Provision for (benefit from) income taxes	(1,317)	225	(1,690)	(1,611)

Net income (loss)	$(1,174)	$1,387	$85	$504

Basic earnings (loss) per share	$(0.15)	$0.18	$0.01	$0.06

Diluted earnings (loss) per share	$(0.15)	$0.18	$0.01	$0.06

Dividends declared per share	$—	$0.16	$—	$0.48

See accompanying notes to Unaudited Consolidated Financial Statements.
4

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)
Nine months ended September 30, 2008
(Dollar amounts in thousands except for share and per share data)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total Equity
	Common Stock

	Shares	Amount

Balance, January 1, 2008	7,885,960	$40,535	$11,875	$31,316	$(3,549)	$85	$80,262

Net income for the period	—	—	—	85	—	—	85
Net changes in unrealized gain on securities available for sale, net of $3,282 deferred taxes	—	—	—	—	—	(5,126)	(5,126)

Total comprehensive loss							(5,041)
Stock options forfeited	—	—	(24)	—	—	—	(24)

Common stock issued under dividend reinvestment plan	25,579	128	138	—	—	—	266

Balance, September 30, 2008	7,911,539	$40,663	$11,989	$31,401	$(3,549)	$(5,041)	$75,463

See accompanying notes to Unaudited Consolidated Financial Statements.
5

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2008 and 2007
(Dollar amounts in thousands)

	2008	2007

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$85	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,045	1,154
Amortization of core deposit intangible	40	39
Provision for losses on loans	4,361	6,485
Provision for impairment on letter of credit	554	—
Net amortization of premium/discount on securities	(81)	100
Increase in cash surrender value of life insurance	(102)	(775)
Net gain on sale of securities	(327)	—
Net gain on sale of loans	(268)	(471)
Proceeds from sale of loans held for sale	19,860	34,092
Origination of loans held for sale	(18,930)	(33,681)
Net change in valuation on mortgage servicing rights	177	342
Provision for valuation allowance on other real estate owned	1,593	133
Net (gain) loss from disposal of other real estate	76	(111)
Net loss from disposal of bank premises and equipment	1	7
Stock option compensation expense recognized	6	16
Provision for deferred tax expense	(2,874)	(1,744)
Tax expense (benefit) from exercise of stock options	30	(63)
Changes in assets and liabilities:
Accrued interest receivable and other assets	1,337	(940)
Accrued expenses and other liabilities	(1,772)	(1,051)

Net cash provided by operating activities	4,811	4,036

Cash flows from investing activities:
Principal payments on securities available-for-sale	18,890	10,774
Proceeds from sale of securities available-for-sale	27,087	—
Purchase of securities available-for-sale	(55,448)	(22,796)
Proceeds from sale of other real estate owned	1,751	3,673
Proceeds from sale of premises and equipment	2	—
Loan originations and payments, net	3,667	28,004
Additions to premises and equipment	(476)	(316)
Proceeds from life insurance death benefit	—	2,431
Net change in Federal Funds sold	(881)	—
Investment in bank-owned life insurance	—	(732)

Net cash provided by (used in) investing activities	(5,408)	21,038

See accompanying notes to Unaudited Consolidated Financial Statements.
6

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2008 and 2007
(Dollar amounts in thousands)

	2008	2007

Cash flows from financing activities:
Net change in deposits	$(41,742)	$(16,002)
Net change in federal funds purchased and repurchase agreements	17,102	27,832
Repayments on Federal Home Loan Bank advances	(85,076)	(80,006)
Proceeds from Federal Home Loan Bank advances	85,000	50,000
Proceeds from exercise of stock options	—	716
Tax expense (benefit) from exercise of stock options	(31)	63
Treasury stock purchases	—	(1,823)
Issuance of stock pursuant to dividend reinvestment plan	266	1,096
Cash dividends paid	(1,262)	(5,021)

Net cash used in financing activities	(25,743)	(23,145)

Net change in cash and cash equivalents	(26,340)	1,929

Beginning cash and cash equivalents	46,381	22,685

Ending cash and cash equivalents	$20,041	$24,614

Supplemental cash flow information:
Interest paid	$23,709	$29,064
Income taxes paid	32	1,554

Supplemental noncash disclosure:
Transfers from loans to other real estate owned	6,403	5,852
Mortgage servicing rights resulting from sale of loans	28	72

See accompanying notes to Unaudited Consolidated Financial Statements.
7

1.

The accompanying consolidated financial statements should be read in conjunction with our 2007 annual report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the financial position as of September 30, 2008 and results of operations for the three and nine month periods ending September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire year.

2.	Use of Estimates

To prepare financial statements in conformity with U.S. generally accepted accounting principles, our management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, foreclosed assets, servicing rights, income tax expense and fair values of financial instruments are particularly subject to change.

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

EARNINGS (LOSS) PER SHARE

($ in thousands, excluding per share data)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008		2007

(Numerator):

Net income (loss)	$(1,174)	$1,387	$85		$504
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539	7,852,474	7,911,446		7,852,017
Dilutive effect of stock options	— (1)	11,632	—	(1)	18,587

Weighted average number of common shares outstanding-diluted	7,911,539	7,864,106	7,911,446		7,870,604

Basic Earnings (Loss) Per Share	$(0.15)	$0.18	$0.01		$0.06
Diluted Earnings (Loss) Per Share	$(0.15)	$0.18	$0.01		$0.06

(1) At September 30, 2008 and 2007, there were 126,628 and 168,300 outstanding stock options respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

4.	Cash Dividends

Beginning in February 2008, our Board of Directors, in consultation with our federal and state regulators, elected to forego the payment of normal quarterly cash dividends on our common stock. We continue to monitor the feasibility of dividend payment on a quarterly basis and intend to reinstate payment of dividends at the earliest appropriate time. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. There can be no assurance when or if we will resume payment of quarterly dividends at historical levels or at all. In order to pay dividends, advance approval from the Wisconsin Department of Financial Institutions as well as the Federal Reserve Board will need to be obtained.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after a participant’s employment terminates or the participant retires. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. The impact of the January 1, 2008 adoption of Issue No. 06-4 on our consolidated financial statements was not material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the statement under SFAS No. 159.

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

On January 1, 2008, we adopted the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. Adoption of SAB 109 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The adoption of SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that the adoption of this statement will have a material impact on our consolidated financial condition, results of operation or liquidity.

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

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial positions, financial performance and cash flows. Because this pronouncement affects only disclosures, this pronouncement will not have an impact on our consolidated financial condition, results of operation or liquidity. The adoption of SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.

6.	Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value:

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). None of our securities available for sale at September 30, 2008 were measured using Level 1 inputs.

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

The fair value of both Other Real Estate Owned and Impaired Loans are based on review of comparable collateral in similar marketplaces and analysis of expected cash flows of the loan in relationship to the agreed terms of the loan. (Level 3 inputs).

Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS
($ in thousands)

		Fair Value Measurements at September 30, 2008
	September 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$223,946	$—	$223,946	$—

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS
($ in thousands)

		Fair Value Measurements at September 30, 2008
	September 30, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Servicing rights	$1,217	$—	$1,217	$—
Impaired loans	38,234	—	—	38,234
ORE	8,150	—	—	8,150

Servicing rights, which are carried at fair value, were increased to a fair value of $1.2 million at September 30, 2008, resulting in a nominal contribution to earnings for the three-month period ended September 30, 2008. Impaired loans with a carrying value of $38.2 million were measured for impairment using the fair value of collateral for collateral dependent loans, resulting in an allowance for loan losses (“ALL”) of $6.9 million related to these loans at September 30, 2008.

7.	Equity Investment

As of September 30, 2008 and December 31, 2007 we owned a 49.8% interest in United Financial Services, Inc. (“UFS”), a data processing service. Our ownership interest had a value of $4.1 million at September 30, 2008 and $3.6 million at December 31, 2007 and is reflected in Other Assets in our consolidated balance sheets. In addition to the ownership interest, we have a right to appoint one member to the three member Board of Directors of UFS. The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The individual exercised the option with respect to 120 shares on January 15, 2007 at $1,000 per share and subsequently sold these shares back to UFS for book value. The net result was recognition of $0.4 million of goodwill upon redemption of the shares. Current book value of UFS is approximately $8,128 per share. Any future exercise of the options and issuance of the underlying shares will have the effect of reducing our investment in UFS and result in a dilution of UFS earnings per share. There will not be a material impact to the carrying value of the asset on our consolidated balance sheet.

8.	Allowance For Loan Losses

The ALL represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses (“PFLL”) is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of an allocated component on specific loans and an unallocated component for loans without specific reserves. The components of the ALL represent estimations pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the ALL for loan losses reflects estimated losses from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The unallocated component is based on our historical loss experience which is updated quarterly. The unallocated component of the allowance for loan losses also includes consideration of concentrations, changes in portfolio mix and volume and other qualitative factors.

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

Changes in the ALL were as follows ($ in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the nine months ended September 30,

	2008	2007

Balance at beginning of period	$11,840	$8,058
Provision for loan losses	4,361	6,485
Charge-offs	(3,809)	(4,363)
Recoveries	212	327

Balance at end of period	$12,604	$10,507

Net charge-offs (“NCOs”)	$3,597	$4,036

Information regarding impaired loans is as follows ($ in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007

Impaired loans with no allocated ALL	$—	$—	$1,250	$4,801
Impaired loans with allocated ALL	$38,234	$36,312	$35,993	$32,754
ALL allocated to non performing loans	$6,854	$6,826	$6,341	$6,051

Average impaired loans during the period	$36,608	$34,941	$33,730	$34,231

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

Non performing loans are as follows:

NON PERFORMING LOANS

	Quarters Ended
	9/30/08	6/30/08	3/31/08	12/31/07	09/30/07

	($ in thousands)
Nonaccrual Loans	$38,234	$36,312	$37,243	$37,555	$43,780
Loans restructured in a troubled debt restructuring	—	—	—	—	464

Total Nonperforming Loans (“NPL”)	$38,234	$36,312	$37,243	$37,555	$44,244

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

The following sets forth management’s discussion and analysis of our consolidated financial condition and our results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Allowance for Loan Losses:

The allowance for loan losses (“ALL”) on our consolidated balance sheet represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on homogeneous pools of loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses (“PFLL”) is charged to earnings based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of specific reserves on individual loans, general reserves on homogeneous pools of loans and an unallocated component reflecting the imprecision of the calculation. The components of the allowance represent an estimate pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The reserve component of the ALL on specific loans reflects expected losses from analyses of impaired loans over a fixed dollar amount. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans including estimating the amount and timing of future cash flows and collateral values. The reserve component on homogeneous pools of loans is based on our historical loss experience, which is updated quarterly. This component of the ALL also includes consideration of concentration changes in portfolio mix and volume and other qualitative factors. The unallocated component represents the portion of the allowance not specifically identified with specific loans or pools of loans.

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual results differ from management estimates, an additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off for which a loss is realized.

The following table presents the components of the ALL:

COMPONENTS OF ALL
($ in thousands)

	As of
	09/30/08	06/30/08	03/31/08	12/31/07	09/30/07

Component 1 – Specific credit allocation	$6,854	$6,826	$6,341	$6,051	$4,739
Component 2 – General reserves: historical	4,591	4,366	4,506	4,721	4,662
General reserves: other	1,157	1,134	1,167	1,068	1,065
Unallocated	2	1	—	—	41

Allowance for Loan Losses	$12,604	$12,327	$12,014	$11,840	$10,507

Changes in the ALL were as follows for the quarters presented:

ALLOWANCE FOR LOAN LOSSES
($ in thousands)

	As of
	09/30/08	06/30/08	03/31/08	12/31/07	09/30/07

Balance at beginning of period	$12,327	$12,014	$11,840	$10,507	$11,548
Provision for loan losses	3,200	861	300	3,276	500
Charge-offs	(2,990)	(611)	(208)	(2,095)	(1,609)
Recoveries	67	63	82	152	68

Balance at end of period	$12,604	$12,327	$12,014	$11,840	$10,507

The net charge-offs of $1.9 million during the fourth quarter of 2007 included an impairment charge of $2.0 million to the ALL relating specifically to two loan relationships that comprised approximately 27% of our non-performing loan balances outstanding at December 31, 2007. In making our determination to record the $2.0 million impairment, we relied upon a variety of factors including third party appraisal information, broker opinions, executed sale/purchase transaction documents, representations of certain parties under contract to purchase collateral securing one of the loans, other publicly available information and our assessment of the likelihood of collection of monies owed under the terms of existing personal guarantees of certain borrowers. During the first half of 2008, additional information came to our attention with respect to these loan relationships, including the fact that an alternative structure for the transaction relating to the aforementioned sale of collateral of one of the loans was agreed to by the parties to the proposed transaction and submitted to the bankruptcy court for approval. A condition of the proposed transaction required the restrictive covenants attached to the property be removed prior to sale. During the third quarter of 2008, a court decision in the case did not approve removal of the restrictive covenants and therefore, nullified the offer for sale of the property. Subsequent to this ruling in the case, a new offer was received, at a lower price than the original offer. Based on our acceptance of the lower offer, an additional loss provision of $1.2 million was recorded during the third quarter of 2008 related to this property. Based on the pending sale offer, we believe the ALL allocated to this credit is sufficient as of September 30, 2008.

Subsequent to June 30, 2008 but prior to our 10-Q filing for the second quarter, a $1.5 million loan was transferred to non-accrual status but no impairment evaluation was performed. This loan was part of a $4.2 million total credit relationship. During the third quarter of 2008, the remainder of the relationship was also transferred to non-accrual status. Upon evaluation of this credit relationship it was determined that a specific allocation for estimated losses was appropriate, and an addition to ALL relating to this credit in the amount of $0.1 million was made. As of the date of this filing, the total credit relationship has been reduced to $3.4 million and we believe that the impairment charge with respect to this credit relationship continues to be appropriate.

Other Real Estate Owned:

Other real estate owned is acquired through or in lieu of loan foreclosure are initially recorded at lower of cost or fair value when acquired; less estimated costs to sell, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Any costs incurred with respect to such assets after acquisition are expensed as incurred.

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

Like many financial institutions that are located in Wisconsin, our bank has a subsidiary located in the state of Nevada that holds and manages various investment securities for the Bank. Because this subsidiary is located outside Wisconsin, income from its operations has not historically been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue (“WDOR”) issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions at the time such subsidiaries were formed, the WDOR implemented a program in 2003 for the audit of Wisconsin financial institutions that had formed and contributed assets to subsidiaries located in Nevada.

In July 2007, WDOR notified us that they would be auditing our tax returns for the years 2002 throught 2006. During the third and forth quarter of 2007, a formal audit of the Bank was commenced by WDOR. In February 2008, the only proposed adjustment made during the course of the audit was to reallocate income of the Nevada subsidiary to the Bank and WDOR issued a proposed assessment. However, no formal assessment was issued.

Management, in coordination with outside counsel, negotiated a settlement with WDOR to resolve all Wisconsin tax matters for all tax years through and including 2006. This settlement amount agreed to by the Bank will be paid over three years in equal installments (the “Settlement Payments”). We accrued more than a sufficient amount to cover the Settlement Payments, accordingly, the Settlement Payments will not have a material effect on our operations going forward.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and nine month periods ended September 30, 2008 and 2007.

SUMMARY RESULTS OF OPERATIONS
($ in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007

Net income (loss), as reported	$(1,174)	$1,387	$85	$504
EPS-basic, as reported	$(0.15)	$0.18	$0.01	$0.06
EPS-diluted, as reported	$(0.15)	$0.18	$0.01	$0.06
Cash dividends declared	$—	$0.16	$—	$0.48

Return on average assets	(0.43%)	0.50%	0.01%	0.06%
Return on average equity	(6.37%)	6.95%	0.14%	0.84%
Efficiency ratio, as reported (1)	89.06%	75.32%	87.84%	78.85%

(1)

Non-interest expense divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains and net gains on the sale of premises and equipment.

The decrease in net income for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007 is due to a decline in net interest income of $0.4 million resulting from a $3.6 million reduction in interest income partially offset by a $3.2 million decline in interest expense. Additionally, a PFLL of $3.2 million was charged to earnings for the third quarter of 2008, versus a PFLL of $0.5 million taken during the comparable quarter of 2007. Finally, a $0.5 million valuation write-down of other real estate and a $0.6 million impairment relating to a letter of credit were taken during the quarter ended September 30, 2008, versus no such valuation write-down or letter of credit impairment taken in 2007. Net income of $0.1 million for the nine months ended September 30, 2008 declined slightly from net income of $0.5 million for the comparable period in 2007, primarily due to a $1.3 million reduction in net interest income, resulting from a $8.7 million decline in interest income partially offset by a $7.4 million reduction in interest expense. Partially offsetting the decline of net income was a reduction in the PFLL taken during the nine months ended September 30, 2008 of $4.4 million compared to $6.5 million of PFLL charged to earnings during the same period in 2007. Finally, the $1.6 million valuation write-down of other real estate and the $0.6 million letter of credit impairment noted above contributed to the lower net income for the current nine-month period. Refer to the “Net Interest Income”, “Provision for Loan Losses”, “Non-Interest Expense” and “Non-Interest Income” sections below for additional details.

Net Interest Income

Net interest income is the largest component of our operating income and represents the difference between interest earned on loans, investments and other interest earning assets offset by the interest expense attributable to the deposits and borrowings that fund such assets. Interest fluctuations, together with changes in the volume and types of earning assets and interest-bearing liabilities, combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Average interest rates on both loans and deposits were lower during the first nine months of 2008 compared to 2007, due in part to changing economic conditions and the continued reduction in the Fed Funds target rate. The Federal Reserve Board (“FRB”) decreased the target rate by 325 basis points (‘bps”) between June 2007 and September 2008, of which 225 bps of the reduction occurred in the first nine months of 2008.

Interest rate spread is the difference between the interest rate earned on average earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread decreased 3 bps to 2.90% for the third quarter of 2008 compared to the same period for 2007, resulting primarily from a 134 bps decrease in the yield on earning assets from 7.11% to 5.77% offset by a 139 bps decrease in the cost of interest bearing liabilities from 4.27% to 2.88%. During the first nine months of 2008, the interest rate spread increased 6 bps to 2.87% compared to 2.81% for the same period of 2007. Competition for both deposits and loans within our market continues to reduce the spread between funding costs and loan rates, contributing to a decrease in our net interest margin.

Net interest income on a tax equivalent basis was $7.7 million for the three months ended September 30, 2008 and $8.1 million for the same period in 2007. For the nine month periods ended September 30, 2008 and 2007, net interest income on a tax equivalent basis was $22.8 million and $24.2 million, respectively. The decrease for both the three and nine month periods resulted primarily from a decrease in interest income from loans, partially offset by a decrease in related funding costs, each reflecting the recent decline in prevailing interest rates.

Net interest margin represents net interest income expressed as a percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the third quarter of 2008 was 3.10%, down 12 bps from 3.22% for the comparable period in 2007. The net interest margin for the nine months ended September 30, 2008 was 3.09%, a decrease of 9 bps from 3.18% for the comparable period in 2007.

For the three months ended September 30, 2008, average-earning assets decreased $20.9 million (2.1%) compared to the same period in 2007. Decreases in average loans of $57.5 million (7.2%) were offset in part by a $28.2 million (19.6%) increase in average taxable securities and an increase of $1.6 million (2.9%) in average tax-exempt securities. As compared to the first nine months of 2007, average loans decreased $71.7 million (8.8%) during the first nine months of 2008. These decreases, offset partially by a $33.6 million increase in taxable and tax exempt securities resulted in a decrease to average-earning assets of $33.6 million (17.2%) during the first nine months of 2008.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
($ in thousands)

	Three months ended September 30, 2008			Three months ended September 30, 2007

	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS
Earning assets:
Loans, net	$745,937	$11,216	5.98%	$803,433	$15,425	7.68%
Taxable securities	172,346	2,180	5.06%	144,153	1,560	4.33%
Tax exempt securities	54,858	839	6.12%	53,305	835	6.26%
Federal funds sold and interest bearing due from banks	13,909	73	2.11%	7,032	88	5.01%

Total earning assets	987,050	14,308	5.77%	1,007,923	17,908	7.11%

Non-interest earning assets	94,772			91,295

Total assets	$1,081,822			$1,099,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	$774,829	5,605	2.88%	$824,745	8,224	3.99%
Short-term borrowings	728	5	2.69%	11,335	157	5.55%
Customer repurchase agreements	39,998	223	2.22%	10,578	132	4.98%
Federal Home Loan Bank advances	85,145	620	2.90%	75,174	995	5.29%
Subordinated debentures	16,100	175	4.33%	16,100	276	6.85%

Total interest-bearing liabilities	916,800	6,628	2.88%	937,932	9,784	4.17%

Demand deposits	80,573			69,220
Accrued expenses and other liabilities	11,105			12,902
Stockholders’ equity	73,344			79,164

Total liabilities and stockholders’ equity	$1,081,822			$1,099,218

Net interest income		$7,680			$8,124

Interest rate spread			2.90%			2.93%

Net interest margin			3.10%			3.22%

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
($ in thousands)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007

	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS
Earning assets:
Loans, net	$746,552	$35,939	6.43%	$818,218	$46,431	7.57%
Taxable securities	172,734	6,296	4.86%	143,664	4,679	4.34%
Tax exempt securities	56,072	2,545	6.05%	51,568	2,393	6.19%
Federal funds sold and interest bearing due from banks	9,226	184	2.68%	4,802	179	4.97%

Total earning assets	984,584	44,964	6.10%	1,018,252	53,682	7.05%

Non-interest earning assets	94,909			90,108

Total assets	$1,079,493			$1,108,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	$785,898	18,813	3.20%	$803,839	24,277	4.03%
Short-term borrowings	3,844	86	2.98%	9,515	395	5.54%
Customer repurchase agreements	25,092	496	2.64%	5,239	191	4.85%
Federal Home Loan Bank advances	85,161	2,164	3.39%	96,293	3,798	5.26%
Subordinated debentures	16,100	588	4.88%	16,100	822	6.80%

Total interest-bearing liabilities	916,095	22,147	3.23%	930,986	29,483	4.23%

Demand deposits	72,820			83,881
Accrued expenses and other liabilities	11,664			13,416
Stockholders’ equity	78,914			80,077

Total liabilities and stockholders’ equity	$1,079,493			$1,108,360

Net interest income		$22,817			$24,199

Interest rate spread			2.87%			2.81%

Net interest margin			3.09%			3.18%

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average earning assets to average total assets. This ratio was 91.2% and 91.9% for the first nine months of 2008 and 2007, respectively.

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

During the first nine months of 2007, our overall credit process was evaluated and enhancements to the process were made. Both as a result of these general enhancements and due to the specific identification of a problem credit comprising $4.6 million of loans for which a specific ALL of $3.6 million was necessary, a PFLL of $6.5 million was charged to earnings for the nine-month period ended September 30, 2007 as compared to a PFLL of $4.4 million for the same period in 2008. The PFLL for the three months ended September 30, 2008 was $3.2 million as compared to a $0.5 million provision taken in the comparable quarter of 2007. Approximately $0.4 million (13.5%) of the third quarter 2008 PFLL represented new impairments not previously identified with associated loan balances totaling $10.2 million. Approximately $7.4 million of these loan balances related to two credit relationships.

Net loan charge-offs for the first nine months of 2008 were $3.6 million compared to net charge-offs of $4.0 million for the same period in 2007. Net annualized charge-offs to average loans were 0.64% for the first nine months of 2008 compared to 0.67% for the same period in 2007. For the nine months ended September 30, 2008, non-performing loans increased by $0.7 million (1.8%) to $38.2 million but decreased $6.0 million (13.6%) from September 30, 2007. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Our management believes that the PFLL taken for the nine months ended September 30, 2008 is adequate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Financial Condition - Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans

Non-Interest Income

The following Table reflects the various components of non-interest income for the three and nine months ended September 30, 2008 and 2007.

NON-INTEREST INCOME
($ in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	% Change	2008	2007	% Change

Fees from fiduciary services	$171	$207	(17.4%)	$597	$730	(18.2%)
Fees from loan servicing	163	240	(32.1%)	562	749	(25.0%)
Service charges on deposit accounts	1,084	920	17.8%	3,022	2,663	13.5%
Other fee income	212	193	9.8%	547	524	4.4%
Financial services income	192	226	(15.0%)	763	655	16.5%
Gains from sales of loans	60	93	(35.5%)	268	400	(33.0%)
Net change in valuation of mortgage servicing rights	33	(253)	113.0%	(177)	(271)	34.7%
Net gains from sale of securities	—	—	—	327	—	—
Change in cash surrender value of life insurance	(12)	239	(105.0%)	102	775	(86.8%)
Other income	199	167	19.2%	604	465	29.9%

Total Non-Interest Income	$2,102	$2,032	3.4%	$6,615	$6,690	(1.1%)

Non-interest income increased $0.1 million (3.4%) for the three months ended September 30, 2008 versus the comparable period in 2007. This was primarily due to a $0.2 million increase in deposit account service charges and a $0.3 million increase in valuation of mortgage servicing rights for the three months ended September 30, 2008 versus the same period in 2007, partially offset by a $0.3 million decrease in the cash surrender value of life insurance policies held by the Bank and $0.1 million decrease in fees relating to loan servicing.

Non-interest income decreased $0.1 million (1.1%) to $6.6 million for the nine months ended September 30, 2008 compared to $6.7 million for the same period in 2007. A gain on the sale of securities of $0.3 million, an increase in fees from fiduciary services income of $0.1 million, an increase in valuation of mortgage servicing rights of $0.1 million and a $0.1 million increase in other income were more than offset by a decline in gains realized on the sale of loans of $0.1 million and a $0.7 million decrease in the cash surrender value of life insurance. Of the $0.3 million net gains on the sale of securities, 94.2% occurred in the first quarter of 2008. Cash surrender value of life insurance was impacted by the declining value of the securities underlying the policies, as well as by the changing interest rate environment. The non-interest income to average assets ratio remained unchanged at 0.8% for the nine months ended September 30, 2008 compared to the same period in 2007.

Non-Interest Expense

The following Table reflects the various components of non-interest expense for the three and nine months ended September 30, 2008 and 2007.

NON-INTEREST EXPENSE
($ in thousands)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change

	2008	2007		2008	2007

Salaries and employee benefits	$4,180	$4,421	(5.5%)	$12,909	$14,283	(9.6%)
Occupancy	582	589	(1.2%)	1,838	1,819	1.0%
Equipment	333	365	(8.8%)	1,021	1,131	(9.7%)
Data processing and courier	293	328	(10.7%)	916	961	(4.7%)
Operation of other real estate owned	620	160	287.5%	2,020	705	186.5%
Business development & advertising	115	118	(2.5%)	417	381	9.4%
Charitable contributions	22	(2)	1200.0%	80	71	12.7%
Stationary and supplies	136	128	6.3%	451	417	8.2%
Director fees	151	141	7.1%	440	367	19.9%
FDIC	298	174	71.3%	662	325	103.7%
Legal and professional	259	130	99.2%	809	583	38.8%
Loan and collection	392	243	61.3%	1,072	737	45.5%
Provision for impairment of letter of credit	554	—	—	554	—	—
Other operating	777	856	(9.2%)	2,378	2,581	(7.9%)

Total Non-Interest Expense	$8,712	$7,651	13.9%	$25,567	$24,361	5.0%

Non-interest expense increased $1.0 million (13.9%) to $8.7 million for the three months ended September 30, 2008 compared to $7.7 million for the same period in 2007. The non-interest expense to average assets ratio was 3.2% for the three months ended September 30, 2008 compared to 2.8% for the same period in 2007. For the nine months ended September 30, 2008, the non-interest expense to average assets ratio was 3.2% compared to 2.9% for the nine months ended September 30, 2007.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expense to average assets ratio increased to 2.4% for the three months ended September 30, 2008 compared to 2.0% for the same period in 2007. For the nine months ended September 30, 2008, the net overhead expense to average assets ratio was 2.4% compared to 2.1% for the nine months ended September 30, 2007. The efficiency ratio represents total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income (excluding net gains on the sale of securities and premises and equipment). The efficiency ratio increased to 89.1% for the three months ended September 30, 2008 from 75.3% for the comparable period last year. For the nine months ended September 30, 2008, the efficiency ratio was 87.8% compared to 78.9% for the same period in 2007.

The decrease in salaries and employee benefits of $0.2 million (5.5%) to $4.2 million for the three-month period ended September 30, 2008 compared to the same period in 2007 reflects the fact that the number of full-time equivalent employees decreased from 328 as of September 30, 2007 to 314 as of September 30, 2008.

Expenses related to the operation of other real estate owned (“ORE”) properties held for sale by the Bank increased $0.4 million (287.5%) to $0.6 million for the three-month period ended September 30, 2008 compared to $0.2 million for the same period in 2007. Write-downs of ORE are charged to and increase the expense of operating ORE which reduces our earnings. During the third quarter of 2008, a write down of $0.5 million was taken on the carrying value of ORE properties, of which $0.3 million (51.3%) related to a vacant commercial building with retail space in Green Bay. This property was initially transferred to ORE in the fourth quarter of 2006. The value of the property at the time it was transferred to ORE was based on an outstanding offer to purchase that subsequently expired. The remaining $0.2 million of valuation write-downs related to five other ORE properties where determination has been made to lower the carrying values of the properties due to current market information, including but not limited to, formal offers to purchase, market analysis data, sales listing contracts, appraisals or other pertinent data regarding the subject properties. Current economic conditions continue to impact the valuations of these properties. We intend to continue to evaluate all ORE values and attempt to reduce the holding periods of these ORE properties to the extent possible. In this effort, further write-downs may become necessary in the future. As the holding periods of these properties increase, related expenses associated with their operation also increase. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees. During the nine months ended September 30, 2008, we incurred $0.2 million of property taxes on ORE properties.

Included in other operating expenses are FDIC insurance premiums of $0.7 million for the nine months ended September 30, 2008 as compared to $0.3 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (DIF) between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Our bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. To ease the transition to the new system, insured institutions that had paid deposit insurance prior to 1997 were eligible for a one-time assessment credit based on their respective share of the aggregate assessment base. Our FDIC assessment for the first quarter of 2008 and for all of 2007, received and recorded after first quarter 2007, was offset by a portion of our one-time assessment credit. The final portion of the credit was applied to our FDIC assessment in the second quarter of 2008 and is therefore no longer available to offset future assessments which will result in future expense increases. Payments for the FICO portion will continue as long as FICO obligations remain outstanding.

Subsequent to September 30, 2008, the FDIC Board issued for comment a proposal doubling bank premium rates as part of a five-year plan to recapitalize the Deposit Insurance Fund. The agency would increase by between 7 and 10 bps the entire premium schedule for the first quarter of 2009, raising the premium for well-capitalized institutions to between 12 and 20 bp, up from the current 5 to 10 bp. After the first quarter of 2009, the FDIC proposed adjusting the risk-based premium calculation to include new risk factors and the rate for well-capitalized banks would then be between the base rate of 10bp to a ceiling of 14 bp. The proposal, if enacted, would significantly increase our 2009 premiums from what we paid in 2008. We continue to monitor the proposed legislation and its impact on our organization.

Loan and collection expenses increased $0.4 million (45.5%) to $1.1 million for the nine months ended September 30, 2008 compared to $0.7 million for the nine months ended September 30, 2007. Due to the high level of non-performing loans that were referred to outside law firms for collection assistance during the first nine months of 2008, we expect loan and collection expenses to remain at this level for during the next several quarters. However, we anticipate that as non-performing loans begin to stabilize and moderate, such expenses should follow a similar trend. Fees for outsourced legal fees relating to these loans accounted for $0.7 million of the expenses incurred during the first nine months of 2008.

Income Taxes

Our income tax benefit for the three months ended September 30, 2008 was $1.3 million, versus an expense of $0.2 million for the same period in 2007. For the nine months ended September 30, 2008, our income tax benefit was $1.7 million, slightly increased from the benefit of $1.6 million for the same period in 2007.

Income tax expense recorded in the consolidated statements of operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examinations by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See “Critical Accounting Policies-Income Tax Accounting” above regarding Wisconsin tax matters that may affect our income tax expense in future periods.

Financial Condition

Loans

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
($ in thousands)

	September 30, 2008	December 31, 2007	Percent change

Amount of loans by type
Real estate-mortgage
Commercial	$390,682	$386,981	1.0%
1-4 family residential
First liens	81,069	69,572	16.5%
Junior liens	18,831	19,367	(2.8%)
Home equity	33,146	30,993	6.9%
Commercial, financial and agricultural	116,442	127,549	(8.7%)
Real estate-construction	80,112	93,047	(13.9%)
Installment
Credit cards and related plans	1,611	1,430	12.7%
Other	11,180	12,958	(13.7%)
Obligations of states and political subdivisions	13,985	18,663	(25.1%)
Less: deferred origination fees, net of costs	(515)	(350)	47.1%

Total	$746,543	$760,210	(1.8%)

Total gross loans at September 30, 2998 decreased $13.7 million (1.8%) from $760.2 million at December 31, 2007 to $746.5 million at September 30, 2008. This was primarily due to a decrease of $11.1 million (8.7%) in commercial, financial and agricultural loans, a decrease in real estate construction loans of $12.9 million (13.9%) and a decrease in obligations of states and political subdivisions of $4.7 million (25.1%) from December 31, 2007 to September 30, 2008, partially offset by a $3.7 million (1.0%) increase in commercial real estate loans and an $11.5 million (16.5%) increase in first lien residential loans for the same period.

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as PFLL. See “Provision for Loan Losses” earlier in this Report. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

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

When the CCO was hired, we initiated a review of our written loan policy, which provides guidelines for loan origination applicable to all bank officers with lending authority, and we began implementing significant enhancements and improvements to the policy. In general, our loan policy establishes underwriting guidelines for each of our major loan categories. In addition to requiring financial statements, applications, credit histories and credit analyses for underwriting our loans, some of the more significant guidelines for specific types of loans are:

•

For commercial real estate loans, we set maximum loan-to-value ratios ranging from 50% to 85% depending on the collateral securing the loan and limit loan terms to a maximum amortization period of 20 years. Loans with special conditions may exceed these ratios and terms but will require special approvals and are subject to additional reporting requirements. We also require hazard insurance on collateral securing the loans and take appropriate steps to verify our lien position on such collateral.

•

For single and 2-4 family residential loans, we set maximum loan-to-value ratios of 80% unless private mortgage insurance (“PMI”) is purchased by the borrower or a waiver of the PMI is approved by us and a fee is paid. We also limit loan terms to a maximum amortization period of 30 years. We require hazard insurance on collateral securing the loan and take appropriate steps to verify our lien position on such collateral.

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

Our philosophical shift did not affect the overall methodology by which we calculate our ALL, although we did become more proactive in our efforts to identify and remove or minimize problem credits in the portfolio. In particular, we enhanced the impairment analysis process by requiring and obtaining more evidentiary support (including supplemental market data and routine site visits) for our conclusions as to future payment expectations and collateral values and, in general, are more conservative in our analysis. In conjunction with our ongoing analysis, the weakening economy in our lending markets and national markets and FRB’s reduction of market rates have all negatively impacted the performance of our loan portfolio for the first nine months of 2008 both in earnings and collateral-to-loan ratios.

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

The specific credit allocation for the ALL is based on a regular analysis by the loan officers of all commercial credits. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans over a fixed dollar amount with internal credit gradings at or below a predetermined classification are evaluated. In compliance with SFAS No. 114, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. Additionally, during the third quarter of 2008, we established a third-party relationship with professionals in the property management field to assist us in valuing both commercial and non-commercial collateral as a part of our analysis. A specific allowance is then allocated to the loans based on this assessment. Such allocations or impairments are reviewed by the CCO and management familiar with the credits.

The ALL at September 30, 2008 was $12.6 million, compared to $11.8 million at the end of 2007. This increase was based on management’s analysis of the loan portfolio risk at September 30, 2008 as discussed above. As such, a PFLL of $4.4 million was charged to earnings for the nine months ended September 30, 2008 compared to a $6.5 million PFLL recorded for the same period ended September 30, 2007. Late in the first quarter of 2007, under our normal impairment review procedures, a significant credit relationship was identified by management as having insufficient collateral to cover the outstanding principal involved and was placed on non-accrual status. As a result of this analysis, $3.6 million relating to this specific credit was added to the ALL during the first quarter of 2007. We made additional PFLLs of $2.4 million to our specific loss reserve allocation relating to other loans identified as part of the CCO’s portfolio review process. The quantitative impact of the change to a more proactive credit analysis process accounted for adjusted values assigned to three specific credits, aggregating a total financial impact of $0.5 million all of which was taken as a PFLL and charged to income in the first quarter of 2007.

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

Non-Performing Loans, Potential Problem Loans and Other Real Estate

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Restructuring loans typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to SFAS No. 114.

NON-PERFORMING ASSETS
($ in thousands)

	September 30, 2008	December 31, 2007	September 30, 2007

Nonperforming Assets:
Nonaccrual loans	$38,234	$37,555	$43,780
Loans restructured in a trouble debt restructuring	—	—	464
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans (“NPLs”)	38,234	37,555	44,244
Other real estate owned	8,150	5,167	7,917

Total nonperforming assets (“NPAs”)	$46,384	$42,722	$52,161

Ratios:
ALL to Net Charge-offs (“NCO’s”) (annualized)	262.36%	198.02%	194.70%
NCO’s to average loans (annualized)	0.64%	0.74%	0.66%
ALL to total loans	1.69%	1.56%	1.34%
NPL’s to total loans	5.12%	4.94%	5.65%
NPA’s to total assets	4.32%	3.86%	4.79%
ALL to NPL’s	32.97%	31.53%	23.75%

Non-performing loans increased $0.7 million (1.8%) during the nine months ended September 30, 2008 but decreased $6.0 million (13.6%) from the same date in 2007. The non-performing loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

Information regarding other real estate owned is as follows:

OTHER REAL ESTATE OWNED
($ in thousands)

	Nine months ended September 30, 2008	Twelve months ended December 31, 2007	Nine months ended September 30, 2007

Beginning Balance	$5,167	$5,760	$5,760
Transfer of net realizable value to ORE	6,403	5,932	5,852
Sales Proceeds, net	(1,751)	(6,160)	(3,673)
Net gain (loss) from sale of ORE	(76)	(232)	111
Provision for ORE	(1,593)	(133)	(133)

Total Other Real Estate	$8,150	$5,167	$7,917

          Changes in the valuation allowance for losses on other real estate owned were as follows:

	Nine months ended September 30, 2008	Twelve months ended December 31, 2007

Beginning Balance	$207	$108
Provision charged to operations	1,593	133
Allowance recovered on properties disposed	(230)	(34)

Balance at end of period	$1,570	$207

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At September 30, 2008, the investment portfolio (which comprised investment securities available for sale) increased $1.4 million (0.7%) to $223.9 million as compared to $222.5 million at December 31, 2007. At September 30, 2008, the investment portfolio represented 20.8% of total assets compared with 20.1% at December 31, 2007.

Securities available for sale consist of the following:

INVESTMENT SECURITY ANALYSIS
At September 30, 2008
($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Treasury & other U.S. agencies	$66	$—	$19,125
Mortgage-backed securities of U.S. agencies	884	(416)	139,829
Obligations of states & political subdivisions	349	(887)	53,887
Private placement and corporate bonds	—	(8,298)	8,729
Other securities	—	—	2,376

Total securities available for sale	$1,299	$(9,601)	$223,946

At December 31, 2007
($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities available for sale
U.S. Treasury & other U.S. agencies	$104	$(58)	$29,268
Mortgage-backed securities of U.S. agencies	539	(691)	118,696
Obligations of states & political subdivisions	612	(125)	56,228
Private placement and corporate bonds	—	(277)	14,864
Other securities	—	—	3,419

Total securities available for sale	$1,255	$(1,151)	$222,475

The increase in unrealized losses during the first nine months of 2008 is primarily due to a decline of $6.1 million (41.3%) in the fair market value of corporate trust preferred securities held in our investment portfolio. Total unrealized losses on these securities are $8.3 million at September 30, 2008, representing 86.4% of the total gross unrealized losses. The remaining increase in gross unrealized losses reflects decreases in general prevailing interest rates at September 30, 2008 versus December 31, 2007. Based on in-depth analysis of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no declines were deemed to be other than temporary. Additionally, we have the intent and ability to hold these securities until any recovery in the credit markets may occur, which may not be before maturity in some instances. If at any point in time any losses are considered other than temporary we would be required to expense the portion of the losses deemed to be permanent. The valuation of these securities is currently monitored by the Board of Directors and management on a monthly basis.

Premises Held for Sale

During the second quarter of 2008, $1.4 million of vacant properties owned by the Bank were transferred from premises and equipment to premises held for sale. The properties, purchased in 2006, were being held for future branch expansion opportunities, primarily in the Fox Valley area of Wisconsin. At this time, our intentions are not to expand in these markets and therefore, attempts are being made to sell these properties. No losses on the sale of these properties are anticipated at date of this filing. In the event our future expansion plans were to change and these properties have not yet been sold they would be transferred back to Premises and Equipment.

Deposits

Total deposits at September 30, 2008 decreased $41.8 million (4.7%) to $842.4 million from $884.2 million at December 31, 2007. Such decrease is consistent with the first nine months of 2007 and was primarily a result of seasonal trends of business customers in our Door County market. Non-interest bearing deposits at September 30, 2008 decreased $13.4 million (14.2%) to $80.7 million from $94.1 million at December 31, 2007, as public fund customers shifted balances to interest bearing accounts during 2008. Interest-bearing deposits at September 30, 2008 decreased $28.4 million (3.6%) to $761.7 million from $790.1 million at December 31, 2007.

Brokered CDs decreased $8.1 million (6.2%) to $122.8 million at September 30, 2008 compared to $130.9 million at December 31, 2007 Increased competition for consumer deposits and customer awareness of interest rates continues to limit our core deposit growth and may require increased reliance on the brokered CD market.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2008 through competitive pricing of deposit products and through our pre-established branch delivery systems. We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. We also may increase brokered CDs during the remainder of 2008 as an additional source of funds to support loan growth or other asset and liability needs in the event that core deposit growth goals are not achieved. Under that scenario, we will continue to look at other wholesale sources of funds if the brokered CD market were to become illiquid or more costly. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank (“FHLB”).

Other Funding Sources

Securities under agreements to repurchase and federal funds purchased at September 30, 2008 increased $17.1 million (62.9%) to $44.3 million from $27.2 million at December 31, 2007. Federal funds purchased decreased $16.1 million (100%), offset by an increase in repurchase agreements of $33.2 million (301.3%).

FHLB advances decreased nominally from $85.2 million at December 31, 2007, to $85.1 million at September 30, 2008. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits, or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand. We anticipate we will continue to use wholesale funding sources of this nature if these borrowings add incrementally to overall profitability.

Long-term Debt

In March 2006, we issued $16.1 million of variable rate, trust preferred securities and $0.5 million of trust common securities through Baylake Capital Trust II that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At September 30, 2008, the interest rate on these securities was 5.11%. These securities were issued to replace the trust-preferred securities issued in 2001 through Baylake Capital Trust I. For banking regulatory purposes, these securities are considered Tier 1 capital.

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

The following table summarizes our significant contractual obligations and commitments at September 30, 2008:

CONTRACTUAL OBLIGATIONS
($ in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total

Certificates of deposit and other time deposit obligations	$288,816	$107,515	$14,816	$—	$411,147
Federal funds purchased and repurchase agreements	44,276	—	—	—	44,276
Federal Home Loan Bank advances	20,096	65,000	—	—	85,096
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	36	35	—	—	71

Total	$353,224	$172,550	$14,816	$16,100	$556,690

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
($ in thousands)

	September 30, 2008	December 31, 2007

Commitments to fund home equity line loans	$41,391	$48,665
Commitments to fund residential real estate construction loans	2,787	2,246
Commitments unused on various other lines of credit loans	170,855	137,546

Total commitments to extend credit	$215,033	$188,457

Financial standby letters of credit	$8,152	$19,386

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. Our bank subsidiary and ourselves have different liquidity considerations.

Our primary sources of funds are dividends from our subsidiary, investment income, and net proceeds from borrowings. We may also undertake offerings of junior subordinated obligations and issue our common stock if and when we deem it prudent to do so. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions - Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders during the first three quarters of 2008. In addition, in order to pay dividends during the last quarter of 2008, we will need to seek prior approval from WDFI as well as the Federal Reserve Board. There is no assurance, however, that we would receive such approval if sought.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from deposit growth, payments on and maturities of loans, the payments on and maturities of the investment portfolio, access to other funding sources, marketability of certain assets, the ability to use loan and investment portfolios as collateral for secured borrowings and a strong capital position.

Maturing investments have historically been a primary source of liquidity. For the nine months ended September 30, 2008, principal payments totaling $18.9 million were received on investments. However, we purchased $55.4 million in investments in the same period. At September 30, 2008 the investment portfolio contained $19.1 million of U.S. Treasury and federal agency backed securities and $139.8 million of mortgage-backed securities issued by U.S. government agencies, representing 8.5% and 62.4%, respectively of the total investment portfolio. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the September 30, 2008 Consolidated Statements of Cash Flows, resulted in $41.7 million of cash outflow during the first nine months of 2008. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $8.1 million to $122.8 million during the nine-month period ended September 30, 2008 versus $130.9 million at December 31, 2007. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $249.5 million, or 33.4%, of total loans, maturing within one year of September 30, 2008. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at September 30, 2008, federal funds purchased and securities sold under agreements to repurchase totaled $44.3 million compared to $27.2 million at the end of 2007. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $85.1 million at September 30, 2008 and $85.2 million at December 31, 2007.

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

In assessing liquidity, historical information such as seasonality, local economic cycles and the economy in general are considered along with our current financial position and projections. We believe that in the current economic environment our liquidity position is adequate. To our knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in material increases or decreases in our liquidity.

Capital Resources

Stockholders’ equity at September 30, 2008 and December 31, 2007 was $75.5 million and $80.3 million, respectively. In total, stockholders’ equity decreased $4.8 million (6.0%). The decrease in stockholders’ equity in 2008 was primarily related to an increase in comprehensive loss of $5.0 million (as a result of an increase in unrealized losses on available-for-sale securities); partially offset by our net income of $0.1 million. The ratio of stockholders’ equity to assets decreased to 7.0% at September 30, 2008 from 7.3% at December 31, 2007.

No cash dividends were declared during the first nine months of 2008 versus cash dividends of $0.48 per share declared during the first nine months of 2007. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on the Company’s common stock. The payment of dividends in relationship to our financial position continues to be monitored on a quarterly basis and our intentions are to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts.

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

For the first nine months of 2008 and throughout all of 2007, we were categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since such categorization that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

On October 14, 2008, the United States Treasury Department (“the Treasury”) announced the creation of its voluntary Troubled Asset Relief Program (“TARP”) in furtherance of the recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”). Under this program, the Treasury proposed to purchase up to $250 billion of non-voting senior preferred stock from “Qualifying Financial Institutions” in an amount between 1% and 3% of the institution’s risk-weighted assets with a maximum of $25 billion per institution. TARP is intended to encourage United States financial institutions to build capital to support increased financing to United States businesses and consumers in support of the United States economy. Under the definitions of TARP, we would be considered a “Qualifying Financial Institution” and as such, could apply to participate in the program in an amount of between $8.6 million and $25.9 million. If we determine it is prudent to apply to receive capital under the TARP, the resulting perpetual preferred stock purchased by the Treasury would qualify as Tier 1 capital. Such preferred stock would have an annual, cumulative dividend of 5% for the first five years, increasing to 9% thereafter. As with any issuance of preferred stock, shares issued under TARP would have a dividend and liquidation preference over our common stock but would rank behind our other indebtedness. The Treasury’s purchase is conditional upon us complying with Section 111 of EESA regarding executive compensation. Additionally, we would be required to issue warrants to the Treasury to purchase shares of our common stock at an exercise price reflecting the market price of our common stock at the time of warrant issuance. Our management and Board continue to evaluate the details of the TARP to determine whether it would be in the best interest of the company and our shareholders for us to apply to participate. If we elect to participate, we will need to call a special meeting of our shareholders in order to amend our articles of incorporation to authorize the preferred stock to be issued to the Treasury prior to closing of the purchase by the Treasury. The deadline for application is currently 5:00 pm (EST), November 14, 2008.

We have no material commitments for capital expenditures.

The following table presents our and our subsidiary’s capital ratios as of September 30, 2008 and December 31, 2007:

CAPITAL RATIOS
($ in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2008
Total Capital (to Risk Weighted Assets)
Company	$101,189	11.73%	$69,001	8.00%	N/A	N/A
Bank	$99,684	11.55%	$69,051	8.00%	$86,314	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$90,385	10.48%	$34,500	4.00%	N/A	N/A
Bank	$88,873	10.30%	$34,525	4.00%	$51,788	6.00%
Tier 1 Capital (to Average Assets)
Company	$90,385	8.36%	$43,232	4.00%	N/A	N/A
Bank	$88,873	8.22%	$42,256	4.00%	$54,070	5.00%

As of December 31, 2007
Total Capital (to Risk Weighted Assets)
Company	$101,050	11.32%	$71,421	8.00%	N/A	N/A
Bank	$99,483	11.13%	$71,477	8.00%	$89,346	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$89,882	10.07%	$35,710	4.00%	N/A	N/A
Bank	$88,306	9.88%	$35,739	4.00%	$53,607	6.00%

Tier 1 Capital (to Average Assets)
Company	$89,882	8.34%	$43,125	4.00%	N/A	N/A
Bank	$88,306	8.19%	$43,153	4.00%	$53,941	5.00%

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

Our earnings are derived from the operations of our direct and indirect subsidiaries with particular reliance on net interest income, calculated as the difference between interest earned on loans and investments and the interest expense paid on deposits and other interest bearing liabilities, including advances from FHLB and other subordinated debentures. Like other financial institutions, our interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Board of Governors of the Federal Reserve System. Changes in the economic environment may influence, among other matters, the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Fluctuations in interest rates are not predictable or controllable.

As of September 30, 2008, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2007, as described in our 2007 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at September 30, 2008.

INTEREST SENSITIVITY
($ in thousands)

Change in Net Interest Income over One Year Horizon
	At September 30, 2008			At December 31, 2007
Change in levels of interest rates	Dollar change	Percentage change		Dollar change	Percentage change

+200 bp	($1,812)	(6.5%	)	($2,934)	(9.0%	)
+100 bp	(889)	(3.2%	)	(1,481)	(4.5%	)
Base	—	—		—	—
-100 bp	2,204	7.9%		1,372	4.2%
-200 bp	3,915	14.0%		2,716	8.3%

As shown above, at September 30, 2008, the effect of an immediate 200 basis point increase in interest rates would decrease our net interest income by $1.8 million or 6.5%. The effect of an immediate 200 basis point reduction in rates would increase our net interest income by $3.9 million or 14.0%.

During the first nine months of 2008, the Bank shortened the duration of its liabilities by replacing fixed rate wholesale borrowings with either variable rate or short term borrowings and by offering rate incentives in the form of a short term CD special to attract retail customers to shorter term deposits. This effort has contributed to the shift from a position of slight asset sensitivity to one of liability sensitivity.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2007. Other than the risk factor described below, there have been no material changes to the risk factors affecting us since then.

We May Be Adversely Affected by Current Economic and Market Conditions

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and us in particular. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate our exposure to credit risk. The United States Department of the Treasury and the Federal Deposit Insurance Corporation have instituted programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to our participation in such programs and their subsequent impact on us also remain uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2008 we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The following exhibits are furnished herewith:

Exhibit Number	Description

31.1	Certification under Section 302 of Sarbanes-Oxley Chief Executive Officer, is attached hereto.

31.2	Certification under Section 302 of Sarbanes-Oxley Chief Financial Officer, is attached hereto.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	November 10, 2008	/s/ Robert J. Cera

Robert J. Cera
President and Chief Executive Officer

Date:	November 10, 2008	/s/ Kevin L. LaLuzerne

Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of Sarbanes-Oxley Chief Executive Officer.

31.2	Certification under Section 302 of Sarbanes-Oxley Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.

