Form 10-Q
period 2009-03-31
BAYLAKE CORP
filed 2009-05-08
CIK 275119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

Number of outstanding shares of common stock as of May 8, 2009: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BAYLAKE CORP.

CONSOLIDATED BALANCE SHEETS

March 31, 2009 (Unaudited) and December 31, 2008

(Dollar amounts in thousands except share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from financial institutions	$58,666	$23,085
Federal funds sold	557	397
Cash and cash equivalents	59,223	23,482

Securities available for sale	182,611	225,417
Loans held for sale	2,850	368
Loans, net of allowance of $14,680 and $13,561 at March 31, 2009 and December 31, 2008, respectively	705,803	715,161
Cash value of life insurance	23,397	23,435
Premises held for sale	2,006	2,006
Premises and equipment, net	24,178	24,451
Federal Home Loan Bank stock	6,792	6,792
Foreclosed properties, net	7,546	7,143
Goodwill	6,108	6,108
Deferred income taxes	14,764	13,501
Accrued interest receivable	3,896	3,968
Other assets	9,716	11,081

Total assets	$1,048,890	$1,062,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$63,257	$73,537
Interest-bearing	781,460	776,221
Total deposits	844,717	849,758
Federal Home Loan Bank advances	85,095	85,095
Federal funds purchased and repurchase agreements	22,303	30,174
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	12,241	12,832
Total liabilities	980,456	993,959

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-8,132,552 shares at March 31, 2009 and December 31, 2008;
Outstanding-7,911,539 shares at March 31, 2009 and December 31, 2008	40,662	40,662
Additional paid-in capital	11,978	11,977
Retained earnings	23,781	21,499
Treasury stock (221,013 shares at March 31, 2009 and December 31, 2008)	(3,549)	(3,549)
Accumulated other comprehensive loss	(4,438)	(1,635)
Total stockholders’ equity	68,434	68,954

Total liabilities and stockholders’ equity	$1,048,890	$1,062,913

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three months ended March 31, 2009 and 2008

(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$9,908	$12,908
Taxable securities	2,065	2,050
Tax exempt securities	527	567
Federal funds sold and other	13	82
Total interest and dividend income	12,513	15,607
Interest expense
Deposits	4,353	7,121
Federal funds purchased and repurchase agreements	71	168
Federal Home Loan Bank advances and other debt	538	865
Subordinated debentures	113	250
Total interest expense	5,075	8,404
Net interest income	7,438	7,203
Provision for loan losses	1,200	300
Net interest income after provision for loan losses	6,238	6,903
Non-interest income
Fees from fiduciary services	126	193
Fees from loan servicing	175	217
Fees from other services to customers	1,252	1,408
Gains from sales of loans	227	133
Net change in valuation of mortgage servicing rights	(73)	(116)
Net gains from sale of securities	2,762	308
Net change in cash surrender value of life insurance	(38)	(58)
Income in equity of UFS subsidiary	82	185
Other income	23	45
Total non-interest income	4,536	2,315
Non-interest expenses
Salaries and employee benefits	4,184	4,408
Occupancy expense	669	645
Equipment expense	325	322
Data processing and courier	242	318
Operation of foreclosed properties	92	175
Other operating expenses	1,915	1,974
Total non-interest expenses	7,427	7,842
Income before provision for income taxes	3,347	1,376
Provision for income taxes	1,065	211
Net income	$2,282	$1,165
Basic earnings per share	$0.29	$0.15
Diluted earnings per share	$0.29	$0.15

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Unaudited)

Three months ended March 31, 2009

(Dollar amounts in thousands except for share and per share data)

	Common Stock		Additional Paid-in	Retained	Treasury	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Stock	(loss)	Equity

Balance, December 31, 2008	7,911,539	$40,662	$11,977	$21,499	$(3,549)	$(1,635)	$68,954

Net income for the period	—	—	—	2,282	—	—	2,282
Changes in unrealized loss on securities available for sale	—	—	—	—	—	(1,842)	(1,842)
Reclassification adjustment for net gains realized in income						(2,762)	(2,762)
Tax effect						1,801	1,801
Total comprehensive loss							(2,803)
Stock options forfeited	—	—	1	—	—	—	1

Balance, March 31, 2009	7,911,539	$40,662	$11,978	$23,781	$(3,549)	$(4,438)	$68,434

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months ended March 31, 2009 and 2008

(Dollar amounts in thousands)

	2009	2008
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,282	$1,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340	358
Amortization of core deposit intangible	13	13
Provision for losses on loans	1,200	300
Net amortization of premium/discount on securities	29	(11)
Decrease in cash surrender value of life insurance	38	58
Net gain on sale of securities	(2,762)	(308)
Net gain on sale of loans	(227)	(133)
Proceeds from sale of loans held for sale	17,852	10,067
Origination of loans held for sale	(20,130)	(9,263)
Net change in valuation on mortgage servicing rights	73	116
Provision for valuation allowance on foreclosed properties	41	133
Net (gain) loss from disposal of other real estate	(36)	21
Net (gain) loss from disposal of bank premises and equipment	(6)	2
Stock option compensation expense recognized	1	—
Provision for (benefit from) deferred tax expense	538	(349)
Changes in assets and liabilities:
Accrued interest receivable and other assets	1,373	688
Accrued expenses and other liabilities	(591)	(744)
Net cash provided by operating activities	28	2,113

Cash flows from investing activities:
Principal payments on securities available-for-sale	46,377	5,722
Proceeds from sale of securities available-for-sale	152,666	12,476
Purchase of securities available-for-sale	(158,108)	(19,353)
Proceeds from sale of foreclosed properties	751	336
Proceeds from sale of premises and equipment	6	—
Loan originations and payments, net	7,000	11,905
Additions to premises and equipment	(67)	(180)
Net cash provided by investing activities	48,625	10,906

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months ended March 31, 2009 and 2008

(Dollar amounts in thousands)

	2009	2008
Cash flows from financing activities:
Net change in deposits	$(5,041)	$(21,728)
Net change in federal funds purchased and repurchase agreements	(7,871)	(8,419)
Repayments on Federal Home Loan Bank advances	(20,000)	(2)
Proceeds from Federal Home Loan Bank advances	20,000	—
Issuance of stock pursuant to dividend reinvestment plan	—	266
Cash dividends paid	—	(1,262)
Net cash used in financing activities	(12,912)	(31,145)

Net change in cash and cash equivalents	35,741	(18,126)

Beginning cash and cash equivalents	23,482	46,381

Ending cash and cash equivalents	$59,223	$28,255

Supplemental cash flow information:
Interest paid	$4,988	$8,360
Income taxes paid	—	—

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	1,158	3,318
Mortgage servicing rights resulting from sale of loans	24	14

See accompanying notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Dollars amounts in thousands, except per share data)

1.

The accompanying consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the consolidated financial position as of March 31, 2009 and the results of operations for the three month periods ending March 31, 2009 and 2008. The consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the entire year.

2.	Use of Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, our management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, foreclosed properties, servicing rights, income tax expense and fair values of financial instruments are particularly subject to change.

3.	Earnings Per Share

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares and common stock equivalents. The following table shows the computation of the basic and diluted earnings per share:

EARNINGS PER SHARE

($ in thousands, excluding per share data)

Three months ended March 31,

	2009	2008
(Numerator):

Net income	$2,282	$1,165
(Denominator):
Weighted average number of common shares outstanding- basic	7,911,539	7,911,539
Dilutive effect of stock options	—(1)	—(1)

Weighted average number of common shares outstanding- diluted	7,911,539	7,911,539

Basic Earnings Per Share	$0.29	$0.15

Diluted Earnings Per Share	$0.29	$0.15

(1) At March 31, 2009 and 2008, there were 73,628 and 156,114 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Dollars amounts in thousands, except per share data)

4.	Cash Dividends

Beginning in February 2008, the Board of Directors, in consultation with our federal and state regulators, elected to forego the payment of normal quarterly cash dividends on the common stock of Baylake Corp. (the “Company”). The Company will continue to monitor the feasibility of a dividend payment on a quarterly basis and intends to reinstate payment of dividends at the earliest appropriate time. The Company’s ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. There can be no assurance when or if the Company will resume payment of quarterly dividends at historical levels or at all. In order to pay dividends, advance approval from the Wisconsin Department of Financial Institutions as well as the Federal Reserve Board will need to be obtained.

5.	Adoption of New Accounting Standards

In November 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160 Non-controlling Interest in Consolidated Financial Statements – an amendment to ARB No. 51. SFAS 160 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The adoption of SFAS 160 was effective for the Company on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.

In February 2008, the FASB issued FASB Staff Position (FSP) 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP 140-3 requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under SFAS 140, unless certain criteria are met, then the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under SFAS 140. FSP 140-3 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP-140-3 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires entities to provide enhanced qualitative disclosures about objectives and strategies with respect to an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.

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

In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 require enhanced disclosures about the transfers of financial assets and interests in variable interest entities. FSP 140-4 and FIN 46(R)-8 are effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Dollars amounts in thousands, except per share data)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The FSP modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. The new FSP would require management to assert that (a) it does have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. The FSP changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In April 2009, FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. SFAS 157-4 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS 157 Fair Value Measurements. FSP SFAS 157-4 is effective for the Company’s interim and annual periods ending after June 15, 2009 and is not anticipated to have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, require disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending June 30, 2009. As FSP 107-1 and APB 28-1 amend only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s consolidated statements of operations and financial condition.

6.	Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). None of our securities available for sale at March 31, 2009 were measured using Level 1 inputs.

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Dollars amounts in thousands, except per share data)

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

The fair value of both Foreclosed Properties and Impaired Loans are based on review of comparable collateral in similar marketplaces and analysis of expected cash flows of the loan in relationship to the agreed terms of the loan. (Level 3 inputs).

Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS

($ in thousands)

	Fair Value Measurements

	At March 31, 2009	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$182,611	$32,868	$149,743	$—
Servicing rights	810	—	810	—
Total	$183,421	$32,868	$150,553	$—

	At December 31, 2008	Level 1	Level 2	Level 3
Assets:
Securities available for sale	$225,417	$—	$225,417	$—

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS

($ in thousands)

	Fair Value Measurements

	At March 31, 2009	Level 1	Level 2	Level 3
Assets:
Impaired loans	$40,743	$—	$—	$40,743
Foreclosed Properties	7,546	—	—	7,546
	$48,289	$—	$—	$48,289

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Dollars amounts in thousands, except per share data)

	At December 31, 2008	Level 1	Level 2	Level 3
Assets:
Servicing rights	$860	$—	$860	$—
Impaired loans	26,299	—	—	26,299
Foreclosed properties	7,143	—	—	7,143
	$34,302	$—	$860	$33,442

Impaired loans with a carrying value of $40.7 million were measured for impairment using the fair value of collateral for collateral dependent loans, resulting in an allowance for loan losses (“ALL”) of $7.2 million related to these loans at March 31, 2009.

7.	Equity Investment

As of March 31, 2009 and December 31, 2008 Baylake Bank owned a 49.8% interest in United Financial Services, Inc. (“UFS”), a data processing service company. Our ownership interest had a value of $4.5 million at March 31, 2009 and $4.4 million at December 31, 2008 and is reflected in Other Assets in our consolidated balance sheets. In addition to the ownership interest, we have a right to appoint one member to the three member Board of Directors of UFS. The investment in this entity is carried under the equity method of accounting, and the pro rata share of its income is included in other income. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The individual exercised the option with respect to 120 shares on January 15, 2007 at $1,000 per share and subsequently sold these shares back to UFS for book value. The net result was recognition of $0.4 million of goodwill upon redemption of the shares. Current book value of UFS is approximately $8,909 per share. Any future exercise of the options and issuance of the underlying shares will have the effect of reducing our investment in UFS and result in a dilution of UFS earnings per share. There will not be a material impact to the carrying value of the asset on our consolidated balance sheet.

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

The ALL consists of a specific component on specific loans and a general component for loans without specific reserves. The components of the ALL represent estimations pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The specific component of the ALL reflects estimated losses from analyses developed through review of individual loans deemed impaired. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component is based on the Company’s historical loss experience which is updated quarterly. The general component of the allowance for loan losses also includes consideration of concentrations, changes in portfolio mix and volume and other qualitative factors.

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Dollars amounts in thousands, except per share data)

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

Changes in the ALL were as follows ($ in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the three months ended March 31,

	2009	2008
Balance at beginning of period	$13,561	$11,840
Provision for loan losses	1,200	300
Charge-offs	(131)	(208)
Recoveries	50	82
Balance at end of period	$14,680	$12,014

Information regarding impaired loans is as follows ($ in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Impaired loans with no allocated ALL	$8,165	$17,755	$—	$—	$1,250
Impaired loans with allocated ALL	$40,743	$26,299	$38,234	$36,312	$35,993
ALL allocated to non performing loans	$7,192	$6,019	$6,854	$6,826	$6,341

Average impaired loans during the period	$46,822	$42,970	$38,752	$36,993	$37,635

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

Non performing loans are as follows:

BAYLAKE CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Dollars amounts in thousands, except per share data)

NON PERFORMING LOANS

	Quarters Ended
	3/31/09	12/31/08	9/30/08	6/30/08	3/31/08
	($ in thousands)
Nonaccrual Loans	$48,480	$43,687	$38,234	$36,312	$37,243
Loans restructured in a troubled debt restructuring	428	367	—	—	—
Total Nonperforming Loans	$48,908	$44,054	$38,234	$36,312	$37,243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. is a Wisconsin corporation that is registered with the Federal Reserve as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our wholly-owned banking subsidiary, Baylake Bank, is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services to our business, retail, and municipal customers, as well as a full range of trust, investment and cash management services. Baylake Bank is a member of the Federal Reserve and Federal Home Loan Bank.

The following sets forth management’s discussion and analysis of our consolidated financial condition at March 31, 2009 and December 31, 2008 and our consolidated results of operations for the three months ended March 31, 2009 and 2008. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which are incorporated herein by reference, and other risks that may be identified or discussed in this Report.

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

The ALL consists of specific reserves on individual loans, general reserves on homogeneous pools of loans and an unallocated component reflecting the imprecision of the calculation. The components of the allowance represent an estimate pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The reserve component of the ALL on specific loans reflects expected losses based on analyses of impaired loans over a fixed dollar amount. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans including estimating the amount and timing of future cash flows and collateral values. The reserve component on homogeneous pools of loans is based on our historical loss experience, which is updated quarterly. This component of the ALL also includes consideration of concentration changes in portfolio mix and volume and other qualitative factors. The unallocated component represents the portion of the allowance not specifically identified with specific loans or pools of loans.

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

The following table presents the components of the ALL:

COMPONENTS OF ALL

($ in thousands)

	As of
	3/31/09	12/31/08	9/30/08	6/30/08	3/31/08

Component 1 – Specific credit allocation	$7,192	$6,019	$6,854	$6,826	$6,341
Component 2 – General reserves: historical	6,221	6,408	4,591	4,366	4,506
General reserves: other	1,001	1,064	1,157	1,134	1,167
Unallocated	266	70	2	1	—
Allowance for Loan Losses	$14,680	$13,561	$12,604	$12,327	$12,014

Changes in the ALL were as follows for the quarters presented:

ALLOWANCE FOR LOAN LOSSES

($ in thousands)

	As of
	3/31/09	12/31/08	9/30/08	6/30/08	3/31/08

Balance at beginning of period	$13,561	$12,604	$12,327	$12,014	$11,840
Provision for loan losses	1,200	13,600	3,200	861	300
Charge-offs	(131)	(12,858)	(2,990)	(611)	(208)
Recoveries	50	215	67	63	82
Balance at end of period	$14,680	$13,561	$12,604	$12,327	$12,014

During the fourth quarter of 2008, two related credit relationships totaling $19.3 million experienced significant cash flow concerns. Prior to the fourth quarter of 2008, these relationships had been paying as agreed and in management’s opinion, did not represent increased credit risk. As a result of our evaluation of these relationships, a provision of $10.2 million was charged to earnings of which $5.9 million relating to one of the relationships was charged off against ALL during the quarter ended December 31, 2008. During the first quarter of 2009, the ALL relating to these relationships was reduced to $4.1 million, reflecting a payment of $0.2 million. Subsequent to March 31, 2009, we received an additional partial payment in the amount of $5.6 million and charged off an additional $2.7 million against the ALL relating to one of the relationships. We continue to monitor both credits and believe that the remaining ALL of $1.4 million relating to these credits is appropriate and adequate based on all information available to us as of the date of this Report.

Foreclosed Properties:

Foreclosed properties acquired through or in lieu of loan foreclosure are initially recorded at lower of cost or fair value when acquired, less estimated costs to sell, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Any costs incurred with respect to such assets after acquisition are expensed as incurred.

Provision for Impairment of Standby Letters of Credit:

The provision for impairment of standby letters of credit represents management’s estimate of probable incurred losses on off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of further impairment, a provision for impairment of standby letter of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. At March 31, 2009, the allowance for impairment of standby letters of credit was $3.0 million.

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

Income tax expense may be affected by developments in the state of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of our bank located in the state of Nevada holds and manages various investment securities. Because these subsidiaries are located outside Wisconsin, income from their operations has not historically been subject to Wisconsin state taxation. Although the WDOR issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions at the time such subsidiaries were formed, the WDOR subsequently changed its positions and, following a formal audit by the WDOR, we negotiated a settlement to resolve all Wisconsin tax matters for all tax years through and including 2006 and 2007 for all issues arising in connection with our Nevada Subsidiary. This settlement will be paid over three years in equal installments (the “Settlement Payments”). We previously accrued more than a sufficient amount to cover the Settlement Payments; accordingly, the Settlement Payments will not have a material impact on our operations going forward. The first installment was paid to WDOR during the fourth quarter of 2008.

In February 2009, the State of Wisconsin passed legislation that requires tax reporting on a consolidated basis (known as “combined reporting”) effective January 1, 2009. Under such legislation, the income of our Nevada subsidiary which was previously not subject to state income tax, will be required to report earnings to the state of Wisconsin and pay applicable income taxes. We are still evaluating this legislation and have not yet fully determined its effect on the recorded value of our deferred tax assets or its overall financial impact.

Results of Operations

The following table sets forth our results of operations and related summary information for the three month periods ended March 31, 2009 and 2008.

SUMMARY RESULTS OF OPERATIONS

($ in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Net income	$2,282	$1,165
EPS-basic	$0.29	$0.15
EPS-diluted	$0.29	$0.15
Cash dividends declared	$—	$—

Return on average assets	0.87%	0.43%
Return on average equity	12.98%	5.71%
Efficiency ratio(1)	77.61%	81.70%

(1)

Non-interest expense divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains and net gains on the sale of premises and equipment.

Net income of $2.3 million for the three months ended March 31, 2009 increased from net income of $1.2 million for the comparable period in 2008. Net interest income increased $ 0.2 million for the quarter ended March 31, 2009 versus the comparable quarter last year resulting from a $3.3 million decline in interest expense partially offset by a $3.1 million reduction in interest income. Additionally, a PFLL of $1.2 million was charged to earnings for the first quarter of 2009, versus a PFLL of $0.3 million taken during the comparable quarter of 2008. Finally, $2.8 million of gain on the sale of securities was realized during the quarter ended March 31, 2009, versus $0.3 million taken in 2008. Refer to the “Net Interest Income”, “Provision for Loan Losses”, “Non-Interest Expense” and “Non-Interest Income” sections below for additional details.

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

Average interest rates on both loans and deposits were lower during the first three months of 2009 compared to 2008, due in part to changing economic conditions and the continued reduction in the Fed Funds target rate. In mid December 2008, the intended Fed Funds target rate was set by the Federal Reserve Board at 0-0.25% and has remained at this level throughout the first quarter of 2009.

Interest rate spread is the difference between the interest rate earned on average earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread increased 27 basis points (“bps”) to 3.10% for the first quarter of 2009 compared to the same period in 2008, resulting primarily from a 142 bps decrease in the cost of interest bearing liabilities from 3.66% to 2.24% partially offset by a 115 bp decrease in the yield on earning assets from 6.49% to 5.34%. At December 31, 2008, the balance sheet was slightly liability sensitive (meaning liabilities will reprice more quickly than assets). Therefore as the economic climate continued to reduce interest rates in our competitive environment, our deposits have repriced downward at a faster pace than our loans. Additionally, many of the terms of the loans comprising our balance sheet contain interest rate floors which were achieved during the fourth quarter of 2008 and first quarter of 2009, allowing a widening of our interest rate spread.

Net interest income on a tax-equivalent basis was $7.8 million for the three months ended March 31, 2009 and $7.6 million for the same period in 2008. The increase for the current quarter resulted primarily from a decrease in interest expense on funding costs partially offset by a decrease in interest received on loans, each reflecting the continued decline in prevailing interest rates.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the first quarter of 2009 was 3.23%, up 15 bps from 3.08% for the comparable period in 2008.

For the three months ended March 31, 2009, average interest-earning assets decreased $15.6 million (1.6%) from the same period in 2008. Decreases in average loans of $24.4 million (3.2%) and in average tax-exempt securities of $3.5 million (6.2%) were offset in part by a $1.6 million (0.9%) increase in average taxable securities and a $10.8 million increase in Federal Funds Sold and interest-bearing due from banks.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS

($ in thousands)

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans, net	$726,967	$10,000	5.58%	$751,360	$13,003	6.96%
Taxable securities	174,310	2,065	4.74%	172,733	2,050	4.75%
Tax exempt securities	53,456	799	5.98%	56,987	859	6.06%
Federal funds sold and interest bearing due from banks	19,667	13.026%		8,924	82	3.69%
Total earning assets	974,400	12,877	5.34%	990,004	15,994	6.49%
Non-interest earning assets	92,350			93,661

Total assets	$1,066,750			$1,083,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Total interest-bearing deposits	$787,135	4,354	2.24%	$803,831	7,122	3.56%
Short-term borrowings	1,233	2	0.69%	4,121	34	3.41%
Customer repurchase agreements	27,896	69	1.01%	13,830	133	3.86%
Federal Home Loan Bank advances	85,117	538	2.56%	85,171	865	4.08%
Subordinated debentures	16,100	113	2.85%	16,100	250	6.24%
Total interest-bearing liabilities	917,481	5,076	2.24%	923,053	8,404	3.66%

Demand deposits	65,619			66,889
Accrued expenses and other liabilities	12,311			12,051
Stockholders’ equity	71,339			81,672

Total liabilities and stockholders’ equity	$1,066,750			$1,083,665

Net interest income		$7,801			$7,590
Interest rate spread			3.10%			2.83%
Net interest margin			3.23%			3.08%

RATE/VOLUME ANALYSIS (1)

Three Months ended March 31, 2009 compared to the Three Months ended March 31, 2008

	Increase (Decrease) due to
	Volume	Rate	Net
Interest income:
Loans (2)	$(1,623)	$(1,380)	$(3,003)
Taxable securities	(167)	182	15
Tax exempt securities	(212)	152	(60)
Federal funds sold and interest bearing due from banks	157	(226)	(69)
Total earning assets	(1,845)	(1,272)	(3,117)

Interest expense:
Total interest bearing deposits	(948)	(1,820)	(2,768)
Short term borrowings	(62)	30	(32)
Customer repurchase agreements	310	(374)	(64)
FHLB advances	(2)	(325)	(327)
Subordinated debentures	—	(137)	(137)
Long term debt	—	—	—
Total interest-bearing liabilities	(702)	(2,626)	(3,328)

Net interest income	$(1,143)	$1,354	$211

(1)	The change in interest due to both rate and volume has been allocated proportional to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34% for all periods presented.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average earning assets to average total assets. This ratio was 91.3% and 91.4% for the first three months of 2009 and 2008, respectively.

Provision for Loan Losses

The PFLL is the cost of providing an allowance for probable and inherent losses. The allowance consists of specific and general components. Our internal risk system is used to identify loans that meet the criteria for being “impaired” under the definition of SFAS 114. The specific component relates to loans that are individually classified as impaired. These loans identified for impairment are assigned a specific reserve based upon that analysis. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include repayment risk, employment and inflation statistics concentration risk based on industry type, new product growth and portfolio growth.

The PFLL for the three months ended March 31, 2009 was $1.2 million representing new impairments not previously identified with associated loan balances totaling $8.8 million. This compared to a $0.3 million provision taken in the comparable quarter of 2008.

Net loan charge-offs for the first three months of 2009 were $0.1 million unchanged from the same period in 2008. Net annualized charge-offs to average loans were 0.04% for the first three months of 2009 compared to 0.07% for the same period in 2008. For the three months ended March 31, 2009, non-performing loans increased by $4.8 million (10.9%) to $48.9 million from $44.1 million at December 31, 2008 and increased $11.7 million (31.5%) from $37.2 million at March 31, 2008. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Our management believes that the ALL at March 31, 2009 and the related PFLL taken for the three months ended March 31, 2009 is appropriate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make additional provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Financial Condition - Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Non-Interest Income

The following Table reflects the various components of non-interest income for the three months ended March 31, 2009 and 2008, respectively.

NON-INTEREST INCOME

($ in thousands)

	Three months ended March 31,
	2009	2008	% Change
Fees from fiduciary services	$126	$193	(34.7%	)
Fees from loan servicing	175	217	(19.4%	)
Service charges on deposit accounts	920	924	(0.4%	)
Other fee income	187	163	14.7%
Financial services income	145	321	(54.8%	)
Gains from sales of loans	227	133	70.7%
Net change in valuation of mortgage servicing rights	(73)	(116)	37.1%
Net gains from sale of securities	2,762	308	796.8%
Change in cash surrender value of life insurance	(38)	(58)	34.5%
Income in equity of UFS subsidiary	82	185	(55.7%	)
Other income	23	45	(48.9%	)
Total Non-Interest Income	$4,536	$2,315	95.9%

Non-interest income increased $2.2 million (95.9%) for the three months ended March 31, 2009 versus the comparable period in 2008. This was primarily due to $2.8 million of securities gains realized for the three months ended March 31, 2009 versus $0.3 million for the same period in 2008, partially offset by a $0.2 million decrease in financial services income due to decline in trading activity on behalf of customers, a $0.1 million decrease in income in equity of UFS subsidiary reflecting a reduction of equity income from implementation of a volume discount and $0.1 million decrease in fees from fiduciary services calculated on market values of related estates.

Non-Interest Expense

The following Table reflects the various components of non-interest expense for the three months ended March 31, 2009 and 2008, respectively.

NON-INTEREST EXPENSE

($ in thousands)

	Three months ended March 31,		%
	2009	2008	Change
Salaries and employee benefits	$4,184	$4,408	(5.1%	)
Occupancy	669	645	3.7%
Equipment	325	322	0.9%
Data processing and courier	242	318	(23.9%	)
Operation of foreclosed properties	188	175	7.4%
Business development & advertising	177	172	2.9%
Charitable contributions	31	26	19.2%
Stationary and supplies	125	132	(5.3%	)
Director fees	143	148	(3.4%	)
FDIC premiums	393	124	216.9%
Legal and professional	310	323	(4.0%	)
Loan and collection	221	341	(35.2%	)
Other operating	419	708	(40.8%	)
Total Non-Interest Expense	$7,427	$7,842	(5.3%	)

Non-interest expense decreased $0.4 million (5.3%) to $7.4 million for the three months ended March 31, 2009 compared to $7.8 million for the same period in 2008. The non-interest expense to average assets ratio was 2.8% for the three months ended March 31, 2009 compared to 2.9% for the same period in 2008.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expense to average assets ratio decreased to 1.1% for the three months ended March 31, 2009 compared to 2.0% for the same period in 2008. The efficiency ratio represents total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income (excluding net gains on the sale of securities and premises and equipment). The efficiency ratio decreased to 77.6% for the three months ended March 31, 2009 from 81.7% for the comparable period last year.

The decrease in salaries and employee benefits of $0.2 million (5.1%) to $4.2 million for the three-month period ended March 31, 2009 compared to the same period in 2008 reflects the fact that the number of full-time equivalent employees decreased from 320 as of March 31, 2008 to 311 as of March 31, 2009. Additionally, our discretionary year end contribution to the employees’ 401K by was eliminated effective January 1, 2009.

Data processing and courier expense decreased $0.1 million (23.9%) from the same period in 2008 due to a discount applied to our fees on behalf of our data processing provider effective January 1, 2009. This discount is determined on a volume basis and is anticipated to be applicable for the remainder of 2009.

Expenses related to the operation of foreclosed properties held for sale by the Bank remained unchanged at $0.2 million for the three-month period ended March 31, 2009 compared to the same period in 2008. We intend to continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and as a result, the related holding costs to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees.

Included in non-interest expenses are FDIC insurance premiums of $0.4 million for the three months ended March 31, 2009 compared to $0.1 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (DIF) between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Our bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. To ease the transition to the new system, insured institutions that had paid deposit insurance prior to 1997 were eligible for a one-time assessment credit based on their respective share of the aggregate assessment base. Our FDIC assessment for the first quarter of 2008 and for all of 2007 received and recorded after first quarter 2007, was offset by a portion of our one-time assessment credit. The final portion of the credit was applied to our FDIC assessment in the second quarter of 2008 and is therefore no longer available to offset future assessments which will result in future expense increases. Payments for the FICO portion will continue as long as FICO obligations remain outstanding.

In the fourth quarter of 2008, the FDIC Board issued for comment a proposal doubling bank premium rates as part of a five-year plan to recapitalize the Deposit Insurance Fund. The proposal increased by between 7 and 10 bps the entire premium schedule for the first quarter of 2009, raising the premium for well-capitalized institutions to between 12 and 20 bp, up from 5 to 10 bp. After the first quarter of 2009, the FDIC proposed adjusting the risk-based premium calculation to include new risk factors and the rate for well-capitalized banks would then be between the base rate of 10bp to a ceiling of 14 bp. The proposal, if enacted, would significantly increase our 2009 premiums from what we paid in 2008. We continue to monitor the proposed legislation and its impact on our organization.

Loan and collection expenses decreased $0.1 million (35.2%) to $0.2 million for the three months ended March 31, 2009 compared to $0.3 million for the three months ended March 31, 2008. We anticipate that as non-performing loans begin to stabilize and moderate, such expenses should follow a similar trend. Fees for outsourced legal fees relating to these loans accounted for $0.1 million of the expenses incurred during the first three months of 2009.

Income Taxes

Our income tax expense for the three months ended March 31, 2009 was $1.1 million, versus an expense of $0.2 million for the same period in 2008.

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

Balance Sheet Analysis

Loans

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS

($ in thousands)

	March 31, 2009	December 31, 2008	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$379,275	$381,765	(0.7%	)
1-4 family residential
First liens	83,026	81,329	2.1%
Junior liens	17,144	18,609	(7.9%	)
Home equity	36,205	34,498	4.9%
Commercial, financial and agricultural	109,412	110,432	(0.9%	)
Real estate-construction	66,360	69,838	(5.0%	)
Installment
Credit cards and related plans	1,697	1,627	4.3%
Other	11,019	11,249	(2.0%	)
Obligations of states and political subdivisions	16,823	19,858	(15.3%	)
Less: deferred origination fees, net of costs	(477)	(483)	(1.2%	)
Total	$720,484	$728,722	(1.1%	)

Total gross loans at March 31, 2009 decreased $8.2 million (1.1%) from $728.7 million at December 31, 2008 to $720.5 million at March 31, 2009. This was primarily due to a decrease of $2.5 million (0.7%) in commercial real estate mortgage loans, a decrease of $1.5 million (7.9%) in junior lien residential real estate mortgage loans, a decrease in real estate construction loans of $3.5 million (5.0%) and a decrease in obligations of states and political subdivisions of $3.0 million (15.3%) from December 31, 2008 to March 31, 2009, partially offset by increases of $1.7 million (2.1%) and $1.7 million (4.9%) in first lien and home equity real estate mortgage loans, respectively, for the same period.

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

At least quarterly, management reviews the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of SFAS No. 5, Accounting for Contingencies and SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loans exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on economic conditions as well as specific factors in the markets in which we operate.

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

The ALL at March 31, 2009 was $14.7 million, compared to $13.6 million at year-end 2008. This increase was based on management’s analysis of the loan portfolio risk at March 31, 2009 as discussed above. As such, a PFLL of $1.2 million was charged to earnings for the three months ended March 31, 2009 compared to a $0.3 million PFLL recorded for the same period ended March 31 2008.

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

NON-PERFORMING ASSETS

($ in thousands)

	March 31, 2009	December 31, 2008	March 31, 2008
Nonperforming Assets:
Nonaccrual loans	$48,480	$43,687	$37,206
Loans restructured in a trouble debt restructuring	428	367	—
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans (“NPLs”)	48,908	44,054	37,206
Foreclosed properties	7,546	7,143	8,127

Total nonperforming assets (“NPAs”)	$56,454	$51,197	$45,333

Ratios:
ALL to Net Charge-offs (“NCO’s”) (annualized)	4556.06%	83.50%	2384.73%
NCO’s to average loans (annualized)	0.04%	2.18%	0.07%
ALL to total loans	2.03%	1.86%	1.61%
NPL’s to total loans	6.76%	6.04%	4.99%
NPA’s to total assets	5.38%	4.82%	4.21%
ALL to NPL’s	32.97%	30.78%	32.29%

Non-performing loans increased $4.9 million (11.0%) during the three months ended March 31, 2009 and increased $11.7 million (31.5%) from March 31, 2008. The non-performing loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIES

($ in thousands)

	Three months ended March 31, 2009	Twelve months ended December 31, 2008	Three months ended March 31, 2008
Beginning Balance	$7,143	$5,167	$5,167
Transfer of net realizable value to foreclosed properties	1,158	8,328	3,317
Sales Proceeds, net	(813)	(2,623)	(336)
Net gain (loss) from sale of foreclosed properties	98	(119)	(21)
Provision for foreclosed properties	(40)	(3,610)	—

Total Foreclosed Properties	$7,546	$7,143	$8,127

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Three months ended March 31, 2009	Twelve months ended December 31, 2008
Beginning Balance	$3,391	$207
Provision charged to operations	40	3,610
Allowance recovered on properties disposed	(53)	(426)
Balance at end of period	$3,378	$3,391

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At March 31, 2009, the investment portfolio (which comprised investment securities available for sale) decreased $42.8 million (19.0%) to $182.6 million as compared to $225.4 million at December 31, 2008. At March 31, 2009, the investment portfolio represented 17.4% of total assets compared to 21.2% at December 31, 2008.

Securities available for sale consist of the following:

INVESTMENT SECURITY ANALYSIS

At March 31, 2009

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Treasury & other U.S. government approved agency securities	$3	$(332)	$36,371
Mortgage-backed securities of U.S. government sponsored agencies	1,663	(20)	93,675
Obligations of states & political subdivisions	507	(447)	42,390
Private placement and corporate bonds	—	(8,831)	7,824
Other securities	—	—	2,351
Total securities available for sale	$2,173	$(9,630)	$182,611

At December 31, 2008

($ in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Treasury & other U.S. government approved agency securities	$116	$—	$4,605
Mortgage-backed securities of U.S. government sponsored agencies	3,051	(36)	155,133
Obligations of states & political subdivisions	724	(931)	53,647
Private placement and corporate bonds	—	(5,777)	9,353
Other securities	—	—	2,679
Total securities available for sale	$3,891	$(6,744)	$225,417

The increase in unrealized losses during the first three months of 2009 is primarily due to a decline of $2.8 million (30.5%) in the fair market value of corporate trust preferred securities held in our investment portfolio. Total unrealized losses on these securities are $8.6 million at March 31, 2009, representing 89.6% of the total gross unrealized losses. Based on in-depth analysis of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no declines were deemed to be other than temporary. Additionally, we have the intent and ability to hold these securities until any recovery in the credit markets may occur, which may not be before maturity in some instances. If at any point in time any losses are considered other than temporary we would be required to expense the portion of the losses deemed to be permanent. The valuation of these securities is currently monitored by the Board of Directors and management on a monthly basis.

Premises Held for Sale

Premises held for sale represents vacant properties owned by the Bank that were purchased in 2006 to be held for future branch expansion opportunities, primarily in the Fox Valley area of Wisconsin. At this time, our intentions are not to expand in these markets and therefore, attempts are being made to sell these properties. No losses on the sale of these properties are anticipated at the date of this filing. In the event our future expansion plans were to change and these properties have not yet been sold they would be transferred back to Premises and Equipment.

Deposits

Total deposits at March 31, 2009 decreased $5.1 million (0.6%) to $844.7 million from $849.8 million at December 31, 2008. Such decrease was primarily a result of seasonal trends of business customers in our Door County market. Non-interest bearing deposits at March 31, 2009 decreased $10.2 million (14.0%) to $63.3 million from $73.5 million at December 31, 2007, as public fund customers shifted balances to interest bearing accounts during the first quarter of 2009. Interest-bearing deposits at March 31, 2009 increased $5.3 million (0.7%) to $781.5 million from $776.2 million at December 31, 2008.

Brokered CDs decreased $1.4 million (1.2%) to $112.5 million at March 31, 2009 compared to $113.9 million at December 31, 2008. Increased competition for consumer deposits and customer awareness of interest rates continues to limit our core deposit growth and may require increased reliance on the brokered CD market.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2009 through competitive pricing of deposit products and through our pre-established branch delivery systems. We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. We also may increase brokered CDs during the remainder of 2009 as an additional source of funds to support loan growth or other asset and liability needs in the event that core deposit growth goals are not achieved. Under that scenario, we will continue to look at other wholesale sources of funds if the brokered CD market were to become illiquid or more costly. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank (“FHLB”) and through the discount window at the Federal Reserve.

Other Funding Sources

Securities under agreements to repurchase and federal funds purchased at March 31, 2009 decreased $7.9 million (26.2%) to $22.3 million from $30.2 million at December 31, 2008. We did not have any Federal funds purchased at either March 31, 2009 or December 31, 2008.

FHLB advances were $85.1 million at March 31, 2009, unchanged from December 31, 2008. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits, or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand. We anticipate we will continue to use wholesale funding sources of this nature if these borrowings add incrementally to overall profitability.

Long-term Debt

In March 2006, we issued $16.1 million of variable rate, trust preferred securities and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At March 31, 2009, the interest rate on these securities was 2.58%. These securities were issued to replace the trust-preferred securities issued in 2001 through Baylake Capital Trust I. For banking regulatory purposes, these securities are considered Tier 1 capital.

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

Contractual Obligations

We utilize a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed.

The following table summarizes our significant contractual obligations and commitments at March 31, 2009:

CONTRACTUAL OBLIGATIONS

($ in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$312,791	$87,988	$14,137	$—	$414,916
Federal funds purchased and repurchase agreements	22,303	—	—	—	22,303
Federal Home Loan Bank advances	10,095	75,000	—	—	85,095
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	35	16	—	—	51

Total	$345,224	$163,004	$14,137	$16,100	$538,465

Off-Balance Sheet Arrangements

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS

($ in thousands)

	March 31, 2009	December 31, 2008
Commitments to fund home equity line loans	$42,465	$42,085
Commitments to fund residential real estate construction loans	725	1,309
Commitments unused on various other lines of credit loans	124,886	134,093
Total commitments to extend credit	$168,076	$177,487

Financial and performance standby letters of credit	$16,533	$16,325

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. Baylake Corp. and Baylake Bank have different liquidity considerations.

Our primary sources of funds are dividends from our subsidiary, investment income, and net proceeds from borrowings. We may also undertake offerings of junior subordinated obligations and issue our common stock if and when we deem it prudent to do so. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions - Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders beginning in the first quarter of 2008. In addition, in order to pay dividends in the future, we will need to seek prior approval from WDFI as well as the Federal Reserve Board. There is no assurance, however, that we would receive such approval if sought.

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

Maturing investments have historically been a primary source of liquidity. For the three months ended March 31, 2009, principal payments totaling $46.4 million were received on investments. However, we purchased $158.1 million in investments in the same period. At March 31, 2009 the investment portfolio contained $36.4 million of U.S. Treasury and agency backed securities and $93.7 million of mortgage-backed securities issued by U.S. government agencies, representing 19.9% and 51.3%, respectively, of the total investment portfolio. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the March 31, 2009 Consolidated Statements of Cash Flows, resulted in $5.0 million of cash outflow during the first three months of 2009. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $1.2 million to $112.7 million during the three-month period ended March 31, 2009 versus $113.9 million at December 31, 2008. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $235.9 million, or 32.7%, of total loans, maturing within one year of March 31, 2009. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at March 31, 2009, federal funds purchased and securities sold under agreements to repurchase totaled $22.3 million compared to $30.2 million at the end of 2008. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $85.1 million at March 31, 2009 and December 31, 2008.

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

Capital Resources

Stockholders’ equity at March 31, 2009 and December 31, 2008 was $68.4 million and $69.0 million, respectively. In total, stockholders’ equity decreased $0.6 million (0.1%). The decrease in stockholders’ equity in 2009 was primarily related to an increase in comprehensive loss of $2.8 million (as a result of an increase in unrealized losses on available-for-sale securities); partially offset by our net income of $2.3 million. The ratio of stockholders’ equity to assets remained at 6.5% as of March 31, 2009 and December 31, 2008.

No cash dividends were declared during the three months of 2009 or during all of 2008. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on the Company’s common stock. The payment of dividends in relationship to our financial position continues to be monitored on a quarterly basis and our intentions are to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts.

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

At March 31, 2009, we were categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since such categorization that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

On October 14, 2008, the United States Treasury Department (“the Treasury”) announced the creation of its voluntary Troubled Asset Relief Program (“TARP”) in furtherance of the recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”). Under this program, the Treasury proposed to purchase up to $250 billion of non-voting senior preferred stock from “Qualifying Financial Institutions” in an amount between 1% and 3% of the institution’s risk-weighted assets with a maximum of $25 billion per institution. TARP is intended to encourage United States financial institutions to build capital to support increased financing to United States businesses and consumers in support of the United States economy. Under the definitions of TARP, we would be considered a “Qualifying Financial Institution” and as such, would be able to participate in the program in an amount of between $8.6 million and $25.9 million. The resulting perpetual preferred stock purchased by the Treasury would qualify as Tier 1 capital. Such preferred stock would have an annual, cumulative dividend of 5% for the first five years, increasing to 9% thereafter. As with any issuance of preferred stock, shares issued under TARP would have a dividend and liquidation preference over our common stock but would rank behind our other indebtedness. The Treasury’s purchase is conditional upon us complying with Section 111 of EESA regarding executive compensation. Additionally, we would be required to issue warrants to the Treasury to purchase shares of a second series of preferred stock with a 9% coupon rate at an exercise price of $0.01 per share, which warrants the Treasury would exercise upon closing. If we elect to participate, we will need to call a special meeting of our shareholders in order to amend our articles of incorporation to authorize the preferred stock to be issued to the Treasury prior to closing of the purchase by the Treasury.

We have no material commitments for capital expenditures.

The following table presents our and our subsidiary’s capital ratios as of March 31, 2009 and December 31, 2008:

CAPITAL RATIOS

($ in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total Capital (to Risk Weighted Assets)
Company	$82,894	10.30%	$64,373	8.00%	N/A	N/A
Bank	$81,750	10.15%	$64,424	8.00%	$80,530	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$72,778	9.04%	$32,186	4.00%	N/A	N/A
Bank	$71,627	8.89%	$32,212	4.00%	$48,318	6.00%
Tier 1 Capital (to Average Assets)
Company	$72,778	6.93%	$42,022	4.00%	N/A	N/A
Bank	$71,627	6.82%	$42,041	4.00%	$52,551	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk Weighted Assets)
Company	$80,787	9.72%	$66,471	8.00%	N/A	N/A
Bank	$79,566	9.56%	$66,524	8.00%	$83,155	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$70,362	8.47%	$33,235	4.00%	N/A	N/A
Bank	$69,132	8.31%	$33,262	4.00%	$49,893	6.00%
Tier 1 Capital (to Average Assets)
Company	$70,362	6.68%	$42,110	4.00%	N/A	N/A
Bank	$69,132	6.56%	$42,161	4.00%	$52,701	5.00%

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

As of March 31, 2009, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2008, as described in our 2008 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at March 31, 2009.

INTEREST SENSITIVITY

($ in thousands)

	Change in Net Interest Income over One Year Horizon
	At March 31, 2009			At December 31, 2008
Change in levels of interest rates	Dollar change	Percentage change		Dollar change	Percentage change
+200 bp	($1,230)	(4.9%	)	($2,464)	(8.4%	)
+100 bp	(750)	(3.0%	)	(1,333)	(4.5%	)
Base	—	—		—	—
-100 bp	983	3.9%		1,984	6.8%
-200 bp	285	1.1%		1,163	4.0%

As shown above, at March 31, 2009, the effect of an immediate 200 bp increase in interest rates would decrease our net interest income by $1.2 million or 4.9%. The effect of an immediate 200 bp reduction in rates would increase our net interest income by $0.3 million or 1.1%.

During the first three months of 2009, the Bank lengthened slightly the duration of its liabilities by replacing variable rate wholesale borrowings with fixed rate, putable borrowings. This effort has contributed to moderation of the liability sensitivity present at December 31, 2008.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2008. There have been no material changes since then to the risk factors affecting us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2009 we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or repurchase any of our equity securities.

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

BAYLAKE CORP.

Date:	May 8, 2009	/s/Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	May 8, 2009	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of Sarbanes-Oxley Chief Executive Officer.

31.2	Certification under Section 302 of Sarbanes-Oxley Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.