Form 10-Q
period 2009-06-30
BAYLAKE CORP
filed 2009-08-10
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                         (Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

(920) 743-5551
Registrant’s telephone number, including area code

None
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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required and to submit and post such files).

Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of outstanding shares of common stock as of August 7, 2009: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2009 (Unaudited) and December 31, 2008
(Dollar amounts in thousands)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from financial institutions	$60,774	$23,085
Federal funds sold	—	397
Cash and cash equivalents	60,774	23,482

Securities available for sale	186,625	225,417
Loans held for sale	2,302	368
Loans, net of allowance of $13,021 and $13,561 at June 30, 2009 and December 31, 2008, respectively	694,497	715,161
Cash value of life insurance	23,686	23,435
Premises held for sale	2,006	2,006
Premises and equipment, net	23,850	24,451
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	7,680	7,143
Goodwill	6,108	6,108
Deferred income taxes	13,646	13,501
Accrued interest receivable	3,874	3,968
Other assets	10,185	11,081

Total assets	$1,042,025	$1,062,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$72,283	$73,537
Interest-bearing	762,494	776,221
Total deposits	834,777	849,758
Federal Home Loan Bank advances	85,000	85,095
Federal funds purchased and repurchase agreements	23,207	30,174
Subordinated debentures	16,100	16,100
Accrued expenses and other liabilities	12,555	12,832
Total liabilities	971,639	993,959

Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,132,552 shares at June 30, 2009 and December 31, 2008; Outstanding-7,911,539 shares at June 30, 2009 and December 31, 2008	40,662	40,662
Additional paid-in capital	11,978	11,977
Retained earnings	24,315	21,499
Treasury stock (221,013 shares at June 30, 2009 and December 31, 2008)	(3,549)	(3,549)
Accumulated other comprehensive loss	(3,020)	(1,635)
Total stockholders’ equity	70,386	68,954

Total liabilities and stockholders’ equity	$1,042,025	$1,062,913

See accompanying Notes to Unaudited Consolidated Financial Statements.
3

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and six months ended June 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$9,789	$11,647	$19,697	$24,555
Taxable securities	1,384	2,067	3,449	4,116
Tax exempt securities	379	559	907	1,126
Federal funds sold and other	27	29	40	111
Total interest and dividend income	11,579	14,302	24,093	29,908
Interest expense
Deposits	4,089	6,086	8,441	13,208
Federal funds purchased and repurchase agreements	39	187	111	354
Federal Home Loan Bank advances and other debt	580	679	1,118	1,543
Subordinated debentures	106	163	219	413
Total interest expense before provision for loan losses	4,814	7,115	9,889	15,518
Net interest income	6,765	7,187	14,204	14,390
Provision for loan losses	1,200	861	2,400	1,161
Net interest income after provision for loan losses	5,565	6,326	11,804	13,229
Non-interest income
Fees from fiduciary activities	175	233	301	426
Fees from loan servicing	202	183	377	400
Fees for other services to customers	1,285	1,436	2,536	2,844
Gains from sales of loans	420	76	648	208
Net change in valuation of mortgage servicing rights	(114)	(94)	(187)	(210)
Net gains from sale of securities	181	19	2,943	327
Increase in cash surrender value of life insurance	289	171	251	113
Income in equity of UFS subsidiary	143	155	226	340
Other income	12	20	35	65
Total non-interest income	2,593	2,199	7,130	4,513
Non-interest expenses
Salaries and employee benefits	3,985	4,321	8,169	8,729
Occupancy expense	585	611	1,254	1,256
Equipment expense	353	366	679	688
Data processing and courier	236	305	479	623
Operation of foreclosed properties	161	1,226	253	1,401
Other operating expenses	2,494	2,185	4,408	4,158
Total non-interest expenses	7,814	9,014	15,242	16,855
Income (loss) before provision for (benefit from) income taxes	344	(489)	3,692	887
Provision for (benefit from) income taxes	(190)	(584)	875	(373)
Net income	$534	$95	$2,816	$1,260

Basic earnings per share	$0.07	$0.01	$0.36	$0.16
Diluted earnings per share	$0.07	$0.01	$0.36	$0.16
Dividends declared per share	$—	$—	$—	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.
4

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
LOSS (Unaudited)
Six months ended June 30, 2009
(Dollar amounts in thousands except for share data)

						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount

Balance, December 31, 2008	7,911,539	$40,662	$11,977	$21,499	$(3,549)	$(1,635)	$68,954

Net income for the period	—	—	—	2,816	—	—	2,816
Net changes in unrealized loss on securities available for sale	—	—	—	—	—	729	729

Reclassification adjustment for net gains realized in income						(2,943)	(2,943)
Tax effect						829	829
Total comprehensive loss							(1,385)
Stock options forfeited			1				1
Balance, June 30, 2009	7,911,539	$40,662	$11,978	$24,315	$(3,549)	$(3,020)	$70,386

See accompanying Notes to Unaudited Consolidated Financial Statements.
5

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2009 and 2008
(Dollar amounts in thousands)

	2009	2008

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,816	$1,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	678	712
Amortization of core deposit intangible	26	26
Provision for losses on loans	2,400	1,161
Provision for impairment of letters of credit	12	—
Net amortization of premium/discount on securities	580	(43)
Increase in cash surrender value of life insurance	(251)	(113)
Net gain on sale of securities	(2,943)	(327)
Net gain on sale of loans	(648)	(208)
Proceeds from sale of loans held for sale	50,031	15,907
Origination of loans held for sale	(51,401)	(14,973)
Net change in valuation on mortgage servicing rights	187	210
Provision for valuation allowance on other real estate owned	185	1,022
Net (gain) loss from disposal of foreclosed properties	(231)	44
Net (gain) loss from disposal of bank premises and equipment	(3)	3
Stock option compensation expense recognized	—	5
Provision (benefit) for deferred tax expense	684	(2,057)
Tax expense from exercise/forfeiture of stock options	1	31
Changes in assets and liabilities:
Accrued interest receivable and other assets	860	2,171
Accrued expenses and other liabilities	(289)	(1,187)
Net cash provided by operating activities	2,694	3,644

Cash flows from investing activities:
Principal payments on securities available-for-sale	90,535	13,278
Proceeds from sale of securities available-for-sale	163,344	24,089
Purchase of securities available-for-sale	(214,937)	(39,461)
Proceeds from sale of foreclosed properties	2,747	1,163
Proceeds from sale of premises and equipment	6	—
Loan originations and payments, net	15,026	13,101
Additions to premises and equipment	(80)	(357)
Net cash provided by investing activities	56,641	11,813

See accompanying Notes to Unaudited Consolidated Financial Statements.
6

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2009 and 2008
(Dollar amounts in thousands)

	2009	2008
Cash flows from financing activities:
Net change in deposits	$(14,981)	$(25,641)
Net change in federal funds purchased and repurchase agreements	(6,967)	(7,926)
Repayments on Federal Home Loan Bank advances	(20,095)	(60,004)
Proceeds from Federal Home Loan Bank advances	20,000	60,000
Tax benefit from exercise of stock options	—	(31)
Issuance of stock pursuant to dividend reinvestment plan	—	266
Cash dividends paid	—	(1,262)
Net cash used in financing activities	(22,043)	(34,598)

Net change in cash and cash equivalents	37,292	(19,141)

Beginning cash and cash equivalents	23,482	46,381

Ending cash and cash equivalents	$60,774	$27,240

Supplemental cash flow information:
Interest paid	$10,365	$16,707
Income taxes paid	—	17

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	3,238	5,033
Mortgage servicing rights resulting from sale of loans	84	14

See accompanying Notes to Unaudited Consolidated Financial Statements.
7

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1.

The accompanying consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the consolidated financial position as of June 30, 2009 and the results of operations for the six month periods ending June 30, 2009 and 2008. The consolidated results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the entire year. We have evaluated all subsequent events through August 7, 2009, the date the consolidated financial statements were issued.

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

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents. The following table shows the computation of the basic and diluted earnings per share:

EARNINGS PER SHARE
(Dollar amounts in thousands, excluding per share data)

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
(Numerator):
Net income	$534		$95		$2,816		$1,260
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539		7,911,539		7,911,539		7,911,398
Dilutive effect of stock options	—	(1)	—	(1)	—	(1)	—	(1)
Weighted average number of common shares outstanding-diluted	7,911,539		7,911,539		7,911,539		7,911,398

Basic Earnings Per Share	$0.07		$0.01		$0.36		$0.16
Diluted Earnings Per Share	$0.07		$0.01		$0.36		$0.16

(1) At June 30, 2009 and 2008, there were 73,628 and 127,428 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

4.	Adoption of New Accounting Standards

In November 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160 Non-controlling Interest in Consolidated Financial Statements – an amendment to ARB No. 51. SFAS 160 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted SFAS 160 effective January 1, 2009. The adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In February 2008, the FASB issued FASB Staff Position “(FSP)” 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP 140-3 requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under SFAS 140, unless certain criteria are met, in which case the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under SFAS 140. FSP 140-3 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP-140-3 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS 161 requires entities to provide enhanced qualitative disclosures about objectives and strategies with respect to an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides key considerations in determining the fair value of an asset where the market is not active. FSP 157-3 was effective immediately upon issuance. The adoption of FSP 157-3 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 require enhanced disclosures about the transfers of financial assets and interests in variable interest entities. FSP 140-4 and FIN 46(R)-8 are effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP 140-4 and FIN 46(R)-8 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amended the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. FSP FAS 115-2 and FAS 124-2 modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. FSP FAS 115-2 and FAS 124-2 would require management to assert that (a) it does have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. FSP FAS 115-2 and FAS 124-2 changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

In April 2009, FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. SFAS 157-4 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS 157 Fair Value Measurements. FSP SFAS 157-4 is effective for our interim and annual periods ending after June 15, 2009, The adoption of SFAS 157-4 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, require disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for our interim period ending June 30, 2009. FSP FAS 107-1 and APB 28-1 amend only the disclosure requirements about fair value of financial instruments in interim periods. The new interim disclosures required by FSP FAS 107-1 and APB 28-1 are included in the consolidated financial statements.

SFAS No 165, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for our consolidated financial statements for periods ending after June 15, 2009. SFAS 165 did not have a significant impact on our consolidated financial statements SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140. amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) amends FIN 46 (Revised December 2003), Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for our financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on our consolidated financial statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

5.	Fair Value

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value:

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). None of our securities available for sale at June 30, 2009 were measured using Level 1 inputs.

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

The fair value of Foreclosed Properties, Impaired Loans and Impaired Letters of Credit is based on a review of comparable collateral in similar marketplaces and analysis of expected cash flows of the loan in relationship to the agreed terms of the loan. (Level 3 inputs).

Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS
(Dollar amounts in thousands)

		Fair Value Measurements at June 30, 2009
	June 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale	$186,625	$—	$186,625	$—

Servicing rights	756		756	—

Total	$187,381	$—	$187,381	$—

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

		Fair Value Measurements at June 30, 2009
	June 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Impaired loans	$40,188	$—	$—	$40,188
Foreclosed properties	7,680	—	—	7,680
Impaired letters of credit	2,969	—	—	2,969
Total	$50,837	$—	$—	$50,837

Impaired loans with a valuation allowance based upon the fair value of the underlying collateral had a carrying amount of $40.2 million at June 30, 2009 compared to $26.3 million at December 31, 2008. The valuation allowance on impaired loans was $5.6 million at June 30, 2009 compared to $6.0 million at December 31, 2008.

ASSETS MEASURED ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

		Fair Value Measurements at December 31, 2008
	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Servicing rights	$860	$—	$860	$—
Impaired loans	26,299	—	—	26,299
Foreclosed properties	7,143	—	—	7,143
Impaired letters of credit	2,957	—	—	2,957
Total	$37,259	$—	$860	$36,399

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

FASP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, require disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for our interim periods ended June 30, 2009.

The estimated fair values of financial instruments were as follows:

(Dollar amounts in thousands)

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$60,774	$60,774	$23,482	$23,482

Securities available for sale	186,625	186,625	225,417	225,417
Loans held for sale	2,302	2,329	368	373
Loans, net	694,497	699,072	715,161	721,569
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	3,874	3,874	3,968	3,968

Financial liabilities
Deposits	834,777	834,510	849,758	854,228
Federal funds purchased and repurchase agreements	23,207	23,207	30,174	30,174
Federal Home Loan Bank advances	85,000	86,027	85,095	85,228
Subordinated debentures	16,100	16,100	16,100	16,100
Accrued interest payable	2,383	2,383	2,857	2,857

Off balance sheet credit related items
Letter of credit	2,969	2,969	2,957	2,957

The methods and assumptions used to estimate fair value are described as follows:

(a) Cash and Cash Equivalents

Due to their short term nature, the carrying amount of cash and cash equivalents approximates fair value.

(b) Securities Available for Sale

Fair values for securities available for sale are based on market prices or other inputs that are observable or can be corroborated by observable market data.

(c) Loans Held for Sale

The fair value of loans held for sale are based on actual market quotes from third party investors.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

(d) Loans, net

For variable-rate loans that reprice frequently, fair values are based on carrying values. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms. Impaired loans are valued at the lower of cost or fair value. Fair value is measured based on the value of the underlying collateral securing these loans less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process.

(e) Federal Home Loan Bank Stock

It is not practical to determine the fair value of Federal Home Loan Bank Stock due to restrictions placed on its transferability. No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB. Management believes that the recorded value is fair value.

(f) Accrued Interest Receivable

The carrying amounts of accrued interest receivable approximate fair values.

(g) Deposits

The carrying amount of demand deposits (interest bearing and non-interest bearing), savings deposits, and money market deposits approximate fair values. The carrying amount of variable rate time deposits, including certificates of deposit, approximate fair values. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates.

(h) Federal Funds Purchased and Repurchase Agreements

The carrying amounts of federal funds purchased and repurchase agreements approximate fair value.

(i) Federal Home Loan Bank Advances

The carrying amounts of variable rate Federal Home Loan Bank advances approximate fair values. For fixed rate advances, fair value is based on discounted cash flows using current market interest rates.

(j) Subordinated Debentures

The carrying amount of variable rate subordinated debentures approximates fair value.

(k) Accrued Interest Payable

The carrying amounts of accrued interest payable approximate fair value.

(l) Off Balance Sheet Credit Related Items-Letters of Credit

The carrying amount of the off balance sheet letter of credit approximate fair value.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

6.	Equity Investment

As of June 30, 2009 and December 31, 2008 Baylake Bank owned a 49.8% interest in United Financial Services, Inc. (“UFS”), a data processing service company, with a value of $4.6 million at June 30, 2009 and $4.4 million at December 31, 2008, as reflected in Other Assets in our consolidated balance sheets. In addition to the ownership interest, we have a right to appoint one member to the three-member Board of Directors of UFS. The investment in UFS is carried under the equity method of accounting, and the pro rata share of its income is included in Other Income. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS common stock. The individual exercised the option with respect to 120 shares on January 15, 2007 at $1,000 per share and subsequently sold these shares back to UFS for book value. The net result was recognition of $0.4 million of goodwill upon redemption of the shares. Current book value of UFS is approximately $9,196 per share. Any future exercise of the options and issuance of the underlying shares will have the effect of reducing our investment in UFS and result in a dilution of UFS earnings per share, which would not result in a material impact to the carrying value of the asset on our consolidated balance sheet.

7.	Allowance For Loan Losses

The allowance for loan losses (“ALL”) represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on our consolidated balance sheet. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses (“PFLL”) is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

          Changes in the ALL were as follows (dollar amounts in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the three months ended June 30		For the six months ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$14,680	$12,014	$13,561	$11,840
Provision for loan losses	1,200	861	2,400	1,161
Charge-offs	(3,261)	(611)	(3,392)	(819)
Recoveries	402	63	452	145
Balance at end of period	$13,021	$12,327	$13,021	$12,327

Net charge-offs (“NCOs”)	$(2,859)	$(548)	$(2,940)	$(674)

          Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008

Non performing loans with no allocated ALL	$11,425	$8,165	$17,755	$—	$—
Non performing loans with allocated ALL	40,188	40,743	26,299	38,234	36,312
ALL allocated to non performing loans	5,588	7,192	6,019	6,854	6,826
Average impaired loans during the quarter	$45,800	$46,822	$42,970	$38,752	$36,933

Management is continually monitoring impaired loan relationships and, in the event facts and circumstances change, additional provisions may be necessary.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management, based on information available to the regulators at the time of their examinations. Non performing loans are as follows (dollar amounts in thousands):

NON PERFORMING LOANS

	Quarters Ended
	6/30/09	3/31/09	12/31/08	09/30/08	6/30/08

Nonaccrual Loans	$51,601	$48,480	$43,687	$38,234	$36,312
Loans restructured in a troubled debt restructuring	12	428	367	—	—
Total Nonperforming Loans (“NPL”)	$51,613	$48,908	$44,054	$38,234	$36,312

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. is a Wisconsin corporation that is registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our wholly-owned banking subsidiary, Baylake Bank, is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services to our business, retail, and municipal customers, as well as a full range of trust, investment and cash management services. Baylake Bank is a member of the Federal Reserve and the Federal Home Loan Bank.

The following sets forth management’s discussion and analysis of our consolidated financial condition at June 30, 2009 and December 31, 2008 and our consolidated results of operations for the three and six months ended June 30, 2009 and 2008. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q.

Critical Accounting Policies

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in our consolidated financial statements. The following is a summary of what management believes are our critical accounting policies.

Allowance for Loan Losses

The ALL on our consolidated balance sheet represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and qualitative factors such as consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A PFLL is charged to earnings based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of specific reserves on individual loans, general reserves on pools of homogeneous loans and an unallocated component reflecting the imprecision of the calculation. The components of the allowance represent an estimate pursuant to either SFAS No. 5, Accounting for Contingencies, or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The reserve component of the ALL on specific loans reflects expected losses based on analyses of impaired loans over a fixed dollar amount. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The reserve component on homogeneous pools of loans is based on our historical loss experience, which is updated quarterly. This component of the ALL also includes consideration of qualitative factors such as concentration changes in portfolio mix and volume and other qualitative factors. The unallocated component represents the portion of the allowance not specifically identified with specific loans or pools of loans.

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual results differ from management estimates, an additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off for which a loss is realized.

The following table presents the components of the ALL:

COMPONENTS OF ALL
(Dollar amounts in thousands)

		As of
		06/30/09	03/31/09	12/31/08	09/30/08	06/30/08

Component 1 –	Specific credit allocation	$5,588	$7,192	$6,019	$6,854	$6,826
Component 2 –	General reserves: historical	6,545	6,221	6,408	4,591	4,366
	General reserves: other	888	1,267	1,134	1,159	1,135
Allowance for Loan Losses		$13,021	$14,680	$13,561	$12,604	$12,327

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

Provision for Impairment of Standby Letters of Credit:

The provision for impairment of standby letters of credit represents management’s estimate of probable incurred losses on off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of further impairment, a provision for impairment of standby letter of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. At June 30, 2009, the allowance for impairment of standby letters of credit was $3.0 million.

Income Tax Accounting:

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements. Management does not believe a valuation allowance is necessary.

Income tax expense may be affected by developments in the State of Wisconsin. Like many financial institutions that are located in Wisconsin, a subsidiary of our bank located in the state of Nevada holds and manages various investment securities. Because these subsidiaries are located outside Wisconsin, income from their operations has not historically been subject to Wisconsin state taxation. Although the Wisconsin Department of Revenue (“WDOR”) issued favorable tax rulings regarding Nevada subsidiaries of Wisconsin financial institutions at the time such subsidiaries were formed, the WDOR subsequently changed its position and, following a formal audit by the WDOR conducted in 2008, we negotiated a settlement to resolve all Wisconsin tax matters for all tax years through and including 2006 and 2007 for all issues arising in connection with our Nevada Subsidiary. This settlement will be paid over three years in equal installments (the “Settlement Payments”). We previously accrued more than a sufficient amount to cover the Settlement Payments; accordingly, the Settlement Payments will not have a material impact on our operations going forward. The first installment was paid to WDOR during the fourth quarter of 2008.

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

Results of Operations

The following table sets forth our results of operations and related summary information for the three and six month periods ended June 30, 2009 and 2008.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income, as reported	$534	$95	$2,816	$1,260
EPS-basic, as reported	$0.07	$0.01	$0.36	$0.16
EPS-diluted, as reported	$0.07	$0.01	$0.36	$0.16
Cash dividends declared	$—	$—	$—	$—

Return on average assets	0.21%	0.04%	0.54%	0.24%
Return on average equity	3.06%	0.47%	8.03%	3.10%
Efficiency ratio, as reported (1)	82.62%	92.65%	80.10%	87.21%

(1)

Non-interest expense divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $0.5 million for the three months ended June 30, 2009 increased from net income of $0.1 million for the comparable period in 2008. Net interest income decreased $0.4 million for the quarter ended June 30, 2009 versus the comparable quarter last year resulting from a $2.7 million decline in interest income partially offset by a $2.3 million reduction in interest expense. Additionally, a PFLL of $1.2 million was charged to earnings for the second quarter of 2009, versus a PFLL of $0.9 million taken during the comparable quarter of 2008. Offsetting the reduction in net interest income and the increase in the PFLL, expenses from the operation of foreclosed properties were down from $1.2 million in the second quarter of 2008 to $0.2 million in the second quarter of 2009. Refer to the “Net Interest Income,” “Provision for Loan Losses,” “Non-Interest Expense” and “Non-Interest Income” sections below for additional details.

Net Interest Income

Net interest income is the largest component of our operating income and represents the difference between interest earned on loans, investments and other interest-earning assets offset by the interest expense attributable to the deposits and borrowings that fund such assets. Interest fluctuations, together with changes in the volume and types of earning assets and interest-bearing liabilities, combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Average interest rates on both loans and deposits were lower during the three-month period ending June 30, 2009 when compared to the same period in 2008. Average interest rates on both loans and deposits were lower during the first six months of 2009 compared to the same period in 2008, due in part to changing economic conditions and the continued reduction in the Fed Funds target rate. In mid December 2008, the Fed Funds target rate was set by the Federal Reserve at 0 basis points (“bps”) to 25 bps and has remained at this level throughout the first half of 2009.

Interest rate spread is the difference between the interest rate earned on average earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread decreased 3 bps to 2.85% for the second quarter of 2009 compared to the same period in 2008, resulting primarily from a 102 bps decrease in the yield on interest earning assets from 6.03% to 5.01% partially offset by a 99 bps decrease in the cost of interest-bearing liabilities from 3.15% to 2.16%. At December 31, 2008, our balance sheet was slightly liability sensitive (meaning liabilities will reprice more quickly than assets). Therefore as the economic climate continued to reduce interest rates in our competitive environment, our deposits have repriced downward at a faster pace than our loans. Additionally, many of the terms of the loans on our balance sheet contain interest rate floors which were achieved during the fourth quarter of 2008 and first quarter of 2009, which led to a widening of our interest rate spread. The floors provided additional interest income than would have been realized if no floors existed on the loans.

Net interest income on a tax-equivalent basis was $7.0 million for the three months ended June 30, 2009 compared to $7.5 million for the same period in 2008. The decrease for the current quarter resulted primarily from a decrease in interest received on loans attributable to both a decline in interest rates and a reduction in average loans, partially offset by a decrease in interest expense on funding costs, each reflecting the continued decline in prevailing interest rates.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the second quarter of 2009 was 2.97%, down 13 bps from 3.10% for the comparable period in 2008.

For the three months ended June 30, 2009, average interest-earning assets decreased $27.2 million (2.8%) from the same period in 2008. Decreases in average loans of $29.5 million (4.0%), in average tax-exempt securities of $18.4 million (32.6%) and in average taxable securities of $22.3 million (12.9%) were offset in part by a $42.9 million increase in Federal Funds Sold and interest-bearing due from banks.

Net interest income on a tax-equivalent basis was $14.8 million for the six months ended June 30, 2009 compared to $15.1 million for the same period in 2008. The decrease for the current six-month period reflected a decrease in interest received on loans of $4.9 million partially offset by a decrease in interest expense on funding costs of $4.8 million, each reflecting the continued decline in prevailing interest rates.

Net interest margin for the six months ending June 30, 2009 was 3.10%, up 1 bps from 3.09% for the comparable period in 2008.

For the six months ended June 30, 2009, average interest-earning assets decreased $21.5 million (2.2%) from the same period in 2008. Decreases in average loans of $27.0 million (3.6%), in average tax-exempt securities of $11.0 million (19.4%), and in average taxable securities of $10.4 million (6.0%) were offset in part by a $26.9 million increase in Federal Funds Sold and interest-bearing due from banks.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
(Dollar amounts in thousands)

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS
Average Earning assets:
Loans, net [1,2]	$712,904	$9,872	5.55%	$742,365	$11,720	6.35%
Taxable securities	150,868	1,384	3.67%	173,128	2,067	4.77%
Tax exempt securities [1]	38,009	575	6.05%	56,384	847	6.04%
Federal funds sold and interest bearing due from banks	47,723	27.23%		4,794	29	2.44%
Total earning assets	949,504	$11,858	5.01%	976,671	$14,663	6.03%
Non-interest earning assets	93,583			95,870

Total assets	$1,043,087			$1,072,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$770,899	$4,089	2.13%	$779,209	$6,086	3.14%
Short-term borrowings	—	—	0%	6,715	46	2.75%
Customer repurchase agreements	22,304	39	0.71%	21,285	141	2.66%
Federal Home Loan Bank advances	85,000	580	2.74%	85,169	679	3.21%
Subordinated debentures	16,100	106	2.63%	16,100	163	4.08%
Total interest-bearing liabilities	894,303	$4,814	2.16%	908,478	$7,115	3.15%

Demand deposits	65,847			70,901
Accrued expenses and other liabilities	12,797			11,816
Stockholders’ equity	70,140			81,346

Total liabilities and stockholders’ equity	$1,043,087			$1,072,541

Net Interest Income		$7,044			$7,548
Interest rate spread [3]			2.85%			2.88%
Net interest margin [4]			2.97%			3.10%

1	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2	The average loan balances and rates include non-accrual loans.

3

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

4	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
(Dollar Amounts in thousands)

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning assets:
Loans, net [1,2]	$719,896	$19,871	5.57%	$746,862	$24,723	6.66%
Taxable securities	162,524	3,449	4.24%	172,930	4,116	4.76%
Tax exempt securities [1]	45,690	1,374	6.01%	56,685	1,706	6.05%
Federal funds sold and interest bearing due from banks	33,773	40.24%		6,860	111	3.25%
Total earning assets	961,883	24,734	5.18%	983,337	$30,656	6.26%
Non-interest earning assets	92,972			94,980

Total assets	$1,054,855			$1,078,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$778,971	8,441	2.19%	$791,496	$13,208	3.36%
Short-term borrowings	613	2	0.69%	5,418	81	3.00%
Customer repurchase agreements	25,084	109	0.87%	17,557	273	3.13%
Federal Home Loan Bank advances	85,058	1,118	2.65%	85,170	1,543	3.64%
Subordinated debentures	16,100	219	2.74%	16,100	413	5.16%
Total interest-bearing liabilities	905,826	9,889	2.20%	915,741	$15,518	3.41%

Demand deposits	65,735			68,900
Accrued expenses and other liabilities	12,557			11,947
Stockholders’ equity	70,737			81,729

Total liabilities and stockholders’ equity	$1,054,855			$1,078,317

Net Interest Income		$14,845			$15,138
Interest rate spread [3]			2.98%			2.85%
Net interest margin 4			3.10%			3.09%

1	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2	The average loan balances and rates include non-accrual loans.

3

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

4	Net interest margin is the annualized effect of the net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Three Months ended June 30, 2009 compared to the three months ended June 30, 2008:

	Increase (Decrease) due to
	Volume	Rate	Net
Interest income:
Loans (2)	$(1,794)	$(54)	$(1,848)
Taxable securities	(1,332)	649	(683)
Tax exempt securities (2)	(1,111)	839	(272)
Federal funds sold and interest bearing due from banks	154	(156)	(2)
Total interest earning assets	(4,083)	1,278	(2,805)

Interest expense:
Total interest-bearing deposits	(590)	(1,407)	(1,997)
Short term borrowings	(46)	—	(46)
Customer repurchase agreements	26	(127)	(101)
FHLB advances	(5)	(94)	(99)
Subordinated debentures	—	(58)	(58)
Long term debt	—	—	—
Total interest-bearing liabilities	(615)	(1,686)	(2,301)

Net interest income	$(3,468)	$2,964	$(504)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34% for all periods presented.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.0% and 91.1% for the second quarter of 2009 and 2008, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Six Months ended June 30, 2009 compared to the six months ended June 30, 2008:

	Increase (Decrease) due to
	Volume	Rate	Net
Interest income:
Loans (2)	$(852)	$(4,000)	$(4,852)
Taxable securities	(377)	(290)	(667)
Tax exempt securities (2)	(328)	(4)	(332)
Federal funds sold and interest bearing due from banks	109	(180)	(71)
Total interest-earning assets	(1,448)	(4,474)	(5,922)

Interest expense:
Total interest-bearing deposits	(397)	(4,370)	(4,767)
Short term borrowings	(42)	(37)	(79)
Customer repurchase agreements	86	(250)	(164)
FHLB advances	(2)	(423)	(425)
Subordinated debentures	—	(194)	(194)
Long term debt	—	—	—
Total interest-bearing liabilities	(355)	(5,274)	(5,629)

Net interest income	$(1,093)	$800	$(293)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34% for all periods presented.

The ratio of average interest-earning assets to average total assets was 91.2% and 91.1% for the six months ending June 30, 2009 and 2008, respectively.

Provision for Loan Losses

The PFLL is the periodic cost of providing an allowance for probable and inherent losses. The ALL consists of specific and general components. Our internal risk system is used to identify loans that meet the criteria for being “impaired” under the definition of SFAS 114. The specific component relates to loans that are individually classified as impaired. These loans identified for impairment are assigned a specific reserve based upon that analysis. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include repayment risk, employment and inflation statistics, concentration risk based on industry type, new product growth and portfolio growth.

The PFLL for the quarter ended June 30, 2009 was $1.2 million compared to $0.9 million for the comparable quarter last year. New impairments of $2.2 million on loans not previously identified with associated loan balances of $13.1 million were recorded. In addition, an increase of $0.4 million relating to our historical loss component and net charge offs of $2.8 million were recorded during the current quarter. This was partially offset by a net decrease in other impairment changes of $3.8 million and a net decrease of $0.4 million in general reserves.

Net loan charge-offs for the first six months of 2009 were $2.9 million compared to $0.7 million for the same period in 2008. Net annualized charge-offs to average loans were 0.82% for the first six months of 2009 compared to 0.18% for the same period in 2008. For the six months ended June 30, 2009, non-performing loans increased by $7.6 million (17.2%) to $51.6 million from $44.1 million at December 31, 2008 and $15.3 million (42.2%) from $36.3 million at June 30, 2008. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Of the $2.9 million of net charge-offs for the six months ended June 30, 2009, $2.7 million was related to one loan relationship. The entire amount of this charge-off was specifically reserved for in the fourth quarter of 2008 and therefore did not require any additional provision during the first six months of 2009.

Our management believes that the ALL at June 30, 2009 and the related PFLL taken for the six months ended June 30, 2009 is appropriate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We continue to monitor non-performing loan relationships and will make additional provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Financial Condition - Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Non-Interest Income

The following table reflects the various components of non-interest income for the three and six month periods ended June 30, 2009 and 2008, respectively.

NON-INTEREST INCOME
(Dollar amounts in thousands)

	Three months ended		% Change	Six months ended		% Change
	June 30, 2009	June 30, 2008		June 30, 2009	June 30, 2008
Fees from fiduciary services	$175	$233	(24.9%)	$301	$426	(29.3%)
Fees from loan servicing	202	183	10.4%	377	400	(5.8%)
Service charges on deposit accounts	953	1,015	(6.1%)	1,872	1,938	(3.4%)
Other fee income	182	172	5.2%	369	336	9.8%
Financial services income	150	249	(39.8%)	295	570	(48.2%)
Gains from sales of loans	420	76	452.6%	648	208	211.5%
Net change in valuation of mortgage servicing rights	(114)	(94)	(21.3%)	(187)	(210)	11.0%
Net gains from sale of securities	181	19	852.6%	2,943	327	800.0%
Increase in cash surrender value of life insurance	289	171	69.0%	251	113	122.1%
Income in equity of UFS subsidiary	143	155	(7.7%)	226	340	(33.5%)
Other income	12	20	(40.0%)	35	65	(46.2%)
Total Non-Interest Income	$2,593	$2,199	17.9%	$7,130	$4,513	58.0%

Non-interest income increased $2.6 million (58.0%) for the six months ended June 30, 2009 versus the comparable period in 2008. This was primarily due to $2.9 million of securities gains realized for the six months ended June 30, 2009 versus $0.3 million for the same period in 2008. This was partially offset by a $0.3 million decrease in financial services income due to decline in trading activity on behalf of customers, a $0.1 million decrease in income in equity of UFS subsidiary reflecting a reduction of equity income from implementation of a volume discount and $0.1 million decrease in fees from fiduciary services calculated on market values of trust accounts which have declined over the last twelve months.

Non-Interest Expense

The following Table reflects the various components of non-interest expense for the three and six months ended June 30, 2009 and 2008, respectively.

NON-INTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2009	2008		2009	2008
Salaries and employee benefits	$3,985	$4,321	(7.8%)	$8,169	$8,729	(6.4%)
Occupancy	585	611	(4.3%)	1,254	1,256	(0.2%)
Equipment	353	366	(3.5%)	679	688	(1.3%)
Data processing and courier	236	305	(22.5%)	479	623	(23.1%)
Operation of foreclosed properties	164	1,227	(86.6%)	256	1,404	(81.8%)
Business development & advertising	152	291	(47.9%)	278	464	(40.0%)
Charitable contributions	10	32	(69.5%)	41	58	(29.7%)
Stationary and supplies	128	183	(30.1%)	253	315	(19.6%)
Director fees	125	141	(11.5%)	268	289	(7.3%)
FDIC	989	240	311.4%	1,382	365	279.1%
Legal and professional	296	226	30.8%	606	550	10.3%
Loan and collection	159	339	(53.0%)	380	680	(44.2%)
Other operating	632	732	(13.7%)	1,197	1,434	(16.5%)
Total Non-Interest Expense	$7,814	$9,014	(13.3%)	$15,242	$16,855	(9.6%)

Non-interest expense decreased $1.6 million (9.6%) to $15.2 million for the six months ended June 30, 2009 compared to $16.8 million for the same period in 2008. The non-interest expense to average assets ratio was 2.9% for the six months ended June 30, 2009 compared to 3.2% for the same period in 2008.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expense to average assets ratio decreased to 2.1% for the six months ended June 30, 2009 compared to 2.4% for the same period in 2008. The efficiency ratio represents total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio decreased to 80.1% for the six months ended June 30, 2009 from 87.2% for the comparable period last year.

The decrease in salaries and employee benefits of $0.6 million (6.4%) to $8.2 million for the six month period ended June 30, 2009 compared to the same period in 2008 reflects the fact that the number of full-time equivalent employees decreased from 316 as of June 30, 2008 to 304 as of June 30, 2009. During the second quarter of 2009, $0.3 million of self funding for health insurance was reversed because of excess funding related to the 2008 claims year. Additionally, our discretionary year-end contribution to our employees’ 401K was eliminated effective January 1, 2009, and the 5% employer match to the 401K was eliminated effective April 1, 2009.

Data processing and courier expense decreased $0.1 million (23.1%) from the same period in 2008 due to a discount applied to our fees on behalf of our data processing provider effective January 1, 2009. This discount is determined on a volume basis and is anticipated to be applicable for the remainder of 2009.

Expenses related to the operation of foreclosed properties held for sale by the Bank was $0.3 million for the six-month period ended June 30, 2009 compared to $1.4 million for the same period in 2008. We intend to continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees.

Included in non-interest expenses are FDIC insurance premiums of $1.4 million for the six months ended June 30, 2009 compared to $0.4 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (“DIF”) of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Baylake Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. To ease the transition to the new system, insured institutions that had paid deposit insurance prior to 1997 were eligible for a one-time assessment credit based on their respective share of the aggregate assessment base. Our FDIC assessment for the first quarter of 2008 and for all of 2007 received and recorded after first quarter 2007, was offset by a portion of our one-time assessment credit. The final portion of the credit was applied to our FDIC assessment in the second quarter of 2008 and is therefore no longer available to offset future assessments, which will result in future expense increases. Payments for the FICO portion will continue as long as FICO obligations remain outstanding.

In the fourth quarter of 2008, the FDIC issued for comment a proposal doubling bank premium rates as part of a five-year plan to recapitalize the DIF. The proposal increased by between 7 and 10 bps the entire premium schedule for the first quarter of 2009, raising the premium for well-capitalized institutions to between 12 and 20 bps, up from 5 to 10 bps. On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 bps to 45 bps. Our assessment for the second quarter of 2009 under the risk-based assessment system was $0.5 million.

In addition, in response to losses incurred by the DIF in 2008 and early 2009, on May 22, 2009 the FDIC imposed a special assessment of 5 bps on each FDIC-insured depository institution’s total assets, minus Tier 1 capital, calculated as of June 30, 2009. The special assessment, however, may not exceed 10 bps of an institution’s domestic deposits. The special assessment to Baylake Bank for the second quarter of 2009 was $0.5 million and is payable on September 30, 2009.

Loan and collection expenses decreased $0.3 million (44.2%) to $0.4 million for the six months ended June 30, 2009 compared to $0.7 million for the six months ended June 30, 2008. We anticipate that as non-performing loans begin to stabilize and moderate, such expenses should follow a similar trend.

Income Taxes

Our income tax expense for the six months ended June 30, 2009 was $0.9 million, versus a tax benefit of $0.4 million for the same period in 2008. The increase in tax expense is attributable largely to a $2.9 million year-to-year increase in net income. Management does not believe a valuation allowance is necessary.

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

Financial Condition
Loans

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
(Dollar amounts in thousands)

	June 30, 2009	December 31, 2008	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$374,844	$381,765	(1.8%)
1-4 family residential
First liens	81,291	81,329	0.0%
Junior liens	15,681	18,609	(15.7%)
Home equity	37,305	34,498	8.1%
Commercial, financial and agricultural	102,132	110,432	(7.5%)
Real estate-construction	66,905	69,838	(4.2%)
Installment
Credit cards and related plans	1,817	1,627	11.7%
Other	10,592	11,249	(5.8%)
Obligations of states and political subdivisions	17,407	19,858	(12.3%)
Less: deferred origination fees, net of costs	(456)	(483)	(5.6%)
Total	$707,518	$728,722	(2.9%)

Total gross loans at June 30, 2009 decreased $21.2 million (2.9%) from $728.7 million at December 31, 2008 to $707.5 million at June 30, 2009. The decrease is primarily due to reductions in commercial real estate and commercial, financial and agricultural loans. This is the result of the uncertainty in the economy as we have focused on credit quality in loans we originate.

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as PFLL. See “Provision for Loan Losses” earlier in this Report. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

At least quarterly, management reviews the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of SFAS No. 5, Accounting for Contingencies and SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loans exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate.

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

The ALL at June 30, 2009 was $13.0 million, compared to $13.6 million at year-end 2008. This level was based on management’s analysis of the loan portfolio risk at June 30, 2009 as discussed above. As such, a PFLL of $2.4 million was charged to earnings for the six months ended June 30, 2009 compared to a $1.2 million PFLL recorded for the same period ended June 30, 2008. A majority of the net charge-offs of $2.9 million through June 30, 2009 had been included in the ALL at December 31, 2008 and primarily related to one credit relationship. The PFLL recorded in 2009 reflects additional risks within the loan portfolio.

All of the factors we take into account in determining PFLLs in general categories are subject to change; thus, the allocations are management’s best estimate of the loan loss categories in which future loan losses will occur. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated.

During the second quarter of 2009, four related credit relationships with exposure to the construction and real estate development markets totaling $8.4 million experienced significant cash flow concerns and collateral shortfalls. Prior to the second quarter of 2009, these relationships had been paying as agreed and did not appear to present any additional credit risk. As a result of our credit evaluation, the entire $8.4 million was moved to non-accrual status and a $1.8 million provision was recorded effective June 30, 2009. We are currently negotiating with the borrowers which may result in a sustainable plan to return a portion of the loans to accruing status. However, since no plan is certain, we have recognized the impairment.

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

Non-Performing Loans, Potential Problem Loans and Foreclosed Properties

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to SFAS No. 114.

NON-PERFORMING ASSETS
(Dollar amounts in thousands)

	June 30, 2009		December 31, 2008		June 30, 2008
Nonperforming Assets:
Nonaccrual loans	$51,601		$43,687		$36,312
Loans restructured in a trouble debt restructuring	12		367		—
Accruing loans past due 90 days or more	—		—		—

Total nonperforming loans (“NPLs”)	$51,613		$44,054		$36,312
Other real estate owned	7,680		7,143		7,971

Total nonperforming assets (“NPAs”)	$59,293		$51,197		$44,283

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	2.20	x	0.84	x	9.09	x
NCOs to average loans (annualized)	0.82%		2.18%		0.18%
ALL to total loans	1.83%		1.86%		1.66%
NPLs to total loans	7.27%		6.04%		4.90%
NPAs to total assets	5.69%		4.82%		4.11%
ALL to NPLs	25.23%		30.78%		33.95%

Non-performing loans increased $7.6 million (17.2%) during the six months ended June 30, 2009 and increased $15.3 million (42.2%) from June 30, 2008. The non-performing loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

The following table presents an analysis of our past due loans excluding non-accrual loans:

PAST DUE LOANS (EXCLUDING NON-ACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	06/30/09	03/31/09	12/31/08	09/30/08	06/30/08
Total Secured by Real Estate	$6,936	$9,936	$11,957	$16,322	$13,371
Commercial and industrial loans	2,512	3,255	671	239	3,725
Loans to individuals	104	131	145	246	152
All other loans	143	5	2	4	2
Total	$9,695	$13,327	$12,775	$16,811	$17,250

As indicated above, loan balances 30 to 89 days past due have decreased by $3.6 million since March 31, 2009 and $7.5 million since June 30, 2008. As the loans continue through the collection process, we anticipate these past due levels will continue to decline.

Information regarding other real estate owned is as follows:

FORECLOSED PROPERTIES
(Dollar amounts in thousands)

	Six months ended June 30, 2009	Twelve months ended December 31, 2008	Six months ended June 30, 2008
Beginning Balance	$7,143	$5,167	$5,167
Transfer of loans to foreclosed properties	3,238	8,328	5,033
Sales proceeds, net	(2,747)	(2,623)	(1,163)
Net gain (loss) from sale of foreclosed properties	231	(119)	(44)
Provision for foreclosed properties	(185)	(3,610)	(1,022)

Total Foreclosed Properties	$7,680	$7,143	$7,971

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	(Dollar amounts in thousands)
	Six months ended June 30, 2009	Twelve months ended December 31, 2008
Beginning Balance	$3,391	$207
Provision charged to operations	185	3,610
Allowance recovered on properties disposed	(898)	(426)

Balance at end of period	$2,678	$3,391

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At June 30, 2009, the investment portfolio (which comprised investment securities available for sale) decreased $38.8 million (19.0%) to $186.6 million compared to $225.4 million at December 31, 2008. At June 30, 2009, the investment portfolio represented 17.9% of total assets compared to 21.2% at December 31, 2008.

Securities available for sale consist of the following:

INVESTMENT SECURITY ANALYSIS
At June 30, 2009
(Dollar amounts in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Mortgage-backed securities of U.S. government sponsored agencies	$1,324	$(1,474)	$133,028
Obligations of states and political subdivisions	207	(434)	36,106
Private placement and corporate bonds	—	(4,690)	14,744
Other securities	—	—	2,747
Total securities available for sale	$1,531	$(6,598)	$186,625

At December 31, 2008
(Dollar amounts in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Treasury and other U.S. government sponsored agency securities	$116	$—	$4,605
Mortgage-backed securities of U.S. government sponsored agencies	3,051	(36)	155,133
Obligations of states and political subdivisions	724	(931)	53,647
Private placement and corporate bonds	—	(5,777)	9,353
Other securities	—	—	2,679
Total securities available for sale	$3,891	$(6,744)	$225,417

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2009
U.S. Treasury and other U.S. government sponsored agency securities	$—	$—	$—	$—	$—	$—
Obligations states and political subdivisions	73,127	(1,564)	—	—	73,127	(1,564)
Mortgage-backed securities	18,671	(393)	853	(40)	19,524	(433)
Private placement and corporate bonds	996	(5)	10,538	(4,596)	11,534	(4,601)
Total temporarily impaired	$92,794	$(1,962)	$11,391	$(4,636)	$104,185	$(6,598)

December 31, 2008
U.S. Treasury and other U.S. government sponsored agency securities	$—	$—	$—	$—	$—	$—
Obligations states and political subdivisions	24,005	(931)	—	—	24,005	(931)
Mortgage-backed securities	16,925	(33)	3,717	(3)	20,642	(36)
Private placement and corporate bonds	7,901	(4,133)	1,452	(1,644)	9,353	(5,777)
Total temporarily impaired	$48,831	$(5,097)	$5,169	$(1,647)	$54,000	$(6,744)

At June 30, 2009, the obligations of states and political subdivisions category with continuous unrealized losses for twelve months or more comprised of two securities and the private placement and corporate bond category with continuous unrealized losses for twelve months or more comprised of five securities.

At December 31, 2008 the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised two securities and the private placement and corporate bond category comprised one security.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as a separate component of equity, net of tax. If an impairment of a security is identified as other than temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the statement of operations. Losses other than credit will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the affected securities are of high credit quality and management has the intent and ability to hold these securities until recovery or maturity. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

We continue to closely monitor corporate trust preferred securities we hold in our investment portfolio included in the private placement and corporate bond totals in the above tables. Total unrealized losses on these securities are $4.6 million at June 30, 2009, representing 68.7% of the total gross unrealized losses. Based on in-depth analysis of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no declines were deemed to be other than temporary. Additionally, we do not have the intent to sell the trust preferred securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other than temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income. The valuation of these securities is currently monitored by the Board of Directors and management on a monthly basis.

At June 30, 2009 and December 31, 2008, we did not hold securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Premises Held for Sale

Premises held for sale represent vacant properties owned by Baylake Bank that were purchased in 2006 to be held for future branch expansion opportunities, primarily in the Fox Valley area of Wisconsin. At this time, our intentions are not to expand in these markets and therefore, attempts are being made to sell these properties. No losses on the sale of these properties are anticipated at the date of this filing. In the event our future expansion plans were to change and these properties have not yet been sold they would be transferred back to Premises and Equipment.

Deposits

Total deposits at June 30, 2009 decreased $15.0 million (1.8%) to $834.8 million from $849.8 million at December 31, 2008. Such decrease was a result of a decrease in our brokered deposits of $28.3 million from $114.1 million at December 31, 2008 to $85.8 million at June 30, 2009, partially offset by growth in retail certificates of deposits. Interest-bearing deposits at June 30, 2009 decreased $13.7 million (1.8%) to $762.5 million from $776.2 million at December 31, 2008.

Brokered certificates of deposit decreased $38.1 million (33.5%) to $75.8 million at June 30, 2009 compared to $113.9 million at December 31, 2008. In addition to the brokered certificates of deposit, we obtained $10.0 million in a brokered demand deposit interest bearing account during the second quarter of 2009. These funds were previously on deposit with us as a certificate of deposit.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2009 through competitive pricing of deposit products and through our pre-established branch delivery systems. We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. We also may increase brokered certificates of deposit during the remainder of 2009 as an additional source of funds to support loan growth or other asset and liability needs in the event that core deposit growth goals are not achieved. Under that scenario, we will continue to look at other wholesale sources of funds if the brokered certificate of deposit market were to become illiquid or more costly. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank (“FHLB”) and through the discount window at the Federal Reserve.

Other Funding Sources

Securities under agreements to repurchase at June 30, 2009 decreased $7.0 million (23.2%) to $23.2 million from $30.2 million at December 31, 2008. We did not have any federal funds purchased at either June 30, 2009 or December 31, 2008.

FHLB advances were $85.0 million at June 30, 2009 compared to $85.1 million at December 31, 2008. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt

In March 2006, we issued $16.1 million of variable rate, trust preferred securities and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At June 30, 2009, the interest rate on these securities was 1.95%. These securities were issued to replace trust-preferred securities issued in 2001 through Baylake Capital Trust I. For banking regulatory purposes, these securities are considered Tier 1 capital.

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

Contractual Obligations

We use a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Items disclosed in the 2008 Annual Report on Form 10-K have not materially changed since that Report was filed.

The following table summarizes our significant contractual obligations and commitments at June 30, 2009:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$319,233	$74,000	$13,507	$300	$407,040
Federal funds purchased and repurchase agreements	23,207	—	—	—	23,207
Federal Home Loan Bank advances	—	85,000	—	—	85,000
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	35	6	—	—	41

Total	$342,475	$159,006	$13,507	$16,400	$531,388

Off balance Sheet Arrangements

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	June 30, 2009	December 31, 2008
Commitments to fund home equity line loans	$44,483	$42,085
Commitments to fund residential real estate construction loans	2,911	1,309
Commitments unused on various other lines of credit loans	135,161	134,093
Total commitments to extend credit	$182,555	$177,487

Financial standby letters of credit	$16,622	$16,325

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. Baylake Corp. and Baylake Bank have different liquidity considerations.

Our primary sources of funds are dividends from Baylake Bank, investment income, and net proceeds from borrowings. We may also undertake offerings of junior subordinated obligations and issue our common stock if and when we deem it prudent to do so. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions - Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders beginning in the first quarter of 2008. In addition, in order to pay dividends in the future, we will need to seek prior approval from WDFI as well as the Federal Reserve Board. There is no assurance, however, that we would receive such approval if sought.

Baylake Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from deposit growth, payments on and maturities of loans, payments on and maturities of the investment portfolio, access to other funding sources, marketability of certain assets, the ability to use loan and investment portfolios as collateral for secured borrowings and a strong capital position.

Maturing investments have historically been a primary source of liquidity. For the three months ended June 30, 2009, principal payments totaling $44.2 million were received on investments. However, we purchased $56.8 million in investments in the same period. At June 30, 2009 the investment portfolio contained $133.0 million of mortgage-backed securities issued by U.S. government sponsored agencies, representing 71.3% of the total investment portfolio. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the June 30, 2009 Unaudited Consolidated Statements of Cash Flows, resulted in $15.0 million of cash outflow during the first six months of 2009. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $28.3 million to $85.8 million during the six month period ended June 30, 2009, versus $113.9 million at December 31, 2008. If at any point we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits in the future. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $237.6 million, or 33.5% of total loans maturing within one year of June 30, 2009. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at June 30, 2009, federal funds purchased and securities sold under agreements to repurchase totaled $23.2 million compared to $30.2 million at the end of 2008. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $85.0 million at June 30, 2009 and $85.1 million at December 31, 2008.

We expect that deposit growth will be our primary source of liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities and a strong capital position. We expect deposit growth to be a reliable funding source in the future as a result of marketing efforts to attract and retain core deposits. In addition, we may acquire additional brokered deposits as funding for short-term liquidity needs. Short-term liquidity needs will also be addressed by growth in short-term borrowings, maturing federal funds sold and portfolio investments and loan maturities and prepayments.

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

Capital Resources

Stockholders’ equity at June 30, 2009 and December 31, 2008 was $70.4 million and $69.0 million, respectively. In total, stockholders’ equity increased $1.4 million (2.0%). The increase in stockholders’ equity in the first half of 2009 was primarily related to our net income of $2.8 million, partially offset by an increase in comprehensive loss of $1.3 million (as a result of an increase in unrealized losses on available-for-sale securities). The ratio of stockholders’ equity to assets was 6.8% and 6.5% at June 30, 2009 and December 31, 2008 respectively.

No cash dividends were declared during the first six months of 2009 or during all of 2008. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. We continue to monitor the payment of dividends in relationship to our financial position on a quarterly basis and our intention is to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. There can be no assurance when or if we will resume payment of quarterly dividends at historical levels or at all. In order to pay dividends, advance approval from the WDFI as well as the Federal Reserve Board will need to be obtained.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on the rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

At June 30, 2009, we were categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

On October 14, 2008, the United States Treasury Department (“the Treasury”) announced the creation of its voluntary Troubled Asset Relief Program (“TARP”) in furtherance of the recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”). Under this program, the Treasury proposed to purchase up to $250 billion of non-voting senior preferred stock from “Qualifying Financial Institutions” in an amount between 1% and 3% of the institution’s risk-weighted assets with a maximum of $25 billion per institution. TARP is intended to encourage United States financial institutions to build capital to support increased financing to United States businesses and consumers in support of the United States economy. Under the definitions of TARP, we would be considered a “Qualifying Financial Institution” and as such, would be able to participate in the program in an amount of between $8.6 million and $25.9 million. The resulting perpetual preferred stock purchased by the Treasury would qualify as Tier 1 capital. Such preferred stock would have an annual, cumulative dividend of 5% for the first five years, increasing to 9% thereafter. As with any issuance of preferred stock, shares issued under TARP would have a dividend and liquidation preference over our common stock but would rank behind our other indebtedness. The Treasury’s purchase would be conditional upon us complying with Section 111 of EESA regarding executive compensation. Additionally, we would be required to issue warrants to the Treasury to purchase shares of a second series of preferred stock with a 9% coupon rate at an exercise price of $0.01 per share, which warrants the Treasury would exercise upon closing. Participation in the program would require a special meeting of our shareholders in order to amend our articles of incorporation to authorize the preferred stock to be issued to the Treasury prior to closing of the purchase by the Treasury. We have not yet determined whether we will participate in TARP.

We have no material commitments for capital expenditures.

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

The following table presents our and our subsidiary’s capital ratios as of June 30, 2009 and December 31, 2008:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total Capital (to Risk Weighted Assets)
Company	$83,370	10.37%	$64,308	8.00%	N/A	N/A
Bank	82,336	10.24%	64,350	8.00%	$80,437	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$73,285	9.12%	$32,154	4.00%	N/A	N/A
Bank	72,245	8.98%	32,175	4.00%	$48,262	6.00%
Tier 1 Capital (to Average Assets)
Company	$73,285	7.13%	$41,097	4.00%	N/A	N/A
Bank	72,245	7.03%	41,095	4.00%	$51,369	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk Weighted Assets)
Company	$80,787	9.72%	$66,471	8.00%	N/A	N/A
Bank	79,566	9.56%	66,524	8.00%	$83,155	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$70,362	8.47%	$33,235	4.00%	N/A	N/A
Bank	69,132	8.31%	33,262	4.00%	$49,893	6.00%
Tier 1 Capital (to Average Assets)
Company	$70,362	6.68%	$42,110	4.00%	N/A	N/A
Bank	69,132	6.56%	42,161	4.00%	$52,701	5.00%

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our primary market risk exposure is interest rate risk. Interest rate risk is the risk that our earnings and capital will be adversely affected by changes in interest rates. Historically, we have not used derivatives to mitigate our interest rate risk.

Our earnings are derived from the operations of our direct and indirect subsidiaries with particular reliance on net interest income, calculated as the difference between interest earned on loans and investments and the interest expense paid on deposits and other interest-bearing liabilities, including advances from FHLB and other subordinated debentures. Like other financial institutions, our interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Changes in the economic environment may influence, among other matters, the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Fluctuations in interest rates are not predictable or controllable.

As of June 30, 2009, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2008, as described in our 2008 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at June 30, 2009.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income over One Year Horizon

	At June 30, 2009		At December 31, 2008
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	($1,225)	(4.6%)	($2,464)	(8.4%)
+100 bp	(610)	(2.3%)	(1,333)	(4.5%)
Base	—	—	—	—
-100 bp	879	3.3%	1,984	6.8%
-200 bp	308	1.2%	1,163	4.0%

As shown above, at June 30, 2009, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $1.2 million or 4.6%. The effect of an immediate 200 bp reduction in rates would have increased our net interest income by $0.3 million or 1.2%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

During the first six months of 2009, Baylake Bank lengthened slightly the duration of its liabilities by replacing brokered certificates of deposit with retail certificates of deposit. This effort has contributed to moderation of the liability sensitivity that was present at December 31, 2008.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2009 we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or repurchase any of our equity securities.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a)	Our Annual Meeting of Shareholders was held on June 2, 2009.

b)	Not applicable.

c)

The only matter voted upon at the 2009 Annual Meeting of Shareholders was the election of three directors for terms expiring in 2012, or until their successors are elected and qualified. The results were as follows:

Director	Votes For	Votes Against or Withheld

Richard Braun	6,083,802	535,820
Robert Cera	6,073,320	546,302
William Parsons	6,006,796	612,826

d)	Not applicable.

Item 5. Exhibits

The following exhibits are furnished herewith:

Exhibit Number	Description

31.1	Certification under Section 302 of Sarbanes-Oxley by Robert J. Cera, Chief Executive Officer, is attached hereto.

31.2	Certification under Section 302 of Sarbanes-Oxley by Kevin L. LaLuzerne, Chief Financial Officer, is attached hereto.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	August 7, 2009	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	August 7, 2009	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of Sarbanes-Oxley Chief Executive Officer.

31.2	Certification under Section 302 of Sarbanes-Oxley Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.

