Form 10-Q
period 2009-09-30
BAYLAKE CORP
filed 2009-11-05
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Yes ☐    No ☒

Number of outstanding shares of common stock as of November 5, 2009: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2009 (Unaudited) and December 31, 2008
(Dollar amounts in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from financial institutions	$75,845	$23,085
Federal funds sold	276	397
Cash and cash equivalents	76,121	23,482

Securities available for sale	209,612	225,417
Loans held for sale	254	368
Loans, net of allowance of $13,972 and $13,561 at September 30, 2009 and December 31, 2008, respectively	661,408	715,161
Cash value of life insurance	23,929	23,435
Premises held for sale	2,006	2,006
Premises and equipment, net	23,615	24,451
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	10,178	7,143
Goodwill	6,108	6,108
Deferred income taxes	11,133	13,501
Accrued interest receivable	3,797	3,968
Other assets	10,608	11,081
Total assets	$1,045,561	$1,062,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$83,540	$73,537
Interest-bearing	748,584	776,221
Total deposits	832,124	849,758
Federal Home Loan Bank advances	85,000	85,095
Federal funds purchased and repurchase agreements	21,221	30,174
Subordinated debentures	16,100	16,100
Convertible promissory notes	4,200	—
Accrued expenses and other liabilities	12,001	12,832

Total liabilities	970,646	993,959
Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,132,552 shares at September 30, 2009 and December 31, 2008; Outstanding-7,911,539 shares at September 30, 2009 and December 31, 2008	40,662	40,662
Additional paid-in capital	11,979	11,977
Retained earnings	25,150	21,499
Treasury stock (221,013 shares at September 30, 2009 and December 31, 2008)	(3,549)	(3,549)
Accumulated other comprehensive income (loss)	673	(1,635)
Total stockholders’ equity	74,915	68,954
Total liabilities and stockholders’ equity	$1,045,561	$1,062,913

See accompanying Notes to Unaudited Consolidated Financial Statements.
3

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and nine months ended September, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$9,668	$11,139	$29,367	$35,695
Taxable securities	1,755	2,180	5,204	6,296
Tax exempt securities	368	554	1,274	1,680
Federal funds sold and other	37	74	77	184
Total interest and dividend income	11,828	13,947	35,922	43,855
Interest expense
Deposits	3,679	5,605	12,121	18,813
Federal funds purchased and repurchase agreements	28	228	139	582
Federal Home Loan Bank advances and other debt	579	620	1,697	2,164
Subordinated debentures	80	175	299	588
Convertible promissory notes	44	—	44	—
Total interest expense	4,410	6,628	14,300	22,147
Net interest income before provision for loan losses	7,418	7,319	21,622	21,708
Provision for loan losses	1,200	3,200	3,600	4,361
Net interest income after provision for loan losses	6,218	4,119	18,022	17,347
Non-interest income
Fees from fiduciary activities	162	171	463	597
Fees from loan servicing	161	163	538	562
Fees for other services to customers	1,330	1,488	3,867	4,332
Gains from sales of loans	105	60	753	268
Net change in valuation of mortgage servicing rights	(60)	33	(247)	(177)
Net gains from sale of securities	—	—	2,943	327
Net change in cash surrender value of life insurance	242	(12)	493	102
Income in equity of UFS subsidiary	142	182	367	522
Other income	8	17	42	82
Total non-interest income	2,090	2,102	9,219	6,615
Non-interest expenses
Salaries and employee benefits	4,147	4,180	12,316	12,909
Occupancy expense	592	582	1,846	1,838
Equipment expense	313	333	992	1,021
Data processing and courier	246	293	724	916
Operation of foreclosed properties	461	620	714	2,020
Provision for impairment of letters of credit	9	554	20	554
Other operating expenses	1,661	2,150	6,059	6,309
Total non-interest expenses	7,429	8,712	22,671	25,567
Income (loss) before provision for (benefit from) income taxes	879	(2,491)	4,570	(1,605)
Provision for (benefit from) income taxes	44	(1,317)	919	(1,690)
Net income (loss)	$835	$(1,174)	$3,651	$85
Basic earnings (loss) per share	$0.11	$(.15)	$0.46	$0.01
Diluted earnings (loss) per share	$0.11	$(.15)	$0.46	$0.01
Dividends declared per share	$—	$—	$—	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.
4

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE
INCOME (LOSS) (Unaudited)
Nine months ended September 30, 2009
(Dollar amounts in thousands except for share data)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity

	Common Stock
	Shares	Amount

Balance, December 31, 2008	7,911,539	$40,662	$11,977	$21,499	$(3,549)	$(1,635)	$68,954

Net income for the period	—	—	—	3,651	—	—	3,651
Changes in net unrealized loss on securities available for sale	—	—	—	—	—	4,422	4,422

Reclassification adjustment for net gains realized in income						(2,943)	(2,943)
Tax effect						829	829
Total comprehensive income							2,308
Stock options forfeited			2				2
Balance, September 30, 2009	7,911,539	$40,662	$11,979	$25,150	$(3,549)	$673	$74,915

See accompanying Notes to Unaudited Consolidated Financial Statements.
5

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2009 and 2008
(Dollar amounts in thousands)

	2009	2008

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$3,651	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	997	1,045
Amortization of core deposit intangible	39	40
Amortization of debt issuance costs	4	—
Provision for losses on loans	3,600	4,361
Provision for impairment of letters of credit	20	554
Net amortization of premium/discount on securities	948	(81)
Increase in cash surrender value of life insurance	(493)	(102)
Net gain on sale of securities	(2,943)	(327)
Net gain on sale of loans	(753)	(268)
Proceeds from sale of loans held for sale	66,424	19,860
Origination of loans held for sale	(65,650)	(18,930)
Net change in valuation on mortgage servicing rights	247	177
Provision for valuation allowance on other real estate owned	491	1,593
Net (gain) loss from disposal of foreclosed properties	(205)	76
Net (gain) loss from disposal of bank premises and equipment	—	1
Stock option compensation expense recognized	—	6
Provision (benefit) for deferred tax expense	1,010	(2,874)
Tax expense from exercise/forfeiture of stock options	2	30
Changes in assets and liabilities:
Accrued interest receivable and other assets	603	1,337
Accrued expenses and other liabilities	(851)	(1,772)
Net cash provided by operating activities	7,141	4,811

Cash flows from investing activities:
Principal payments on securities available-for-sale	101,139	18,890
Proceeds from sale of securities available-for-sale	163,037	27,087
Purchase of securities available-for-sale	(242,710)	(55,448)
Proceeds from sale of foreclosed properties	3,131	1,751
Proceeds from sale of premises and equipment	11	2
Loan originations and payments, net	43,700	3,667
Additions to premises and equipment	(172)	(476)
Investment in bank owned life insurance	—	(881)
Net cash provided by (used in) investing activities	68,136	(5,408)

See accompanying Notes to Unaudited Consolidated Financial Statements.
6

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2009 and 2008
(Dollar amounts in thousands)

	2009	2008

Cash flows from financing activities:
Net change in deposits	$(17,634)	$(41,742)
Net change in federal funds purchased and repurchase agreements	(8,953)	17,102
Repayments on Federal Home Loan Bank advances	(20,095)	(85,076)
Proceeds from Federal Home Loan Bank advances	20,000	85,000
Tax benefit from exercise of stock options	—	(31)
Issuance of stock pursuant to dividend reinvestment plan	—	266
Cash dividends paid	—	(1,262)
Proceeds from issuance of convertible promissory notes	4,200	—
Debt issuance costs	(156)	—
Net cash used in financing activities	(22,638)	(25,743)

Net change in cash and cash equivalents	52,639	(26,340)

Beginning cash and cash equivalents	23,482	46,381

Ending cash and cash equivalents	$76,121	$20,041

Supplemental cash flow information:
Interest paid	$14,730	$23,709
Income taxes paid	—	32

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	6,453	6,403
Mortgage servicing rights resulting from sale of loans	93	28

See accompanying Notes to Unaudited Consolidated Financial Statements.
7

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

1.

The accompanying consolidated financial statements should be read in conjunction with our 2008 Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the consolidated financial position as of September 30, 2009 and the results of operations for the nine month periods ending September 30, 2009 and 2008. The consolidated results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the entire year. We have evaluated all subsequent events through November 5 2009, the date the consolidated financial statements were issued.

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

EARNINGS (LOSS) PER SHARE
(Dollar amounts in thousands, excluding per share data)

	Three months ended September 30,			Nine months ended September 30,
	2009		2008	2009		2008
(Numerator):
Net income (loss)	$835		$(1,174)	$3,652		$85
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539		7,911,539	7,911,539		7,911,446
Dilutive effect of stock options	—	(1)	— (1)	—	(1)	—	(1)
Dilutive effect of convertible promissory notes	—	(2)	— (2)	—	(2)	—	(2)
Weighted average number of common shares outstanding-diluted	7,911,539		7,911,539	7,911,539		7,911,446

Basic Earnings (Loss) Per Share	$0.11		$(0.15)	$0.46		$0.01
Diluted Earnings (Loss) Per Share	$0.11		$(0.15)	$0.46		$0.01

(1) At September 30, 2009, and 2008, there were 73,628 and 126,628 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2) At September 30, 2009 there were 420,000 outstanding shares of mandatorily convertible promissory notes which are not included in the computation of diluted earnings per share because they are considered anti-dilutive. In addition, there are an additional 420,000 shares that are convertible at the discretion of the note holder. These shares have not been included because of their anti-dilutive effect, if converted.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

4.	Adoption of New Accounting Standards

In November 2007, the Financial Accounting Standards Board (“FASB”) Accounting Codification Statement (“ASC”) 810-10 Non-controlling Interest in Consolidated Financial Statements – an amendment to ASC 860-10 was issued. ASC 810-10 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted ASC 810-10 effective January 1, 2009. The adoption of this statement did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In February 2008, the FASB issued ASC 860-10 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. ASC 860-10 requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under ASC 860-10, unless certain criteria are met, in which case the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under ASC 860-10. ASC 860-10 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of ASC 860-10 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In March 2008, the FASB issued ASC 815-10 Disclosures About Derivative Instruments and Hedging Activities – an amendment of ASC 815-10. ASC 815-10 requires entities to provide enhanced qualitative disclosures about objectives and strategies with respect to an entity’s derivative and hedging activities. ASC 815-10 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In October 2008, the FASB issued ASC 820-10 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. ASC 820-10 clarifies the application of ASC 820-10 in an inactive market and provides key considerations in determining the fair value of an asset where the market is not active. ASC 820-10 was effective immediately upon issuance. The adoption of ASC 820-10 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In December 2008, the FASB issued ASC 860-10 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities. ASC 860-10 require enhanced disclosures about the transfers of financial assets and interests in variable interest entities. ASC 860-10 is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of ASC 860-10 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

In April 2009, the FASB issued ASC 320-10 Recognition and Presentation of Other-Than-Temporary Impairments. ASC 320-10 amended the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. ASC 320-10 modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. ASC 320-10 would require management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. ASC 320-10 changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors with only the portion of impairment related to credit losses included in earnings in the current period. The adoption of ASC 320-10 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

In April 2009, FASB issued ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under ASC 820-10 Fair Value Measurements. ASC 820-10 is effective for our interim and annual periods ending after June 15, 2009, The adoption of ASC 820-10 did not have a material impact on our consolidated financial condition, results of operations or liquidity.

ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value of Financial Instruments, require disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 and ASC 270-10 are effective for the interim period ending June 30, 2009. ASC 825-10 and ASC 270-10 amend only the disclosure requirements about fair value of financial instruments in interim periods. The new interim disclosures required by ASC 825-10 and ASC 270-10 are included in the consolidated financial statements.

ASC 855-10 Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 became effective for consolidated financial statements for periods ending after June 15, 2009. ASC 855-10 did not have a significant impact on our consolidated financial statements.

Topic 860 Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10 amends ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10 also requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period. ASC 860-10 will become effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

In June, 2009, FASB issued ASC 810-10, Amendments to ASC 810-10, Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810-10 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810-10 will become effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. ASC 105-10 is effective for our financial statements for periods ending after September 15, 2009. ASC 105-10 did not have a significant impact on our consolidated financial statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

5.	Fair Value

ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The statement describes three levels of inputs that may be used to measure fair value:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the fair value measurement.

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

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income such as the cost to service, the discount rate, and prepayments. We are able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

The fair value of Foreclosed Properties, Impaired Loans and Impaired Letters of Credit is based on a review of comparable collateral in similar marketplaces and analysis of expected cash flows of the loan in relationship to the agreed terms of the loan (Level 3 inputs).

Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS
(Dollar amounts in thousands)

		Fair Value Measurements at September 30, 2009
	September 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
Mortgage-backed securities	$130,706	$—	$130,706	$—
Obligations of states and political subdivisions	39,380	—	39,380	—
Private placement and corporate bonds	36,471	—	36,471	—
Other securities	3,055	—	3,055	—
Total securities available for sale	209,612	—	209,612	—
Servicing rights	705	—	705	—

Total	$210,317	$—	$210,317	$—

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

FAIR VALUE MEASURMENTS USING SIGNIFICANT UN UNOBSERVABLE INPUTS (LEVEL 3)
(Dollar Amounts in Thousands)

Assets are measured on a recurring basis using significant unobservable inputs (Level 3) as summarized below:

Securities Available for Sale

Beginning balance	$225,417
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	1,995
Included in other comprehensive income	3,666
Purchases, issuances, and settlements	(21,466)
Transfers into Level 3	—
Ending Balance	$209,612

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

		Fair Value Measurements at September 30, 2009
	September 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$38,527	$—	$—	$38,527
Foreclosed properties	10,178	—	—	10,178
Impaired letters of credit	2,978	—	—	2,978

Total	$51,683	$—	$—	$51,683

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value of Financial Instruments, require disclosures about fair value of financial instruments and significant assumptions used to estimate fair value. The estimated fair values of financial instruments were as follows:

(Dollar amounts in thousands)

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$76,121	$76,121	$23,482	$23,482
Securities available for sale	209,612	209,612	225,417	225,417
Loans held for sale	254	257	368	373
Loans, net	661,408	666,171	715,161	721,569
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	3,797	3,797	3,968	3,968

Financial liabilities
Deposits	832,124	834,535	849,758	854,228
Federal funds purchased and repurchase agreements	21,221	21,221	30,174	30,174
Federal Home Loan Bank advances	85,000	86,431	85,095	85,228
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	4,200	4,200	—	—
Accrued interest payable	2,429	2,429	2,857	2,857

Off balance sheet credit related items
Letters of credit	2,978	2,978	2,957	2,957

The methods and assumptions used to estimate fair value are described as follows:

(a)     Cash and Cash Equivalents

Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.

(b)     Securities Available for Sale

Fair values for securities available for sale are based on market prices or other inputs that are observable or can be corroborated by observable market data.

(c)     Loans Held for Sale

The fair value of loans held for sale is based on actual market quotes from third party investors.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

(d) Loans, net

For variable-rate loans that reprice frequently, fair values are based on carrying value. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms. Impaired loans are valued at the lower of cost or fair value. Fair value is measured based on the value of the underlying collateral securing these loans less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the valuation process.

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

(g) Deposits

The carrying amount of demand deposits (interest bearing and non-interest bearing), savings deposits, and money market deposits approximate fair values. The carrying amount of variable rate time deposits, including certificates of deposit, approximate fair value. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates.

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

(k) Convertible promissory notes

The carrying amount of fixed rate convertible promissory notes approximates fair values based on the issuance value.

(l) Accrued Interest Payable

The carrying amounts of accrued interest payable approximate fair value.

(m) Off Balance Sheet Credit Related Items-Letters of Credit

The carrying amount of the off balance sheet letters of credit approximates fair value based on management’s evaluation of the factors affecting the letters of credit.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

6.	Equity Investment

As of September 30, 2009 and December 31, 2008 Baylake Bank owned a 49.8% interest in United Financial Services, Inc. (“UFS”), a data processing service company, with a carrying value of $4.7 million at September 30, 2009 and $4.4 million at December 31, 2008, as reflected in Other Assets in our consolidated balance sheets. In addition to the ownership interest, we have a right to appoint one member to the three-member Board of Directors of UFS. The investment in UFS is carried under the equity method of accounting, and the pro rata share of its income is included in Income in equity of UFS subsidiary in the Consolidated Statements of Operations. On June 27, 2006, UFS entered into an amendment to an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS common stock. The individual exercised the option with respect to 120 shares on January 15, 2007 at $1,000 per share and subsequently sold these shares back to UFS for book value. The net result was recognition of $0.4 million of goodwill upon redemption of the shares. Current book value of UFS is approximately $9,479 per share. Any future exercise of the options and issuance of the underlying shares will have the effect of reducing our investment in UFS and result in a dilution of UFS earnings per share, which would not result in a material impact to the carrying value of the asset on our consolidated balance sheet.

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

The ALL consists of a specific component on impaired loans and a general component for non-impaired loans. The components of the ALL represent estimations pursuant to either ASC 450-10, Accounting for Contingencies, or ASC 310-10, Accounting by Creditors for Impairment of a Loan. The specific component of the ALL reflects estimated losses from analyses developed through review of individual loans deemed impaired. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component is based on the Company’s historical loss experience which is updated quarterly. The general component of the allowance for loan losses also includes consideration of concentrations, changes in portfolio mix and volume and other qualitative factors.

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

Changes in the ALL were as follows (dollar amounts in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the three months ended September 30		For the nine months ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$13,021	$12,327	$13,561	$11,840
Provision for loan losses	1,200	3,200	3,600	4,361
Charge-offs	(304)	(2,990)	(3,696)	(3,809)
Recoveries	55	67	507	212
Balance at end of period	$13,972	$12,604	$13,972	$12,604

Net charge-offs (“NCOs”)	$(249)	$(2,923)	$(3,189)	$(3,597)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008

Non performing loans with no allocated ALL	$9,109	$11,425	$8,165	$17,755	$—
Non performing loans with allocated ALL	31,376	40,188	40,743	26,299	38,234
ALL allocated to non performing loans	6,414	5,588	7,192	6,019	6,854
Average impaired loans during the quarter	46,936	45,800	46,822	42,970	38,752

Management is continually monitoring impaired loan relationships. In the event facts and circumstances change, additional provisions may be necessary.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

Non performing loans are as follows (dollar amounts in thousands):

NON PERFORMING LOANS

	Quarters Ended
	9/30/09	6/30/09	3/31/09	12/31/08	9/30/08

Nonaccrual Loans[1]	$40,474	$51,601	$48,480	$43,687	$38,234
Loans restructured in a troubled debt restructuring	11	12	428	367	—
Total Nonperforming Loans (“NPL”)	$40,485	$51,613	$48,908	$44,054	$38,234

1Included in total nonaccrual loans at September 30, 2009 are $4.9 million of troubled debt loan restructurings that are currently in a nonaccrual status.

Impaired loans with a valuation allowance based upon the fair value of the underlying collateral had a carrying amount of $31.4 million at September 30, 2009 compared to $26.3 million at December 31, 2008. The valuation allowance on impaired loans was $6.4 million at September 30, 2009 compared to $6.0 million at December 31, 2008.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

8.	Promissory Notes

On August 14, 2009, we completed our initial closing of a private placement of our 10% Convertible Notes due June 30, 2017 (the “Notes). The Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. At the closing, we issued $3.025 million principal amount of the Notes, at par, and received gross proceeds in the same amount.

On September 30, 2009 we completed a second closing for a private placement of the Notes. At the second closing, we issued $1.175 million principal amount of the Notes, at par, and received gross proceeds in the same amount. Total gross proceeds from the two closings were $4.2 million. The Notes were offered and sold on a best efforts basis, and we did not pay any commissions, fees or other form of remuneration with respect to the sale of the Notes. We are using the proceeds of the offering to provide capital to Baylake Bank and for other general corporate purposes.

The Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year, commencing October 1, 2009. The Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Notes. Prior to October 1, 2014, each holder of the Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The principal amount of any Note that has not been converted or redeemed will be payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Notes.

We incurred debt offering costs of $0.15 million with the initial closing of the Notes. Additional debt offering costs will be incurred with each subsequent closing, but it is anticipated these costs will be less than the initial costs. These costs are capitalized and amortized to interest expense using the effective interest method over the initial conversion term, which is October 1, 2014. The total amount of Notes offered is $15.0 million. Although no date has been established, we anticipate future closings will occur prior to year end 2009.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

9.          Investments

Securities available for sale consist of the following:

INVESTMENT SECURITY ANALYSIS
At September 30, 2009
(Dollar amounts in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
Mortgage-backed securities of U.S. government-sponsored agencies	$2,536	$(310)	$130,706
Obligations of states and political subdivisions	1,861	(11)	39,380
Private placement and corporate bonds	—	(3,264)	36,471
Other securities	—	—	3,055
Total securities available for sale	$4,397	$(3,585)	$209,612

At December 31, 2008
(Dollar amounts in thousands)

	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
U.S. Treasury and other U.S. government-sponsored agency securities	$116	$—	$4,605
Mortgage-backed securities of U.S. government-sponsored agencies	3,051	(36)	155,133
Obligations of states and political subdivisions	724	(931)	53,647
Private placement and corporate bonds	—	(5,777)	9,353
Other securities	—	—	2,679
Total securities available for sale	$3,891	$(6,744)	$225,417

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2009
U.S. Treasury and other U.S. government sponsored agency securities	$—	$—	$—	$—	$—	$—
Obligations states and political subdivisions	1,898	(6)	380	(5)	2,279	(11)
Mortgage-backed securities	38,663	(583)	—	—	38,663	(583)
Private placement and corporate bonds	—	—	12,144	(2,991)	12,144	(2,991)
Total temporarily impaired	$40,561	$(589)	$12,524	$(2,996)	$53,086	$(3,585)

December 31, 2008
U.S. Treasury and other U.S. government sponsored agency securities	$—	$—	$—	$—	$—	$—
Obligations states and political subdivisions	24,005	(931)	—	—	24,005	(931)
Mortgage-backed securities	16,925	(33)	3,717	(3)	20,642	(36)
Private placement and corporate bonds	7,901	(4,133)	1,452	(1,644)	9,353	(5,777)
Total temporarily impaired	$48,831	$(5,097)	$5,169	$(1,647)	$54,000	$(6,744)

10.	Mortgage Servicing Rights

We have obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market. New mortgage servicing rights (MSRs) are recorded when loans are sold in the secondary market. On a quarterly basis MSRs are valued based on available market information. We do not hedge the risk of changes in fair value.

Changes in the carrying value of MSR’s are as followed:

	For the Nine Months Ended September 30,
	2009	2008

Balance at beginning of period	$860	$1,366
Addition from loans sold with servicing retained	92	29
Changes in valuation	(247)	(535)
Fair value of MSRs at end of period	$705	$860

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. is a Wisconsin corporation that is registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our wholly-owned banking subsidiary, Baylake Bank, is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services to its business, retail, and municipal customers, as well as a full range of trust, investment and cash management services. Baylake Bank is a member of the Federal Reserve and the Federal Home Loan Bank.

The following sets forth management’s discussion and analysis of our consolidated financial condition at September 30, 2009 and December 31, 2008 and our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Allowance for Loan Losses

The ALL on our consolidated balance sheet represents management’s estimate of probable and inherent credit losses in the loan portfolio. Establishing the amount of the ALL requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and qualitative factors such as consideration of current economic trends and conditions, all of which may be susceptible to significant changes. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A PFLL is charged to earnings based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of specific reserves on impaired loans, general reserves on pools of homogeneous loans and a general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. The components of the allowance represent an estimate pursuant to either ASC 450-10, Accounting for Contingencies, or ASC 310-10, Accounting by Creditors for Impairment of a Loan. The reserve component of the ALL on specific loans reflects expected losses based on analyses of impaired loans over a fixed dollar amount. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The reserve component on homogeneous pools of loans is based on our historical loss experience, which is updated quarterly. This component of the ALL also includes consideration of qualitative factors such as concentration changes in portfolio mix and volume and other qualitative factors. The unallocated component represents the portion of the allowance not specifically identified with specific loans or pools of loans.

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change.

To the extent actual results differ from management estimates, an additional provision for loan losses could be required that could adversely affect our earnings or financial position in future periods. In addition, management continues to refine the estimation process. Changes in the estimation process could also result in an additional provision for loan losses being recorded. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off for which a loss is realized.

Foreclosed Properties:

Foreclosed properties acquired through or in lieu of loan foreclosure are initially recorded at lower of cost or fair value when acquired less estimated costs to sell, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Any costs incurred with respect to such assets after acquisition are expensed as incurred.

Provision for Impairment of Standby Letters of Credit:

The provision for impairment of standby letters of credit represents management’s estimate of probable incurred losses on off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of further impairment, a provision for impairment of standby letters of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. At September 30, 2009, the allowance for impairment of standby letters of credit was $3.0 million.

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

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. For 2008, the testing was performed in the fourth quarter and was based on the market value of our stock using a three-year quarterly average multiple of market value. No impairment was recognized in 2008. For 2009, impairment testing will occur in the fourth quarter. Our intentions are to use a third-party valuation company to perform the testing.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and nine month periods ended September 30, 2009 and 2008.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss), as reported	$835	$(1,174)	$3,651	$85
EPS-basic, as reported	$0.11	$(0.15)	$0.46	$0.01
EPS-diluted, as reported	$0.11	$(0.15)	$0.46	$0.01
Cash dividends declared	$—	$—	$—	$—

Return on average assets	0.31%	(0.43)%	0.46%	0.01%
Return on average equity	4.61%	(6.37)%	6.87%	.14%
Efficiency ratio, as reported (1)	75.53%	89.06%	70.85%	87.84%

(1)

Non-interest expense divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $0.8 million for the three months ended September 30, 2009 reflected an improvement from a net loss of $1.2 million for the comparable period in 2008. Net interest income increased $0.1 million for the quarter ended September 30, 2009 versus the comparable quarter last year, resulting from a $2.2 million decline in interest expense partially offset by a $2.1 million reduction in interest income. Additionally, a PFLL of $1.2 million was charged to earnings for the third quarter of 2009, versus a PFLL of $3.2 million taken during the comparable quarter of 2008. In addition to the increase in net interest income and the decrease in the PFLL, expenses from the operation of foreclosed properties were down from $0.7 million in the third quarter of 2008 to $0.5 million in the third quarter of 2009. Refer to the “Net Interest Income,” “Provision for Loan Losses,” “Non-Interest Expense” and “Non-Interest Income” sections below for additional details.

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

Average interest rates on both loans and deposits were lower during the three-month period ending September 30, 2009 compared to the same period in 2008, as well as during the first nine months of 2009 compared to the same period in 2008. In each case the change was due in part to changing economic conditions and the continued reduction in the Fed Funds target rate. In mid December 2008, the Fed Funds target rate was set by the Federal Reserve at 0 basis points (“bps”) from 25 bps and has remained at this level throughout the first nine months of 2009.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread increased 16 bps to 3.06% for the third quarter of 2009 compared to the same period in 2008, resulting primarily from a 75 bps decrease in the yield on interest-earning assets from 5.77% to 5.02% which was offset by a 91 bps decrease in the cost of interest-bearing liabilities from 2.88% to 1.97%. At December 31, 2008, our balance sheet was slightly liability sensitive (meaning liabilities will reprice more quickly than assets). Therefore, the decline in interest rates resulting from both economic and competitive forces allowed deposits to reprice downward at a faster pace than our loans. Additionally, yields on our loans were maintained at higher levels in the declining interest rate environment during the fourth quarter of 2008 and first quarter of 2009 primarily due to the positive impact of interest rate floors on many of the Bank’s variable rate loans. As interest rate floors were attained during this declining interest rate period, the Bank’s interest rate spread widened due to enhanced interest income being earned on loans subject to the interest rate floors.

Net interest income on a tax-equivalent basis was $7.7 million for the three months ended September 30, 2009 and September 30, 2008. The decrease in interest received on loans during the third quarter ended September 30, 2009 versus the comparable quarter in 2008, attributable to both a decline in interest rates and a reduction in average loans, was offset by a comparable decrease in interest expense on funding costs, each reflecting the continued decline in prevailing interest rates.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the third quarter of 2009 was 3.19%, up 9 bps from 3.10% for the comparable period in 2008.

For the three months ended September 30, 2009, average interest-earning assets decreased $30.0 million (3.0%) from the same period in 2008. Decreases in average loans of $54.0 million (7.2%), in average tax-exempt securities of $18.0 million (32.7%) and in average taxable securities of $9.0 million (5.2%) were offset in part by a $51.0 million increase in Federal Funds Sold and interest-bearing deposits due from banks.

Net interest income on a tax-equivalent basis was $22.5 million for the nine months ended September 30, 2009 compared to $22.8 million for the same period in 2008. The increase for the current nine-month period reflected a decrease in interest expense on deposits of $6.7 million partially offset by a decrease in interest income on loans of $6.3 million, each reflecting the continued decline in prevailing interest rates.

Net interest margin for the nine months ending September 30, 2009 was 3.13%, up 4 bps from 3.09% for the comparable period in 2008.

For the nine months ended September 30, 2009, average interest-earning assets decreased $24.3 million (2.4%) from the same period in 2008. Decreases in average loans of $36.1 million (4.8%), in average tax-exempt securities of $13.3 million (23.8%), and in average taxable securities of $9.9 million (5.8%) were offset in part by a $35.0 million increase in Federal Funds Sold and interest-bearing deposits due from banks.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
(Dollar amounts in thousands)

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average interest-earning assets:
Loans, net [1,2]	$691,898	$9,748	5.59%	$745,937	$11,216	5.98%
Taxable securities	163,370	1,755	4.30%	172,346	2,180	5.06%
Tax exempt securities [1]	36,902	557	6.04%	54,858	839	6.12%
Federal funds sold and interest bearing deposits due from banks	64,892	37	0.23%	13,909	73	2.11%
Total interest-earning assets	957,062	$12,097	5.02%	987,050	$14,308	5.77%
Non-interest earning assets	94,637			94,772

Total assets	$1,051,699			$1,081,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average interest-bearing liabilities:
Total interest-bearing deposits	$766,010	$3,680	1.91%	$774,829	5,605	2.88%
Short-term borrowings	8	0	0.66%	728	5	2.69%
Customer repurchase agreements	20,699	28	0.54%	39,998	223	2.22%
Federal Home Loan Bank advances	85,000	579	2.70%	85,145	620	2.90%
Subordinated debentures	16,100	80	1.97%	16,100	175	4.33%
Convertible promissory notes	1,591	44	11.09%
Total interest-bearing liabilities	889,408	$4,411	1.96%	916,800	$6,628	2.87%

Demand deposits	77,488			80,573
Accrued expenses and other liabilities	13,055			11,105
Stockholders’ equity	71,748			73,344

Total liabilities and stockholders’ equity	$1,051,699			$1,081,822

Net Interest Income		$7,686			$7,680
Interest rate spread [3]			3.06%			2.90%
Net interest margin [4]			3.19%			3.10%

1	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2	The average loan balances and rates include non-accrual loans.

3

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

4	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
(Dollar Amounts in thousands)

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average interest-earning assets:
Loans, net [1,2]	$710,461	$29,619	5.57%	$746,552	$35,939	6.43%
Taxable securities	162,809	5,204	4.26%	172,734	6,296	4.86%
Tax exempt securities [1]	42,728	1,931	6.03%	56,072	2,545	6.05%
Federal funds sold and interest bearing due from banks	44,260	77.23%		9,226	184	2.68%
Total interest-earning assets	960,258	36,831	5.13%	984,584	$44,964	6.10%
Non-interest earning assets	93,534			94,909

Total assets	$1,053,792			$1,079,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average interest-bearing liabilities:
Total interest-bearing deposits	$774,603	12,121	2.09%	$785,898	$18,813	3.20%
Short-term borrowings	409	2	0.69%	3,844	86	2.98%
Customer repurchase agreements	23,606	137	0.77%	25,092	496	2.64%
Federal Home Loan Bank advances	85,039	1,697	2.67%	85,161	2,164	3.39%
Subordinated debentures	16,100	299	2.45%	16,100	588	4.88%
Convertible promissory notes	536	44	10.94%	—	—
Total interest-bearing liabilities	900,293	14,300	2.13%	916,095	$22,147	3.23%

Demand deposits	69,696			72,820
Accrued expenses and other liabilities	12,725			11,664
Stockholders’ equity	71,078			78,914

Total liabilities and stockholders’ equity	$1,053,792			$1,079,493

Net Interest Income		$22,531			$22,817
Interest rate spread [3]			3.00%			2.87%
Net interest margin[4]			3.13%			3.09%

1	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2	The average loan balances and rates include non-accrual loans.

3

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

4	Net interest margin is the annualized effect of the net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Three Months ended September 30, 2009 compared to the Nine months ended September 30, 2008:

	Increase (Decrease) due to
	Volume	Rate	Net
Interest income:
Loans (2)	$(3,119)	$1,651	$(1,468)
Taxable securities	(463)	29	(434)
Tax exempt securities (2)	(1,085)	803	(282)
Federal funds sold and interest bearing due from banks	65	(102)	(37)
Total interest earning assets	(4,602)	2,381	(2,221)

Interest expense:
Total interest-bearing deposits	(816)	(1,110)	(1,926)
Short term borrowings	(11)	6	(5)
Customer repurchase agreements	(302)	107	(195)
FHLB advances	(4)	(37)	(41)
Subordinated debentures	—	(95)	(95)
Convertible promissory notes	44	—	44
Total interest-bearing liabilities	(1,089)	(1,129)	(2,217)

Net interest income	$(3,513)	$3,510	$(3)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34% for all periods presented.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.1% and 91.2% for the third quarter of 2009 and 2008, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Nine Months ended September 30, 2009 compared to the Nine Months ended September 30, 2008:

	Increase (Decrease) due to
	Volume	Rate	Net
Interest income:
Loans (1)	$(1,649)	$(4,670)	$(6,319)
Taxable securities	(492)	(600)	(1,092)
Tax exempt securities (2)	(602)	(12)	(614)
Federal funds sold and interest bearing due from banks	(34)	(74)	(108)
Total interest-earning assets	(2,777)	(5,356)	(8,133)

Interest expense:
Total interest-bearing deposits	(574)	(6,117)	(6,691)
Short term borrowings	(45)	(39)	(84)
Customer repurchase agreements	(28)	(332)	(360)
FHLB advances	(3)	(464)	(467)
Subordinated debentures	—	(289)	(289)
Convertible promissory notes	44	—	44
Total interest-bearing liabilities	(606)	(7,241)	(7,847)

Net interest income	$(2,171)	$1,885	$(286)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34% for all periods presented.

The ratio of average interest-earning assets to average total assets was 91.1% and 91.2% for the nine months ended September 30, 2009 and 2008, respectively.

Provision for Loan Losses

The PFLL is the periodic cost of providing an allowance for probable and inherent losses. The ALL consists of specific and general components. Our internal risk system is used to identify loans that meet the criteria for being “impaired” under the definition of ASC 310-10. The specific component relates to loans that are individually classified as impaired. These loans identified for impairment are assigned a specific reserve based upon that analysis. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include repayment risk, employment and inflation statistics, concentration risk based on industry type, new product growth and portfolio growth.

The PFLL for the quarter ended September 30, 2009 was $1.2 million compared to $3.2 million for the comparable quarter last year. New impairments of $1.1 million on loans not previously identified with associated loan balances of $4.0 million were recorded partially offset by a decrease of $0.6 million relating to our historical loss component recorded during the current quarter. In addition, we experienced a net increase of $0.7 million in general reserves.

Net loan charge-offs for the first nine months of 2009 were $3.2 million compared to $3.6 million for the same period in 2008. Net annualized charge-offs to average loans were 0.60% for the first nine months of 2009 compared to 0.64% for the same period in 2008. For the nine months ended September 30, 2009, non-performing loans decreased by $3.6 million (8.2%) to $40.5 million from $44.1 million at December 31, 2008 and increased $2.3 million (6.3%) from $38.2 million at September 30, 2008. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Of the $3.2 million of net charge-offs for the nine months ended September 30, 2009, $2.7 million was related to one loan relationship. The entire amount of this charge-off was specifically reserved for in the fourth quarter of 2008 and, therefore, did not require any additional provision during the first nine months of 2009.

Our management believes that the ALL at September 30, 2009 and the related PFLL taken for the nine months ended September 30, 2009 is appropriate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We continue to monitor non-performing loan relationships and will make additional provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Financial Condition - Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Non-Interest Income

The following table reflects the various components of non-interest income for the three and nine month periods ended September 30, 2009 and 2008, respectively.

NON-INTEREST INCOME
(Dollar amounts in thousands)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2009	2008		2009	2008
Fees from fiduciary services	$162	$171	(5.3%)	$463	$597	(22.4%)
Fees from loan servicing	161	163	(1.2%)	538	562	(4.4%)
Service charges on deposit accounts	1,022	1,084	(5.7%)	2,895	3,022	(4.2%)
Other fee income	171	212	(19.3%)	540	547	(1.3%)
Financial services income	136	192	(29.2%)	431	763	(43.4%)
Gains from sales of loans	105	60	75.0%	752	268	179.6%
Net change in valuation of mortgage servicing rights	(60)	33	(21.3%)	(247)	(177)	39.5%
Net gains from sale of securities	—	—	—	2,943	327	800.0%
Increase (decrease) in cash surrender value of life insurance	242	(12)	2116.7%	493	102	388.1%
Income in equity of UFS subsidiary	142	182	(22.0%)	367	522	(29.7%)
Other income	9	17	(47.1%)	44	82	(46.3%)
Total Non-Interest Income	$2,090	$2,102	(0.6%)	$9,219	$6,615	39.3%

Non-interest income increased $2.6 million (39.4%) for the nine months ended September 30, 2009 versus the comparable period in 2008. This was primarily due to $2.9 million of securities gains realized for the nine months ended September 30, 2009 versus $0.3 million for the same period in 2008 and a $0.5 million increase in gain on sale of loans related to a strong refinancing market on one-to-four family residential mortgages. This was partially offset by a $0.3 million decrease in financial services income due to a decline in trading activity on behalf of customers, a $0.2 million decrease in income in equity of our UFS subsidiary reflecting a reduction of equity income from implementation of a volume discount, $0.1 million decrease in fees from fiduciary services calculated on market values of trust accounts which have declined over the last twelve months, and a $0.1 million decrease in service charges on deposit accounts primarily related to reduced overdraft charge income.

Non-Interest Expense

The following Table reflects the various components of non-interest expense for the three and nine months ended September 30, 2009 and 2008, respectively.

NON-INTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2009	2008		2009	2008
Salaries and employee benefits	$4,147	$4,180	(0.8%)	$12,316	$12,909	(4.6%)
Occupancy	592	582	1.8%	1,846	1,838	0.4%
Equipment	313	333	(5.9%)	993	1,021	(2.9%)
Data processing and courier	246	293	(16.1%)	723	916	(20.9%)
Operation of foreclosed properties	461	620	(25.7%)	714	2,020	(59.9%)
Business development & advertising	91	115	(21.0%)	369	417	(10.0%)
Charitable contributions	10	22	(53.2%)	51	80	(36.3%)
Stationary and supplies	124	136	(8.6%)	377	451	(16.3%)
Director fees	95	151	(37.1%)	363	440	(17.5%)
FDIC insurance premiums	482	298	61.6%	1,864	662	181.5%
Legal and professional	128	259	(50.4%)	735	809	(9.1%)
Loan and collection	151	392	(61.5%)	531	1,072	(50.5%)
Provision for impairment of letter of credit	9	554	(98.4%)	20	554	(96.3%)
Other operating	580	777	(26.9%)	1,769	2,378	(32.0%)
Total Non-Interest Expense	$7,429	$8,712	(14.7%)	$22,671	$25,567	(11.3%)

Non-interest expense decreased $2.9 million (11.3%) to $22.7 million for the nine months ended September 30, 2009 compared to $25.6 million for the same period in 2008. The non-interest expense to average assets ratio was 2.9% for the nine months ended September 30, 2009 compared to 3.2% for the same period in 2008.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expense to average assets ratio decreased to 1.7% for the nine months ended September 30, 2009 compared to 2.4% for the same period in 2008. The efficiency ratio represents total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio improved to 70.9% for the nine months ended September 30, 2009 from 87.8% for the comparable period last year.

The decrease in salaries and employee benefits of $0.6 million (4.6%) to $12.3 million for the nine month period ended September 30, 2009 compared to the same period in 2008 reflects the fact that the number of full-time equivalent employees decreased from 314 as of September 30, 2008 to 304 as of September 30, 2009. During the second quarter of 2009, $0.3 million of self funding for health insurance was reversed because of excess funding related to the 2008 claims year. Additionally, our discretionary year-end contribution to our employees’ 401K accounts was eliminated effective January 1, 2009, and the 5% employer match to the 401K was eliminated effective April 1, 2009.

Data processing and courier expense decreased $0.2 million (20.9%) from the same period in 2008 due to a discount applied to our fees on behalf of our data processing provider effective January 1, 2009. This discount is determined on a volume basis and is anticipated to be applicable for the remainder of 2009.

Expenses related to the operation of foreclosed properties held for sale by the Bank was $0.8 million for the nine-month period ended September 30, 2009 compared to $2.0 million for the same period in 2008. We intend to continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees.

Included in non-interest expenses are FDIC insurance premiums of $1.9 million for the nine months ended September 30, 2009 compared to $0.7 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (“DIF”) of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Baylake Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. To ease the transition to the new system, insured institutions that had paid deposit insurance prior to 1997 were eligible for a one-time assessment credit based on their respective share of the aggregate assessment base. Our FDIC assessment for the first quarter of 2008 and for all of 2007 received and recorded after first quarter 2007, was offset by a portion of our one-time assessment credit. The final portion of the credit was applied to our FDIC assessment in the second quarter of 2008 and is therefore no longer available to offset future assessments, which will result in future expense increases. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 bps to 45 bps. Our assessment for the second quarter of 2009 under the risk-based assessment system was $0.5 million. There was no assessment in the third quarter of 2009.

In addition, in response to losses incurred by the DIF in 2008 and early 2009, on May 22, 2009 the FDIC imposed a special assessment of 5 bps on each FDIC-insured depository institution’s total assets, minus Tier 1 capital, calculated as of June 30, 2009. The special assessment, however, may not exceed 10 bps of an institution’s domestic deposits. The special assessment to Baylake Bank was $0.5 million.

On September 29, 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The FDIC Board also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. If approved, we will be required to prepay approximately $6.0 million in premiums on December 31, 2009.

Loan and collection expenses decreased $0.6 million (50.5%) to $0.5 million for the nine months ended September 30, 2009 compared to $1.1 million for the nine months ended September 30, 2008. We anticipate that non-performing loans will begin to stabilize and moderate, and if this happens, expenses should follow a similar trend.

Provision for impairment of letters of credit decreased $0.5 million (96.3%) for the nine months ended September 30, 2009 compared to $0.5 million for the nine months ended September 30, 2008. During the third quarter of 2008, a $0.5 million impairment was recorded due to a decline in the collateral securing the letter of credit.

Income Taxes

Our income tax expense for the nine months ended September 30, 2009 was $0.9 million, versus a tax benefit of $1.7 million for the same period in 2008. The increase in tax expense is attributable largely to a $3.6 million year-to-year increase in net income. We maintain significant net deferred tax assets for deductible temporary tax differences, such as allowance for loan losses, non-accrual loan interest, and foreclosed property valuations. Our determination of the amount of our deferred tax asset to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At September 30, 2009, we determined no valuation allowance was required other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

Financial Condition

Loans

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
(Dollar amounts in thousands)

	September 30, 2009	December 31, 2008	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$361,780	$381,765	(5.2%)
1-4 family residential
First liens	77,467	81,329	(4.7%)
Junior liens	14,356	18,609	(22.9%)
Home equity	38,534	34,498	11.7%
Commercial, financial and agricultural	88,428	110,432	(19.9%)
Real estate-construction	68,329	69,838	(2.2%)
Installment
Credit cards and related plans	1,857	1,627	14.1%
Other	10,678	11,249	(5.1%)
Obligations of states and political subdivisions	14,398	19,858	(27.5%)
Less: deferred origination fees, net of costs	(447)	(483)	(7.5%)
Total	$675,380	$728,722	(7.3%)

Total gross loans at September 30, 2009 decreased $53.3 million (7.3%) from $728.7 million at December 31, 2008 to $675.4 million at September 30, 2009. The decrease is primarily due to reductions in commercial real estate and commercial, financial and agricultural loans. This is the result of the uncertainty in the economy as we have focused on credit quality in loans we originate.

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

At least quarterly, management reviews the adequacy of the ALL. Based on an estimate computed pursuant to the requirements of ASC 450-10, Accounting for Contingencies and ASC 310-10, Accounting by Creditors for Impairment of a Loan, the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loans exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. In addition, management evaluates ALL methodology from time to time to assess whether modifications are appropriate in light of market conditions, identifiable trends, regulatory pronouncements or other factors. Management is currently reviewing its ALL methodology and may make modifications to it during the fourth quarter of 2009. We believe that any modifications or changes to the ALL methodology would be to enhance the ALL. However, any such modifications could result in materially different allowance levels in future periods.

The specific credit allocation for the ALL is based on a regular analysis by the loan officers of all commercial credits deemed to be impaired. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans over a fixed dollar amount with internal credit gradings at or below a predetermined classification and deemed impaired are evaluated. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected cash flows discounted at the loan’s effective interest rate, the market price of the loan, or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. Additionally, during the third quarter of 2008, we established a third-party relationship with professionals in the property management field to assist us in valuing both commercial and non-commercial collateral as a part of our analysis. A specific allowance is then allocated to impaired loans based on this assessment. Such allocations or impairments are reviewed by the Chief Credit Officer and management familiar with the credits.

The ALL at September 30, 2009 was $14.0 million, compared to $13.6 million at year-end 2008. This level was based on management’s analysis of the loan portfolio risk at September 30, 2009 as discussed above. As such, a PFLL of $3.6 million was charged to earnings for the nine months ended September 30, 2009 compared to a $6.4 million PFLL recorded for the same period ended September 30, 2008. A majority of the net charge-offs of $3.2 million through September 30, 2009 had been included in the ALL at December 31, 2008 and primarily related to one credit relationship. The PFLL recorded in 2009 reflects additional risks within the loan portfolio.

All of the factors we take into account in determining PFLLs in general categories are subject to change; thus, the allocations are management’s best estimate of the loan loss categories in which future loan losses will occur. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include repayment risk, employment and inflation statistics, concentration risk based on industry type, new product growth and portfolio growth. In addition, management continues to refine the ALL estimation process for when new information becomes available, which could also cause and increase or decrease to the ALL

During the fourth quarter of 2008, two related credit relationships totaling $19.3 million experienced significant cash flow concerns. Prior to the fourth quarter of 2008, these relationships had been paying as agreed and in management’s opinion, did not represent increased credit risk. As a result of our evaluation of these relationships, a provision of $10.2 million was charged to earnings of which $5.9 million relating to one of the relationships was charged off against ALL during the quarter ended December 31, 2008. During the first quarter of 2009, the ALL relating to these relationships was reduced to $4.1 million, reflecting a payment of $0.2 million. Subsequent to March 31, 2009, we received an additional partial payment in the amount of $5.6 million and charged off an additional $2.7 million against the ALL relating to one of the relationships. We continue to monitor both credits and believe that the remaining ALL of $1.4 million relating to these credits is appropriate and adequate based on all information available to us as of the date of this Report.

During the second quarter of 2009, four related credit relationships with exposure to the construction and real estate development markets totaling $8.4 million experienced varying degrees of cash flow and collateral concerns. Prior to the second quarter of 2009, the relationships had been paying as agreed and did not appear to present any additional credit risk. In a conservative approach, the entire relationship was moved to a non-accrual status during the second quarter to allow time for a complete evaluation of the credit. In addition, a $1.8 million reserve provision for this credit was recorded during the second quarter. During the evaluation in the third quarter, $3.7 million of the credit relationship was supported with independent cash flows and the customer proved the ability to make payments. Upon completion of negotiations, the $3.7 million was returned to accrual status and the remainder of the relationship remained on non-accrual status. A reduction in the impairment of the credit resulted from the debtor providing additional assets to the non-accrual debt.

Non-Performing Loans, Potential Problem Loans and Foreclosed Properties

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to ASC 310-10.

NON-PERFORMING ASSETS
(Dollar amounts in thousands)

	September 30, 2009		December 31, 2008		September 30, 2008
Nonperforming Assets:
Nonaccrual loans	$40,474		$43,687		$38,234
Loans restructured in a trouble debt restructuring	11		367		—
Accruing loans past due 90 days or more	—		—		—

Total nonperforming loans (“NPLs”)	$40,485		$44,054		$38,234
Other real estate owned	10,178		7,143		8,150

Total nonperforming assets (“NPAs”)	$50,663		$51,197		$46,384

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	3.28	x	0.84	x	2.62	x
NCOs to average loans (annualized)	0.60%		2.18%		0.64%
ALL to total loans	2.07%		1.86%		1.69%
NPLs to total loans	5.99%		6.04%		5.12%
NPAs to total assets	4.85%		4.82%		4.32%
ALL to NPLs[1]	34.51%		30.78%		32.97%

1Included in the nonaccrual loan total at September 30, 2009 are $4.9 million of troubled debt loan restructurings that are currently nonaccrual status.

Non-performing loans decreased $3.6 million (8.2%) during the nine months ended September 30, 2009 and increased $2.3 million (5.0%) from September 30, 2008. The non-performing loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

The following table presents an analysis of our past due loans excluding non-accrual loans:

PAST DUE LOANS (EXCLUDING NON-ACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	09/30/09	06/30/09	03/31/09	12/31/08	09/30/08
Total secured by real estate	$5,922	$6,936	$9,936	$11,957	$16,322
Commercial and industrial loans	862	2,512	3,255	671	239
Loans to individuals	204	104	131	145	246
All other loans	139	143	5	2	4
Total	$7,127	$9,695	$13,327	$12,775	$16,811

As indicated above, loan balances 30 to 89 days past due have decreased by $2.6 million since June 30, 2009 and $9.7 million since September 30, 2008. As the loans continue through the collection process, we anticipate these past due levels will continue to decline.

Information regarding other real estate owned is as follows:

FORECLOSED PROPERTIES
(Dollar amounts in thousands)

	Nine months ended September 30, 2009	Twelve months ended December 31, 2008	Nine months ended September 30, 2008
Beginning Balance	$7,143	$5,167	$5,167
Transfer of loans to foreclosed properties	6,453	8,328	6,403
Sales proceeds, net	(3,131)	(2,623)	(1,751)
Net gain (loss) from sale of foreclosed properties	204	(119)	(76)
Provision for foreclosed properties	(491)	(3,610)	(1,593)

Total Foreclosed Properties	$10,178	$7,143	$8,150

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Nine months ended September 30, 2009	Twelve months ended December 31, 2008	Nine months ended September 30, 2008
Beginning Balance	$3,391	$207	$207
Provision charged to operations	491	3,610	1,593
Allowance recovered on properties disposed	(1,122)	(426)	(230)

Balance at end of period	$2,760	$3,391	$1,570

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At September 30, 2009, the investment portfolio (which comprised investment securities available for sale) decreased $15.8 million (7.0%) to $209.6 million compared to $225.4 million at December 31, 2008. At September 30, 2009, the investment portfolio represented 20.1% of total assets compared to 21.2% at December 31, 2008.

At September 30, 2009, the obligations of states and political subdivisions category with continuous unrealized losses for twelve months or more comprised one security and the private placement and corporate bond category with continuous unrealized losses for twelve months or more comprised five securities.

At December 31, 2008 the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised two securities and the private placement and corporate bond category comprised one security.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as a separate component of equity, net of tax. If an impairment of a security is identified as other than temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the statement of operations. Losses other than credit will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in fair value. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

We continue to closely monitor corporate trust preferred securities we hold in our investment portfolio included in the private placement and corporate bond totals discussed above. Total unrealized losses on these securities are $3.0 million at September 30, 2009, representing 83.7% of the total gross unrealized losses. Based on in-depth analysis of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no declines were deemed to be other than temporary. Additionally, we do not have the intent to sell the trust preferred securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other than temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income. At September 30, 2009 and December 31, 2008, we did not hold securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

Deposits

Total deposits at September 30, 2009 decreased $17.7 million (2.1%) to $832.1 million from $849.8 million at December 31, 2008. Such decrease was a result of a decrease in our brokered deposits of $50.1 million from $114.1 million at December 31, 2008 to $64.0 million at September 30, 2009, partially offset by growth in retail certificates of deposits. Interest-bearing deposits at September 30, 2009 decreased $27.6 million (3.6%) to $748.6 million from $776.2 million at December 31, 2008.

Brokered certificates of deposit decreased $59.9 million (52.6%) to $54.0 million at September 30, 2009 compared to $113.9 million at December 31, 2008. Offsetting the decrease in brokered certificates of deposit, $10.0 million in a brokered demand deposit interest bearing account was obtained during the second quarter of 2009. These funds were previously on deposit with us as a certificate of deposit.

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

Other Funding Sources

Securities under agreements to repurchase at September 30, 2009 decreased $9.0 million (29.8%) to $21.2 million from $30.2 million at December 31, 2008. We did not have any federal funds purchased at either September 30, 2009 or December 31, 2008.

FHLB advances were $85.0 million at September 30, 2009 compared to $85.1 million at December 31, 2008. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt

In March 2006, we issued $16.1 million of variable rate, trust preferred securities and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At September 30, 2009, the interest rate on these securities was 1.63%. For banking regulatory purposes, these securities are considered Tier 1 capital.

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

During the third quarter of 2009, we completed two closings in the aggregate amount of $4.2 million of a private placement of 10% convertible promissory notes due June 30, 2017 (“the Notes”). The Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. The Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion. One-half of the original principal amounts are mandatorily convertible at the conversion ratio by October 1, 2014.

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

The following table summarizes our significant contractual obligations and commitments at June 30, 2009:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$307,618	$66,345	$11,216	$—	$385,179
Federal funds purchased and repurchase agreements	21,221	—	—	—	21,221
Federal Home Loan Bank advances	5,000	80,000	—	—	85,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes	—	—	—	4,200	4,200
Operating leases	32	—	—	—	32
Total	$333,871	$146,345	$11,216	$20,300	$511,732

Off balance Sheet Arrangements

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	September 30, 2009	December 31, 2008
Commitments to fund home equity line loans	$45,158	$42,085
Commitments to fund residential real estate construction loans	2,224	1,309
Commitments unused on various other lines of credit loans	126,908	134,093
Total commitments to extend credit	$174,290	$177,487

Financial standby letters of credit	$15,595	$16,325

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. Baylake Corp. and Baylake Bank have different liquidity considerations.

Our primary sources of funds are dividends from Baylake Bank, investment income, and net proceeds from borrowings. We may also undertake offerings of junior subordinated obligations and issue our common stock if and when we deem it prudent to do so. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends by a bank, without the prior written consent of the Wisconsin Department of Financial Institutions - Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders beginning in the first quarter of 2008. In addition, in order to pay dividends in the future, we will need to seek prior approval from WDFI as well as the Federal Reserve Board. There is no assurance, however, that we would receive such approval if sought.

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

Maturing investments have historically been a primary source of liquidity. For the three months ended September 30, 2009, principal payments totaling $10.6 million were received on investments. However, we purchased $27.8 million in investments in the same period. At September 30, 2009 the investment portfolio contained $130.7 million of mortgage-backed securities issued by U.S. government sponsored agencies, representing 62.4% of the total investment portfolio. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the September 30, 2009 Unaudited Consolidated Statements of Cash Flows, resulted in $17.6 million of cash outflow during the first nine months of 2009. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $50.1 million to $64.0 million during the nine month period ended September 30, 2009, versus $113.9 million at December 31, 2008. If at any point we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits in the future. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $226.8 million, or 33.6% of total loans maturing within one year of September 30, 2009. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at September 30, 2009 are federal funds purchased and securities sold under agreements to repurchase, which totaled $21.2 million compared to $30.2 million at the end of 2008. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $85.0 million at September 30, 2009 and $85.1 million at December 31, 2008.

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

Capital Resources

Stockholders’ equity at September 30, 2009 and December 31, 2008 was $74.9 million and $69.0 million, respectively. In total, stockholders’ equity increased $5.9 million (8.6%) during the current nine-month period. The increase in stockholders’ equity in the first nine months of 2009 was primarily related to our net income of $3.7 million and a decrease in comprehensive loss of $2.3 million (as a result of a decrease in unrealized losses on available-for-sale securities). The ratio of stockholders’ equity to assets was 7.2% and 6.5% at September 30, 2009 and December 31, 2008, respectively.

No cash dividends were declared during the first nine months of 2009 or during all of 2008. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. We continue to monitor the payment of dividends in relationship to our financial position on a quarterly basis and our intention is to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. In order to pay dividends, advance approval from the WDFI as well as the Federal Reserve Board will need to be obtained.

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

At September 30, 2009, we were categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

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

The following table presents our and our subsidiary’s capital ratios as of September 30, 2009 and December 31, 2008:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital (to Risk Weighted Assets)
Company	$88,129	11.34%	$62,157	8.00%	N/A	N/A
Bank	85,657	11.02%	62,187	8.00%	$77,734	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$74,164	9.55%	$31,078	4.00%	N/A	N/A
Bank	75,887	9.76%	31,094	4.00%	$46,641	6.00%
Tier 1 Capital (to Average Assets)
Company	$74,164	7.16%	$41,420	4.00%	N/A	N/A
Bank	75,888	7.33%	41,434	4.00%	$51,793	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk Weighted Assets)
Company	$80,787	9.72%	$66,471	8.00%	N/A	N/A
Bank	79,566	9.56%	66,524	8.00%	$83,155	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$70,362	8.47%	$33,235	4.00%	N/A	N/A
Bank	69,132	8.31%	33,262	4.00%	$49,893	6.00%
Tier 1 Capital (to Average Assets)
Company	$70,362	6.68%	$42,110	4.00%	N/A	N/A
Bank	69,132	6.56%	42,161	4.00%	$52,701	5.00%

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

As of September 30, 2009, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2008, as described in our 2008 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at September 30, 2009.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income over One Year Horizon
	At September 30, 2009		At December 31, 2008
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	$(1,240)	(4.6%)	$(2,464)	(8.4%)
+100 bp	(755)	(2.3%)	(1,333)	(4.5%)
Base	—	—	—	—
-100 bp	443	3.3%	1,984	6.8%
-200 bp	(528)	1.2%	1,163	4.0%

As shown above, at September 30, 2009, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $1.2 million or 4.6%. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $0.5 million or 1.2%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

During the first nine months of 2009, Baylake Bank lengthened slightly the duration of its liabilities by replacing brokered certificates of deposit with retail certificates of deposit. This effort has contributed to moderation of the liability sensitivity that was present at December 31, 2008.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to the Risk Factors since that date.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 14, 2009 and September 30, 2009, we completed closings for a private placement of 10% Convertible Notes due June 30, 2017 (“Notes”). The Notes were offered and sold primarily to “accredited investors” as defined in Securities Act of 1933 and up to 35 non-accredited investors in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended by Rule 506 promulgated thereunder. At the closings, we issued in aggregate $4.2 million of Notes. The proceeds of this financing will be contributed, in part, as additional capital to Baylake Bank and otherwise used for general corporate purposes.

The Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year, commencing October 1, 2009. The Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Notes. Prior to October 1, 2014, each holder of the Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The principal amount of any Note that has not been converted or redeemed will be payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Notes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

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

BAYLAKE CORP.

Date:	November 5, 2009	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	November 5, 2009	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of Sarbanes-Oxley Chief Executive Officer.

31.2	Certification under Section 302 of Sarbanes-Oxley Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.

