Form 10-K
period 2009-12-31
BAYLAKE CORP
filed 2010-03-15
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such charter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2009, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $3.40 reported bid price on that date) held by non-affiliates (excludes a total of 600,043 shares reported as beneficially owned by directors and executive officers-does not constitute an admission as to affiliate status) was approximately $24,859,083. As of March 12, 2010, 7,911,538 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Documents are Incorporated

Definitive Proxy Statement for 2010 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2009	Part III

2009 FORM 10-K

PART I

ITEM 1. BUSINESS

General

Baylake Corp. is a Wisconsin corporation organized in 1976 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Baylake Bank, and providing a wide range of banking and related business activities through our bank and our other subsidiaries. At December 31, 2009, we had total assets of approximately $1.0 billion. For additional financial information, see our Consolidated Financial Statements and Notes at Part II, Item 8 of this Form 10-K.

Baylake Bank

Baylake Bank is a Wisconsin state bank originally chartered in 1876. Our bank is an independent community bank offering a full range of financial services primarily to small businesses and individuals located in our market area. We conduct our community banking business through 28 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca, and Waushara Counties. We have eight financial centers in Door County, which is known for its tourism-related services. We have eight financial centers in Brown County, which includes the city of Green Bay. We serve a broader range of service, manufacturing and retail job segments in the Brown County market. The rest of our financial centers are located in smaller cities and smaller communities. Other principal industries in our market area include industry and manufacturing, agriculture and food related products..

Non-Bank Subsidiaries

In addition to our banking operations, our bank owns three non-bank subsidiaries: Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages an investment portfolio; Baylake City Center LLC, which owns 10.9% of a commercial building condominium in Green Bay; and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. Our bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. (“UFS”), a data processing services company located in Grafton, Wisconsin, that provides data processing services to approximately 40 banks (including Baylake Bank) as well as electronic banking processing to four banks.

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

Lending

We offer short-term and long-term loans on a secured and unsecured basis for business and personal purposes. We make real estate, commercial/industrial, agricultural and consumer loans in accordance with the basic lending policies established by our board of directors. We focus lending activities on individuals and small businesses in our market area. Our lending activity has been historically concentrated primarily within the State of Wisconsin. We do not conduct any substantial business with foreign obligors. We serve a wide variety of industries including, on a limited basis, a concentration on businesses directly and indirectly related to the tourism/recreation related industries. Loans to customers in the tourism/recreation industry, including restaurants and lodging businesses, totaled approximately $120.8 million at December 31, 2009, or 18.5% of our aggregate loans outstanding at that date. Although competitive and economic pressures exist in this market segment, business remains relatively steady in the markets we serve. However, any deterioration in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing or tourism/recreation industries or otherwise) could have a material adverse effect on our business and operations. In particular, a decline in the Door County tourism business would not only affect our customers in the restaurant and lodging business, and therefore loans to them as described above, but could also affect loans and other business relationships with persons employed in that industry and real estate values (including collateral values) in the area.

Our expansion into other market areas has reduced our concentration level in tourism/recreation-related businesses over the last thirty-six months, but these types of businesses still remain an important element of the customer base that we serve.

Our total outstanding loans as of December 31, 2009 were approximately $651.9 million, consisting of 54.2% commercial real estate loans, 19.1% residential real estate loans, 9.6% construction and land development real estate loans, 12.8% commercial and industrial loans, 1.8% consumer and 2.5% tax exempt loans.

Investments

We maintain a portfolio of investments, primarily consisting of U.S. Treasury securities, U.S. Government sponsored agency securities, mortgage-backed securities, obligations of states and their political subdivisions, and private placement and corporate bonds. We attempt to balance our portfolio to manage interest rate risks, maximize tax advantages and meet liquidity needs while endeavoring to maximize investment income.

Deposits

We offer a broad range of depository products, including non-interest bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2009, our total deposits were approximately $831.6 million, including interest-bearing deposits of $750.3 million and non-interest bearing deposits of $81.3 million. Deposits of $41.7 million were covered under the FDIC’s Transaction Account Guarantee Program.

Other Customer Services and Products

Other services and products we offer include transfer agency, safe deposit box services, personal and corporate trust services, conference center facilities, insurance agency and brokerage services, cash management, private banking, financial planning and electronic banking services, including mobile banking, and ebanc, an Internet banking product for our customers.

Seasonality

The tourism/recreation industry, particularly in the Door County market, substantially affects our business with our customers, particularly those customers in the restaurant and lodging businesses. The tourist business of Door County is largely seasonal, with the vast majority of tourists vacationing beginning in early spring and continuing until late fall. Although businesses and customers involved in the delivery of tourism-related services have financial needs throughout the entire year, the seasonal nature of the tourist business tends to result in increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season.

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

Regulation and Supervision

Baylake Corp. As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve (“FRB”) and examination by the Federal Reserve Bank of Chicago (“Reserve Bank”) under the BHCA and are required to file reports of our operations and such additional information as the FRB may require. Under FRB policy, we are expected to act as a source of financial strength to our subsidiary bank and to commit resources to support the bank in circumstances where we might not deem it appropriate to do so, absent such policy.

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

The FRB uses capital adequacy guidelines in its regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks, non-bank businesses or other bank holding companies.

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

The Sarbanes-Oxley Act of 2002 (“SOX”) addresses, among other issues, director and officer responsibilities for proper corporate governance of publicly traded companies, including the establishment of audit committees, certification of financial statements, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. In general, SOX is intended to allow stockholders to monitor more effectively the performance of publicly traded companies and their management. The SEC has enacted rules to implement various provisions of SOX, which affect us as a publicly-held entity. The federal banking regulators also have adopted generally similar requirements concerning the certification of financial statements. Among these requirements is the adoption of company-wide codes of conduct by banks. SOX also imposes additional corporate governance requirements on publicly-held companies, particularly relating to the functioning of audit committees. We are subject to the requirement of annual attestation and review of our internal control on financial reporting.

Baylake Bank. As a FRB member Wisconsin state-chartered bank, we are subject to supervision and regulation by the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”), the FRB and the FDIC. Federal law and regulations establish supervisory standards applicable to the lending activities of our bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

Our bank is subject to federal and state statutory and regulatory restrictions on any extension of credit to us or our subsidiaries, on investments in our stock or other securities of our subsidiaries, on the payment of dividends to us, and on the acceptance of the stock or other securities of our subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extensions of credit by our bank to our directors and officers, to the directors and officers of our subsidiaries, to our principal shareholders, and to “related interests” of such directors, officers and principal shareholders.

In addition to general requirements that banks retain specified levels of capital and otherwise conduct their business in a safe and sound manner, Wisconsin law requires that dividends of Wisconsin banks be paid out of current earnings or, no more than once within the immediate preceding two years, out of undivided profits. Any other dividends require the prior written consent of the WDFI.

Under the Community Reinvestment Act (“CRA”) and the implementing regulations, our bank has a continuing and affirmative obligation to help meet the credit needs of our local community including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the boards of directors of financial institutions, such as our bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. Our bank’s service area is designated and comprises the eight counties within the geographic area of Central and Northeast Wisconsin. Our bank’s board of directors is required to review the appropriateness of this delineation at least annually.

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

Under Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“PATRIOT Act”), also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions are required to take certain measures to identify customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and to scrutinize or prohibit altogether certain transactions of special concern. Financial institutions are also required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions.

Federal law provides that adequately managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions.

Financial institution regulatory agencies are given substantial powers to take corrective actions, which may include restrictions on methods of doing business and the prohibition of certain actions.

Employees

At December 31, 2009, we had 306 full-time equivalent employees company-wide. We consider our relationship with our employees to be good.

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

The United States economy has been in a downward cycle since the end of 2007, which has been marked by reduced business activity across a wide range of industries and regions. Many businesses are experiencing serious difficulties due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment has increased significantly and continues to grow.

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

The economic downturn has also resulted in the failure of a number of prominent financial institutions, resulting in further losses as a consequence of defaults on securities issued by them and defaults under contracts with such entities as counterparties. In addition, declining asset values, defaults on mortgages and consumer loans, the lack of market and investor confidence and other factors have all combined to cause rating agencies to lower credit ratings and to otherwise increase the cost and decrease the availability of liquidity. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default, and the impact of declining collateral values and greater regulatory scrutiny. In 2008 and 2009, the U.S. government, the FRB and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations through the Capital Purchase Program under the Troubled Asset Relief Program. In spite of this, asset values have continued to decline, and access to liquidity continues to be very limited. If these measures are unsuccessful or if the economic downturn continues, our earnings and, consequently, our financial condition could be depressed.

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

The overall business environment during 2009 has been adverse for many households and businesses in Northeast Wisconsin. The business environment in the markets in which we operate has been adversely affected and continues to deteriorate, albeit at a moderating pace. It is possible that the business environment in Northeastern Wisconsin will continue to deteriorate for the foreseeable future. Such conditions could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce our net income and profitability.

Since 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been negatively impacting the mortgage industry. Our financial results have been adversely affected by changes in real estate values, primarily in Northeastern Wisconsin. Decreases in real estate values have adversely affected the value of property used as collateral for loans and investments in our portfolio. The poor economic condition experienced in 2007 through 2009 resulted in decreased demand for commercial real estate loans, and our net income and profits have suffered as a result.

The declines in home prices in many markets across the U.S., including Northeastern Wisconsin, along with the reduced availability of mortgage credit, also has resulted in increases in delinquencies and losses in our portfolio of loans related to residential real estate. Further declines in home prices within Northeastern Wisconsin coupled with the continued impact of the economic recession and high unemployment levels, could drive losses beyond the levels provided for in our allowance for loan losses. In that event, our future earnings would be adversely affected.

Significant ongoing disruption in the secondary market for residential mortgage loans has limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac and Ginnie Mae loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales has resulted in price reductions in single family home values, adversely impacting the value securing mortgage loans held. Continued declines in real estate values and home sales volumes within Northeastern Wisconsin, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations.

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

We are subject to lending risk.

There are inherent risks associated with our lending activities. These risks include the impact of changes in interest rates and change in the economic conditions in the markets we serve, as well as those across the United States. An increase in interest rates and/or continuing weakening economic conditions could adversely impact the ability of our borrowers to repay outstanding loans, or could substantially weaken the value of the collateral securing those loans. Continuing economic weakness on real estate and related markets could further increase our lending risk as it relates to our commercial real estate loan portfolio and the value of the underlying collateral. Approximately 54.2% of our loans are concentrated in commercial real estate as well as 19.1% in residential real estate lending as of December 31 2009, compared to 52.4% and 19.4% as of December 31, 2008, respectively. Continued downward pressure on real estate values could increase the potential for problem loans and thus have a direct impact on our consolidated results of operations.

We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant civil monetary penalties against us.

Our allowance for loan losses may be insufficient.

To address risks inherent in our loan portfolio, we maintain an allowance for loan losses that represents management’s best estimate of probable losses that may occur within our existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of various factors, including industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio. Determining the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us to make estimates of significant credit risks and future trends, all of which may undergo material changes. In evaluating our impaired loans, we assess repayment expectations and determine collateral values based on all information that is available to us. However, we must often make subjective decisions based on our assumptions about the creditworthiness of the borrowers and the value of the collateral.

Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in our allowance for loan losses. In addition, bank regulatory agencies periodically examine our allowance for loan losses and may require an increase in the allowance or the recognition of further loan charge-offs, based on judgments different from those of management.

If charge-offs in future periods exceed our allowance for loan losses, we will need to take additional loan loss provisions to increase our allowance for loan losses. Any additional loan loss provisions will reduce our net income or increase our net loss, which would have a material adverse effect on our financial condition and results of operations.

Uncertainty in the financial markets could result in lower fair values for our investment securities, which fair values may not be realizable if we were to sell those securities today.

The upheaval in the financial markets over the past two years has adversely impacted investor demand for all classes of securities and has resulted in volatility in the fair values of our investment securities. Significant prolonged reduction in investor demand could result in lower fair values for these securities and may result in recognition of an other-than-temporary impairment charge, which would have a direct adverse impact on our consolidated results of operations.

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

Maintaining or increasing our market share may depend on lowering prices and market acceptance of new products and services.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. Lower prices can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to make substantial expenditures to modify or adapt our existing products and services. Also, these and other capital investments in our business may not produce expected growth in earnings anticipated at the time of the expenditure. We may not be successful in introducing new products and services, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

Acts or threats of terrorism and political or military actions by the United States or other governments could adversely affect general economic industry conditions.

Geopolitical conditions may affect our earnings. Acts or threats of terrorism and political actions taken by the United States or other governments in response to terrorism, or similar activity, could adversely affect general economic or industry conditions and, as a result, our consolidated financial condition and results of operations.

We operate in a highly regulated environment, which could increase our cost structure or have other negative impacts on our operations.

We are highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, dividend limitations, limitations on products and services offered, loan limits, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the Deposit Insurance Fund, our depositors and the public, rather than our stockholders. We are also subject to regulation by the SEC. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business.

Recent legislative and regulatory actions taken to stabilize the United States banking system and additional actions being considered may not succeed or may disadvantage us.

In response to the recent financial crisis, the United States government, specifically the Department of Treasury, FRB and FDIC, working in cooperation with foreign governments and other central banks, has taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including measures available under the Emergency Economic Stabilization Act (“EESA”). The EESA followed, and has been followed by, numerous actions by the FRB, United States Congress, Department of Treasury, FDIC, SEC and others to address the current liquidity and credit crisis. These measures included homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the financial sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. However, there can be no assurance as to the actual impact the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced by some institutions, and they may not have the desired effects. If the volatility in the markets continues and economic conditions fail to improve or continue to worsen, our business and consolidated financial condition and results of operations could be materially adversely affected.

The Department of Treasury is currently developing additional programs to further alleviate the ongoing financial crisis. There can be no assurance that we will be able to participate in any such future programs. If we are unable to participate or choose not to participate, it may have a material adverse effect on our competitive position and consolidated financial condition and results of operations.

We are subject to increases in FDIC insurance premiums and special assessments by the FDIC.

During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts now are insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of the insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

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

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, consolidated financial condition and results of operations.

We rely on the accuracy and completeness of information about customers or counterparties, and inaccurate or incomplete information could negatively impact our consolidated financial condition and results of operations.

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

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining an appropriate level of liquidity through asset/liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business and, in turn, our consolidated financial condition and results of operations.

A decline in our stock price could require a write-down of some portion or all of our goodwill.

If our stock price were to decline, or remain below our tangible book value for an extended period of time, we could be required to write off all or a portion of our goodwill, which represents our value in excess of our tangible book value. Such write-off would reduce earnings in the period in which it is recorded. Our stock price is subject to market conditions that can be impacted by forces outside the control of management, such as a perceived weakness in financial institutions in general, and may not be a direct result of our performance. A write-off of goodwill could have a material adverse effect on our consolidated financial condition and results of operations.

Future growth or operating results may require us to raise additional capital but that capital may not be available.

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

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

On March 31, 2006, we issued $16.1 million of floating rate junior subordinated debentures in connection with a $16.1 million trust preferred securities issuance by our subsidiary, Baylake Capital Trust II.  The 2006 junior subordinated debentures mature in March of 2036.  The purpose of the transaction was to raise additional capital in order for us to redeem our trust preferred securities issued by our subsidiary Baylake Capital Trust I.

Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us.  The junior subordinated debentures are senior to our shares of common stock.  As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock.  We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock.

To the extent that we issue additional junior subordinated debentures in connection with an additional trust preferred securities issuance, the additional junior subordinated debentures will rank pari passu with our existing 2006 junior subordinated debentures and senior to our shares of common stock.

The holders of our convertible notes will have rights that are senior to those of our shareholders.

During the third and fourth quarter of 2009, we issued $5.35 million of our 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”).  The Convertible Notes are senior to our junior subordinated debentures issued in connection with trust preferred securities, as well as shares of our common stock.  In the event of our bankruptcy, dissolution or liquidation, the holders of our Convertible Notes must be satisfied before any distributions can be made to the holders of our common stock.

Our securities are not an insured deposit.

Securities issued by us are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency.  Your investment in our securities are subject to investment risk, and you must be capable of affording the loss of your entire investment.

The holding company cannot rely on dividends from Baylake Bank.

Our holding company is a separate and distinct legal entity from its subsidiaries.  Historically, it has received substantially all of its revenue from dividends from Baylake Bank.  Federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the holding company.  Also, a holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.  In the event Baylake Bank is unable to pay dividends to the holding company, when needed, the holding company may not be able to service debt or pay its obligations, including dividends on the Trust Preferred Stock and Convertible Promissory Notes.  The inability to receive dividends from Baylake Bank could have a material adverse effect on our business, financial condition and results of operations.  Our recent losses have had the consequence of not allowing Baylake Bank to pay dividends to the parent company without prior regulatory approval.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people.  Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Possible restrictions on bank overdraft programs could significantly reduce our deposit service charge income.

On November 12, 2009, the Federal Reserve Board announced final rules that prohibit institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions.  The new rules require consumers to consent, or opt in, to the overdraft service for these two types of transactions before fees can be charged.  We anticipate these new rules could significantly impact our nonsufficient funds and overdraft income the last two quarters of 2010 because of the required implementation dates of July 1 for new accounts and August 15 for existing accounts.  A team is currently in place ensuring our systems are ready to meet the new rules.  In addition, this team is working on a communication plan for existing accounts, which will educate our customers on the various overdraft options.  Beyond this regulatory change, a bill has been introduced to the House which could place further restrictions on overdraft charges.  If this bill or one similar to it passed, our service charge income could be reduced even further.

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

The main office building located in Sturgeon Bay serves as our corporate headquarters and main banking office. The main office also accommodates our expanded business, primarily an insurance agency (Baylake Insurance Agency) and brokerage service. The twenty-seven branches owned or leased by our bank are in good condition and considered adequate for present and near term requirements. In addition, our bank owns other real property that we do not consider in the aggregate to be material to our consolidated financial position. All of such other real property is reserved for future expansion and is located in the following Wisconsin municipalities: Berlin, Appleton, Neenah, and Oshkosh.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. Neither we nor any of our subsidiaries is currently engaged in any legal proceedings that are expected to have a material adverse effect on our consolidated financial statements.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Historically, trading in shares of our common stock has been limited. Since mid-1993, our common stock has been quoted on the OTC Bulletin Board (Trading symbol: BYLK.OB), an electronic interdealer quotation system providing real-time quotations on eligible securities.

The following table summarizes high and low bid prices and cash dividends declared for our common stock for the periods indicated. Bid prices are as reported from the OTC Bulletin Board. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

	Calendar period	High	Low	Cash dividends per share
2008	1st Quarter	$11.75	$8.55	$—
	2nd Quarter	$9.05	$6.00	$—
	3rd Quarter	$6.75	$4.00	$—
	4th Quarter	$6.75	$3.50	$—

2009	1st Quarter	$5.05	$1.55	$—
	2nd Quarter	$4.95	$1.85	$—
	3rd Quarter	$4.20	$2.99	$—
	4th Quarter	$3.75	$2.50	$—

We had approximately 1,746 shareholders of record at March 12, 2010. The number of shareholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Our ability to pay dividends is dependent upon our receipt of dividends from our subsidiary bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital, as discussed further in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operation-Capital Resources. In addition, under the terms of our junior subordinated debentures due 2036, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payments of interest on the Debentures, or if certain related defaults occurred.

Through 2007, cash dividends on our common stock had historically been paid on a quarterly basis in March, June, September and January. No cash dividends were declared during 2008 and 2009 versus total cash dividends of $0.64 per share declared during 2007. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. The payment of dividends in relationship to our financial position continues to be monitored on a quarterly basis and our intentions are to reinstate payment of dividends at the earliest appropriate opportunity. However, there is no assurance if or when we will be able to do so or if we do, in what amounts. In order to pay dividends, we will need to seek approval from the WDFI as well as the FRB.

In the event and at such time as we do resume payment of quarterly dividends, we maintain a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of our common stock in lieu of receiving cash dividends. Such shares may be newly issued or acquired by us in the open market. New shares issued under this plan are limited to 1 million over the life of the plan.

On August 14, 2009 and September 30, 2009, we completed closings for a private placement of 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). Additional closings occurred on November 1, 2009 and December 31, 2009. The Convertible Notes were offered and sold primarily to “accredited investors” as defined in Securities Act of 1933 and up to 35 non-accredited investors in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. At the closings, we issued in aggregate $5.4 million of Convertible Notes. The proceeds of this financing will be contributed, in part, as additional capital to Baylake Bank and otherwise used for general corporate purposes.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year, commencing October 1, 2009. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Convertible Notes.

We sold $1.15 million of the Convertible Notes without registration during the fourth quarter of 2009.

Performance Graph

The following graph shows the cumulative stockholder return on our common stock over the last five fiscal years compared to the returns of Standard & Poors 500 Stock Index and the NASDAQ Bank Index, prepared for NASDAQ by the Center for Research in Securities Prices at the University of Chicago.

Cumulative Total Return(1)

	At December 31,
	2004	2005	2006	2007	2008	2009
Baylake Corp.	100.00	96.90	99.87	67.41	32.57	18.24
NASDAQ Bank Index	100.00	95.67	106.20	82.76	62.96	51.31
S&P 500	100.00	103.00	117.03	121.16	74.53	92.01

(1)	Assumes $100 invested on December 31, 2004 in each of Baylake Corp. common stock, the Standard & Poors 500 Stock Index and the NASDAQ Bank Index. Dividends are assumed to be reinvested.

ITEM 6. SELECTED FINANCIAL DATA

BAYLAKE CORP.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share data)

Results of operations:
Interest and dividend income	$47,468	$57,276	$69,668	$70,014	$61,538
Interest expense	18,259	28,227	38,753	36,378	26,660
Net interest income	29,209	29,049	30,915	33,636	34,878
Provision for loan losses	6,500	17,961	9,761	903	3,217
Net interest income after provision for loan losses	22,709	11,088	21,154	32,733	31,661
Non-interest income	12,485	9,257	9,174	9,737	11,597
Non-interest expense:	29,978	38,022	32,578	32,329	30,519
Income (loss) before provision (benefit) for income taxes	5,216	(17,677)	(2,250)	10,141	12,739

Income tax provision (benefit)	887	(7,860)	(2,416)	2,765	3,836

Net income (loss)	$4,329	$(9,817)	$166	$7,376	$8,903

Per Share Data: (1)

Net income (loss) per share (basic)(1)	$.55	$(1.24)	$0.02	$0.95	$1.15
Net income (loss) per share (diluted)(1)	.55	(1.24)	0.02	0.94	1.14
Cash dividends per common share	—	—	0.64	0.64	0.61
Book value per share at end of period	9.43	8.72	10.18	10.50	10.09

Selected Financial Condition Data (at December 31):
Total assets	$1,044,457	$1,062,913	$1,106,616	$1,111,684	$1,089,408
Securities	204,834	225,417	222,475	188,315	171,638
Gross loans	651,894	728,722	760,210	819,568	812,296
Total deposits	831,629	849,758	884,185	878,911	856,711

Short-term borrowings (2)	21,122	30,174	27,174	4,480	1,315

Other borrowings (3)	85,000	85,095	85,172	115,179	125,185

Subordinated debentures	16,100	16,100	16,100	16,100	16,100

Convertible promissory notes	5,350	—	—	—	—

Total shareholders’ equity	$74,598	$68,954	$80,262	$82,193	$78,544

Performance Ratios:
Return on average assets	.41%	(0.91%)	0.02%	0.67%	0.82%
Return on average total shareholders’ equity	6.01%	(12.35%)	0.21%	9.33%	11.51%
Dividend payout ratio	—	—	3,030.48%	67.67%	52.99%
Net interest margin (4)	3.18%	3.11%	3.21%	3.44%	3.60%
Net interest spread (4)	3.04%	2.89%	2.80%	3.05%	3.27%
Non-interest income to average assets	1.19%	0.86%	0.83%	0.89%	1.07%
Non-interest expense to average assets	2.86%	3.53%	2.96%	2.94%	2.81%
Net overhead ratio (5)	1.67%	2.67%	2.12%	2.06%	1.74%
Average loan-to-average deposit ratio	83.34%	87.18%	91.24%	94.73%	94.16%
Average interest-earning assets to average interest-bearing liabilities	107.07%	107.41%	110.58%	111.09%	112.73%
Efficiency ratio (6)	77.46%	97.54%	78.93%	72.48%	63.88%
Asset Quality Ratios: (7)
Non-performing loans to total loans	4.38%	6.04%	4.94%	3.40%	0.85%
Allowance for loan losses to:
Gross loans	1.47%	1.86%	1.56%	0.98%	1.18%
Non-performing loans	33.51%	30.78%	31.53%	29.46%	137.58%
Net charge-offs to average loans	1.50%	2.18%	0.74%	0.29%	0.52%
Non-performing assets to total assets	4.18%	4.82%	3.86%	3.02%	0.94%

Capital Ratios: (8)
Shareholders’ equity to assets	7.14%	6.49%	7.25%	7.39%	7.21%
Tier 1 risk-based capital	10.22%	8.47%	10.07%	10.00%	9.70%
Total risk-based capital	12.18%	9.72%	11.32%	10.87%	10.73%
Leverage ratio	7.60%	6.68%	8.34%	8.53%	8.27%

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.
(2)	Consists of federal funds purchased and repurchase agreements.
(3)	Consists of Federal Home Loan Bank term notes and borrowings from an unaffiliated correspondent bank.
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
(6)

Efficiency ratio represents non-interest expense, excluding gains/losses from sales of fixed assets, divided by the sum of tax equivalent interest income and non-interest income, excluding gains/losses from sales of securities.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Allowance for Loan Losses (“ALL”): The ALL represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the ALL while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses (“PFLL”) is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of a specific component on certain loans and a general component for loans without specific reserves. The components of the ALL represent estimations pursuant to either ASC 450-10, Accounting for Contingencies, or ASC 310-10, Accounting by Creditors for Impairment of a Loan. The specific component of the ALL reflects estimated losses from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general component is based on our historical loss experience which is updated quarterly. The general component of the ALL also includes consideration of concentrations, changes in portfolio mix and volume and other qualitative factors.

There are many factors affecting the ALL, some of which are quantitative, while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional PFLL could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

Foreclosed Properties: Foreclosed properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, establishing a new cost basis. Fair value is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information. If fair value declines subsequent to foreclosure, a write-down is recorded through expense. Costs incurred after acquisition are expensed.

Provision for Impairment of Standby Letters of Credit: The provision for impairment of standby letters of credit represents management’s estimate of probable incurred losses on off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of further impairment, a provision for impairment of standby letters of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. See the Non-Interest Expense discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section for further information.

Income Tax Accounting: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the tax assets are recoverable, and liabilities are adequate and fairly stated in the consolidated financial statements. See Note 16-“Income Tax Expense” to our consolidated financial statements for further information.

Overview

We are a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to our business, individual or retail, and municipal customers, as well as a full range of trust, investment and cash management services. We are the bank holding company of Baylake Bank, chartered as a Wisconsin state-chartered bank and a member bank of the Federal Reserve Bank and Federal Home Loan Bank.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the PFLL, operating expenses, income taxes and non-interest income. Economic conditions, competition and the monetary and fiscal policies of the Federal government in general significantly affect financial institutions, including us. Lending activities are also influenced by regional and local economic factors, including specifically the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in our market area.

In the last several years, we have developed an internal customer relationship management system (“CRM”) to more effectively manage and market to our internal customer base. We continue to upgrade the system to enhance utilization of resources and the effectiveness of customer services within our market areas.

During the first quarter of 2009, our regulatory capital ratios and those of our bank were in excess of the levels established by regulatory agencies for “well capitalized” financial institutions. Prior to that, during the fourth quarter of 2008, our regulatory capital ratios and those of our bank fell below “well capitalized” levels, but remained in excess of levels established for “adequately capitalized” financial institutions. Significant emphasis was placed on returning to well-capitalized levels during the first quarter of 2009. Action taken, included realizing gains on the sale of securities, reallocating assets to lower risk-weighted levels, and significant reductions in non-interest expenses.

Performance Summary

The following is a brief summary of some of the factors that affected our operating results in 2009. See the remainder of this section for a more thorough discussion.

We reported net income of $4.3 million for the year ended December 31, 2009, an increase of $14.1 million over a loss of $9.8 million in 2008. Both basic and diluted income per share were $0.55 for 2009 compared to ($1.24) basic and diluted losses per share for 2008. Return on average assets for the year ended December 31, 2009 was 0.41% and (0.91)% for the year ended December 31, 2008. The return on average equity was 6.01% for 2009 and (12.35)% for 2008. No cash dividends were declared in 2009 or 2008.

Key factors behind these results were:

▪

Net interest income and net interest margin improved in 2009 as the rates paid on interest bearing liabilities decreased at greater levels than the decrease in rates on our interest earning assets, thereby increasing interest rate spread.

▪

Tax-equivalent net interest income was $30.4 million for 2009, a decrease of $0.1 million or 0.3% from $30.5 million for 2008. Tax-equivalent interest income decreased $10.1 million, while interest expense decreased $10.0 million. The decrease in tax-equivalent net interest income was attributable to a reduction of $0.9 million in tax-exempt interest income resulting from a reduced allocation to tax-exempt securities in our securities portfolio.

▪

The net interest margin for 2009 was 3.18%, compared to 3.11% in 2008. The 7 basis point (bps) increase in net interest margin largely resulted from a 15 bps increase in interest rate spread caused by an 89 bps decrease in the return on interest-earning assets which was more than offset by a 104 bps decrease in the cost of interest-bearing liabilities.

▪

Total loans were $651.9 million at December 31, 2009, a decrease of $76.8 million, or 10.5%, from December 31, 2008. Commercial real estate loans decreased $28.7 million (7.5%) and represented 54.2% of total loans at December 31, 2009 compared to 52.4% at year-end 2008. Total deposits were $831.6 million at December 31, 2009, a decrease of $18.2 million, or 2.1%, from year-end 2008.

▪

Charge-offs decreased from a year ago. Net loan charge-offs were $10.5 million in 2009, a decrease of $5.7 million compared to $16.2 million for 2008. Net loan charge-offs for commercial loans represented $4.0 million of the $10.5 million total in 2009. Net loan charge-offs represented 1.50% of average loans in 2009 compared to 2.18% in 2008. The PFLL decreased to $6.5 million for 2009 compared to $18.0 million for 2008.

▪

Non-interest income was $12.5 million for 2009, an increase of $3.2 million or 34.4% from 2008. A $3.4 million increase in net gains from sales of securities, a $0.7 million increase in gains on sale of loans, and a $0.6 million increase in the cash surrender value of life insurance contributed to the increase. The increases were partially offset by a $0.5 million decrease in other fees to customers, a $0.5 million decrease in equity earnings in UFS, and a $0.6 million decrease in other income primarily related to a settlement favoring us in 2008.

▪

Non-interest expense was $30.0 million for 2009, a decrease of $8.0 million over 2008. This was primarily the result of a decrease in the provision on a standby letter of credit of $2.5 million, a decrease in the provision for other than temporary impairment of securities of $1.9 million, and decreases in the areas of operation of foreclosed properties and loan and collection expenses of $3.0 million and $0.5 million, respectively, and a decrease of $1.2 million in employee benefits, offset by an increase of $1.4 million in FDIC insurance expense.

▪	Provision for income taxes resulted in a tax expense of $0.9 million for 2009 versus a tax benefit of $7.9 million for 2008.

STATEMENT OF OPERATIONS ANALYSIS

2009 compared to 2008

Net Interest Income

Net interest income represents the difference between the dollar amount of interest earned on interest-earning assets and the dollar amount of interest paid on interest-bearing liabilities. The interest income and interest expense of financial institutions are significantly affected by general economic conditions, competition, policies of regulatory authorities and other factors.

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin exceeds interest rate spread because non-interest bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a tax-equivalent basis. The narrative below discusses net interest income, interest rate spread and net interest margin on a tax-equivalent basis.

Table 1 provides average balances of interest-earning assets and interest-bearing liabilities, interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest spread, and net interest margin on a tax-equivalent basis for the years ended December 31, 2009, 2008 and 2007.

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $29.2 million for 2009, compared to $29.0 million for 2008. Net interest income in both 2009 and 2008 was negatively impacted by the high level of non-performing loans for which interest income is not recognized. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.2 million for 2009 and $1.5 million for 2008 resulted in a tax-equivalent net interest income of $30.4 million and $30.5 million, respectively. The net interest margin for 2009 was 3.18% compared to 3.11% in 2008. The 7 bps increase in net interest margin is attributable to a 15 bps increase in interest rate spread resulting from an 89 bps decline in return on interest-earning assets, which was more than offset by a 104 bps decrease in the cost of interest-bearing liabilities in 2009.

In 2009, we had positioned the balance sheet to be slightly liability sensitive (which means that liabilities will reprice faster than assets); thus, the rate decreases impacted net interest income positively. We expect that in a gradually increasing rate environment, our statement of operations would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of increases could affect that trend.

As shown in the rate/volume analysis in Table 2, volume changes resulted in a $3.0 million decrease to tax equivalent net interest income in 2009. The decrease in and changes in the composition of earning assets resulted in a $10.1 million decrease to tax equivalent interest income in 2009 offset by a $10.0 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $6.2 million but were more than offset by rate changes on interest-bearing liabilities that decreased interest expense by $9.1 million, for a net impact of $2.9 million due to changes in interest rates.

For 2009, the yield on earning assets declined to 5.09%, which was the combined effect of a decrease of 69 bps in the loan yield, a 10 bps decline in the yield on tax-exempt securities, a 181 bps decrease in the yield on federal funds sold, a 232 bps decrease in the yield on money market instruments, and a 72 bps decline in yields on agency securities. The average loan yield was 5.58% in 2009 and 6.27% in 2008. Competitive pricing on new and refinanced loans, as well as tightened credit underwriting standards, reduced loan yields in 2009.

For 2009, the cost of interest-bearing liabilities decreased by 104 bps from 3.09% in 2008, to 2.05%, resulting, in part, from a continuing decrease in interest rates, generally, in 2009. The combined average cost of interest-bearing deposits was 2.00%, down 106 bps from 2008, primarily resulting from the continued low short-term interest rate environment during 2009. Also contributing to the decrease was the cost of wholesale funding, (comprising of federal funds purchased (down 2.29% to 0.69%); repurchase agreements (down 1.62% to 0.71%); FHLB advances (down 0.61% to 2.67%) and subordinated debentures (down 2.69% to 2.24%). All of these items were impacted favorably by the low interest rate environment for wholesale funding costs during the year. Partially offsetting the decrease were the issuance of Convertible Promissory Notes at a yield of 10.72%.

Average earning assets were $955.6 million in 2009, compared to $982.3 million in 2008. Average loans outstanding declined to $699.1 million in 2009 from $743.9 million in 2008, a decrease of 6.0%. Average loans to average total assets decreased to 66.6% in 2009 from 69.0% in 2008. For 2009, tax-equivalent interest income on loans decreased $7.6 million, of which $2.7 million related to the decline in average outstanding balances and $4.9 million decrease related to the lower yields on such loans. Balances of securities and short-term investments increased $18.1 million on average. Tax equivalent interest income on securities and short-term investments increased $1.2 million from volume changes, and $1.3 million from the impact of the rate environment, for a combined $2.5 million increase in tax equivalent interest income on securities in our investment portfolio.

Average interest-bearing liabilities decreased $22.0 million in 2009 from 2008 levels, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) decreased $4.7 million. The decrease in net free funds is primarily attributable to a decrease in stockholders’ equity. Average stockholders’ equity decreased by $7.4 million, or 9.2%. Average interest-bearing deposits declined $14.0 million, or 1.8%, to $766.5 million. This decline resulted from a decline in savings deposits and time deposits greater than $100,000 offset by increases in interest-bearing demand deposits and time deposits less than $100,000. Interest expense on interest-bearing deposits decreased $0.9 million from the volume and mix changes and $7.7 million from impact of the rate environment, resulting in an aggregate decrease of $8.6 million in interest expense on interest-earning deposits. Average wholesale-funding sources decreased by $8.0 million during 2009. For 2009, interest expense on wholesale funding sources decreased by $1.4 million from 2008 due to declining interest rates.

Table 1: Average Balances and Interest Rates (interest and rates on a tax-equivalent basis)

	Year ended December 31,
	2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(dollars in thousands)
ASSETS:
Interest-Earning Assets
Loans, net[1,2]	$699,090	$39,022	5.58%	$743,930	$46,640	6.27%	$804,493	$61,165	7.60%
U.S. Treasuries	2,856	—	—%	—	—	—%	—	—	—%
US government sponsored agencies	144,897	5,761	3.98%	151,622	7,122	4.70%	135,372	5,898	4.36%
State and municipal obligations[1]	41,821	2,506	5.99%	55,268	3,368	6.09%	52,330	3,225	6.16%
Other securities	19,055	1,232	6.47%	21,488	1,400	6.52%	12,635	598	4.73%
Federal funds sold	3,191	10	0.32%	7,003	149	2.13%	3,211	159	4.95%
Other money market instruments	44,695	105	0.23%	2,988	76	2.55%	3,373	159	4.71%
Total earning assets	955,605	48,636	5.09%	982,299	58,755	5.98%	1,011,414	71,204	7.04%
Non-interest earning assets	94,042			96,137			90,376
Total assets	$1,049,647			$1,078,436			$1,101,790
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities
NOW accounts	$135,430	554	0.41%	$123,404	1,556	1.26%	$110,322	2,798	2.54%
Savings accounts	231,315	1,723	0.74%	232,495	4,312	1.85%	262,026	9,125	3.48%
Time deposits> $100M	178,995	6,440	3.60%	211,476	9,322	4.41%	212,133	10,420	4.91%
Time deposits<$100M	220,750	6,575	2.98%	213,147	8,671	4.07%	203,547	9,587	4.71%
Total interest-bearing deposits	766,490	15,292	2.00%	780,522	23,861	3.06%	788,028	31,930	4.05%
Federal funds purchased	322	2	0.69%	2,888	86	2.98%	9,067	497	5.48%
Repurchase agreements	23,028	164	0.71%	29,861	695	2.33%	7,981	387	4.85%
FHLB advances	85,029	2,272	2.67%	85,145	2,791	3.28%	93,504	4,850	5.19%
Subordinated debentures	16,100	365	2.24%	16,100	794	4.93%	16,100	1,089	6.76%
Convertible promissory notes	1,506	164	10.72%	—	—	—%	—	—	—%
Total interest-bearing liabilities	892,475	18,259	2.05%	914,516	28,227	3.09%	914,680	38,753	4.24%
Demand deposits	72,368			72,852			93,706
Accrued expenses and other liabilities	12,724			11,546			12,587
Stockholders’ equity	72,080			79,522			80,817
Total liabilities and shareholders’ equity	$1,049,647			$1,078,436			$1,101,790
Net interest income and rate spread[3]		$30,377	3.04%		$30,528	2.89%		$32,451	2.80%
Net interest margin[4]			3.18%			3.11%			3.21%

1	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
2	The average loan balances and rates include non-accrual loans.
3

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

4	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

Table 2: Rate/Volume Analysis (1)

	2009 compared to 2008 Increase (Decrease) due to			2008 compared to 2007 Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest income:
Loans (2)	$(2,707)	$(4,911)	$(7,618)	$(3,306)	$(11,219)	$(14,525)
U.S. Treasury Securities	—	—	—	—	—	—
U.S. government sponsored agencies	(305)	(1,056)	(1,361)	556	668	1,224
State and municipal obligations (2)	(852)	(10)	(862)	135	8	143
Other securities	(157)	(11)	(168)	391	411	802
Federal funds sold	(54)	(85)	(139)	87	(97)	(10)
Other money market instruments	158	(129)	29	(12)	(71)	(83)
Total interest-earning assets	(3,917)	(6,202)	(10,119)	(2,149)	(10,300)	(12,449)
Interest expense:
NOW accounts	139	(1,141)	(1,002)	225	(1,467)	(1,242)
Savings accounts	(22)	(2,567)	(2,589)	(701)	(4,112)	(4,813)
Time deposits	(1,012)	(3,966)	(4,978)	303	(2,317)	(2,014)
Federal funds purchased	(45)	(39)	(84)	(185)	(226)	(411)
Repurchase agreements	(132)	(399)	(531)	448	(140)	308
FHLB advances	(4)	(515)	(519)	(302)	(1,757)	(2,059)
Subordinated debentures	—	(429)	(429)	—	(295)	(295)
Convertible promissory notes	164	—	164	—	—	—
Total interest-bearing liabilities	(912)	(9,056)	(9,968)	(212)	(10,314)	(10,526)
Net interest income	$(3,005)	$2,854	$(151)	$(1,937)	$14	$(1,923)

(1)	The change in interest due to both rate and volume has been allocated proportionally to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34% for all periods presented.

Provision for Loan Losses

The PFLL is the cost of providing an allowance for probable and inherent losses in our loan portfolio. The ALL consists of specific and general components. Our internal risk system is used to identify loans that meet the criteria for being “impaired” under the definition of ASC 310-10. The specific component relates to loans that are individually classified as impaired. These loans identified for impairment are assigned a loss allocation based upon that analysis. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, non-accrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

Net loan charge-offs for the year ended December 31, 2009 were $10.5 million compared to net charge-offs of $16.2 million for the same period in 2008. Net charge-offs to average loans were 1.50% for 2009 compared to 2.18% in 2008. For 2009, non-performing loans decreased by $15.4 million (34.9%), to $28.7 million, from $44.1 million at December 31, 2008. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans and Foreclosed Properties” sections below for more information related to non-performing loans.

PFLL for the year ended December 31, 2009 was $6.5 million compared to $18.0 million for the same period in 2008. Our management believes that the PFLL taken for the year ended December 31, 2009 is adequate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Financial Condition - Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Non-Interest Income

Trust service fees, fees from loan servicing, gains from sales of loans, securities gains, income from our UFS subsidiary and service charges are the primary components of non-interest income. Total non-interest income for 2009 was $12.5 million, a $3.2 million or 34.4% increase from 2008. The non-interest income to average assets ratio was 1.19% for the year ended December 31, 2009 compared to 0.86% for the same period in 2008.

Gains from the sale of securities in our investment portfolio of $4.2 million were realized in 2009 compared to $0.8 million in 2008. These gains were taken to improve our earnings and capital ratios. In 2009, gains from sales of loans increased significantly due to the low interest rate environment which led to an attractive refinance market. Gains from sales of loans increased $0.7 million, or 204%, from 2008 to 2009. Fees for other services to customers decreased $0.5 million in 2009. This is primarily due to a decline of $0.3 million in overdraft charges due to a reduction in customer overdrafts and a decline of $0.3 million in income from brokerage services due to reduced customer activity in that area.

Non-Interest Expense

Non-interest expense in 2009 decreased to $30.0 million from $38.0 million in 2008, for a decrease of $8.0 million (21.1%), primarily as a result of a decrease in the provision for impairment of standby letters of credit, a decrease in other than temporary impairment of securities charge, a decrease in expenses related to the operation of foreclosed properties and costs related to loans and collections, offset by an increase in FDIC insurance expense.

Salaries and employee benefits expense is the largest component of non-interest expense, totaling $16.2 million in 2009, a decrease of $0.2 million or 1.2% from 2008, as a result of reduced head counts. The number of full-time equivalent employees decreased from 315 in 2008 to 306 in 2009, a decrease of 2.9%. In addition, due to our disappointing financial results in 2008 and our less than satisfactory performance in 2009, there were no management incentive bonuses earned in either year.

Also contributing to the change in salary and employee benefits were higher expenses related to our bank’s Supplemental Executive Retirement Plan (“Plan”), which is intended to provide deferred compensation in excess of that available under our other retirement programs to certain management and highly compensated employees who have contributed and are expected to continue to contribute to our success. Costs associated with the Plan amounted to $0.3 million for 2009, an increase of $0.1 million from 2008 due to an increase in the earnings on investment balances and not as a result of bank contributions. No contribution is planned in 2010 based on our 2009 financial performance.

Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. An increase in health insurance costs is expected for 2010. Benefit expense is down $1.2 million from 2008 due, in part, to a decrease of $0.6 million in our 401K contribution. The employer 5% matching of 401K contributions was eliminated effective April 2009 and the 2% end-of-year employer contribution was also suspended effective January 2009. Other benefit costs related to group health insurance, education and training, other employee benefits, and bonus expense were down $0.6 million due to a reduction of $0.2 million in bonus expense, $0.1 million in health insurance costs, and $0.2 million reduction in employee benefit costs, including training.

Net occupancy expense for 2009 remained unchanged at $2.5 million.

Data processing and courier expense in 2009 reflected a decrease of $0.2 million, or 16.7%, compared to 2008. Effective January 2009, we received a monthly volume discount for our data processing services. This resulted in a $0.2 million reduction in expenses in 2009. Management estimates that data processing expense should show minimal increases in the future with adjustments related only to any volume-related increases that may occur.

Income from foreclosed properties is netted against foreclosed property expenses in the determination of net foreclosed property expense. Foreclosed property reflected a net expense from the operation of such real estate of $1.2 million in 2009 compared to $4.2 million in 2008. Provision for valuation reductions of foreclosed properties were charged to 2009 operations in the amount of $0.7 million, reflecting a decline in perceived market values of properties obtained by us in collection efforts. This compared to $3.5 million in 2008. A net gain of $0.1 million was recognized on the sale of foreclosed properties in 2009 compared to a net loss of $0.1 million in 2008.

The provision for impairment loss on letters of credit relates to a liability for our exposure on a specific standby letter of credit that supports secondary market financing on behalf of the borrower. We believe the collateral and cash flows will be sufficient to support the balance of this standby letter of credit at December 31, 2009. We continue to monitor the financial condition of the borrower on an ongoing basis and if it continues to deteriorate, we may need to provide additional reserves with respect to this off-balance sheet commitment. In January 2010, a $3.0 million payment was made to the bondholder to reduce our exposure on the letter of credit. A majority of this exposure had been incurred in years prior to 2009.

Non-interest expenses in 2009 decreased 21.1% to $30.0 million compared to $38.0 million in 2008. Included in such non-interest expenses are FDIC insurance premiums of $2.3 million for 2009 compared to $0.9 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (“DIF”) of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Our bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. To ease the transition to the new system, insured institutions that had paid deposit insurance prior to 1997 were eligible for a one-time assessment credit based on their respective share of the aggregate assessment base. Our FDIC assessment for the first quarter of 2008 and for all of 2007 received and recorded after first quarter 2007, was offset by a portion of our one-time assessment credit. The final portion of the credit was applied to our FDIC assessment in the second quarter of 2008. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 45 bps from 12 bps. Our assessment for the second quarter of 2009 under the risk-based assessment system was $0.5 million. There was no assessment in the third or fourth quarter of 2009.

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

On November 12, 2009, the Board of Directors of the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The FDIC Board also voted to adopt a uniform 3 bps increase in assessment rates effective on January 1, 2011. We were required to prepay approximately $6.7 million in premiums in December 2009, although such premiums will not be taken as a charge against our operations until the period for which they apply.

Loan and collection expenses were $0.5 million lower in 2009 than in 2008. This is primarily related to costs on loans that are in the collection process that have not been transferred to foreclosed properties and includes costs incurred for property management fees, real estate taxes, insurance and operating expenses. A majority of our legal services deemed appropriate in resolving nonperforming loans, which had been provided by our internal legal staff in prior years, were outsourced during 2009 and 2008. These external legal costs totaled $0.3 million in 2009 compared to $0.7 million in 2008. In 2010, loan and collection costs are expected to continue at a comparable level as 2009 unless and until the volume of nonperforming loans declines further.

Costs related to other outside services totaled $0.7 million in 2009, $0.3 million lower than in 2008. The primary reason for the decrease of $0.3 million was the discontinuance of the High Performance Checking program, including mailing, consulting fees and material costs in October of 2008. No further costs associated with the program are anticipated.

Off-Balance Sheet Arrangements

We do not use interest rate contracts (e.g. swaps), forward loan sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. Our bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of December 31, 2009 and 2008 in the amount of $182.7 million and $193.8 million, respectively. These are further explained in Note 14 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes

Income tax expense totaled $0.9 million in 2009, compared to income tax benefit of $7.9 million in 2008. The increased tax expense in 2009 reflected the increase in our income before income taxes in 2009 compared to a loss in 2008.

See Note 1, “ Nature of Business and Summary of Significant Accounting Policies” and Note 16, “Income Tax Expense” of the Notes to Consolidated Financial Statements for a further discussion of income tax accounting. Income tax expense recorded in the consolidated statements of operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

2008 compared to 2007

Net Interest Income

Net interest income in the consolidated statements of operations (which excludes the tax equivalent adjustment) was $29.0 million for 2008 compared to $30.9 million for 2007. Net interest income in both 2008 and 2007 was negatively impacted by the high level of non-performing loans for which interest income is not recognized. In addition, the high level of non-performing loans further decreased net interest income. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.5 million for both 2008 and for 2007 resulted in a tax-equivalent net interest income of $30.5 million and $32.5 million, respectively. The decrease in 2008 net interest income was also impacted by a reduced level of earning assets. The net interest margin for 2008 was 3.11% compared to 3.21% in 2007. The 10 bps decrease in net interest margin is attributable to a 9 bps increase in interest rate spread resulting from a 106 bps decline in return on interest-earning assets, offset by a 115 bps decrease in the cost of interest-bearing liabilities in 2008.

We had positioned the balance sheet in 2008 to be slightly asset sensitive (which means that assets reprice faster than liabilities); thus, the rate decreases impacted net interest income negatively. We expect that in a gradually increasing rate environment, our income statement would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of increases could affect that trend.

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

For 2008, the yield on earning assets declined to 5.98% from 7.04% for 2007 reflecting the combined effect of a decrease of 133 bps in the loan yield, a 7 bps decline in the yield on tax-exempt securities, a 282 bps decrease in the yield on federal funds sold and a 217 bps decrease in the yield on money market instruments. These decreases were offset by a 34 bps increase in the yield achieved on agency securities and a 179 bps increase in yield on other securities. The average loan yield was 6.27% in 2008 and 7.60% in 2007. Competitive pricing on new and refinanced loans, as well as tightened credit underwriting standards, dampened efforts for improvements in loan yields in 2008.

For 2008, the cost of interest-bearing liabilities decreased by 115 bps to 3.09% compared to 2007, resulting, in part, from a significant decrease in interest rates in 2008. The combined average cost of interest-bearing deposits was 3.06%, down 99 bps from 2007, primarily resulting from an average decrease in the short-term interest rate environment during 2008. Also contributing to the decrease was the cost of wholesale funding (comprising federal funds purchased; repurchase agreements; FHLB advances and subordinated debentures) which decreased by 213 bps to 3.26% for 2008, impacted favorably by a decreasing interest rate environment for wholesale funding costs during the year on reduced borrowings.

Average earning assets were $982.3 million in 2008, compared to $1.0 billion in 2007. Average loans outstanding declined to $743.9 million in 2008 from $804.5 million in 2007, a decrease of 7.5%. Average loans to average total assets decreased to 69.0% in 2008 from 73.0% in 2007. For 2008, tax-equivalent interest income on loans decreased $14.5 million, of which $3.3 million related to the decline in average outstanding balances and $11.2 million related to the lower yields on such loans. Balances of securities and short-term investments increased $31.4 million on average in 2008 versus 2007. Tax equivalent interest income on securities and short-term investments increased $1.2 million from volume changes, and $0.9 million from the impact of the rate environment, for a combined $2.1 million increase in tax equivalent interest income in 2008 versus 2007.

Average interest-bearing liabilities decreased $0.2 million in 2008, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) decreased $23.2 million. The decrease in net free funds was primarily attributable to a decrease in demand deposits. Average non-interest bearing demand deposits decreased by $20.9 million, or 22.3% in 2008 versus 2007. Average interest-bearing deposits declined $7.5 million, or 1.0%, to $780.5 million in 2008 versus $788.0 million in 2007. This decline resulted from a decline in savings deposits and time deposits greater than $100,000, offset by increases in interest-bearing demand deposits and time deposits under $100,000. Interest expense on interest-bearing deposits decreased $0.2 million from the volume and mix changes and $7.9 million from impact of the rate environment, resulting in an aggregate decrease of $8.1 million in interest expense on interest-bearing deposits in 2008 versus 2007. Average wholesale-funding sources decreased by $7.3 million during 2008. For 2008, interest expense on wholesale funding sources decreased by $2.5 million compared to 2007 from declining rates.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding declined to $651.9 million at December 31, 2009, a 10.5% decrease from December 31, 2008. This follows a 4.1% decrease from the end of 2007.

Table 3 reflects composition (mix) of the loan portfolio at December 31 for the previous five fiscal years:

Table 3: Loan Composition

	As of December 31, (dollars in thousands)
	2009		2008		2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Amount of loans by type

Real estate-mortgage
Commercial	$353,110	54.2%	$381,765	52.4%	$386,981	50.9%	$464,843	56.7%	$467,956	57.6%
1-4 Family residential	124,830	19.2%	134,436	18.4%	119,932	15.8%	143,873	17.6%	148,736	18.3%
Construction	62,827	9.6%	69,838	9.6%	93,047	12.2%	94,082	11.5%	85,729	10.6%
Commercial, financial and agricultural	83,674	12.8%	110,432	15.2%	127,549	16.8%	82,619	10.1%	80,260	9.9%

Consumer installment	11,804	1.8%	12,876	1.8%	14,388	1.9%	14,893	1.8%	14,263	1.8%
Municipal loans	16,009	2.5%	19,858	2.7%	18,663	2.5%	19,633	2.4%	15,785	1.9%
Less: deferred fees, net of costs	(360)	(0.1)%	(483)	(0.1)%	(350)	(0.1)%	(375)	(0.1)%	(433)	(0.1)%
Total loans (net of unearned income)	$651,894	100.0%	$728,722	100.0%	$760,210	100.0%	$819,568	100.0%	$812,296	100.0%

Commercial real estate loans secured by farmland, multifamily property, and nonfarm/non-residential real estate property totaled $353.1 million at year-end 2009 comprising 54.2% of the loan portfolio. Loans of this type are mainly for business property, multifamily property and community purpose property. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on our borrowers’ operations. Many times, we will take additional real estate collateral to further secure the overall lending relationship. A decline in the tourism industry, or other economic effects, such as increased interest rates affecting demand for real estate, could affect both our lending opportunities in this area as well as potentially affect the value of collateral held for these loans.

Commercial, financial and agricultural loans not secured by real estate totaled $83.7 million at year-end 2009, a decline of $26.7 million or 24.2% since year-end 2008. The commercial, financial and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie, Waupaca, Waushara and Kewaunee Counties, Wisconsin. The origination of new commercial and commercial real estate loans was primarily from our market area in Brown County. Growth in tourism-related business in Door County was slow again in 2009 compared to growth experienced in years prior to 2006. The credit risk related to these loans is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on a borrower’s operations.

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

Real estate construction loans declined $7.0 million or 10.0% to $62.8 million at December 31, 2009 from $70.8 million December 31, 2008. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are generally made to developers who are well known to us, have prior experience and are well capitalized. Construction projects undertaken by these developers are carefully reviewed by us to assess their economic feasibility. The credit risk related to real estate construction loans is generally limited to specific geographic areas, but it is also influenced by general economic conditions. We attempt to control the credit risk on these types of loans by making loans to developers in familiar markets, reviewing the merits of the individual project, controlling loan structure and monitoring project progress and advances of construction proceeds.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to multiple borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. We have identified certain industry groups within our market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2009, one industry group concentration existed in our loans that exceeded 10% of total loans. Loans on non-residential real estate rental properties located throughout our market area totaled $105.2 million or 16.1% of total loans at December 31, 2009.

Although growth was slow in 2009 for the tourism business in the Door County market, management believes that business activity will remain adequate to enable our customers in general to service their debt and to make improvements to their operations.

At the end of 2009, residential real estate mortgage loans totaled $124.8 million and comprised 19.1% of the loan portfolio. These loans decreased $9.6 million or 7.1% during 2009. Given current trends, we do not anticipate growth in mortgage loans during 2010. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas we serve. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan-to-value ratio exceeds these limits.

We offer adjustable-rate mortgage loans based upon market demands. At year-end 2009, those loans totaled $27.3 million, a decrease of $1.6 million over 2008. Adjustable rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year (the “index”), plus an additional spread of up to 2.75%. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

Adjustable rate mortgage loans have an initial period, ranging from one to three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product type. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently at 6% above the original mortgage loan interest rate. At December 31, 2009, these loans represented $27.3 million of our portfolio. We do not originate sub-prime loans.

We also participate in a fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. These loans are sold in the secondary market and we retain servicing rights. At December 31, 2009, these loans totaled $66.7 million compared to $80.1 million at December 31, 2008. In 2009, we originated $13.2 million FHLMC mortgages.

In addition, we also offer fixed rate mortgages through participation in fixed rate mortgage programs with private investors. These loans also are sold in the secondary market with servicing rights released to the buyer. In 2009, we sold $66.0 million in mortgage loans through the secondary programs compared to $22.6 million in 2008.

Installment loans to individuals totaled $11.8 million, or 1.8%, of the total loan portfolio at December 31, 2009, compared to $12.9 million, or 1.8%, at December 31, 2008. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas we serve. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Reviewing the creditworthiness of the borrowers, as well as taking the appropriate collateral and guaranty positions on such loans primarily, controls credit risk.

Municipal loans totaled $16.0 million at December 31, 2009 compared to $19.9 million at year-end 2008. Municipal loans are short or long term loans to municipalities for the funding of various projects. The proceeds of these loans are collateralized by the backing of the corresponding taxing authority and can be used for general or revenue producing projects.

Table 4 details expected maturities by loan purpose as of December 31, 2009. Those loans with expected maturities over one year are further scheduled by fixed rate or variable rate interest sensitivity.

Table 4: Loan Maturity and Interest Rate Sensitivity

	Maturity
December 31, 2009	Within 1 Year	1-5 Years	After 5 Years	Total
	(dollars in thousands)
Loans secured primarily by real estate:
Secured by 1 to 4 family residential	$39,036	$44,476	$41,318	$124,830
Construction	41,369	17,767	3,691	62,827
Commercial real estate	122,002	172,848	57,900	352,750
Commercial, financial and agricultural	23,873	40,097	19,704	83,674
Tax-exempt	5,246	3,151	7,612	16,009
Consumer	7,296	4,315	193	11,804
Total	$238,822	$282,654	$130,418	$651,894

	Interest sensitivity
	Fixed rate	Variable rate
Due after one year	$239,987	$173,085

Note that commercial real estate loans have been adjusted for deferred fees, net of costs, in this analysis.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, allowance to provide for anticipated loan losses, and non-accrual and charge-off policies.

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we set aside an allowance for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as provision for loan losses. See “Provision For Loan Losses” in this Report. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending, and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

In general, our loan policy establishes underwriting guidelines for each of our major loan categories. In addition to requiring financial statements, applications, credit histories and credit analyses for underwriting our loans, some of the more significant guidelines for specific types of loans are:

•

For commercial real estate loans; maximum loan-to-value ratios range from 50% to 80% upon origination depending on the collateral securing the loan. Loan terms have a maximum amortization period of 20 years. Hazard insurance is required on collateral securitizing the loan and appropriate legal work is performed to verify our lien position.

•

For single and 2-4 family residential loans, maximum loan-to-value ratios do not exceed 80% upon origination, unless private mortgage insurance is purchased by the borrower. Loan terms have a maximum amortization period of 30 years. Hazard insurance is required on collateral securing the loan and appropriate legal work is performed to verify our lien position.

•

For commercial and industrial loans, loan-to-value ratios and loan terms will vary, reflecting varied collateral securitizing the loan. Documentation required for the loan transaction may include income tax returns, financial statements, profit and loss budgets and cash flow projections. Loans included in this type are short- term loans, lines of credit, term loans and floor plans.

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

The Chief Credit Officer (“CCO”) was tasked with evaluating the loan portfolio with a view toward being proactive in removing or minimizing problem credits in the portfolio. As part of this philosophical shift toward a more proactive approach to credit risk management during 2007, we instructed the CCO to be much more critical in his review, identification and monitoring of problem loans and of potential problem loans, in particular those that may be marginal in terms of collateral adequacy.

Our philosophical shift did not affect the overall methodology by which we calculate our ALL, although we did become more proactive in our efforts to identify and remove or minimize problem credits in the portfolio. In particular, we enhanced the impairment analysis process by requiring and obtaining substantially more evidentiary support (including supplemental market data and routine site visits) for our conclusions as to future payment expectations and collateral values and, in general, are more conservative in our analysis. In conjunction with our ongoing analysis, the weakening economy in our lending markets, as well as national markets, and FRB’s reduction of market rates the performance of our loan portfolio has been negatively impacted for both 2009 and 2008, both in earnings and collateral-to-value ratios.

On a quarterly basis, management reviews the adequacy of the ALL. Based on an estimation computed pursuant to the requirements of ASC 450-10, “Accounting for Contingencies,” and ASC 310-10, “Accounting by Creditors for Impairment of a Loan,” the analysis of the ALL consists of three components: (i) specific credit allocation established for expected losses relating to specific individual loans for which the recorded investment in the loans exceeds its fair value; (ii) general portfolio allocation based on historical loan loss experience for significant loan categories; and (iii) general portfolio allocation based on economic conditions as well as specific factors in the markets in which we operate.

The specific credit allocation for the ALL is based on a regular analysis by the loan officers of all commercial credits. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans over a fixed dollar amount that have been deemed impaired are evaluated. In compliance with ASC 310-10, the fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific allowance is then allocated to the loans based on this assessment. Such allocations or impairments are reviewed by the CCO and management familiar with the credits.

During 2009, $6.5 million was added to the ALL and charged to operating expense, compared to $18.0 million in 2008.

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

During the fourth quarter of 2008, two related credit relationships totaling $19.3 million experienced significant cash flow concerns. Prior to the fourth quarter, these relationships had been paying as agreed and in management’s opinion, did not represent increased credit risk. As a result of our evaluation of these relationships prior to December 31, 2008, a provision of $10.2 million was charged to earnings of which $5.9 million relating to one of the relationships was charged off against the ALL. In the second quarter of 2009, an additional charge-off of $2.7 million was recorded and in the fourth quarter of 2009, $0.7 million was charged off. Subsequent to year end, in February 2010, a payment of $6.2 million was received on this credit. Of the payment, $5.0 million was applied to the outstanding non-accrual loan, with the remaining $1.2 million applied as a charge-off recovery.

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” During 2007, we continued to use the same methodology of determining historical loss factors for the portfolio of loans to which there are no specific loss allocations. We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular categories, analyzed as a group. As it relates to the historical loss component, we reduced the historical loss lookback period from 16 quarters to an average of 8 and 12 quarters. This was primarily done to enable the model to provide a better reflection of the recent economic times. This resulted in increased allocations that we determined were appropriate. We determine General Reserves – Other by taking into account other factors, such as the concentration of loans in a particular industry or geographic area and adjustments for economic indicators. By nature, our general reserve changes with our fluid lending environment and the overall economic environment in which we lend. As such, we are continually attempting to enhance this portion of the allocation process to reflect anticipated losses in our portfolio driven by these changing factors. During 2007, management further enhanced the general component analysis to more specifically identify the inherent risks in the loan portfolio. Expanded economic statistics, specifically unemployment and inflation rates for national, state and local markets are monitored and factored into the allocation to address repayment risk. Further identification and management of portfolio concentration risks, both by loan category and by specific markets was enhanced and is reflected in the general allocation component. In the fourth quarter the model was further enhanced to include more specific qualitative factors, as mentioned previously, by loan type.

During 2009, we also contracted with a third party that provides an ALL methodology and an ALL model for determining necessary ALL levels. Although we do not use the model results for the basis of our ALL levels, the model provides a validation tool to our existing model.

All of the factors we take into account in determining PLL in the general categories are subject to change; thus, the allocations are not necessarily indicative of the loan categories in which future loan losses will occur. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated.

Table 5: Quarterly Allowance for Loan Loss Components

	12/31/08	03/31/09	As of 06/30/09	09/30/09	12/31/09
	(dollars in thousands)
Component 1 – Specific credit allocation	$6,019	$7,167	$5,538	$6,414	$1,155
Component 2 – General reserves	7,472	7,222	7,510	6,908	7,911
Unallocated	70	291	(27)	650	534
Allowance for Loan Losses	$13,561	$14,680	$13,021	$13,972	$9,600

Management believes the ALL is at an appropriate level to absorb probable and inherent losses in the loan portfolio at December 31, 2009. Proactive efforts to collect on all non-performing loans, including use of the legal process when deemed appropriate to minimize the risk of further deterioration of such loans will be ongoing. In the event that the facts and circumstances relating to these non-performing loans change, additions to the ALL may become necessary. With respect to the remainder of the loan portfolio, while management uses available information to recognize losses on loans, future adjustments to the ALL may become necessary based on changes in economic conditions and the impact of such changes on our borrowers. Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. Should the economic climate deteriorate further, the level of non-performing loans, charge-offs and delinquencies could rise, warranting an increase in the provision.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgments regarding information available to them at the time of their examinations.

As Table 6 indicates, the ALL at December 31, 2009 was $9.6 million compared with $13.6 million at year-end 2008. Loans decreased 10.5% in 2009, while the allowance as a percent of gross loans decreased to 1.5% from 1.9% at year-end 2008. Net commercial mortgage loan charge-offs represented 34.6% of the total net charge-offs for 2009. Net commercial loan charge-offs represented 36.1% of the total net charge-offs in 2009 while residential real estate-mortgage loan net charge-offs represented 21.7% of the total net charge-offs for 2009. Net loan charge-offs decreased significantly in 2009. The ALL as a percent of total loans decreased as a result of net loan charge-offs exceeding the provision expense. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 6: Loan Loss Experience

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Daily average amount of loans	$699,091	$743,930	$804,494	$818,086	$789,316
Loans, end of period	$651,894	$728,722	$760,210	$819,568	$812,296

ALL, at beginning of year	$13,561	$11,840	$8,058	$9,551	$10,445
Loans charged off:
Real estate-mortgage	2,297	587	437	204	537
Real estate-construction	647	2,355	25	624	—
Real estate-commercial	3,766	11,289	2,154	1,341	3,363
Commercial/agricultural loans	4,135	2,301	3,627	847	651
Consumer loans	413	135	215	401	320

Total loans charged off	11,258	16,667	6,458	3,417	4,871

Recoveries of loans previously charged off:
Real estate-mortgage	24	164	63	409	392
Real estate-construction	238	—	—	—	—
Real estate-commercial	149	78	113	127	91
Commercial/agricultural loans	355	143	206	134	163
Consumer loans	31	42	97	351	114

Total loans recovered	797	427	479	1,021	760
Net loans charged off (“NCOs”)	10,461	16,240	5,979	2,396	4,111
Additions to allowance for provision for loan losses charged to operations	6,500	17,961	9,761	903	3,217
ALL, at end of year	$9,600	$13,561	$11,840	$8,058	$9,551
Ratio of NCOs during period to average loans outstanding	1.50%	2.18%	0.74%	0.29%	0.52%
Ratio of ALL to NCOs	0.9	0.8	2.0	3.4	2.3
Ratio of ALL to total loans end of period	1.47%	1.86%	1.56%	0.98%	1.18%

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

Table 7: Allocation of the Allowance for Loan Losses

	As of December 31,
	(dollars in thousands)
	2009		2008		2007		2006		2005
	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial, financial & agricultural	$1,496	12.8%	$6,375	15.2%	$3,405	16.8%	$2,082	10.1%	$2,317	9.9%
Commercial real estate	4,558	54.2%	4,726	52.3%	5,367	50.8%	4,280	56.6%	5,633	57.5%
Real estate
Construction	1,184	9.6%	806	9.6%	1,774	12.2%	597	11.5%	454	10.6%
Residential	1,453	19.1%	1,308	18.4%	987	15.8%	755	17.6%	482	18.3%
Consumer installment loans	375	1.8%	259	1.8%	306	1.9%	342	1.8%	243	1.8%
Tax exempt loans	—	2.5%	17	2.7%	—	2.5%	—	2.4%	—	1.9%
Not specifically allocated	534		70		1		2		422
Total allowance	$9,600	100.0%	$13,561	100.0%	$11,840	100.0%	$8,058	100.0%	$9,551	100.0%

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

Restructuring loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we could not otherwise consider except for the borrower’s financial difficulties. TDR loans on a non-accrual status will be identified as non-accrual loans and not as TDR’s.

Table 8: Nonperforming Loans and Foreclosed properties

	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Nonaccrual loans	$26,591	$43,687	$37,555	$27,352	$6,942
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans	2,061	367	—	496	—
Total non-performing loans (NPLs)	28,652	44,054	37,555	27,848	6,942
Foreclosed properties	14,995	7,143	5,167	5,760	3,333
Total non-performing assets (NPAs)	$43,647	$51,197	$42,722	$33,608	$10,275

Ratios:
NPLs to total loans	4.40%	6.04%	4.94%	3.40%	0.85%
NPAs to total assets	6.70%	4.82%	3.86%	3.02%	0.94%
ALL to NPLs	33.51%	30.78%	31.53%	28.94%	137.58%

Non-performing loans at December 31, 2009 were $28.7 million compared to $44.1 million at December 31, 2008. When comparing the previous quarter ended September 30, 2009, non-performing loans decreased $11.8 million, or 29.1%. The sale of non-accrual assets of $2.8 million accounted for a portion of the decline. In addition, $5.8 million of the reduction was attributed to properties being transferred to foreclosed properties and $7.5 million was the result of charge-offs. Offsetting the decline were new additions to non-accrual loans of $2.7 million and an increase in restructured loans of $2.1 million. Management believes collateral is currently sufficient to collect the net carrying value of those loans in the event of foreclosure or repossession and has aggressively charged off collateral deficiencies. Our assessment is based on recent appraisals, professional market valuations and/or sales agreements with respect to each of the properties. Management is continually monitoring these relationships and in the event facts and circumstances change, additional PFLLs may be necessary.

Table 9: Quarterly Nonaccrual and Restructured Loans

	Quarters Ended
	12/31/09	09/30/09	06/30/09	03/31/09	12/31/08
	(dollars in thousands)
Nonaccrual Loans	$26,590	$40,474	$51,601	$48,480	$43,687
Loans restructured in a troubled debt restructuring	2,061	11	12	428	367
Total Nonperforming Loans	$28,651	$40,485	$51,613	$48,908	$44,054

Table 10: 30-89 Days Past Due Loans

The following table presents an analysis of our past due loans excluding non-accrual loans:

PAST DUE LOANS (EXCLUDING NON-ACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	12/31/09	09/30/09	06/30/09	03/31/09	12/31/08
Total secured by real estate	$8,881	$5,922	$6,936	$9,936	$11,957
Commercial and industrial loans	255	862	2,512	3,255	671
Loans to individuals	370	204	104	131	145
All other loans	1	139	143	5	2
Total	$9,507	$7,127	$9,695	$13,327	$12,775
Percent of total loans	1.46%	1.06%	1.37%	1.85%	1.75%

As indicated above, loan balances 30 to 89 days past due have decreased by $3.3 million since December 31, 2008. As the loans continue through the collection process, we anticipate these past due levels continue to decline.

Table 11: Foregone Loan Interest

The following table shows, for those loans accounted for on a non-accrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands)
Interest income in accordance with original terms	$1,981	$2,887	$3,971
Interest income recognized	(245)	(213)	(565)
Reduction in interest income	$1,736	$2,674	$3,406

Foreclosed properties, which represent properties that we acquired through foreclosure or in satisfaction of debt, totaled $15.0 million at end of year 2009. This compared to $7.1 million at year-end 2008. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Activity for foreclosed properties for 2009, 2008 and 2007, including costs of operation are shown in Table 12:

Table 12: Foreclosed Properties Summary

	Years ended December 31,
	2009	2008	2007
Income from operation of foreclosed properties	$118	$153	$64
Expense from operation of foreclosed properties	(1,403)	(4,228)	(966)
Net gains (losses) from sale of foreclosed properties	108	(119)	(232)

Cost of operation and sale of foreclosed properties	$(1,177)	$(4,194)	$(1,134)

Investment Portfolio

Our investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and earning potential.

Table 13: Investment Portfolio

	December 31,
	2009	2008	2007
	(dollars in thousands)
Securities Available for Sale (AFS):
U.S. Treasury and U.S. government sponsored agency securities	$30,000	$4,489	$29,222
Obligations of states and political subdivisions	38,042	53,854	55,741
Mortgage-backed securities	118,982	152,118	118,848
Private placement and corporate bonds	15,137	15,130	15,141
Other equity securities	3,330	2,679	3,419
Total amortized cost	$205,491	$228,270	$222,371
Total fair value and carrying value	$204,834	$225,417	$222,475

Securities classified as available for sale are those securities which we have determined might be sold to manage interest rates, reposition holdings to increase returns or modify durations, or in response to changes in interest rates or other economic factors. They may or may not be held until maturity. Securities available for sale are carried at market value. Such market values are monitored at least quarterly and more frequently as economic conditions warrant. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary at December 31, 2009 and 2008 are recorded as a separate component of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are recorded in the consolidated statement of operations. Subsequent to December 31, 2008, a security held in the amount of $1.9 million was determined to be impaired on an other-than-temporary basis. The book value of the security was eliminated from the balance sheet and charged to earnings in the amount of $1.9 million. This expense is identified as such on the statement of operations for the year ended December 31, 2008.

In November 2007, our investment subsidiary sold agency securities with a total market value of $30.0 million. In 2008, the Bank sold US government sponsored agency securities with a total market value of $19.1 million and our investment subsidiary sold similar securities with a total market value of $10.8 million to reposition our investment portfolio and improve the yields we were receiving on these type of securities. Replacement agency securities were subsequently purchased that provided a higher yield and allowed us to take advantage of opportunities in the market.

During 2009, securities with a market value of $202.3 million were sold and $290.5 million of other securities were purchased. Gains of $4.2 million were realized on the sale of securities.

Table 14: Securities Portfolio Maturity Distribution (dollars in thousands, rates on a tax-equivalent basis)

	Securities AFS – maturity distribution and weighted average yield
	Within one year		After one year but Within five years		After five years but Within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$30,000	0.00%	$—	—	—	—	—	—	$30,000	0.00%
Mortgage-backed securities	1,472	2.58%	87,567	4.33%	22,969	4.21%	8,140	5.78%	120,148	4.38%
Obligations of states and political subdivisions	—	—	2,987	4.32%	18,653	4.05%	17,180	3.95%	38,820	4.03%
Private placement and corporate bonds	—	—	—	—	—	—	12,536	7.64%	12,536	7.64%

Other	3,330	3.84%	—	—	—	—	—	—	3,330	3.84%
Total carrying value	$34,802	0.48%	$90,554	4.33%	$41,622	4.14%	$37,856	5.57%	$204,834	3.86%

Securities averaged $253.3 million in 2009 compared with $231.4 million in 2008. In 2009, taxable securities comprised approximately 66.0% of the total average investments compared to 76.1% in 2008. Tax-exempt securities for 2009 accounted for 16.3% of the total average investments compared to 23.9% in 2008.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. For 2008, the market value of our stock was determined by using a three-year quarterly average multiple of market value to book value. Based on the results of this analysis, no impairment was identified at December 31, 2008.

For 2009, consideration was given to the market value of our stock. However, based on current market conditions, we hired a firm specialized in rendering valuation opinions for banks and bank holding companies nationwide. In rendering their opinion as to the fair value of our stock, they considered the nature and history of our Company, the competitive and economic outlook for the trade area and for the banking industry in general, the book value and financial condition of our Company, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1.) net asset value – defined as the net worth of the Company, 2.) market value – defined as the price at which knowledgeable buyers and sellers would agree, and 3.) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was deemed to be in excess of the book value and therefore, no impairment was recognized.

Deposits

Deposits are our largest source of funds. Average total deposits for 2009 were $838.9 million, a decrease of 1.7% from 2008. At December 31, 2009, deposits were $831.6 million, a decrease of $18.2 million (2.1%) from $849.8 million at December 31, 2008. Average brokered deposits decreased $45.2 million, (35.9%) between 2008 and 2009, total brokered deposits decreased $65.0 million to $48.9 million at year-end 2009 from $113.9 million at year-end 2008. The reduction in brokered certificates of deposit was a result of our strategic decision to allow those deposits to mature in order to reduce our reliance on such deposits. From a liquidity standpoint, those funds were not necessary as our cash position was sufficient to pay time desposits as they matured and otherwise provide us with liquidity for our operations. Management views these as a stable source of funds. If liquidity concerns arose, we believe (but cannot assure) that we have alternative sources of funds, such as lines with correspondent banks and borrowing arrangements with the FHLB should the need present itself. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of our customer base, as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.

Table 15: Average Deposits Distribution

For the year ended
December 31,

	2009			2008			2007
	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate
	(dollars in thousands)
Noninterest-bearing demand deposits	$72,368	8.6%	0.0%	$72,852	8.5%	0.0%	$93,706	10.6%	0.0%
Interest-bearing demand deposits	135,430	16.1%	0.4%	123,404	14.5%	1.3%	110,322	12.5%	2.5%
Savings deposits	231,315	27.6%	0.7%	232,495	27.2%	1.9%	262,026	29.7%	3.5%
Other time deposits (excluding brokered deposits)	210,165	25.1%	3.0%	194,648	22.8%	4.1%	184,480	20.9%	4.7%
Time deposits $100,000 and over (excluding brokered deposits)	108,932	13.0%	3.2%	104,123	12.2%	4.6%	115,021	13.0%	5.3%
Brokered certificates of deposit	80,648	9.6%	4.1%	125,852	14.7%	4.2%	116,179	13.2%	4.6%
Total deposits	$838,858	100.0%		$853,374	100.0%		$881,734	100.0%

Table 16: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2009
	Certificates of Deposit	Other Time Deposits	Total
	(Dollars in thousands)
Three months or less	$40,786	$2,332	$43,118
Over three months through six months	34,956	1,688	36,644
Over six months through twelve months	37,984	1,188	39,172
Over twelve months	37,053	3,777	40,830
Total	$150,779	$8,985	$159,764

As shown in Table 15, non-interest bearing demand deposits in 2009 averaged $72.4 million, down 0.7% from $72.9 million in 2008. This $0.5 million decrease reflects the shift from non-interest bearing to interest-bearing accounts. As of December 31, 2009, non-interest-bearing demand deposits totaled $81.3 million compared to $73.6 million at year-end 2008.

Interest-bearing deposits generally consist of interest-bearing checking, savings deposits, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). In 2009, interest-bearing deposits averaged $766.5 million, a decrease of 1.8% from 2008. Average balances of NOW accounts, savings deposits and money market accounts increased $10.9 million (3.0%) as a result of customer preference to shorter terms in a down interest rate environment. During the same period, time deposits, including CDs and IRAs (other than brokered time deposits and time deposits over $100,000) increased average deposits by $20.1 million (10.3%), primarily in response to customer reaction to aggressive short-term rate declines in national markets. Average time deposits over $100,000, other than brokered time deposits, decreased by $0.2 million (0.2%). These deposits were priced within the framework of our rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continue to limit our core deposit growth in these types of deposits. Despite this reduced growth, our average brokered deposits decreased $45.3 million, (36.0%) in 2009 compared to 2008.

Emphasis will be placed on generating additional core deposits in 2010 through competitive pricing of deposit products and through the branch delivery systems that have already been established. We will also attempt to attract and retain core deposit accounts through new product offerings and customer service. In the event that core deposit growth goals are not accomplished, we will continue to look at other wholesale sources of funds.

Other funding sources

Total other funding sources, including short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, convertible promissory notes and subordinated debentures, were $127.6 million at December 31, 2009, a decrease of $3.8 million, (2.9%), from $131.4 million at December 31, 2008.

Table 17: Short-term Borrowings

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$21,122	$30,174	$27,174
Average amounts outstanding during year	$23,330	$32,750	$17,048
Maximum month-end amounts outstanding	$33,757	$45,659	$41,107
Average interest rates on amounts outstanding at end of year	0.50%	1.15%	4.73%
Average interest rates on amounts outstanding during year	0.71%	2.38%	5.18%

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

Long-term Debt

In connection with the issuance of Trust Preferred Securities in 2001 (see “Capital Resources”), we issued long-term subordinated debentures to Baylake Capital Trust I, a Delaware Business Trust subsidiary. On March 31, 2006, we redeemed the debentures and funded the redemption through the issuance of $16.1 million of trust preferred securities and $498,000 of trust common securities under the name Baylake Capital Trust II. Subordinated debentures totaled $16.1 million at December 31, 2008, 2007 and 2006. For additional details, see Note 11, “Subordinated Debentures”, to the Consolidated Financial Statements.

During the third and fourth quarters of 2009, we completed three separate closings of a private placement of our 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. Through December 31, 2009, we issued $5.35 million principal amount of the Convertible Notes, at par, and received gross proceeds in the same amount.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Convertible Notes.

We incurred debt offering costs of $0.2 million. These costs are capitalized and amortized to interest expense using the effective interest method over the initial conversion term, which is October 1, 2014. The total amount of Convertible Notes offered is $15.0 million. We anticipate a fourth closing during the first quarter of 2010. The Convertible Notes offering expires on April 30, 2010.

Contractual Obligations

As of December 31, 2009, we were contractually obligated under long-term agreements as follows:

Table 18: Contractual Obligations

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Certificates of deposit and other time deposit obligations	$373,063	$273,189	$88,591	$11,283	$—
Subordinated debentures	16,100	—	—	—	16,100
Convertible promissory notes(1)	5,350	—	—	5,350	—
FHLB advances	85,000	10,000	75,000	—	—
Operating leases	22	22	—	—	—
Totals	$479,535	$283,211	$163,591	$16,633	$16,100

(1) One-half of the Convertible Notes are mandatorily converted to shares of common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

For a discussion of these contractual obligations, see Note 5, “Premises and Equipment,” Note 11, “Subordinated Debentures,” and Note 12, “Convertible Promissory Notes,” to Consolidated Financial Statements.

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, or causing a disruption to normal operating activities. We and our subsidiary bank have different liquidity considerations.

Our primary sources of funds are dividends from our subsidiary bank, investment income, proceeds from the sale of securities, principal payments on our loans and investments, and net proceeds from borrowings and the offerings of subordinated debentures and convertible promissory notes. We generally manage our liquidity position in order to provide funds necessary to pay dividends to our shareholders. Dividends received from our bank totaled $2.3 million in 2007 and were our main source of liquidity in 2008. After consultation with our federal and state regulators, our Board of Directors elected to forego paying the dividend normally paid to our shareholders beginning in the first quarter of 2008. In order to begin paying dividends in the future, we will need to seek prior approval from the Wisconsin Department of Financial Institutions as well as the FRB.

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

Maturing investments and investment sales have been a primary source of liquidity at our bank. Principal payments on investments totaling $113.7 million were made in 2009 and $202.3 million of proceeds were received from investment sales. In addition, $290.5 million in investments were purchased in 2009. At December 31, 2009, the carrying value of investment securities maturing within one year was $31.6 million, or 15.4% of the total investment securities portfolio. This compares to 11.7% of our investment securities with one year or less maturities as of December 31, 2008. At the end of 2009, the investment portfolio contained $119.7 million of U.S. Treasury, U.S. government sponsored agency securities and mortgage backed securities representing 58.5% of the total investment portfolio. These securities tend to be highly marketable and had a fair value approximately $2.1 million above amortized cost at year-end 2009.

During 2009, we maintained large balances at the Federal Reserve Bank for liquidity purposes. On average, those balances were $40.4 million. At year-end, the balance was $65.7 million. We anticipate reducing those balances in 2010.

Deposit growth is another potential source of liquidity for our bank. However, as a financing activity reflected in the 2009 Consolidated Statements of Cash Flows, deposit reduction consumed $18.1 million in cash during 2009. Our bank’s overall average deposit base declined $14.5 million or 1.7% during 2009. Deposit growth is potentially the most stable source of liquidity for our bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow would require our bank to develop alternative sources of funds which may not be as liquid and may be potentially a more costly alternative.

Federal funds sold averaged $3.2 million in 2009 compared to $7.0 million in 2008. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically has higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. Our bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2009, our bank had $0.08 million in federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. At December 31, 2009, our bank has $223.9 million of loans maturing within one year, or 34.4% of total loans. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. Our bank’s liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause us to acquire other sources of funding which could be harder to find and, therefore, more costly to acquire.

Within the classification of short-term borrowings at year-end 2009 and 2008, federal funds purchased and securities sold under agreements to repurchase totaled $21.1 million. At December 31, 2009, our bank had no federal funds purchased. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. At December 31, 2009, our bank had $32.6 million available in the form of federal funds lines. Short-term and long-term FHLB advances are another source of funds, totaling $85.0 million at year-end 2009. At December 31, 2009, our bank had $17.7 million in the form of additional available FHLB advances.

Our bank’s liquidity resources were sufficient in 2009 to fund the deposit run-off, growth in investments and meet other cash needs when necessary.

Management expects that deposit growth will be the primary funding source of our bank’s liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in 2009, management expects deposit growth resulting from branch expansion efforts and marketing efforts to attract and retain core deposits, as well as brokered deposits, to be a reliable funding source in the future. Shorter-term liquidity needs will mainly be derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

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

Capital Resources

Stockholders’ equity at December 31, 2009 increased $5.6 million or 8.1% to $74.6 million, compared to $69.0 million at the end of 2008. Accumulated other comprehensive loss decreased to $0.3 million at year-end 2009 versus accumulated other comprehensive loss of $1.6 million at year-end 2008. The ratio of stockholders’ equity to assets at December 31, 2009 was 7.1%, compared to 6.5% at year-end 2008.

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

Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2009, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 capital. Our convertible promissory notes, which qualify as Tier 2 capital, totaled $5.35 million at the end of 2009.

No cash dividends were declared in 2009 and 2008.

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

Through the first three quarters of 2008, our regulatory capital ratios and those of our bank were in excess of the levels established for “well capitalized” institutions. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. During the fourth quarter of 2008, our regulatory capital ratios and those of our bank fell below “well capitalized” levels, but remained in excess of levels established for “adequately capitalized” financial institutions under the regulatory framework for prompt corrective action. As of March 31, 2009 and throughout the remainder of 2009, our regulatory capital ratios returned to “well capitalized.” As of December 31, 2009, our Tier 1 capital ratio was 10.22%, our total capital ratio was 12.18%, and our leverage ratio was 7.60%.

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

Table 20: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2009 and 2008:

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$12,513	$11,580	$11,829	$11,547
Interest expense	5,075	4,814	4,411	3,959
Net interest income	7,438	6,766	7,418	7,588
Provision for loan losses	1,200	1,200	1,200	2,900
Net interest income after PLL	6,238	5,566	6,218	4,688
Non-interest income	4,536	2,592	2,090	3,268
Non-interest expense	7,427	7,815	7,429	7,310
Income before income tax expense	3,347	344	879	646
Provision (benefit) for income tax	1,065	(190)	44	(33)
Net income (loss)	$2,282	$534	$835	$678

Basic earnings (loss) per share	$0.29	$0.07	$0.11	$0.09
Diluted earnings (loss) per share	$0.29	$0.07	$0.11	$0.09

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Interest income	$15,607	$14,302	$13,947	$13,420
Interest expense	8,404	7,115	6,628	6,080
Net interest income	7,203	7,187	7,319	7,340
Provision for loan losses	300	861	3,200	13,600
Net interest income after PLL	6,903	6,326	4,119	(6,260)
Non-interest income	2,315	2,199	2,102	2,641
Non-interest expense	7,842	9,014	8,712	12,454
Income before income tax expense	1,376	(489)	(2,491)	(16,073)
Provision for income tax	211	(584)	(1,317)	(6,170)
Net income	$1,165	$95	$(1,174)	$(9,903)

Basic earnings per share	$0.15	$0.01	$(0.15)	$(1.25)
Diluted earnings per share	$0.15	$0.01	$(0.15)	$(1.25)

Recent Accounting Pronouncements

See Note 1 to the Notes to Consolidated Financial Statements titled “Effects of Newly Issued But Not Yet Effective Accounting Standards” for additional detail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Sensitivity Management

Our business and the composition of our consolidated balance sheet consist of investments in interest-earning assets (including loans and securities) which are primarily funded by interest-bearing liabilities (deposits and borrowings). We maintain all of our financial instruments for non-trading purposes. Such financial instruments have varying levels of sensitivity to changes in market rates of interest. Our operating income and net income depends, to a substantial extent, on “rate spread” (i.e., the differences between the income we receive from loans, securities, and other earning assets and the interest expense we pay to obtain deposits and other liabilities). These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities.

We measure our overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the changes in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of an immediate and sustained 100 and 200 bps increases in market interest rates or a 100 and 200 bps decrease in market rates. The interest rates scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The tables below present our projected changes in net interest income for 2010 based on financial data at December 31, 2009, for the various rate shock levels indicated.

Table 19: Net Interest Income Sensitivity Analysis

Potential impact on 2010 consolidated net interest income	Net Interest Income
	Amount	Potential Change in Net Interest Income ($)	Potential Change in Net Interest Income (%)
	(Dollars in thousands)
+ 200 bps	$29,388	$398	1.4%
+ 100 bps	$29,453	$463	1.6%
Base	$28,990	—	—
- 100 bps	$29,132	$142	0.5%
- 200 bps	$28,110	($878)	(3.0%)

Note: The table above may not be indicative of future results.

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

There can be no assurance that the results of operations would be impacted as indicated in the above table if interest rates did move by the amounts discussed above. Management continually reviews its interest risk position through its Asset/Liability Management Committee. Management’s philosophy is to maintain relatively matched rate sensitive asset and liability positions within the range described above in order to provide earnings stability in the event of significant interest rate changes.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2009, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accountants have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

BAYLAKE CORP.
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Baylake Corp.
Sturgeon Bay, Wisconsin

We have audited the accompanying consolidated balance sheets of Baylake Corp. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report by Baylake Corp.’s Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baylake Corp. as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in COSO.

/s/ Baker Tilly Virchow Krause, LLP
Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Baylake Corp.
Sturgeon Bay, Wisconsin

We have audited the accompanying consolidated statement of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2007 of Baylake Corp. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance for uncertainty in income taxes and mortgage servicing assets.

Crowe Horwath LLP

Oak Brook, Illinois
March 29, 2008

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	2009	2008
ASSETS
Cash and due from financial institutions	$86,442	$23,085
Federal funds sold	84	397
Securities available for sale	204,834	225,417
Loans held for sale	2,567	368
Loans, net of allowance of $9,600 and $13,561	642,294	715,161
Cash value of life insurance	24,062	23,435
Premises and equipment, net	23,523	24,451
Federal Home Loan Bank stock	6,792	6,792
Foreclosed properties, net	14,995	7,143
Goodwill	6,108	6,108
Deferred income taxes	8,856	13,501
Accrued interest receivable	3,376	3,968
Other assets	20,524	13,087

Total assets	$1,044,457	$1,062,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$81,336	$73,537
Interest-bearing	750,293	776,221
Total deposits	831,629	849,758

Federal Home Loan Bank advances	85,000	85,095
Federal funds purchased and repurchase agreements	21,122	30,174
Subordinated debentures	16,100	16,100
Convertible promissory notes	5,350	—
Accrued expenses and other liabilities	10,658	12,832
Total liabilities	969,859	993,959

Commitments and Contingencies (Note 15)
Common stock, $5 par value, authorized 50,000,000; issued-8,132,552 shares in 2009 and 2008, outstanding-7,911,539 shares in 2009 and 2008.	40,662	40,662
Additional paid-in capital	11,979	11,977
Retained earnings	25,828	21,499
Treasury stock (221,013 shares in 2009 and 2008)	(3,549)	(3,549)
Accumulated other comprehensive loss	(322)	(1,635)
Total stockholders’ equity	74,598	68,954

Total liabilities and stockholders’ equity	$1,044,457	$1,062,913

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2009, 2008, and 2007
(Dollar amounts in thousands, except per share data)

	2009	2008	2007
Interest and dividend income
Loans, including fees	$38,698	$46,304	$60,727
Taxable securities	7,020	8,523	6,495
Tax exempt securities	1,635	2,223	2,128
Federal funds sold and other	115	226	318
Total interest and dividend income	47,468	57,276	69,668
Interest expense
Deposits	15,292	23,861	31,930
Federal funds purchased and repurchase agreements	166	781	884
Federal Home Loan Bank advances and other debt	2,272	2,791	4,850
Subordinated debentures	365	794	1,089
Convertible promissory notes	164	—	—
Total interest expense	18,259	28,227	38,753

Net interest income	29,209	29,049	30,915

Provision for loan losses	6,500	17,961	9,761

Net interest income after provision for loan losses	22,709	11,088	21,154
Non-interest income
Fees from fiduciary activities	634	756	956
Fees from loan servicing	720	720	1,019
Deposits, fees, and charges	5,171	5,673	5,253
Gains from sales of loans	988	325	630
Net decrease in valuation of mortgage servicing rights	(359)	(535)	(595)
Net gains from sale of securities	4,163	765	352
Net gains (losses) from sale and disposal of premises and equipment	2	39	(7)
Net change in cash surrender value of life insurance	627	31	863
Income in equity of UFS subsidiary	462	830	556
Other income	77	653	147
Total non-interest income	12,485	9,257	9,174
Non-interest expenses
Salaries and employee benefits	16,151	16,353	18,662
Occupancy expense	2,452	2,471	2,456
Equipment expense	1,396	1,372	1,517
Data processing and courier	962	1,210	1,299
FDIC insurance expense	2,334	902	504
Operation of other real estate	1,177	4,194	1,134
Provision for impairment of standby letters of credit	20	2,539	—
Other than temporary impairment of securities	—	1,900	—
Loan and collection expense	659	1,185	1,006
Other outside services	703	988	1,104
Other operating expenses	4,124	5,810	5,400
Total non-interest expenses	29,978	38,022	32,578
Income (loss) before provision for income taxes	5,216	(17,677)	(2,250)
Provision for (benefit from) income taxes	887	(7,860)	(2,416)

Net income (loss)	$4,329	$(9,817)	$166

Basic earnings (loss) per common share	$0.55	$(1.24)	$0.02
Diluted earnings (loss) per common share	$0.55	$(1.24)	$0.02

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2009, 2008, and 2007
(Dollar amounts in thousands, except per share data)

						Accumulated Other Comprehensive Income (loss)	Total Equity
			Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Common Stock
	Shares	Amount

Balance, January 1, 2007	7,830,141	$39,611	$10,403	$35,134	$(1,726)	$(1,229)	$82,193

Net income for the year	—	—	—	166	—	—	166
Net changes in unrealized gain on securities available for sale, net of ($723) deferred taxes	—	—	—	—	—	1,314	1,314
Total comprehensive income							1,480
Stock compensation expense recognized, net of $8 deferred taxes	—	—	21	—	—	—	21
Stock options exercised	110,005	551	634	—	—	—	1,185
UFS stock options exercised	—	—	—	(50)	—	—	(50)
Common stock issued under dividend reinvestment plan	78,814	373	723	—	—	—	1,096
Treasury stock repurchases	(129,000)	—	—		(1,823)	—	(1,823)

Tax benefit from exercise of stock options	—	—	94	—	—	—	94
Cumulative effect adjustments

Adjustment for adoption of new accounting guidance for uncertainty in income taxes	—	—	—	980	—	—	980
Adjustment for adoption of new accounting guidance for mortgage servicing assets, net of $74 tax				117			117
Cash dividends declared ($.64 per share)	—	—	—	(5,031)	—	—	(5,031)

Balance, December 31, 2007	7,885,960	40,535	11,875	31,316	(3,549)	85	$80,262

Net loss for the year	—	—	—	(9,817)	—	—	(9,817)
Net changes in unrealized gain on securities available for sale, net of ($1,237) deferred taxes	—	—	—	—	—	(4,092)	(4,092)
Reclassification adjustment for net gains realized in income						(765)	(765)
Reclassification adjustment for other than temporary impairment realized in income						1,900	1,900
Tax effect						1,237	1,237
Total comprehensive loss							(11,537)
Stock compensation expense recognized, net of $8 deferred taxes	—	—	(36)	—	—	—	(36)
Common stock issued under Dividend Reinvestment Plan	25,579	127	138	—	—	—	265

Balance, December 31, 2008	7,911,539	$40,662	$11,977	$21,499	$(3,549)	$(1,635)	$68,954

Net income for the year	—	—	—	4,329	—	—	4,329
Changes in unrealized loss on securities available for sale	—	—	—	—	—	6,359	6,359
Reclassification adjustment for net gains realized in income						(4,163)	(4,163)
Tax effect						(883)	(883)

Total comprehensive loss							5,642
Stock compensation expense recognized, net of deferred tax	—	—	2	—	—	—	2

Balance, December 31, 2009	7,911,539	$40,662	$11,979	$25,828	$(3,549)	$(322)	$74,598

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008, and 2007
(Dollar amounts in thousands)

	2009	2008	2007
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$4,329	$(9,817)	$166
Adjustments to reconcile net income (loss) to net cash provided to operating activities:
Depreciation and amortization	1,391	1,394	1,534
Amortization of debt issuance costs	12	—	—
Amortization of core deposit intangible	52	52	52
Provision for losses on loans	6,500	17,961	9,761
Provision for impairment of letters of credit	20	2,539	—
Other than temporary impairment of securities	—	1,900	—
Net amortization of premium/discount on securities	1,374	(124)	112
Net increase in cash surrender value of life insurance	(627)	(31)	(863)
Net realized gain on sale of securities	(4,163)	(765)	(352)
Net gain on sale of loans	(988)	(325)	(630)
Proceeds from sale of loans held for sale	84,188	24,737	42,976
Origination of loans held for sale	(85,507)	(24,068)	(42,198)
Net decrease in valuation of mortgage servicing rights	359	535	595
Provision for valuation allowance on foreclosed properties	678	3,610	133
Net (gain) loss from sale and disposal of premises and equipment	(2)	(39)	7
Net (gain) loss from disposal of foreclosed properties	(108)	119	232
Provision (benefit) from deferred tax expense	3,760	(5,926)	(2,205)
Stock option compensation expense recognized	2	(44)	21
Income in equity of UFS subsidiary	(462)	(830)	(556)
Tax benefit (expense) from exercise/forfeiture of stock options	—	8	(94)
Prepaid FDIC assessment	(6,658)	—	—
Changes in assets and liabilities:
Accrued interest receivable and other assets	(615)	(1,199)	(454)
Accrued expenses and other liabilities	(2,194)	(2,168)	(1,048)
Net cash provided by operating activities	1,341	7,519	7,189

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	206,529	56,089	34,479
Principal payments on securities available-for-sale	113,714	28,760	26,454
Purchase of securities available-for-sale	(294,675)	(91,759)	(92,816)
Proceeds from sale of foreclosed properties	3,775	2,623	6,160
Proceeds from sale of premises and equipment	14	97	—
Loan originations and payments, net	54,171	6,920	47,447
Additions to premises and equipment	(475)	(639)	(406)
Proceeds from life insurance death benefit		—	2,431
Net change in federal funds sold	313	(397)	—
Investment in bank-owned life insurance	—	—	(732)
Dividend from UFS subsidiary	750	—	—
Net cash provided by investing activities	84,116	1,694	23,017

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2009, 2008, and 2007
(Dollar amounts in thousands)

	2009	2008	2007
Cash flows from financing activities:
Net change in deposits	$(18,129)	$(34,427)	$5,274
Net change in federal funds purchased and repurchase agreements	(9,052)	3,000	22,694
Proceeds from Federal Home Loan Bank advances	20,000	85,000	50,000
Repayments on Federal Home Loan Bank advances	(20,095)	(85,077)	(80,007)
Proceeds from issuance of convertible promissory notes	5,350	—	—
Debit issuance costs	(174)	—	—
Proceeds from exercise of stock options	—	—	1,184
Tax benefit (expense) from exercise/forfeiture of options	—	(8)	94
Treasury stock repurchases	—	—	(1,823)
Dividend reinvestment plan	—	265	1,096
Cash dividends paid	—	(1,262)	(5,022)
Net cash provided by (used in) financing activities	(22,100)	(32,509)	(6,510)

Net change in cash and cash equivalents	63,357	(23,296)	23,696

Beginning cash and cash equivalents	23,085	46,381	22,685

Ending cash and cash equivalents	$86,442	$23,085	$46,381

Supplemental cash flow information:
Interest paid	$15,268	$30,119	$38,511
Income taxes paid	—	47	1,589

Supplemental noncash disclosures:
Transfers from loans to foreclosed properties	$12,196	$8,328	$5,932
Mortgage servicing rights resulting from sale of loans	108	29	116
Transfer of premises to premises held for sale	—	1,357	—

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
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

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc., (UFS) a data processing service. In addition to the ownership interest, UFS and the Company have a common member on each respective Board of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price is $1,000 per share less dividends or distributions to owners, or $843 as of December 31, 2009. The current book value of UFS is approximately $8,168 per share as of December 31, 2009. During 2007, options for 120 shares were exercised by the key employee. The exercise of all or a portion of the remaining options will have the effect of reducing the Company’s share of the future earnings and will not be a material impact to the carrying value of the asset on Baylake Bank’s consolidated balance sheet. Income in equity of UFS recognized by the Company was $462, $830, and $556 for the years ended 2009, 2008, and 2007, respectively. Amounts paid to UFS for data processing services by Baylake Bank were $1,020, $1,196, and $1,210 in 2009, 2008, and 2007, respectively.

Baylake Bank makes commercial, mortgage, and installment loans to customers substantially all of whom are located in Door, Brown, Kewaunee, Manitowoc, Waushara, Outagamie, Green Lake, and Waupaca Counties of Wisconsin. Although Baylake Bank has a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic condition of the local tourism/recreation businesses, as well as the industrial, commercial and agricultural industries.

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

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses and losses deemed other-than-temporarily impaired due to non-credit issues are reported in other comprehensive income, net of tax. Unrealized losses deemed other-than-temporarily impaired due to credit issues are reported in operations. Interest income includes amortization of purchase premium or accretion of purchase discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Declines in the fair value of securities below their cost that are other than temporary due to credit issues are reflected as “Other than temporary impairment of securities” in the statement of operations. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss).

Federal Home Loan Bank (FHLB) stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. Both cash and stock dividends are reported as income.

The Corporation reviewed recent SEC filings for FHLB operating performance, including its SEC Form 10-Q as of September 30, 2009 (and as amended February 16, 2010), as well as its 8-K filed on February 22, 2010 relating to its expected 2009 operating results. Based on the results of the review, no impairment has been recorded on these securities.

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

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable and inherent credit losses. Loan losses are charged against the allowance when management believes the non-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for certain qualitative factors. The entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized separately when they are acquired through sales of loans with servicing retained. For sales of loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the mortgage servicing right based on relative fair values. For sales of loans beginning in 2007, the Company adopted new accounting guidance whereby mortgage servicing rights are initially recorded at fair value with the offsetting effect recorded as a reduction to gain/loss on sale of loans.

Prior to January 1, 2007, all mortgage servicing assets were measured using the amortization method which required servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Additionally, prior to January 1, 2007, mortgage servicing assets were evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment was determined by stratifying the underlying loans being serviced into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment was recognized through a valuation allowance for an individual grouping, to the extent that fair value was less than the carrying amount. If the Company later determined that all or a portion of the impairment no longer existed for a particular grouping, a reduction of the allowance may have been recorded as an increase to income.

Upon adoption of new accounting guidance, the Company elected to measure all classes of mortgage servicing assets at fair value resulting in a cumulative-effect adjustment increasing retained earnings by $117 as of January 1, 2007. Under the fair value measurement method, the Company measures fair value based on market prices for comparable servicing contracts, when available, or alternatively, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Changes in fair value are indicated as net change in valuation of servicing rights on the consolidated statement of operations in the period in which change occurs. The fair values of mortgage servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Loan servicing fee income, which is reported on the consolidated statement of operations as fees from loan servicing, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Loan servicing fees totaled $720, $720 and $1,019 for the years ended December 31, 2009, 2008 and 2007, respectively. Late fees and ancillary fees related to loan servicing are not material.

Mortgage servicing rights are carried in other assets on the consolidated balance sheet and amount to $609 and $860 on loans serviced for others totaling $78,167 and $93,617 at December 31 2009 and 2008, respectively. Capitalized servicing rights totaled $108, $29, and $116 during 2009, 2008, and 2007, respectively. The decrease in fair value of servicing rights recognized in income in 2009, 2008, and 2007 was $359, $535, and $595 respectively.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the net cash surrender value.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
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

Foreclosed Properties: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets.

During 2009, in light of the decline in the trading price of the Company’s common stock relative to the net book value per common share, the Company, with the assistance of a third party valuation firm, determined an estimated cash fair value of the Company’s common stock, consideration was given to the nature and history of the Company, the competitive and economic outlook for the trade area and for the banking industry in general, the book value and financial condition of the Company, the future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1.) net asset value - defined as the net worth of the Company, 2.) market value - defined as the price at which knowledgeable buyers and sellers would agree, and 3.) investment value - defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to the Company’s common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of the Company’s common shares was considered to be in excess of the book value and therefore, management concluded that goodwill was not impaired.

Other intangible assets consist of core deposit intangible assets arising from a branch acquisition. They are initially measured at fair value and then are amortized over their estimated useful lives, determined to be seven years. The balance of the core deposit intangible, which is included in other assets in the consolidated balance sheet, was $48 and $99 at December 31, 2009 and 2008, respectively. Scheduled amortization expense related to the core deposit intangible is $48 for 2010.

Long-Term Assets: Premises and equipment, goodwill, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Management has determined that such assets have not been impaired as of December 31, 2009 and 2008.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with ASC 460-10 are recorded at fair value.

Trust Fee Income: The Company provides trust services to customers and in return charges fees using terms customary in its industry, including charging fees based on the agreed-upon percentages of assets managed or as otherwise specified in the underlying agreements. Income from trust services is recognized when the services are provided as fees from fiduciary activities in the consolidated statement of operations.

Advertising Expense: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2009, 2008, and 2007 were $259, $288, and $291, respectively.

Earnings Per Common Share: Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and convertible promissory notes.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,568 and $1,704 was required to meet regulatory reserve and clearing requirements at December 31, 2009 and 2008. Effective October 1, 2008, these balances began earning interest.

Dividend Reinvestment Plan: The Company administers a dividend reinvestment plan (DRIP), whereby the Company allocates applicable dividends to acquire, on the participant’s behalf, shares of the Company’s common stock. Shares issued in 2009 and 2008 were 0 and 25,579, respectively.

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Subordinated Debentures: As of December 31, 2009, the Company sponsored one trust, of which 100% of the common equity is owned by the Company. The trust has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes. The notes held by the trust are the sole assets of that trust. Distributions on the trust preferred securities of the trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by the trust.

The trust preferred securities are subject to mandatory redemption upon repayment of the notes. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The securities are not subject to a sinking fund requirement. The Company has the right to defer dividend payments to the trust preferred security holders for up to five years.

The trust is a variable interest entity under U.S. GAAP and is not consolidated. The Company’s investment in the common stock of the trust is included in the other assets category in the Company’s consolidated balance sheet.

Convertible Promissory Notes (the “Convertible Notes”): During 2009, the Company issued $5.35 million through a private placement of 10% Convertible Notes. The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 16 for details on the Company’s income taxes.

The Company adopted new accounting guidance for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.

In 2002, the Company purchased Bank Owned Life Insurance (BOLI) in two separate instances. At the time of our purchases, there were uncertainties with respect to the tax treatment of these BOLI products in general that served as a basis for establishing a tax liability. The primary concern revolved around the taxability of the income derived from the separate account BOLI product due to issues surrounding the concept of investor control and other issues that arose in Corporate-Owned-Life Insurance. As of January 1, 2007, the Company conducted a review of that analysis and concluded that no tax liability was required. Consequently, the Company recorded a cumulative effect adjustment of $980 to increase retained earnings and reduce tax liabilities. This adjustment included interest but not penalties.

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. On January 1, 2008, the Company adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon the examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. GAAP.

Reclassifications: Certain items previously reported were reclassified to conform to the current presentation.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2007, the Financial Accounting Standards Board (“FASB”) Accounting Codification Statement (“ASC”) 810-10 Non-controlling Interest in Consolidated Financial Statements – an amendment to ASC 860-10 was issued. ASC 810-10 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. We adopted ASC 810-10 effective January 1, 2009. The adoption of this statement had no effect on our consolidated financial condition, results of operations or liquidity.

In February 2008, the FASB issued ASC 860-10 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. ASC 860-10 requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under ASC 860-10, unless certain criteria are met, in which case the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under ASC 860-10. ASC 860-10 was effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of ASC 860-10 had no effect on our consolidated financial condition, results of operations or liquidity.

In March 2008, the FASB issued ASC 815-10 Disclosures About Derivative Instruments and Hedging Activities – an amendment of ASC 815-10. ASC 815-10 requires entities to provide enhanced qualitative disclosures about objectives and strategies with respect to an entity’s derivative and hedging activities. ASC 815-10 was effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815-10 had no effect on our consolidated financial condition, results of operations or liquidity.

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

In December 2008, the FASB issued ASC 860-10 Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities. ASC 860-10 require enhanced disclosures about the transfers of financial assets and interests in variable interest entities. ASC 860-10 was effective for interim and annual reporting periods ending after December 15, 2008. The adoption of ASC 860-10 had no effect on our consolidated financial condition, results of operations or liquidity.

In April 2009, the FASB issued ASC 320-10 Recognition and Presentation of Other-Than-Temporary Impairments. ASC 320-10 amended the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. ASC 320-10 modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. ASC 320-10 would require management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. ASC 320-10 changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors with only the portion of impairment related to credit losses included in earnings in the current period. The adoption of ASC 320-10 had no effect on our consolidated financial condition, results of operations or liquidity.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, FASB issued ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. ASC 820-10 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under ASC 820-10 Fair Value Measurements. ASC 820-10 was effective for our interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10 had no effect on our consolidated financial condition, results of operations or liquidity.

ASC 825-10 and ASC 270-10, Interim Disclosures about Fair Value of Financial Instruments, require disclosures about fair value of financial instruments in interim periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of ASC 825-10 and ASC 270-10 were effective for the initial interim period ending June 30, 2009. ASC 825-10 and ASC 270-10 amend only the disclosure requirements about fair value of financial instruments in interim periods. The new interim disclosures required by ASC 825-10 and ASC 270-10 are included in the consolidated financial statements.

ASC 855-10 Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855-10 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 became effective for consolidated financial statements for periods ending after June 15, 2009. ASC 855-10 did not have a significant impact on our consolidated financial statements.

In December 2009, The FASB issued ASC 860-10 Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10 amends ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10 also requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period. ASC 860-10 will become effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

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

In June 2009, the FASB issued ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. ASC 105-10 is effective for our financial statements for periods ending after September 15, 2009. ASC 105-10 did not have a significant impact on our consolidated financial statements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION

Accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). None of the Company’s securities available for sale at December 31, 2009 were measured using Level 1 inputs.

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company compares the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

The fair value of foreclosed properties is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information (Level 2 inputs).

The fair value of impaired loans is based on review of comparable collateral in the similar marketplaces and analysis of expected cash flows of the loan in relationship to the agreed terms of the loan. (Level 3 inputs).

Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS

($ in thousands)

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. Treasury securities	$30,000	$—	$30,000	$—
U.S government sponsored agency securities	—	—	—	—
Mortgage backed securities	120,148	—	120,148	—
Obligations of states and political subdivisions	38,820	—	38,820	—
Private placement and corporate bonds	12,536	—	12,536	—
Other Securities	3,330	—	3,330	—
Total securities available for sale	204,834	—	204,834	—
Mortgage servicing rights	609	—	609	—
Forclosed properties	14,995	—	14,995	—
Total	$220,438	$—	$220,438	$—

	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. Treasury securities	$—	$—	$—	$—
U.S government sponsored agency securities	4,605	—	4,605	—
Mortgage backed securities	155,133	—	155,133	—
Obligations of states and political subdivisions	53,647	—	53,647	—
Private placement and corporate bonds	9,353	—	9,353	—
Other Securities	2,679	—	2,679	—
Total securities available for sale	225,417	—	225,417	—
Mortgage servicing rights	860	—	860	—
Forclosed properties	7,143	—	7,143	—
Total	$233,420	$—	$233,420	$—

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS
($ in thousands)

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$8,848	$—	$—	$8,848

	December 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$20,280	$—	$—	$20,280

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of subordinated debt and convertible promissory notes is based on current rates for similar financing. It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is measured based on the present value of expected future cash flows for instruments where the Bank is obligated to fund such commitments.

The accounting guidance for financial instruments requires disclosures of estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of this guidance. Accordingly, the fair value disclosures required by this guidance are only indicative of the value of individual financial instruments as of the dates indicated and should not be considered an indication of the fair value of the Company.

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$86,442	$86,442	$23,085	$23,085
Federal funds sold	84	84	397	397
Securities available for sale	204,834	204,834	225,417	225,417
Loans held for sale	2,567	2,599	368	373
Loans, net	642,294	647,102	715,161	721,569
Federal Home Loan Bank stock	6,792	6,792	6,792	n/a
Accrued interest receivable	3,376	3,376	3,968	3,968

Financial liabilities
Deposits	831,629	833,428	849,758	854,228
Federal funds purchased and repurchase agreements	21,122	21,122	30,174	30,174
Federal Home Loan Bank advances	85,000	86,303	85,095	86,228

Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	5,350	5,350	—	—

Accrued interest payable	1,889	1,889	2,857	2,857

Off balance sheet credit related items Letter of credit	2,978	2,978	2,957	2,957

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 3 - SECURITIES

The fair value of securities available for sale and the related unrealized gains and losses as of December 31, 2009 and 2008 are as follows:

	2009
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury seurities	$30,000	$—	$—
U.S. government sponsored agency securities	—	—	—
Obligations of states and political subdivisions	38,820	853	(75)
Mortgage-backed securities	120,148	1,666	(500)
Private placement and corporate bonds	12,536	—	(2,601)
Other securities	3,330	—	—
	$204,834	$2,519	$(3,176)

	2008
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$—	$—	$—
U.S. government sponsored agency securities	4,605	116	—
Obligations of states and political subdivisions	53,647	724	(931)
Mortgage-backed securities	155,133	3,051	(36)
Private placement and corporate bonds	9,353	—	(5,777)
Other securities	2,679	—	—
	$225,417	$3,891	$(6,744)

Other securities consist of short-term money market mutual funds and equity securities in the Federal Reserve Bank and other nonmarketable equity securities, which are carried at cost.

A summary of sales of securities available for sale during the year ended December 31 is as follows:

	2009	2008	2007

Proceeds	$202,347	$56,089	$34,479
Gross realized gains	4,164	774	353
Gross realized losses	1	9	1

The estimated fair value of securities at December 31, 2009, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$30,000
Due after one year through five years	2,987
Due after five years through ten years	18,653
Due after ten years	29,716
81,356
Other equity securities	3,330
Mortgage-backed securities	120,148
$204,834

Securities pledged to secure public deposits and borrowed funds had a carrying value of $129,517 and $134,029 at December 31, 2009 and 2008, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 3 - SECURITIES (continued)

Securities with unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2009
U.S. Treasury securities	$30,000	$—	$—	$—	$30,000	$—
U.S. government sponsored agency securities	—	—	—	—	—	—
Obligations states and political subdivisions	3,043	(47)	762	(28)	3,805	(75)
Mortgage-backed securities	45,920	(468)	1,141	(32)	47,061	(500)
Private placement and corporate bonds	—	—	12,536	(2,601)	12,536	(2,601)
Total temporarily impaired	$78,963	$(515)	$14,439	$(2,661)	$93,402	$(3,176)

2008
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. government sponsored agency securities	—	—	—	—	—	—
Obligations states and political subdivisions	24,005	(931)	—	—	24,005	(931)
Mortgage-backed securities	16,925	(33)	3,717	(3)	20,642	(36)
Private placement and corporate bonds	7,901	(4,133)	1,452	(1,644)	9,353	(5,777)
Total temporarily impaired	$48,831	$(5,097)	$5,169	$(1,647)	$54,000	$(6,744)

At December 31, 2009, the obligations of states and political subdivisions category with continuous unrealized losses for twelve months or more comprises two securities. The mortgage-backed securities category with continuous unrealized losses for twelve months or more comprises one security, and the private placement and corporate bond category with continuous unrealized losses for twelve months or more comprises four securities.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as separate components of equity, net of tax. If an impairment of a security is identified as other than temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the statement of operations. Losses other than credit will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not the Company will not be required to sell the debt security before its anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

At December 31, 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s stockholders’ equity.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 4 - LOANS

Major classifications of loans as of December 31, 2009 and 2008 are as follows:

	2009	2008

Commercial	$83,674	$110,432
Real estate
Residential	124,830	134,436
Commercial	353,110	381,765
Construction	62,827	69,838
Consumer	11,804	12,876
Municipal loans	16,009	19,858
	652,254	729,205
Less:
Deferred loan origination fees, net of costs	360	483
Allowance for loan losses	9,600	13,561

Net loans	$642,294	$715,161

Loans having a carrying value of $80,236 and $49,948 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2009 and 2008, respectively.

Certain directors and officers of the Company and the Bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the Bank during 2009 and 2008.

A summary of the changes in those loans is as follows:

	For the year ended December 31,
	2009	2008

Balance at beginning of year	$5,523	$4,544
New loans made	2,247	5,185
Repayments received	(2,180)	(4,028)
Reclassification for loans related to former officers and directors	(64)	(178)
Balance at end of year	$5,526	$5,523

Changes in the allowance for loan losses were as follows:

	For the year ended December 31,
	2009	2008	2007
Balance at beginning of year	$13,561	$11,840	$8,058
Provision charged to operations	6,500	17,961	9,761
Recoveries	797	427	479
Loans charged off	(11,258)	(16,667)	(6,458)
Balance at end of year	$9,600	$13,561	$11,840

Information regarding impaired loans is as follows:

	December 31,
	2009	2008

Impaired loans with no allocated allowance for loan loss	$18,648	$17,755
Impaired loans with allocated allowance for loan loss	10,003	26,299
Allowance allocated to impaired loans	1,155	6,019

	For the year ended December 31,

	2009	2008	2007

Average impaired loans during the period	$42,955	$39,492	$34,231
Interest income recognized during impairment	245	213	565
Cash-basis interest income recognized	240	106	505

Nonperforming loans were as follows:

	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$—	$—
Loans restructured in a troubled debt restructuring	2,061	367
Non-accrual loans	26,590	43,687
Total nonperforming loans	$28,651	$44,054

If these loans had been current throughout their terms, interest income for the non-accrual period would have approximated $1,981, $2,887 and $3,971 for the years ended December 31, 2009, 2008, and 2007 respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 5 - PREMISES AND EQUIPMENT

	December 31,
	2009	2008

Land	$5,357	$5,357
Buildings and improvements	24,945	24,836
Equipment	11,998	11,931
	42,300	42,124
Less accumulated depreciation	18,777	17,673

Premises and equipment	$23,523	$24,451

Depreciation expense was $1,391, $1,394, and $1,534 for 2009, 2008, and 2007, respectively.

The Company has a three-year lease to rent space for a branch bank location in a mall in Howard, Wisconsin that was extended in 2007. The Company must also pay its proportional share of costs for common areas at the mall. Rent expense for these facilities for 2009, 2008, and 2007 was $39, $38, and $37, respectively. Future minimum lease payments under the remaining lease agreement that expires in August 2010 is $22.

During 2008 vacant property owned by the Company was sold with realized gains totaling $63. At December 31, 2009, approximately 12 acres of land were held for sale with a cost basis of $1,541.

At year-end 2009, there is still one unit of space under a condominium development arrangement held for sale with a cost basis of $465.

NOTE 6 – FORECLOSED PROPERTIES, NET

Foreclosed properties are summarized as follows:

	For the year ended December 31,
	2009	2008	2007
Beginning balance	$7,143	$5,167	$5,760
Transfer of net realizable value to foreclosed properties	12,196	8,328	5,932
Sale proceeds, net	(3,774)	(2,623)	(6,160)
Net gain (loss) from sale of foreclosed properties	108	(119)	(232)
Provision for foreclosed properties	(678)	(3,610)	(133)
Total foreclosed properties	$14,995	$7,143	$5,167

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	For the year ended December 31,
	2009	2008	2007
Beginning balance	$3,391	$207	$108
Provision charged to operations	678	3,610	133
Amounts related to properties disposed	(1,296)	(426)	(34)

Balance at end of year	$2,773	$3,391	$207

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 7 – MORTGAGE SERVICING RIGHTS

We have obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market. New mortgage servicing rights (MSRs) are recorded when loans are sold in the secondary market. On a quarterly basis MSRs are valued based on available market information. We do not hedge the risk of changes in fair value.

Changes in the carrying value of MSR’s are as followed:

	For the year ended December 31,

	2009	2008

Balance at beginning of period	$860	$1,366
Addition from loans sold with servicing retained	108	29

Changes in valuation	(359)	(535)
Fair value of MSRs at end of period	609	860
Balance of underlying loans being serviced at December 31	$78,167	$93,617

NOTE 8 - DEPOSITS

The following is a summary of deposits by type at December 31:

	2009	2008

Non-interest-bearing demand deposits	$81,336	$73,537
Interest-bearing demand deposits	150,650	129,136
Savings deposits	33,450	30,473
Money market deposits	193,130	206,558
Time deposits $100,000 and greater	159,764	193,928
Other time deposits	213,299	216,126
Total deposits	$831,629	$849,758

Brokered certificates of deposit included above:	$48,940	$113,863

At December 31, 2009, the scheduled maturities of time deposits were as follows:

2010	$273,161
2011	69,324
2012	19,274
2013	11,291
2014	13
$373,063

Deposits from the Company’s directors and officers held by the Bank at December 31, 2009 and 2008 amounted to $3,666 and $4,559, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances at December 31 is as follows:

Year of Maturity	2009	Weighted Average Rate	2008	Weighted Average Rate

2009	$—	—%	$20,000	1.62%
2010	5,000	1.86	—	—
2011	70,000	2.72	65,000	2.85
2012	10,000	2.81	—	—
Total fixed maturity	85,000	2.68%	85,000	2.56%
Advances with amortizing principal	—	—	95	3.64

Total	$85,000	2.68%	$85,095	2.56%

Maximum month-end amounts outstanding were $85,095 and $85,171 at December 31, 2009 and 2008, respectively.

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $44,984 of real estate mortgages, $35,252 of home equity lines, and $78,080 of mortgage-backed and U.S. government sponsored agency securities. A $40 million advance with a rate of 2.055% maturing in 2011 and a $25 million advance maturing in 2011 are fixed rate. A $5 million advance maturing in 2011 is variable priced at three month LIBOR plus 28 basis points, capped at 2.45%. Those advances maturing in 2010 and 2012 are fixed rate.

NOTE 10 - FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

Short-term borrowings consisted of the following at December 31:

	2009	2008
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	21,122	30,174
	$21,122	$30,174

Average amounts outstanding during year	$23,350	$32,750
Maximum month-end amounts outstanding	33,757	45,659
Average interest rates on amounts outstanding at end of year	0.50%	1.18%
Average interest rates on amounts outstanding during year	0.71%	2.38%

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

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

The redemption of these securities were funded through the issuance of $16.1 million of trust preferred securities and $0.5 million of trust common securities issued under the name Baylake Capital Trust II (“Trust II”) that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.60% at December 31, 2009). Trust II’s ability to pay amounts due on the trust-preferred securities is solely dependent upon the Company making payment on the related subordinated debentures to the Trust. The Company’s obligations under the subordinated debentures include a conditional guarantee by the Company of the Trust’s obligations under the trust securities issued by the trust. In addition, under the terms of the Debentures, the Company would be precluded from paying dividends on the Company’s common stock if the Company was in default under the Debentures, if the Company exercised its right to defer payments of interest on the Debentures or if certain related defaults occurred. At December 31, 2009 the Company is current on its interest payments.

NOTE 12 – CONVERTIBLE PROMISSORY NOTES

During the third and fourth quarters of 2009, the Company completed three separate closings of a private placement of 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The Company issued $5.35 million principal amount of the Notes, at par, and received gross proceeds in the same amount.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if conversion has not occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The Company is not obligated to register the common stock issued on the conversion of the Convertible Notes.

The Company incurred debt issuance costs of $0.17 million. These costs are capitalized and amortized to interest expense using the effective interest method over the initial conversion term, which is October 1, 2014. The total amount of Convertible Notes offered is $15.0 million. We anticipate a fourth closing during the first quarter of 2010. Additionally, the offering expires on April 30, 2010.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 13 - CAPITAL MATTERS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2009, regulatory notifications categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Regulatory restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. During 2009 and 2008, no dividends were declared. During 2007, $4.5 million in dividends were declared and $2.3 million in dividends were paid to the Company by the Bank, which was in excess of the Bank’s net income for the year. In order to pay dividends in the future, the Bank will need to seek prior approval from WDFI, as well as the Federal Reserve Board. Future dividends will be subject to improved earnings and the reduction of non-performing loans, among others.

The Company’s and the Bank’s risk-based capital and leverage ratios at December 31, 2009 and 2008 are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total Capital to risk-weighted assets
Consolidated	$92,667	12.18%	$60,882	8.00%	N/A	N/A
Bank	90,321	11.86%	60,940	8.00	$76,175	10.00%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	77,804	10.22%	30,441	4.00	N/A	N/A
Bank	80,798	10.61%	30,470	4.00	45,705	6.00
Tier 1 (Core) Capital to average assets
Consolidated	77,804	7.60%	40,961	4.00	N/A	N/A
Bank	80,798	7.89%	40,978	4.00	51,222	5.00

2008
Total Capital to risk-weighted assets
Consolidated	$80,787	9.72%	$66,471	8.00%	N/A	N/A
Bank	79,566	9.56%	66,524	8.00	$83,155	10.00%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	70,362	8.47%	33,235	4.00	N/A	N/A
Bank	69,132	8.31%	33,262	4.00	49,893	6.00
Tier 1 (Core) Capital to average assets
Consolidated	70,362	6.68%	42,110	4.00	N/A	N/A
Bank	69,132	6.56%	42,161	4.00	52,701	5.00

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include off balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amounts for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with ASC 460-10 are recorded at fair value. The Company does not use forward loan sale commitments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or Notional Amount at December 31,
	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$168,195	$177,487
Standby letters of credit	14,550	16,325

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customers’ creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties. Fixed rate commitments totaled $9,543 and $9,716 at December 31, 2009 and 2008, respectively, with rates ranging from 3.00% to 9.25% in 2009 and 3.33% to 9.25% in 2008.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of customers to a third party. These are primarily issued to support private borrowing arrangements and expire in decreasing amounts through 2017, with a majority expiring by December 31, 2013. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company does not require collateral as support for the commitments. Collateral is secured as commitments are funded.

In 2009, 2008 and 2007, impairment charges of $20, $2,539, and $0 were taken, respectively, on standby letters of credit which were issued by the Company on behalf of customers to accommodate their borrowings with third parties. The provision for impairment charges relates to the establishment of a liability for the Company’s expected losses on outstanding letters of credit. The Company continues to monitor the financial condition of the borrowers on an ongoing basis, and if they continue to deteriorate, may need to provide additional reserves with respect to the off-balance commitment. The balance of the letters of credit totaled $6,831 at December 31, 2009 and 2008. At December 31, 2009 and 2008, the carrying value recorded by the Company as a liability for those guarantees was $2,977 and $2,957, respectively.

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

The Company does not use interest rate contracts (e.g. swaps) or other derivatives to manage interest rate risk and does not have any of these instruments outstanding as of and for the years ended December 31, 2009, 2008, and 2007.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 15 - RETIREMENT PLANS

The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The discretionary employer contributions paid and expensed under all plans totaled $504, $1,103, and $1,184 in 2009, 2008 and 2007, respectively. Certain officers and directors of the Company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $431 in 2009, $(512) in 2008, and $467 in 2007. The aggregate amount of deferred compensation included in other liabilities in the consolidated balance sheets is $3,385 and $3,100 in 2009 and 2008, respectively. The Company has established the Baylake Bank Supplemental Executive Retirement Plan (“Plan”) which is intended to provide certain management and highly compensated employees of the Company who have contributed and are expected to continue to contribute to the Company’s success, deferred compensation in addition to that available under the Company’s other retirement programs. Costs amounting to $305, $(640), and $246 are included in the amounts charged to expense for 2009, 2008, and 2007, respectively. The Company has ceased contributions to the Plan for the foreseeable future.

NOTE 16 - INCOME TAXES

Income tax expense (benefit) consists of the following:

	For the year ended December 31,
	2009	2008	2007
Current income taxes
Federal	$(2,927)	$(1,792)	$(215)
State	54	(142)	4
	(2,873)	(1,934)	(211)
Deferred income taxes
Federal	3,446	(4,254)	(1,636)
State	314	(1,672)	(569)
	3,760	(5,926)	(2,205)
Income tax expense (benefit)	$887	$(7,860)	$(2,416)

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2009	2008	2007
Income tax expense (benefit) based on statutory rate (34%)	$1,773	$(6,010)	$(712)
State income tax expense (benefit) net of federal tax expense (benefit)	243	(1,103)	(427)
Effect of tax-exempt interest income	(744)	(935)	(833)
Life insurance death benefit and earnings	(213)	(11)	(294)
Equity in income of UFS subsidiary	(126)	(80)	(189)
Other	(46)	279	39

Expense (benefit) based on effective tax rates	$887	$(7,860)	$(2,416)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 16 - INCOME TAXES (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets
Allowance for loan losses	$3,764	$5,318
Off-balance sheet credit losses	—	1,160
Deferred loan fees	141	190
Deferred compensation	1,653	1,600
Non accrual loans	216	2,311
Accrued vacation pay	367	362
OREO property valuation	1,087	1,330
Net unrealized loss on securities available for sale	333	1,218
Donations	146	47
Deferred tax credits – AMT	1,485	680
Federal net operating loss carryforwards (NOLs)	1,603	1,100
State net operating loss carryforwards (NOLs)	1,993	1,487
Other than temporary impairment of securities	—	745
Other	83	65
Total deferred tax assets before valuation allowance	12,871	17,613
Valuation allowance	(658)	(659)
Net deferred tax assets after valuation allowance	12,213	16,954
Deferred tax liabilities
Depreciation	1,914	1,927
FHLB stock dividends	791	791
Mortgage loan servicing	22	63
Net unrealized gain on securities available for sale	—	—
Equity in UFS subsidiary	489	524
Prepaid expenditures	117	110
Other	24	38
Total deferred tax liabilities	3,357	3,453
Net deferred tax asset	$8,856	$13,501

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 16 - INCOME TAXES (continued)

The Company has federal net operating loss carryforwards of approximately $4.7 million and $3.2 million and state net operating loss carryforwards of $38.2 million and $28.5 million at December 31, 2009 and December 31, 2008, respectively. The federal net operating loss carryforwards will expire in varying amounts between 2028 and 2029. The state net operating losses expire annually through 2024.

The Company carries a valuation allowance to reduce deferred tax assets related to state net operating loss carryforwards to an amount which the Company believes the benefit will more likely than not be realized. The Company will continue to assess the amount of tax benefits it may realize.

During the fourth quarter of 2008, the Company changed its approach for treating UFS income as a temporary difference instead of a permanent difference. The effect of this change was not material to the Company’s consolidated financial condition and results of operations.

Income tax expense recorded in the consolidated statement of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes. The Company undergoes examination by various regulatory taxing agencies. Such agencies may require that changes in the amount of tax expense be recognized when their interpretations differ from those of management, based on their judgment about information available to them at the time of their examination. Management does not accrued any interest or penalties for unrecognized tax benefits.

A roll-forward of the activity in the Company’s remaining accrual for uncertain tax positions is as follows:

	For the year ended December 31,
	2009	2008
Gross tax liability, beginning of year	$354	$639
Reduction in tax liability due to adoption of ASC 740-10	—	—
Adjusted tax liability, beginning of year	354	639
Current period change in tax benefits	—	—
Reduction in tax liability settlement	—	(108)
Settlement payment	(177)	(177)
Gross tax liability, end of year	$177	$354

The gross tax liability, at December 31, 2009, is related to income earned by our subsidiary located in the state of Nevada. Due to the State of Wisconsin Department of Revenue’s (WDOR) change in position on the taxability of income from Nevada subsidiaries, and based on the Company’s analysis of ASC 740-10, there was an accrued liability of $177 and $354 at December 31, 2009 and 2008, respectively. On November 10, 2008, the Company entered into a settlement agreement with the WDOR related to this issue. The Company anticipates that corresponding tax benefits will be decreased by approximately $177 during 2010 as a result of the WDOR settlement, thus reducing the gross tax liability to zero.

The Company and its subsidiaries are subject to U.S. federal and Wisconsin state income tax. In February 2009, the State of Wisconsin passed legislation that requires tax reporting on a consolidated basis (known as “combined reporting”) effective January 1, 2009. The Company and its subsidiaries file a consolidated federal income tax return, separate Company 2008 Wisconsin income tax returns, and a combined 2009 Wisconsin tax return as appropriate. They are no longer subject to examination by U.S. Federal taxing authorities for years before 2006 and for Wisconsin state income taxes through 2004. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. Included in the $177 referred to above is $52 of interest, net of federal tax benefit.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands except per share data)

NOTE 17 - EARNINGS PER SHARE

Earnings (loss) per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

	For the year ended December 31,
	2009	2008	2007
Basic
Net income (loss)	$4,329	$(9,817)	$166
Weighted average common shares outstanding	7,911,539	7,911,469	7,851,508

Basic earnings (loss) per common share	$0.55	$(1.24)	$0.02

Diluted
Net income (loss)	$4,329	$(9,817)	$166
Weighted average common shares outstanding for basic earnings per share	7,911,539	7,911,469	7,851,508
Add: Dilutive effects of assumed exercises of stock options	—	—	1,271

Add: Dilutive effects of convertible promissory notes	—	—	—
Average shares and dilutive potential common shares	7,911,539	7,911,469	7,852,779

Diluted earnings (loss) per common share	$0.55	$(1.24)	$0.02

Additional common stock option shares that have not been included due to their antidilutive effect	73,628	126,628	166,700
Additional common stock convertible debenture shares that have not been included due to their antidilutive effect	1,070,000	—	—

NOTE 18 - STOCK OPTION PLAN

The Company has a non-qualified stock option plan (“the Plan”) under which certain officers and key salaried employees may purchase shares of the Company’s stock at an established exercise price. Unless earlier terminated, these options will expire ten years from the date of grant. The options vest over a five-year period, becoming exercisable 20% per year, commencing one year from date of grant. Total compensation cost (benefit), net of income tax, that has been charged against income for the plan was $2, $(36), and $21 for 2009, 2008, and 2007, respectively. The total income tax benefit was $0, $(8), and $8 for the respective periods.

There were no stock options granted in 2009, 2008 or 2007.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands except per share data)

NOTE 18 - STOCK OPTION PLAN (continued)

Activity in the stock option plan during 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	126,628	$16.53		$
Granted	—	—	—		—
Exercised	—	—
Forfeited or expired	(53,000)	15.25	—		—
Outstanding at end of year	73,628	$17.40	1.45		$—

Exercisable at end of year	73,628	$17.40	1.45		$—

Fully vested and expected to vest	73,628	$17.40	1.45		$—

Activity in the stock option plan during 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	212,134	$16.60		$
Granted	—	—	—		—
Exercised	—	—	—		—
Forfeited or expired	(85,506)	16.75
Outstanding at end of year	126,628	$16.50	1.42		$—

Exercisable at end of year	124,628	$16.54	1.38		$—

Fully vested and expected to vest	126,628	$16.50	1.42		$—

Activity in the stock option plan during 2007 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	387,325	$15.10	—	$—
Granted	—	—	—	—
Exercised	(110,005)	10.78	—	—
Forfeited or expired	(65,186)	17.48	—	—
Outstanding at end of year	212,134	$16.60	2.80	$—

Exercisable at end of year	203,370	$16.72	2.62	$—

Fully vested and expected to vest	211,886	$16.60	2.80	$—

Information related to the stock option plan during each year follows:

	2009	2008	2007
Intrinsic value of options exercised	$—	$—	$239
Cash received from option exercises	—	—	1,184
Tax benefit realized from option exercises	—	—	94

As of December 31, 2009, there was no unrecognized compensation cost related to nonvested stock options granted under the Plan.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS
December 31

	2009	2008
ASSETS
Cash and cash equivalents	$2,112	$1,208
Receivable from subsidiary	19	28
Deferred income taxes	16	15
Unamortized debt offering costs	162	—

Income tax receivable	49	—
Investment in subsidiaries	93,692	83,826

Total assets	$96,050	$85,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Other payables	$—	$20
Interest Payable	2	3
Debentures	16,100	16,100
Convertible promissory notes	5,350	—
Total liabilities	21,452	16,121

Stockholders’ equity	74,598	68,954

Total liabilities and stockholders’ equity	$96,050	$85,077

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31

	2009	2008	2007
Income
Dividends from subsidiaries	$—	$—	$4,500
Interest income	18	37	87
Total income	18	37	4,587

Expenses
Interest	529	794	1,089
Other	107	116	70
Total expenses	636	910	1,159

Income (loss) before equity in undistributed net income of subsidiaries	(618)	(873)	3,428

Equity in undistributed net income (loss) of subsidiaries (dividends in excess of earnings)	4,705	(9,241)	(3,627)
Income (loss) before income taxes	4,087	(10,114)	(199)
Income tax benefit	(242)	(297)	(365)

Net income (loss)	$4,329	$(9,817)	$166

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (continued)

CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$4,329	$(9,817)	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiary (dividends in excess of earnings)	(4,705)	9,241	3,627
Stock Compensation Expense	2	(44)	21
Amortization of debt issue costs	12	—	—
Net amortization of securities	—	—	(1)
Net change in intercompany receivable	9	2,203	(2,205)
Tax benefit from exercise of stock options	—	8	(94)
Other changes, net	(69)	34	92
Net cash provided by (used in) operating activities	(422)	1,625	1,606

Cash flows from investing activities:
Proceeds from sale of securities	—	—	1,000

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	5,350	—	—
Debt issuance costs	(174)	—	—
Surplus contributed to Bank	(3,850)	—	—

Proceeds from exercise of stock options	—	—	1,184
Tax benefit (expense) from exercise of stock options	—	(8)	94
Treasury stock repurchases	—	—	(1,823)
Dividend reinvestment plan	—	265	1,096
Dividends paid	—	(1,262)	(5,022)
Net cash used in financing activities	1,326	(1,005)	(4,471)

Net change in cash and cash equivalents	904	620	(1,865)

Beginning cash and cash equivalents	1,208	588	2,453

Ending cash and cash equivalents	$2,112	$1,208	$588

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections titled “Proposal No. 1, Election of Directors,” “Information on Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” contained in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled “Director Fees and Benefits”, “Compensation Discussion and Analysis”, “Board of Directors Compensation Committee Report on Management Compensation”, and “Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the section titled “Ownership of Baylake Common” contained in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	63,628	$17.91	—
Equity compensation plans not approved by security holders **	10,000	14.15	—
Total	73,628	$17.40	—

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the section titled “Certain Transactions with Management” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the section titled “Principal Accountant Fees and Services” in the definitive proxy statement for our 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

(a) 3

See Item 15(b) below

(b) Exhibits Required by Item 601 of Regulation S-K

(c) Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.

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

Date: March 15, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas L. Herlache	/s/ Richard A. Braun
Thomas L. Herlache, Director	Richard A. Braun, Director
Director	Co-Chairman of the Board

/s/ Kevin L. LaLuzerne	/s/ Robert W. Agnew
Kevin L. LaLuzerne, Chief Financial Officer	Robert W. Agnew, Director
and Treasurer (Principal Financial and	Co-Chairman of the Board
Accounting Officer)

/s/ Dee Geurts-Bengtson	/s/ Robert J. Cera
Dee Geurts-Bengtson, Director	Robert J. Cera, President and Chief Executive
Officer and Director (Principal Executive
Officer)

/s/ George Delveaux, Jr.	/s/ Roger G. Ferris
George Delveaux, Jr., Director	Roger G. Ferris, Director

/s/ Joseph J. Morgan	/s/ William Parsons
Joseph J. Morgan, Director	William Parsons, Director

/s/ Terrence R. Fulwiler	/s/ Paul Jay Sturm
Terrence R. Fulwiler, Director	Paul Jay Sturm, Director

/s/ Louis J. “Rick” Jeanquart
Louis J. “Rick” Jeanquart, Director

* Each of the above signatures is affixed as of March 15, 2010.

Exhibit No.	Description

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

83

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

21.1	List of Subsidiaries

23.1	Consent of Baker Tilly Virchow Krause, LLP

23.2	Consent of Crowe Horwath, LLP

24.1	Power of Attorney (contained on the Signature Page)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

* Designates compensation plans or agreements

