Form 10-Q
period 2010-03-31
BAYLAKE CORP
filed 2010-05-10
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

Yes ☐ No ☒

Number of outstanding shares of common stock as of May 10, 2010: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2010 (Unaudited) and December 31, 2009
(Dollar amounts in thousands)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from financial institutions	$50,279	$86,442
Federal funds sold	3	84
Cash and cash equivalents	50,282	86,526

Securities available for sale	231,588	204,834
Loans held for sale	450	2,567
Loans, net of allowance of $10,135 and $9,600 at March 31, 2010 and December 31, 2009, respectively	633,153	642,294
Cash value of life insurance	24,145	24,062
Premises and equipment, net	23,527	23,523
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	15,911	14,995
Goodwill	6,108	6,108
Deferred income taxes	7,627	8,856
Accrued interest receivable	4,132	3,376
Other assets	17,575	20,524
Total assets	$1,021,290	$1,044,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$76,495	$81,336
Interest-bearing	736,899	750,293
Total deposits	813,394	831,629

Federal Home Loan Bank advances	75,000	85,000
Federal funds purchased and repurchase agreements	24,663	21,122
Subordinated debentures	16,100	16,100
Convertible promissory notes	6,650	5,350
Accrued expenses and other liabilities	8,448	10,658
Total liabilities	944,255	969,859
Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,132,552 shares at March 31, 2010 and December 31, 2009; Outstanding-7,911,539 shares at March 31, 2010 and December 31, 2009	40,662	40,662
Additional paid-in capital	11,979	11,979
Retained earnings	26,645	25,828
Treasury stock (221,013 shares at March 31, 2010 and December 31, 2009)	(3,549)	(3,549)
Accumulated other comprehensive income (loss)	1,298	(322)
Total stockholders’ equity	77,035	74,598
Total liabilities and stockholders’ equity	$1,021,290	$1,044,457

See accompanying Notes to Unaudited Consolidated Financial Statements.
3

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three month ended March 31, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$9,084	$9,908
Taxable securities	1,864	2,065
Tax exempt securities	367	527
Federal funds sold and other	32	13
Total interest and dividend income	11,347	12,513
Interest expense
Deposits	2,829	4,353
Federal funds purchased and repurchase agreements	29	71
Federal Home Loan Bank advances and other debt	556	538
Subordinated debentures	147	113
Convertible promissory notes	64	—
Total interest expense	3,625	5,075
Net interest income before provision for loan losses	7,722	7,438
Provision for loan losses	1,050	1,200
Net interest income after provision for loan losses	6,672	6,238
Non-interest income
Fees from fiduciary activities	216	126
Fees from loan servicing	157	175
Deposit fees and charges	1,198	1,252
Gains from sales of loans	168	227
Net change in valuation of mortgage servicing rights	6	(73)
Net gains from sale of securities	—	2,762
Net change in cash surrender value of life insurance	83	(38)
Income in equity of UFS subsidiary	161	82
Other income	22	23
Total non-interest income	2,011	4,536
Non-interest expenses
Salaries and employee benefits	4,262	4,184
Occupancy expense	611	669
Equipment expense	326	325
Data processing and courier	225	242
Operation of foreclosed properties	425	92
Provision for impairment of letters of credit	87	—
Other operating expenses	1,783	1,915
Total non-interest expenses	7,719	7,427
Income before provision for income taxes	964	3,347
Provision for income taxes	147	1,065
Net income	$817	$2,282

Basic earnings per share	$0.10	$0.29
Diluted earnings per share	$0.10	$0.29
Dividends declared per share	$—	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.
4

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE
INCOME (LOSS) (Unaudited)
Three months ended March 31, 2010
(Dollar amounts in thousands except for share data)

						Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount

Balance, December 31, 2009	7,911,539	$40,662	$11,979	$25,828	$(3,549)	$(322)	$74,598

Net income for the period	—	—	—	817	—	—	817
Changes in unrealized gain on securities available for sale	—	—	—	—	—	2,801	2,801
Tax effect						(1,181)	(1,181)
Total comprehensive income							2,437

Balance, March 31, 2010	7,911,539	$40,662	$11,979	$26,645	$(3,549)	$1,298	$77,035

See accompanying Notes to Unaudited Consolidated Financial Statements.
5

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2010 and 2009
(Dollar amounts in thousands)

	2010	2009

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$817	$2,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	340
Amortization of core deposit intangible	13	13
Amortization of debt issuance costs	8	—
Provision for losses on loans	1,050	1,200
Decrease in valuation allowance for impairment of letters of credit	(2,929)	—
Net amortization of premium/discount on securities	293	29
Decrease (increase) in cash surrender value of life insurance	(83)	38
Net gain on sale of securities	—	(2,762)
Net gain on sale of loans	(168)	(227)
Proceeds from sale of loans held for sale	13,153	17,852
Origination of loans held for sale	(10,880)	(20,130)
Net change in valuation on mortgage servicing rights	(6)	73
Provision for valuation allowance on foreclosed properties	180	41
Net gain from disposal of foreclosed properties	(17)	(36)
Net gain from disposal of bank premises and equipment	—	(6)
Stock option compensation expense recognized	—	1
Income in equity of UFS subsidiary	(161)	(82)
Income tax refunds	2,415	—
Provision for deferred tax expense	49	538
Changes in assets and liabilities:
Accrued interest receivable and other assets	(66)	1,455
Accrued expenses and other liabilities	719	(591)
Net cash provided by operating activities	4,719	28

Cash flows from investing activities:
Principal payments on securities available-for-sale	39,707	46,377
Proceeds from sale of securities available-for-sale	—	152,666
Purchase of securities available-for-sale	(63,953)	(158,108)
Proceeds from sale of foreclosed properties	314	751
Proceeds from sale of premises and equipment	—	6
Loan originations and payments, net	6,699	7,000
Additions to premises and equipment	(336)	(67)
Net cash provided by (used in) investing activities	$(17,569)	$48,625

See accompanying Notes to Unaudited Consolidated Financial Statements.
6

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2010 and 2009
(Dollar amounts in thousands)

	2010	2009

Cash flows from financing activities:
Net change in deposits	$(18,235)	$(5,041)
Net change in federal funds purchased and repurchase agreements	3,541	(7,871)
Repayments on Federal Home Loan Bank advances	(10,000)	(20,000)
Proceeds from Federal Home Loan Bank advances	—	20,000
Proceeds from issuance of convertible promissory notes	1,300	—
Net cash used in financing activities	(23,394)	(12,912)

Net change in cash and cash equivalents	(36,244)	35,741

Beginning cash and cash equivalents	86,526	23,482
Ending cash and cash equivalents	$50,282	$59,223
Supplemental cash flow information:
Interest paid	$3,597	$4,988
Income tax refund	2,415	—

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	1,392	1,158
Mortgage servicing rights resulting from sale of loans	12	24

See accompanying Notes to Unaudited Consolidated Financial Statements.
7

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1.

The accompanying consolidated financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the consolidated financial position as of March 31, 2010 and the results of operations for the three month periods ending March 31, 2010 and 2009. The consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the entire year. We have evaluated all subsequent events through May 10, 2010, the date the consolidated financial statements were issued.

2.	Use of Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, our management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, provision for letters of credit impairment loss, foreclosed assets, other than temporary impairment of securities, income tax expense, and fair values of financial instruments are particularly subject to change.

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

EARNINGS PER SHARE
(Dollar amounts in thousands, excluding per share data)

	Three months ended March 31,
	2010		2009
(Numerator):
Net income	$817		$2,282
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539		7,911,539
Dilutive effect of stock options	—	(1)	—	(1)
Dilutive effect of convertible promissory notes	—	(2)	—	(2)
Weighted average number of common shares outstanding-diluted	7,911,539		7,911,539

Basic Earnings Per Share	$0.10		$0.29
Diluted Earnings Per Share	$0.10		$0.29

(1) At March 31, 2010, and 2009, there were 49,628 and 73,628 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2) As of March 31, 2010 the Company issued $6.65 million of the Convertible Notes. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The mandatorily convertible principal of the Convertible Notes represents 665,000 shares which are not included in the computation of diluted earnings per share because they are considered anti dilutive. In addition, there are 665,000 shares that are convertible at the discretion of the note holder. These shares have not been included because of their anti dilutive effect, if converted.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

4.	Adoption of New Accounting Standards

In November 2009, the FASB issued ASC 860-10 Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10 which amends ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10 also requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period. ASC 860-10 became effective January 1, 2010 and did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued ASC 810-10, Amendments to ASC 810-10, Consolidation of Variable Interest Entities, to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC 810-10 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASC 810-10 became effective January 1, 2010 and did not have any impact on our consolidated financial statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

5.	Fair Value

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

The fair value of impaired loans is based on review of comparable collateral in the similar marketplaces or an analysis of expected cash flows of the loan in relationship to the contractual terms of the loan (Level 3 inputs).

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

ASSETS MEASURED ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$8,164	$—	$8,164	$—
Mortgage-backed securities	153,008	—	153,008	—
Asset-backed securities	6,694	—	6,694	—
Obligations of states and political subdivisions	46,748	—	46,748	—
Private placement and corporate bonds	13,792	—	13,792	—
Other securities	3,182	—	3,182	—
Total securities available for sale	231,588	—	231,588	—
Mortgage servicing rights	627	—	627	—
Foreclosed properties	15,911	—	15,911	—
Total	$248,126	$—	$248,126	$—

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. Treasury securities	$30,000	$—	$30,000	$—
Mortgage-backed securities	120,148	—	120,148	—
Asset-backed securities	—	—	—	—
Obligations of states and political subdivisions	38,820	—	38,820	—
Private placement and corporate bonds	12,536	—	12,536	—
Other securities	3,330	—	3,330	—
Total securities available for sale	204,834	—	204,834	—
Mortgage servicing rights	609	—	609	—
Foreclosed properties	14,995	—	14,995	—
Total	$220,438	$—	$220,438	$—

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

ASSETS MEASURED ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

	March 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$8,820	$—	$—	$8,820

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$8,848	$—	$—	$8,848

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

	(Dollar amounts in thousands)

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$50,279	$50,279	$86,442	$86,442
Federal funds sold	3	3	84	84
Securities available for sale	231,588	231,588	204,834	204,834
Loans held for sale	450	455	2,567	2,599
Loans, net	633,153	636,611	642,294	647,102
Cash value of life insurance	24,145	24,145	24,062	24,062
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	4,132	4,132	3,376	3,376

Financial liabilities
Deposits	$813,394	$814,558	$831,629	$833,428
Federal funds purchased and repurchase agreements	24,663	24,663	21,122	22,122
Federal Home Loan Bank advances	75,000	75,804	85,000	86,305
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	6,650	6,650	5,350	5,350
Accrued interest payable	8,448	8,448	1,889	1,889

Off balance sheet credit related items
Letters of credit	$48	$48	$2,978	$2,978

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

(e) Cash Value of Life Insurance

The fair value of life insurance approximates the carrying amount, because upon liquidation of these investments, the Company would receive the cash surrender value which equals the carrying amount.

(f) Federal Home Loan Bank Stock

It is not practical to determine the fair value of Federal Home Loan Bank (“FHLB”) Stock due to restrictions placed on its transferability. No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB. Management believes that the recorded value is fair value.

(g) Accrued Interest Receivable

The carrying amounts of accrued interest receivable approximate fair value.

(h) Deposits

The carrying amount of demand deposits (interest bearing and non-interest bearing), savings deposits, and money market deposits approximate fair values. The carrying amount of variable rate time deposits, including certificates of deposit, approximate fair value. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

(i) Federal Funds Purchased and Repurchase Agreements

The carrying amounts of federal funds purchased and repurchase agreements approximate fair value.

(j) Federal Home Loan Bank Advances

The carrying amounts of variable rate FHLB advances approximate fair values. For fixed rate advances, fair value is based on discounted cash flows using current market interest rates.

(k) Subordinated Debentures

The carrying amount of variable rate subordinated debentures approximates fair value.

(l) Convertible promissory notes

The carrying amount of fixed rate convertible promissory notes approximates fair values based on the issuance value.

(m) Accrued Interest Payable

The carrying amounts of accrued interest payable approximate fair value.

(n) Off Balance Sheet Credit Related Items-Letters of Credit

The carrying amount of the off balance sheet letters of credit approximates fair value based on management’s evaluation of the factors affecting the letters of credit.

6.	Equity Investment

Baylake Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc., (“UFS”) a data processing service. In addition to the ownership interest, UFS and the Company have a common member on each respective Board of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price is $1,000 per share less dividends or distributions to owners, or $843 as of March 31, 2010. The current book value of UFS is approximately $8,520 per share as of March 31, 2010. During 2007, options for 120 shares were exercised by the key employee. The exercise of all or a portion of the remaining options will have the effect of reducing the Company’s share of the future earnings but will not result in a material impact to the carrying value of the asset on Baylake Bank’s consolidated balance sheet.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

7.	Allowance For Loan Losses (“ALL”)

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

The ALL consists of specific reserves on certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses on impaired loans from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on our historical loss experience which is updated quarterly. The general reserve of the ALL also includes consideration of certain qualitative factors such as concentrations and changes in portfolio mix and volume..

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

Changes in the ALL were as follows:

ALLOWANCE FOR LOAN LOSSES
(dollar amounts in thousands)

	For the three months ended March 31,
	2010	2009
Balance at beginning of period	$9,600	$13,561
Provision for loan losses	1,050	1,200
Charge-offs	(1,939)	(131)
Recoveries	1,424	50
Balance at end of period	$10,135	$14,680

Net charge-offs (“NCOs”)	$515	$81

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Impaired loans with no allocated ALL	$7,070	$16,587	$9,098	$11,413	$7,737
Impaired loans with allocated ALL	10,285	10,003	31,376	40,188	40,743
ALL allocated to impaired loans	1,465	1,155	6,414	5,588	7,192
Average impaired loans during the quarter	24,770	34,779	46,925	45,689	46,465

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

Non performing loans are as follows (dollar amounts in thousands):

NON PERFORMING LOANS

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Non-accrual loans	$16,969	$23,247	$35,617	$46,523	$46,879
Restructured loans, non-accrual	386	3,343	4,857	5,078	1,601
Total Nonperforming loans (“NPL”)	$17,355	$26,590	$40,474	$51,601	$48,480

Restructured loans, accruing	$9,809	$2,061	$11	$12	$428

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

8.	Promissory Notes

During the third and fourth quarters of 2009 and the first quarter of 2010, the Company completed six separate closings of a private placement of 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company issued $6.65 million principal amount of the Convertible Notes, at par, and received gross proceeds in the same amount.

Subsequent to the date of the consolidated financial statements for the period ended March 31, 2010, the Company completed a final closing of the Convertible Notes. On April 30, 2010 the Company issued $2.8 million principal amount of the Convertible Notes, at par, and received gross proceeds in the same amount. The total amount of the Convertible Notes issued as of the date of this report is $9.45 million. The offering expired on April 30, 2010.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if conversion has not occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The Company is not obligated to register the common stock issued on the conversion of the Convertible Notes.

During 2009 the Company incurred debt issuance costs of $0.17 million. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which is October 1, 2014.

9.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government sponsored agency securities	$8,164	$1	$(18)
Obligations of states and political subdivisions	46,748	1,171	(96)
Mortgage-backed securities	153,008	2,601	(168)
Asset-backed securities	6,694	—	—
Private placement and corporate bonds	13,792	112	(1,459)
Other securities	3,182	—	—
	$231,588	$3,885	$(1,741)

	December 31, 2009
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$30,000	$—	$—
Obligations of states and political subdivisions	38,820	853	(75)
Mortgage-backed securities	120,148	1,666	(500)
Private placement and corporate bonds	12,536	—	(2,601)
Other securities	3,330	—	—
	$204,834	$2,519	$(3,176)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2010
U.S government sponsored agency securities	$5,163	$(18)	$—	$—	$5,163	$(18)

Obligations states and political subdivisions	6,902	(77)	771	(19)	7,673	(96)
Mortgage-backed securities	23,334	(146)	1,037	(22)	24,371	(168)
Asset-backed securities	—	—	—	—	—	—
Private placement and corporate bonds	—	—	10,180	(1,459)	10,180	(1,459)
Total temporarily impaired	$35,399	$(241)	$11,988	$(1,500)	$47,387	$(1,741)

December 31, 2009
U.S. Treasury securities	$30,000	$—	$—	$—	$30,000	$—
Obligations states and political subdivisions	3,043	(47)	762	(28)	3,805	(75)
Mortgage-backed securities	45,920	(468)	1,141	(32)	47,061	(500)
Private placement and corporate bonds	—	—	12,536	(2,601)	12,536	(2,601)
Total temporarily impaired	$78,963	$(515)	$14,439	$(2,661)	$93,402	$(3,176)

At March 31, 2010, the Company held six securities with continuous unrealized losses for twelve months or more. The obligations of states and political subdivisions category comprised two securities, the private placement and corporate bond category comprised three securities, and the mortgage-backed securities category comprised one security.

At December 31, 2009, the Company held seven securities with continuous unrealized losses for twelve months or more. The obligations of states and political subdivisions category comprised one security, the private placement and corporate bond category comprised five securities, and the mortgage-backed securities category comprised one security.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as a separate component of equity, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the statement of operations. Losses other than credit will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not the Company will not be required to sell the debt security before its anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

10.	Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market. Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained. On a quarterly basis MSRs are valued based on a valuation model that calculates the present value of estimated servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income..

Changes in the carrying value of MSR’s are as follows:

	For the Three Months Ended March 31,
	2010	2009

Balance at beginning of period	$609	$860
Addition from loans sold with servicing retained	12	24
Changes in valuation	27	—
Impact of customer payments	(21)	(73)
Fair value of MSRs at end of period	$627	$811

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at March 31, 2010 and December 31, 2009 and our consolidated results of operations for the three months ended March 31, 2010 and 2009. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q.

Critical Accounting Policies

In the course of our normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in our consolidated financial statements. The following is a summary of what management believes are our critical accounting policies.

Allowance for Loan Losses (“ALL”):

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

The ALL consists of specific reserves on impaired loans, general reserves on pools of homogeneous loans and a general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. The reserve component of the ALL on specific loans reflects expected losses based on analyses of impaired loans over a fixed dollar amount. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The reserve component on homogeneous pools of loans is based on our historical loss experience, which is updated quarterly. This component of the ALL also includes consideration of qualitative factors such as concentration changes in portfolio mix and volume and other qualitative factors. The unallocated component represents the portion of the ALL not specifically identified with specific loans or pools of loans.

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change.

To the extent actual results differ from management estimates, an additional PFLL could be required that could adversely affect our earnings or financial position in future periods. In addition, management continues to refine the estimation process. Changes in the estimation process could also result in an additional provision for loan losses being recorded. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off for which a loss is realized.

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

Provision for Impairment of Standby Letters of Credit:

The provision for impairment of standby letters of credit represents management’s estimate of probable incurred losses on off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of impairment, a provision for impairment of standby letters of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. At March 31, 2010, the allowance for impairment of standby letters of credit was $0.05 million.

Income Tax Accounting:

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements at March 31, 2010.

Goodwill:

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. For 2009, consideration of impairment was given due to the market value of our stock. However, based on current market conditions, we hired a firm specialized in rendering valuation opinions for banks and bank holding companies nationwide. In rendering their opinion as to our fair value, they considered our nature and history, the competitive and economic outlook for the trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as our net worth, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was deemed to be in excess of the book value and therefore, no impairment was recognized.

Results of Operations

The following table sets forth our consolidated results of operations and related summary information for the three month periods ended March 31, 2010 and 2009.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Net income, as reported	$817	$2,282
EPS-basic, as reported	$0.10	$0.29
EPS-diluted, as reported	$0.10	$0.29
Cash dividends declared	$—	$—

Return on average assets	0.32%	0.87%
Return on average equity	4.40%	12.98%
Efficiency ratio, as reported (1)	77.31%	77.61%

(1)

Non-interest expense divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $0.8 million for the three months ended March 31, 2010 decreased from net income of $2.3 million for the comparable period in 2009. There were no securities gains reported during the first quarter of 2010 compared to gains of $2.8 million for the comparable period in 2009. Net interest income increased $0.3 million for the quarter ended March 31, 2010 versus the comparable quarter last year, resulting from a $1.5 million decline in interest expense partially offset by a $1.2 million reduction in interest income. Additionally, a PFLL of $1.1 million was charged to earnings for the first quarter of 2010, versus a PFLL of $1.2 million taken during the comparable quarter of 2009.

Net Interest Income:

Net interest income is the largest component of our operating income and represents the difference between interest earned on loans, investments and other interest-earning assets offset by the interest expense attributable to the deposits and borrowings that fund such assets. Interest fluctuations, together with changes in the volume and types of interest-earning assets and interest-bearing liabilities, combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of interest income earned. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Average interest rates on loans were higher during the three-month period ending March 31, 2010 compared to the same period in 2009. The average interest rate on earning assets declined from 5.34% to 5.04% as the Bank’s emphasis was on maintaining adequate liquidity rather than investment returns. Also during the comparable periods, deposit yields declined from 2.24% to 1.53%. Emphasis was placed on deposit pricing strategies and maturing time deposits were repriced at lower yields. In mid December 2008, the Fed Funds target rate was set by the Federal Reserve at 0 basis points (“bps”) from 25 bps and has remained at this level throughout 2009 and the first three months of 2010.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread increased 27 bps to 3.37% for the first quarter of 2010 compared to the same period in 2009, resulting primarily from a 30 bps decrease in the yield on interest-earning assets from 5.34% to 5.04% which was offset by a 57 bps decrease in the cost of interest-bearing liabilities from 2.24% to 1.67%. At December 31, 2009, our balance sheet was slightly liability sensitive (meaning liabilities will reprice more quickly than assets). Therefore, the decline in interest rates resulting from both economic and competitive forces allowed deposits to reprice downward at a faster pace than our loans.

Net interest income on a tax-equivalent basis was $8.0 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in interest received on loans during the first quarter ended March 31, 2010 versus the comparable quarter in 2009 was attributable to a reduction in average loans, which was offset by a comparable decrease in interest expense on funding costs, reflecting the continued decline in interest rates paid on deposit accounts.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the first quarter of 2010 was 3.46%, up 23 bps from 3.23% for the comparable period in 2009.

For the three months ended March 31, 2010, average interest-earning assets decreased $44.0 million (4.5%) from the same period in 2009. Decreases in average loans of $78.0 million (10.8%) and in average tax-exempt securities of $16.0 million (30.0%) were offset in part by a $5.0 million (3.0%) increase in taxable securities and a $45.0 million (228.4%) increase in Federal Funds Sold and interest-bearing deposits due from banks.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
(Dollar amounts in thousands)

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average interest-earning assets:
Loans, net [1,2]	$648,674	$9,146	5.72%	$726,967	$10,000	5.58%
Taxable securities	179,239	1,864	4.16%	174,310	2,065	4.74%
Tax exempt securities [1]	37,643	556	5.91%	53,456	799	5.98%
Federal funds sold and interest bearing deposits due from banks	64,594	32	0.20%	19,667	13	0.03%
Total interest-earning assets	930,150	11,598	5.04%	974,400	12,877	5.34%
Non-interest earning assets	105,979			92,350

Total assets	$1,036,129			$1,066,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average interest-bearing liabilities:
Total interest-bearing deposits	$751,234	$2,829	1.53%	$787,135	4,353	2.24%
Short-term borrowings	12	0	1.67%	1,233	2	0.69%
Customer repurchase agreements	23,247	29	0.50%	27,896	69	1.01%
Federal Home Loan Bank advances	84,111	556	2.68%	85,117	538	2.56%
Subordinated debentures	16,100	64	1.60%	16,100	113	2.85%
Convertible promissory notes	5,555	147	10.48%	—	—	—
Total interest-bearing liabilities	880,259	3,625	1.67%	917,481	5,075	2.24%

Demand deposits	71,831			65,619
Accrued expenses and other liabilities	8,669			12,311
Stockholders’ equity	75,370			71,339

Total liabilities and stockholders’ equity	$1,036,129			$1,066,750

Net Interest Income		$7,973			$7,802
Interest rate spread [3]			3.37%			3.10%
Net interest margin [4]			3.46%			3.23%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented

(2)	The average loan balances and rates include non-accrual loans.

(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Three Months ended March 31, 2010 compared to the Three Months ended March 31, 2009:

	Increase (Decrease) due to(1)
	Volume	Rate	Net
Interest income:
Loans (2)	$(1,110)	$256	$(854)
Taxable securities	39	(240)	(201)
Tax exempt securities (2)	(230)	(13)	(243)
Federal funds sold and interest bearing due from banks	23	(4)	19
Total interest-earning assets	(1,278)	(1)	(1,279)

Interest expense:
Total interest-bearing deposits	(444)	(1,081)	(1,525)
Short term borrowings	(3)	1	(2)
Customer repurchase agreements	(10)	(30)	(40)
FHLB advances	(6)	24	18
Subordinated debentures	—	(49)	(49)
Convertible promissory notes	147	—	147
Total interest-bearing liabilities	(316)	(1,135)	(1,451)

Net interest income	$(962)	$1,134	$172

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a tax equivalent basis using a tax rate of 34% for all periods presented.

The ratio of average interest-earning assets to average total assets was 91.1% and 91.2% for the three months ended March 31, 2010 and 2009, respectively.

Provision for Loan Losses:

The PFLL is the cost of providing an allowance for probable and inherent losses in our loan portfolio. The ALL consists of specific and general reserves. Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined by accounting guidance. Specific reserves relate to loans that are individually classified as impaired. Loans identified as impaired are evaluated for impairment using either the discounted expected cash flows or collateral value less estimated costs to sell and assigned a specific reserve based upon that analysis. The general reserve covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, non-accrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

The PFLL for the quarter ended March 31, 2010 was $1.1 million compared to $1.2 million for the comparable quarter last year. Specific reserves on impaired loans decreased $5.7 million, which was offset by an increase of $1.4 million in our in our general reserves.

Net loan charge-offs for the first three months of 2010 were $0.5 million compared to $0.08 million for the same period in 2009. Net annualized charge-offs to average loans were 0.32% for the first three months of 2010 compared to 0.04% for the same period in 2009. For the three months ended March 31, 2010, non-performing loans decreased by $9.2 million (34.6%) to $17.4 million from $26.6 million at December 31, 2009 and decreased $31.1 million (64.1%) since March 31, 2009. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Our management believes that the ALL at March 31, 2010 and the related PFLL taken for the three months ended March 31, 2010 is appropriate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We continue to monitor non-performing loan relationships and will make additional provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Financial Condition - Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Non-Interest Income:

The following table reflects the various components of non-interest income for the three month periods ended March 31, 2010 and 2009, respectively.

NON-INTEREST INCOME
(Dollar amounts in thousands)

	Three months ended March 31,		% Change
	2010	2009
Fees from fiduciary services	$216	$126	71.4
Fees from loan servicing	157	175	(10.3%)
Service charges on deposit accounts	806	920	(12.4%)
Other fee income	188	187	0.5%
Financial services income	204	145	40.7%
Gains from sales of loans	168	227	(26.0%)
Net change in valuation of mortgage servicing rights	6	(73)	108.2%
Net gains from sale of securities	—	2,762	—
Increase (decrease) in cash surrender value of life insurance	83	(38)	318.4%
Income in equity of UFS subsidiary	161	82	96.3%
Other income	22	23	(4.3%)
Total Non-Interest Income	$2,011	$4,536	(55.7%)

Non-interest income decreased $2.5 million (55.7%) for the three months ended March 31, 2010 versus the comparable period in 2009. This was primarily due to $2.8 million of securities gains realized during the first quarter of 2009 versus no securities gains during the first quarter of 2010. This was partially offset by $.09 million increase in fiduciary services, $.06 million increase in financial services income, and a $.08 million increase in income of our UFS subsidiary.

Non-Interest Expense

The following Table reflects the various components of non-interest expense for the three months ended March 31, 2010 and 2009, respectively.

NON-INTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended March 31,		% Change
	2010	2009
Salaries and employee benefits	$4,262	$4,184	1.9%
Occupancy	611	669	(8.7%)
Equipment	326	325	0.3%
Data processing and courier	225	242	(7.0%)
Operation of foreclosed properties	425	92	362.0%
Business development and advertising	179	177	1.1%
Charitable contributions	27	31	(12.9%)
Stationary and supplies	114	125	(8.8%)
Director fees	82	143	(42.7%)
FDIC insurance premiums	461	393	17.3%
Legal and professional	176	310	(43.2%)
Loan and collection	151	221	(31.7%)
Provision for impairment of letter of credit	87	—	—
Other operating	593	515	15.2%
Total Non-interest Expense	$7,719	$7,427	3.9%

Non-interest expense increased $0.3 million (3.9%) to $7.7 million for the three months ended March 31, 2010 compared to $7.4 million for the same period in 2009. The non-interest expense to average assets ratio was 3.0% for the three months ended March 31, 2010 compared to 2.8% for the same period in 2009.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expense to average assets ratio increased to 2.2% for the three months ended March 31, 2010 compared to 1.1% for the same period in 2009. The efficiency ratio represents total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio improved to 77.3% for the three months ended March 31, 2010 from 77.6% for the comparable period last year.

The decrease in director fees of $0.06 million (42.7%) to $0.08 million for the three month period ended March 31, 2010 compared to the same period in 2009 reflects the voluntary election of the board of directors to reduce their board fees beginning on April 1, 2009 and the elimination of fees payable to the Chairman of the Board as of July 1, 2009. Also effecting the decrease was the conversion of monthly regional board meetings to quarterly.

Legal and professional services expense decreased $0.13 million (43.2%) from the comparable period in 2009. Also, loan and collection expense decreased $0.07 million from $0.22 million at March 31, 2009 to $0.15 million at March 31, 2010. We anticipate that non-performing loans will continue to stabilize and moderate, allowing these expenses to follow a similar trend.

Expenses with the operation of foreclosed properties totaled $0.43 million for the period ending March 31, 2010 compared to $0.09 million for the same period in 2009. The $0.33 million increase reflected an increase in our foreclosed properties from $7.5 million at March 31, 2009 to $15.9 million at March 31, 2010. We intend to continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees.

Salaries and employee benefits represent our largest non-interest expense. We experienced a slight increase of $.08 million in salaries and employee benefits. Offsetting the increase is a reduction in 401K expense. The 5% employer match contribution was eliminated during the second quarter of 2009. Other operating expenses increased $0.24 million to $0.66 million for the period ending March 31, 2010 versus $0.42 million for the comparable period in 2009. The increase was due in part to our need to fill vacant positions during the first quarter of 2010. We anticipate other operating expenses to moderate during the second quarter of 2010.

Included in non-interest expenses are FDIC insurance premiums of $0.46 million for the three months ended March 31, 2010 compared to $0.39 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (“DIF”) of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Baylake Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 bps to 45 bps. On November 12, 2009, the Board of Directors of the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board also voted to adopt a uniform 3 bps increase in assessment rates effective January 1, 2011. We were required to prepay approximately $6.7 million in premiums in December 2009, which premiums are not be taken as a charge against our operations until the prepay period for which they apply.

Income Taxes

Our income tax expense for the three months ended March 31, 2010 was $0.15 million versus $1.1 million for the same period in 2009. The decrease in tax expense is attributable largely to a $2.1 million year-over-year decrease in net income primarily due to a reduction of $2.8 million in gains from sale of securities. We maintain significant net deferred tax assets for deductible temporary tax differences, such as allowance for loan losses, non-accrual loan interest, and foreclosed property valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred tax asset to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At March 31, 2010, we determined no valuation allowance was required to be taken against our deferred tax asset other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
(Dollar amounts in thousands)

	March 31, 2010	December 31, 2009	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$347,524	$353,110	(1.6%)
1-4 family residential
First liens	73,938	73,262	0.9%
Junior liens	13,013	13,041	(0.2%)
Home equity	39,700	38,527	3.0%
Commercial, financial and agricultural	80,160	83,674	(4.2%)
Real estate-construction	66,047	62,827	5.1%
Installment
Credit cards and related plans	1,796	1,867	(3.8%)
Other	9,488	9,937	(4.5%)
Obligations of states and political subdivisions	12,002	16,009	(25.0%)
Less: deferred origination fees, net of costs	(380)	(360)	5.6%
Total	$643,288	$651,894	(1.3%)

Total gross loans at March 31, 2010 decreased $8.6 million (1.3%) from $651.9 million at December 31, 2009 to $643.3 million at March 31, 2010. The decrease is primarily due to reductions in commercial real estate, commercial financial and agricultural loans, and obligations of states and political subdivisions. This is the result of the uncertainty in the economy as we have focused on credit quality in loans we originate.

Risk Management and the Allowance for Loan Losses:

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

On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to specific individual loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan categories; and (iii) general reserves based on qualitative factors such as concentrations, and changes in portfolio mix and volume.

On a regular basis, loan officers review all commercial credit relationships. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that a loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans over a fixed dollar amount that have been deemed impaired are evaluated. In compliance with accounting guidance for impaired loans, the fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific reserve is then allocated to the loans based on this assessment. Specific reserves are reviewed by the Chief Credit Officer (“CCO “) and management familiar with the credits.

The ALL at March 31, 2010 was $10.1 million, compared to $9.6 million at year-end 2009. This level was based on management’s analysis of the loan portfolio at March 31, 2010 as discussed above. As such, a PFLL of $1.1 million was charged to earnings for the three months ended March 31, 2010 compared to a $1.2 million PFLL recorded for the same period ended March 31, 2009. A majority of the net charge-offs of $0.5 million through March 31, 2010 had been included in the ALL at December 31, 2009. The PFLL recorded in 2010 reflects additional risks identified within the loan portfolio during the three months ended March 31, 2010.

During the second quarter of 2009, four related credit relationships with exposure to the construction and real estate development markets totaling $8.4 million experienced varying degrees of cash flow and collateral concerns. Prior to the second quarter of 2009, the relationships had been paying as agreed and did not appear to present any additional credit risk. In a conservative approach, the entire relationship was moved to a non-accrual status during the second quarter of 2009 to allow time for a complete evaluation of the credit. In addition, a $1.8 million specific reserve for this credit was recorded during the second quarter of 2009. During the evaluation in the third quarter of 2009, $3.7 million of the credit relationship was supported with independent cash flows and the customer proved the ability to make payments. Upon completion of negotiations, the $3.7 million was returned to accrual status and the remainder of the relationship remained on non-accrual status. A reduction in the impairment of the credit resulted from the debtor providing collateral to the debt.

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” We continue to use the same methodology of determining historical loss factors for the portfolio of loans to which there are no specific loss allocations. We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular categories, analyzed as a group. As it relates to the historical loss component, we reduced the historical loss lookback period from 16 quarters to an average of 8 and 12 quarters. This was primarily done to enable the model to provide a better reflection of the recent economic times. This resulted in increased allocations that we determined were appropriate. We determine General Reserves – Other by taking into account other factors, such as the concentration of loans in a particular industry or geographic area and adjustments for economic indicators. By nature, our general reserve changes with our fluid lending environment and the overall economic environment in which we lend. As such, we are continually attempting to enhance this portion of the allocation process to reflect anticipated losses in our portfolio driven by these changing factors. During the first quarter of 2009, the general component of the analysis was to specifically identify the inherent risks in the loan portfolio. Expanded economic statistics, specifically unemployment and inflation rates for national, state and local markets are monitored and factored into the allocation to address repayment risk. Further identification and management of portfolio concentration risks, both by loan category and by specific markets was enhanced and is reflected in the general allocation component. In fourth quarter of 2009, the model was further enhanced to include more specific qualitative factors, as mentioned previously, by loan type.

Non-Performing Loans, Potential Problem Loans and Foreclosed Properties

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and loans restructured in a troubled debt restructuring in the current year. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to accounting guidance for troubled debt restructurings.

NON-PERFORMING ASSETS
(Dollar amounts in thousands)

	March 31, 2010		December 31, 2009		March 31, 2009
Nonperforming Assets:
Nonaccrual loans	$16,969		$23,247		$46,879
Nonaccrual loans, restructured	386		3,343		1,601
Accruing loans past due 90 days or more	—		—		—

Total nonperforming loans (“NPLs”)	$17,355		$26,590		$48,480
Other real estate owned	15,911		14,995		7,546

Total nonperforming assets (“NPAs”)	$33,266		$41,585		$56,026
Restructured loans, accruing(1)	$9,809		$2,061		$428

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	4.85	x	0.92	x	44.60	x
NCOs to average loans (annualized)	0.32%		1.50%		0.05%
ALL to total loans	1.58%		1.47%		2.03%
NPLs to total loans	2.70%		4.08%		6.73%
NPAs to total assets	3.26%		3.98%		5.34%
ALL to NPLs	58.40%		36.10%		30.22%

          (1) Restructured loans on accrual status were previously reported as nonperforming loans.

Non-performing loans decreased $9.2 million (34.7%) during the three months ended March 31, 2010 and decreased $31.1 million (64.2%) from March 31, 2009. Included in the $9.2 million decrease are loan charge-offs of $1.5 million, $1.4 million of balances transferred to foreclosed properties, $1.2 million of loans moved to an accrual status by payments being brought current, and loan payments of $9.2 million. This was partially offset by $4.1 million of loan balances being placed on a non-accrual status. Additionally, non-performing assets decreased $8.3 million (20.0%) since year end and $22.8 million (41.0%) since March 31, 2009. As of March 31, 2010 restructured loans on accrual status are $9.8 million compared to $2.0 million and $0.4 million at December 31, 2009 and March 31, 2009, respectively. The non-performing loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

The following table presents an analysis of our past due loans excluding non-accrual loans:

PAST DUE LOANS (EXCLUDING NON-ACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	03/31/10	12/31/09	09/30/09	06/30/09	03/31/09
Total secured by real estate	$6,730	$8,881	$5,922	$6,936	$9,936
Commercial and industrial loans	806	255	862	2,512	3,255
Loans to individuals	65	370	204	104	131
All other loans	134	1	139	143	5
Total	$7,735	$9,507	$7,127	$9,695	$13,327
Percentage of total loans	1.20%	1.46%	1.06%	1.37%	1.85%

As indicated above, loan balances 30 to 89 days past due have decreased by $1.8 million since December 31, 2009 and $5.6 million since March 31, 2009. As the loans continue through the collection process, we anticipate these past due levels will continue to decline.

Information regarding other real estate owned is as follows:

FORECLOSED PROPERTIES
(Dollar amounts in thousands)

	Three months ended March 31, 2010	Twelve months ended December 31, 2009	Three months ended March 31, 2009
Beginning balance	$14,995	$7,143	$7,143
Transfer of loans to foreclosed properties	1,393	12,196	1,158
Sales proceeds, net	(314)	(3,774)	(813)
Net gain from sale of foreclosed properties	17	108	98
Provision for foreclosed properties	(180)	(678)	(40)

Total foreclosed properties	$15,911	$14,995	$7,546

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Three months ended March 31, 2010	Twelve months ended December 31, 2009	Three months ended March 31, 2009
Beginning balance	$2,773	$3,391	$3,391
Provision charged to operations	180	678	40
Allowance recovered on properties disposed	(147)	(1,296)	(53)

Balance at end of period	$2,806	$2,773	$3,378

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At March 31, 2010, the investment portfolio (which comprised investment securities available for sale) increased $26.8 million (13.1%) to $231.6 million compared to $204.8 million at December 31, 2009. At March 31, 2010, the investment portfolio represented 22.7% of total assets compared to 19.6% at December 31, 2009.

We continue to closely monitor corporate trust preferred securities we hold in our investment portfolio included in the private placement and corporate bond totals. Total unrealized losses on these securities are $1.5 million at March 31, 2010, representing 83.8% of the total gross unrealized losses. Based on in-depth analysis of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no declines were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the trust preferred securities and it is more likely than not that we will not be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other than temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income. At March 31, 2010 and December 31, 2009, we did not hold securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Deposits

Total deposits at March 31, 2010 decreased $18.2 million (2.2%) to $813.4 million from $831.6 million at December 31, 2009. Such decrease was a result of a decrease in our time deposits of $18.5 million from $373.0 million at December 31, 2009 to $354.5 million at March 31, 2010 and a $10.3 million decline in demand deposits, partially offset by $10.7 million growth in our savings deposits. Interest-bearing deposits decreased $13.4 million (1.8%) while non interest-bearing deposits decreased $4.8 million (5.9%). During that time period, brokered deposits increased $4.5 million (7.1%) from $58.9 million to $63.4 million.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2010 through competitive pricing of deposit products and through our pre-established branch delivery systems. We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. We also may increase brokered certificates of deposit during the remainder of 2010 as an additional source of funds to support loan growth or other asset and liability needs in the event that core deposit growth goals are not achieved. Under that scenario, we will continue to look at other wholesale sources of funds if the brokered certificate of deposit market were to become illiquid or more costly. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank (“FHLB”) and through the discount window at the Federal Reserve.

Other Funding Sources

Securities under agreements to repurchase at March 31, 2010 increased $3.6 million (17.1%) to $24.7 million from $21.1 million at December 31, 2009. We did not have any federal funds purchased at either March 31, 2010 or December 31, 2009.

FHLB advances were $75.0 million at March 31, 2010 compared to $85.0 million at December 31, 2009. During the quarter, we paid down $10.0 million in FHLB advances. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt

In March 2006, we issued $16.1 million of variable rate, trust preferred securities and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that will adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At March 31, 2010, the interest rate on these securities was 1.63%. For banking regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. As of March 31, 2010 all payments are current.

During the third and fourth quarters of 2009 and the first quarter of 2010, we completed six separate closings of a private placement of 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. We issued $6.65 million principal amount of the Convertible Notes, at par, and received gross proceeds in the same amount.

Subsequent to the date of our consolidated financial statements for the period ended March 31, 2010, we completed a final closing of the Convertible Notes. On April 30, 2010 we issued $2.8 million principal amount of the Convertible Notes, at par, and received gross proceeds in the same amount. The total amount of the Convertible Notes issued as of the date of this report is $9.45 million. The offering expired on April 30, 2010.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if conversion has not occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. We are not obligated to register the common stock issued on the conversion of the Convertible Notes.

Contractual Obligations

We use a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Items disclosed in the 2009 Annual Report on Form 10-K have not materially changed since that Report was filed.

The following table summarizes our significant contractual obligations and commitments at March 31, 2010:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$246,390	$91,730	$16,351	$—	$354,471
Federal funds purchased and repurchase agreements	24,663	—	—	—	24,663
Federal Home Loan Bank advances	45,000	30,000	—	—	75,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes(1)	—	—	—	6,650	6,650
Operating leases	13	—	—	—	13
Total	$316,066	$121,730	$16,351	$22,750	$476,897

(1)

One-half of the Convertible Notes are mandatorily converted to shares of common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off balance Sheet Arrangements

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	March 31, 2010	December 31, 2009
Commitments to fund home equity line loans	$48,503	$46,565
Commitments to fund 1-4 family loans	3,880	2,704
Commitments to fund residential real estate construction loans	987	2,259
Commitments unused on various other lines of credit loans	125,139	116,667
Total commitments to extend credit	$178,509	$168,195

Financial standby letters of credit	$11,500	$14,550

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. Baylake Corp. and Baylake Bank have different liquidity considerations.

Our primary sources of funds are dividends from Baylake Bank, investment income, and net proceeds from borrowings. We may also undertake offerings of junior subordinated obligations and issue our common stock if and when we deem it prudent to do so. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities and convertible notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends by a bank, without the prior written consent of the Wisconsin Department of Financial Institutions - Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders beginning in the first quarter of 2008. In addition, in order to pay dividends in the future, we will need to seek prior approval from WDFI as well as the Federal Reserve. There is no assurance, however, that we would receive such approval if sought.

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

Maturing investments have historically been a primary source of liquidity. For the three months ended March 31, 2010, principal payments totaling $39.7 million were received on investments. However, we purchased $64.0 million in investments in the same period. At March 31, 2010 the investment portfolio contained $153.0 million of mortgage-backed securities issued by U.S. government sponsored agencies, representing 66.1% of the total investment portfolio. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the March 31, 2010 Unaudited Consolidated Statements of Cash Flows, resulted in $18.2 million of cash outflow during the first three months of 2010. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally generated core deposits, are sometimes used. Our reliance on brokered deposits increased $4.5 million to $63.4 million during the three month period ended March 31, 2010, versus $58.9 million at December 31, 2009. If at any point we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain or renew brokered deposits in the future. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $226.8 million, or 33.6% of total loans maturing within one year of March 31, 2010. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at March 31, 2010 are federal funds purchased and securities sold under agreements to repurchase, which totaled $24.7 million compared to $21.1 million at the end of 2009. Federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $75.0 million at March 31, 2010 and $85.0 million at December 31, 2009.

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

Capital Resources

Stockholders’ equity at March 31, 2010 and December 31, 2009 was $77.0 million and $74.6 million, respectively. In total, stockholders’ equity increased $2.4 million (3.2%) during the current three month period. The increase in stockholders’ equity in the first three months of 2010 was primarily related to our net income of $0.8 million and an increase in other comprehensive income of $1.6 million (as a result of an increase in net unrealized gains on available-for-sale securities). The ratio of stockholders’ equity to assets was 7.5% and 7.2% at March 31, 2010 and December 31, 2009, respectively.

No cash dividends were declared during the first three months of 2010 or during all of 2009. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. We continue to monitor the payment of dividends in relationship to our financial position on a quarterly basis and our intention is to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. In order to pay dividends, advance approval from the WDFI as well as the Federal Reserve will need to be obtained.

We regularly review the adequacy of our capital to ensure that sufficient capital is available for our current and future needs and that it is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management.

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

At March 31, 2010, we were categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

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

The following table presents the Company’s and Baylake Bank’s capital ratios as of March 31, 2010 and December 31, 2009:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital (to Risk Weighted Assets)
Company	$93,345	12.63%	$60,388	8.00%	N/A	N/A
Bank	92,404	12.23%	60,425	8.00%	$75,531	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$79,251	10.50%	$30,194	4.00%	N/A	N/A
Bank	82,954	10.98%	30,212	4.00%	$45,319	6.00%
Tier 1 Capital (to Average Assets)
Company	$79,251	7.74%	$40,942	4.00%	N/A	N/A
Bank	82,954	8.10%	40,977	4.00%	$51,221	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Company	$92,667	12.18%	$60,882	8.00%	N/A	N/A
Bank	90,321	11.86%	60,940	8.00%	$76,175	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$77,804	10.22%	$30,441	4.00%	N/A	N/A
Bank	80,798	10.61%	30,470	4.00%	$45,705	6.00%
Tier 1 Capital (to Average Assets)
Company	$77,804	7.60%	$40,961	4.00%	N/A	N/A
Bank	80,798	7.89%	40,978	4.00%	$51,222	5.00%

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

As of March 31, 2010, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2009, as described in our 2009 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at March 31, 2010.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income over One Year Horizon
	At March 31, 2010		At December 31, 2009
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	$31,917	0.1%	$29,388	1.4%
+100 bp	32,415	1.7%	29,453	1.6%
Base	31,887		28,990
-100 bp	31,940	0.2%	29,132	0.5%
-200 bp	31,217	(2.1%)	28,110	(3.0%)

As shown above, at March 31, 2010, the effect of an immediate 200 bp increase in interest rates would have increased our net interest income by $0.03 million or 0.1%. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $0.7 million or 2.1%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

During the first three months of 2010, Baylake Bank lengthened slightly the duration of its liabilities by replacing $5.2 million of maturing brokered certificates of deposit with $5.0 million of brokered certificates of deposit. This effort has contributed to moderation of the liability sensitivity that was present at December 31, 2009.

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

Item 4T. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Risk Factors since that date.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2010 and March 31, 2010, we completed closings for a private placement of 10% Convertible Notes due June 30, 2017 (“Notes”). The Notes were offered and sold primarily to “accredited investors” as defined in Securities Act of 1933 and up to 35 non-accredited investors in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended by Rule 506 promulgated thereunder. At the closings, we issued in aggregate $1.3 million of Notes. The proceeds of this financing will be contributed, in part, as additional capital to Baylake Bank and otherwise used for general corporate purposes.

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

Not applicable

Item 5. Other Information

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

BAYLAKE CORP.

Date:	May 10, 2010	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	May 10, 2010	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

