Form 10-Q
period 2010-06-30
BAYLAKE CORP
filed 2010-08-13
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

Yes ☐ No ☒

Number of outstanding shares of common stock as of August 13, 2010: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2010 (Unaudited) and December 31, 2009
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from financial institutions	$80,057	$86,442
Federal funds sold	—	84
Cash and cash equivalents	80,057	86,526

Securities available for sale	226,416	204,834
Loans held for sale	1,861	2,567
Loans, net of allowance of $11,455 and $9,600 at June 30, 2010 and December 31, 2009, respectively	627,829	642,294
Cash value of life insurance	24,069	24,062
Premises and equipment, net	23,295	23,523
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	15,962	14,995
Goodwill	6,299	6,108
Deferred income taxes	7,839	8,856
Accrued interest receivable	3,999	3,376
Other assets	16,912	20,524

Total assets	$1,041,330	$1,044,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$90,761	$81,336
Interest-bearing	732,050	750,293
Total deposits	822,811	831,629
Federal Home Loan Bank advances	75,000	85,000
Repurchase agreements	31,316	21,122
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	5,350
Accrued expenses and other liabilities	8,497	10,658
Total liabilities	963,174	969,859

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-8,132,552 shares at June 30, 2010 and December 31, 2009; Outstanding-7,911,539 shares at June 30, 2010 and December 31, 2009	40,662	40,662
Additional paid-in capital	11,980	11,979
Retained earnings	27,994	25,828
Treasury stock (221,013 shares at June 30, 2010 and December 31, 2009)	(3,549)	(3,549)
Accumulated other comprehensive income (loss)	1,069	(322)
Total stockholders’ equity	78,156	74,598
Total liabilities and stockholders’ equity	$1,041,330	$1,044,457

See accompanying Notes to Unaudited Consolidated Financial Statements.
3

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and six months ended June 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$8,941	$9,789	$18,025	$19,697
Taxable securities	2,160	1,384	4,024	3,449
Tax exempt securities	370	379	737	907
Federal funds sold	21	27	53	40
Total interest and dividend income	11,492	11,579	22,839	24,093
Interest expense
Deposits	2,490	4,089	5,319	8,441
Repurchase agreements	33	39	62	111
Federal Home Loan Bank advances and other debt	499	580	1,055	1,118
Subordinated debentures	68	106	132	219
Convertible promissory notes	222	—	370	—
Total interest expense	3,312	4,814	6,938	9,889
Net interest income	8,180	6,765	15,901	14,204
Provision for loan losses	1,250	1,200	2,300	2,400
Net interest income after provision for loan losses	6,930	5,565	13,601	11,804
Non-interest income
Fees from fiduciary activities	284	175	500	301
Fees from loan servicing	116	202	273	377
Fees for other services to customers	1,278	1,285	2,478	2,536
Net gains from sales of loans	233	420	401	648
Net change in mortgage servicing rights	32	(114)	38	(187)
Net gains from sale of securities	434	181	434	2,943
Increase (decrease) in cash surrender value of life insurance	(17)	289	66	251
Income in equity of UFS subsidiary	78	143	239	226
Other income	36	12	57	35
Total non-interest income	2,474	2,593	4,486	7,130
Non-interest expenses
Salaries and employee benefits	3,687	3,985	7,949	8,169
Occupancy expense	587	585	1,198	1,254
Equipment expense	348	353	674	679
Data processing and courier	216	236	441	479
Operation of foreclosed properties	518	161	943	253
Other operating expenses	2,132	2,494	4,002	4,408
Total non-interest expenses	7,488	7,814	15,207	15,242
Income before provision for income taxes	1,916	344	2,880	3,692
Provision for (benefit from) income taxes	567	(190)	714	876
Net income	$1,349	$534	$2,166	$2,816
Basic earnings per share	$0.17	$0.07	$0.27	$0.36
Diluted earnings per share	$0.17	$0.07	$0.27	$0.36
Dividends declared per share	$—	$—	$—	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.
4

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS) (Unaudited)
Six months ended June 30, 2010
(Dollar amounts in thousands except for share data)

						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock		Total Equity
	Shares	Amount

Balance, December 31, 2009	7,911,539	$40,662	$11,979	$25,828	$(3,549)	$(322)	$74,598

Net income for the period	—	—	—	2,166	—	—	2,166
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	2,855	2,855

Reclassification adjustment for net gains realized in income						(263)	(263)
Tax effect						(1,201)	(1,201)
Total comprehensive income							1,391
Stock compensation expense			1				1

Balance, June 30, 2010	7,911,539	$40,662	$11,980	$27,994	$(3,549)	$1,069	$78,156

See accompanying Notes to Unaudited Consolidated Financial Statements.
5

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2010 and 2009
(Dollar amounts in thousands)

	2010	2009

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$2,166	$2,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	680	678
Amortization of core deposit intangible	26	26
Amortization of debt issuance costs	23	—
Goodwill on UFS option exercise	191	—
Provision for losses on loans	2,300	2,400
Increase in valuation allowance for impairment of letters of credit	51	12
Net amortization of premium/discount on securities	423	580
Increase in cash surrender value of life insurance	(66)	(251)
Net gain on sale of securities	(434)	(2,943)
Net gain on sale of loans	(401)	(648)
Proceeds from sale of loans held for sale	28,485	50,031
Origination of loans held for sale	(27,410)	(51,401)
Net change in valuation on mortgage servicing rights	(38)	187
Provision for valuation allowance on foreclosed properties	512	185
Net gain from disposal of foreclosed properties	(32)	(231)
Net gain from disposal of bank premises and equipment	—	(3)
Income in equity of UFS subsidiary	(239)	(226)
Stock option compensation expense recognized	1	—
Provision (benefit) for deferred tax expense	(13)	684
Tax expense from exercise/forfeiture of stock options	—	1
Changes in assets and liabilities:
Prepaid FDIC assessment	509	—
Accrued interest receivable and other assets	(142)	1,086
Income tax refunds	2,415	—
Payment to reduce LOC valuation allowance	(2,980)	—
Accrued expenses and other liabilities	770	(289)
Net cash provided by operating activities	6,797	2,694

Cash flows from investing activities:
Principal payments on securities available-for-sale	47,519	90,535
Proceeds from sale of securities available-for-sale	25,450	163,344
Purchase of securities available-for-sale	(92,120)	(214,937)
Proceeds from sale of foreclosed properties	1,002	2,747
Proceeds from sale of premises and equipment	—	6
Loan originations and payments, net	9,716	15,026
Additions to premises and equipment	(452)	(80)
Dividend from UFS Subsidiary	90	—
Proceeds from life insurance death benefit	59	—
Net cash (used in) provided by investing activities	(8,736)	56,641

See accompanying Notes to Unaudited Consolidated Financial Statements.
6

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2010 and 2009
(Dollar amounts in thousands)

	2010	2009
Cash flows from financing activities:
Net change in deposits	$(8,818)	$(14,981)
Net change in federal funds purchased and repurchase agreements	10,194	(6,967)
Repayments on Federal Home Loan Bank advances	(10,000)	(20,095)
Proceeds from Federal Home Loan Bank advances	—	20,000
Debt offering costs paid	(6)	—
Proceeds from issuance of convertible promissory notes	4,100	—
Net cash used in financing activities	(4,530)	(22,043)

Net change in cash and cash equivalents	(6,469)	37,292

Beginning cash and cash equivalents	86,526	23,482
Ending cash and cash equivalents	$80,057	$60,774

Supplemental cash flow information:
Interest paid	$7,353	$10,365
Income taxes paid	711	—

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	2,449	3,238
Mortgage servicing rights resulting from sale of loans with servicing retained	32	84

See accompanying Notes to Unaudited Consolidated Financial Statements.
7

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1.

The accompanying consolidated financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the consolidated financial position as of June 30, 2010 and the results of operations for the six month periods ending June 30, 2010 and 2009. The consolidated results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the entire year. We have evaluated all subsequent events through August 7, 2010, the date the consolidated financial statements were issued.

2.	Use of Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, our management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, foreclosed properties, mortgage servicing rights, income tax expense and fair values of financial instruments are particularly subject to change.

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

EARNINGS PER SHARE
(Dollar amounts in thousands, excluding per share data)

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
(Numerator):
Net income	$1,349		$534		$2,166		$2,816
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539		7,911,539		7,911,539		7,911,539
Dilutive effect of stock options	—	(1)	—	(1)	—	(1)	—	(1)
Dilutive effect of convertible promissory notes	—	(2)			—	(2)
Weighted average number of common shares outstanding-diluted	7,911,539		7,911,539		7,911,539		7,911,539

Basic Earnings Per Share	$0.17		$0.07		$0.27		$0.36
Diluted Earnings Per Share	$0.17		$0.07		$0.27		$0.36

(1) At June 30, 2010 and 2009, there were 49,628 and 73,628 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2)As of June 30, 2010 the Company had $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”) whose offering expired on April 30, 2010. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The mandatorily convertible principal of the Convertible Notes represents 945,000 shares, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive. In addition, there are 945,000 shares that are convertible at the discretion of the note holder. These shares have not been included because of their anti-dilutive effect, if converted.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

4.	Adoption of New Accounting Standards

In November 2009, the FASB issued an amendment to ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10 also requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period. The amendment to ASC 860-10 became effective January 1, 2010 and did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC 810-10, Consolidation of Variable Interest Entities, to change how an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s economic performance. ASC 810-10 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes to risk exposure due to that involvement as well as its affect on the entity’s financial statements. The amendment to ASC 810-10 became effective January 1, 2010 and did not have any impact on our consolidated financial statements.

In July 2010, the FASB issues ASU No. 2010-20, Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and the Allowance For Credit Losses. The objective of this guidance is for an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for doubtful accounts and, the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives disclosures on a disaggregated basis shall be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. The guidance pertaining to disclosures as of the end of a reporting period are effective for us for interim and annual reporting periods on or after December 15, 2010. The guidance pertaining to disclosures about activity that occurs during a reporting period are effective for us for interim and annual reporting periods beginning on or after December 15, 2010. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operations or liquidity.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. These assumptions include servicing costs, expected loan lives, discount rates, and the determination of whether the loan is likely to be refinanced. We compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

The fair value of foreclosed properties is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information (Level 2 inputs).

The fair value of impaired loans is based on a review of comparable collateral in similar marketplaces or an analysis of expected cash flows of the loan in relationship to the contractual terms of the loan (Level 3 inputs).

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

ASSETS MEASURED ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$5,143	$—	$5,143	$—
Mortgage-backed securities	148,670	—	148,670	—
Asset-backed securities	5,649	—	5,649	—
Obligations of states and political subdivisions	50,541	—	50,541	—
Private placement and corporate bonds	13,689	—	13,689	—
Other securities	2,724	—	2,724	—
Total securities available for sale	226,416	—	226,416	—
Mortgage servicing rights	679	—	679	—
Foreclosed properties	15,962	—	15,962	—
Total	$243,057	$—	$243,057	$—

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. Treasury securities	$30,000	$—	$30,000	$—
Mortgage-backed securities	120,148	—	120,148	—
Obligations of states and political subdivisions	38,820	—	38,820	—
Private placement and corporate bonds	12,536	—	12,536	—
Other securities	3,330	—	3,330	—
Total securities available for sale	204,834	—	204,834	—
Mortgage servicing rights	609	—	609	—
Foreclosed properties	14,995	—	14,995	—
Total	$220,438	$—	$220,438	$—

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

ASSETS MEASURED ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$12,450	$—	$—	$12,450

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$8,848	$—	$—	$8,848

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

	(Dollar amounts in thousands)
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$80,057	$80,057	$86,526	$86,526
Securities available for sale	226,416	226,416	204,834	204,834
Loans held for sale	1,861	1,884	2,567	2,599
Loans, net	627,829	632,012	642,294	647,102
Cash value of life insurance	24,069	24,069	24,062	24,062
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	3,999	3,999	3,376	3,376

Financial liabilities
Deposits	$822,811	$824,956	$831,629	$833,428
Repurchase agreements	31,316	31,316	21,122	21,122
Federal Home Loan Bank advances	75,000	75,853	85,000	86,305
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,450	5,350	5,350
Accrued interest payable	1,474	1,474	1,889	1,889

Off -balance sheet credit related items
Letters of credit	$49	$49	$2,978	$2,978

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

(d) Loans, net

For variable-rate loans that reprice frequently, fair values are based on carrying value. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms. Impaired loans are valued at the lower of cost or fair value. Fair value is measured based on the value of the underlying collateral securing those loans less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the valuation process.

(e) Cash Value of Life Insurance

The fair value of life insurance approximates the carrying amount, because upon liquidation of these investments, we would receive the cash surrender value which equals the carrying amount.

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

(h) Deposits

The carrying amount of demand deposits (interest bearing and non-interest bearing), savings deposits, and money market deposits approximate fair value. The carrying amount of variable rate time deposits, including certificates of deposit, approximate fair value. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

(i) Repurchase Agreements

The carrying amount of repurchase agreements approximates fair value.

(j) Federal Home Loan Bank Advances

The carrying amount of variable rate FHLB advances approximates fair value. For fixed rate advances, fair value is based on discounted cash flows using current market interest rates.

(k) Subordinated Debentures

The carrying amount of variable rate subordinated debentures approximates fair value.

(l) Convertible promissory notes

The carrying amount of fixed rate convertible promissory notes approximates fair value based on the issuance value.

(m) Accrued Interest Payable

The carrying amount of accrued interest payable approximates fair value.

(n) Off Balance Sheet Credit Related Items-Letters of Credit

The carrying amount of the off balance sheet letters of credit approximates fair value based on management’s evaluation of the factors affecting the letters of credit.

6.	Equity Investment

Baylake Bank owns a 46.4% interest (500 shares) in United Financial Services, Inc., (“UFS”) a data processing service. In addition to the ownership interest, we have a common Board member with UFS on our respective Boards of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier employment agreement with one of its key employees allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price is $1,000 per share, less dividends or distributions to owners. The current book value of UFS is approximately $8,100 per share as of June 30, 2010. During 2007, options for 120 shares were exercised by the key employee. In May 2010, options for the remaining shares were exercised by the key employee at $1,000 per share less the dividends previously paid to the owners. Upon exercise, 43.24 shares were immediately redeemed and sold back to UFS. The net result was a reduction of 3.4% in our investment in UFS and a recognition of goodwill of $191,000 upon redemption of the shares. There are no remaining options to be exercised. Any future sale of shares by the key employee will have an effect of further reducing our investment in UFS.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

The ALL consists of specific reserves on certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses on impaired loans from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on our historical loss experience which is updated quarterly. The general reserve of the ALL also includes consideration of certain qualitative factors such as concentrations and changes in portfolio mix and volume.

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

Changes in the ALL were as follows (dollar amounts in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the three months ended June 30		For the six months ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$10,135	$14,680	$9,600	$13,561
Provision for loan losses	1,250	1,200	2,300	2,400
Charge-offs	(299)	(3,261)	(2,238)	(3,392)
Recoveries	369	402	1,793	452
Balance at end of period	$11,455	$13,021	$11,455	$13,021

Net recoveries (charge-offs)	$70	$(2,859)	$(445)	$(2,940)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

          Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009

Non performing loans with no allocated ALL	$8,740	$7,070	$16,587	$9,098	$11,413
Non performing loans with allocated ALL	14,970	10,285	10,003	31,376	40,188
ALL allocated to non performing loans	2,520	1,332	1,155	6,414	5,588
Average impaired loans during the quarter	18,618	24,770	34,779	46,925	45,689

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

Nonperforming loans are as follows (dollar amounts in thousands):

NON PERFORMING LOANS

	June 30, 2010	March 31, 2010	December31, 2009	September 30, 2009	June 30, 2009

Nonaccrual Loans	$23,550	$16,969	$23,247	$35,617	$46,523
Loans restructured in a troubled debt restructuring	160	386	3,343	4,857	5,078
Total Nonperforming Loans (“NPL”)	$23,710	$17,355	$26,590	$40,474	$51,601

Restructured loans, accruing	$9,845	$9,809	$2,061	$11	$12

During the three months ended June 30, 2010, a $5.4 million credit relationship was moved to non-accrual status. This relationship is in the hospitality industry and is experiencing cash flow problems.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

8.	Promissory Notes

During the third and fourth quarters of 2009 and the first and second quarters of 2010, the Company completed seven separate closings of a private placement of 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The Company issued $9.45 million principal amount of the Convertible Notes, at par, and received gross proceeds in the same amount. The offering expired on April 30, 2010.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount, along with accrued but unpaid interest, of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The Company is not obligated to register the common stock issued on the conversion of the Convertible Notes.

During 2009 and 2010 the Company incurred debt issuance costs of $0.18 million. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which ends October 1, 2014.

9.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of June, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government sponsored agency securities	$5,143	—	(24)
Obligations of states and political subdivisions	50,541	1,029	(102)
Mortgage-backed securities	148,670	3,400	(435)
Asset-backed securities	5,649	195	(847)
Private placement and corporate bonds	13,689	50	(1,502)
Other securities	2,724	—	—
	$226,416	4,674	(2,910)

	December 31, 2009
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$30,000	$—	$—
Obligations of states and political subdivisions	38,820	853	(75)
Mortgage-backed securities	120,148	1,666	(500)
Private placement and corporate bonds	12,536	—	(2,601)
Other securities	3,330	—	—
	$204,834	$2,519	$(3,176)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2010
U.S government sponsored agency securities	$5,142	$(24)	$—	$—	$5,142	$(24)

Obligations states and political subdivisions	6,634	(77)	765	(25)	7,399	(102)
Mortgage-backed securities	27,325	(414)	951	(21)	28,276	(435)
Asset-backed securities	3,968	(847)	—	—	3,968	(847)
Private placement and corporate bonds	—	—	10,138	(1,502)	10,138	(1,502)
Total temporarily impaired	$43,069	$(1,362)	$11,854	$(1,548)	$54,923	$(2,910)

December 31, 2009
U.S. Treasury securities	$30,000	$—	$—	$—	$30,000	$—
Obligations states and political subdivisions	3,043	(47)	762	(28)	3,805	(75)
Mortgage-backed securities	45,920	(468)	1,141	(32)	47,061	(500)
Private placement and corporate bonds	—	—	12,536	(2,601)	12,536	(2,601)
Total temporarily impaired	$78,963	$(515)	$14,439	$(2,661)	$93,402	$(3,176)

At June 30, 2010, the Company held six securities with continuous unrealized losses for twelve months or more. The obligations of states and political subdivisions category comprised of two securities, the private placement and corporate bond category comprised three securities, and the mortgage-backed securities category comprised one security.

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
June 30, 2010

10.	Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market. Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained. On a quarterly basis, MSRs are valued based on a valuation model that calculates the present value of estimated servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.

Changes in the carrying value of MSRs are as follows:

MORTGAGE SERVICING RIGHTS

	For the three months ended June 30		For the six months ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$627	$811	$609	$860
Additions from loans sold with servicing retained	19	60	32	81
Changes in valuation	68	(44)	95	(44)
Loan payments	(35)	(73)	(57)	(143)
Fair value of MSRs at the end of period	$679	$754	$679	$754

11.	Foreclosed Properties, Net

Foreclosed properties are summarized as follows:

	For the six months ended June 30,
	2010	2009

Beginning balance	$14,995	$7,143
Transfer of net realizable value to foreclosed properties	2,449	3,238
Sale proceeds, net	(1,002)	(2,747)
Net gain from sale of foreclosed properties	32	231
Provision for foreclosed properties	(512)	(185)
Total foreclosed properties	$15,962	$7,680

          Changes in the valuation allowance for losses on foreclosed properties were as follows:

	For the six months ended June 30,
	2010	2009

Beginning balance	$2,773	$3,391
Provision charged to operations	512	185
Amounts related to properties disposed	(332)	(898)
Balance at end of year	$2,953	$2,678

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

12.	Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax estimation presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

We regularly review the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as management’s expectations of future performance.

We are is subject to the income tax laws of the U.S., our states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. On January 1, 2008, we adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon the examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. generally accepted accounting principles.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Changes in the deferred income tax balances were as follows (dollar amount in thousands):

     Deferred taxes – Available for sale securities

	For six months ended June 30,
	2010	2009

Balances at beginning of period	$333	$1,218
Net change during period	(1,030)	829
Balances at end of period	$(697)	$2,047

Deferred taxes – Other than available for sale securities

	For six months ended June 30,
	2010	2009
Balances at beginning of period	$8,523	$12,283
Net change during period	13	(684)
Balances at end of period	$8,536	$11,599

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. is a Wisconsin corporation that is registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our wholly-owned banking subsidiary, Baylake Bank, is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services to its business, retail, and municipal customers, as well as a full range of trust, investment and cash management services. Baylake Bank is a member of the Federal Reserve and the Federal Home Loan Bank of Chicago.

The following sets forth management’s discussion and analysis of our consolidated financial condition at June 30, 2010 and December 31, 2009 and our consolidated results of operations for the three and six months ended June 30, 2010 and 2009. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2009, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the legislation on us and Baylake Bank cannot yet be determined, this legislation is generally perceived as negatively impacting the banking industry. This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business and the business of Baylake Bank.

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

A PFLL is charged to earnings based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. To the extent actual results differ from management estimates, an additional PFLL could be required that could adversely affect our earnings or financial position in future periods. In addition, management continues to refine the estimation process. Changes in the estimation process could also result in an additional provision for loan losses being recorded. Changes may also be required when our estimates are inconsistent with our regulator’s estimates.

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

Provision for Impairment of Standby Letters of Credit:

The provision for impairment of standby letters of credit represents management’s estimate of probable incurred losses on off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of impairment, a provision for impairment of standby letters of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. At June 30, 2010, the allowance for impairment of standby letters of credit was $0.05 million.

Income Tax Accounting:

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to our consolidated results of operations and reported earnings. We believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements at June 30, 2010.

Goodwill:

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. For 2009, consideration of impairment was given due to the market value of our stock. However, we hired a firm specialized in rendering valuation opinions for banks and bank holding companies nationwide. In rendering their opinion as to our fair value, they considered our nature and history, the competitive and economic outlook for the trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as our net worth, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was deemed to be in excess of the book value and therefore, no impairment was recognized.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and six month periods ended June 30, 2010 and 2009.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income, as reported	$1,349	$534	$2,166	$2,816
EPS-basic, as reported	$0.17	$0.07	$0.27	$0.36
EPS-diluted, as reported	$0.17	$0.07	$0.27	$0.36
Cash dividends declared	$—	$—	$—	$—

Return on average assets	0.59%	0.21%	0.42%	0.54%
Return on average equity	7.01%	3.06%	5.72%	8.03%
Efficiency ratio	71.06%	82.62%	74.31%	80.10%

(1)

Non-interest expense divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $1.3 million for the three months ended June 30, 2010 increased from net income of $0.5 million for the comparable period in 2009. Net interest income increased $1.4 million for the quarter ended June 30, 2010 versus the comparable quarter last year resulting from a $1.5 million reduction in interest expense partially offset by a $0.1 million reduction in interest income. A PFLL of $1.2 million was charged to earnings for the second quarter of 2010, which is consistent with the $1.2 million PFLL taken during the comparable quarter of 2009. Non-interest expense declined $0.3 million, which was slightly offset by a $0.1 million decrease in non-interest income in the second quarter of 2010 compared to the similar period in 2009. Refer to the “Net Interest Income,” “Provision for Loan Losses,” “Non-Interest Expense” and “Non-Interest Income” sections below for additional details.

Net Interest Income

Net interest income is the largest component of our operating income and represents the difference between interest earned on loans, investments and other interest-earning assets offset by the interest expense attributable to the deposits and borrowings that fund such assets. Interest rate fluctuations, together with changes in the volume and types of interest-earning assets and interest-bearing liabilities, combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Average interest rates on loans increased while average yields on deposits decreased during the first and second quarters of 2010 compared to the similar periods in 2009. Average yields on interest-earning assets increased to 5.12% during the three month period ended June 30, 2010 compared to 5.01% during the same period in 2009.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread increased 73 bps to 3.58% for the second quarter of 2010 compared to the same period in 2009, resulting primarily from an 11 bps increase in the yield on interest-earning assets from 5.01% to 5.12% and a 62 bps decrease in the cost of interest-bearing liabilities from 2.16% to 1.54%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of additional interest income that would not have been recognized had the floors not existed.

Net interest income on a tax-equivalent basis was $8.4 million for the three months ended June 30, 2010 compared to $7.0 million for the same period in 2009. The increase for the second quarter of 2010 resulted primarily from a decrease in funding costs on liabilities attributable to both a decline in interest rates and a reduction in average interest-bearing liabilities, partially offset by a decrease in interest income on loans, due to a reduction in average loans. Contributing to the improved net interest income was a $9.7 million increase in average non-interest bearing demand deposits, from $65.8 million during the second quarter of 2009 to $75.5 million for the similar period in 2010.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of non-interest bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the second quarter of 2010 was 3.68%, up 71 bps from 2.97% for the comparable period in 2009.

For the three months ended June 30, 2010, average interest-earning assets decreased $29.5 million (3.1%) from the same period in 2009. Decreases in average loans of $67.9 million (9.5%) and in federal funds sold and interest-bearing due from banks of $5.6 million (11.9%) were partially offset by a $44.0 million (29.2%) increase in taxable securities.

Net interest income on a tax-equivalent basis was $16.4 million for the six months ended June 30, 2010 compared to $14.8 million for the same period in 2009. The $1.6 million increase reflected a decrease in funding costs of $3.0 million partially offset by a decrease in interest income of $1.4 million, each reflecting the continued decline in prevailing interest rates. Contributing to the improved net interest income was an $8.0 million increase in average non-interest bearing demand deposits from $65.7 million during the six months ended June 30, 2009 to $73.7 million for the similar period in 2010.

Net interest margin for the six months ending June 30, 2010 was 3.57%, up 47 bps from 3.10% for the comparable period in 2009.

For the six months ended June 30, 2010, average interest-earning assets decreased $36.8 million (3.8%) from the same period in 2009. Decreases in average loans of $73.1 million (10.2%) and in average tax-exempt securities of $7.8 million (17.1%) were offset in part by a $19.5 million (57.7%) increase in federal funds sold and interest-bearing due from banks and a $24.6 million (15.1%) increase in taxable securities.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
(Dollar amounts in thousands)

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning assets:
Loans, net [1,2]	$644,987	$9,011	5.60%	$712,904	$9,872	5.55%
Taxable securities	194,856	2,160	4.43%	150,868	1,384	3.67%
Tax exempt securities [1]	38,084	560	5.89%	38,009	575	6.05%
Federal funds sold and interest bearing due from banks	42,062	21	0.20%	47,723	27	0.23%
Total earning assets	919,989	11,752	5.12%	949,504	11,858	5.01%
Non-interest earning assets	103,815			93,583

Total assets	$1,023,804			$1,043,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$734,533	2,490	1.36%	$770,899	4,089	2.13%
Short-term borrowings	38	—	0.68%	—	—	—
Customer repurchase agreements	27,566	33	0.48%	22,304	39	0.71%
Federal Home Loan Bank advances	75,000	499	2.67%	85,000	580	2.74%
Convertible Promissory Notes	8,542	222	10.44%	—	—	—
Subordinated debentures	16,100	68	1.69%	16,100	106	2.63%
Total interest-bearing liabilities	$861,779	3,312	1.54%	$894,303	4,814	2.16%

Demand deposits	75,504			65,847
Accrued expenses and other liabilities	9,282			12,797
Stockholders’ equity	77,239			70,140

Total liabilities and stockholders’ equity	$1,023,804			$1,043,087

Net Interest Income		$8,440			$7,044
Interest rate spread [3]			3.58%			2.85%
Net interest margin [4]			3.68%			2.97%

[1]	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

[2]	The average loan balances and rates include non-accrual loans.

[3]

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

[4]	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
(Dollar Amounts in thousands)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning assets:
Loans, net [1,2]	$646,820	$18,156	5.66%	$719,896	$19,871	5.57%
Taxable securities	187,091	4,024	4.30%	162,524	3,449	4.24%
Tax exempt securities [1]	37,865	1,116	5.90%	45,690	1,374	6.01%
Federal funds sold and interest bearing due from banks	53,266	53	0.20%	33,773	40	0.24%
Total earning assets	$925,042	23,349	5.08%	961,883	$24,734	5.18%
Non-interest earning assets	104,890			92,972

Total assets	$1,029,932			$1,054,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$742,838	5,319	1.44%	778,971	$8,441	2.19%
Short-term borrowings	25	1	0.92%	613	2	0.69%
Customer repurchase agreements	25,418	61	0.49%	25,084	109	0.87%
Federal Home Loan Bank advances	79,530	1,055	2.68%	85,058	1,118	2.65%
Subordinated debentures	16,100	132	1.63%	16,100	219	2.74%
Convertible Promissory Notes	7,057	370	10.41%	—	—
Total interest-bearing liabilities	$870,968	6,938	1.63%	$905,826	9,889	2.20%

Demand deposits	73,678			65,735
Accrued expenses and other liabilities	8,977			12,557
Stockholders’ equity	76,309			70,737

Total liabilities and stockholders’ equity	$1,029,932			$1,054,855

Net Interest Income		$16,411			$14,845
Interest rate spread [3]			3.45%			2.98%
Net interest margin[4]			3.57%			3.10%

[1]	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

[2]	The average loan balances and rates include non-accrual loans.

[3]

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

[4]	Net interest margin is the annualized effect of the net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Increase (Decrease) due to
	Volume	Rate	Net
Interest income:
Loans	$(964)	$103	$(861)
Taxable securities	463	313	776
Tax exempt securities	1	(16)	(15)
Federal funds sold and interest-bearing due from banks	(3)	(3)	(6)
Total interest earning assets	(503)	397	(106)

Interest expense:
Total interest-bearing deposits	(558)	(1,041)	(1,599)
Short term borrowings	—	—	—
Repurchase agreements	8	(14)	(6)
FHLB advances	(67)	(14)	(81)
Subordinated debentures	—	(38)	(38)
Long term debt	222	—	222
Total interest-bearing liabilities	(395)	(1,107)	(1,502)

Net interest income	$(108)	$1,504	$1,396

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 89.9% and 91.0% for the second quarter of 2010 and 2009, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Increase (Decrease) due to
	Volume	Rate	Net
Interest income:
Loans	$(2,072)	$357	$(1,715)
Taxable securities	496	79	575
Tax exempt securities	(230)	(28)	(258)
Federal funds sold and interest-bearing due from banks	20	(7)	13
Total interest-earning assets	(1,786)	401	(1,385)

Interest expense:
Total interest-bearing deposits	(977)	(2,145)	(3,122)
Short term borrowings	(2)	0	(2)
Repurchase agreements	1	(49)	(48)
FHLB advances	(73)	10	(63)
Subordinated debentures	—	(87)	(87)
Long term debt	370	—	370
Total interest-bearing liabilities	(681)	(2,271)	(2,952)

Net interest income	$(1,105)	$2,672	$1,567

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

The ratio of average interest-earning assets to average total assets was 89.8% and 91.2% for the six months ending June 30, 2010 and 2009, respectively.

Provision for Loan Losses

The ALL consists of specific and general reserves. The PFLL is the cost of providing an allowance for probable and inherent losses in our loan portfolio. Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined by accounting guidance. Specific reserves relate to loans that are individually classified as impaired. Loans identified as impaired are evaluated for impairment using either the discounted expected cash flows or collateral value less estimated costs to sell and assigned a specific reserve based upon that analysis. The general reserve covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, non-accrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

The PFLL for the quarter ended June 30, 2010 was $1.3 million compared to $1.2 million for the second quarter of 2009. New impairments of $0.9 million on loans not previously identified, with associated loan balances of $5.8 million, were recorded during the second quarter of 2010. Of that $5.8 million total, $5.4 million relates to one credit relationship. In addition, a provision of $0.4 million relating to our historical loss component and a net increase in other impairment changes of $0.3 million were recorded during the quarter. This was partially offset by net recoveries of $0.1 million and a net decrease of $0.2 million in general reserves.

Net loan charge-offs for the first six months of 2010 were $0.4 million compared to $2.9 million for the same period in 2009. Net annualized charge-offs to average loans were 0.14% for the first six months of 2010 compared to 0.82% for the same period in 2009. For the six months ended June 30, 2010, non-performing loans decreased by $2.9 million (10.9%) to $23.7 million from $26.6 million at December 31, 2009 and $27.9 million (54.1%) from $51.6 million at June 30, 2009. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans.

Our management believes that the ALL at June 30, 2010 and the related PFLL charged to earnings for the six months ended June 30, 2010 is appropriate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We continue to monitor non-performing loan relationships and will make additional provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Financial Condition - Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Non-Interest Income

The following table reflects the various components of non-interest income for the three and six month periods ended June 30, 2010 and 2009, respectively.

NON-INTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Six months ended
	June 30, 2010	June 30, 2009	% Change	June 30, 2010	June 30, 2009	% Change
Fees from fiduciary services	$284	$175	62.9%	$500	$301	66.2%
Fees from loan servicing	116	202	(42.3%)	273	377	(27.4%)
Service charges on deposit accounts	873	953	(8.4%)	1,681	1,872	(10.2%)
Other fee income	182	182	(0.4%)	370	369	0.3%
Financial services income	223	150	48.3%	427	295	45.0%
Net gains from sales of loans	233	420	(44.7%)	401	648	(38.2%)
Net change in valuation of mortgage servicing rights	32	(114)	(127.7%)	38	(187)	(120.2%)
Net gains from sale of securities	434	181	139.8%	434	2,943	(85.3%)

Increase (decrease) in cash surrender value of life insurance	(17)	289	(105.9%)	66	251	(73.9%)
Income in equity of UFS subsidiary	78	143	(45.8%)	239	226	5.8%
Other income	36	12	204.5%	57	35	60.0%
Total Non Interest Income	$2,474	$2,593	(4.6%)	$4,486	$7,130	(37.1%)

Non-interest income decreased $0.1 million (4.6%) for the three months ended June 30, 2010 versus the comparable period in 2009. This was primarily due to a $0.3 million decrease in cash surrender value of life insurance, a $0.2 million decrease in net gains from sales of loans due to reduced secondary mortgage originations, and a $0.1 million decrease in service charges on deposit accounts, including overdraft charges. The decline was partially offset by a $0.3 million increase in net gains from sale of securities and a $0.1 million increase in fees from fiduciary activities due to increased trust fees and estate business.

Non-interest income decreased $2.6 million (37.1%) for the six months ended June 30, 2010 versus the comparable period in 2009. This was primarily due to $2.9 million of net securities gains realized for the six months ended June 30, 2009 versus $0.4 million in securities gains for the first six months of 2010. Also impacting the decrease was a $0.2 decline in net gain on sale of loans due to reduced secondary mortgage market originations on one-to-four family loans, and a $0.2 million decrease in service charges on deposit accounts. This was partially offset by a $0.2 million increase in fiduciary services income due to increased trust fees and estate business and a $0.2 million increase in mortgage servicing rights valuation primarily due to an increase in mortgage servicing multiples.

Non-Interest Expense

The following table reflects the various components of non-interest expense for the three and six months ended June 30, 2010 and 2009, respectively.

NON-INTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2010	2009		2010	2009
Salaries and employee benefits	$3,687	$3,985	(7.5%)	$7,949	$8,169	(2.7%)
Occupancy	587	585	0.3%	1,198	1,254	(4.4%)
Equipment	348	353	(1.6%)	674	679	(0.7%)
Data processing and courier	216	236	(8.4%)	441	479	(7.7%)
Operation of foreclosed properties	518	164	215.0%	943	256	267.8%
Business development & advertising	152	152	0.3%	331	278	19.2%
Charitable contributions	19	10	96.4%	46	41	12.0%
Stationery and supplies	137	128	7.1%	252	253	(0.6%)
Director fees	103	125	(17.9%)	185	268	(31.1%)
FDIC	780	989	(21.1%)	1,241	1,382	(10.2%)
Legal and professional	169	296	(43.0%)	345	606	(43.1%)
Loan and collection	186	159	17.0%	337	380	(11.2%)
Other operating	586	632	(7.2%)	1,265	1,197	5.7%
Total Non-Interest Expense	$7,488	$7,814	(4.2%)	$15,207	$15,242	(0.2%)

Total non-interest expense decreased $0.3 million for the three months ended June 30, 2010 compared to the same period in 2009. The non-interest expense to average assets ratio was 2.9% for the three months ended June 30, 2010 compared to 3.0% for the same period in 2009.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expense to average assets ratio remained unchanged at 2.0% for the three months ended June 30, 2010 compared to the same period in 2009. The efficiency ratio represents total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio decreased to 71.1% for the three months ended June 30, 2010 from 85.2% for the comparable period last year. This is primarily due to an increase of $1.4 million in tax equivalent net interest income and a $0.3 million reduction in non-interest expense. Partially offsetting the increase was a $0.4 million reduction in non-interest income.

The decrease in salaries and employee benefits of $0.3 million (7.5%) to $3.7 million for the three month period ended June 30, 2010 compared to the same period in 2009 reflects the fact that the number of full-time equivalent employees decreased from 304 as of June 30, 2009 to 298 as of June 30, 2010. Other reasons for the decline include a $0.2 million reduction in employee benefit expense due to reduced FTEs, and a $0.1 million reduction in mortgage commission expense due to reduced mortgage originations. During the second quarter of 2009, $0.3 million of self funding for health insurance was reversed because of excess funding related to the 2008 claims year. This did not recur in 2010.

Expenses related to the operation of foreclosed properties held for sale by the Bank increased $0.3 million to $0.5 million for the three-month period ended June 30, 2010 compared to $0.2 million for the same period in 2009. The increase consists of a $0.2 million increase in write-downs due to the re-evaluations of properties held and a $0.1 million increase in operating expenses to maintain the properties. We intend to continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees.

Included in non-interest expense are FDIC insurance premiums of $0.8 million for the three months ended June 30, 2010 compared to $1.0 million for the same period a year ago. Included in the second quarter of 2009 is a $0.5 million (5 basis point) special assessment imposed by the FDIC to assist in replenishing the Deposit Insurance Fund (“DIF”). FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the DIF of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Baylake Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 bps to 45 bps. On November 12, 2009, the Board of Directors of the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board also voted to adopt a uniform 3 bps increase in assessment rates effective January 1, 2011. We were required to prepay approximately $6.7 million in premiums in December 2009, which premiums will not be taken as a charge against our operations until the period for which they apply.

Legal and professional fees decreased $0.1 million (43.0%) to $0.2 million for the three months ended June 30, 2010 compared to $0.3 million for the three months ended June 30, 2009. This is primarily due to reducing our outsourced legal services in 2010.

Total non-interest expense remained unchanged for the six months ended June 30, 2010 compared to the same period in 2009. The non-interest expense to average assets ratio was 3.0% for the six months ended June 30, 2010 compared to 2.9% for the same period in 2009.

Net overhead expense is total non-interest expense less total non-interest income excluding securities gains. The net overhead expense to average assets ratio increased to 2.2% for the six months ended June 30, 2010 compared to 2.1% for the same period in 2009. The efficiency ratio represents total non-interest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total non-interest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio decreased to 74.3% for the six months ended June 30, 2010 from 80.1% for the comparable period last year. This is primarily due to a $1.4 million increase in tax equivalent net interest income.

The decrease in salaries and employee benefits of $0.2 million (2.7%) to $7.9 million for the six month period ended June 30, 2010 compared to the same period in 2009 reflects the fact that the number of full-time equivalent employees decreased from 304 as of June 30, 2009 to 298 as of June 30, 2010. Other reasons for the decline include a decline of $0.2 million in salary expense reflecting a decline in the number of FTEs, and a reduction in mortgage commission expense of $0.1 million due to a decrease in mortgage originations. Partially offsetting the decline was a $0.1 million increase in employee benefit expense. During the second quarter of 2009, $0.3 million of self funding for health insurance was reversed because of excess funding related to the 2008 claims year. Also, our discretionary year-end contribution to our employees’ 401K was eliminated effective January 1, 2009, and the 5% employer match to the 401K was eliminated effective April 1, 2009, thus reducing 401K expense by $0.2 million when comparing the six-month periods.

Expenses related to the operation of foreclosed properties held for sale by the Bank increased $0.6 million to $0.9 million for the six-month period ended June 30, 2010 compared to $0.3 million for the same period in 2009. The increase consists of a $0.3 million increase in write-downs due to the re-evaluations of properties held and a $0.2 million increase in operating expenses to maintain the properties. We continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees.

Included in non-interest expenses are FDIC insurance premiums of $1.2 million for the six months ended June 30, 2010 compared to $1.4 million for the same period a year ago. Included in 2009 is $0.5 million related to a 5 basis point special assessment imposed by the FDIC in the second quarter of 2009 to assist in replenishing the DIF.

Legal and professional fees decreased $0.3 million (43.1%) to $0.3 million for the six months ended June 30, 2010 compared to $0.6 million for the six months ended June 30, 2009. This is primarily due to reduced outsourcing of legal services in 2010.

Director fees at June 30, 2010 are $0.1 million lower than the six month period ended June 30, 2009. The decrease is due to the elimination of the chairman of the board fees beginning July 1, 2009, the voluntary election of the directors to reduce their board fees beginning April 1, 2009, and a reduction in the number of regional board meetings.

Income Taxes

Income tax expense for the three months ended June 30, 2010 was $0.6 million versus a tax benefit of $0.2 million for the same period in 2009. The increase in tax expense is attributable to a $1.6 million year-over-year increase in pre-tax income primarily attributable to an increase in net interest income.

Income tax expense for the six months ended June 30, 2010 was $0.7 million versus $0.9 million for the same period in 2009. The decrease in tax expense is attributable largely to a $0.8 million year-to-year decrease in pre-tax income primarily due to a reduction of $2.5 million in gains from sale of securities. We maintain significant net deferred tax assets for deductible temporary tax differences, such as allowance for loan losses, non-accrual loan interest, and foreclosed property valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred tax asset to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At June 30, 2010, we determined that no valuation allowance was required to be taken against our deferred tax asset other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$341,368	$353,110	(3.3%)
1-4 family residential
First liens	76,419	73,262	4.3%
Junior liens	11,615	13,041	(10.9%)
Home equity	41,594	38,527	8.0%
Commercial, financial and agricultural	79,048	83,674	(5.5%)
Real estate-construction	62,651	62,827	(0.3%)
Installment
Credit cards and related plans	1,783	1,867	(4.5%)
Other	8,956	9,937	(9.9%)
Obligations of states and political subdivisions	16,211	16,009	1.3%
Less: deferred origination fees, net of costs	(361)	(360)	0.3%
Less: Allowance for loan losses	(11,455)	(9,600)	19.3%
Total	$627,829	$642,294	(2.3%)

Total gross loans at June 30, 2010 decreased $12.6 million (1.9%) from $651.9 million at December 31, 2009 to $639.3 million at June 30, 2010. The decrease is primarily due to reductions in commercial real estate and commercial, financial and agricultural loans. This is the result of the uncertainty in the economy, as we have focused on credit quality in loans we originate.

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

On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan categories; and (iii) general reserves based on qualitative factors such as concentrations, and changes in portfolio mix and volume.

On a regular basis, loan officers review all commercial credit relationships. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that a loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans over a fixed dollar amount that have been deemed impaired are evaluated. In compliance with accounting guidance for impaired loans, the fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated costs to sell. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific reserve is then allocated to the loans based on this assessment. Specific reserves are reviewed by the Chief Credit Officer (“CCO “) and management familiar with the credits.

The ALL at June 30, 2010 was $11.5 million, compared to $9.6 million at year-end 2009. A PFLL of $2.3 million was charged to earnings for the six months ended June 30, 2010 compared to a $2.4 million PFLL recorded for the same period ended June 30, 2009.

During the second quarter of 2010, one credit relationship with exposure to the hospitality industry totaling $5.4 million experienced varying degrees of cash flow concerns. Prior to the second quarter of 2010, the relationship had been paying as agreed and did not appear to present any additional credit risk. A specific impairment of $0.7 million was recorded during the quarter ended June 30, 2010. We continue to monitor the relationship. In the event facts and circumstances change, additional provisions may be necessary.

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” We continue to use the same methodology of determining historical loss factors for the portfolio of loans to which there are no specific loss allocations. We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular categories, analyzed as a group. As it relates to the historical loss component, we reduced the historical loss look back period from 16 quarters to an average of between 8 and 12 quarters during the fourth quarter of 2009. This was primarily done to enable the model to provide a better reflection of the recent economic times. This resulted in increased allocations that we determined were appropriate. We determine General Reserves – Other by taking into account other factors, such as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, non-accrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values. By nature, our general reserve changes with our fluid lending environment and the overall economic environment in which we lend. As such, we are continually attempting to enhance this portion of the allocation process to reflect anticipated losses in our portfolio driven by these changing factors. During the first quarter of 2009, the general component of the analysis was modified to specifically identify the inherent risks in the loan portfolio. Expanded economic statistics, specifically unemployment and inflation rates for national, state and local markets, were factored into the allocation to address repayment risk. Further identification and management of portfolio concentration risks both by loan category and by specific markets were also enhanced and are reflected in the general allocation component. In the fourth quarter of 2009, the model was further enhanced to include more specific qualitative factors, as mentioned previously, by loan type.

Non-Performing Loans, Potential Problem Loans and Foreclosed Properties

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and loans restructured in a troubled debt restructuring in the current year. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest or earlier as deemed appropriate. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to accounting guidance for troubled debt restructurings.

NON-PERFORMING ASSETS
(Dollar amounts in thousands)

	June 30, 2010		March 31, 2010		December 31, 2009		June 30, 2009
Nonperforming Assets:
Nonaccrual loans	$23,550		$16,969		$23,247		$46,523
Nonaccrual loans, restructured	160		386		3,343		5,078
Accruing loans past due 90 days or more	—		—		—		—

Total nonperforming loans (“NPLs”)	23,710		17,355		26,590		51,601
Other real estate owned	15,962		15,911		14,995		7,680

Total nonperforming assets (“NPAs”)	39,672		33,266		41,585		59,281

Restructured loans, accruing(1)	9,845		9,809		2,061		12

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	12.79	x	4.85	x	0.92	x	2.20	x
NCOs to average loans (annualized)	0.14%		0.32%		1.50%		0.82%
ALL to total loans	1.79%		1.58%		1.47%		1.83%
NPLs to total loans	3.71%		2.70%		4.08%		7.27%
NPAs to total assets	3.81%		3.26%		3.98%		5.69%
ALL to NPLs	48.31%		58.40%		36.10%		25.23%

(1)	Restructured loans on accrual status were previously reported as nonperforming loans at December 31, 2009 and June 30, 2009

Non-performing loans increased $6.4 million during the three months ended June 30, 2010. A $5.4 million credit relationship in the hospitality industry moved to non-accrual status, accounting for a majority of the increase.

Non-performing loans decreased $2.9 million (10.8%) during the six months ended June 30, 2010 and decreased $27.9 million (54.1%) from June 30, 2009. The non-performing loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

The following table presents an analysis of our past due loans excluding non-accrual loans:

PAST DUE LOANS (EXCLUDING NON-ACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	06/30/10	03/31/10	12/31/09	09/30/09	06/30/09
Total Secured by Real Estate	$5,474	$6,730	$8,881	$5,922	$6,936
Commercial and industrial loans	476	806	255	862	2,512
Loans to individuals	41	65	370	204	104
All other loans	149	134	1	139	143
Total	$6,140	$7,735	$9,507	$7,127	$9,695
Percentage of total loans	0.96%	1.20%	1.46%	1.06%	1.37%

As indicated above, loan balances 30 to 89 days past due have decreased by $3.4 million since December 31, 2009 and $3.6 million since June 30, 2009. As the loans continue through the collection process, we anticipate these past due levels will continue to decline.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIES
(Dollar amounts in thousands)

	Six months ended June 30, 2010	Twelve months ended December 31, 2009	Six months ended June 30, 2009
Beginning Balance	$14,995	$7,143	$7,143
Transfer of loans to foreclosed properties	2,449	12,196	3,238
Sales proceeds, net	(1,002)	(3,774)	(2,747)
Net gain from sale of foreclosed properties	32	108	231
Provision for foreclosed properties	(512)	(678)	(185)
Total Foreclosed Properties	$15,962	$14,995	$7,680

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Six months ended June 30, 2010	Twelve months ended December 31, 2009	Six months ended June 30, 2009
Beginning balance	$2,773	$3,391	$3,391
Provision charged to operations	512	678	185
Allowance recovered on properties disposed	(333)	(1,296)	(898)
Ending Balance	$2.952	$2,773	$2,678

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At June 30, 2010, the investment portfolio (comprising investment securities available for sale) increased $21.6 million (10.5%) to $226.4 million compared to $204.8 million at December 31, 2009. At June 30, 2010, the investment portfolio represented 21.7% of total assets compared to 19.6% at December 31, 2009.

We continue to closely monitor corporate trust preferred securities we hold in our investment portfolio included in the private placement and corporate bond totals. Total unrealized losses on these securities are $1.5 million at June 30, 2010, representing 51.6% of total gross unrealized securities losses. Based on an in-depth analysis of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no declines were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the trust preferred securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other than temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At June 30, 2010 and December 31, 2009, we did not hold securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Deposits

Total deposits at June 30, 2010 decreased $8.8 million (1.1%) to $822.8 million from $831.6 million at December 31, 2009. Such decrease was a result of a decrease in our time deposits (excluding brokered time deposits) of $22.6 million (7.0%) from $324.1 million at December 31, 2009 to $301.5 million at June 30, 2010 and a $10.8 million (18.3%) decrease in our brokered deposits from $58.9 million at December 31, 2009 to $48.1 million at June 30, 2010, partially offset by an increase of $10.8 million (4.9%) in our demand deposits from $222.0 million at December 31, 2009 to $232.8 million at June 30, 2010 and a $13.8 million (6.1%) increase in our savings deposits from $226.6 million at December 31, 2009 to $240.4 million at June 30, 2010. Total interest-bearing deposits decreased $18.2 million (2.4%) while non-interest bearing deposits increased $9.4 million (11.6%) from December 31, 2009 to June 30, 2010.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2010 through competitive pricing of deposit products and through our existing branch delivery systems. We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. We also may increase brokered certificates of deposit during the remainder of 2010 as an additional source of funds to support loan growth or other asset and liability needs in the event that core deposit growth goals are not achieved. Under that scenario, we will continue to look at other wholesale sources of funds if the brokered certificate of deposit market were to become illiquid or more costly. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank (“FHLB”) and through the discount window at the Federal Reserve.

Other Funding Sources

Securities under agreements to repurchase at June 30, 2010 increased $10.2 million (48.3%) to $31.3 million from $21.1 million at December 31, 2009. We did not have any federal funds purchased at either June 30, 2010 or December 31, 2009.

FHLB advances were $75.0 million at June 30, 2010, compared to $85.0 million at December 31, 2009. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt

In March 2006, we issued $16.1 million of variable rate, trust preferred securities and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At June 30, 2010, the interest rate on these securities was 1.88%. These securities were issued to replace trust-preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. We are current on all payments.

During the third and fourth quarters of 2009 and the first quarter of 2010, we completed six separate closings of a private placement of Convertible Notes. On April 30, 2010, we issued $2.8 million principal amount of the Convertible Notes, at par, and received gross proceeds in the same amount. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of the date of this report is $9.45 million. The offering expired on April 30, 2010.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. We are not obligated to register the common stock issued on the conversion of the Convertible Notes.

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

The following table summarizes our significant contractual obligations and commitments at June 30, 2010:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$218,296	$108,389	$11,602	$—	$338,287
Repurchase agreements	31,316	—	—	—	31,316
Federal Home Loan Bank advances	50,000	25,000	—	—	75,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes(1)	—	—	—	9,450	9,450
Operating leases	3	—	—	—	3
Total	$299,615	$133,389	$11,602	$25,550	$470,156

(1)

One-half of the Convertible Notes are mandatorily converted to shares of common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off balance Sheet Arrangements

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	June 30, 2010	December 31, 2009
Commitments to fund home equity line loans	$48,865	$46,565
Commitments to fund 1-4 family loans	2,379	2,704
Commitments to fund residential real estate construction loans	1,310	2,259
Commitments unused on various other lines of credit loans	125,252	116,667
Total commitments to extend credit	$177,806	$168,195
Financial standby letters of credit	$11,598	$14,550

Liquidity

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. Baylake Corp. and Baylake Bank have different liquidity considerations.

Our primary sources of funds are dividends from Baylake Bank, investment income, and net proceeds from borrowings. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities and convertible notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions - Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders beginning in the first quarter of 2008. In addition, in order to pay dividends in the future, we will need to seek prior approval from WDFI as well as the Federal Reserve Board. There is no assurance that we would receive such approval if sought.

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

Maturing investments have historically been a primary source of liquidity. For the six months ended June 30, 2010, principal payments totaling $47.5 million were received on investments. However, we purchased $92.1 million in investments in the same period. At June 30, 2010 the investment portfolio contained $101.9 million of mortgage-backed securities issued by U.S. government sponsored agencies, representing 45.0% of the total investment portfolio. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the June 30, 2010 Unaudited Consolidated Statements of Cash Flows, resulted in $8.8 million of cash outflow during the first six months of 2010. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $10.8 million to $48.1 million during the six month period at June 30, 2010, versus $58.9 million at December 31, 2009. During the second quarter of 2010, we chose not to renew $13.0 million of brokered CDs that were maturing primarily because of our highly liquid position. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits in the future. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $263.6 million, or 41.2% of total loans, maturing within one year of June 30, 2010. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at June 30, 2010, securities sold under agreements to repurchase totaled $31.3 million compared to $21.1 million at the end of 2009. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $75.0 million at June 30, 2010 and $85.0 million at December 31, 2009.

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

Capital Resources

Stockholders’ equity at June 30, 2010 and December 31, 2009 was $78.2 million and $74.6 million, respectively, reflecting an increase of $3.6 million (4.8%) during the first six months of 2010. The increase in stockholders’ equity in the first half of 2010 was primarily related to our net income of $2.2 million and an increase in comprehensive income of $1.4 million (as a result of an increase in unrealized gains on available-for-sale securities). The ratio of stockholders’ equity to assets was 7.5% and 7.1% at June 30, 2010 and December 31, 2009, respectively.

No cash dividends were declared during the first six months of 2010 or during all of 2009. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. We continue to monitor the payment of dividends in relationship to our financial position on a quarterly basis and our intention is to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance.. In order to pay dividends, advance approval from the WDFI as well as the Federal Reserve Board will need to be obtained. There is no assurance that we would receive such approval if sought.

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

At June 30, 2010, we were in excess of the minimum capital ratios established for “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

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

The following tables present our and our subsidiary’s capital ratios as of June 30, 2010 and December 31, 2009:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2010
Total Capital (to Risk Weighted Assets)
Company	$99,512	13.29%	$59,887	8.00%	$	N/A	N/A
Bank	96,484	12.88%	59,922	8.00%		77,902	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$80,678	10.78%	$29,944	4.00%	$	N/A	N/A
Bank	87,096	11.63%	29,961	4.00%		44,941	6.00%
Tier 1 Capital (to Average Assets)
Company	$80,678	7.98%	$40,452	4.00%	$	N/A	N/A
Bank	87,096	8.61%	40,484	4.00%		50,605	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Company	$92,667	12.18%	$60,882	8.00%	N/A	N/A
Bank	90,321	11.86%	60,940	8.00%	$76,175	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$77,804	10.22%	$30,441	4.00%	N/A	N/A
Bank	80,798	10.61%	30,470	4.00%	$45,705	6.00%
Tier 1 Capital (to Average Assets)
Company	$77,804	7.60%	$40,961	4.00%	N/A	N/A
Bank	80,798	7.89%	40,978	4.00%	$51,222	5.00%

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

As of June 30, 2010, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2009, as described in our 2009 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at June 30, 2010.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income over One Year Horizon
	At June 30, 2010		At December 31, 2009
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	$31,673	—%	$29,388	1.4%
+100 bp	32,033	1.2%	29,453	1.6%
Base	31,657		28,990
-100 bp	31,350	(1.0%)	29,132	0.5%
-200 bp	30,513	(3.6%)	28,110	(3.0%)

As shown above, at June 30, 2010, the effect of an immediate 200 bp increase in interest rates would have increased our net interest income nominally. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $1.1 million or 3.6%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

During the first six months of 2010, Baylake Bank lengthened slightly the duration of its liabilities by replacing brokered certificates of deposit with retail certificates of deposit. This effort has contributed to moderation of the liability sensitivity that was present at December 31, 2009.

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

Item 4T. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2009. Other than as set forth below, there have been no material changes to the risk factors since then.

Financial reforms and related regulations may affect our and Baylake Bank’s business activities, financial position and profitability.

The Dodd-Frank Act, signed into law on July 21, 2010, makes extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. We are currently reviewing the impact the legislation will have on our and Baylake Bank’s business.

The legislation charges the federal banking agencies, including the Federal Reserve and the FDIC with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies. The Dodd-Frank Act also authorized various new assessments and fees, expands supervision and oversight authority over nonbank subsidiaries, increases the standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by Baylake Bank.

The Dodd-Frank Act establishes a new, independent Consumer Financial Protection Bureau which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. States will be permitted to adopt stricter consumer protection laws and state attorney generals can enforce consumer protection rules issued by the Bureau.

The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of our and Baylake Bank’s business activities, require changes to certain of our business practices or otherwise adversely affect our businesses. These changes may also require us and Baylake Bank to invest significant management attention and resources to evaluate and make necessary changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 30, 2010 we completed a closing for a private placement of our Convertible Notes. The Convertible Notes were offered and sold primarily to “accredited investors” as defined in Securities Act of 1933 and up to 35 non-accredited investors in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended by Rule 506 promulgated there under. At the closing we issued in aggregate $2.8 million of Notes. The proceeds of this financing will be contributed, in part, as additional capital to Baylake Bank and otherwise used for general purposes.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year, commencing October 1, 2009. The Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. We are not obligated to register the common stock issued on the conversion of the Convertible Notes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Reserved]

Item 5. Other Information

Not applicable

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

BAYLAKE CORP.

Date:	August 13, 2010	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	August 13, 2010	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne Treasurer and Chief Financial Officer

