Form 10-Q
period 2010-09-30
BAYLAKE CORP
filed 2010-11-15
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required and to submit and post such files).

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

Yes ☐ No ☒

Number of outstanding shares of common stock as of November 15, 2010: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2010 (Unaudited) and December 31, 2009
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from financial institutions	$67,685	$86,442
Federal funds sold	49	84
Cash and cash equivalents	67,734	86,526

Securities available for sale	254,900	204,834
Loans held for sale	4,446	2,567
Loans, net of allowance of $13,226 and $9,600 at September 30, 2010 and December 31, 2009, respectively	620,055	642,294
Cash value of life insurance	24,274	24,062
Premises and equipment, net	23,844	23,523
Federal Home Loan Bank stock	6,792	6,792
Foreclosed assets, net	15,498	14,995
Goodwill	6,299	6,108
Deferred income taxes	7,471	8,856
Accrued interest receivable	4,288	3,376
Other assets	16,212	20,524

Total assets	$1,051,813	$1,044,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$92,874	$81,336
Interest-bearing	752,480	750,293
Total deposits	845,354	831,629
Federal Home Loan Bank advances	70,000	85,000
Repurchase agreements	22,471	21,122
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	5,350
Accrued expenses and other liabilities	8,673	10,658
Total liabilities	972,048	969,859

Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,132,552 shares at September 30, 2010 and December 31, 2009; Outstanding-7,911,539 shares at September 30, 2010 and December 31, 2009	40,662	40,662
Additional paid-in capital	11,980	11,979
Retained earnings	27,483	25,828
Treasury stock (221,013 shares at September 30, 2010 and December 31, 2009)	(3,549)	(3,549)
Accumulated other comprehensive income (loss)	3,189	(322)
Total stockholders’ equity	79,765	74,598
Total liabilities and stockholders’ equity	$1,051,813	$1,044,457

3

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and nine months ended September 30, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$8,872	$9,668	$26,897	$29,367
Taxable securities	1,983	1,755	6,007	5,204
Tax exempt securities	382	368	1,119	1,274
Federal funds sold	28	37	81	77
Total interest and dividend income	11,265	11,828	34,104	35,922
Interest expense
Deposits	2,248	3,679	7,567	12,121
Repurchase agreements	16	28	78	139
Federal Home Loan Bank advances and other debt	484	579	1,539	1,697
Subordinated debentures	77	80	209	299
Convertible promissory notes	245	44	615	44
Total interest expense	3,070	4,410	10,008	14,300
Net interest income	8,195	7,418	24,096	21,622
Provision for loan losses	4,550	1,200	6,850	3,600
Net interest income after provision for loan losses	3,645	6,218	17,246	18,022
Noninterest income
Fees from fiduciary activities	214	162	714	463
Fees from loan servicing	123	161	397	538
Fees for other services to customers	1,320	1,329	3,797	3,867
Net gains from sales of loans	324	105	725	753
Net change in mortgage servicing rights	(12)	(60)	26	(247)
Net gains from sale of securities	973	—	1,406	2,943
Loss on sale of other bank assets	(81)	(3)	(83)	—
Increase in cash surrender value of life insurance	205	242	271	493
Income in equity of UFS subsidiary	185	142	423	367
Other income	16	12	75	42
Total noninterest income	3,267	2,090	7,751	9,219
Noninterest expenses
Salaries and employee benefits	4,207	4,147	12,156	12,316
Occupancy expense	584	592	1,782	1,846
Equipment expense	287	313	961	992
Data processing and courier	221	246	662	724
Operation of foreclosed properties	894	461	1,837	714
Other operating expenses	2,045	1,670	6,045	6,079
Total noninterest expenses	8,238	7,429	23,443	22,671
Income/(loss) before provision for income taxes	(1,326)	879	1,554	4,570
Provision for/(benefit from) income taxes	(814)	44	(101)	919
Net income/(loss)	$(512)	$835	$1,655	$3,651

Basic earnings/(loss) per share	$(0.06)	$0.11	$0.21	$0.46
Diluted earnings/(loss) per share	$(0.06)	$0.11	$0.21	$0.46
Dividends declared per share	$—	$—	$—	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.
4

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (LOSS) (Unaudited)
Nine months ended September 30, 2010
(Dollar amounts in thousands except per share data)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity

	Common Stock
	Shares	Amount

Balance, December 31, 2009	7,911,539	$40,662	$11,979	$25,828	$(3,549)	$(322)	$74,598

Net income for the period	—	—	—	1,655	—	—	1,655
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	7,334	7,334

Reclassification adjustment for net gains realized in income						(851)	(851)
Tax effect						(2,972)	(2,972)
Total comprehensive income							3,511
Stock compensation expense			1				1

Balance, September 30, 2010	7,911,539	$40,662	$11,980	$27,483	$(3,549)	$3,189	$79,765

5

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2010 and 2009
(Dollar amounts in thousands)

	2010	2009

Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,655	$3,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	997	997
Amortization of core deposit intangible	39	39
Amortization of debt issuance costs	25	4
Goodwill on UFS option exercise	191	—
Provision for losses on loans	6,850	3,600
Increase in valuation allowance for impairment of letters of credit	51	20
Net amortization of premium/discount on securities	1,056	948
Increase in cash surrender value of life insurance	(271)	(493)
Net gain on sale of securities	(1,406)	(2,943)
Net gain on sale of loans	(725)	(753)
Proceeds from sale of loans held for sale	46,580	66,424
Origination of loans held for sale	(47,817)	(65,650)
Net change in valuation on mortgage servicing rights	(26)	247
Provision for valuation allowance on foreclosed properties	1,374	491
Net gain from disposal of foreclosed properties	(39)	(205)
Net gain from disposal of bank premises and equipment	83	—
Equity in income of UFS subsidiary	(423)	(226)
Provision/(benefit) for deferred tax expense	(1,030)	1,010
Tax expense from exercise/forfeiture of stock options	—	2
Changes in assets and liabilities:
Prepaid FDIC assessment	1,155	—
Accrued interest receivable and other assets	(687)	603
Income tax refunds	2,415	—
Payment to reduce LOC valuation allowance	(2,980)	—
Accrued expenses and other liabilities	944	(851)
Net cash provided by operating activities	8,011	7,141

Cash flows from investing activities:
Principal payments on securities available-for-sale	58,082	101,139
Proceeds from sale of securities available-for-sale	53,779	163,037
Purchase of securities available-for-sale	(155,651)	(242,710)
Proceeds from sale of foreclosed properties	1,560	3,131
Proceeds from sale of premises and equipment	—	11
Loan originations and payments, net	11,992	43,700
Additions to premises and equipment	(936)	(172)
Dividend from UFS Subsidiary	144	—
Proceeds from life insurance death benefit	59	—
Net cash (used in)/provided by investing activities	(30,971)	68,136

See accompanying Notes to Unaudited Consolidated Financial Statements.
6

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2010 and 2009
(Dollar amounts in thousands)

	2010	2009
Cash flows from financing activities:
Net change in deposits	$13,725	$(17,634)
Net change in federal funds purchased and repurchase agreements	1,349	(8,953)
Repayments on Federal Home Loan Bank advances	(55,000)	(20,095)
Proceeds from Federal Home Loan Bank advances	40,000	20,000
Debt issuance costs paid	(6)	(156)
Proceeds from issuance of convertible promissory notes	4,100	4,200
Net cash provided by/(used in) financing activities	4,168	(22,638)

Net change in cash and cash equivalents	(18,792)	52,639

Beginning cash and cash equivalents	86,526	23,482
Ending cash and cash equivalents	$67,734	$76,121

Supplemental cash flow information:
Interest paid	$10,415	$14,730
Income taxes paid	1,311	—

Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	3,398	6,453
Mortgage servicing rights resulting from sale of loans with servicing retained	83	93

See accompanying Notes to Unaudited Consolidated Financial Statements.
7

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

1.

The accompanying interim consolidated financial statements should be read in conjunction with our 2009 Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the consolidated financial position as of September 30, 2010 and the results of operations for the nine month periods ending September 30, 2010 and 2009. The consolidated results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the entire year. We have evaluated all subsequent events through November 15, 2010, the date the interim consolidated financial statements were issued.

2.	Use of Estimates

To prepare consolidated financial statements in conformity with GAAP, our management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, foreclosed properties, mortgage servicing rights, income tax expense and fair values of financial instruments are particularly subject to change.

3.	Earnings/(Loss) Per Share

Diluted earnings/(loss) per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents. The following table shows the computation of the basic and diluted earnings/(loss) per share:

EARNINGS/(LOSS) PER SHARE
(Dollar amounts in thousands, excluding per share data)

	Three months ended September 30,			Nine months ended September 30,
	2010	2009		2010		2009
(Numerator):
Net income/(loss)	$(512)	$835		$1,655		$3,652
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539	7,911,539		7,911,539		7,911,539
Dilutive effect of stock options	— (1)	—	(1)	—	(1)	—	(1)
Dilutive effect of convertible promissory notes	— (2)	—	(2)	—	(2)	—	(2)
Weighted average number of common shares outstanding-diluted	7,911,539	7,911,539		7,911,539		7,911,539

Basic Earnings/(Loss) Per Share	$(0.06)	$0.11		$0.21		$0.46
Diluted Earnings/(Loss) Per Share	$(0.06)	$0.11		$0.21		$0.46

(1)

At September 30, 2010 and 2009, there were 49,628 and 73,628 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2)

As of September 30, 2010, the Company had $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”) the offering of which expired on April 30, 2010. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion. On October 1, 2014, one-half of the original principal amount of the Convertible Notes is mandatorily convertible at the conversion ratio if conversion has not occurred. The mandatorily convertible principal of the Convertible Notes represents 945,000 shares, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive. The remaining half of the principal amount of Convertible Notes is convertible into an additional 945,000 common shares at the discretion of the respective holders. These shares have not been included because of their anti-dilutive effect, if converted.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.” This guidance requires an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis must be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and included additional disclosure requirements relating to financing receivables. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance. The disclosures related to period-end information are required to be provided in all interim and annual periods ending on or after December 15, 2010. Disclosures of activity that occurs during the reporting period are required in interim and annual periods beginning on or after December 15, 2010. The provisions of this guidance are not expected to have a significant impact on the Company’s consolidated financial condition, results of operations or liquidity.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The fair value of impaired loans is based on a review of comparable collateral in similar marketplaces or an analysis of expected cash flows of the loan in relationship to the contractual terms of the loan (Level 3 inputs). Impaired loans are carried at the lower of amortized cost or fair value. Not all impaired loans are carried at fair value if there is sufficient collateral or expected repayments exceed the recorded investments in such loans.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

ASSETS MEASURED ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$34,186	$—	$34,186	$—
Mortgage-backed securities	142,438	—	142,438	—
Asset-backed securities	5,593	—	5,593	—
Obligations of states and political subdivisions	54,286	—	54,286	—
Private placement and corporate bonds	15,400	—	15,400	—
Other securities	2,997	—	2,997	—
Total securities available for sale	254,900	—	254,900	—
Mortgage servicing rights	718	—	718	—
Foreclosed properties	15,498	—	15,498	—
Total	$271,116	$—	$271,116	$—

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. Treasury securities	$30,000	$—	$30,000	$—
Mortgage-backed securities	120,148	—	120,148	—
Obligations of states and political subdivisions	38,820	—	38,820	—
Private placement and corporate bonds	12,536	—	12,536	—
Other securities	3,330	—	3,330	—
Total securities available for sale	204,834	—	204,834	—
Mortgage servicing rights	609	—	609	—
Foreclosed properties	14,995	—	14,995	—
Total	$220,438	$—	$220,438	$—

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

ASSETS MEASURED ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$10,045	$—	$—	$10,045

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$8,848	$—	$—	$8,848

Required Financial Disclosures about Fair Value of Financial Instruments

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

	(Dollar amounts in thousands)
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$67,734	$67,734	$86,526	$86,526
Securities available for sale	254,900	254,900	204,834	204,834
Loans held for sale	4,446	4,514	2,567	2,599
Loans, net	620,055	624,061	642,294	647,102
Cash value of life insurance	24,274	24,274	24,062	24,062
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	4,288	4,288	3,376	3,376

Financial liabilities
Deposits	$845,354	$848,020	$831,629	$833,428
Repurchase agreements	22,471	22,471	21,122	21,122
Federal Home Loan Bank advances	70,000	71,105	85,000	86,305
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,766	5,350	5,350
Accrued interest payable	1,482	1,482	1,889	1,889

Off -balance sheet credit related items
Letters of credit	$49	$49	$2,978	$2,978

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

(e) Cash Value of Life Insurance

The fair value of life insurance approximates the carrying amount, because upon liquidation of these investments, we would receive the cash surrender value, which equals the carrying amount.

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
September 30, 2010

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

(l) Convertible promissory notes

The fair value of fixed rate convertible promissory notes is based on discounted cash flows using current market interest rates.

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

INVESTMENT SECURITY ANALYSIS (Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government sponsored agency securities	$34,186	$219	$—
Obligations of states and political subdivisions	54,286	2,586	(8)
Mortgage-backed securities	142,438	3,259	(376)
Asset-backed securities	5,593	179	(847)
Private placement and corporate bonds	15,400	600	(341)
Other securities	2,997	—	—
	$254,900	$6,843	$(1,572)

	December 31, 2009
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$30,000	$—	$—
Obligations of states and political subdivisions	38,820	853	(75)
Mortgage-backed securities	120,148	1,666	(500)
Private placement and corporate bonds	12,536	—	(2,601)
Other securities	3,330	—	—
	$204,834	$2,519	$(3,176)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2010
Obligations of states and political subdivisions	242	(8)	—	—	242	(8)
Mortgage-backed securities	26,316	(357)	6,785	(19)	33,101	(376)
Asset-backed securities	3,929	(847)	—	—	3,929	(847)
Private placement and corporate bonds	—	—	7,767	(341)	7,767	(341)
Total temporarily impaired	$30,487	(1,212)	14,552	(360)	45,039	(1,572)

December 31, 2009
U.S. Treasury securities	$30,000	$—	$—	$—	$30,000	$—
Obligations of states and political subdivisions	3,043	(47)	762	(28)	3,805	(75)
Mortgage-backed securities	45,920	(468)	1,141	(32)	47,061	(500)
Private placement and corporate bonds	—	—	12,536	(2,601)	12,536	(2,601)
Total temporarily impaired	$78,963	$(515)	$14,439	$(2,661)	$93,402	$(3,176)

At September 30, 2010, the Company held four securities with continuous unrealized losses for twelve months or more, all of which were in the private placement and corporate bond category.

At December 31, 2009, the Company held seven securities with continuous unrealized losses for twelve months or more. One of those was in obligations of states and political subdivisions category, five were in the private placement and corporate bond category, and one was in the mortgage-backed securities category.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as a separate component of other comprehensive income, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the statement of operations. Losses other than credit losses will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not we will not be required to sell the debt securities before their anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

7.	Loans

Loans held for investment are summarized as follows:

	For the nine months ended September 30,	For the twelve months ended December 31,
	2010	2009
Real Estate-Commercial	$345,150	$353,110
Real Estate-Residential	129,314	124,830
Real-Estate-Construction	58,947	62,827
Commercial Loans	71,526	83,674
Consumer Loans	10,546	11,804
Obligations of States and Political Subdivisions	18,216	16,009
Less Deferred Fees	(418)	(360)
Less Allowance for loan losses	(13,226)	(9,600)
Total	$620,055	$642,294

8.	Allowance For Loan Losses (“ALL”)

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

The ALL consists of specific reserves on certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses on impaired loans from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on our historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, non-accrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Changes in the ALL were as follows (dollar amounts in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the three months ended September 30		For the nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$11,455	$13,021	$9,600	$13,561
Provision for loan losses	4,550	1,200	6,850	3,600
Charge-offs	(3,972)	(304)	(6,170)	(3,696)
Recoveries	1,153	55	2,946	507
Balance at end of period	$13,226	$13,972	$13,226	$13,972

Net recoveries (charge-offs)	$(2,819)	$(249)	$(3,224)	$(3,189)

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009

Nonperforming loans with no allocated ALL	$6,492	$8,740	$7,070	$16,587	$9,098
Nonperforming loans with allocated ALL	12,433	14,970	10,285	10,003	31,376
ALL allocated to non performing loans	2,388	2,520	1,332	1,155	6,414
Average impaired loans during the quarter	$22,512	$18,618	$24,770	$34,779	$46,925

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

Nonperforming loans are as follows (dollar amounts in thousands):

NON PERFORMING LOANS

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009

Nonaccrual Loans	$18,339	$23,550	$16,969	$23,247	$40,474
Loans restructured in a troubled debt restructuring	586	160	386	3,343	11
Total Nonperforming Loans (“NPL”)	$18,925	$23,710	$17,355	$26,590	$40,485

Restructured loans, accruing	$11,416	$9,845	$9,809	$2,061	$11

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

9.	Foreclosed Properties, Net

Foreclosed properties are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Beginning balance	$15,962	$(7,680)	$14,995	$7,143
Transfer of net realizable value to foreclosed properties	949	3,215	3,398	6,453
Sale proceeds, net	(558)	(384)	(1,560)	(3,131)
Net gain from sale of foreclosed properties	7	(27)	39	204
Provision for foreclosed properties	(862)	(306)	(1,374)	(491)
Total foreclosed properties	$15,498	$10,178	$15,498	$10,178

Changes in the valuation allowance for losses on foreclosed properties were as follows:

		For the nine months ended September 30,
		2010	2009
	Beginning balance	$2,773	$3,391
	Provision charged to operations	1,374	491
	Amounts related to properties disposed	(566)	(1,122)
	Balance at end of year	$3,581	$2,760

10.	Income Taxes

In accordance with the accounting guidance for income taxes, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that has a greater than 50% chance of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance. Management has concluded that there is no need for an additional valuation allowance as of September 30, 2010 or December 31, 2009.

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. On January 1, 2008 the Company adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon the examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% chance of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws within the framework existing under GAAP. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

Changes in the deferred income tax balances were as follows (dollar amount in thousands):

          Deferred taxes – Available for sale securities

	For nine months ended September 30,
	2010	2009

Balances at beginning of period	$333	$1,218
Net change during period	(2,415)	829
Balances at end of period	$(2,082)	$2,047

Deferred taxes – Other than available for sale securities

	For nine months ended September 30,
	2010	2009

Balances at beginning of period	$8,523	$12,283
Net change during period	1,030	(684)
Balances at end of period	$9,553	$11,599

11.	Equity Investment

Baylake Bank owns a 46.4% interest (500 shares) in United Financial Services, Inc., (“UFS”) a data processing service. In addition to the ownership interest, there is one member of UFS’s Board of Directors that also serves on our Board of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier employment agreement with one of its key employees that provided the individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS common stock. The option price is $1,000 per share, less dividends or distributions to owners. The current book value of UFS is approximately $8,343 per share as of September 30, 2010. During 2007, options for 120 shares were exercised by the key employee. In May 2010, options for the remaining shares were exercised by the key employee at $1,000 per share less the dividends previously paid to the owners. Upon exercise, 43.24 shares were immediately redeemed and sold back to UFS. The net result was a reduction of 3.4% in our investment in UFS and a recognition of goodwill of $191,000 upon redemption of the shares. There are no remaining options to be exercised.

12.	Mortgage Servicing Rights

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

Changes in the carrying value of MSR’s are as follows:

MORTGAGE SERVICING RIGHTS

	For the three months ended September 30		For the nine months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$679	$754	$609	$860
Additions from loans sold with servicing retained	51	9	83	93
Changes in valuation	32	45	127	1
Loan payments and payoffs	(44)	(103)	(101)	(249)
Fair value of MSRs at the end of period	$718	$705	$718	$705

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

13.	Promissory Notes

During the third and fourth quarters of 2009 and the first and second quarters of 2010, the Company completed seven separate closings of a private placement of 10% Convertible Notes due June 30, 2017. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The Company issued $9.45 million principal amount of the Convertible Notes, at par, and received gross proceeds in the same amount. The offering expired on April 30, 2010.

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

During 2009 and 2010 the Company incurred debt issuance costs of $0.2 million. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which ends October 1, 2014.

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at September 30, 2010 and December 31, 2009 and our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Potential Loan Sale

During the fourth quarter of 2010, our Board of Directors authorized us to explore the sale of a pool of performing and nonperforming loans. While the composition of this pool has not yet been finalized, if such a sale does occur, it would reduce our outstanding loans and could have a material adverse effect on our results of operations for the fourth quarter of 2010. We have not yet entered into a loan sale agreement, nor is management obligated to consummate any such sale. There can be no assurances that any such sale will occur, or the magnitude of the resulting impact on our results of operations should it occur.

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

Allowance for Loan Losses:

The loan portfolio represents the largest asset on our consolidated balance sheet. The ALL on our consolidated balance sheet represents management’s estimate of probable and inherent credit losses in the loan portfolio. Establishing the amount of the ALL requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and qualitative factors such as consideration of current economic trends and conditions, all of which may be susceptible to significant changes. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL.

The ALL consists of specific reserves on impaired loans, general reserves on pools of homogeneous loans and a general portfolio allocation based on qualitative factors such as economic conditions and other factors specific to the markets in which we operate. The reserve component of the ALL on specific loans reflects expected losses based on analyses of impaired loans over a fixed dollar amount. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The reserve component on homogeneous pools of loans is based on our historical loss experience, which is updated quarterly. This component of the ALL also includes consideration of qualitative factors such as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, non-accrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values. The unallocated component represents the portion of the ALL not specifically identified with specific loans or pools of loans. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off for which a loss is realized.

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

Foreclosed Properties:

Foreclosed properties acquired through or in lieu of loan foreclosure are initially recorded at lower of cost or fair value when acquired less estimated costs to sell, thereby establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Any costs incurred with respect to such assets after acquisition are expensed as incurred, or may be capitalized.

Provision for Impairment of Standby Letters of Credit:

The provision for impairment of standby letters of credit represents management’s estimate of probable incurred losses on off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of impairment, a provision for impairment of standby letters of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. At September 30, 2010, the allowance for impairment of standby letters of credit was $0.1 million.

Income Taxes:

The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to our consolidated results of operations and reported earnings. As part of our assessment process, we evaluate our net deferred tax assets to determine if a deferred tax valuation allowance is necessary. To make this determination, we review current year operating results with budgeted amounts, as well as our historic levels of income. In addition, we project future operating results and any expected or anticipated changes in the various deferred tax asset or liability categories. We then determine the likelihood that we will be able to utilize those net deferred tax assets in a reasonable period of time in the future. We believe that the tax assets and liabilities are adequate and properly recorded in the consolidated financial statements at September 30, 2010 and no valuation allowance is considered necessary.

Goodwill:

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. For 2009, consideration of impairment was given due to the market value of our stock. However, in October 2009 we hired a firm specialized in rendering valuation opinions for banks and bank holding companies nationwide. In rendering their opinion as to our fair value, they considered our nature and history, the competitive and economic outlook for the trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as our net worth, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was deemed to be in excess of the book value and therefore, no impairment of goodwill was recognized. As of September 30, 2010, there are no conditions that would require us to recognize goodwill impairment.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and nine month periods ended September 30, 2010 and 2009.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income(loss), as reported	$(512)	$835	$1,655	$3,651
Earnings per share-basic, as reported	$(0.06)	$0.11	$0.21	$0.46
Earnings per share-diluted, as reported	$(0.06)	$0.11	$0.21	$0.46
Cash dividends declared	$—	$—	$—	$—

Return on average assets	(0.21%)	0.31%	0.21%	0.01%
Return on average equity	(2.54%)	4.61%	2.85%	0.14%
Efficiency ratio (1)	72.99%	75.53%	73.43%	87.84%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net loss of $0.5 million for the three months ended September 30, 2010 decreased from net income of $0.8 million for the comparable period in 2009. Net interest income increased $0.8 million for the quarter ended September 30, 2010 versus the comparable quarter last year resulting from a $1.4 million reduction in interest expense partially offset by a $0.6 million reduction in interest income. A PFLL of $4.6 million was charged to operations for the third quarter of 2010, which is $3.4 million higher than the $1.2 million PFLL taken during the comparable quarter of 2009. Noninterest expense increased $0.8 million, which was more than offset by a $1.2 million increase in noninterest income in the third quarter of 2010 compared to the similar period in 2009. Refer to the “Net Interest Income,” “Provision for Loan Losses,” “Noninterest Expense” and “Noninterest Income” sections below for additional details.

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

Average interest rates on loans remained stable while average yields on deposits decreased during the third quarter of 2010 compared to the similar period in 2009. Average yields on interest-earning assets decreased to 4.83% during the three-month period ended September 30, 2010 compared to 5.02% during the same period in 2009.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread increased 38 bps to 3.43% for the third quarter of 2010 compared to the same period in 2009, resulting primarily from a 19 bps decrease in the yield on interest-earning assets from 5.02% to 4.83% and a 57 bps decrease in the cost of interest-bearing liabilities from 1.97% to 1.40%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Net interest income on a tax-equivalent basis was $8.5 million for the three months ended September 30, 2010 compared to $7.7 million for the same period in 2009. The increase for the third quarter of 2010 resulted primarily from a decrease in funding costs on liabilities attributable to both a decline in interest rates and a reduction in average interest-bearing liabilities, partially offset by a decrease in interest income on loans, due to a reduction in average loans. Contributing to the improved net interest income was a $14.8 million increase in average noninterest-bearing demand deposits, from $77.5 million during the third quarter of 2009 to $92.3 million for the similar period in 2010.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the third quarter of 2010 was 3.55%, up 36 bps from 3.19% for the comparable period in 2009.

For the three months ended September 30, 2010, average interest-earning assets decreased $8.4 million (0.9%) from the same period in 2009. Decreases in average loans of $55.8 million (8.1%) and in federal funds sold and interest-bearing due from banks of $27.2 million (41.8%) were partially offset by a $70.6 million (43.2%) increase in taxable securities.

Net interest income on a tax-equivalent basis was $24.9 million for the nine months ended September 30, 2010 compared to $22.5 million for the same period in 2009. The $2.4 million increase reflected a decrease in funding costs of $4.3 million partially offset by a decrease in interest income of $1.9 million, each reflecting the continued decline in prevailing interest rates. Contributing to the improved net interest income was a $10.2 million increase in average non-interest bearing demand deposits from $69.7 million during the nine months ended September 30, 2009 to $79.9 million for the similar period in 2010.

Net interest margin for the nine months ending September 30, 2010 was 3.56%, up 43 bps from 3.13% for the comparable period in 2009.

For the nine months ended September 30, 2010, average interest-earning assets decreased $27.2 million (2.8%) from the same period in 2009. Decreases in average loans of $67.3 million (9.5%) and in average tax-exempt securities of $3.8 million (9.0%) were offset in part by a $3.8 million (8.5%) increase in federal funds sold and interest-bearing due from banks and a $40.1 million (24.6%) increase in taxable securities.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
(Dollar amounts in thousands)

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$636,067	$8,949	5.58%	$691,898	$9,748	5.59%
Taxable securities	233,941	1,983	3.39%	163,370	1,755	4.30%
Tax exempt securities [1]	40,909	579	5.66%	36,902	557	6.04%
Federal funds sold and interest bearing due from banks	37,742	28	0.30%	64,892	37	0.23%
Total earning assets	948,659	11,539	4.83%	957,062	12,097	5.02%
Non-interest earning assets	102,880			94,637

Total assets	$1,051,539			$1,051,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$744,803	2,248	1.20%	$766,010	3,679	1.91%
Short-term borrowings	—	—	—%	8	—	0.66%
Customer repurchase agreements	25,462	16	0.25%	20,699	28	0.54%
Federal Home Loan Bank advances	74,565	484	2.57%	85,000	579	2.70%
Convertible Promissory Notes	9,450	245	10.29%	1,591	44	11.09%
Subordinated debentures	16,100	77	1.90%	16,100	80	1.97%
Total interest-bearing liabilities	$870,380	3,070	1.40%	$889,408	4,410	1.97%

Demand deposits	92,273			77,488
Accrued expenses and other liabilities	8,753			13,055
Stockholders’ equity	80,133			71,748
Total liabilities and stockholders’ equity	$1,051,539			$1,051,699

Net Interest Income		$8,469			$7,687
Interest rate spread [3]			3.43%			3.06%
Net interest margin [4]			3.55%			3.19%

[1]	The interest income on tax-exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

[2]	The average loan balances and rates include non-accrual loans.

[3]

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

[4]	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX–EQUIVALENT BASIS
(Dollar Amounts in thousands)

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning assets:
Loans, net [1,2]	$643,197	$27,105	5.63%	$710,461	$29,619	5.57%
Taxable securities	202,879	6,007	3.95%	162,809	5,204	4.26%
Tax exempt securities[1]	38,891	1,695	5.81%	42,728	1,931	6.03%
Federal funds sold and interest bearing due from banks	48,034	81	0.23%	44,260	77	0.23%
Total earning assets	$933,001	34,888	5.00%	960,258	$36,831	5.13%
Non-interest earning assets	104,213			93,534

Total assets	$1,037,214			$1,053,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$743,500	7,567	1.36%	774,603	$12,121	2.09%
Short-term borrowings	17	—	0.92%	409	2	0.69%
Customer repurchase agreements	25,433	78	0.41%	23,606	137	0.77%
Federal Home Loan Bank advances	77,857	1,539	2.64%	85,039	1,697	2.67%
Subordinated debentures	16,100	209	1.71%	16,100	299	2.45%
Convertible Promissory Notes	7,863	615	10.31%	536	44	10.94%
Total interest-bearing liabilities	$870,770	10,008	1.54%	$900,293	14,300	2.13%

Demand deposits	79,944			69,696
Accrued expenses and other liabilities	8,902			12,725
Stockholders’ equity	77,598			71,078

Total liabilities and stockholders’ equity	$1,037,214			$1,053,792

Net Interest Income		$24,880			$22,531
Interest rate spread[3]			3.46%			3.00%
Net interest margin[4]			3.56%			3.13%

[1]	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

[2]	The average loan balances and rates include non-accrual loans.

[3]

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

[4]	Net interest margin is the annualized effect of the net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Increase (Decrease) due to
	Volume	Rate	Net
Interest income:
Loans	$(3,207)	$2,408	$(799)
Taxable securities	2,219	(1,990)	229
Tax exempt securities	232	(211)	21
Federal funds sold and interest-bearing due from banks	(72)	63	(9)
Total interest earning assets	(828)	270	(558)

Interest expense:
Total interest-bearing deposits	(1,726)	294	(1,432)
Short term borrowings	—	—	—
Repurchase agreements	22	(34)	(12)
FHLB advances	(272)	177	(95)
Subordinated debentures	—	(3)	(3)
Long term debt	809	(608)	201
Total interest-bearing liabilities	(1,167)	(174)	(1,341)

Net interest income	$339	$444	$783

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 90.2% and 91.0% for the third quarter of 2010 and 2009, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Increase (Decrease) due to
	Volume	Rate	Net
Interest income:
Loans	$(2,801)	$286	$(2,515)
Taxable securities	954	(150)	804
Tax exempt securities	(103)	(133)	(236)
Federal funds sold and interest-bearing due from banks	—	4	4
Total interest-earning assets	(1,950)	7	(1,943)

Interest expense:
Total interest-bearing deposits	(1,167)	(3,388)	(4,555)
Short term borrowings	(2)	—	(2)
Repurchase agreements	12	(71)	(59)
FHLB advances	(142)	(16)	(158)
Subordinated debentures	—	(89)	(89)
Long term debt	490	80	570
Total interest-bearing liabilities	(809)	(3,484)	(4,293)

Net interest income	$(1,141)	$3,491	$2,350

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

The ratio of average interest-earning assets to average total assets was 90.0% and 91.1% for the nine months ending September 30, 2010 and 2009, respectively.

Provision for Loan Losses

The ALL consists of specific and general reserves. The PFLL is the cost of providing an allowance for probable and inherent losses in our loan portfolio. Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined by accounting guidance. Specific reserves are computed on loans that are individually classified as impaired. Loans identified as impaired are evaluated for impairment using either the discounted expected cash flows or collateral value less estimated costs to sell. When the fair value of the collateral is less than amortized cost, a specific reserve is required. The general reserve is computed on non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, non-accrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

The PFLL for the quarter ended September 30, 2010 was $4.6 million compared to $1.2 million for the third quarter of 2009. In discussion with our regulators, an additional $2.3 million provision was taken to increase our general reserve levels due to the continued uncertainty in the local and national economy. Also impacting the additional provision level by $1.9 million were further legal negotiations on a credit relationship initially addressed in our June 30, 2010 Form 10-Q filing. In that filing, we reported a specific impairment of $0.7 million on a credit relationship of $5.4 million. An additional credit of $2.4 million to a related party in the hospitality industry became delinquent during the third quarter of 2010. As a result of receipt of updated valuations of the collateral securing the loan, $2.3 million of the total $7.8 million credit relationship was charged off during the third quarter of 2010.

Also during the third quarter of 2010, an additional provision of $0.9 million was taken on a construction development project based on updated valuations of the collateral securing the credit. This credit relationship had $0.2 million of specific impairment at June 30, 2010. The total impairment of $1.1 million was charged off during the third quarter of 2010. New impairments of $0.7 million on loans not previously identified, with associated loan balances of $3.8 million, were recorded during the third quarter of 2010 (of that total, $2.5 million relates to one credit relationship).

Net loan charge-offs for each of the first nine months of 2010 and 2009 were $3.2 million. Net annualized charge-offs to average loans were 0.67% for the first nine months of 2010 compared to 0.60% for the same period in 2009. For the nine months ended September 30, 2010, non-performing loans decreased by $7.7 million (28.8%) to $18.9 million from $26.6 million at December 31, 2009. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans, Potential Problem Loans and Other Real Estate” sections below for more information related to non-performing loans. Our management believes that the ALL at September 30, 2010 and the related PFLL charged to earnings for the quarter and nine months ended September 30, 2010 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We continue to monitor non-performing loan relationships and will make additional provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators estimates, we will need to make additional PFLLs in the future. See “Financial Condition - Risk Management and the Allowance for Loan Losses” below for more information related to non-performing loans.

Noninterest Income

The following table reflects the various components of noninterest income for the three and nine month periods ended September 30, 2010 and 2009, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2010	September 30, 2009	% Change	September 30, 2010	September 30, 2009	% Change
Fees from fiduciary services	$214	$162	32.3%	$714	$463	54.4%
Fees from loan servicing	123	161	(23.6%)	397	538	(26.3%)
Service charges on deposit accounts	935	1,022	(8.6%)	2,615	2,895	(9.7%)
Other fee income	183	171	7.2%	553	540	2.5%
Financial services income	202	136	48.8%	629	431	45.9%
Net gains from sales of loans	324	105	207.4%	725	752	(3.8%)
Net change in valuation of mortgage servicing rights	(12)	(60)	79.8%	26	(247)	110.5%
Net gains from sale of securities	973	—	NM %	1,406	2,943	52.2%
Losses from sale of fixed assets	(81)	(3)	NM %	(83)	—	NM %
Increase in cash surrender value of life insurance	205	242	(15.4%)	271	493	(45.2%)
Equity in income of UFS subsidiary	185	142	30.4%	423	367	15.3%
Other income	16	12	38.9%	75	44	78.5%
Total Noninterest Income	$3,267	$2,090	56.3%	$7,751	$9,219	(15.9%)

Noninterest income increased $1.2 million (56.3%) for the three months ended September 30, 2010 versus the comparable period in 2009. This was primarily due to a $1.0 million increase in net gains from the sale of securities, a $0.2 million increase in net gains from sales of loans due to increased secondary mortgage market originations, and a $0.1 million increase in financial services income due to an increase in trading activity on behalf of our brokerage customers. The increase was partially offset by a $0.1 million decrease in service charges on deposit accounts including overdraft charges and a $0.1 million loss on the sale of fixed assets due to the closure of our Howard financial center in Green Bay, Wisconsin.

Noninterest income decreased $1.5 million (15.9%) for the nine months ended September 30, 2010 versus the comparable period in 2009. This was primarily due to $2.9 million of net securities gains realized for the nine months ended September 30, 2009 versus $1.4 million in securities gains for the first nine months of 2010. These gains were primarily realized to take advantage of a portion of the gains in our investment portfolio due to the favorable interest rate environment that existed at the time of the sale. A secondary reason was to enable us to reposition our investment portfolio. Also impacting the decrease was a $0.1 decline in fees from loan servicing, and a $0.3 million decrease in service charges on deposit accounts. This was partially offset by a $0.3 million increase in fiduciary services income due to increased trust fees and estate business and a $0.3 million increase in mortgage servicing rights valuation primarily due to an increase in mortgage servicing multiples.

Noninterest Expense

The following table reflects the various components of noninterest expense for the three and nine months ended September 30, 2010 and 2009, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2010	2009		2010	2009
Salaries and employee benefits	$4,207	$4,147	1.4%	$12,156	$12,316	(1.3%)
Occupancy	584	592	(1.4%)	1,782	1,846	(3.5%)
Equipment	287	313	(8.5%)	961	993	(3.2%)
Data processing and courier	221	246	(10.3%)	662	723	(8.6%)
Operation of foreclosed properties	894	461	94.1%	1,837	714	157.3%
Business development & advertising	115	91	26.8%	446	369	21.1%
Charitable contributions	6	10	(43.1%)	52	51	0.9%
Stationery and supplies	129	124	4.0%	381	377	0.9%
Director fees	94	95	(0.8%)	279	363	(23.2%)
FDIC	697	482	44.8%	1,938	1,864	4.0%
Legal and professional	178	128	38.9%	523	735	(28.8%)
Loan and collection	155	151	2.4%	492	531	(7.3%)
Other operating	671	589	13.9%	1,934	1,789	8.1%
Total Noninterest Expense	$8,238	$7,429	10.9%	$23,443	$22,671	3.4%

Total noninterest expense increased $0.8 million for the three months ended September 30, 2010 compared to the same period in 2009. The noninterest expense to average assets ratio was 3.1% for the three months ended September 30, 2010 compared to 2.9% for the same period in 2009.

Net overhead expense is total noninterest expense less total noninterest income excluding securities gains. The net overhead expense to average assets ratio was at 1.9% for the three months ended September 30, 2010 compared to $2.0 for the same period in 2009. The efficiency ratio represents total noninterest expense as a percentage of the sum of net-interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio increased to 76.0% for the three months ended September 30, 2010 from 75.5% for the comparable period last year. This is primarily due to an increase of $0.8 million in tax equivalent net interest income and a $0.2 million increase in noninterest income. Partially offsetting the increase was a $0.8 million increase in noninterest expense.

Expenses related to the operation of foreclosed properties held for sale by the Bank increased $0.4 million to $0.9 million for the three-month period ended September 30, 2010 compared to $0.5 million for the same period in 2009. The increase consists of a $0.5 million increase in write-downs due to the revaluation of properties held, offset by a $0.1 million increase in operating income related to the properties. We intend to continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees.

Included in noninterest expense are FDIC insurance premiums of $0.7 million for the three months ended September 30, 2010 compared to $0.5 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the DIF of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Baylake Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at between 12 bps and 45 bps. On November 12, 2009, the Board of Directors of the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In October 2010, the FDIC Board voted to eliminate a uniform 3 bps increase in assessment rates that was to be effective January 1, 2011. We were required to prepay approximately $6.7 million in premiums in December 2009, which premiums will not be taken as a charge against our operations until the period for which they apply.

Legal and professional fees increased $0.1 million (39.1%) to $0.2 million for the three months ended September 30, 2010 compared to $0.1 million for the three months ended September 30, 2009. This is primarily due to increased costs related to loans that are currently in the collection process.

Total noninterest expense increased $0.8 million for the nine months ended September 30, 2010 compared to the same period in 2009. The noninterest expense to average assets ratio was 3.0% for the nine months ended September 30, 2010 compared to 2.9% for the same period in 2009.

The net overhead expense to average assets ratio increased to 1.7% for the nine months ended September 30, 2010 compared to 1.6% for the same period in 2009. The efficiency ratio decreased to 74.9% for the nine months ended September 30, 2010 from 78.8% for the comparable period last year. This is primarily due to a $2.4 million increase in tax equivalent net interest income.

The decrease in salaries and employee benefits of $0.2 million (1.3%) to $12.2 million for the nine month period ended September 30, 2010 compared to the same period in 2009 is primarily due to attrition, partially offset by a $0.1 million increase in employee benefit expense. During the second quarter of 2009, $0.3 million of self funding health insurance expense was reversed because of excess funding related to the 2008 claims year. Also, our discretionary 5% employer match to our 401K plan was eliminated effective April 1, 2009, thus reducing 401K expense by $0.2 million when comparing the nine-month periods.

Expenses related to the operation of foreclosed properties held for sale by the Bank increased $1.1 million to $1.8 million for the nine-month period ended September 30, 2010 compared to $0.7 million for the same period in 2009. The increase consists of a $0.8 million increase in write-downs due to the revaluations of properties held and a $0.3 million increase in operating expenses to maintain the properties. We continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees.

Included in noninterest expenses are FDIC insurance premiums of $1.9 million for both the nine months ended September 30, 2010 and the nine months ended September 30, 2009. Included in 2009 is $0.5 million related to a 5 basis point special assessment imposed by the FDIC in the second quarter of 2009 to assist in replenishing the DIF.

Legal and professional fees decreased $0.2 million (28.8%) to $0.5 million for the nine months ended September 30, 2010 compared to $0.7 million for the nine months ended September 30, 2009. This is primarily due to reduced outsourcing of legal services in 2010.

Director fees for the nine months ended September 30, 2010 are $0.1 million lower than for the nine-month period ended September 30, 2009. The decrease is due to the reduction of the fees paid to the chairman of the board, the voluntary election of the directors to reduce their board fees beginning April 1, 2009, and a reduction in the number of regional board meetings.

Income Taxes

Income tax benefit for the three months ended September 30, 2010 was $0.8 million versus nominal tax expense for the same period in 2009. The decrease in tax expense is attributable to a $2.2 million year-over-year decrease in pre-tax income resulting primarily from an increase in PFLLs.

Income tax benefit for the nine months ended September 30, 2010 was $0.1 million versus tax expense of $0.9 million for the same period in 2009. The decrease in tax expense is attributable largely to a $3.0 million year-to-year decrease in pre-tax income primarily due to a reduction of $1.5 million in gains from sale of securities and $3.3 million increase in the PFLL.

We maintain significant net deferred tax assets for deductible temporary tax differences, such as allowance for loan losses, non-accrual loan interest, and foreclosed property valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred tax asset to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At September 30, 2010, we determined that no valuation allowance was required to be taken against our deferred tax asset other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009	Percent change
Amount of loans by type
Real estate-mortgage
Commercial	$345,150	$353,110	(2.3%)
1-4 family residential
First liens	76,398	73,262	4.3%
Junior liens	11,115	13,041	(14.8%)
Home equity	41,801	38,527	8.5%
Commercial, financial and agricultural	71,526	83,674	(14.5%)
Real estate-construction	58,947	62,827	(6.2%)
Installment
Credit cards and related plans	1,741	1,867	(6.8%)
Other	8,805	9,937	(11.4%)
Obligations of states and political subdivisions	18,216	16,009	13.8%
Less: deferred origination fees, net of costs	(418)	(360)	16.0%
Less: Allowance for loan losses	(13,226)	(9,600)	37.7%
Total	$620,055	$642,294	(3.5%)

Total gross loans at September 30, 2010 decreased $18.6 million (2.9%) from $651.9 million at December 31, 2009 to $633.3 million at September 30, 2010. The decrease is primarily due to reductions in commercial real estate and commercial, financial and agricultural loans. This is the result of the uncertainty in the economy, as we have focused on credit quality in loans we originate.

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

The ALL at September 30, 2010 was $13.2 million, compared to $9.6 million at year-end 2009. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan categories; and (iii) general reserves based on qualitative factors such as concentrations, and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available of any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

On a regular basis, loan officers review all commercial credit relationships. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that a loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans that have been deemed impaired are evaluated. In compliance with accounting guidance for impaired loans, the fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated costs to sell. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific reserve is then allocated to the loans based on this assessment. Specific reserves are reviewed by the Chief Credit Officer (“CCO”) and management familiar with the credits.

During the third quarter of 2010, an additional provision of $1.9 million was taken on a $7.8 million credit relationship. This was first reported in the June 30, 2010 10-Q filing, as a $5.4 million credit relationship in the hospitality industry with a specific impairment of $0.7 million. An additional loan of $2.4 million to a related party in the hospitality industry increased the total amount of this relationship. Active legal negotiations are taking place to resolve this delinquency, and as a result, $2.3 million of the total credit relationship was charged off in the third quarter of 2010.

Also during the third quarter of 2010, an additional provision of $0.9 million was taken on a construction development project based on updated valuations of the collateral securing the loan. This credit relationship had specific impairment of $0.2 million at June 30, 2010. The entire impairment of $1.1 million was charged off during the third quarter of 2010.

The ALL at September 30, 2010 was $13.2 million, compared to $9.6 million at year-end 2009. A PFLL of $6.9 million was charged to earnings for the nine months ended September 30, 2010 compared to a $3.6 million PFLL recorded for the same period ended September 30, 2009.

In addition to the significant impairments on the credit relationships previously mentioned, we took an additional $2.3 million provision based on discussions with our regulators. This additional provision primarily relates to general reserves not specifically allocated to specific credits, and are available for unforeseen or unanticipated events that may occur. We have ordered external third party appraisals that we anticipate receiving in the fourth quarter of 2010. In the event these valuations do not support our current estimates of value, the additional provision in the third quarter is available to offset any specific impairment that may be necessary.

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

Non-Performing Loans, Potential Problem Loans and Foreclosed Properties

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss. Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and loans restructured in a troubled debt restructuring that haven’t shown a sufficient period of performance with the restructured terms. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest or earlier as deemed appropriate. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to accounting guidance for troubled debt restructurings.

NON-PERFORMING ASSETS
(Dollar amounts in thousands)

	September 30, 2010		June 30, 2010		December 31, 2009		September 30, 2009
Nonperforming Assets:
Nonaccrual loans	$18,339		$23,550		$23,247		$40,474
Nonaccrual loans, restructured	586		160		3,343		11
Accruing loans past due 90 days or more	—		—		—		—
Total nonperforming loans (“NPLs”)	18,925		23,710		26,590		40,485
Other real estate owned	15,498		15,962		14,995		10,178
Total nonperforming assets (“NPAs”)	34,423		39,672		41,585		50,663

Restructured loans, accruing(1)	11,416		9,845		2,061		11

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	3.07	x	12.79	x	0.92	x	3.28	x
NCOs to average loans (annualized)	0.67%		0.14%		1.50%		0.60%
ALL to total loans	2.09%		1.79%		1.47%		2.07%
NPLs to total loans	2.99%		3.71%		4.08%		5.99%
NPAs to total assets	3.27%		3.81%		3.98%		4.85%
ALL to NPLs	69.89%		48.31%		36.10%		34.51%

(1)

Restructured loans on accrual status were previously reported as nonperforming loans at December 31, 2009 and September 30, 2009. Restructured loans on non-accrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

Restructured nonaccrual loans at December 31, 2009 were $3.3 million. Principal payments of $3.2 million were received on those loans and $0.1 million was charged-off. As of September 30, 2010, none of those principal balances remain.

Restructured loans accruing at December 31, 2009 were $2.1 million. Charge-offs of $0.1 million have been recognized. As of September 30, 2010, $2.0 million of principal balances continue to be reported as restructured loans accruing.

Non-performing loans decreased $7.7 million (28.8%) during the nine months ended September 30, 2010. The non-performing loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

The following table presents an analysis of our past due loans excluding non-accrual loans:

PAST DUE LOANS (EXCLUDING NON-ACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	09/30/10	06/30/10	03/31/10	12/31/09	09/30/09
Secured by Real Estate	$6,877	$5,474	$6,730	$8,881	$5,922
Commercial and industrial loans	140	476	806	255	862
Loans to individuals	80	41	65	370	204
All other loans	1	149	134	1	139
Total	$7,098	$6,140	$7,735	$9,507	$7,127
Percentage of total loans	1.12%	0.96%	1.20%	1.46%	1.06%

As indicated above, loan balances 30 to 89 days past due have decreased by $2.4 million since December 31, 2009. As the loans continue through the collection process, we anticipate these past due levels will continue to decline.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIES
(Dollar amounts in thousands)

	For the three months ended September 30,		Nine months ended September 30, 2010
	2010	2009	2010	2009
Beginning Balance	$15,962	$7,680	$14,995	$7,143
Transfer of loans to foreclosed properties	949	3,215	3,398	6,453
Sales proceeds, net	(558)	(384)	(1,560)	(3,131)
Net gain from sale of foreclosed properties	7	(27)	39	204
Provision for foreclosed properties	(862)	(306)	(1,374)	(491)
Total Foreclosed Properties	$15,498	$10,178	$15,498	$10,178

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Nine months ended September 30, 2010	Twelve months ended December 31, 2009	Nine months ended September 30, 2009
Beginning balance	$2,773	$3,391	$3,391
Provision charged to operations	1,374	678	491
Allowance recovered on properties disposed	(566)	(1,296)	(1,122)
Ending Balance	$3,581	$2,773	$2,760

Investment Portfolio

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At September 30, 2010, the investment portfolio (comprising investment securities available for sale) increased $50.1 million (24.4%) to $254.9 million compared to $204.8 million at December 31, 2009. At September 30, 2010, the investment portfolio represented 24.2% of total assets compared to 19.6% at December 31, 2009.

We continue to closely monitor trust preferred securities we hold in our investment portfolio included in the private placement and corporate bond totals. Total gross unrealized losses on these securities are $0.3 million at September 30, 2010, representing 21.7% of total gross unrealized securities losses. Based on an in-depth analysis, including ratings from external rating agencies and/or brokers, of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no declines were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the trust preferred securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other than temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income/(loss). At September 30, 2010 and December 31, 2009, we did not hold securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Deposits

Total deposits at September 30, 2010 increased $13.7 million (1.7%) to $845.3 million from $831.6 million at December 31, 2009. This increase was a result of a $5.2 million (8.8%) increase in our brokered deposits from $58.9 million at December 31, 2009 to $64.1 million at September 30, 2010, an increase of $5.8 million (2.6%) in our demand deposits from $222.0 million at December 31, 2009 to $227.8 million at September 30, 2010 and a $35.3 million (15.6%) increase in our savings deposits from $226.6 million at December 31, 2009 to $261.9 million at September 30, 2010, partially offset by a decrease in our time deposits (excluding brokered time deposits) of $32.5 million (10.0%) from $324.1 million at December 31, 2009 to $291.6 million at September 30, 2010. Total interest-bearing deposits increased $2.2 million (0.3%) while non-interest bearing deposits increased $11.5 million (14.2%) from December 31, 2009 to September 30, 2010.

During the third quarter of 2010, $13.1 million of new brokered certificates of deposit were originated at terms we considered favorable compared to interest rates in the retail market, further lengthening the maturities of our liabilities in a low interest rate environment.

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

Other Funding Sources

Securities under agreements to repurchase at September 30, 2010 increased $1.4 million (6.4%) to $22.5 million from $21.1 million at December 31, 2009. We did not have any federal funds purchased at either September 30, 2010 or December 31, 2009.

FHLB advances were $70.0 million at September 30, 2010, compared to $85.0 million at December 31, 2009. During the third quarter of 2010, a $5.0 million borrowing matured and was paid in full. In addition, we restructured $30.0 million of borrowings during the third quarter of 2010. The restructure resulted in reduced interest expense and extended the maturity by two to three years in a low interest rate environment. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt

In March 2006, we issued $16.1 million of variable rate, trust preferred securities and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At September 30, 2010, the interest rate on these securities was 1.64%. These securities were issued to replace trust-preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

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

Since the third quarter of 2009 through April 30 2010, we completed seven separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of the date of this report is $9.45 million. The offering expired on April 30, 2010.

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

The following table summarizes our significant contractual obligations and commitments at September 30, 2010:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 year	1-3 years	3-5 years	After 5 years	Total
Certificates of deposit and other time deposit obligations	$191,491	$134,869	$5,940	$—	$332,300
Repurchase agreements	22,471	—	—	—	22,471
Federal Home Loan Bank advances	40,000	30,000	—	—	70,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes(1)	—	—	—	9,450	9,450
Total	$253,962	$164,869	$5,940	$25,550	$450,321

(1)

One-half of the Convertible Notes are mandatorily converted to shares of common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off-balance Sheet Arrangements

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	September 30, 2010	December 31, 2009
Commitments to fund home equity line loans	$49,275	$46,565
Commitments to fund 1-4 family loans	4,651	2,704
Commitments to fund residential real estate construction loans	858	2,259
Commitments unused on various other lines of credit loans	142,025	116,667
Total commitments to extend credit	$196,809	$168,195
Financial standby letters of credit	$10,287	$14,550

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

Maturing investments have historically been a primary source of liquidity. For the nine months ended September 30, 2010, principal payments totaling $58.1 million were received on maturing investments. In addition, we received proceeds of $53.8 million from the sale of investments and we purchased $155.7 million in investments in the same period. At September 30, 2010 the investment portfolio contained $142.4 million of mortgage-backed securities issued by U.S. government sponsored agencies, representing 55.9% of the total investment portfolio. These securities tend to be highly marketable.

Deposit increases, reflected as a financing activity in the September 30, 2010 Unaudited Consolidated Statements of Cash Flows, resulted in $13.7 million of cash inflow during the first nine months of 2010. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered deposits increased $5.2 million to $64.1 million during the nine month period at September 30, 2010, versus $58.9 million at December 31, 2009. During the third quarter of 2010, $8.2 million of brokered CDs matured and $13.1 of new brokered CDs was originated. Interest rates on the CDs were reflective of the low rate environment, and extended our maturities by two to three years. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $284.5 million, or 44.9% of total loans, maturing within one year of September 30, 2010. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at September 30, 2010, securities sold under agreements to repurchase totaled $22.5 million compared to $21.1 million at the end of 2009. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $70.0 million at September 30, 2010 and $85.0 million at December 31, 2009. During the third quarter of 2010, we reduced our FHLB borrowings by $5.0 million.

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

Capital Resources

Stockholders’ equity at September 30, 2010 and December 31, 2009 was $79.8 million and $74.6 million, respectively, reflecting an increase of $5.2 million (6.9%) during the first nine months of 2010. The increase in stockholders’ equity was primarily related to our net income of $1.7 million and an increase in comprehensive income of $3.5 million (as a result of an increase in unrealized gains on available-for-sale securities). The ratio of stockholders’ equity to assets was 7.6% and 7.1% at September 30, 2010 and December 31, 2009, respectively.

No cash dividends were declared during the first nine months of 2010 or during all of 2009. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. We continue to monitor the payment of dividends in relationship to our financial position on a quarterly basis and our intention is to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. In order to pay dividends, advance approval from the WDFI as well as the Federal Reserve Board will need to be obtained. There is no assurance that we would receive such approval if sought.

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

At September 30, 2010, we were in excess of the minimum capital ratios established for “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

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

          The following tables present our and Baylake Bank’s capital ratios as of September 30, 2010 and December 31, 2009:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2010
Total Capital (to Risk Weighted Assets)
Company	$97,323	12.91%	$60,301	8.00%	$	N/A	N/A
Bank	94,497	12.53%	60,331	8.00%		75,414	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$78,405	10.40%	$30,150	4.00%	$	N/A	N/A
Bank	85,024	11.27%	30,166	4.00%		45,249	6.00%
Tier 1 Capital (to Average Assets)
Company	$78,405	7.56%	$41,491	4.00%	$	N/A	N/A
Bank	85,024	8.19%	41,528	4.00%		51,910	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk Weighted Assets)
Company	$92,667	12.18%	$60,882	8.00%	N/A	N/A
Bank	90,321	11.86%	60,940	8.00%	$76,175	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Company	$77,804	10.22%	$30,441	4.00%	N/A	N/A
Bank	80,798	10.61%	30,470	4.00%	$45,705	6.00%
Tier 1 Capital (to Average Assets)
Company	$77,804	7.60%	$40,961	4.00%	N/A	N/A
Bank	80,798	7.89%	40,978	4.00%	$51,222	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

As of September 30, 2010, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2009, as described in our 2009 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at September 30, 2010.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

Change in Net Interest Income over One Year Horizon

	At September 30, 2010		At December 31, 2009
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	$32,407	2.2%	$29,388	1.4%
+100 bp	31,667	(0.2%)	29,453	1.6%
Base	31,726		28,990
-100 bp	30,302	(4.5%)	29,132	0.5%
-200 bp	29,459	(7.2%)	28,110	(3.0%)

As shown above, at September 30, 2010, the effect of an immediate 200 bp increase in interest rates would have increased our net interest income by $0.7 million or 2.2%. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $2.3 million or 7.2%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

During the first nine months of 2010, Baylake Bank lengthened slightly the duration of its liabilities by issuing longer term brokered deposits and restructuring our outstanding FHLB debt by extending the maturities This effort has contributed to moderation of the liability sensitivity that was present at December 31, 2009.

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

Item 4T. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

We may sell a pool of loans in the fourth quarter at a discount from par value.

Our Board of Directors has authorized, and we are currently considering, the sale of a pool of performing and nonperforming loans during the fourth quarter of 2010. Any such sale would likely be for a price that reflects a substantial discount from the par value of the loans, which could have a material adverse effect on our results of operations for the fourth quarter.

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

BAYLAKE CORP.

Date:	November 15, 2010	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	November 15, 2010	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer