Form 10-K
period 2010-12-31
BAYLAKE CORP
filed 2011-03-01
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Registrant’s telephone number, including area code: (920) 743-5551

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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
Yes ☐ No ☒

As of June 30, 2010, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $3.85 per share average reported bid and asked price on that date) held by non-affiliates (excludes a total of 836,271 shares reported as beneficially owned by directors and executive officers, but does not constitute an admission as to affiliate status) was approximately $27,239,778. This market value calculation excludes a total of 836,271 shares of common stock reported as beneficially owned by directors and executive officers. For purposes of this market value calculation, the Registrant assumed that all executive officers and directors (and no other person) qualified as “affiliates”; provided, however, nothing herein shall constitute an admission or any evidence whatsoever, as to affiliate status. As of February 25, 2011, 7,911,539 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Documents are Incorporated
Definitive Proxy Statement for 2011 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2010	Part III

2010 FORM 10-K

PART I

ITEM 1. BUSINESS

General

Baylake Corp. (“we,” “us” or the “Company”) is a Wisconsin corporation organized in 1976 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Baylake Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2010, we had total assets of approximately $1.1 billion. For additional financial information, see our Consolidated Financial Statements at Part II, Item 8 of this Form 10-K.

Baylake Bank

Baylake Bank is a Wisconsin state bank originally chartered in 1876. The Bank is an independent community bank offering a full range of financial services primarily to small businesses and individuals located in our market area. We conduct our community banking business through 27 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca and Waushara Counties. We have eight financial centers in Door County, which is known for its tourism-related services. We have seven financial centers in Brown County, which includes the city of Green Bay. We serve a broader range of service, manufacturing and retail job segments in the Brown County market. The rest of our financial centers are located in smaller cities and smaller communities. Other principal industries in our market area include manufacturing, agriculture and food related products. Services are provided in person at our financial centers discussed above or at other locations, as well as through the mail, over the telephone, and electronically by using the Bank’s internet banking services.

Non-Bank Subsidiaries

In addition to our banking operations, the Bank owns two non-bank subsidiaries: Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages a portion of the Bank’s investment portfolio; and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. The Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. (“UFS”), a data processing services company located in Grafton, Wisconsin, that provides data processing services to approximately 41 banks (including Baylake Bank) as well as electronic banking processing to three additional banks.

Corporate Governance Matters

We maintain a website at www.baylake.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Baylake Corp. link on our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Lending

We offer short-term and long-term loans on a secured and unsecured basis for business and personal purposes. We make real estate, commercial/industrial, agricultural and consumer loans in accordance with the basic lending policies established by our board of directors. We focus lending activities on individuals and small businesses in our market area. Our lending activity has been historically concentrated primarily within the State of Wisconsin. We do not conduct any substantial business with foreign obligors. We serve a wide variety of industries including, on a limited basis, a concentration on businesses directly and indirectly related to the tourism/recreation related industries. Loans to customers in the tourism/recreation industry, including restaurants and lodging businesses, totaled approximately $103.3 million at December 31, 2010, or 16.4% of our aggregate loans outstanding at that date. Although competitive and economic pressures exist in this market segment, business remains relatively steady in the markets we serve. However, any deterioration in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing or tourism/recreation industries or otherwise) could have a material adverse effect on our business and operations. In particular, a decline in the Door County tourism business would not only affect our customers in the restaurant and lodging business, and therefore loans to such entities as described above, but could also affect loans and other business relationships with persons employed in that industry, as well as real estate values (including collateral values) in the area.

Our expansion into other market areas has reduced our concentration level in tourism/recreation related businesses over the last several years, but these types of businesses still remain an important element of the customer base that we serve.

Our total outstanding loans as of December 31, 2010 were approximately $629.9 million, consisting of 54.7% commercial real estate loans, 20.5% residential real estate loans, 8.8% construction and land development real estate loans, 11.7% commercial and industrial loans, 1.6% consumer loans and 2.7% municipal loans.

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

Deposits

We offer a broad range of depository products, including noninterest-bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2010, our total deposits were approximately $852.6 million, including interest-bearing deposits of $768.0 million and non-interest bearing deposits of $84.6 million.

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

Seasonality

The tourism/recreation industry, particularly in the Door County market, substantially affects our business with our customers, particularly those customers in the restaurant and lodging businesses. The tourist business of Door County is largely seasonal, with the vast majority of tourist vacationing beginning in early spring and continuing until late fall. Although businesses and customers involved in the delivery of tourism-related services have financial needs throughout the entire year, the seasonal nature of the tourism business tends to result in increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season.

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

Supervision and Regulation

We must comply with state and federal banking laws and regulations that control virtually all aspects of our operations. These laws and regulations generally aim to protect our depositors, not necessarily our shareholders or our creditors. Any changes in applicable laws or regulations may materially affect our business and prospects. Proposed legislative or regulatory changes may also affect our operations. The following description summarizes some of the laws and regulations to which we are subject. References to applicable statutes and regulations are brief summaries, do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•

Federal Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited federal deposit insurance on non-interest bearing transaction accounts at all insured depository institutions until December 31, 2012. The Dodd-Frank Act also changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminates the ceiling on the size of the Deposit Insurance Fund (the “DIF”) and increases the floor on the size of the DIF.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the Bureau, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. Because we have under $10 billion in total assets, however, the Federal Reserve Bank of Chicago (the “Reserve Bank”) will still continue to examine us at the federal level for compliance with such laws.

•

Interest on Demand Deposit Accounts. The Dodd-Frank Act repeals the prohibition on the payment of interest on demand deposit accounts effective one year after the date of enactment, thereby permitting depository institutions to pay interest on business checking and other accounts.

•

Mortgage Reform. The Dodd-Frank Act provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and makes more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Baylake Corp.

As a bank holding company, we are subject to regulation by the Board of Governors of the Federal Reserve (the “FRB”) and examination by the Federal Reserve Bank of Chicago (the “Reserve Bank”) under the BHCA and are required to file reports of our operations and such additional information as the FRB may require under FRB policy.

Permitted Activities

In 1999, Congress enacted the Gramm-Leach-Bliley Act (the “GLB Act”), which modernized the U.S. banking system by: (i) allowing bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities; (ii) allowing insurers and other financial services companies to acquire banks; (iii) removing restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and (iv) establishing the overall regulatory scheme applicable to bank holding companies that also engage in insurance and securities operations. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Activities that are financial in nature are broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or “complementary” activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. We have not elected to be certified as a financial holding company, so these restrictions will apply to us.

Changes in Control

Subject to certain exceptions, the BHC Act and the Change in Bank Control Act, together with the applicable regulations, require FRB approval (or, depending upon the circumstances, no notice of disapproval) prior to any person or company acquiring a “controlling interest” in a bank or bank holding company, which is presumed to exist where an individual or company acquires the power, directly or indirectly to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

As a bank holding company, we are required to obtain prior approval from the FRB before (i) acquiring all or substantially all of the assets of a bank or bank holding company, (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank’s voting shares), or (iii) merging or consolidating with any other bank or bank holding company.

Capital; Dividends; Source of Strength

The FRB imposes certain capital guidelines on bank holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These guidelines are described further below under “Capital Regulations.” If capital falls below the minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks, non-bank businesses or other bank holding companies.

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

Baylake Bank

The Bank is a banking institution that is chartered by and headquartered in the State of Wisconsin, and it is subject to supervision and regulation by the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”). The WDFI supervises and regulates all areas of the Bank’s operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank’s corporate affairs, the satisfaction of capital adequacy requirements, the payment of dividends and the establishment or closing of banking centers. The Bank is also a member of the FRB, which makes the Bank’s operations subject to broad federal regulation and oversight by the FRB. In addition, the Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law, and the FDIC has certain enforcement powers over the Bank.

Reserves

The FRB requires all depository institutions to maintain reserves against some transaction accounts. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements. An institution may borrow from the Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Reserve Bank’s credit standards.

Dividends

The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to us. The FRB may restrict the ability of the Bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including funds for acquisitions, payment of interest on our subordinated debentures and other debt obligations, payment of dividends and operating expenses. In addition, Wisconsin law requires that dividends of Wisconsin banks be paid out of current earnings or, no more than once within the immediate preceding two years, out of undivided profits. Any other dividends require the prior written consent of the WDFI.

FDIC Insurance and Assessments

The Bank pays its deposit insurance assessments to the DIF, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the DIF generally up to a maximum $250,000 per separately insured depositor.

In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guaranteed all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (“IOLTA”) and NOW accounts with interest rates no higher than 0.50% until June 30, 2010. Thus, under TAGP, all money in these accounts was fully insured by the FDIC regardless of the dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010 and then again until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for non-interest bearing transaction deposit accounts and IOLTAs (but not NOW accounts) for two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category to 0.775% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring institutions to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately one basis point of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates

The Bank is subject to federal and state statutory and regulatory restrictions on any extension of credit to us or our subsidiaries, on investments in our stock or other securities of our subsidiaries, on the payment of dividends to us, and on the acceptance of the stock or other securities of our subsidiaries as collateral for loans to any person. Limitations and reporting requirements are also placed on extensions of credit by the Bank to our directors and officers, to the directors and officers of our subsidiaries, to our principal shareholders and to “related interests” of such directors, officers and principal shareholders.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”) and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of our local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of our institution. The CRA requires the boards of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated and comprises the eight counties within the geographic area of Central and Northeast Wisconsin. The Bank’s board of directors is required to review the appropriateness of this delineation at least annually.

Capital Regulations

The FRB has adopted risk-based capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the FRB. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets, and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 Capital. Tier 1 Capital, which includes common shareholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and trust preferred securities, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder (“Tier 2 Capital”) may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total capital is the sum of Tier 1 Capital and Tier 2 Capital, less reciprocal holdings of other banking organizations’ capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the appropriate regulator.

The federal bank regulatory authorities have also adopted regulations that supplement the risk-based guidelines. These regulations generally require banks and bank holding companies to maintain a minimum level of Tier 1 Capital to total assets less goodwill of 4% (the “Leverage Ratio”). The FRB permits a bank to maintain a minimum 3% Leverage Ratio if the bank achieves a 1 rating under the CAMELS rating system in its most recent examination, as long as the bank is not experiencing or anticipating significant growth. The CAMELS rating is a non-public system used by bank regulators to rate the strengths and weaknesses of financial institutions. The CAMELS rating comprises six categories: capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%.

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expense resolution of bank failures. The capital-based regulatory framework consists of five categories of compliance with regulatory capital guidelines, including “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly under capitalized” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a Leverage Ratio of no less than 5%, a Tier 1 Capital ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well-capitalized” before the FRB will approve an application by a bank holding company to acquire or merge with a bank or bank holding company.

Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

As of December 31, 2010, we exceeded the guidelines contained in the applicable regulations, policies and directive pertaining to capital adequacy to be classified as “well-capitalized.”

Prompt Corrective Action

Immediately upon becoming undercapitalized, a depository institution becomes subject to the provisions of Section 38 of the FDIA, which (a) restricts payment of capital distributions and management fees; (b) requires that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (c) requires submission of a capital restoration plan; (d) restricts the growth of the institution’s assets; and (e) requires prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the DIF. These discretionary supervisory actions include: (i) requiring the institution to raise additional capital; (ii) restricting transactions with affiliates; (iii) requiring divestiture of the institution or sale of the institution to a willing purchaser; and (iv) any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Basel III

On December 17, 2009, the Basel Committee proposed significant changes to bank capital and liquidity regulation, including revisions to the definitions of Tier 1 Capital and Tier 2 Capital applicable to Basel III.

The short-term and long-term impact of the new Basel III capital standards and the forthcoming new capital rules to be proposed for non-Basel III U.S. banks is uncertain. As a result of the recent deterioration in the global credit markets and the potential impact of increased liquidity risk and interest rate risk, it is unclear what the short-term impact of the implementation of Basel III may be or what impact a pending alternative standardized approach to the Basel III option for non-Basel III U.S. banks may have on the cost and availability of different types of credit and the potential compliance costs of implementing the new capital standards.

On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which will increase existing capital requirements substantially over the next four years. These capital reforms were endorsed by the G20 at the summit held in Seoul, South Korea in November 2010.

Interstate Banking and Branching

The BHC Act was amended by the Interstate Banking Act. The Interstate Banking Act provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state.

State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted. States are not permitted to enact laws opting out of this provision; however, states are allowed to adopt minimum age restrictions requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before a bank may be subject to the Interstate Banking Act. The Interstate Banking Act, as amended by the Dodd-Frank Act, establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30% or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch of 10% or more of the deposits nationwide. States have the authority to waive the 30% deposit cap. State-level deposit caps are preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Wisconsin law permits a state bank to establish a branch of the bank anywhere in the state. Accordingly, under the Dodd-Frank Act, a bank with its headquarters outside the State of Wisconsin may establish branches anywhere in the State of Wisconsin.

Anti-money Laundering

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broad ended anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

Among other requirements, the USA PATRIOT Act and related regulations require banks to establish anti-money laundering programs. Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. We and our affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act.

Regulatory Enforcement Authority

Federal and state banking laws grant substantial regulatory enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory agencies.

Privacy

Under the Gramm-Leach-Bliley Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

Consumer Laws and Regulations

The Bank is also subject to other federal and state consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth below is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Check Clearing for the 21st Century Act, the Fair Credit Reporting Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair and Accurate Transactions Act, the Mortgage Disclosure Improvement Act and the Real Estate Settlement Procedures Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of its ongoing customer relations.

Employees

At December 31, 2010, we had 323 total employees, 272 of which were full-time, company-wide. We consider our relationship with our employees to be good.

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

Risk Factors

An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, the Form 10-K, including the matters addressed under the caption “Forward Looking Statements” above, you should carefully consider the risks described below before deciding whether to invest in our common stock. If any of the events highlighted in the following risks actually occurs, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be important to you, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Lending and Credit Activities

We are subject to lending concentration risks.

As of December 31, 2010, approximately 75.2% of our loan portfolio consisted of commercial and industrial, real estate construction and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Bank’s loan portfolio contains a number of larger commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

The United States economy has been in a downward cycle since the end of 2007, which has been marked by reduced business activity across a wide range of industries and regions. Many businesses are experiencing serious difficulties due to the lack of consumer spending and the lack of liquidity in the credit markets. In addition, unemployment has increased significantly and continues to grow.

The financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the resulting impact on sub-prime mortgages but has since spread to all mortgage and real estate asset classes, and to equity securities as well.

Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, any decline in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce our net income and profitability.

Since 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been negatively impacting the mortgage industry. Our financial results have been adversely affected by changes in real estate values, primarily in Northeastern Wisconsin. Decreases in real estate values have adversely affected the value of property used as collateral for loans as well as investments in our portfolio. Economic conditions experienced in 2007 through 2010 resulted in decreased demand for commercial real estate loans, and our net income and profits have suffered as a result.

The declines in home prices in many markets across the U.S., including Northeastern Wisconsin, along with the reduced availability of mortgage credit, also has resulted in increases in delinquencies and losses in our portfolio of loans related to residential real estate. Further declines in home prices within Northeastern Wisconsin coupled with the continued impact of the economic recession and high unemployment levels, could drive losses beyond the levels provided for in our allowance for loan losses, in which case our future earnings would be adversely affected.

Significant ongoing disruption in the secondary market for residential mortgage loans has limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac and Ginnie Mae loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales have resulted in price reductions in single family home values, adversely impacting the value securing mortgage loans held. Continued declines in real estate values and home sales volumes within Northeastern Wisconsin, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations.

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

Risks Related to Our Operations

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

During 2008 and continuing thru 2010, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts now are insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the Deposit Insurance Fund. In order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC has increased assessment rates of the insured institutions and, on November 12, 2009, adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

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

The upheaval in the financial markets over the past three years has adversely impacted investor demand for all classes of securities and has resulted in volatility in the fair values of our investment securities. Significant prolonged reduction in investor demand could result in lower fair values for these securities and may result in recognition of an other-than-temporary impairment charge, which would have a direct adverse impact on our consolidated results of operations. In assessing whether any impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

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

Impairment of deferred income tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2010, net deferred tax assets are approximately $9.2 million. If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to attract and retain skilled personnel.

Our success depends, in large part, on our ability to attract and retain key personnel. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

The overall business environment during 2010 has been adverse for many households and businesses in Northeast Wisconsin. The business environment in the markets in which we operate has been adversely affected and continues to deteriorate, albeit at a moderating pace. It is possible that the business environment in Northeastern Wisconsin will continue to deteriorate for the foreseeable future. Such conditions could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, we cannot be assured that any such failures, interruptions or security breaches will not occur or, if they do, that they will be addressed adequately. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition.

Risks Related to Legal and Regulatory Compliance

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

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that much of the details and substance of the new laws will be implemented through agency rulemaking.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. This law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements of the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.

Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on us. For example, one year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibition on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through January 1, 2013.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Examination and enforcement authority with respect to such consumer protection laws for banks with assets of $10 billion or less, such as the Bank, will remain with their primary federal regulator.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Regulatory oversight of us and the Bank has increased.

On December 23, 2010, the Bank entered into a Written Agreement with the Reserve Bank and the WDFI (the “Written Agreement”). Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to: (a) further reduce the Bank’s concentration of commercial real estate loans; (b) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $0.5 million which are now or in the future become past due more than 90 days, are on the Bank’s problem loan list, or are adversely classified in any report of examination of the Bank; (c) review and revise, as appropriate, the Bank’s current policy for determining, documenting and recording an adequate allowance for loan losses and maintain sound processes for compliance with the same; and (d) improve the Bank’s earnings and overall condition. In addition, the Bank has agreed that it will: (a) not extend, renew or restructure any credit that has been criticized by the Reserve Bank or the WDFI absent prior board of directors’ approval in accordance with the restrictions in the Written Agreement; and (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Reserve Bank. In addition, we have agreed that we will: (a) not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval; (b) refrain from incurring or guaranteeing any debt without the prior written approval of the Reserve Bank; and (c) refrain from purchasing or redeeming any shares of our stock without the prior written consent of the Reserve Bank. Under the terms of the Written Agreement, both we and the Bank have agreed to: (a) submit for approval plans to maintain sufficient capital on a consolidated basis, and the Bank, on a stand-alone basis; (b) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers and legal and regulatory limitations on indemnification payments and severance payments; and (c) refrain from declaring or paying dividends absent prior regulatory approval. Failure to comply with the provisions of the Written Agreement could result in the imposition of additional restrictions and/or sanctions by the Reserve Bank and WDFI and could have a material adverse effect on our financial condition and results of operations.

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

External Risks

We may be adversely affected by the soundness of other financial institutions.

Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investments banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by a counterparty. In addition, our credit risk may be heightened when the collateral we hold cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our consolidated financial condition and results of operations.

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

Strategic Risks

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

Reputation Risks

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

Ethics or conflict of interest issues could damage our reputation.

We have established a Code of Conduct and related policies and procedures to address the ethical conduct of business and to avoid potential conflicts of interest. Any system of controls, however well designed and operated, is based, in part, on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Conduct could have a material adverse effect on our reputation, business, results of operations and/or financial condition.

Liquidity Risks

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

The holding company cannot rely on dividends from the Bank.

Our holding company is a separate and distinct legal entity from its subsidiaries. Historically, it has received substantially all of its revenue in the form of dividends from the Bank. Federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the holding company. The Bank is also restricted by the Written Agreement from paying any dividends to us without prior written consent of the Reserve Bank. Also, a holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the holding company, when needed, the holding company may not be able to service debt or pay its obligations, including dividends on the Trust Preferred Stock and Convertible Promissory Notes. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to an Investment in Our Common Stock

Limited trading activity for shares of our common stock may contribute to price volatility.

While our common stock is traded on the Over-the-Counter Bulletin Board, there has been limited trading activity in our common stock. Due to the limited trading activity of our common stock, relatively small trades may have a significant impact on the price of our common stock.

Our securities are not an insured deposit.

Securities issued by us are not a Bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Securities are subject to investment risk, and investors must be able to afford the loss of their entire investment.

You may not receive dividends on your investment in our common stock.

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital. In addition, under the terms of our junior subordinated debentures, we would be precluded from paying dividends on our common stock if we were in default under the debentures, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred. No cash dividends were declared during 2009 and 2010. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. There is no assurance if or when we will be able to resume paying dividends to our shareholders or if we do, in what amounts. In order to pay dividends, we will need to seek approval from the WDFI as well as the FRB.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

On March 31, 2006, we issued $16.1 million of floating rate junior subordinated debentures in connection with a $16.1 million trust preferred securities issuance by our subsidiary, Baylake Capital Trust II. The 2006 junior subordinated debentures mature in June of 2036. The purpose of the transaction was to raise additional capital in order for us to redeem our trust preferred securities issued by our subsidiary Baylake Capital Trust I.

Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. We are currently restricted by the Written Agreement from paying any interest on the junior subordinated debentures without prior approval from the Reserve Bank.

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

During 2009 and 2010, we issued $9.45 million of our 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes are senior to our junior subordinated debentures issued in connection with trust preferred securities, as well as shares of our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our Convertible Notes must be satisfied before any distributions can be made to the holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters and twenty-six branches. The main office is located in Sturgeon Bay, Wisconsin and the branches are distributed by county as follows: seven in Brown County, seven in Door County, one in Green Lake County, four in Kewaunee County, one in Manitowoc County, one in Outagamie County, four in Waupaca County and one in Waushara County.

The main office building located in Sturgeon Bay serves as our corporate headquarters and main banking office. The main office also accommodates our expanded business, primarily an insurance agency (Baylake Insurance Agency) and brokerage service. The twenty-six branches owned by the Bank are in good condition and considered adequate for present and near term requirements. In addition, the Bank owns other real property that we do not consider in the aggregate to be material to our consolidated financial position. All of such other real property is reserved for future expansion and is located in the following Wisconsin municipalities: Berlin, Appleton, Neenah, and Oshkosh.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our consolidated financial statements.

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

	Calendar Period	High	Low	Cash Dividends per share
2010	4th Quarter	$4.50	$3.96	$ —
	3rd Quarter	$4.95	$3.85	$ —
	2nd Quarter	$5.45	$3.85	$ —
	1st Quarter	$4.50	$2.80	$ —

2009	4th Quarter	$3.75	$2.50	$ —
	3rd Quarter	$4.20	$2.99	$ —
	2nd Quarter	$4.95	$1.85	$ —
	1st Quarter	$5.05	$1.55	$ —

We had approximately 1,738 shareholders of record at February 25, 2011. The number of shareholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital, as discussed further in Item 7, Management Discussion and Analysis of Financial Condition and Results of Operation-Capital Resources. In addition, under the terms of our junior subordinated debentures due 2036, we would be precluded from paying dividends on our common stock if we were in default under the debentures, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred.

No cash dividends were declared during 2009 or 2010. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. The payment of dividends in relationship to our financial position continues to be monitored on a quarterly basis and our intentions are to reinstate payment of dividends at the earliest appropriate opportunity. However, there is no assurance if or when we will be able to do so or if we do, in what amounts. Furthermore, pursuant to the Written Agreement, we will need to seek approval from the WDFI as well as the FRB prior to paying any dividends while the Written Agreement is in effect. In the event and at such time as we do resume payment of quarterly dividends, we maintain a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of our common stock in lieu of receiving cash dividends. Such shares may be newly issued or acquired by us in the open market. New shares issued under this plan are limited to one million over the life of the plan.

In 2009 and 2010, we completed closings for a private placement of 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes were offered and sold primarily to "accredited investors" as defined in Securities Act of 1933 and up to 35 non-accredited investors in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 thereunder. At the closings, we issued in aggregate $9.45 million of Convertible Notes. The proceeds of this financing were contributed, in part, as additional capital to the Bank and otherwise used for general corporate purposes.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1 and October 1 of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Convertible Notes.

We did not sell any securities without registration during the fourth quarter of 2010.

Performance Graph

The following graph shows the cumulative stockholder return on our common stock over the last five fiscal years compared to the returns of Standard & Poors 500 Stock Index and the NASDAQ Bank Index, prepared for NASDAQ by the Center for Research in Securities Prices at the University of Chicago.

Cumulative Total Return(1)

			At December 31,
	2005	2006	2007	2008	2009	2010
Baylake Corp.	100.00	103.07	69.57	33.61	18.82	27.56
NASDAQ Bank Index	100.00	111.01	86.51	65.81	53.63	60.01
S&P 500	100.00	113.62	117.63	72.36	89.33	100.75

(1)	Assumes $100 invested on December 31, 2005 in each of Baylake Corp. common stock, the Standard & Poors 500 Stock Index and the NASDAQ Bank Index. Dividends are assumed to be reinvested.

ITEM 6. SELECTED FINANCIAL DATA

BAYLAKE CORP.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

		Year Ended December 31, (dollars in thousands, except per share data)
	2010	2009	2008	2007	2006

Results of operations:
Interest and dividend income	$45,050	$47,468	$57,276	$69,668	$70,014
Interest expense	12,825	18,259	28,227	38,753	36,378
Net interest income	32,225	29,209	29,049	30,915	33,636
Provision for loan losses	7,350	6,500	17,961	9,761	903
Net interest income after provision for loan losses	24,875	22,709	11,088	21,154	32,733
Non-interest income	8,955	12,485	9,257	9,174	9,737
Non-interest expense	33,609	29,978	38,022	32,578	32,329
Income (loss) before provision (benefit) for income taxes	221	5,216	(17,677)	(2,250)	10,141
Income tax provision (benefit)	(916)	887	(7,860)	(2,416)	2,765

Net income (loss)	$1,137	$4,329	$(9,817)	$166	$7,376
Per Share Data: (1)
Net income (loss) per share (basic)(1)	$0.14	$0.55	$(1.24)	$0.02	$0.95
Net income (loss) per share (diluted)(1)	0.14	0.55	(1.24)	0.02	0.94
Cash dividends per common share	—	—	—	0.64	0.64
Book value per share at end of period	9.74	9.43	8.72	10.18	10.50

Selected Financial Condition Data (at December 31):
Total assets	$1,053,118	$1,044,457	$1,062,913	$1,106,616	$1,111,684
Securities	266,760	204,834	225,417	222,475	188,315
Gross loans	629,891	651,894	728,722	760,210	819,568
Total deposits	852,566	831,629	849,758	884,185	878,911
Short-term borrowings (2)	19,236	21,122	30,174	27,174	4,480
Other borrowings (3)	70,000	85,000	85,095	85,172	115,179
Subordinated debentures	16,100	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	5,350	—	—	—
Total shareholders’ equity	77,067	74,598	68,954	80,262	82,193

Performance Ratios:
Return on average assets	0.11%	0.41%	(0.91)%	0.02%	0.67%
Return on average total shareholders’ equity	1.45	6.01	(12.35)	0.21	9.33
Dividend payout ratio	—	—	—	3,030.48	67.67
Net interest margin (4)	3.55	3.18	3.11	3.21	3.44
Net interest spread (4)	3.44	3.04	2.89	2.80	3.05
Non-interest income to average assets	0.86	1.19	0.86	0.83	0.89
Non-interest expense to average assets	3.23	2.86	3.53	2.96	2.94
Net overhead ratio (5)	2.37	1.67	2.67	2.12	2.06
Average loan-to-average deposit ratio	77.39	83.34	87.18	91.24	94.73
Average interest-earning assets to average interest-bearing liabilities	107.75	107.07	107.41	110.58	111.09
Efficiency ratio (6)	82.11	77.46	97.54	78.93	72.48

		Year Ended December 31, (dollars in thousands, except per share data)
	2010	2009	2008	2007	2006

Asset Quality Ratios: (7)
Non-performing loans to total loans	2.59%	4.38%	6.04%	4.94%	3.40%
Allowance for loan losses to:
Gross loans	1.81	1.47	1.86	1.56	0.98
Non-performing loans	69.71	33.51	30.78	31.53	29.46
Net charge-offs to average loans	0.85	1.50	2.18	0.74	0.29
Non-performing assets to total assets	3.08	4.18	4.82	3.86	3.02

Capital Ratios: (8)
Shareholders’ equity to assets	7.32%	7.14%	6.49%	7.25%	7.39%
Tier 1 risk-based capital	10.25	10.22	8.47	10.07	10.00
Total risk-based capital	12.76	12.18	9.72	11.32	10.87
Leverage ratio	7.41	7.60	6.68	8.34	8.53

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.
(2)	Consists of federal funds purchased and repurchase agreements.
(3)	Consists of Federal Home Loan Bank term notes and borrowings from an unaffiliated correspondent bank.
(4)

Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net overhead ratio represents the difference between non-interest expense and non-interest income, divided by average assets.
(6)

Efficiency ratio represents non-interest expense, excluding gains/losses from sales of fixed assets, divided by the sum of tax equivalent interest income and non-interest income, excluding gains/losses from sales of securities.

(7)

Non-performing loans consist of non-accrual loans, loans 90 days or more past due but still accruing interest and restructured loans. Non-performing assets include non-performing loans and foreclosed assets.

(8)

The capital ratios are presented on a consolidated basis. For information on our regulatory capital requirements, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources" and Item 1. "Business-Supervision and Regulation".

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

There are many factors affecting the ALL, some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional PFLL could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulatory credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

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

Provision for Impairment of Standby Letters of Credit: The provision for losses on standby letters of credit represents management’s estimate of probable incurred losses with respect to off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of further impairment, a provision for impairment of standby letters of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. See the Non-Interest Expense discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section for further information.

Income Tax Accounting: The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the deferred income tax assets on our December 31, 2010 balance sheet are recoverable, and the deferred income tax liabilities are adequate and fairly stated in the consolidated financial statements. See Note 16-”Income Tax Expense” to our consolidated financial statements for further information.

Overview

We are a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to our business, individual or retail, and municipal customers, as well as a full range of trust, investment and cash management services. We are the bank holding company of the Bank, a Wisconsin state-chartered bank and a member bank of the Reserve Bank and Federal Home Loan Bank of Chicago.

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

During the first quarter of 2009 through the fourth quarter of 2010, our regulatory capital ratios and those of the Bank were in excess of the levels established by regulatory agencies for “well capitalized” financial institutions. Prior to that, during the fourth quarter of 2008, our regulatory capital ratios and those of the Bank fell below “well capitalized” levels, but remained in excess of levels established for “adequately capitalized” financial institutions. Significant emphasis was placed on returning to well-capitalized levels during the first quarter of 2009. Action taken included realizing gains on the sale of securities, reallocating assets to lower risk-weighted levels and significant reductions in non-interest expenses.

Performance Summary

The following is a brief summary of some of the factors that affected our operating results in 2010. See the remainder of this section for a more thorough discussion.

We reported net income of $1.1 million for the year ended December 31, 2010, a decrease of $3.2 million compared to net income of $4.3 million in 2009. Both basic and diluted income per share were $0.14 for 2010 compared to $0.55 for 2009. Return on average assets for the year ended December 31, 2010 was 0.11% compared to 0.41% for the year ended December 31, 2009. The return on average equity was 1.45% for 2010 compared to 6.01% for 2009. No cash dividends were declared in 2010 or 2009.

Key factors behind these results were:

•

Net interest income and net interest margin improved in 2010, as the rates paid on interest-bearing liabilities decreased at greater levels than the decrease in rates on our interest-earning assets, thereby increasing interest rate spread.

•

Tax-equivalent net interest income was $33.3 million for 2010, an increase of $2.9 million or 9.5% from $30.4 million for 2009. Tax-equivalent interest income decreased $2.6 million, while interest expense decreased $5.5 million.

•

The net interest margin for 2010 was 3.55%, compared to 3.18% in 2009. The 37 basis point (bp) increase in net interest margin largely resulted from a 40 bp increase in interest rate spread, which was caused by an 18 bp decrease in the return on interest-earning assets, offset by a 58 bp decrease in the cost of interest-bearing liabilities.

•

Charge-offs decreased from a year ago. Net loan charge-offs were $5.4 million in 2010, a decrease of $5.1 million compared to $10.5 million for 2009. Net loan charge-offs for commercial real estate loans represented $4.1 million of the $5.4 million total in 2010. Net loan charge-offs represented 0.85% of average loans in 2010 compared to 1.50% in 2009. The PFLL increased to $7.4 million for 2010 compared to $6.5 million for 2009 due to increased provision in general reserves.

•

Non-interest income was $9.0 million for 2010, a decrease of $3.5 million or 28.0% from 2009 resulting from a $2.8 million decrease in net gains from sales of securities and a $1.1 million decrease in gains on sale of loans, offset by a $0.3 million increase in fees from fiduciary activities.

•

Non-interest expense was $33.6 million for 2010, an increase of $3.6 million or 12.0% over 2009. This was primarily the result of a $1.6 million increase in the operation of foreclosed properties, a $0.7 million increase in the provision on a standby letter of credit, a $0.7 million increase in the valuation provision for loans held for sale and a $0.3 million increase in FDIC insurance expense.

•	Provision for income taxes resulted in a tax benefit of $0.9 million for 2010 versus a tax expense of $0.9 million for 2009.

STATEMENT OF OPERATIONS ANALYSIS

Table 1: Average Balances and Interest Rates (interest and rates on a tax-equivalent basis)

				Year ended December 31, (dollars in thousands)

	2010			2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:
Interest-Earning Assets
Loans, net [1,2]	$642,312	$35,962	5.60%	$699,090	$39,022	5.58%	$743,930	$46,640	6.27%
U.S. Treasuries	493	—	—	2,856	—	—	—	—	—
US government sponsored agencies	170,524	5,858	3.44	144,897	5,761	3.98	151,622	7,122	4.70
State and municipal obligations[1]	49,185	2,704	5.50	41,821	2,506	5.99	55,268	3,368	6.09
Other securities	27,319	1,475	5.40	19,055	1,232	6.47	21,488	1,400	6.52
Federal funds sold	1,692	4	0.24	3,191	10	0.31	7,003	149	2.13
Other money market instruments	46,917	112	0.24	44,695	105	0.23	2,988	76	2.55
Total earning assets	938,442	46,115	4.91%	955,605	48,636	5.09%	982,299	58,755	5.98%
Non-interest earning assets	103,640			94,042			96,137
Total assets	$1,042,082			$1,049,647			$1,078,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities
NOW accounts	$154,035	542	0.35%	$135,430	554	0.41%	$123,404	1,556	1.26%
Savings accounts	248,903	1,682	0.68	231,315	1,723	0.74	232,495	4,312	1.85
Time deposits>$100M	133,894	3,257	2.43	178,995	6,440	3.60	211,476	9,322	4.41
Time deposits<$100M	209,212	4,187	2.00	220,750	6,575	2.98	213,147	8,671	4.07
Total interest-bearing deposits	746,044	9,668	1.30	766,490	15,292	2.00	780,522	23,861	3.06
Federal funds purchased	13	—	—	322	2	0.62	2,888	86	2.98
Repurchase agreements	24,614	95	0.39	23,028	164	0.71	29,861	695	2.33
FHLB advances	75,877	1,926	2.54	85,029	2,272	2.67	85,145	2,791	3.28
Subordinated debentures	16,100	276	1.71	16,100	365	2.27	16,100	794	4.93
Convertible promissory notes	8,263	860	10.41	1,506	164	10.89	—	—	—
Total interest-bearing liabilities	870,911	12,825	1.47%	892,475	$18,259	2.05%	914,516	28,227	3.09%
Demand deposits	83,898			72,368			72,852

				Year ended December 31, (dollars in thousands)

	2010			2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Accrued expenses and other liabilities	8,884			12,724			11,546
Stockholders’ equity	78,389			72,080			79,522
Total liabilities and shareholders’ equity	$1,042,082			$1,049,647			$1,078,436
Net interest income and rate spread[3]		$33,290	3.44%		$30,377	3.04%		$30,528	2.89%
Net interest margin[4]			3.55%			3.18%			3.11%

1	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
2	The average loan balances and rates include non-accrual loans.
3

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

4	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

Table 2: Rate/Volume Analysis (1)

	2010 compared to 2009 Increase (Decrease) due to			2009 compared to 2008 Increase (Decrease) due to

	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest income:
Loans (2)	$(3,238)	$178	$(3,060)	$(2,707)	$(4,911)	$(7,618)
U.S. Treasuries	—	—	—	—	—	—
U.S. government sponsored agencies	941	(844)	97	(305)	(1,056)	(1,361)
State and municipal obligations (2)	(106)	304	198	(852)	(10)	(862)
Other securities	470	(227)	243	(157)	(11)	(168)
Federal funds sold	(4)	(2)	(6)	(54)	(85)	(139)
Other money market instruments	4	3	7	158	(129)	29
Total interest-earning assets	(1,933)	(588)	(2,521)	(3,917)	(6,202)	(10,119)
Interest expense:
NOW accounts	71	(83)	(12)	139	(1,141)	(1,002)
Savings accounts	126	(167)	(41)	(22)	(2,567)	(2,589)
Time deposits	(1,721)	(3,850)	(5,571)	(1,012)	(3,966)	(4,978)
Federal funds purchased	(3)	1	(2)	(45)	(39)	(84)
Repurchase agreements	11	(80)	(69)	(132)	(399)	(531)
FHLB advances	(236)	(110)	(346)	(4)	(515)	(519)
Subordinated debentures	—	(89)	(89)	—	(429)	(429)
Convertible promissory notes	696	—	696	164	—	164
Total interest-bearing liabilities	(1,056)	(4,378)	(5,434)	(912)	(9,056)	(9,968)
Net interest income	$(877)	$3,790	$2,913	$(3,005)	$2,854	$(151)

(1)	The change in interest due to both rate and volume has been allocated proportionally to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2010 compared to 2009

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

Table 1 provides average balances of interest-earning assets and interest-bearing liabilities, interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest spread, and net interest margin on a tax-equivalent basis for the years ended December 31, 2010, 2009 and 2008.

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $32.2 million for 2010, compared to $29.2 million for 2009. Net interest income in both 2010 and 2009 was negatively impacted by the high level of non-performing loans for which interest income is not recognized. However, non-performing loans declined $10.1 million from the end of 2009 to the end of 2010. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.1 million for 2010 and $1.2 million for 2009 resulted in a tax-equivalent net interest income of $33.3 million and $30.4 million, respectively. The net interest margin for 2010 was 3.55% compared to 3.18% in 2009. The 37 bps increase in net interest margin is attributable to a 40 bp increase in interest rate spread, which resulted from an 18 bp decline in return on interest-earning assets, offset by a 58 bp decrease in the cost of interest-bearing liabilities in 2010.

In the latter part of 2010, we positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, future rate increases will impact net interest income positively. We expect that in a gradually increasing rate environment, our statement of operations would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of increases could affect that trend.

As shown in the rate/volume analysis in Table 2, volume changes resulted in a $0.9 million decrease to tax-equivalent net interest income in 2010. The decrease in and changes in the composition of earning assets resulted in a $1.9 million decrease to tax equivalent interest income in 2010 offset by a $1.0 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $0.6 million but were more than offset by rate changes on interest-bearing liabilities that decreased interest expense by $4.4 million, for a net impact of $3.8 million due to changes in interest rates.

For 2010, the yield on earning assets declined to 4.91% from 5.09% in 2009, which was the combined effect of an increase of 2 bps in the loan yield, a 49 bp decline in the yield on tax-exempt securities, a 7 bp decrease in the yield on federal funds sold, a 1 bp increase in the yield on money market instruments, and a 161 bp decline in yields on taxable securities. The average loan yield was 5.60% in 2010 and 5.58% in 2009. Loan yields remained fairly constant in 2010 as non-performing loan balances declined to offset reduced loan yields on new loan originations.

For 2010, the cost of interest-bearing liabilities decreased by 58 bps from 2.05% in 2009, to 1.47%, resulting, in part, from a continuing decrease in interest rates, generally, in 2010. The combined average cost of interest-bearing deposits was 1.30%, down 70 bps from 2009, primarily resulting from the continued low short-term interest rate environment during 2010. Also contributing to the decrease was the cost of wholesale funding, comprising repurchase agreements (down 32 bps to 0.39%); FHLB advances (down 13 bps to 2.54%), subordinated debentures (down 55 bps to 1.69%), and convertible promissory notes (down 46 bps to 10.26%). All of these items were impacted favorably by the low interest rate environment for wholesale funding costs during the year. During 2010, $55.0 million of FHLB borrowings were refinanced at lower interest rates and maturities were extended at fixed rates to lengthen the average maturity of our funding sources.

Average earning assets were $938.4 million in 2010, compared to $955.6 million in 2009. Average loans outstanding declined 8.1% to $642.3 million in 2010 from $699.1 million in 2009. Average loans to average total assets decreased to 61.6% in 2010 from 66.6% in 2009. For 2010, tax-equivalent interest income on loans decreased $3.1 million, of which $3.2 million related to the decline in average outstanding balances, offset by a $0.1 million increase related to the lower yields on such loans. Average balances of securities and short-term investments increased $39.6 million. Tax-equivalent interest income on securities and short-term investments increased $1.3 million from volume changes, and decreased $0.8 million from the impact of the rate environment, for a net increase of $0.5 million in tax-equivalent interest income on securities in our investment portfolio.

Average interest-bearing liabilities decreased $21.6 million in 2010 from 2009 levels, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) increased $14.0 million. The increase in net free funds is primarily attributable to an increase in demand deposits. Average demand deposits increased by $11.5 million, or 15.9%. Average interest-bearing deposits declined $20.4 million, or 2.7%, to $746.0 million. This decline resulted from a decline in time deposits (both less than and greater than $100,000) offset by increases in interest-bearing demand deposits and savings deposits. Interest expense on interest-bearing deposits decreased $1.5 million from the volume and mix changes and $4.1 million from impact of the rate environment, resulting in an aggregate decrease of $5.6 million in interest expense on interest-earning deposits. Average wholesale-funding sources decreased by $1.1 million during 2010. For 2010, interest expense on wholesale funding sources decreased by $0.3 million from 2009 due to declining interest rates and reductions in average outstanding balances.

Provision for Loan Losses

The PFLL is the periodic cost of providing an allowance for probable and inherent losses in our loan portfolio. The ALL consists of specific and general components. Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined in the accounting guidance. The specific component relates to loans that are individually classified as impaired. These loans identified for impairment are assigned a loss allocation based upon that analysis. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, non-accrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

Net loan charge-offs for the year ended December 31, 2010 were $5.4 million compared to net charge-offs of $10.5 million for 2009. Net charge-offs to average loans were 0.85% for 2010 compared to 1.50% in 2009. Non-performing loans decreased by $10.1 million (38.0%), to $16.5 million at December 31, 2010, from $26.6 million at December 31, 2009. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Non-Performing Loans and Foreclosed Properties” sections below for more information related to non-performing loans.

PFLL for the year ended December 31, 2010 was $7.4 million compared to $6.5 million for the same period in 2009. Our management believes that the ALL as of December 31, 2010 is adequate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting non-performing loans. We are continually monitoring non-performing loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Risk Management and the Allowance for Loan Losses” in Item 7 below for more information related to non-performing loans.

Non-Interest Income

Trust service fees, fees from loan servicing, gains from the sales of loans, gains from the sale of securities, income from our UFS subsidiary and service charges are the primary components of non-interest income. Total non-interest income for 2010 was $9.0 million, a $3.5 million or 28.0% decrease from $12.5 million in 2009. This decrease was due primarily to a $2.8 million decrease in gains from the sale of securities in our investment portfolio and a $0.9 million decrease in gains from the sale of loans. The non-interest income to average assets ratio was 0.86% for the year ended December 31, 2010 compared to 1.19% for the same period in 2009.

A net loss of $0.1 million was recognized from the sale of loans in 2010 compared to a gain of $1.0 million in 2009. The main item impacting the reduction in gains was a $1.8 million loss on the sale of a pool of loans that were placed for sale through a loan sale advisor in the fourth quarter of 2010. This sale included general representations and warranties on the underlying loans sold, which if violated, could require us to repurchase the loans. An offer of $3.6 million was accepted on certain loans in the pool with an aggregate principal amount of $7.9 million and a carrying value of $5.3 million, and the sale closed on December 29, 2010. A loss on the sale of loans of $1.8 million was recorded upon consummation of the sale, including loan sale fees in the amount of $0.1 million incurred in connection with the transaction. This transaction resulted in a reduction of $5.3 million in the Bank’s nonperforming loans.

Gains from the sale of securities in our investment portfolio of $1.4 million were realized in 2010 compared to $4.2 million in 2009. These gains were available due to the low interest rate environment and allowed us to better position the investment portfolio.

Gains on residential mortgage loans sold in the secondary market increased from $0.9 million in 2009 to $1.4 million in 2010, an increase of $0.5 million, or 55.6%. The increase was driven by a low interest rate environment, which led to strong refinance business. This level of mortgage refinance business is not expected to recur in 2011. Also positively impacting the gain on sale was an increase of $0.1 million in new mortgage servicing rights on loans sold in the secondary market with servicing rights retained.

Fees from fiduciary services increased $0.3 million, or 33.3%, from $0.6 million in 2009 to $0.9 million in 2010. Trust estate business was the primary driver of the increase in fees. Also positively impacting 2010 non-interest income was a $0.3 million reduction in mortgage servicing rights valuation declines.

Non-Interest Expense

Non-interest expense in 2010 increased to $33.6 million from $30.0 million in 2009, for an increase of $3.6 million (12.0%), primarily as a result of an increase in the provision for impairment of standby letters of credit, an increase in expenses related to the operation of foreclosed properties, an increase in the valuation allowance for loans held for sale, an increase in FDIC insurance expense, and an increase in salary and benefit expense.

Salaries and employee benefits expense is the largest component of non-interest expense, totaling $16.6 million in 2010, an increase of $0.4 million or 3.1% from 2009, as a result of increased commission expenses and health insurance costs, partially offset by a reduction in 401K plan contributions. Commissioned salespersons, including financial advisors and mortgage originators, are paid a base salary plus commissions. Based on increased mortgage originations in 2010, mortgage commission expense increased $0.1 million. Financial advisor commissions were also up $0.1 million in 2010 due to the attainment of elevated production levels. The number of full-time equivalent employees decreased from 306 in 2009 to 305 in 2010. In addition, due to our financial results in 2010 falling below our targeted performance levels, there were no management incentive bonuses earned in 2010. There were no management bonuses paid in 2009 either, due to financial performance and other performance objectives not being met.

Also contributing to the change in salary and employee benefits were lower expenses related to the Bank’s Supplemental Executive Retirement Plan (“Plan”), which is intended to provide deferred compensation in excess of that available under our other retirement programs to certain management and highly-compensated employees who have contributed and are expected to continue to contribute to our success. Costs associated with the Plan amounted to $0.2 million for 2010, a decrease of $0.1 million from 2009, due to a decrease in the earnings on investment balances and not as a result of bank contributions. No Bank contribution will be made in 2011 based on our 2010 financial performance.

Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. An increase in health insurance costs is expected for 2011. Benefit expense is up $0.2 million from 2009 due, in part, to an increase of $0.3 million in group health insurance costs, offset by a decrease of $0.1 million in our 401K plan contributions. The employer 5% matching of 401K contributions was eliminated effective April 2009 and the 2% end-of-year employer contribution was also suspended effective January 2009. There were no matching or end-of-year 401K contributions made in 2010.

Net occupancy expense for 2010 decreased $0.1 million, or 4.2%, to $2.3 million in 2010 compared to $2.4 million in 2009. During August of 2010, we did not renew the lease at our Howard financial center located in the city of Green Bay, Wisconsin and ceased operations at that location. Losses of $0.08 million were incurred on the write-off of the leasehold improvements. This resulted in reduced occupancy expenses in the latter part of 2010.

Data processing and courier expense in 2010 decreased $0.1 million, or 8.1%, compared to 2009. Effective January 2009, we received a monthly volume discount for our data processing services. This resulted in a $0.2 million reduction in expenses in 2009 and 2010. Management estimates that data processing expense should show minimal increases in the future with adjustments related only to any volume-related increases that may occur.

Income from foreclosed properties is netted against foreclosed property expenses in the determination of net foreclosed property expense. Foreclosed properties reflected a net expense from the operation of such real estate of $2.8 million in 2010 compared to $1.2 million in 2009, an increase of $1.6 million, or 133.6%. Provision for valuation reductions of foreclosed properties were charged to 2010 operations in the amount of $2.1 million, reflecting a decline in perceived market values of properties obtained by us in collection efforts. This compared to $0.7 million in 2009. A net gain of less than $0.1 million was recognized on the sale of foreclosed properties in 2010 compared to a net gain of $0.1 million in 2009.

The provision for impairment loss on letters of credit relates to a liability for our exposure on a specific standby letter of credit that supports secondary market financing on behalf of the borrower. In the fourth quarter of 2010, a provision of $0.7 million was recorded based on updated valuations of the collateral supporting the letter of credit. We believe the collateral will be sufficient to support the balance of this standby letter of credit, net of the provision, at December 31, 2010. Collateral primarily consists of two properties that we are actively attempting to dispose of. If a further decline in collateral values occurs, we may need to provide additional reserves with respect to this off-balance sheet commitment. In January 2010, a $3.0 million payment was made to the bondholder to reduce our exposure on the letter of credit. A majority of this exposure had been incurred and reflected in our operating results in years prior to 2009.

FDIC insurance premiums increased to $2.7 million for 2010 from $2.3 million for the same period a year ago. FDIC insurance premiums consist of two components: deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (“DIF”) of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. The Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 to 45 bps.

In addition, in response to losses incurred by the DIF in 2008 and early 2009, on May 22, 2009 the FDIC imposed a special assessment of 5 bps on each FDIC-insured depository institution’s total assets, minus Tier 1 capital, calculated as of June 30, 2009. The special assessment, however, may not exceed 10 bps of an institution’s domestic deposits. The special assessment to the Bank was $0.5 million.

On November 12, 2009, the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The FDIC Board also voted to adopt a uniform 3 bps increase in assessment rates effective on January 1, 2011. We were required to prepay approximately $6.7 million in premiums in December 2009, although such premiums were not and will not be taken as a charge against our operations until the period for which they apply.

Loan and collection expenses were $0.1 million higher in 2010 than in 2009. This is primarily related to costs on loans that are in the collection process that have not been transferred to foreclosed properties and includes costs incurred for property management fees, real estate taxes, insurance and operating expenses. A majority of our legal services deemed appropriate in resolving nonperforming loans, which had been provided by our internal legal staff in prior years, are outsourced. These external legal costs totaled $0.2 million in 2010 compared to $0.3 million in 2009. In 2011, loan and collection costs are expected to continue at a comparable level as 2010 unless and until the volume of nonperforming loans declines further.

Costs related to other outside services totaled $0.8 million in 2010, $0.1 million higher than in 2009. The primary reason for the increase of $0.1 million was due to expenses of $0.1 million incurred in connection with the sale of a pool of loans in December 2010.

Off-Balance Sheet Arrangements

We do not use interest rate contracts (e.g. swaps), forward loan sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of December 31, 2010 and 2009 in the amount of $199.3 million and $182.7 million, respectively. These are further explained in Note 14 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes

Income tax benefit totaled $0.9 million in 2010, compared to income tax expense of $0.9 million in 2009. The decreased tax expense in 2010 reflected the decrease in our taxable income before income taxes in 2010 compared to 2009.

See Note 1, “Nature of Business and Summary of Significant Accounting Policies” and Note 16, “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income tax accounting. Income tax expense recorded in the consolidated statements of operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes and is, therefore, considered a critical accounting policy. We undergo examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

2009 compared to 2008

Net Interest Income

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $29.2 million for 2009, compared to $29.0 million for 2008. Net interest income in both 2009 and 2008 was negatively impacted by the high level of non-performing loans for which interest income is not recognized. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.2 million for 2009 and $1.5 million for 2008 resulted in a tax-equivalent net interest income of $30.4 million and $30.5 million, respectively. The net interest margin for 2009 was 3.18% compared to 3.11% in 2008. The 7 bp increase in net interest margin is attributable to a 15 bp increase in interest rate spread, which resulted from an 89 bp decline in return on interest-earning assets offset by a 104 bp decrease in the cost of interest-bearing liabilities in 2009.

In 2009, we had positioned the balance sheet to be slightly liability sensitive (which means that liabilities will re-price faster than assets); thus, the rate decreases impacted net interest income positively. We expect that in a gradually increasing rate environment, our statement of operations would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of increases could affect that trend.

As shown in the rate/volume analysis in Table 2, volume changes resulted in a $3.0 million decrease to tax equivalent net interest income in 2009. The decrease in and changes in the composition of earning assets resulted in a $10.1 million decrease to tax equivalent interest income in 2009 offset by a $10.0 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $6.2 million, but were offset by rate changes on interest-bearing liabilities that decreased interest expense by $9.1 million, for a net increase of $2.9 million due to changes in interest rates.

For 2009, the yield on earning assets declined to 5.09% from 5.98% in 2008, which was the combined effect of a decrease of 69 bps in the loan yield, a 10 bp decline in the yield on tax-exempt securities, a 182 bp decrease in the yield on federal funds sold, a 232 bp decrease in the yield on money market instruments, and a 72 bp decline in yields on agency securities. The average loan yield was 5.58% in 2009 and 6.27% in 2008. Competitive pricing on new and refinanced loans, as well as tightened credit underwriting standards, reduced loan yields in 2009.

For 2009, the cost of interest-bearing liabilities decreased by 104 bps from 3.09% in 2008, to 2.05%, resulting, in part, from a continuing decrease in interest rates, generally, in 2009. The combined average cost of interest-bearing deposits was 2.00%, down 106 bps from 2008, primarily resulting from the continued low short-term interest rate environment during 2009. Also contributing to the decrease was the cost of wholesale funding, (comprising of federal funds purchased (down 2.36% to 0.62%); repurchase agreements (down 1.62% to 0.71%); FHLB advances (down 0.61% to 2.67%) and subordinated debentures (down 2.66% to 2.27%). All of these items were impacted favorably by the low interest rate environment for wholesale funding costs during the year. Partially offsetting the decrease were the issuance of Convertible Promissory Notes at a yield of 10.89%.

Average earning assets were $955.6 million in 2009, compared to $982.3 million in 2008. Average loans outstanding declined to $699.1 million in 2009 from $743.9 million in 2008, a decrease of 6.0%. Average loans to average total assets decreased to 66.6% in 2009 from 69.0% in 2008. For 2009, tax-equivalent interest income on loans decreased $7.6 million, of which $2.7 million related to the decline in average outstanding balances and $4.9 million to a decrease related to the lower yields on such loans. Balances of securities and short-term investments decreased $18.1 million on average. Tax equivalent interest income on securities and short-term investments increased $1.2 million from volume changes, and $1.3 million from the impact of the rate environment, for a combined $2.5 million decrease in tax equivalent interest income on securities in our investment portfolio.

Average interest-bearing liabilities decreased $22.0 million in 2009 from 2008 levels, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less non-interest earning assets) decreased $6.7 million. The decrease in net free funds is primarily attributable to a decrease in stockholders’ equity. Average stockholders’ equity decreased by $7.4 million, or 9.4%. Average interest-bearing deposits declined $14.0 million, or 1.8%, to $766.5 million. This decline resulted from a decline in savings deposits and time deposits greater than $100,000 offset by increases in interest-bearing demand deposits and time deposits less than $100,000. Interest expense on interest-bearing deposits decreased $0.9 million from the volume and mix changes and $7.7 million from impact of the rate environment, resulting in an aggregate decrease of $8.6 million in interest expense on interest-bearing deposits. Average wholesale-funding sources decreased by $8.0 million during 2009. For 2009, interest expense on wholesale funding sources decreased by $1.4 million from 2008 due to declining interest rates.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding declined to $629.9 million at December 31, 2010, a 3.4% decrease from December 31, 2009. This follows a 10.5% decrease from December 31, 2008.

Table 3 summarizes the composition (mix) of the loan portfolio at December 31 for the most recent five fiscal years:

Table 3: Loan Composition

	As of December 31, (dollars in thousands)
	2010		2009		2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Amount of loans by type

Real estate-mortgage Commercial	$344,263	54.7%	$353,110	54.2%	$381,765	52.4%	$386,981	50.9%	$464,843	56.7%
1-4 Family residential	129,449	20.6	124,830	19.2	134,436	18.4	119,932	15.8	143,873	17.6
Construction	55,467	8.8	62,827	9.6	69,838	9.6	93,047	12.2	94,082	11.5
Commercial, financial and agricultural	73,928	11.7	83,674	12.8	110,432	15.2	127,549	16.8	82,619	10.1

Consumer installment	10,225	1.6	11,804	1.8	12,876	1.8	14,388	1.9	14,893	1.8
Municipal loans	16,892	2.7	16,009	2.5	19,858	2.7	18,663	2.5	19,633	2.4
Less: deferred fees, net of costs	(333)	(0.1)	(360)	(0.1)	(483)	(0.1)	(350)	(0.1)	(375)	(0.1)
Total loans (net of unearned income)	$629,891	100.0%	$651,894	100.0%	$728,722	100.0%	$760,210	100.0%	$819,568	100.0%

Commercial real estate loans secured by farmland, multifamily property, and nonfarm/non-residential real estate property totaled $344.3 million at year-end 2010 comprising 54.7% of the loan portfolio. Loans of this type are mainly for business property, multifamily property and community purpose property. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on our borrowers’ operations. Many times, we will take additional real estate collateral to further secure the overall lending relationship. A decline in the tourism industry, or other economic effects, such as increased interest rates affecting demand for real estate, could affect both our lending opportunities in this area and the value of our collateral for these loans.

Commercial, financial and agricultural loans not secured by real estate totaled $73.9 million at year-end 2010, a decline of $9.8 million or 11.6% since year-end 2009 due to reduced loan originations. The commercial, financial and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie, Waupaca, Waushara and Kewaunee Counties, Wisconsin. The origination of new commercial and commercial real estate loans was primarily from our market area in Brown County. Growth in tourism-related business in Door County was slow again in 2010 compared to growth experienced in years prior to 2006. The credit risk related to these loans is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on borrowers’ operations.

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

Real estate construction loans declined $7.3 million or 11.7% to $55.5 million at December 31, 2010 from $62.8 million at December 31, 2009. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are generally made to developers who are well known to us, have prior experience and are well capitalized. Construction projects undertaken by these developers are carefully reviewed by us to assess their economic feasibility. The credit risk related to real estate construction loans is generally limited to specific geographic areas, but it is also influenced by general economic conditions. We attempt to control the credit risk on these types of loans by making loans to developers in familiar markets, reviewing the merits of the individual project, controlling loan structure and monitoring project progress and advances of construction proceeds.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to multiple borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. We have identified certain industry groups within our market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2010, one industry group concentration existed in our loans that exceeded 10% of total loans. Loans on non-residential real estate rental properties located throughout our market area totaled $106.2 million or 16.9% of total loans at December 31, 2010.

Although growth was slow in 2010 for the tourism business in the Door County market, management believes that business activity will remain adequate to enable our customers in general to service their debt and to make improvements to their operations.

At the end of 2010, residential real estate mortgage loans totaled $129.4 million and comprised 20.6% of the loan portfolio. These loans increased $4.6 million or 3.7% during 2010. Given current trends and interest rates, we do not anticipate growth in mortgage loans during 2011. Residential real estate loans consist of conventional home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas we serve. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan-to-value ratio exceeds these limits.

We offer adjustable-rate mortgage loans based upon market demands. At year-end 2010, those loans totaled $26.9 million, a decrease of $0.4 million over 2009. Adjustable rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year (the “index”), plus an additional spread of up to 2.75%. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date.

Adjustable rate mortgage loans have an initial period, ranging from one to three years, during which the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps which vary with the product type. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently capped at 6% above the original mortgage loan interest rate. We do not originate sub-prime loans.

We also participate in a fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. These loans are sold in the secondary market without recourse and we retain servicing rights. At December 31, 2010, these loans totaled $68.6 million compared to $66.7 million at December 31, 2009. In 2010, we originated $26.7 million in FHLMC mortgages.

In addition, we also offer fixed rate mortgages through participation in fixed rate mortgage programs with private investors. These loans also are sold in the secondary market without recourse with servicing rights released to the buyer. In 2010, we sold $70.0 million in mortgage loans through the secondary market programs compared to $66.0 million in 2009.

When we sell mortgage loans in the secondary market, we make representations and warranties to the purchasers about various characteristics of each loan, including the underwriting standards applied and the documentation being provided. Failure to comply with the requirements established by the purchaser of the loan may result in us having to repurchase the loan. There have not been any material instances where we were required to repurchase loans.

Installment loans to individuals totaled $10.2 million, or 1.6%, of the total loan portfolio at December 31, 2010, compared to $11.8 million, or 1.8%, at December 31, 2009. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas we serve. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Reviewing the creditworthiness of the borrowers, as well as taking the appropriate collateral and guaranty positions on such loans primarily, controls credit risk.

Municipal loans totaled $16.9 million at December 31, 2010 compared to $16.0 million at year-end 2009. Municipal loans are short or long-term loans to municipalities for the funding of various projects. The proceeds of these loans are collateralized by the backing of the corresponding taxing authority and can be used for general municipal purposes or revenue producing projects.

Table 4 details expected maturities by loan purpose as of December 31, 2010. Those loans with expected maturities over one year are further scheduled by fixed rate or variable rate interest sensitivity.

Table 4: Loan Maturity and Interest Rate Sensitivity

	Maturity
December 31, 2010	Within 1 Year	1-5 Years	After 5 Years	Total
	(dollars in thousands)
Loans secured primarily by real estate:
Secured by 1 to 4 family residential	$50,688	$36,955	$41,806	$129,449
Construction	31,063	21,503	2,901	55,467
Commercial real estate	152,433	123,425	68,072	343,930
Commercial, financial and agricultural	38,626	25,387	9,915	73,928
Municipal	6,939	2,841	7,112	16,892
Consumer	5,631	4,362	232	10,225
Total	$285,380	$214,473	$130,038	$629,891

	Interest sensitivity
	Fixed rate	Variable rate
Due after one year	$215,101	$129,410

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

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we set aside an allowance for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as provision for loan losses. See “Provision For Loan Losses” in Item 7. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending, and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

In general, our loan policy establishes underwriting guidelines for each of our major loan categories. In addition to requiring financial statements, applications, credit histories and credit analyses for underwriting our loans, some of the more significant guidelines for specific types of loans are:

•

For commercial real estate loans, maximum loan-to-value ratios range from 50% to 80% upon origination depending on the collateral securing the loan. Loan terms have a maximum amortization period of 20 years. Hazard insurance is required on collateral securitizing the loan and appropriate legal work is performed to verify our lien position.

•

For single and 2-4 family residential loans, maximum loan-to-value ratios do not generally exceed 80% upon origination, unless private mortgage insurance is purchased by the borrower. Loan terms have a maximum amortization period of 30 years. Hazard insurance is required on collateral securing the loan and appropriate legal work is performed to verify our lien position.

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

The specific credit allocation for the ALL is based on a regular analysis by the loan officers of all commercial credits. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans over a fixed dollar amount that have been deemed impaired are evaluated. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. If the carrying value of the loan exceeds the fair value less estimated costs to sell, specific allowance is then allocated to the loans based on this assessment. Such allocations or impairments are reviewed by the CCO and management familiar with the credits.

During the fourth quarter of 2008, two related credit relationships totaling $19.3 million experienced significant cash flow concerns. Prior to the fourth quarter, these relationships had been paying as agreed and in management’s opinion, did not represent increased credit risk. As a result of our evaluation of these relationships prior to December 31, 2008, a PFLL of $10.2 million was charged to earnings of which $5.9 million relating to one of the relationships was charged off against the ALL. In the second quarter of 2009, an additional charge-off of $2.7 million was recorded and in the fourth quarter of 2009, $0.7 million was charged off. In February 2010, a payment of $6.2 million was received on this credit. Of the payment, $5.0 million was applied to the outstanding non-accrual loan, with the remaining $1.2 million applied as a charge-off recovery.

During 2010, a specific impairment of $2.3 million was recorded on a credit relationship of $7.8 million. As a result of receipt of updated valuations of the collateral securing the loan during the third quarter of 2010, $2.3 million of the total $7.8 million credit relationship was charged off.

During the fourth quarter of 2010, several updated appraisals were received on collateral securing various commercial loans. Although the valuations supported the carrying values of several of the loans, additional impairment was necessary on a portion of the loans. Anticipating valuation adjustments may be necessary, a $4.6 million PFLL was recorded during the third quarter of 2010. However, an additional $0.5 million PFLL was required to be taken during the fourth quarter of 2010 due to additional valuation adjustments indicated by the updated information.

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular categories, analyzed as a group. As it relates to the historical loss component, in December 2009 we reduced the historical loss look-back period from sixteen quarters to between eight and twelve quarters. This was primarily done to enable the model to provide a better reflection of the recent economic times. This resulted in increased allocations that we determined were appropriate. We determine General Reserves – Other by taking into account other factors, such as the concentration of loans in a particular industry or geographic area and adjustments for economic indicators. By nature, our general reserve changes with our fluid lending environment and the overall economic environment in which we lend. As such, we are continually attempting to enhance this portion of the allocation process to reflect anticipated losses in our portfolio driven by these changing factors. Economic statistics, specifically unemployment and inflation rates for national, state and local markets are monitored and factored into the allocation to address repayment risk. Further identification and management of portfolio concentration risks, both by loan category and by specific markets is reflected in the general allocation component. In the fourth quarter of 2009 the model was enhanced to include more specific qualitative factors, as mentioned previously, by loan type.

During 2009, we contracted with a third party that provides an ALL methodology and an ALL model for determining necessary ALL levels. Although we do not use the model results for the basis of our ALL levels, the model provides a validation tool to our existing model. We continued to use the ALL model in 2010.

All of the factors we take into account in determining the ALL in the general categories are subject to change; thus, the allocations are not necessarily indicative of the loan categories in which future loan losses will occur. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance allocated.

Table 5: Quarterly Allowance for Loan Loss Components

	As of
	12/31/09	03/31/10	6/30/10	9/30/10	12/31/10
	(dollars in thousands)
Component 1 – Specific credit allocation	$1,155	$1,332	$2,520	$2,388	$2,838
Component 2 – General reserves	7,911	8,494	8,688	9,840	8,624
Unallocated	534	309	247	998	40
Allowance for Loan Losses	$9,600	$10,135	$11,455	$13,226	$11,502

Management believes the ALL is at an appropriate level to absorb probable and inherent losses in the loan portfolio at December 31, 2010. Proactive efforts to collect on all non-performing loans, including use of the legal process when deemed appropriate to minimize the risk of further deterioration of such loans, will be ongoing. In the event that the facts and circumstances relating to these non-performing loans change, additions to the ALL may become necessary. With respect to the remainder of the loan portfolio, while management uses available information to recognize losses on loans, future adjustments to the ALL may become necessary based on changes in economic conditions and the impact of such changes on our borrowers. Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. Should the economic climate deteriorate further, the level of non-performing loans, charge-offs and delinquencies could rise, warranting an increase in the provision.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgments regarding information available to them at the time of their examinations.

As Table 6 indicates, the ALL at December 31, 2010 was $11.5 million compared to $9.6 million at December 31, 2009. Loans decreased 3.4% in 2010, while the allowance as a percent of gross loans increased to 1.83% from 1.47% at year-end 2009. Net commercial real estate loan charge-offs represented 75.8% of the total net charge-offs for 2010 versus 34.6% for 2009, while real estate-construction loan net charge-offs represented 33.6% of the total net charge-offs for 2010 versus 3.9% for 2009. These net charge-offs were offset in part by a net recovery in commercial/agricultural loans. Net loan charge-offs decreased significantly in 2010 to $5.4 million from $10.5 million in 2009. The ALL as a percent of total loans increased as a result of the provision expense exceeding net loan charge-offs. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 6: Loan Loss Experience

	Years Ended December 31, (Dollars in thousands)
	2010	2009	2008	2007	2006

Daily average amount of loans	$642,312	$699,091	$743,930	$804,494	$818,086
Loans, end of period	$629,891	$651,894	$728,722	$760,210	$819,568

ALL, at beginning of year	$9,600	$13,561	$11,840	$8,058	$9,551
Loans charged off:
Real estate-1-4 family residential	156	2,297	587	437	204
Real estate-construction	1,837	647	2,355	25	624
Real estate-commercial	5,443	3,766	11,289	2,154	1,341
Commercial, financial and agricultural loans	1,030	4,135	2,301	3,627	847
Consumer installment loans	123	413	135	215	401

Total loans charged off	8,589	11,258	16,667	6,458	3,417

Recoveries of loans previously charged off:
Real estate-1-4 family residential	207	24	164	63	409
Real estate-construction	4	238	—	—	—
Real estate-commercial	1,316	149	78	113	127
Commercial, financial and agricultural loans	1,553	355	143	206	134
Consumer installment loans	61	31	42	97	351

Total loans recovered	3,141	797	427	479	1,021
Net loans charged off (“NCOs”)	5,448	10,461	16,240	5,979	2,396
Additions to allowance for provision for loan losses charged to operations	7,350	6,500	17,961	9,761	903
ALL, at end of year	$11,502	$9,600	$13,561	$11,840	$8,058
Ratio of NCOs during period to average loans outstanding	0.85%	1.50%	2.18%	0.74%	0.29%
Ratio of ALL to NCOs	2.11	0.92	0.84	1.98	3.36
Ratio of ALL to total loans end of period	1.83%	1.47%	1.86%	1.56%	0.98%

The change in ALL is a function of a number of factors, including but not limited to changes in the loan portfolio, loan loss provision, net charge-offs, and non-performing loans.

Table 7 shows the amount of the ALL allocated on the dates indicated to each loan type as described. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more loss associated with them will have a proportionally larger amount of the allowance allocated to them than do loans that have historically less risk.

Table 7: Allocation of the Allowance for Loan Losses

	As of December 31, (dollars in thousands)
	2010		2009		2008		2007		2006
	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial, financial & agricultural	$1,189	11.7%	$1,496	12.8%	$6,375	15.2%	$3,405	16.8%	$2,082	10.1%
Commercial real estate	6,355	54.6	4,558	54.2	4,726	52.3	5,367	50.8	4,280	56.6
Real estate
Construction	1,424	8.8	1,184	9.6	806	9.6	1,774	12.2	597	11.5
Residential	2,103	20.6	1,453	19.1	1,308	18.4	987	15.8	755	17.6
Consumer installment loans	391	1.6	375	1.8	259	1.8	306	1.9	342	1.8
Municipal loans	—	2.7	—	2.5	17	2.7	—	2.5	—	2.4
Not specifically allocated	40		534		70		1		2
Total allowance	$11,502	100.0%	$9,600	100.0%	$13,561	100.0%	$11,840	100.0%	$8,058	100.0%

Non-Performing Loans and Foreclosed Properties

Management encourages early identification of non-accrual and problem loans in order to minimize the risk of loss.

Non-performing loans are defined as non-accrual loans, loans 90 days or more past due but still accruing, and restructured loans non-accruing. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on non-accrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, unpaid interest credited to income is reversed. If collection is in doubt, cash receipts on non-accrual loans are used to reduce principal rather than recorded as interest income.

Restructuring loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either accrual or non-accrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on non-accrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status.

Table 8: Nonperforming Loans and Foreclosed properties

	December 31, (dollars in thousands)
	2010	2009	2008	2007	2006

Nonaccrual loans	$15,877	$23,247	$43,687	$37,555	$27,352
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans, non-accruing	623	3,343	367	—	496
Total non-performing loans (NPLs)	16,500	26,590	44,054	37,555	27,848
Foreclosed properties	15,952	14,995	7,143	5,167	5,760
Total non-performing assets (NPAs)	$32,452	$41,585	$51,197	$42,722	$33,608

Ratios:
NPLs to total loans	2.62%	4.08%	6.04%	4.94%	3.40%
NPAs to total assets	3.08%	3.98%	4.82%	3.86%	3.02%
ALL to NPLs	69.71%	36.10%	30.78%	31.53%	28.94%

Non-performing loans at December 31, 2010 were $16.5 million compared to $26.6 million at December 31, 2009. Non-performing loans decreased $2.4 million, or 12.8% from the previous quarter-end, September 30, 2010. Management believes collateral is currently sufficient to recover the net carrying value of those loans in the event of foreclosure or repossession, and has aggressively charged off collateral deficiencies. Our assessment is based on recent appraisals, professional market valuations and/or sales agreements with respect to each of the properties. Management is continually monitoring these relationships and in the event facts and circumstances change, additional PFLLs may be necessary.

Table 9: Quarterly Nonaccrual and Restructured Loans

	Quarters Ended (dollars in thousands)
	12/31/10	09/30/10	06/30/10	03/31/10	12/31/09

Nonaccrual Loans	$15,877	$18,339	$23,550	$16,969	$23,247
Loans restructured in a troubled debt restructuring, non-accruing	623	586	160	386	3,343
Total Nonperforming Loans (“NPL”)	$16,500	$18,925	$23,710	$17,355	$26,590

Restructured loans, accruing interest	$13,090	$11,416	$9,845	$9,809	$2,061

In February 2011, a loan in the real estate-commercial category in the amount of $5.1 million was approved for troubled debt restructuring. Collateral securing this loan is a vacant building located in Green Bay, Wisconsin. As of December 31, 2010, this loan was current (less than 30 days past due), was not impaired, and a current plan for financing was in process. In January 2011, the financing plan was not completed and the loan was downgraded and moved to an impaired status. At that time, an impairment analysis was performed and no loss exposure identified based on the evaluation. Interest has been paid current through December 31, 2010.

Table 10: 30-89 Days Past Due Loans

The following table presents an analysis of our past due loans excluding non-accrual loans:

PAST DUE LOANS (EXCLUDING NON-ACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	12/31/10	09/30/10	06/30/10	03/31/10	12/31/09
Total secured by real estate	$5,428	$6,877	$5,474	$6,730	$8,881
Commercial and industrial loans	280	140	476	806	255
Loans to individuals	95	80	41	65	370
All other loans	9	1	149	134	1
Total	$5,812	$7,098	$6,140	$7,735	$9,507
Percent of total loans	0.92%	1.12%	0.96%	1.20%	1.46%

As indicated above, loan balances 30 to 89 days past due have decreased by $3.7 million since December 31, 2009. As the loans continue through the collection process, we anticipate these past due levels will continue to decline.

Table 11: Foregone Loan Interest

The following table shows, for those loans accounted for on a non-accrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

	Years ended December 31, (dollars in thousands)
	2010	2009	2008

Interest income in accordance with original terms	$873	$1,981	$2,887
Interest income recognized	(217)	(245)	(213)
Reduction in interest income	$656	$1,736	$2,674

Foreclosed properties, which represent properties that we acquired through foreclosure or in satisfaction of debt, totaled $16.0 million at December 31, 2010. This compared to $15.0 million at year-end 2009. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Activity for foreclosed properties for 2010, 2009 and 2008, including costs of operation are shown in Table 12:

Table 12: Foreclosed Properties Summary

	Years ended December 31, (dollars in thousands)
	2010	2009	2008

Income from operation of foreclosed properties	$433	$118	$153
Expense from operation of foreclosed properties	(3,222)	(1,403)	(4,228)
Net gains (losses) from sale of foreclosed properties	39	108	(119)

Cost of operation and sale of foreclosed properties	$(2,750)	$(1,177)	$(4,194)

Investment Portfolio

Our investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and earning potential.

Table 13: Investment Portfolio

	December 31, (dollars in thousands)
	2010	2009	2008
Securities Available for Sale (“AFS”):
U.S. Treasury and U.S. government sponsored agency securities	$33,708	$30,000	$4,489
Obligations of states and political subdivisions	52,274	38,042	53,854
Mortgage-backed securities	158,438	118,982	152,118
Asset-backed securities	6,202	—	—
Private placement and corporate bonds	12,036	15,137	15,130
Other equity securities	2,435	3,330	2,679
Total amortized cost	$265,093	$205,491	$228,270
Total fair value and carrying value	$266,760	$204,834	$225,417

Securities classified as available for sale are those securities which we have determined might be sold to manage interest rates, reposition holdings to increase returns or modify durations, or in response to changes in interest rates or other economic factors. They may or may not be held until maturity. Securities available for sale are carried at market value. Such market values are monitored at least quarterly and more frequently as economic conditions warrant. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary at December 31, 2010 and 2009 are recorded as a separate component of equity, net of tax. If an impairment of a security is identified as other-than-temporary due to credit deterioration based on information available such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are recorded in the consolidated statement of operations. Subsequent to December 31, 2008, a security held in the amount of $1.9 million was determined to be impaired on an other-than-temporary basis. The book value of the security was eliminated from the balance sheet and charged to earnings in the amount of $1.9 million during the year ended December 31, 2008.

During 2010, securities with a market value of $56.3 million were sold and $185.6 million of other securities were purchased. Gains of $1.4 million were realized on the sale of securities in 2010.

Table 14: Securities Portfolio Maturity Distribution (dollars in thousands, rates on a tax-equivalent basis)

		Securities AFS – maturity distribution and weighted average yield at December 31, 2010
	Within one year		After one year but Within five years		After five years but Within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government-sponsored agency securities	$—	—%	$25,278	1.30%	$8,475	2.65%	$—	—%	$33,753	1.64%
Mortgage-backed securities	2,221	3.15	141,241	3.45	6,566	5.45	9,618	6.16	159,646	3.69
Asset-backed securities	—	—	610	1.84	3,280	1.11	1,646	1.71	5,536	1.37
Obligations of states and political subdivisions	1,029	4.28	4,542	3.46	29,217	3.95	18,065	4.19	52,853	3.99
Private placement and corporate bonds	—	—	—	—	—	—	12,537	7.48	12,537	7.48
Other securities	2,435	3.84	—	—	—	—	—	—	2,435	3.84
Total carrying value	$5,685	3.65%	$171,671	2.93%	$47,538	2.99%	$41,866	5.53%	$266,760	3.37%

Average securities balances totaled $296.1 million in 2010 compared with $253.3 million in 2009. In 2010, taxable securities comprised approximately 86.7% of the total average investments compared to 83.9% in 2009.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate.

For 2009 and 2010, consideration was given to the market value of our outstanding common stock. Based on current market conditions, we hired a firm specialized in rendering valuation opinions for banks and bank holding companies nationwide. In rendering their opinion as to the fair value of our common stock, they considered the nature and history of our company, the competitive and economic outlook for our trade area and for the banking industry in general, the book value and financial condition, our future earnings and dividend paying capacity, the size of our block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as our net worth, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was deemed to be in excess of the book value and, therefore, no impairment was recognized.

Deposits

Deposits are our largest source of funds. Average total deposits for 2010 were $829.9 million, a decrease of 1.1% from 2009. At December 31, 2010, deposits totaled $852.6 million, an increase of $21.0 million (2.5%) from $831.6 million at December 31, 2009. During 2010, we increased our non-brokered deposits, primarily money market deposits, without having to aggressively price these types of deposits. We also saw a customer preference towards money market deposits as customers moved out of time deposits. Average brokered deposits decreased $39.9 million (49.5%) between 2009 and 2010 and total brokered deposits decreased $3.4 million to $46.0 million at year-end 2010 from $49.4 million at December 31, 2009. The reduction in brokered certificates of deposit was a result of our strategic decision to allow those deposits to mature in order to reduce our reliance on such deposits. From a liquidity standpoint, those funds were not necessary as our cash position was sufficient to pay time deposits as they matured and otherwise provided us with liquidity for our operations. Management views these as a stable source of funds. If liquidity concerns arise, we believe (but cannot be assured) that we have alternative sources of funds, such as lines with correspondent banks and borrowing arrangements with the FHLB. Typically, overall deposits for the first six months tend to decline slightly as a result of the seasonality of our customer base, as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.

Table 15: Average Deposits Distribution

For the year ended
December 31,
(dollars in thousands)

	2010			2009			2008
	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate
Noninterest-bearing demand deposits	$83,898	10.1%	0.0%	$72,368	8.6%	0.0%	$72,852	8.5%	0.0%
Interest-bearing demand deposits	154,035	18.6	0.4	135,430	16.1	0.4	123,404	14.5	1.3
Savings deposits	248,903	30.0	0.7	231,315	27.6	0.7	232,495	27.3	1.9
Other time deposits (excluding brokered deposits)	198,448	23.9	2.0	210,165	25.1	3.0	194,648	22.8	4.1
Time deposits $100,000 and over (excluding brokered deposits)	103,896	12.5	2.2	108,932	13.0	3.2	104,123	12.2	4.6
Brokered certificates of deposit	40,762	4.9	2.8	80,648	9.6	4.1	125,852	14.7	4.2
Total deposits	$829,942	100.0%		$838,858	100.0%		$853,374	100.0%

Table 16: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2010 (dollars in thousands)
	Certificates of Deposit	Other Time Deposits	Total

Three months or less	$19,689	$3,454	$23,143
Over three months through six months	17,519	232	17,751
Over six months through twelve months	34,979	1,846	36,825
Over twelve months	59,888	2,886	62,774
Total	$132,075	$8,418	$140,493

As shown in Table 15, non-interest bearing demand deposits in 2010 averaged $83.9 million, up 15.9% from $72.4 million in 2009. This $11.5 million increase reflects the shift to non-interest bearing from interest-bearing accounts. As of December 31, 2010, non interest-bearing demand deposits totaled $84.6 million compared to $81.3 million at year-end 2009.

Interest-bearing deposits generally consist of interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). In 2010, interest-bearing deposits averaged $746.0 million, a decrease of 2.7% from 2009. Average balances of NOW accounts, savings deposits and money market accounts increased $36.2 million (9.9%) as a result of customer preference to shorter terms in a down interest rate environment. During the same period, time deposits, including CDs and IRAs (other than brokered time deposits and time deposits over $100,000) decreased on average by $16.8 million (5.3%), primarily in response to customer reaction to aggressive rate declines in national markets. Average time deposits over $100,000, other than brokered time deposits, decreased by $5.0 million (4.6%). These deposits were priced within the framework of our rate structure and did not materially increase the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continue to limit our core deposit growth in these types of deposits. Despite this reduced growth, our average brokered deposits decreased $39.9 million, (49.5%) in 2010 compared to 2009.

Emphasis will continue to be placed on generating additional core deposits in 2011 through competitive pricing of deposit products and through the branch delivery systems that have already been established. We will also attempt to attract and retain core deposit accounts through new product offerings and customer service. In the event that core deposit growth goals are not accomplished, we will continue to look at other wholesale sources of funds.

Other funding sources

Total other funding sources, including short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, convertible promissory notes and subordinated debentures, were $114.8 million at December 31, 2010, a decrease of $12.8 million, (10%), from $127.6 million at December 31, 2009. Borrowings from the FHLB are secured by our portfolio of one-to-four family residential mortgages, home equity lines of credit and eligible investment securities allowing us to use FHLB borrowings for additional funding purposes.

Table 17: Short-term Borrowings

	December 31, (dollars in thousands)
	2010	2009	2008
Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$19,236	$21,122	$30,174
Average amounts outstanding during year	24,626	23,330	32,750
Maximum month-end amounts outstanding	31,316	33,757	45,659
Average interest rates on amounts outstanding at end of year	0.31%	0.50%	1.15%
Average interest rates on amounts outstanding during year	0.39%	0.71%	2.38%

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to Bank customers under repurchase agreements at prevailing market rates.

Long-term Debt

On March 31, 2006, we issued $16.1 million of trust preferred securities and $0.5 million of trust common securities issued under the name Baylake Capital Trust II (“Trust II”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.65% at December 31, 2010). Trust II’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related subordinated debentures to the Trust. Our obligations under the subordinated debentures include a conditional guarantee by us of the Trust’s obligations under the trust securities issued by the trust. In addition, under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payments of interest on the Debentures or if certain related defaults occurred. At December 31, 2010 we are current on our interest payments.

During 2009 and 2010, we completed closings of a private placement of our 10% Convertible Notes due June 30, 2017. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. Through December 31, 2010 we issued $9.45 million principal amount of the Convertible Notes, at par, and received gross proceeds in the same amount.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not already occurred. The principal amount of any Convertible Note that has not been converted or redeemed is payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Convertible Notes.

We incurred debt offering issuance costs of $0.2 million in conjunction with the issuance of the Convertible Notes. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which is October 1, 2014. The total amount of Convertible Notes outstanding at December 31, 2010 is $9.45 million.

Contractual Obligations

As of December 31, 2010, we were contractually obligated under long-term agreements as follows:

Table 18: Contractual Obligations

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Certificates of deposit and other time deposit obligations	$332,873	$213,803	$109,818	$9,252	$—
Subordinated debentures	16,100	—	—	—	16,100
Convertible promissory notes (1)	9,450	—	—	9,450	—
FHLB advances	70,000	15,000	30,000	25,000	—
Totals	$428,423	$228,803	$139,818	$43,702	$16,100

(1)

One-half of the Convertible Notes are mandatorily convertible to shares of common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed is payable at maturity on June 30, 2017.

For a discussion of these contractual obligations, see Note 11, “Subordinated Debentures,” and Note 12, “Convertible Promissory Notes,” to the Consolidated Financial Statements.

Liquidity

Liquidity management refers to our ability to ensure that cash is available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, or causing a disruption to normal operating activities. We believe we have sufficient cash on hand to meet our current obligations. We and the Bank have different liquidity considerations.

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings and the offerings of subordinated debentures and convertible promissory notes. We generally manage our liquidity position in order to provide funds necessary to pay dividends to our shareholders. Prior to 2008, dividends received from the Bank were our main source of liquidity. After consultation with our federal and state regulators, our Board of Directors elected to forego paying the dividend normally paid to our shareholders beginning in the first quarter of 2008. Subsequently, we and the Bank entered into the Written Agreement, which requires regulatory approval prior to the declaration or payment of any dividends. As such, we will need to seek prior approval from the Wisconsin Department of Financial Institutions as well as the FRB prior to declaring any dividends while the Written Agreement is in place.

The Bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity and marketability of our investment portfolio, access to other funding sources, marketability of certain of our assets, the ability to use our loan and investment portfolios as collateral for secured borrowings and strong capital positions.

Maturing investments and investment sales have been a primary source of liquidity at the Bank. Principal payments on investments totaling $69.3 million were received in 2010 and $56.3 million of proceeds were received from investment sales. Offsetting these amounts, $185.6 million in investments were purchased in 2010. At December 31, 2010, the carrying value of investment securities maturing within one year was $5.7 million, or 2.1% of the total investment securities portfolio. This compares to 17.0% of our investment securities with one year or less maturities as of December 31, 2009. At the end of 2010, the investment portfolio contained $193.4 million of U.S. government sponsored agency securities and mortgage backed securities representing 72.5% of the total investment portfolio. These securities tend to be highly marketable and had a fair value approximately $1.3 million above amortized cost at year-end 2010.

During 2010 and 2009, we maintained large balances at the Federal Reserve Bank for liquidity purposes. On average, those balances were $42.9 million in 2010 and $40.4 million in 2009. At year-end, the balance was $38.1 million. We anticipate reducing those balances in 2011.

Deposit growth is another potential source of liquidity for the Bank. As a financing activity reflected in the 2010 Consolidated Statements of Cash Flows, deposit increases were $20.9 million in 2010. However, the Bank’s overall average deposit base decreased $8.9 million or 1.1% during 2010. Deposit growth is potentially the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow would require the Bank to develop alternative sources of funds which may not be as liquid and may be potentially a more costly alternative.

Federal funds sold averaged $1.7 million in 2010 compared to $3.2 million in 2009. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically has higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2010, the Bank had nominal federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. At December 31, 2010, the Bank has $285.4 million, or 44.7% of total loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank’s liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause us to acquire other sources of funding which could be harder to find and, therefore, more costly to acquire.

Within the classification of short-term borrowings at year-end 2010, securities sold under agreements to repurchase totaled $19.2 million. At December 31, 2010, the Bank had no federal funds purchased. Generally, federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. At December 31, 2010, the Bank had $30.0 million available in the form of federal funds lines. Short-term and long-term FHLB advances are another source of funds, totaling $70.0 million at year-end 2010. At December 31, 2010, the Bank had $20.0 million in the form of additional available FHLB advances.

The Bank’s liquidity resources were sufficient in 2010 to fund the deposit run-off, growth in investments and meet other cash needs as they arose.

Management expects that deposit growth will be the primary funding source of the Bank’s liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although federal funds purchased and borrowings from the FHLB provided funds in 2010, management expects deposit growth resulting from marketing efforts to attract and retain core deposits, as well as brokered deposits, to be a reliable funding source in the future. Shorter-term liquidity needs will be primarily derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

In assessing liquidity, historical information such as seasonality (the effect on liquidity of loan demand starts before and during the tourist season and deposit draw down which affects liquidity shortly before and during the early part of the tourist season), local economic cycles and the economy in general are considered along with the current ratios, management goals and our resources available to meet anticipated liquidity needs. Management believes that, in the current economic environment, our liquidity position is adequate. To management’s knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in a material increase or decrease in our liquidity.

Capital Resources

Stockholders’ equity at December 31, 2010 increased $2.5 million or 3.3% to $77.1 million, compared to $74.6 million at the end of 2009. Accumulated other comprehensive income increased to $1.0 million at year-end 2010 versus accumulated other comprehensive loss of $0.3 million at year-end 2009. The ratio of stockholders’ equity to assets at December 31, 2010 was 7.3%, compared to 7.1% at year-end 2009.

Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualify as Tier 2 capital. As of December 31, 2010, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 capital. Our convertible promissory notes, which qualify as Tier 2 capital, totaled $9.45 million at the end of 2010.

No cash dividends were declared in 2010 and 2009.

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

The FRB has established capital adequacy rules which take into account risks attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must consist of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the consolidated financial statements.

Effective December 29, 2010, we and the Bank entered into a written agreement with the Federal Reserve Bank of Chicago and the State of Wisconsin Department of Financial Institutions (the “Written Agreement”). Under the terms of the Written Agreement, both we and the Bank have agreed to: (a) submit for approval plans to maintain sufficient capital; (b) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers and legal and regulatory limitations on indemnification payments and severance payments; (c) refrain from declaring or paying dividends absent prior regulatory approval. It is the intent of our Directors and senior management and the Directors and senior management of the Bank to diligently seek to comply with all requirements specified in the Written Agreement.

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. During the fourth quarter of 2008, our regulatory capital ratios and those of the Bank fell below “well capitalized” levels, but remained in excess of levels established for “adequately capitalized” financial institutions under the regulatory framework for prompt corrective action. As of March 31, 2009 and throughout the remainder of 2009 as well as all of 2010, our regulatory capital returned to “well capitalized” levels. As of December 31, 2010, our Tier 1 capital ratio was 10.25%, our total capital ratio was 12.76%, and our leverage ratio was 7.41%.

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

Table 19: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2010 and 2009:

	2010 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$11,347	$11,492	$11,265	$10,946
Interest expense	3,625	3,312	3,070	2,818
Net interest income	7,722	8,180	8,195	8,128
Provision for loan losses	1,050	1,250	4,550	500
Net interest income after PLL	6,672	6,930	3,645	7,628
Non-interest income	2,011	2,474	3,267	1,203
Non-interest expense	7,719	7,488	8,238	10,164
Income (loss) before income tax expense (benefit)	964	1,916	(1,326)	(1,333)
Provision (benefit) for income tax	147	567	(814)	(816)
Net income (loss)	$817	$1,349	$(512)	$(517)

Basic earnings (loss) per share	$0.10	$0.17	$(0.06)	$(0.07)
Diluted earnings (loss) per share	$0.10	$0.17	$(0.06)	$(0.07)

	2009 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$12,513	$11,580	$11,829	$11,547
Interest expense	5,075	4,814	4,411	3,959
Net interest income	7,438	6,766	7,418	7,588
Provision for loan losses	1,200	1,200	1,200	2,900
Net interest income after PLL	6,238	5,566	6,218	4,688
Non-interest income	4,536	2,592	2,090	3,268
Non-interest expense	7,427	7,815	7,429	7,310
Income before income tax expense	3,347	343	879	646
Provision for income tax (benefit)	1,065	(190)	44	(33)
Net income	$2,282	$533	$835	$679
Basic earnings per share	$0.29	$0.07	$0.11	$0.09
Diluted earnings per share	$0.29	$0.07	$0.11	$0.09

Recent Accounting Pronouncements

See Note 1 to the Notes to Consolidated Financial Statements titled “Recent Accounting Pronouncements.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We measure our overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the changes in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of an immediate and sustained 100 and 200 bp increase in market interest rates or a 100 and 200 bp decrease in market rates. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. The table below presents our projected changes in net interest income for 2011 based on financial data at December 31, 2010, for the various rate shock levels indicated.

Table 20: Net Interest Income Sensitivity Analysis

Potential impact on 2011 consolidated net interest income	Net Interest Income (Dollars in thousands)
	Amount	Potential Change in Net Interest Income ($)	Potential Change in Net Interest Income (%)

+ 200 bps	$33,269	$191	0.6%
+ 100 bps	$32,960	$(118)	(0.4)%
Base	$33,078	—	—
- 100 bps	$31,610	$(1,468)	(4.4)%
- 200 bps	$30,456	$(2,622)	(7.9)%

Note: The table above may not be indicative of future results.

In order to limit exposure to interest rate risk, we have developed strategies to manage our liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities including the FHLB borrowings. The origination of floating rate loans such as business, construction and other prime or London Interbank Offered Rate “LIBOR”-based loans is emphasized. The majority of fixed rate loans have re-pricing periods less than five years. The mix of floating and fixed rate assets is designed to mitigate the impact of rate changes on our net interest income. Virtually all fixed rate residential mortgage loans with maturities greater than five years are sold into the secondary market.

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

Our Consolidated Financial Statements are included on the pages that follow.

REPORT BY BAYLAKE CORP.’S MANAGEMENT
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining an effective system of internal control over financial reporting, as such term is defined in Section 13a-15(f) of the Securities Exchange Act of 1934. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and circumvention or overriding of controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management maintains a comprehensive system of internal controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2010, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accountants have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

/s/Robert J. Cera	/s/Kevin L. LaLuzerne
Robert J. Cera	Kevin L. LaLuzerne
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Baylake Corp.
Sturgeon Bay, Wisconsin

We have audited the accompanying consolidated balance sheets of Baylake Corp. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report by Baylake Corp.’s Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baylake Corp. as of December 31, 2010 and 2009, and the consolidated results of its operations, changes in stockholders’ equity and its cash flows for each of the three years in the period then ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in COSO.

Baker Tilly Virchow Krause, LLP
Milwaukee, Wisconsin

March 1, 2011

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Dollar amounts in thousands, except per share data)

	2010	2009
ASSETS
Cash and due from financial institutions	$54,555	$86,442
Federal funds sold	1	84
Securities available for sale	266,760	204,834
Loans held for sale	6,400	2,567
Loans, net of allowance of $11,502 and $9,600, in 2010 and 2009	618,389	642,294
Cash value of life insurance	24,472	24,062
Premises and equipment, net	23,604	23,523
Federal Home Loan Bank stock	6,792	6,792
Foreclosed properties, net	15,952	14,995
Goodwill	6,641	6,108
Deferred income taxes	9,202	8,856
Accrued interest receivable	4,165	3,376
Other assets	15,520	20,524

Total assets	$1,052,453	$1,044,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$84,552	$81,336
Interest-bearing	768,014	750,293
Total deposits	852,566	831,629

Federal Home Loan Bank advances	70,000	85,000
Federal funds purchased and repurchase agreements	19,236	21,122
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	5,350
Accrued expenses and other liabilities	8,034	10,658
Total liabilities	975,386	969,859
Commitments and Contingencies (Note 15)
Common stock, $5 par value, authorized 50,000,000; issued-8,132,552 shares in 2010 and 2009, outstanding-7,911,539 shares in 2010 and 2009	40,662	40,662
Additional paid-in capital	11,980	11,979
Retained earnings	26,965	25,828
Treasury stock (221,013 shares in 2010 and 2009)	(3,549)	(3,549)
Accumulated other comprehensive income (loss)	1,009	(322)
Total stockholders’ equity	77,067	74,598

Total liabilities and stockholders’ equity	$1,052,453	$1,044,457

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2010, 2009, and 2008
(Dollar amounts in thousands, except per share data)

	2010	2009	2008
Interest and dividend income
Loans, including fees	$35,669	$38,698	$46,304
Taxable securities	7,763	7,020	8,523
Tax exempt securities	1,501	1,635	2,223
Federal funds sold and other	117	115	226
Total interest and dividend income	45,050	47,468	57,276
Interest expense
Deposits	9,668	15,292	23,861
Federal funds purchased and repurchase agreements	95	166	781
Federal Home Loan Bank advances and other debt	1,926	2,272	2,791
Subordinated debentures	276	365	794
Convertible promissory notes	860	164	—
Total interest expense	12,825	18,259	28,227

Net interest income	32,225	29,209	29,049

Provision for loan losses	7,350	6,500	17,961

Net interest income after provision for loan losses	24,875	22,709	11,088
Non-interest income
Fees from fiduciary activities	947	634	756
Fees from loan servicing	605	720	720
Deposits, fees, and charges	5,044	5,171	5,673
Gains (losses) from sales of loans	(73)	988	325
Net decrease in valuation of mortgage servicing rights	(87)	(359)	(535)
Net gains from sale of securities	1,398	4,163	765
Net gains (losses) from sales and disposal of premises and equipment	(83)	2	39
Net increase in cash surrender value of life insurance	468	627	31
Income in equity of UFS subsidiary	604	462	830
Other income	132	77	653
Total non-interest income	8,955	12,485	9,257
Non-interest expenses
Salaries and employee benefits	16,649	16,151	16,353
Occupancy expense	2,348	2,452	2,471
Equipment expense	1,238	1,396	1,372
Data processing and courier	884	962	1,210
FDIC insurance expense	2,656	2,334	902
Operation of other real estate	2,750	1,177	4,194
Provision for impairment of standby letters of credit	737	20	2,539
Other than temporary impairment of securities	—	—	1,900
Loan and collection expense	773	659	1,185
Other outside services	808	703	988
Other operating expenses	4,766	4,124	4,908
Total non-interest expenses	33,609	29,978	38,022
Income (loss) before provision for (benefit from) income taxes	221	5,216	(17,677)
Provision for (benefit from) income taxes	(916)	887	(7,860)
Net income (loss)	$1,137	$4,329	$(9,817)

Basic earnings (loss) per common share	$0.14	$0.55	$(1.24)
Diluted earnings (loss) per common share	$0.14	$0.55	$(1.24)

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2010, 2009, and 2008
(Dollar amounts in thousands, except per share data)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance, January 1, 2008	7,885,960	$40,535	$11,875	$31,316	$(3,549)	$85	$80,262

Net loss for the year	—	—	—	(9,817)	—	—	(9,817)
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	(4,092)	(4,092)
Reclassification adjustment for net gains realized in income						(765)	(765)
Reclassification adjustment for other than temporary impairment realized in income						1,900	1,900
Tax effect						1,237	1,237
Total comprehensive loss							(11,537)
Stock based compensation expense recognized, net of income taxes	—	—	(36)	—	—	—	(36)
Common stock issued under dividend reinvestment plan	25,579	127	138	—	—	—	265

Balance, December 31, 2008	7,911,539	40,662	11,977	21,499	(3,549)	(1,635)	$68,954

Net income for the year	—	—	—	4,329	—	—	4,329
Net changes in unrealized loss on securities available for sale	—	—	—	—	—	6,359	6,359
Reclassification adjustment for net gains realized in income						(4,163)	(4,163)
Tax effect						(883)	(883)
Total comprehensive income							5,642
Stock based compensation expense recognized, net of income taxes	—		2	—	—	—	2

Balance, December 31, 2009	7,911,539	40,662	11,979	25,828	$(3,549)	(322)	$74,598

Net income for the year	—	—	—	1,137	—	—	1,137
Net changes in unrealized loss on securities available for sale	—	—	—	—	—	3,722	3,722
Reclassification adjustment for net gains realized in income						(1,398)	(1,398)
Tax effect						(993)	(993)
Total comprehensive income							2,468
Stock based compensation expense recognized, net of income taxes	—	—	1	—	—	—	1

Balance, December 31, 2010	7,911,539	$40,662	$11,980	$26,965	$(3,549)	$1,009	$77,067

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009, and 2008
(Dollar amounts in thousands)

	2010	2009	2008
Cash flows from operating activities:
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$1,137	$4,329	$(9,817)
Adjustments to reconcile net income (loss) to net cash provided to operating activities:
Depreciation and amortization	1,330	1,391	1,394
Amortization of debt issuance costs	34	12	—
Amortization of core deposit intangible	48	52	52
Provision for losses on loans	7,350	6,500	17,961
Provision for impairment of letters of credit	737	20	2,539
Other than temporary impairment of securities	—	—	1,900
Net amortization of premium/discount on securities	1,732	1,374	(124)
Net increase in cash surrender value of life insurance	(468)	(627)	(31)
Net realized gain on sale of securities	(1,398)	(4,163)	(765)
Net losses (gains) on sale of loans	73	(988)	(325)
Proceeds from sale of loans held for sale	101,932	84,188	24,737
Origination of loans held for sale	(100,715)	(85,507)	(24,068)
Net decrease in valuation of mortgage servicing rights	87	359	535
Provision for valuation allowance on loans held for sale	726	—	—
Provision for valuation allowance on foreclosed properties	2,149	678	3,610
Net gains (losses) from sale and disposal of premises and equipment	83	(2)	(39)
Net gains (losses) loss from disposal of foreclosed properties	(39)	(108)	119
Provision (benefit) from deferred tax expense	(1,337)	3,760	(5,926)
Stock based compensation expense	1	2	(44)
Income in equity of UFS subsidiary	(604)	(462)	(830)
Changes in assets and liabilities:
Prepaid FDIC assessment	2,486	(6,658)	—
Accrued interest receivable and other assets	1,793	(615)	(1,199)
Income tax refunds	(631)	—	—
Payment to reduce LOC valuation allowance	(2,980)	—	—
Accrued expenses and other liabilities	(380)	(2,194)	(2,168)
Net cash provided by operating activities	13,146	1,341	7,511

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	56,289	206,529	56,089
Principal payments on securities available-for-sale	69,341	113,714	28,760
Purchase of securities available-for-sale	(185,566)	(294,675)	(91,759)
Proceeds from sale of foreclosed properties	2,520	3,775	2,623
Proceeds from sale of premises and equipment	5	14	97
Loan originations and payments, net	4,896	54,171	6,920
Additions to premises and equipment	(1,034)	(475)	(639)
Proceeds from life insurance death benefit	59	—	—
Net change in federal funds sold	83	313	(397)
Dividend from UFS subsidiary	229	750	—
Net cash provided by (used in) investing activities	(53,178)	84,116	1,694

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009, and 2008
(Dollar amounts in thousands)

	2010	2009	2008
Cash flows from financing activities:
Net change in deposits	$20,937	$(18,129)	$(34,427)
Net change in federal funds purchased and repurchase agreements	(1,886)	(9,052)	3,000
Proceeds from Federal Home Loan Bank advances	40,000	20,000	85,000
Repayments on Federal Home Loan Bank advances	(55,000)	(20,095)	(85,077)
Proceeds from issuance of convertible promissory notes	4,100	5,350	—
Debit issuance costs	(6)	(174)	—
Dividend reinvestment plan	—	—	265
Cash dividends paid	—	—	(1,262)
Net cash provided by (used in) financing activities	8,145	(22,100)	(32,501)

Net change in cash and cash equivalents	(31,887)	63,357	(23,296)

Beginning cash and cash equivalents	86,442	23,085	46,381

Ending cash and cash equivalents	$54,555	$86,442	$23,085

Supplemental cash flow information:
Interest paid	$13,474	$19,229	$30,119
Income taxes paid	(835)	—	47

Supplemental noncash disclosures:
Transfers from loans to foreclosed properties	$5,587	$12,196	$8,328
Mortgage servicing rights resulting from sale of loans	224	108	29
Transfer of premises to premises held for sale	—	—	1,357
Transfer of loans to loans held for sale	7,041	—	—
Transfer of real estate held for sale to premises and equipment	465	—	—

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Baylake Corp. (the Company) include the accounts of the Company, its wholly owned subsidiary Baylake Bank, (the Bank), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc., Baylake Insurance Agency, Inc., and Baylake City Center LLC. In December 2010, Baylake City Center LLC was dissolved. All significant intercompany items and transactions have been eliminated. Management has evaluated the impact of all subsequent events and determined that all subsequent events have been appropriately recognized and disclosed in the accompanying consolidated financial statements through the date of this report.

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (UFS), a data processing service. In addition to the ownership interest, UFS and the Company have a common member on each respective Board of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price was $1,000 per share less dividends or distributions to owners. During 2007, options for 120 shares were exercised by the key employee. The remaining options were exercised in 2010. Income in equity of UFS recognized by the Company was $604, $462, and $830 for the years ended 2010, 2009, and 2008, respectively. Amounts paid to UFS for data processing services by Baylake Bank were $1,015, $1,020, and $1,196 in 2010, 2009, and 2008, respectively. The current book value of UFS is approximately $7,854 per share as of December 31, 2010.

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

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, provision for letter of credit impairment loss, foreclosed properties, other than temporary impairment of securities, income tax expense, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash and deposits with other financial institutions. Balances over $250,000 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail.

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
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Declines in the fair value of securities below their cost that are other-than-temporary due to credit issues are reflected as “Other than temporary impairment of securities” in the statement of operations. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss).

Federal Home Loan Bank (FHLB) stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on expected ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. Both cash and stock dividends are reported as income.

The Company reviewed recent SEC filings for FHLB operating performance, including its SEC Form 10-Q as of September 30, 2010 as well as its 8-K filed on February 1, 2011 relating to its expected 2010 operating results and divided declaration based on preliminary financial results for the fourth quarter of 2010. Based on the results of the review, no impairment has been recorded on these securities.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale may be sold with servicing rights retained. The carrying value of mortgage loans sold with servicing rights retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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
December 31, 2010, 2009 and 2008
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

Under the fair value measurement method, the Company measures fair value based on market prices for comparable servicing contracts, when available, or alternatively, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Changes in fair value are indicated as net change in valuation of servicing rights on the consolidated statement of operations in the period in which change occurs. The fair values of mortgage servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Mortgage servicing rights are carried in other assets on the consolidated balance sheet.

Loan servicing fee income, which is reported on the consolidated statement of operations as fees from loan servicing, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Loan servicing fees totaled $605, $720, and $720 for the years ended December 31, 2010, 2009, and 2008, respectively. Late fees and ancillary fees related to loan servicing are not material.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the net cash surrender value.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets. During 2010, goodwill increased $532 due to the exercise of the remaining stock options held by a key employee of UFS. The goodwill recorded represents the excess of market value over book value.

During 2010, the Company, with the assistance of a third party valuation firm, determined an estimated cash fair value of the Company’s common stock. Consideration was given to the nature and history of the Company, the competitive and economic outlook for the trade area and for the banking industry in general, the book value and financial condition of the Company, the future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as the net worth of the Company, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell the Company’s common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to the Company’s common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of the Company’s common shares was considered to be in excess of the book value and therefore, management concluded that goodwill was not impaired.

Other intangible assets consisted of core deposit intangible assets arising from a branch acquisition. They were initially recorded at fair value and then are amortized over their estimated useful lives of seven years. The balance of the core deposit intangible, which is included in other assets in the consolidated balance sheet, was $0 and $48 at December 31, 2010 and 2009, respectively. There will be no future amortization expense related to the core deposit intangible.

Long-Term Assets: Premises and equipment, goodwill, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Management has determined that such assets have not been impaired as of December 31, 2010 and 2009.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with accounting guidance are recorded at fair value.

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

Advertising Expense: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2010, 2009 and 2008 were $237, $259 and $288, respectively.

Earnings Per Common Share: Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and convertible promissory notes.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,445 and $1,568 was required to meet regulatory reserve and clearing requirements at December 31, 2010 and 2009. Effective October 1, 2008, these balances began earning interest.

Dividend Reinvestment Plan: The Company administers a dividend reinvestment plan (DRIP), whereby the Company allocates applicable dividends to acquire, on the participant’s behalf, shares of the Company’s common stock. There were no dividends or shares issued in 2010 and 2009.

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Subordinated Debentures: As of December 31, 2010 and 2009, the Company sponsored one trust, of which 100% of the common equity is owned by the Company. The trust has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes. The notes held by the trust are the sole assets of that trust. Distributions on the trust preferred securities of the trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by the trust.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The trust is a variable interest entity under U.S. GAAP and is not consolidated. The Company’s investment in the common stock of the trust is included in the other assets category in the Company’s consolidated balance sheet.

Convertible Promissory Notes: During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) totaling $9.45 million. The Convertible Notes offering was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrue interest at a fixed rate of 10% payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The Company is not obligated to register the common stock issued on the conversion of the Convertible Notes.

Income Taxes: Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 16 for details on the Company’s income taxes.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax estimation presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company regularly reviews the carrying amount of its deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence it is more likely than not that all or a portion of the Company’s deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. The accounting guidance for income taxes prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon the examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.

Reclassifications: Certain items previously reported were reclassified to conform to the current presentation.

Recent Accounting Pronouncements:

In February 2008, the Financial Accounting Standards Board “FASB” issued Accounting Certificate Statement “ASC” 860-10 Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. ASC 860-10 requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under ASC 860-10, unless certain criteria are met, in which case the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under ASC 860-10. ASC 860-10 was effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of ASC 860-10 had no effect on the Company’s consolidated financial statements.

In November 2009, The FASB issued ASC 860-10 Accounting for Transfers of Financial Assets, an Amendment of ASC 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASC 860-10 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASC 860-10 also requires additional disclosures about all continuing involvements with transferred financial assets, including information about gains and losses resulting from transfers during the period. The amendment to ASC 860-10 became effective January 1, 2010 and did not have any impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.” This guidance requires an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis must be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and included additional disclosure requirements relating to financing receivables. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance. The disclosures related to period-end information are required to be provided in all interim and annual periods ending on or after December 15, 2010. Disclosures of activity that occurs during the reporting period are required in interim and annual periods beginning on or after December 15, 2010. The provisions of this guidance have been adopted and are disclosed in the Company’s consolidated statements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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

The methods and assumptions used to estimate fair value are described below.

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term borrowings and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate non-impaired loans and deposits and non-impaired variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of subordinated debt and convertible promissory notes is based on current rates for similar financing. It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is measured based on the present value of expected future cash flows for instruments where the Bank is obligated to fund such commitments.

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). None of the Company’s securities available for sale at December 31, 2010 or 2009 were measured using Level 1 inputs.

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

The fair value of impaired loans is based on review of comparable collateral in the similar marketplaces (Level 2 inputs) or an analysis of expected cash flows of the loan in relationship to the contractual terms of the loan. (Level 3 inputs). Impaired loans are carried at the lower of amortized cost or fair value less estimated costs to sell. Not all impaired loans are carried at fair value if there is sufficient collateral or expected repayments exceed the recorded investments of such loans.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS
($ in thousands)

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$33,753	$—	$33,753	$—
Mortgage-backed securities	159,646	—	159,646	—
Asset-backed securities	5,536		5,536
Obligations of states and political subdivisions	52,853	—	52,853	—
Private placement and corporate bonds	12,537	—	12,537	—
Other securities	2,435	—	2,435	—
Total securities available for sale	266,760	—	266,760	—
Mortgage servicing rights	746	—	746	—
Foreclosed properties	15,952	—	15,952	—
Total	$283,458	$—	$283,458	$—

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. Treasury securities	$30,000	$—	$30,000	$—
Mortgage backed securities	120,148	—	120,148	—
Obligations of states and political subdivisions	38,820	—	38,820	—
Private placement and corporate bonds	12,536	—	12,536	—
Other securities	3,330	—	3,330	—
Total securities available for sale	204,834	—	204,834	—
Mortgage servicing rights	609	—	609	—
Foreclosed properties	14,995	—	14,995	—
Total	$220,438	$—	$220,438	$—

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS
($ in thousands)

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,676	$—	$—	$7,676

	December 31, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$8,848	$—	$—	$8,848

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

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$54,555	$54,555	$86,442	$86,442
Federal funds sold	1	1	84	84
Securities available for sale	266,760	266,760	204,834	204,834
Loans held for sale	6,400	6,488	2,567	2,599
Loans, net	618,389	622,273	642,294	647,102
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	4,165	4,165	3,376	3,376

Financial liabilities
Deposits	$852,566	$854,598	$831,629	$833,428
Federal funds purchased and repurchase agreements	19,236	19,236	21,122	21,122
Federal Home Loan Bank advances	70,000	71,525	85,000	86,303
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,224	5,350	5,350
Accrued interest payable	1,239	1,239	1,889	1,889

Off-balance sheet credit related items Letter of credit	$737	$737	$2,978	$2,978

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 3 - SECURITIES

The fair value of securities available for sale and the related unrealized gains and losses as of December 31, 2010 and 2009 are as follows:

	2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government sponsored agency securities	$33,753	$80	$(35)
Obligations of states and political subdivisions	52,853	863	(284)
Asset –backed securities	5,536	175	(841)
Mortgage-backed securities	159,646	2,074	(866)
Private placement and corporate bonds	12,537	534	(33)
Other securities	2,435	—	—
	$266,760	$3,726	$(2,059)

	2009
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$30,000	$--	$--
Obligations of states and political subdivisions	38,820	853	(75)
Mortgage-backed securities	120,148	1,666	(500)
Private placement and corporate bonds	12,536	--	(2,601)
Other securities	3,330	--	--
	$204,834	$2,519	$(3,176)

Other securities consist of short-term money market mutual funds and equity securities in the Federal Reserve Bank and other nonmarketable equity securities, which are carried at cost.

A summary of sales of securities available for sale during the year ended December 31 is as follows:

	2010	2009	2008
Proceeds	$56,289	$206,529	$56,089
Gross realized gains	1,452	4,164	774
Gross realized losses	54	1	9

The estimated fair value of securities at December 31, 2010, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on mortgage backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 3 - SECURITIES (Continued)

Estimated Fair Value
Due in one year or less	$1,029
Due after one year through five years	29,819
Due after five years through ten years	37,693
Due after ten years	30,602
99,143
Other equity securities	2,435
Mortgage-backed securities	159,646
Asset-backed securities	5,536
$266,760

Securities pledged to secure public deposits and borrowed funds had a carrying value of $109,370 and $129,517 at December 31, 2010 and 2009, respectively.

Securities with unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2010
U.S. government sponsored agency securities	$4,960	$(35)	$—	$—	$4,960	$(35)
Obligations of states and political subdivisions	15,177	(284)	—	—	15,177	(284)
Mortgage-backed securities	53,582	(838)	5,500	(28)	59,082	(866)
Asset-backed securities	3,889	(841)	—	—	3,889	(841)
Private placement and corporate bonds	—	—	4,967	(33)	4,967	(33)
Total temporarily impaired	$77,608	$(1,998)	$10,467	$(61)	$88,075	$(2,059)

2009
U.S. Treasury securities	$30,000	$—	$—	$—	$30,000	$—
Obligations of states and political subdivisions	3,043	(47)	762	(28)	3,805	(75)
Mortgage-backed securities	45,920	(468)	1,141	(32)	47,061	(500)
Private placement and corporate bonds	—	—	12,536	(2,601)	12,536	(2,601)
Total temporarily impaired	$78,963	$(515)	$14,439	$(2,661)	$93,402	$(3,176)

At December 31, 2010, the mortgage-backed securities category with continuous unrealized losses for twelve months or more and the private placement and corporate bond category with continuous unrealized losses for twelve months or more each comprise one security.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (Continued)

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded in other comprehensive income as a separate component of equity, net of income tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the statement of operations. Losses deemed other-than-temporary not due to credit will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary due to credit. Management has determined that more likely than not the Company will not be required to sell the debt security before its anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

At December 31, 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of the Company’s stockholders’ equity.

NOTE 4 - LOANS

Major classifications of loans as of December 31, 2010 and 2009 are as follows:

	2010	2009

Commercial	$73,928	$83,674
Real estate:
Residential	129,449	124,830
Commercial	344,263	353,110

Construction	55,467	62,827
Consumer	10,225	11,804
Municipal loans	16,892	16,009
Total	630,224	652,254
Less:
Deferred loan origination fees, net of costs	(333)	(360)
Allowance for loan losses	(11,502)	(9,600)
Net Loans	$618,389	$642,294

Loans having a carrying value of $86,744 and $80,236 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2010 and 2009, respectively.

Certain directors and officers of the Company and the Bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the Bank during 2010 and 2009.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A summary of the changes in those loans is as follows:

	For the year ended December 31,
	2010	2009

Balance at beginning of year	$5,526	$5,523
New loans made	2,958	2,247
Repayments received	(2,513)	(2,180)
Reclassification for loans related to new/former officers and directors	(184)	(64)
Balance at end of year	$5,787	$5,526

Changes in the allowance for loan losses were as follows:

	For the year ended December 31,
	2010	2009	2008
Balance at beginning of year	$9,600	$13,561	$11,840
Provision charge to operations	7,350	6,500	17,961
Recoveries	3,141	797	427
Loans charged off	(8,589)	(11,258)	(16,667)
Balance at end of year	$11,502	$9,600	$13,561

Information regarding impaired loans is as follows:

	December 31,
	2010	2009

Impaired loans with no allocated allowance for loan loss	$25,525	$18,648
Impaired loans with allocated allowance for loan loss	10,514	10,003
Allowance allocated to impaired loans	2,838	1,155

	For the year ended December 31,
	2010	2009	2008
Average impaired loans during the period	$20,942	$42,955	$30,492
Interest income recognized during impairment	217	245	213
Cash-basis interest income recognized	210	240	106

Nonperforming loans were as follows:

	December 31,
	2010	2009

Loans past due over 90 days still on accrual	$—	$—
Loans restructured in a troubled debt restructuring - non accruing	623	3,343
Non-accrual loans	15,877	23,247
Total nonperforming loans	$16,500	$26,590
Restructured loans, accruing interest	$13,090	$2,061

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

If these loans had been current throughout their terms, interest income for the non-accrual period would have approximated $873, $1,981 and $2,887 for the years ended December 31, 2010, 2009 and 2008 respectively.

A breakdown of the allowance for loan losses (ALL) and recorded investments in loans at December 31, 2010 is as follows:

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$1,184	$1,452	$4,558	$1,497	$375	$0	$534	$9,600

Charge-offs	(1,837)	(156)	(5,443)	(1,030)	(123)	0	0	(8,589)
Recoveries	5	206	1,316	1,553	61	0	0	3,141
Provision	2,072	601	5,924	(831)	78	0	(494)	7,350

Ending Balance	$1,424	$2,103	$6,355	$1,189	$391	$0	$40	$11,502)

Loans:
Ending balance	$55,467	$129,448	$343,955	$73,904	$10,225	$16,892	$0	$629,891

ALL	(1,423)	(2,103)	(6,355)	(1,189)	(392)	0	(40)	(11,502

Recorded investment	$54,044	$127,345	$337,600	$72,715	$9,833	$16,892	$(40)	$618,389

Ending balance:
Individually evaluated	$4,127	$4,895	$25,119	$1,702	$196	$0	$0	$36,039
Collectively evaluated	51,340	124,554	319,144	72,226	10,029	16,892	(333)	593,851

Total	$55,467	$129,449	$344,263	$73,928	$10,225	$16,892	$(333)	$629,891

Loans are individually evaluated for impairment once a weakness or adverse trend is identified that may jeopardize the repayment of the loan.

The Company’s recorded investment in loans as of December 31, 2010 shown above is broken down by portfolio segment and impairment methodology.

Credit Quality: The Company utilizes a risk grading matrix on each of its commercial loans. Loans are graded on a scale of 1 to 7. A description of the loan grades is as follows:

0001 Excellent Risk. Borrowers of highest quality and character. Almost no risk possibility. Balance sheets are very strong with superior liquidity, excellent debt capacity and low leverage. Cash flow trends are positive and stable. Excellent ratios.

0002 Very Good Risk. Good ratios in all areas. High quality borrower. Normally quite liquid. Differs slightly from a one rated customer.

0003 Strong in most categories. Possible higher levels of debt or shorter track record. Minimal attention required. Good management.

0004 Better than Average Risk. Adequate ratios, fair liquidity, desirable customer. Proactive management. Performance trends are positive. Any deviations are limited and temporary as a historical trend.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

0005 Satisfactory Risk. Some ratios slightly weak. Overall ability to repay is adequate. Capable and generally proactive management in all critical positions. Margins and cash flow may lack stability but trends are stable to positive. Company normally profitable year to year but may experience an occasional loss.

0006 A Weakness detected in either management, capacity to repay or balance sheet. Erratic profitability and financial performance. Loan demands more attention. Includes loans deemed to have weaknesses and less than 90 days past due.

0006 B Have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s collateral position at some future date. Loans rated 6B are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

0007 Well defined weaknesses and trends that jeopardize the repayment of loans. Ranging from workout to legal. Includes loans that are 90 days and over past due.

Below is a breakdown of loans by risk grading as of December 31, 2010:

	0001-0005	0006 A	0006 B	0007	Total
Commercial	$61,733	$5,964	$3,590	$2,641	$73,928
Commercial real estate	240,368	33,604	35,763	34,528	344,263
Construction	37,990	6,587	5,308	5,582	55,467
	340,091	46,155	44,661	42,751	473,658

Real estate residential	120,529	715	1,846	6,359	129,449
Consumer	9,985	―	―	240	10,225
Municipal loans	16,892	―	―	―	16,892
Total Loans	$487,497	$46,870	$46,507	$49,350	$630,224

A summary of past due loans at December 31, 2010 is as follows:

	2010
	30-89 Days Past Due (accruing)	90 Days & Over or on non-accrual	Total

Construction	$586	$4,066	$4,652
Real estate – mortgage	1,311	4,845	6,156
Real estate – commercial	3,531	6,360	9,891
Commercial	289	973	1,262
Consumer	95	256	351
Municipal	—	—	—

Total	$5,812	$16,500	$22,313

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

	2009
	30-89 Days Past Due (accruing)	90 Days & Over or on non-accrual	Total

Construction	$—	$6,813	$6,813
Real estate – mortgage	964	4,253	5,217
Real estate – commercial	7,917	11,432	19,349
Commercial	256	4,035	4,291
Consumer	370	57	427
Municipal	—	—	—
Total	$9,507	$26,590	$36,098

Non-accrual loans at December 31, 2010 were $16,500 compared to $26,591 at December 31, 2009, a decrease of $10,082, or 37.9%. Loans past due 30 to 89 days and still accruing interest were $9,507 at December 31, 2009 compared to $5,812 at December 31, 2010, a decrease of $3,695, or 38.9%.

A summary of troubled debt restructurings at December 31 is as follows:

	2010		2009
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	1	43	—	—
Real estate – commercial	19	13,247	5	3,603
Commercial	2	404	13	1,801
Consumer	1	19	—	—
Municipal	—	—	—	—

Total	23	$13,713	18	$5,404

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A roll forward of troubled debt restructuring during the year ended December 31, 2010 is as follows:

	Construction Loans	Real Estate-Mortgage	Real Estate-Commercial	Commercial	Consumer	Municipal	Total
Accruing
Beginning balance	$—	$—	$2,061	$—	$—	$—	$2,061

Principal payments	—	(1,108)	(891)	—	—	—	(1,999)
Charge-offs	—	—	(89)	—	—	—	(89)
Advances	—	—	75	—	—	—	75
New restructured	—	1,152	11,197	1,029	—	—	13,378
Class transfers	—	—	644	(644)	—	—	—
Transfers between nonaccrual	—	—	(336)	—	—	—	(336)

Ending Balance	$—	$44	$12,661	$385	$—	$—	$13,090

Nonaccrual
Beginning balance	$—	$—	$1,542	$1,801	$—	$—	$3,343

Principal payments	—	—	(1,467)	(1,801)	—	—	(3,268)
Charge-offs	—	—	(59)	—	—	—	(59)
Advances	—	—	3	—	—	—	3
New Restructured	—	—	230	18	20	—	268
Class transfers	—	—	—	—	—	—	—
Transfers between accruing	—	—	336	—	—	—	336

Ending Balance	$—	$—	$585	$18	$20	$—	$623

Totals
Beginning balance	$—	$—	$3,603	$1,801	$—	$—	$5,404

Principal payments	—	(1,108)	(2,358)	(1,801)	—	—	(5,267)
Charge-offs	—	—	(148)	—	—		(148)
Advances	—	—	78	—	—		78
New Restructured	—	1,152	11,427	1,047	20		13,646
Class transfers	—	—	644	(644)	—	—	—
Transfers between accruing	—	—	—	—	—	—	—

Ending Balance	$—	$44	$13,246	$403	$20	$—	$13,713

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

At December 31, 2010, there were outstanding commitments of $22 to debtors whose terms have been modified in a troubled debt restructuring.

NOTE 5 - PREMISES AND EQUIPMENT

	December 31,
	2010	2009

Land	$5,407	$5,357
Buildings and improvements	25,601	24,945
Equipment	12,292	11,998
	43,300	42,300
Less accumulated depreciation	19,696	18,777

Premises and equipment	$23,604	$23,523

Depreciation expense was $1,330, $1,391 and $1,394 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s three-year lease to rent space for a branch bank location in a mall in Howard, Wisconsin expired in 2010. The Company also paid its proportional share of costs for common areas at the mall. Rent expense for these facilities for the years ended December 31, 2010, 2009 and 2008 was $22, $39 and $38, respectively.

During 2008 vacant property owned by the Company was sold with realized gains totaling $63. At December 31, 2010, approximately 12 acres of land was held for sale with a cost basis of $1,541.

During 2010, the remaining unit of space under a condominium development arrangement with a cost basis of $465 was transferred to the Bank.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 6 – FORECLOSED PROPERTIES, NET

Foreclosed properties are summarized as follows:

	For the year ended December 31,
	2010	2009	2008
Beginning balance	$14,995	$7,143	$5,167
Transfer of net realizable value to foreclosed properties	5,587	12,196	8,328
Sale proceeds, net	(2,520)	(3,774)	(2,623)
Net gain (loss) from sale of foreclosed properties	39	108	(119)
Provision for foreclosed properties	(2,149)	(678)	(3,610)
Total foreclosed properties	$15,952	$14,995	$7,143

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	For the year ended December 31,
	2010	2009	2008
Beginning balance	$2,773	$3,391	$207
Provision charged to operations	2,149	678	3,610
Amounts related to properties disposed	(940)	(1,296)	(426)

Balance at end of year	$3,982	$2,773	$3,391

NOTE 7 – MORTGAGE SERVICING RIGHTS

The Bank has obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market with servicing retained. New mortgage servicing rights (MSRs) are recorded when loans are sold in the secondary market with servicing retained. On a quarterly basis MSRs are valued based on available market information. The Bank does not hedge the risk of changes in fair value.

Changes in the carrying value of MSR’s are as follows:

	For the Year Ended December 31,
	2010	2009
Balance at beginning of period	$609	$860
Addition from loans sold with servicing retained	224	108
Loan payments and payoffs	(179)	(270)
Change in valuation	92	(89)
Balance at end of period	$746	$609
Balance of underlying loans being serviced at December 31	$81,157	$78,167

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 8 - DEPOSITS

The following is a summary of deposits by type at December 31:

	2010	2009
Non-interest-bearing demand deposits	$84,552	$81,336
Interest-bearing demand deposits	157,977	150,650
Savings deposits	37,824	33,450
Money market deposits	239,340	193,130
Time deposits $100,000 and greater	140,493	159,764
Other time deposits	192,380	213,299
Total deposits	$852,566	$831,629

Brokered certificates of deposit included above:	$45,584	$48,940

At December 31, 2010, the scheduled maturities of time deposits were as follows:

2011	$213,803
2012	80,642
2013	29,176
2014	8,488
2015	764
$332,873

Deposits from the Company’s directors and officers held by the Bank at December 31, 2010 and 2009 amounted to $5,128 and $3,666, respectively.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances at December 31 is as follows:

Year of Maturity	2010	Weighted Average Rate	2009	Weighted Average Rate
2010	$—	—%	$5,000	1.86%
2011	15,000	1.77	70,000	2.72
2012	15,000	1.51	10,000	2.81
2013	15,000	1.62	—	—
2014	13,000	2.13	—	—
2015	12,000	2.39	—	—
Total fixed maturity	$70,000	1.86%	$85,000	2.68%

Maximum month-end amounts outstanding were $85,000 and $85,095 during the years ended December 31, 2010 and 2009, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $45,656 of real estate mortgages, $41,088 of home equity lines and $53,698 of mortgage-backed and U.S. government sponsored agency securities. A $5,000 advance maturing in 2011 is variable priced at three month LIBOR plus 28 basis points, capped at 2.45%. All other advances are fixed rate. During the third and fourth quarters of 2010, $55,000 of borrowings were restructured at reduced interest rates and the maturity dates were extended.

NOTE 10 - FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

Short-term borrowings consisted of the following at December 31:

	2010	2009

Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	19,236	21,122
	$19,236	$21,122

Average amounts outstanding during year	$24,626	$23,350
Maximum month-end amounts outstanding	31,316	33,757
Average interest rates on amounts outstanding at end of year	0.31%	0.50%
Average interest rates on amounts outstanding during year	0.39%	0.71%

NOTE 11 - SUBORDINATED DEBENTURES

On March 31, 2006, the Company issued $16.1 million of trust preferred securities and $0.5 million of trust common securities issued under the name Baylake Capital Trust II (“Trust II”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.65% at December 31, 2010). Trust II’s ability to pay amounts due on the trust-preferred securities is solely dependent upon the Company making payment on the related subordinated debentures to the Trust. The Company’s obligations under the subordinated debentures include a conditional guarantee by the Company of the Trust’s obligations under the trust securities issued by the trust. In addition, under the terms of the Debentures, the Company would be precluded from paying dividends on the Company’s common stock if the Company was in default under the Debentures, if the Company exercised its right to defer payments of interest on the Debentures or if certain related defaults occurred. At December 31, 2010 the Company is current on its interest payments.

NOTE 12 – CONVERTIBLE PROMISSORY NOTES

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) totaling $9.45 million. The Convertible Notes offering was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 12 – CONVERTIBLE PROMISSORY NOTES (Continued)

The Convertible Notes accrue interest at a fixed rate of 10% payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The Company is not obligated to register the common stock issued on the conversion of the Convertible Notes.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2010, regulatory notifications categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Effective December 29, 2010, Baylake Corp., and its wholly-owned bank subsidiary, Baylake Bank, entered into a Written Agreement (“Written Agreement”) with the Federal Reserve Bank of Chicago and the State of Wisconsin Department of Financial Institutions (“WDFI”). Under the terms of the Written Agreement, both the Company and the Bank have agreed to: (a) submit for approval plans to maintain sufficient capital at the Company, on a consolidated basis, and the Bank, on a stand-alone basis; (b) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification payments and severance payments; and (c) refrain from declaring or paying dividends absent prior regulatory approval. It is the intent of the Directors and senior management of the Company and the Bank to diligently seek to comply with all requirements specified in the Written Agreement.

Regulatory restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the “WDFI” if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. During 2010 and 2009, no dividends were declared. In order to pay dividends in the future, the Bank will need to seek prior approval from WDFI, as well as the Federal Reserve Board. Future dividends will be subject to improved earnings and the reduction of non-performing loans, among others.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 13 - CAPITAL MATTERS (Continued)

The Company’s and the Bank’s risk-based capital and leverage ratios at December 31, 2010 and 2009 are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk-weighted assets
Consolidated	$96,245	12.76%	$60,364	8.00%	N/A	N/A
Bank	94,194	12.48%	60,394	8.00	$75,493	10.00%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	77,338	10.25%	30,182	4.00	N/A	N/A
Bank	84,732	11.22%	30,197	4.00	45,296	6.00
Tier 1 (Core) Capital to average assets
Consolidated	77,338	7.41%	41,720	4.00	N/A	N/A
Bank	84,732	8.12%	41,237	4.00	52,171	5.00

2009
Total Capital to risk-weighted assets
Consolidated	$92,667	12.18%	$60,882	8.00%	N/A	N/A
Bank	90,321	11.86%	60,940	8.00	$76,175	10.00%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	77,804	10.22%	30,441	4.00	N/A	N/A
Bank	80,798	10.61%	30,470	4.00	45,705	6.00
Tier 1 (Core) Capital to average assets
Consolidated	77,804	7.60%	40,961	4.00	N/A	N/A
Bank	80,798	7.89%	40,978	4.00	51,222	5.00

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include off balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees are recorded at fair value. The Company does not use forward loan sale commitments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

	December 31,
	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$186,823	$168,195
Standby letters of credit	12,448	14,550

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties. Fixed rate commitments totaled $8,390 and $9,543 at December 31, 2010 and 2009, respectively, with rates ranging from 3.00% to 9.95% in 2010 and 3.00% to 9.25% in 2009.

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

In 2010, 2009 and 2008, impairment charges of $737, $20 and $2,539 were taken, respectively, on standby letters of credit which were issued by the Company on behalf of customers to accommodate their borrowings with third parties. The provision for impairment charges relates to the establishment of a liability for the Company’s expected losses on outstanding letters of credit. The Company continues to monitor the financial condition of the borrowers on an ongoing basis, and if they continue to deteriorate, may need to provide additional reserves with respect to the off-balance commitment. The balance of the letters of credit totaled $3,822 at December 31, 2010. At December 31, 2010 and 2009, the carrying value recorded by the Company as a liability for those guarantees was $737 and $2,977, respectively.

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

The Company does not use interest rate contracts (e.g. swaps) or other derivatives to manage interest rate risk and does not have any of these instruments outstanding as of and for the years ended December 31, 2010, 2009 and 2008.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 15 - RETIREMENT PLANS

The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The discretionary employer contributions paid and expensed under all plans totaled $359, $504 and $1,103 in 2010, 2009 and 2008, respectively. Certain officers and directors of the Company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $329 in 2010, $431 in 2009, and $(512) in 2008. The aggregate amount of deferred compensation included in other liabilities in the consolidated balance sheets is $3,477 and $3,385 in 2010 and 2009, respectively. The Company has established the Baylake Bank Supplemental Executive Retirement Plan (“Plan”) which is intended to provide certain management and highly compensated employees of the Company who have contributed and are expected to continue to contribute to the Company’s success, deferred compensation in addition to that available under the Company’s other retirement programs. Costs amounting to $210, $305 and $(640) are included in the amounts charged to expense for 2010, 2009 and 2008, respectively. The Company has ceased contributions to the Plan at the present time and does not expect to resume making contributions to the Plan in the foreseeable future.

NOTE 16- INCOME TAXES

Income tax expense (benefit) consists of the following:

	For the year ended December 31,
	2010	2009	2008
Current income taxes
Federal	$438	$(2,927)	$(1,792)
State	(17)	54	(142)
	421	(2,873)	(1,934)
Deferred income taxes
Federal	(1,335)	3,446	(4,254)
State	(2)	314	(1,672)
	(1,337)	3,760	(5,926)
Income tax expense (benefit)	$(916)	$887	$(7,860)

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2010	2009	2008
Income tax expense (benefit) based on statutory rate (34%)	$75	$1,773	$(6,010)
State income tax expense (benefit) net of federal tax expense (benefit)	(12)	243	(1,103)
Effect of tax-exempt interest income	(686)	(744)	(935)
Life insurance death benefit and earnings	(167)	(213)	(11)
Equity in income of UFS subsidiary	(164)	(126)	(80)
Other	38	(46)	279

Expense (benefit) based on effective tax rates	$(916)	$887	$(7,860)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 16- INCOME TAXES (Continued)

The following is a summary of the significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2010 and 2009:

	2010	2009
Deferred income tax assets
Allowance for loan losses	$4,510	$3,764
Off-balance sheet credit losses	289	—
Deferred loan fees	131	141
Deferred compensation	1,679	1,653
Non accrual loans	162	216
Accrued vacation pay	382	367
OREO property valuation	1,562	1,087
Net unrealized loss on securities available for sale	—	333
Donations	151	146
Deferred tax credits – AMT	1,923	1,485
Federal net operating loss carryforwards (NOLs)	1,382	1,603
State net operating loss carryforwards (NOLs)	1,832	1,993
Other	90	83
Total deferred tax assets before valuation allowance	14,093	12,871
Valuation allowance	(658)	(658)
Net deferred tax assets after valuation allowance	13,435	12,213
Deferred income tax liabilities
Depreciation	2,031	1,914
FHLB stock dividends	791	791
Mortgage loan servicing	64	22
Net unrealized gain on securities available for sale	659	—
Equity in UFS subsidiary	534	489
Prepaid expenditures	133	117
Other	21	24
Total deferred income tax liabilities	4,233	3,357
Net deferred income tax assets	$9,202	$8,856

The Company has federal net operating loss carryforwards of approximately $4.1 million and $4.7 million and state net operating loss carry forwards of $35.1 million and $38.2 million at December 31, 2010 and December 31, 2009, respectively. The federal net operating loss carryforwards will expire in varying amounts between 2028 and 2029. The state net operating losses expire annually through 2024.

The Company carries a valuation allowance to reduce deferred income tax assets related to state net operating loss carryforwards to an amount which the Company believes the benefit will more likely than not be realized. The Company will continue to assess the amount of tax benefits it may realize.

During the fourth quarter of 2008, the Company changed its approach for treating a portion of UFS income as a temporary difference instead of a permanent difference. The effect of this change was not material to the Company’s consolidated financial condition and results of operations for the year ended December 31, 2008.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 16- INCOME TAXES (Continued)

Income tax expense recorded in the consolidated statement of operations involves the interpretation and application of certain accounting pronouncements and federal and state tax codes. The Company undergoes examination by various regulatory taxing agencies. Such agencies may require that changes in the amount of tax expense be recognized when their interpretations differ from those of management, based on their judgment about information available to them at the time of their examination.

A roll forward of the activity in the Company’s accrual for uncertain tax positions is as follows:

	For the year ended December 31,
	2010	2009

Balance, beginning of year	$177	$354
Settlement payment	(177)	(177)
Balance, end of year	$—	$177

The gross tax liability was related to income earned by the Company’s subsidiary located in the state of Nevada. Due to the State of Wisconsin Department of Revenue’s (WDOR) change in position on the taxability of income from Nevada subsidiaries, and based on the Company’s analysis, there was an accrued liability of $0 and $177 at December 31, 2010 and 2009, respectively. On November 10, 2008, the Company entered into a settlement agreement with the WDOR related to this issue. The tax liabilities decreased by approximately $177 during both 2010 and 2009 as a result of the WDOR settlement payments, thus reducing the gross tax liability to zero.

The Company and its subsidiaries are subject to U.S. federal and Wisconsin state income tax. In February 2009, the State of Wisconsin passed legislation that requires tax reporting on a consolidated basis (known as “combined reporting”) effective January 1, 2009. The Company and its subsidiaries file a consolidated federal income tax return and a combined Wisconsin tax return. With the exception of the federal net operating loss carryback to 2004 and 2005, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2007 and for Wisconsin state income taxes through 2005. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. Included in the $177 balance referred to above was $52 of interest, net of federal tax benefit.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands, except per share data)

NOTE 17 - EARNINGS PER SHARE

Earnings (loss) per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

	For the year ended December 31,
	2010	2009	2008
Basic
Net income (loss)	$1,137	$4,329	$(9,817)
Weighted average common shares outstanding	7,911,539	7,911,539	7,911,469
Basic earnings (loss) per common share	$0.14	$0.55	$(1.24)
Diluted
Net income (loss)	$1,137	$4,329	$(9,817)
Weighted average common shares outstanding for basic earnings per share	7,911,539	7,911,539	7,911,469

Add: Dilutive effects of assumed exercises of stock options	—	—	—
Add: Dilutive effects of convertible promissory notes	—	—	—
Average shares and dilutive potential common shares	7,911,539	7,911,539	7,911,469
Diluted earnings (loss) per common share	$0.14	$0.55	$(1.24)
Additional common stock option shares that have not been included due to their antidilutive effect	49,628	73,628	126,628
Additional common stock convertible debenture shares that have not been included due to their antidilutive effect	1,890,000	1,070,000	—

NOTE 18 - STOCK OPTION PLAN

The Company has a non-qualified stock option plan (the “Option Plan”) under which certain officers and key salaried employees may purchase shares of the Company’s stock at an established exercise price. Unless earlier terminated, these options will expire ten years from the date of grant. The options vest over a five-year period, becoming exercisable 20% per year, commencing one year from date of grant. Total compensation cost (benefit), net of income tax, that has been charged against income for the Option Plan was $1, $2 and $(36) for 2010, 2009 and 2008, respectively. The total income tax benefit was $0, $0 and $(8) for the respective periods.

There were no stock options granted in 2010, 2009 or 2008.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands, except per share data)

NOTE 18 - STOCK OPTION PLAN (Continued)

Activity in the stock option plan during 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	73,628	$17.40		$
Granted	—	—	—		—
Exercised	—	—	—		—
Forfeited or expired	(24,000)	25.00			—
Outstanding at end of year	49,628	$13.73	1.45		$—
Exercisable at end of year	49,628	$13.73	1.15		$—
Fully vested and expected to vest	49,628	$13.73	1.15		$—

Activity in the Option Plan during 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	126,628	$16.53		$
Granted	—	—	—		—
Exercised	—	—	—		—
Forfeited or expired	(53,000)	15.25			—
Outstanding at end of year	73,628	$17.40	1.45		$—

Exercisable at end of year	73,628	$17.40	1.45		$—

Fully vested and expected to vest	73,628	$17.40	1.45		$—

Activity in the stock option plan during 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	212,134	$16.60		$
Granted	—	—	—		—
Exercised	—	—	—		—
Forfeited or expired	(85,506)	16.75			—
Outstanding at end of year	126,628	$16.50	1.42		$—

Exercisable at end of year	124,628	$16.54	1.38		$—

Fully vested and expected to vest	126,628	$16.50	1.42		$—

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 18 - STOCK OPTION PLAN (Continued)

As of December 31, 2010, there was no unrecognized compensation cost related to nonvested stock options granted under the Option Plan. On January 2, 2011, 11,600 options to purchase common shares at $14.75 per share expired unexercised.

In June 2010, the Company’s shareholders approved the Baylake Corp. 2010 Equity Incentive Plan (the “2010 Plan”), under which current and prospective employees, non employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock or restricted stock units, or stock appreciation rights. The aggregate number of shares of the Company’s common stock issuable under the 2010 Plan is 750,000. No awards have been granted to date under the 2010 Plan.

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS
December 31

	2010	2009
ASSETS
Cash and cash equivalents	$2,351	$2,112
Receivable from subsidiary	43	19
Deferred income taxes	16	16
Unamortized debt offering costs	133	162
Income tax receivable	98	49
Investment in subsidiaries	99,988	93,692

Total assets	$102,629	$96,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Other payables	$10	$—
Interest Payable	2	2
Debentures	16,100	16,100
Convertible promissory notes	9,450	5,350
Total liabilities	25,562	21,452

Stockholders’ equity	77,067	74,598

Total liabilities and stockholders’ equity	$102,629	$96,050

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31

	2010	2009	2008
Income
Dividends from subsidiaries	$—	$—	$—
Interest income	26	18	37
Total income	26	18	37

Expenses
Interest	1,136	529	794
Other	127	107	116
Total expenses	1,263	636	910
Loss before equity in undistributed net income of subsidiaries	(1,237)	(618)	(873)

Equity in undistributed net income (loss) of subsidiaries (dividends in excess of earnings)	1,889	4,705	(9,241)
Income (loss) before income taxes	652	4,087	(10,114)
Income tax benefit	(485)	(242)	(297)

Net income (loss)	$1,137	$4,329	$(9,817)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,137	$4,329	$(9,817)
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings) loss of subsidiary (dividends in excess of earnings)	(1,889)	(4,705)	9,241
Amortization of debt issuance costs	34	12	—
Net change in intercompany receivable	(24)	9	2,203
Other changes, net	(39)	(67)	(10)
Net cash provided by (used in) operating activities	(781)	(422)	1,617

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	4,100	5,350	—
Debt issuance costs	(5)	(174)	—
Surplus contributed to Bank	(3,075)	(3,850)	—
Dividend reinvestment plan	—	—	265
Dividends paid	—	—	(1,262)
Net cash provided by (used in) financing activities	1,020	1,326	(997)

Net change in cash and cash equivalents	239	904	620
Beginning cash and cash equivalents	2,112	1,208	588
Ending cash and cash equivalents	$2,351	$2,112	$1,208

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Management’s Report on Internal Control over Financial Reporting: The report of our management on our internal control over financial reporting appears on page 54 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections titled “Proposal No. 1, Election of Directors,” “Information on Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” contained in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled “Director Fees and Benefits”, “Compensation Discussion and Analysis”, “Board of Directors Compensation Committee Report on Management Compensation”, and “Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the section titled “Ownership of Baylake Common” contained in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	39,628	$13.62	750,000
Equity compensation plans not approved by security holders**	10,000	14.15	—
Total	49,628	$13.73	750,000

** These options represent options granted with the same terms and conditions as those granted under the 1993 Stock Option Plan, as amended, but after expiration of that Plan. The total number of options granted was less than the total authorized under the Plan, which was adopted with shareholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the section titled “Certain Transactions with Management” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the section titled “Principal Accountant Fees and Services” in the definitive proxy statement for our 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 and 2
The consolidated financial statements and supplementary data contained in Item 8 of this report are filed as part of this Form 10-K.

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.

Reference is made to the Exhibit Index following the signatures for exhibits filed as part of this Form 10-K.

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

Date: March 1, 2011

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

/s/ Thomas L. Herlache	/s/ Richard A. Braun
Thomas L. Herlache, Director	Richard A. Braun, Director Co-Chairman of the Board

/s/ Kevin L. LaLuzerne	/s/ Robert W. Agnew
Kevin L. LaLuzerne, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Robert W. Agnew, Director Co-Chairman of the Board

/s/ Dee Geurts-Bengtson	/s/ Robert J. Cera
Dee Geurts-Bengtson, Director	Robert J. Cera, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ George Delveaux, Jr.	/s/ Roger G. Ferris
George Delveaux, Jr., Director	Roger G. Ferris, Director

/s/ Joseph J. Morgan	/s/ William Parsons
Joseph J. Morgan, Director	William Parsons, Director

/s/ Terrence R. Fulwiler	/s/ Paul Jay Sturm
Terrence R. Fulwiler, Director	Paul Jay Sturm, Director

/s/ Louis J. “Rick” Jeanquart	/s/ Elyse Mollner Stackhouse
Louis J. “Rick” Jeanquart, Director	Elyse Mollner Stackhouse, Director

* Each of the above signatures is affixed as of March 1, 2011.

.
Exhibit No.	Description

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

10.9	Preferred Compensation Agreement, incorporated by reference to Exhibit 10.1 from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007*

10.10	Non-Qualified Retirement Trust incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007*

10.11

Amendments to Deferred Compensation Agreements with Thomas L. Herlache and Summary of Benefits for serving as Chairman, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007*

10.12	Baylake Corp. 2010 Equity Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed on April 28, 2010 in connection with the Company’s 2010 Annual Meeting*

10.13

Written Agreement, effective December 29, 2010, by and among Baylake Corp., Baylake Bank, the Federal Reserve Bank of Chicago and the State of Wisconsin Department of Financial Institutions, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 3, 2011

16.1

Letter of Crowe Chizek and Company LLC regarding change in independent registered public accounting firm, incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on May 5, 2008

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