Form 10-Q
period 2011-03-31
BAYLAKE CORP
filed 2011-05-06
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ________________

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

Yes ☐  No ☒

Number of outstanding shares of common stock, $5.00 par value per share, as of May 6, 2011: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2011 (Unaudited) and December 31, 2010
(Dollar amounts in thousands)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from financial institutions	$46,441	$54,555
Federal funds sold	6	1
Cash and cash equivalents	46,447	54,556
Securities available for sale	263,864	266,760
Loans held for sale	—	6,400
Loans, net of allowance of $12,098 and $11,502 at March 31, 2011 and December 31, 2010, respectively	608,630	618,389
Cash value of life insurance	22,904	24,472
Premises and equipment, net	23,429	23,604
Federal Home Loan Bank stock	6,792	6,792
Foreclosed properties, net	13,725	15,952
Goodwill	6,641	6,641
Deferred income taxes	8,689	9,202
Accrued interest receivable	4,593	4,165
Other assets	13,356	15,520
Total Assets	$1,019,070	$1,052,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$85,558	$84,552
Interest-bearing	738,343	768,014
Total Deposits	823,901	852,566
Federal Home Loan Bank advances	55,000	70,000
Repurchase agreements	27,021	19,236
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	9,450
Accrued expenses and other liabilities	8,631	8,034
Total Liabilities	940,103	975,386

Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,132,552 shares at March 31, 2011 and December 31, 2010; Outstanding-7,911,539 shares at March 31, 2011 and December 31, 2010	40,662	40,662
Additional paid-in capital	11,989	11,980
Retained earnings	27,616	26,965
Treasury stock (221,013 shares at March 31, 2011 and December 31, 2010)	(3,549)	(3,549)
Accumulated other comprehensive income	2,249	1,009
Total Stockholders’ Equity	78,967	77,067
Total Liabilities and Stockholders’ Equity	$1,019,070	$1,052,453

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three months ended March 31, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2011	2010
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,482	$9,084
Taxable securities	1,751	1,864
Tax exempt securities	380	367
Federal funds sold	21	32
Total Interest and Dividend Income	10,634	11,347
INTEREST EXPENSE
Deposits	1,956	2,829
Repurchase agreements	22	29
Federal Home Loan Bank advances and other debt	314	556
Subordinated debentures	67	64
Convertible promissory notes	245	147
Total Interest Expense	2,604	3,625
Net interest income	8,030	7,722
Provision for loan losses	1,300	1,050
Net interest income after provision for loan losses	6,730	6,672
NONINTEREST INCOME
Fees from fiduciary activities	283	216
Fees from loan servicing	190	157
Fees for other services to customers	1,251	1,198
Net gain on sale of loans	386	168
Net gain/(loss) in mortgage servicing rights	(30)	6
Net gain on sale of securities	125	—
Net gain on sale of premises and equipment	8	—
Increase in cash surrender value of life insurance	130	83
Income in equity of UFS subsidiary	231	161
Other income	40	22
Total Noninterest Income	2,614	2,011
NONINTEREST EXPENSE
Salaries and employee benefits	4,556	4,262
Occupancy expense	605	611
Equipment expense	280	326
Data processing and courier	208	225
FDIC insurance expense	731	461
Operation of other real estate	1,038	425
Provision for impairment of standby letters of credit	7	87
Loan and collection expense	168	151
Other outside services	165	183
Other operating expenses	956	988
Total Noninterest Expense	8,714	7,719
Income before provision for income taxes	630	964
Provision for/(benefit from) income taxes	(21)	147
Net Income	$651	$817

Basic earnings per share	$0.08	$0.10
Diluted earnings per share	$0.08	$0.10

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (Unaudited)
Three months ended March 31, 2011
(Dollar amounts in thousands, except share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity

Balance, January 1, 2011	7,911,539	$40,662	$11,980	$26,965	$(3,549)	$1,009	$77,067
Net income for the period	—	—	—	651	—	—	651
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	2,176	2,176
Reclassification adjustment for net gains realized in income						(125)	(125)
Tax effect						(811)	(811)
Total comprehensive income							1,240
Stock compensation expense			9				9

Balance, March 31, 2011	7,911,539	$40,662	$11,989	$27,616	$(3,549)	$2,249	$78,967

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2011 and 2010
(Dollar amounts in thousands)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$651	$817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325	332
Amortization of debt issuance costs	9	8
Amortization of core deposit intangible	—	13
Provision for losses on loans	1,300	1,050
Provision for impairment of letters of credit	7	51
Net amortization of premium/discount on securities	745	293
Increase in cash surrender value of life insurance	(130)	(83)
Net realized gain on sale of securities	(125)	—
Net gain on sale of loans	(386)	(168)
Proceeds from sale of loans held for sale	31,918	13,153
Origination of loans held for sale	(25,189)	(10,880)
Net change in valuation of mortgage servicing rights	33	(6)
Provision for valuation allowance on foreclosed properties	682	180
Net gain on sale of premises and equipment	(8)	—
Net gain on disposals of foreclosed properties	(83)	(17)
Provision/(benefit) for deferred tax expense	(297)	49
Stock option compensation expense recognized	8	—
Income in equity of UFS subsidiary	(231)	(161)
Changes in assets and liabilities:
Accrued interest receivable and other assets	3,493	2,349
Payment to reduce LOC valuation allowance	—	(2,980)
Accrued expenses and other liabilities	590	719
Net cash flows provided by operating activities	13,312	4,719
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	16,226	—
Principal payments on securities available for sale	12,924	39,707
Purchase of securities available for sale	(24,823)	(63,953)
Proceeds from sale of foreclosed properties	2,872	314
Proceeds from sale of premises and equipment	11	—
Loan originations and payments, net	7,215	6,699
Additions to premises and equipment	(153)	(336)
Proceeds from life insurance surrender	1,698	—
Rabbi Trust initial funding	(1,626)	—
Net change in federal funds sold	(5)	—
Dividend from UFS Subsidiary	115	—
Net cash provided by (used in) investing activities	14,454	(17,569)

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2011 and 2010
(Dollar amounts in thousands)

	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(28,665)	$(18,235)
Net change in federal funds purchased and repurchase agreements	7,785	3,541
Repayments on Federal Home Loan Bank advances	(15,000)	(10,000)
Proceeds from issuance of convertible promissory notes	—	1,300
Net cash used in financing activities	(35,880)	(23,394)
Net change in cash and cash equivalents	(8,114)	(36,244)

Beginning cash and cash equivalents	54,555	86,526
Ending cash and cash equivalents	$46,441	$50,282
Supplemental cash flow information:
Interest paid	$2,312	$3,597
Income taxes refunded	3,046	2,415
Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$1,244	$1,393
Mortgage servicing rights resulting from sale of loans	57	12

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

1.

The accompanying interim consolidated financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three month period ending March 31, 2011 and 2010. The consolidated results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the entire year. We have evaluated all subsequent events through May 6, 2011, the date the interim consolidated financial statements were issued.

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

EARNINGS PER SHARE
(Dollar amounts in thousands, excluding per share data)

	Three months ended March 31,
	2011		2010
(Numerator):
Net income	$651		$817
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539		7,911,539
Dilutive effect of stock options	––	(1)	––	(1)
Dilutive effect of convertible promissory notes	––	(2)	––	(2)
Dilutive effect of restricted stock	5,845		––
Weighted average number of common shares outstanding-diluted	7,917,384		7,911,539
Basic Earnings Per Share	$0.08		$0.10
Diluted Earnings Per Share	$0.08		$0.10

(1)

At March 31, 2011 and 2010, there were 112,600 and 49,628 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2)

At March 31, 2011, we had $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. On October 1, 2014, one-half of the original principal amount of the Convertible Notes is mandatorily convertible at the conversion ratio if conversion has not occurred. The mandatorily convertible principal of the Convertible Notes represents 945,000 shares, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive. The remaining half of the principal amount of Convertible Notes is convertible into an additional 945,000 common shares at the discretion of the respective holders. These shares have not been included because of their anti-dilutive effect, if converted.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

4.	Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (“Topic 310”): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operation or liquidity.

In May 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The provisions of this guidance are not expected to have a significant impact on the Company’s consolidated financial condition, results of operation or liquidity.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

The fair value of impaired loans is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated costs to sell. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the investments in such loans. Impaired loans are carried at the lower of amortized cost or fair value (Level 3 inputs).

ASSETS MEASURED ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$28,111	$—	$28,111	$—
Mortgage-backed securities	161,493	—	161,493	—
Asset-backed securities	5,880	—	5,880	—
Obligations of states and political subdivisions	53,158	—	53,158	—
Private placement and corporate bonds	12,474	—	12,474	—
Other securities	2,748	—	2,748	—
Total securities available for sale	263,864	—	263,864	—
Mortgage servicing rights	770	—	770	—
Foreclosed properties	13,725	—	13,725	—
Total	$278,359	$—	$278,359	$—

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$33,753	$—	$33,753	$—
Mortgage-backed securities	159,646	—	159,646	—
Asset-backed securities	5,536		5,536
Obligations of states and political subdivisions	52,853	—	52,853	—
Private placement and corporate bonds	12,537	—	12,537	—
Other securities	2,435	—	2,435	—
Total securities available for sale	266,760	—	266,760	—
Mortgage servicing rights	746	—	746	—
Foreclosed properties	15,952	—	15,952	—
Total	$283,458	$—	$283,458	$—

ASSETS MEASURED ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,274	$—	$—	$7,274

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,676	$—	$—	$7,676

Required Financial Disclosures about Fair Value of Financial Instruments

The accounting guidance for financial instruments requires disclosures of estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of this guidance. Accordingly, the fair value disclosures required by this guidance are only indicative of the value of individual financial instruments as of the dates indicated and should not be considered an indication of our fair value.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

	(Dollar amounts in thousands)
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$46,441	$46,441	$54,555	$54,555
Federal funds sold	6	6	1	1
Securities available for sale	263,864	263,864	266,760	266,760
Loans held for sale	—	—	6,400	6,488
Loans, net	608,630	608,981	618,389	622,273
Cash value of life insurance	22,904	22,904	24,472	24,472
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	4,593	4,593	4,165	4,165
FINANCIAL LIABILITIES
Deposits	$823,901	$825,293	$852,566	$854,598
Repurchase agreements	27,021	27,021	19,236	19,236
Federal Home Loan Bank advances	55,000	55,778	70,000	71,525
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,640	9,450	9,224
Accrued interest payable	1,531	1,531	1,239	1,239

Off-balance sheet credit related items:
Letters of credit	$744	$744	$737	$737

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

(g) Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates fair value.

(h) Deposits

The carrying amount of demand deposits (interest-bearing and non-interest-bearing), savings deposits, and money market deposits approximates fair value. The carrying amount of variable rate time deposits, including certificates of deposit, approximates fair value. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates.

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
March 31, 2011

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$28,111	$137	$(33)
Obligations of states and political subdivisions	53,158	1,342	(112)
Mortgage-backed securities	161,493	2,602	(444)
Asset-backed securities	5,880	170	(379)
Private placement and corporate bonds	12,474	435	—
Other securities	2,748	—	—
Totals	$263,864	$4,686	$(968)

	December 31, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$33,753	$80	$(35)
Obligations of states and political subdivisions	52,853	863	(284)
Mortgage-backed securities	159,646	2,074	(866)
Asset-backed securities	5,536	175	(841)
Private placement and corporate bonds	12,537	534	(33)
Other securities	2,435	—	—
Totals	$266,760	$3,726	$(2,059)

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$4,962	$(33)	$—	$—	$4,962	$(33)
Obligations of states and political subdivisions	7,886	(89)	227	(23)	8,113	(112)
Mortgage-backed securities	42,884	(444)	—	—	42,884	(444)
Asset-backed securities	—	—	4,252	(379)	4,252	(379)
Total temporarily impaired	$55,732	$(566)	$4,479	$(402)	$60,211	$(968)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$4,960	$(35)	$—	$—	$4,960	$(35)
Obligations of states and political subdivisions	15,177	(284)	—	—	15,177	(284)
Mortgage-backed securities	53,582	(838)	5,500	(28)	59,082	(866)
Asset-backed securities	3,889	(841)	—	—	3,889	(841)
Private placement and corporate bonds	—	—	4,967	(33)	4,967	(33)
Total temporarily impaired	$77,608	$(1,998)	$10,467	$(61)	$88,075	$(2,059)

At March 31, 2011, the obligations of state and political subdivisions category with continuous unrealized losses for twelve months or more comprises one security. The asset-backed securities category with continuous unrealized losses for twelve months or more comprises two securities.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

7.	Loans

Loans held for investment are summarized as follows (dollar amounts in thousands):

	March 31, 2011	December 31, 2010

Real Estate-Commercial	$330,226	$344,263
Real Estate-Residential	130,322	129,449
Real Estate-Construction	53,298	55,467
Commercial Loans	81,688	73,928
Consumer Loans	9,576	10,225
Obligations of States and Political Subdivisions	15,960	16,892
Gross Loans	621,070	630,224
Less: Deferred Origination Fees, net of costs	(342)	(333)
Less: Allowance for Loan Losses	(12,098)	(11,502)
Total	$608,630	$618,389

Loans having carrying value of $90,260 and $86,744 are pledged as collateral for borrowings from the Federal Home Loan Bank at March 31, 2011 and December 31, 2010, respectively.

A summary of the activity in the allowance for loan losses by class of loan is as follows (dollar amounts in thousands):

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Balance January 1, 2011	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502

Charge-offs	(62)	(393)	(222)	(21)	(157)	—	—	(855)

Recoveries	50	2	71	15	13	—	—	151

Provision	(36)	678	(23)	(161)	142	—	700	1,300

Balance March 31, 2011	$1,376	$2,390	$6,181	$1,022	$389	$—	$740	$12,098
Ending balance individually evaluated for impairment	$116	$771	$945	$199	$154	$—	$—	$2,185
Ending balance collectively evaluated for impairment	$1,260	$1,619	$5,236	$823	$235	$—	$740	$9,913

Loans:
Balance March 31, 2011	$53,298	$130,322	$329,908	$81,664	$9,576	$15,960	$—	$620,728

ALL	1,376	2,390	6,181	1,022	389	—	740	12,098
Recorded investment	$51,922	$127,932	$323,727	$80,642	$9,187	$15,960	$(740)	$608,630
Ending balance individually evaluated for impairment	$118	$2,196	$4,472	$474	$15	$—	$—	$7,275
Ending balance collectively evaluated for impairment	$51,804	$125,736	$319,255	$80,168	$9,172	$15,960	$(740)	$601,355

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Balance January 1, 2010	$1,184	$1,452	$4,558	$1,497	$375	$—	$534	$9,600

Charge-offs	(1,837)	(156)	(5,443)	(1,030)	(123)	—	—	(8,589)

Recoveries	5	206	1,316	1,553	61	—	—	3,141

Provision	2,072	601	5,924	(831)	78	—	(494)	7,350

Balance, December 31, 2010	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502
Ending balance individually evaluated for impairment	$168	$717	$1,236	$528	$189	$—	$—	$2,838
Ending balance collectively evaluated for impairment	$1,256	$1,386	$5,119	$661	$202	$—	$40	$8,664

Loans:
Balance December 31, 2010	$55,467	$129,448	$343,955	$73,904	$10,225	$16,892	$—	$629,891

ALL	(1,424)	(2,103)	(6,355)	(1,189)	(391)	—	(40)	(11,502)

Recorded investment	$54,043	$127,345	$337,600	$72,715	$9,834	$16,892	$(40)	$618,389
Ending balance individually evaluated for impairment	$3,959	$4,178	$23,883	$1,174	$7	$—	$—	$33,201
Ending balance collectively evaluated for impairment	$50,084	$123,167	$313,717	$71,541	$9,827	$16,892	$(40)	$585,188

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

A summary of past due loans at March 31, 2011 and December 31, 2010 is as follows (dollar amounts in thousands):

	March 31, 2011
	30-89 Days Past Due (accruing)	90 Days & Over or on non-accrual	Total

Construction	$325	$5,856	$6,181
Real estate – mortgage	2,337	3,804	6,141
Real estate – commercial	4,953	6,593	11,546
Commercial	1,937	745	2,682
Consumer	54	194	273
Municipal	—	—	—

Total	$9,606	$17,192	$26,823

	December 31, 2010
	30-89 Days Past Due (accruing)	90 Days & Over or on non-accrual	Total

Construction	$586	$4,066	$4,652
Real estate – mortgage	1,311	4,845	6,156
Real estate – commercial	3,531	6,360	9,891
Commercial	289	973	1,262
Consumer	95	256	351
Municipal	—	—	—

Total	$5,812	$16,500	$22,312

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Credit Quality: We utilize a risk grading matrix on each of our commercial loans. Loans are graded on a scale of 1 to 7. A description of the loan grades is as follows:

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

Below is a breakdown of loans by risk grading as of March 31, 2011(dollar amounts in thousands):

	0001-0005	0006A	0006B	0007	Total

Commercial Loans	$69,926	$5,506	$3,649	$2,607	$81,688
Real Estate - Commercial	231,938	34,781	24,338	39,169	330,226
Real Estate - Construction	36,359	6,288	3,278	7,373	53,298
	338,223	46,575	31,265	49,149	465,212
Real Estate - Residential	122,572	672	1,012	6,066	130,322
Consumer Loans	9,370	—	—	206	9,576
Obligations of States and Political Subdivisions	15,960	—	—	—	15,960
	147,902	672	1,012	6,272	155,858
	$486,125	$47,247	$32,277	$55,421	$621,070
Deferred origination Fees, net of costs					(342)
Total					$620,728

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Below is a breakdown of loss by risk grading as of December 31, 2010:

	0001-0005	0006A	0006B	0007	Total

Commercial Loans	$61,733	$5,964	$3,590	$2,641	$73,928
Real Estate – Commercial	240,368	33,604	35,763	34,528	344,263
Real Estate – Construction	37,990	6,587	5,308	5,582	55,467
	340,091	46,155	44,661	42,751	473,658
Real Estate - Residential	120,529	715	1,846	6,359	129,449
Consumer Loans	9,985	—	—	240	10,225
Obligations of States and Political Subdivisions	16,892	—	—	—	16,892
	147,406	715	1,846	6,599	156,566
	$487,497	$46,870	$46,507	$49,350	630,224
Deferred Origination Fees, net of costs					(333)
Total					$629,891

8.	Allowance For Loan Losses (“ALL”)

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

The ALL consists of specific reserves on certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses on impaired loans from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on the Bank’s historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

Changes in the ALL were as follows (dollar amounts in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the three months ended March 31,
	2011	2010

Balance at beginning of period	$11,502	$9,600
Provision for loan losses	1,300	1,050
Charge-offs	(855)	(1,939)
Recoveries	151	1,424
Balance at end of period	$12,098	$10,135
Net charge-offs	$(704)	$(515)

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

March 31, 2011	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total
With an allowance recorded:
Recorded investment	$117	$2,196	$4,472	$474	$15	$—	$—	$7,274
Unpaid principal balance	234	2,967	5,417	673	169	—	—	9,460
Related allowance	117	771	945	199	154	—	—	2,186

With no related allowance recorded:
Recorded investment	$5,572	$929	$23,364	$73	$571	$—	$—	$30,509
Unpaid principal balance	5,572	929	23,364	73	571	—	—	30,509
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$5,689	$3,125	$27,836	$547	$586	$—	$—	$37,783
Unpaid principal balance	5,806	3,896	28,781	746	740	—	—	39,969
Related allowance	117	771	945	199	154	—	—	2,186

Average recorded investment during quarter	$4,768	$3,630	$5,399	$483	$53	$—	$—	$14,333

Interest income recognized while impaired	$—	$1	$—	$—	$—	$—	$—	$1

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

December 31, 2010	Construction Loans	Real Estate - Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total
With an allowance recorded:
Recorded investment	$288	$3,097	$4,174	$110	$7	$—	$—	$7,676
Unpaid principal balance	456	3,814	5,410	638	196	—	—	10,514
Related allowance	168	717	1,236	528	189	—	—	2,838

With no related allowance recorded:
Recorded investment	$3,559	$1,125	$13,637	$695	$60	$—	$—	$19,076
Unpaid principal balance	3,559	1,125	13,637	695	60	—	—	19,076
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$3,847	$4,222	$17,811	$805	$67	$—	$—	$26,752
Unpaid principal balance	4,015	4,939	19,047	1,333	256	—	—	29,590
Related allowance	168	717	1,236	528	189	—	—	2,838

Average recorded investment during quarter	$4,100	$2,885	$7,113	$426	$51	$—	$—	$14,575

Interest income recognized while impaired	$3	$—	$2	$—	$—	$—	$—	$5

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Nonaccrual loans	$17,027	$15,877	$18,339	$23,550	$16,969
Loans restructured in a troubled debt restructuring	165	623	586	160	386
Total nonperforming loans (“NPL”)	$17,192	$16,500	$18,925	$23,710	$17,355

Restructured loans, accruing	$22,777	$13,090	$11,416	$9,845	$9,809

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

9.	Foreclosed Properties, Net

Foreclosed properties are summarized as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2011	2010

Beginning balance	$19,934	$17,768
Transfer of net realizable value to foreclosed properties	1,244	1,393
Sale proceeds, net	(2,872)	(314)
Net gain from sale of foreclosed properties	83	17
Valuation allowance related to properties disposed	(572)	(147)
Total foreclosed properties	17,817	18,717
Valuation write-downs	(4,092)	(2,806)
Total foreclosed properties, net	$13,725	$15,911

Changes in the valuation allowance for losses on foreclosed properties were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2011	2010

Beginning balance	$3,982	$2,773
Provision charged to operations	682	180
Amounts related to properties disposed	(572)	(147)
Balance at end of period	$4,092	$2,806

10.	Income Taxes

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

We regularly review the carrying amount of our deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as management’s expectations of future performance. Management has concluded that there is no need for a valuation allowance as of March 31, 2011 or December 31, 2010.

We are subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. Accounting guidance related to uncertainty in income taxes prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon the examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% chance of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws within the framework existing under GAAP. We recognize interest and/or penalties related to income tax matters in income tax expense.

Changes in the deferred income tax balances were as follows (dollar amounts in thousands):

Deferred taxes – Available for sale securities

	For the three months ended March 31,
	2011	2010

Balances at beginning of period	$(659)	$(333)
Net change during period	(810)	(514)
Balances at end of period	$(1,469)	$(847)

Deferred taxes – Other than available for sale securities

	For the three months ended March 31,
	2011	2010

Balances at beginning of period	$9,861	$8,523
Net change during period	297	(49)
Balances at end of period	$10,158	$8,474

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

11.	Equity Investment

Baylake Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, we and UFS have a common member on each of our respective Board of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier employment agreement with one of its key employees that provided the individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS common stock. The option price was $1,000 per share, less dividends or distributions to owners. During 2007, options for 120 shares were exercised by the key employee. The remaining options were exercised in 2010. The current book value of UFS is approximately $8,087 per share.

12.	Mortgage Servicing Rights

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

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended March 31,
	2011	2010

Balance at beginning of period	$746	$609
Additions from loans sold with servicing retained	57	12
Changes in valuation	18	27
Loan payments and payoffs	(51)	(21)
Fair value of MSRs at the end of period	$770	$627

13.	Promissory Notes

During 2009 and 2010, we issued 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) totaling $9.45 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

14.	Troubled Debt Restructuring

A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months.

(Dollar amounts in thousands)

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Total

Accruing

January 1, 2011	$—	$44	$12,661	$386	$—	$—	$13,091

Principal payments	—	(1)	(25)	—	—	—	(26)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	25	—	—	—	25
New restructured	—	—	9,687	—	—	—	9,687
Class transfers	—	—	(160)	160	—	—	—
Transfers between nonaccrual	—	—	—	—	—	—	—
March 31, 2011	$—	$43	$22,188	$546	$—	$—	$22,777

Nonaccrual

January 1, 2011	$—	$—	$586	$18	$20	$—	$624

Principal payments	—	—	(296)	—	—	—	(296)
Charge-offs	—	—	(172)	—	—	—	(172)
Advances	—	—	9	—	—	—	9
New Restructured	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers between accruing	—	—	—	—	—	—	—
March 31, 2011	$—	$—	$127	$18	$20	$—	$165

Totals
January 1, 2011	$—	$44	$13,247	$404	$20	$—	$13,715

Principal payments	—	(1)	(321)	—	—	—	(322)
Charge-offs	—	—	(172)	—	—	—	(172)
Advances	—	—	34	—	—	—	34
New Restructured	—	—	9,687	—	—	—	9,687
Class transfers	—	—	(160)	160	—	—	—
Transfers between accruing	—	—	—	—	—	—	—
March 31, 2011	$—	$43	$22,315	$564	$20	$—	$22,942

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

A summary of troubled debt restructurings as of March 31, 2011 and December 31, 2010 is as follows (dollar amounts in thousands):

	March 31, 2011		December 31, 2010
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	1	43	1	43
Real estate – commercial	22	22,316	19	13,247
Commercial	3	563	2	404
Consumer	1	20	1	19
Municipal	—	—	—	—
Total	27	$22,942	23	$13,713

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at March 31, 2011 and December 31, 2010 and our consolidated results of operations for the three months ended March 31, 2011 and 2010. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2010, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q.

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

Allowance for Loan Losses: The ALL represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the consolidated balance sheet. Loan losses are charged off against the ALL while recoveries of amounts previously charged off are credited to the ALL. A PFLL is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The ALL consists of specific reserves on certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses on impaired loans from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on our historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

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

Income Tax Accounting: The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the deferred income tax assets on our March 31, 2011 balance sheet are recoverable, and the deferred income tax liabilities are adequate and fairly stated in the consolidated financial statements.

Goodwill: Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. During 2010, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as our net worth, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value and therefore, management concluded that goodwill was not impaired. As of March 31, 2011, there are no conditions that would require us to recognize goodwill impairment.

Results of Operations

The following table sets forth our results of operations and related summary information for the three month periods ended March 31, 2011 and 2010.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Net income, as reported	$651	$817
Earnings per share-basic, as reported	$0.08	$0.10
Earnings per share-diluted, as reported	$0.08	$0.10
Cash dividends declared	$—	$—

Return on average assets	0.28%	0.32%
Return on average equity	3.40%	4.40%
Efficiency ratio (1)	80.85%	77.31%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $0.7 million for the three months ended March 31, 2011 decreased from net income of $0.8 million for the comparable period in 2010. Net interest income increased $0.3 million for the quarter ended March 31, 2011 versus the comparable quarter last year resulting from a $1.0 million reduction in interest expense partially offset by a $0.7 million reduction in interest income. A PFLL of $1.3 million was charged to operations for the first quarter of 2011, which is $0.2 million higher than the $1.1 million PFLL taken during the comparable quarter of 2010. Noninterest expense increased $1.0 million, which was partially offset by a $0.6 million increase in noninterest income in the first quarter of 2011 compared to the similar period in 2010. Refer to the “Net Interest Income,” “Provision for Loan Losses,” “Noninterest Expense” and “Noninterest Income” sections below for additional details.

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

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread increased 9 bps to 3.46% for the first quarter of 2011 compared to the same period in 2010, resulting primarily from a 45 bps decrease in the cost of interest-bearing liabilities from 1.67% to 1.22%, partially offset by a 36 bps decrease in the yield on interest-earning assets from 5.04% to 4.68%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Net interest income on a tax-equivalent basis was $8.3 million for the three months ended March 31, 2011 compared to $8.0 million for the same period in 2010. The increase for the first quarter of 2011 resulted primarily from a decrease in funding costs on liabilities attributable to both a decline in interest rates and a reduction in average interest-bearing liabilities, partially offset by a decrease in interest income on loans, due to a reduction in average loans. Contributing to the improved net interest income was a $16.0 million increase in average noninterest-bearing demand deposits, from $71.8 million during the first quarter of 2010 to $87.8 million for the comparable period in 2011.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the first quarter of 2011 was 3.56%, up 10 bps from 3.46% for the comparable period in 2010.

For the three months ended March 31, 2011, average interest-earning assets increased $11.0 million (1.2%) from the same period in 2010. Increases in average taxable securities of $51.9 million (28.9%) and in tax exempt securities of $2.3 million (6.2%) were partially offset by a $16.3 million (2.5%) decrease in loans and a $26.9 million decrease (41.7%) in federal funds sold and interest-bearing due from bank balances.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$632,415	$8,553	5.49%	$648,674	$9,146	5.72%
Taxable securities	231,109	1,751	3.03%	179,239	1,864	4.16%
Tax exempt securities [1]	39,974	575	5.76%	37,643	556	5.91%
Federal funds sold and interest-bearing due from banks	37,689	21	0.22%	64,594	32	0.20%
Total earning assets	941,187	10,900	4.68%	930,150	11,598	5.04%
Noninterest earning assets	101,603			105,979
Total Assets	$1,042,790			$1,036,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$746,393	$1,956	1.06%	$751,234	$2,829	1.53%
Short-term borrowings	1	—	0.65%	12	—	1.67%
Customer repurchase agreements	28,440	22	0.32%	23,247	29	0.50%
Federal Home Loan Bank advances	68,611	314	1.86%	84,111	556	2.68%

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Convertible promissory notes	$9,450	$245	10.37%	$5,555	$147	10.48%
Subordinated debentures	16,100	67	1.65%	16,100	64	1.60%
Total interest-bearing liabilities	868,995	2,604	1.22%	880,259	3,625	1.67%
Demand deposits	87,828			71,831
Accrued expenses and other liabilities	8,464			8,669
Stockholders’ equity	77,503			75,370
Total liabilities and stockholders’ equity	$1,042,790			$1,036,129
Net Interest Income		$8,296			$7,973
Interest rate spread (3)			3.46%			3.37%
Net interest margin (4)			3.56%			3.46%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(2)	The average loan balances and rates include nonaccrual loans.

(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Increase (Decrease) due to
	Volume	Rate (1)	Net

Interest income:
Loans	$(990)	$397	$(593)
Taxable securities	1,963	(2,076)	(113)
Tax exempt securities	135	(116)	19
Federal funds sold and interest-bearing due from banks	(58)	47	(11)
Total interest-earning assets	$1,050	$(1,748)	$(698)

Interest expense:
Total interest-bearing deposits	$(549)	$(324)	$(873)
Short term borrowings	—	—	—
Repurchase agreements	22	(29)	(7)
FHLB advances	(368)	126	(242)
Subordinated debentures	404	(306)	98
Long term debt	—	3	3
Total interest-bearing liabilities	$(491)	$(530)	$(1,021)

Net interest income	$1,541	$(1,218)	$323

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 90.2% and 91.0% for the first quarter of 2011 and 2010, respectively.

Provision for Loan Losses:

The ALL consists of specific and general reserves. The PFLL is the cost of providing an allowance for probable and inherent losses in our loan portfolio. Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined by accounting guidance. Specific reserves are computed on loans that are individually classified as impaired. Loans identified as impaired are evaluated for impairment using either the discounted expected cash flows or collateral value less estimated costs to sell. When the fair value of the collateral is less than amortized cost, a specific reserve is required. The general reserve is computed on non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

The PFLL for the quarter ended March 31, 2011 was $1.3 million compared to $1.1 million for the first quarter of 2010. New impairments of $0.2 million on loans not previously identified, with associated loan balances of $1.3 million, were recorded during the first quarter of 2011.

Net loan charge-offs for each of the first three months of 2011 and 2010 were $0.7 million and $0.5 million, respectively. Net annualized charge-offs to average loans were 0.45% for the first three months of 2011 compared to 0.32% for the same period in 2010. For the three months ended March 31, 2011, nonperforming loans increased by $0.7 million (4.2%) to $17.2 million from $16.5 million at December 31, 2010. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to nonperforming loans. Our management believes that the ALL at March 31, 2011 and the related PFLL charged to earnings for the quarter ended March 31, 2011 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three month periods ended March 31, 2011 and 2010, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended
	March 31, 2011	March 31, 2010	% Change

Fees from fiduciary services	$283	$216	31.3%
Fees from loan servicing	190	157	20.8%
Service charges on deposit accounts	795	805	(1.3)%
Other fee income	164	189	(13.2)%
Financial services income	292	204	43.0%
Net gains from sales of loans	386	168	129.4%
Net gain/(loss) in valuation of mortgage servicing rights	(30)	6	(590.9)%
Net gains from sale of securities	125	—	NM %
Gains from sale of fixed assets	8	—	NM %
Increase in cash surrender value of life insurance	130	83	56.4%

	Three months ended
	March 31, 2011	March 31, 2010	% Change

Equity in income of UFS subsidiary	231	161	43.8%
Other income	40	22	81.1%
Total Noninterest Income	$2,614	$2,011	30.0%

Noninterest income increased $0.6 million (30.0%) for the three months ended March 31, 2011 versus the comparable period in 2010. This was primarily due to a $0.1 million increase in net gains from the sale of securities, a $0.2 million increase in net gains from sales of loans due to increased secondary mortgage market originations, and a $0.1 million increase in financial services income due to an increase in trading activity on behalf of our brokerage customers. Secondary mortgage market originations decreased considerably in the later part of the first quarter of 2011 and are expected to remain at lower levels as the year progresses.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three months ended March 31, 2011 and 2010, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended
	March 31, 2011	March 31, 2010	% Change

Salaries and employee benefits	$4,556	$4,262	7.0%
Occupancy	605	611	(1.1)%
Equipment	280	326	(14.2)%
Data processing and courier	208	225	(7.7)%
Operation of foreclosed properties	1,038	425	144.4%
Business development & advertising	128	179	(28.6)%
Charitable contributions	18	27	(33.8)%
Stationery and supplies	112	115	(2.3)%
Director fees	93	82	12.9%
FDIC	731	461	58.6%
Legal and professional	193	176	9.8%
Loan and collection	168	151	11.3%
Other outside services	165	183	(9.8)%
Provision for impairment of letter of credit	7	87	(92.0)%
Other operating	412	409	0.8%
Total Noninterest Expense	$8,714	$7,719	12.9%

Total noninterest expense increased $1.0 million for the three months ended March 31, 2011 compared to the same period in 2010. The noninterest expense to average assets ratio was 3.4% for the three months ended March 31, 2011 compared to 3.0% for the same period in 2010.

Net overhead expense is total noninterest expense less total noninterest income excluding securities gains. The net overhead expense to average assets ratio was at 2.4% for the three months ended March 31, 2011 compared to 2.2% for the same period in 2010. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio increased to 80.9% for the three months ended March 31, 2011 from 77.3% for the comparable period last year. This is primarily due to an increase of $1.0 million in noninterest expense of which $0.6 million was related to operation of foreclosed properties. Partially offsetting the increase in noninterest expense was a $0.5 million increase in noninterest income and a $0.3 million increase in tax equivalent interest income.

Expenses related to the operation of foreclosed properties held for sale by the Bank increased $0.6 million to $1.0 million for the three-month period ended March 31, 2011 compared to $0.4 million for the same period in 2010. The increase consists of a $0.5 million increase in write-downs due to the revaluation of properties held and a $0.2 million increase in operating expenses, offset by a $0.1 million increase in gain on sale of foreclosed properties. We continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees.

Included in noninterest expense are FDIC insurance premiums of $0.7 million for the three months ended March 31, 2011 compared to $0.5 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (“DIF”) of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Baylake Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at between 12 bps and 45 bps. On November 12, 2009, the Board of Directors of the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In October 2010, the FDIC Board voted to eliminate a uniform 3 bps increase in assessment rates that was to be effective January 1, 2011. We were required to prepay approximately $6.7 million in premiums in December 2009, which premiums will be taken as a charge against our operations in the period for which they apply.

On February 7, 2011, the FDIC finalized the rule to change its assessment base from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Act. The new assessment base will begin in the second quarter of 2011, with the premium payable in September 2011. The result of the change will be a reduction in future assessments.

Salaries and employee benefits increased $0.3 million (7.0%) to $4.6 million for the three months ended March 31, 2011 compared to $4.3 million for the three months ended March 31, 2010. The number of full-time equivalent employees increased from 298 at March 31, 2010 to 304 at March 31, 2011, resulting in additional salary expense of $0.2 million. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, increased $0.1 million due to increased activity.

Income Taxes:

We recorded a nominal income tax benefit for the three months ended March 31, 2011 versus tax expense of $0.1 million for the same period in 2010. The decrease in tax expense is attributable to a $0.3 million year-over-year decrease in pre-tax income.

We maintain significant net deferred tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and foreclosed property valuations as well as net operating loss carryforwards. Our determination of the amount of our deferred tax asset to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At March 31, 2011, we determined that no valuation allowance was required to be taken against our deferred tax asset other than a valuation allowance to reduce our state net operating loss carryforwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
(Dollar amounts in thousands)

	March 31, 2011	December 31, 2010	Percent Change

Amount of Loans by Type:
Real estate-mortgage:
Commercial	$330,226	$344,263	(4.1)%
1-4 family residential
First liens	79,091	76,874	2.9%
Junior liens	10,175	11,143	(8.7)%
Home equity	41,056	41,432	(0.9)%
Commercial, financial and agricultural	81,688	73,928	10.5%
Real estate-construction	53,298	55,467	(3.9)%
Installment
Credit cards and related plans	1,678	1,662	1.0%
Other	7,898	8,563	(7.8)%
Obligations of states and political subdivisions	15,960	16,892	(5.5)%
Less: deferred origination fees, net of costs	(342)	(333)	2.7%
Less: allowance for loan losses	(12,098)	(11,502)	5.2%
Total	$608,630	$618,389	(1.6)%

Total gross loans at March 31, 2011 decreased $9.8 million (1.6%) from $618.4 million at December 31, 2010 to $608.6 million at March 31, 2011. The decrease is primarily due to reductions in commercial real estate of $14.0 million, partially offset by an increase of $7.8 million (10.5%) in commercial, financial, and agricultural loans. We continue to reduce our exposure in the commercial real estate sector.

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

The ALL at March 31, 2011 was $12.1 million, compared to $11.5 million at December 31, 2010. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan categories; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

On a regular basis, loan officers review all commercial credit relationships. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that a loan review function downgrades a loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans that have been deemed impaired are evaluated. In compliance with accounting guidance for impaired loans, the fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated costs to sell. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific reserve is then allocated to the loans based on this assessment. Specific reserves are reviewed by the Chief Credit Officer (“CCO”) and management familiar with the credits.

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

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties:

Management encourages early identification of nonaccrual and problem loans in order to minimize the risk of loss. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and loans restructured in a troubled debt restructuring that haven’t shown a sufficient period of performance with the restructured terms. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest or earlier as deemed appropriate. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to accounting guidance for troubled debt restructurings.

NONPERFORMING ASSETS
(Dollar amounts in thousands)

	March 31, 2011		December 31, 2010
Nonperforming Assets:
Nonaccrual loans	$17,027		$15,877
Nonaccrual loans, restructured	165		623
Accruing loans past due 90 days or more	—		—
Total nonperforming loans (“NPLs”)	$17,192		$16,500
Foreclosed assets, net	13,725		15,952
Total nonperforming assets (“NPAs”)	$30,917		$32,452

Restructured loans, accruing(1)	$22,777		$13,090

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	4.24	x	2.11	x
NCOs to average loans (annualized)	0.45%		0.85%
ALL to total loans	1.95%		1.83%
NPLs to total loans	2.77%		2.62%
NPAs to total assets	3.03%		3.08%
ALL to NPLs	70.37%		69.71%

(1)	Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

Restructured nonaccrual loans at December 31, 2010 were $0.6 million. Principal payments of $0.3 million were received on those loans and $0.1 million was charged-off. As of March 31, 2011, principal balances of $0.2 million remain.

Restructured loans accruing at December 31, 2010 were $13.1 million. New restructured loans of $9.7 million were recorded during the quarter. As of March 31, 2011, $22.8 million of principal balances continue to be reported as restructured loans accruing.

Nonperforming loans increased $0.7 million (4.2%) from December 31, 2010 to March 31, 2011. The nonperforming loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	03/31/11	12/31/10	09/30/10	06/30/10	03/31/10

Secured by Real Estate	$7,615	$5,428	$6,877	$5,474	$6,730
Commercial and industrial loans	1,877	280	140	476	806
Loans to individuals	54	95	80	41	65
All other loans	60	9	1	149	134
Total	$9,606	$5,812	$7,098	$6,140	$7,735

Percentage of total loans	1.55%	0.92%	1.12%	0.96%	1.20%

As indicated above, loan balances 30 to 89 days past due have increased by $3.8 million since December 31, 2010. Since March 31, 2011, satisfactory resolution plans were formalized with customers on $3.1 million of the loans 30 to 89 days past due to bring the loans current. As the loans continue through the collection process, we anticipate the current past due levels will continue to decline.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIES
(Dollar amounts in thousands)

	Three months ended March 31, 2011	Twelve months ended December 31, 2010	Three months ended March 31, 2010

Beginning Balance	$15,952	$14,995	$14,995
Transfer of loans to foreclosed properties	1,244	5,587	1,393
Sales proceeds, net	(2,872)	(2,520)	(314)
Net gain from sale of foreclosed properties	83	39	17
Provision for foreclosed properties	(682)	(2,149)	(180)

Total Foreclosed Properties	$13,725	$15,952	$15,911

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Three months ended March 31, 2011	Twelve months ended December 31, 2010	Three months ended March 31, 2010

Beginning Balance	$3,982	$2,773	$2,773
Provision charged to operations	682	2,149	180
Allowance recovered on properties disposed	(572)	(940)	(147)

Ending Balance	$4,092	$3,982	$2,806

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At March 31, 2011, the investment portfolio (comprising investment securities available for sale) decreased $2.9 million (1.1%) to $263.9 million compared to $266.8 million at December 31, 2010. At March 31, 2011, the investment portfolio represented 25.9% of total assets compared to 25.4% at December 31, 2010.

We closely monitor securities we hold in our investment portfolio that remain in an unrealized loss position for greater than twelve months. Total gross unrealized losses on these securities are $0.4 million at March 31, 2011, representing 40.0% of total gross unrealized securities losses. Based on an in-depth analysis, which may include ratings from external rating agencies and/or brokers, of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no declines were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income/(loss). At March 31, 2011 and December 31, 2010, we did not hold securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Deposits:

Total deposits at March 31, 2011 decreased $28.7 million (3.4%) to $823.9 million from $852.6 million at December 31, 2010. This decrease was a result of a decrease of $27.4 million (11.3%) in our demand deposits from $242.1 million at December 31, 2010 to $214.7 million at March 31, 2011, a $2.0 million (0.7%) decrease in our savings deposits from $277.2 million at December 31, 2010 to $275.2 million at March 31, 2011, and a decrease in our time deposits (excluding brokered time deposits) of $6.1 million (2.1%) from $287.3 million at December 31, 2010 to $281.2 million at March 31, 2011, partially offset by a $6.8 million (14.8%) increase in our brokered deposits from $46.0 million at December 31, 2010 to $52.8 million at March 31, 2011. Total interest-bearing deposits decreased $29.7 million (3.9%) while non-interest-bearing deposits increased $1.0 million (1.2%) from December 31, 2010 to March 31, 2011.

During the first quarter of 2011, $2.5 million of new brokered certificates of deposit were originated at terms we considered favorable compared to interest rates in the retail market, further lengthening the maturities of our liabilities in a low interest rate environment.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2011 through competitive pricing of deposit products and through our existing branch delivery systems. We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. We also may increase brokered certificates of deposit during 2011 as an additional source of funds to support loan growth or other asset and liability needs in the event that core deposit growth goals are not achieved. Under that scenario, we will continue to look at other wholesale sources of funds if the brokered certificate of deposit market were to become illiquid or more costly. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank and through the discount window at the Federal Reserve.

Other Funding Sources:

Securities under agreements to repurchase increased $7.8 million (40.5%) from $19.2 million at December 31, 2010 to $27.0 million at March 31, 2011. We did not have any federal funds purchased at either March 31, 2011 or December 31, 2010.

FHLB advances were $55.0 million at March 31, 2011, compared to $70.0 million at December 31, 2010. During the first quarter of 2011, $15.0 million of borrowings matured and were paid in full. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At March 31, 2011, the interest rate on these securities was 1.64%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. After discussion with our regulators during the first quarter of 2011, we exercised our right to defer payment of interest on the Debentures beginning with the March 30, 2011 interest payment. The expense related to the interest payment was recorded with a corresponding liability for the interest payment amount. We will discuss with our regulators and reevaluate the continued deferral of interest payments on the TruPS quarterly as future payments come due.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of the date of this report is $9.45 million. The offering expired on April 30, 2010.

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

Contractual Obligations:

We use a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Items disclosed in the 2010 Annual Report on Form 10-K have not materially changed since that Report was filed.

The following table summarizes our significant contractual obligations and commitments at March 31, 2011:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Certificates of deposit and other time deposit obligations	$201,304	$115,568	$14,678	$—	$331,550
Repurchase agreements	27,021	—	—	—	27,021
Federal Home Loan Bank advances	—	30,000	25,000	—	55,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes (1)	—	—	4,725	4,725	9,450
Total	$228,325	$145,568	$44,403	$20,825	$439,121

(1)

One-half of the Convertible Notes are mandatorily converted to shares of common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off- Balance Sheet Arrangements:

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	March 31, 2011	December 31, 2010

Commitments to fund home equity line loans	$52,580	$51,195
Commitments to fund 1-4 family loans	2,158	1,394
Commitments to fund residential real estate construction loans	1,341	777
Commitments unused on various other lines of credit loans	128,949	133,457
Total commitments to extend credit	$185,028	$186,823
Financial standby letters of credit	$10,106	$12,448

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs, and to service other liabilities as they become due, without undue cost or risk, and without causing a disruption to normal operating activities. Baylake Corp. and Baylake Bank have different liquidity considerations.

Our primary sources of funds are dividends from Baylake Bank, investment income, and net proceeds from borrowings. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities and convertible notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions - Division of Banking (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders beginning in the first quarter of 2008. In addition, in order to pay dividends in the future, we will need to seek prior approval from WDFI as well as the Federal Reserve Board. There is no assurance that we would receive such approval if sought.

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

Maturing investments have historically been a primary source of liquidity. For the three months ended March 31, 2011, principal payments totaling $12.9 million were received on maturing investments. In addition, we received proceeds of $16.2 million from the sale of investments and we purchased $24.8 million in investments in the same period. At March 31, 2011 the investment portfolio contained $161.5 million of mortgage-backed securities issued by U.S. government sponsored agencies, representing 61.2% of the total investment portfolio. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the March 31, 2011 Unaudited Consolidated Statements of Cash Flows, resulted in $28.7 million of cash outflow during the first three months of 2011. Deposit growth is generally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered deposits increased $6.8 million from $46.0 million at December 31, 2010 to $52.8 million at March 31, 2011. During the first quarter of 2011, $2.5 million of new brokered CDs were originated. Interest rates on the CDs were reflective of the low rate environment, and had a two year maturity. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $246.0 million, or 39.6% of total loans, maturing within one year of March 31, 2011. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at March 31, 2011, securities sold under agreements to repurchase totaled $27.0 million compared to $19.2 million at the end of 2010. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $55.0 million at March 31, 2011 and $70.0 million at December 31, 2010. During the first quarter of 2011, we reduced our FHLB borrowings by $15.0 million.

We expect that deposit growth will be our primary source of liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities and a strong capital position. We expect deposit growth to be a reliable funding source in the future as a result of marketing efforts to attract and retain core deposits. In addition, we may acquire additional brokered deposits as funding for short-term liquidity needs. Short-term liquidity needs will also be addressed by growth in short-term borrowings, maturing federal funds sold and portfolio investments, and loan maturities and prepayments.

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

Capital Resources:

Stockholders’ equity at March 31, 2011 and December 31, 2010 was $79.0 million and $77.1 million, respectively, reflecting an increase of $1.9 million (2.5%) during the first three months of 2011. The increase in stockholders’ equity was primarily related to our net income of $0.7 million and an increase in comprehensive income of $1.2 million (as a result of an increase in unrealized gains on available-for-sale securities). The ratio of stockholders’ equity to assets was 7.8% and 7.3% at March 31, 2011 and December 31, 2010, respectively.

No cash dividends were declared during the first three months of 2011 or during all of 2010. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. We continue to monitor the payment of dividends in relationship to our financial position on a quarterly basis and our intention is to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. In order to pay dividends, advance approval from the WDFI as well as the Federal Reserve Board will need to be obtained. There is no assurance that we would receive such approval if sought.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on the rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At March 31, 2011, we were in excess of the minimum capital ratios established for “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

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

The following tables present our and Baylake Bank’s capital ratios as of March 31, 2011 and December 31, 2010:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2011
Total Capital (to Risk-Weighted Assets)
Company	$96,536	13.14%	$58,781	8.00%	$	N/A	N/A
Bank	94,616	12.87%	58,815	8.00%		73,519	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$77,865	10.60%	$29,390	4.00%	$	N/A	N/A
Bank	85,390	11.61%	29,408	4.00%		44,111	6.00%
Tier 1 Capital (to Average Assets)
Company	$77,865	7.58%	$41,111	4.00%	$	N/A	N/A
Bank	85,390	8.30%	41,168	4.00%		51,460	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)
Company	$96,245	12.76%	$60,364	8.00%	$	N/A	N/A
Bank	94,194	12.48%	60,394	8.00%		75,493	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$77,338	10.25%	$30,182	4.00%	$	N/A	N/A
Bank	84,732	11.22%	30,197	4.00%		45,296	6.00%
Tier 1 Capital (to Average Assets)
Company	$77,338	7.41%	$41,720	4.00%	$	N/A	N/A
Bank	84,732	8.12%	41,237	4.00%		52,171	5.00%

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

As of March 31, 2011, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2010, as described in our 2010 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at March 31, 2011.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2011		At December 31, 2010
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	$(731)	(2.3)%	$191	0.6%
+100 bp	(841)	(2.6)%	(118)	(0.4)%
Base	—	—	—	—
-100 bp	(1,289)	(4.0)%	(1,468)	(4.4)%
-200 bp	(2,530)	(7.9)%	(2,622)	(7.9)%

As shown above, at March 31, 2011, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $0.7 million or 2.3%. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $2.5 million or 7.9%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

During the first three months of 2011, Baylake Bank lengthened slightly the duration of its liabilities by issuing longer term brokered deposits. This effort has contributed to moderation of the liability sensitivity that was present at December 31, 2010.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the risk factors since then.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

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

BAYLAKE CORP.

Date:	May 6, 2011	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	May 6, 2011	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

