Form 10-Q
period 2011-06-30
BAYLAKE CORP
filed 2011-08-09
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          (Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☐ No ☒

Number of outstanding shares of common stock, $5.00 par value per share, as of August 9, 2011: 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2011 (Unaudited) and December 31, 2010
(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from financial institutions	$57,146	$54,555
Federal funds sold	—	1
Cash and cash equivalents	57,146	54,556
Securities available for sale	254,106	266,760
Loans held for sale	324	6,400
Loans, net of allowance of $12,660 and $11,502 at June 30, 2011 and December 31, 2010, respectively	608,163	618,389
Cash value of life insurance	22,865	24,472
Premises and equipment, net	23,201	23,604
Federal Home Loan Bank stock	6,792	6,792
Foreclosed properties, net	11,946	15,952
Goodwill	6,641	6,641
Deferred income taxes	7,916	9,202
Accrued interest receivable	4,110	4,165
Other assets	13,337	15,520
Total Assets	$1,016,547	$1,052,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$92,663	$84,552
Interest-bearing	732,297	768,014
Total Deposits	824,960	852,566

Federal Home Loan Bank advances	55,000	70,000
Repurchase agreements	20,560	19,236
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	9,450
Accrued expenses and other liabilities	9,095	8,034
Total Liabilities	935,165	975,386

Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,132,552 shares at June 30, 2011 and December 31, 2010; Outstanding-7,911,539 shares at June 30, 2011 and December 31, 2010	40,662	40,662
Additional paid-in capital	12,012	11,980
Retained earnings	28,391	26,965
Treasury stock (221,013 shares at June 30, 2011 and December 31, 2010)	(3,549)	(3,549)
Accumulated other comprehensive income	3,866	1,009
Total Stockholders’ Equity	81,382	77,067
Total Liabilities and Stockholders’ Equity	$1,016,547	$1,052,453

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and six months ended June 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,238	$8,941	$16,720	$18,025
Taxable securities	1,878	2,160	3,629	4,024
Tax exempt securities	374	370	754	737
Federal funds sold	18	21	39	53
Total Interest and Dividend Income	10,508	11,492	21,142	22,839

INTEREST EXPENSE
Deposits	1,872	2,490	3,828	5,319
Repurchase agreements	20	33	42	62
Federal Home Loan Bank advances and other debt	258	499	572	1,055
Subordinated debentures	67	68	134	132
Convertible promissory notes	245	222	490	370
Total Interest Expense	2,462	3,312	5,066	6,938
Net interest income	8,046	8,180	16,076	15,901
Provision for loan losses	1,950	1,250	3,250	2,300
Net interest income after provision for loan losses	6,096	6,930	12,826	13,601

NONINTEREST INCOME
Fees from fiduciary activities	220	284	503	500
Fees from loan servicing	223	116	413	273
Fees for other services to customers	1,215	1,278	2,466	2,478
Net gain on sale of loans	211	233	597	401
Net gain/(loss) in mortgage servicing rights	(84)	32	(114)	38
Net gain on sale of securities	—	434	125	434
Net loss on sale of premises and equipment	(11)	—	(3)	—
Increase (decrease) in cash surrender value of life insurance	122	(17)	252	66
Income in equity of UFS subsidiary	202	78	433	239
Other income	323	36	363	57
Total Noninterest Income	2,421	2,474	5,035	4,486

NONINTEREST EXPENSE
Salaries and employee benefits	4,058	3,687	8,614	7,949
Occupancy expense	575	587	1,180	1,198
Equipment expense	308	348	588	674
Data processing and courier	203	216	411	441
FDIC insurance expense	559	780	1,290	1,241
Operation of other real estate	729	518	1,767	943
Provision for impairment of standby letters of credit	7	—	14	87
Loan and collection expense	163	186	331	337
Other outside services	158	150	323	333
Other operating expenses	1,095	1,016	2,051	2,004
Total Noninterest Expense	7,855	7,488	16,569	15,207
Income before provision for/(benefit from) income taxes	662	1,916	1,292	2,880
Provision for/(benefit from) income taxes	(113)	567	(134)	714
Net Income	$775	$1,349	$1,426	$2,166

Basic earnings per share	$0.10	$0.17	$0.18	$0.27
Diluted earnings per share	$0.10	$0.17	$0.18	$0.27

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (Unaudited)
Six months ended June 30, 2011
(Dollar amounts in thousands, except share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity

Balance, January 1, 2011	7,911,539	$40,662	$11,980	$26,965	$(3,549)	$1,009	$77,067
Net income for the period	—	—	—	1,426	—	—	1,426
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	4,848	4,848
Reclassification adjustment for net gains realized in income						(125)	(125)
Tax effect						(1,866)	(1,866)
Total comprehensive income							2,857
Stock compensation expense			32				32

Balance, June 30, 2011	7,911,539	$40,662	$12,012	$28,391	$(3,549)	$3,866	$81,382

See accompanying Notes to Unaudited Consolidated Financial Statements.

5

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2011 and 2010
(Dollar amounts in thousands)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$1,426	$2,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	652	680
Amortization of debt issuance costs	17	23
Amortization of core deposit intangible	—	26
Provision for losses on loans	3,250	2,300
Provision for impairment of letters of credit	14	51
Net amortization of premium/discount on securities	1,269	423
Increase in cash surrender value of life insurance	(252)	(66)
Net gain on life insurance death benefit	(297)	—
Net realized gain on sale of securities	(125)	(434)
Net gain on sale of loans	(597)	(401)
Proceeds from sale of loans held for sale	42,937	28,485
Origination of loans held for sale	(36,354)	(27,410)
Net change in valuation of mortgage servicing rights	114	(38)
Provision for valuation allowance on foreclosed properties	1,087	512
Net gain on sale of premises and equipment	(7)	—
Net loss on sale of land held for sale	10	—
Net gain on disposals of foreclosed properties	(103)	(32)
Benefit for deferred income tax expense	(580)	(13)
Stock option compensation expense recognized	32	1
Income in equity of UFS subsidiary	(433)	(239)
Changes in assets and liabilities:
Accrued interest receivable and other assets	3,721	2,973
Payment to reduce LOC valuation allowance	—	(2,980)
Accrued expenses and other liabilities	1,047	770
Net cash flows provided by operating activities	16,828	6,797
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	21,534	25,450
Principal payments on securities available for sale	21,916	47,519
Purchase of securities available for sale	(27,218)	(92,120)
Proceeds from sale of foreclosed properties	4,383	1,002
Proceeds from sale of premises and equipment	11	—
Proceeds from sale of land held for sale	308	—
Loan originations and payments, net	5,615	9,716
Additions to premises and equipment	(253)	(452)

See accompanying Notes to Unaudited Consolidated Financial Statements.

6

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2011 and 2010
(Dollar amounts in thousands)

	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES (continued)
Proceeds from life insurance surrender	$1,698	$—
Proceeds from life insurance death benefit	457	59
Rabbi Trust initial funding	(1,626)	—
Net change in federal funds sold	1	—
Dividend from UFS Subsidiary	219	90
Net cash provided by (used in) investing activities	27,045	(8,736)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(27,606)	(8,818)
Net change in federal funds purchased and repurchase agreements	1,324	10,194
Repayments on Federal Home Loan Bank advances	(15,000)	(10,000)
Debt offering costs paid	—	(6)
Proceeds from issuance of convertible promissory notes	—	4,100
Net cash used in financing activities	(41,282)	(4,530)
Net change in cash and cash equivalents	2,591	(6,469)

Beginning cash	54,555	86,526
Ending cash	$57,146	$80,057
Supplemental cash flow information:
Interest paid	$4,861	$7,353
Income taxes refunded, net	2,526	1,704
Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$1,361	$2,449
Mortgage servicing rights resulting from sale of loans	89	32

See accompanying Notes to Unaudited Consolidated Financial Statements.

7

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

1.

The accompanying interim consolidated financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the six month periods ending June 30, 2011 and 2010. The consolidated results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the entire year. We have evaluated all subsequent events through August 9, 2011, the date the interim consolidated financial statements were issued.

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

EARNINGS PER SHARE
(Dollar amounts in thousands, excluding per share data)

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(Numerator):
Net income	$775		$1,349		$1,426		$2,166
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539		7,911,539		7,911,539		7,911,539
Dilutive effect of stock options	—	(1)	—	(1)	—	(1)	—	(1)
Dilutive effect of convertible promissory notes	—	(2)	—	(2)	—	(2)	—	(2)
Dilutive effect of restricted stock units	4,870		—		2,287		—
Weighted average number of common shares outstanding-diluted	7,916,409		7,911,539		7,913,826		7,911,539
Basic Earnings Per Share	$0.10		$0.17		$0.18		$0.27
Diluted Earnings Per Share	$0.10		$0.17		$0.18		$0.27

(1)

At June 30, 2011 and 2010, there were 112,400 and 49,628 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2)

At June 30, 2011, we had $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. On October 1, 2014, one-half of the original principal amount of the Convertible Notes is mandatorily convertible at the conversion ratio if conversion has not occurred. The mandatorily convertible principal of the Convertible Notes represents 945,000 shares, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive. The remaining half of the principal amount of Convertible Notes is convertible into an additional 945,000 common shares at the discretion of the respective holders. These shares have not been included because of their anti-dilutive effect, if converted.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

4.	Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts-a consensus of the FASB Emerging Issues Task Force.” ASU No. 2010-28 requires entities with reporting units with zero or negative carrying amounts to perform step 2 of the goodwill impairment test if qualitative factors indicate that is more likely than not that a goodwill impairment exists. Any goodwill impairment recorded upon the adoption of ASU No. 2010-28 is required to be recorded as a cumulative-effect adjustment to beginning retained earnings. ASU No. 2010-28 is effective for fiscal years beginning after December 15, 2010. The Company is currently assessing the effect that ASU No. 2010-28 will have on its results of operations, financial position and cash flows.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operation or liquidity.

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

In June 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operations or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total number for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operations or liquidity.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The fair value of foreclosed properties is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information. Foreclosed properties are carried at the lower of amortized cost at date of transfer or fair value less estimated costs to sell (Level 3 inputs).

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

ASSETS MEASURED ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$25,064	$—	$25,064	$—
Mortgage-backed securities	153,439	—	153,439	—
Asset-backed securities	5,692	—	5,692	—
Obligations of states and political subdivisions	55,714	—	55,714	—
Private placement and corporate bonds	12,530	—	12,530	—
Other securities	1,667	—	1,667	—
Total securities available for sale	254,106	—	254,106	—
Mortgage servicing rights	722	—	722	—
Total	$254,828	$—	$254,828	$—

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$33,753	$—	$33,753	$—
Mortgage-backed securities	159,646	—	159,646	—
Asset-backed securities	5,536	—	5,536	—
Obligations of states and political subdivisions	52,853	—	52,853	—
Private placement and corporate bonds	12,537	—	12,537	—
Other securities	2,435	—	2,435	—
Total securities available for sale	266,760	—	266,760	—
Mortgage servicing rights	746	—	746	—
Total	$267,506	$—	$267,506	$—

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

ASSETS MEASURED ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$10,947	$—	$—	$10,947
Foreclosed properties	11,946	—	—	11,946
Total	$22,893	$—	$—	$22,893

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,676	$—	$—	$7,676
Foreclosed properties	15,952	—	—	15,952
Total	$23,628	$—	$—	$23,628

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

	(Dollar amounts in thousands)
	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$57,146	$57,146	$54,555	$54,555
Federal funds sold	—	—	1	1
Securities available for sale	254,106	254,106	266,760	266,760
Loans held for sale	324	327	6,400	6,488
Loans, net	608,163	609,821	618,389	622,273
Cash value of life insurance	22,865	22,865	24,472	24,472
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	4,110	4,110	4,165	4,165
FINANCIAL LIABILITIES
Deposits	$824,960	$826,514	$852,566	$854,598
Repurchase agreements	20,560	20,560	19,236	19,236
Federal Home Loan Bank advances	55,000	56,305	70,000	71,525
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,393	9,450	9,224
Accrued interest payable	1,444	1,444	1,239	1,239

Off-balance sheet credit related items:
Letters of credit	$751	$751	$737	$737

The methods and assumptions used to estimate fair value are described as follows:

(a) Cash

Due to their short-term nature, the carrying amount approximates fair value.

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
June 30, 2011

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
June 30, 2011

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$25,064	$203	$—
Obligations of states and political subdivisions	55,714	2,355	(34)
Mortgage-backed securities	153,439	4,092	(503)
Asset-backed securities	5,692	165	(376)
Private placement and corporate bonds	12,530	488	—
Other securities	1,667	—	—
Totals	$254,106	$7,303	$(913)

	December 31, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$33,753	$80	$(35)
Obligations of states and political subdivisions	52,853	863	(284)
Mortgage-backed securities	159,646	2,074	(866)
Asset-backed securities	5,536	175	(841)
Private placement and corporate bonds	12,537	534	(33)
Other securities	2,435	—	—
Totals	$266,760	$3,726	$(2,059)

At June 30, 2011 and December 31, 2010, the mortgage-backed securities portfolio was $153.4 million, (60.4%) and $159.6 million, (59.8%), respectively, of the investment portfolios. Approximately 73%, or $116.5 million, of the mortgage-backed securities outstanding at June 30, 2011 were agency mortgage-backed securities, which are guaranteed by the United States government. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with agency-backed securities, but only comprised approximately 27%, or $43.1 million, of the outstanding mortgage-backed securities at June 30, 2011. We evaluate these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$1,940	$(20)	$235	$(14)	$2,175	$(34)
Mortgage-backed securities	16,642	(503)	—	—	16,642	(503)
Asset-backed securities	—	—	4,084	(376)	4,084	(376)
Total temporarily impaired	$18,582	$(523)	$4,319	$(390)	$22,901	$(913)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$4,960	$(35)	$—	$—	$4,960	$(35)
Obligations of states and political subdivisions	15,177	(284)	—	—	15,177	(284)
Mortgage-backed securities	53,582	(838)	5,500	(28)	59,082	(866)
Asset-backed securities	3,889	(841)	—	—	3,889	(841)
Private placement and corporate bonds	—	—	4,967	(33)	4,967	(33)
Total temporarily impaired	$77,608	$(1,998)	$10,467	$(61)	$88,075	$(2,059)

At June 30, 2011, the obligations of state and political subdivisions category with continuous unrealized losses for twelve months or more comprises one security. The asset-backed securities category with continuous unrealized losses for twelve months or more comprises two securities.

At December 31, 2010, the mortgage-backed securities category with continuous unrealized losses for twelve months or more and the private placement and corporate bond category with continuous unrealized losses for twelve months or more each comprise one security.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers is assessed. Adjustments to market value that are considered temporary are recorded as a separate component of other comprehensive income, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the statement of operations. Unrealized losses other than credit losses will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in the results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that more likely than not we will not be required to sell the debt securities before their anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

7.	Loans

Loans held for investment are summarized as follows (dollar amounts in thousands):

	June 30, 2011	December 31, 2010

Real Estate-Commercial	$332,003	$344,263
Real Estate-Residential	133,716	129,449
Real Estate-Construction	52,159	55,467
Commercial Loans	77,565	73,928
Consumer Loans	9,378	10,225
Obligations of States and Political Subdivisions	16,380	16,892
Gross Loans	621,201	630,224
Less: Deferred Origination Fees, net of costs	(378)	(333)
Less: Allowance for Loan Losses	(12,660)	(11,502)
Total	$608,163	$618,389

Loans having carrying value of $91,807 and $86,744 are pledged as collateral for borrowings from the Federal Home Loan Bank at June 30, 2011 and December 31, 2010, respectively.

A summary of the activity in the allowance for loan losses by class of loan is as follows (dollar amounts in thousands):

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Balance January 1, 2011	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502

Charge-offs	(64)	(1,090)	(706)	(233)	(192)	—	—	(2,285)

Recoveries	54	5	74	26	34	—	—	193

Provision	161	1,525	1,422	18	156	—	(32)	3,250

Balance June 30, 2011	$1,575	$2,543	$7,145	$1,000	$389	$—	$8	$12,660
Ending balance individually evaluated for impairment	$308	$703	$1,809	$164	$150	$—	$—	$3,134
Ending balance collectively evaluated for impairment	$1,267	$1,840	$5,336	$836	$239	$—	$8	$9,526

Loans:
Balance June 30, 2011	$52,159	$133,716	$331,646	$77,544	$9,378	$16,380	$—	$620,823

ALL	1,575	2,543	7,145	1,000	389	—	8	12,660

Recorded investment	$50,584	$131,173	$324,501	$76,544	$8,989	$16,380	$(8)	$608,163
Ending balance individually evaluated for impairment	$281	$1,858	$8,336	$471	$1	$—	$—	$10,947
Ending balance collectively evaluated for impairment	$50,303	$129,315	$316,165	$76,073	$8,988	$16,380	$(8)	$597,216

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Balance January 1, 2010	$1,184	$1,452	$4,558	$1,497	$375	$—	$534	$9,600

Charge-offs	(1,837)	(156)	(5,443)	(1,030)	(123)	—	—	(8,589)

Recoveries	5	206	1,316	1,553	61	—	—	3,141

Provision	2,072	601	5,924	(831)	78	—	(494)	7,350

Balance, December 31, 2010	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502
Ending balance individually evaluated for impairment	$168	$717	$1,236	$528	$189	$—	$—	$2,838
Ending balance collectively evaluated for impairment	$1,256	$1,386	$5,119	$661	$202	$—	$40	$8,664

Loans:
Balance December 31, 2010	$55,467	$129,448	$343,955	$73,904	$10,225	$16,892	$—	$629,891

ALL	(1,424)	(2,103)	(6,355)	(1,189)	(391)	—	(40)	(11,502)

Recorded investment	$54,043	$127,345	$337,600	$72,715	$9,834	$16,892	$(40)	$618,389
Ending balance individually evaluated for impairment	$3,959	$4,178	$23,883	$1,174	$7	$—	$—	$33,201
Ending balance collectively evaluated for impairment	$50,084	$123,167	$313,717	$71,541	$9,827	$16,892	$(40)	$585,188

A summary of past due loans at June 30, 2011 and December 31, 2010 is as follows (dollar amounts in thousands):

	June 30, 2011
	30-89 Days Past Due (accruing)	90 Days & Over or on non-accrual	Total

Construction	$417	$5,561	$5,978
Real estate – mortgage	1,189	3,548	4,737
Real estate – commercial	1,749	12,034	13,783
Commercial	249	733	982
Consumer	44	171	215
Municipal	—	—	—

Total	$3,648	$22,047	$25,695

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Credit Quality: We utilize a risk grading matrix on each of our commercial loans. Loans are graded on a scale of 1 to 7. A description of the loan grades is as follows:

0001 - Excellent Risk. Borrowers of highest quality and character. Almost no risk probability. Balance sheets are very strong with superior liquidity, excellent debt capacity and low leverage. Cash flow trends are positive and stable.

0002 - Very Good Risk. Strong ratios in all areas. High quality borrower. Normally quite liquid. Differs slightly from a one-rated customer.

0003 - Strong in most categories. Possible higher levels of debt or shorter track record. Minimal attention required.

0004 - Better than Average Risk. Adequate ratios, fair liquidity, desirable customer. Proactive management. Performance trends are positive. Any deviations are limited and temporary as a historical trend.

0005 - Satisfactory Risk. Some ratios slightly weak. Overall ability to repay is adequate. Capable and generally proactive management in all critical positions. Margins and cash flow may lack stability but trends are stable to positive. Company normally profitable year to year but may experience an occasional loss.

0006 A - Weakness detected in either management, capacity to repay or balance sheet. Erratic profitability and financial performance. Loan demands more attention. Includes loans deemed to have weaknesses and less than 90 days past due.

0006 B - Have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s collateral position at some future date. Loans rated 6B are not adversely classified as they do not expose the Bank to sufficient risk to warrant adverse classification.

0007 - Well defined weaknesses and trends that jeopardize the repayment of loans. Ranging from workout to legal. Includes loans that are 90 days and over past due.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Below is a breakdown of loans by risk grading as of June 30, 2011 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007	Total

Commercial Loans	$69,145	$4,007	$1,312	$3,101	$77,565
Real Estate - Commercial	241,427	32,883	19,146	38,547	332,003
Real Estate - Construction	36,019	5,744	3,319	7,077	52,159
	346,591	42,634	23,777	48,725	461,727
Real Estate - Residential	126,009	610	839	6,258	133,716
Consumer Loans	9,195	—	—	183	9,378
Obligations of States and Political Subdivisions	16,380	—	—	—	16,380
	151,584	610	839	6,441	159,474
	$498,175	$43,244	$24,616	$55,166	$621,201
Deferred Origination Fees, net of costs					(378)
Total					$620,823

Below is a breakdown of loss by risk grading as of December 31, 2010 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007	Total

Commercial Loans	$61,733	$5,964	$3,590	$2,641	$73,928
Real Estate – Commercial	240,368	33,604	35,763	34,528	344,263
Real Estate – Construction	37,990	6,587	5,308	5,582	55,467
	340,091	46,155	44,661	42,751	473,658
Real Estate - Residential	120,529	715	1,846	6,359	129,449
Consumer Loans	9,985	—	—	240	10,225
Obligations of States and Political Subdivisions	16,892	—	—	—	16,892
	147,406	715	1,846	6,599	156,566
	$487,497	$46,870	$46,507	$49,350	630,224
Deferred Origination Fees, net of costs					(333)
Total					$629,891

8.	Allowance For Loan Losses (“ALL”)

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Changes in the ALL were as follows (dollar amounts in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$12,098	$10,135	$11,502	$9,600
Provision for loan losses	1,950	1,250	3,250	2,300
Charge-offs	(1,430)	(299)	(2,285)	(2,238)
Recoveries	42	369	193	1,793
Balance at end of period	$12,660	$11,455	$12,660	$11,455

Net (charge-offs) recoveries	$(1,388)	$70	$(2,092)	$(445)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

June 30, 2011	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$282	$1,858	$8,336	$471	$1	$—	$—	$10,948
Unpaid principal balance	590	2,561	10,145	635	151	—	—	14,082
Related allowance	308	703	1,809	164	150	—	—	3,134

With no related allowance recorded:
Recorded investment	$4,921	$2,471	$18,633	$479	$20	$—	$—	$26,524
Unpaid principal balance	4,921	2,471	18,633	479	20	—	—	26,524
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$5,203	$4,329	$26,969	$950	$21	$—	$—	$37,472
Unpaid principal balance	5,511	5,032	28,778	1,114	171	—	—	40,606
Related allowance	308	703	1,809	164	150	—	—	3,134

Average recorded investment during quarter	$5,446	$3,706	$16,308	$749	$30	$—	$—	$26,239

Interest income recognized while impaired	$—	$5	$377	$18	$—	$—	$—	$400

December 31, 2010	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$288	$3,097	$4,174	$110	$7	$—	$—	$7,676
Unpaid principal balance	456	3,814	5,410	638	196	—	—	10,514
Related allowance	168	717	1,236	528	189	—	—	2,838

With no related allowance recorded:
Recorded investment	$3,559	$1,125	$13,637	$695	$60	$—	$—	$19,076
Unpaid principal balance	3,559	1,125	13,637	695	60	—	—	19,076
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$3,847	$4,222	$17,811	$805	$67	$—	$—	$26,752
Unpaid principal balance	4,015	4,939	19,047	1,333	256	—	—	29,590
Related allowance	168	717	1,236	528	189	—	—	2,838

Average recorded investment during quarter	$4,100	$2,885	$7,113	$426	$51	$—	$—	$14,575

Interest income recognized while impaired	$3	$—	$2	$—	$—	$—	$—	$5

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Nonaccrual loans	$16,759	$17,027	$15,877	$18,339	$23,550
Loans restructured in a troubled debt restructuring	5,288	165	623	586	160
Total nonperforming loans (“NPLs”)	$22,047	$17,192	$16,500	$18,925	$23,710

Restructured loans, accruing	$18,559	$22,777	$13,090	$11,416	$9,845

9.	Foreclosed Properties, Net

Foreclosed properties are summarized as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2011	2010

Beginning balance	$19,934	$17,768
Transfer of net realizable value to foreclosed properties	1,361	2,449
Sale proceeds, net	(4,383)	(1,002)
Net gain from sale of foreclosed properties	103	32
Valuation allowance related to properties disposed	(1,062)	(332)
Total foreclosed properties	15,953	18,915
Valuation allowance for losses	(4,007)	(2,953)
Total foreclosed properties, net	$11,946	$15,962

Changes in the valuation allowance for losses on foreclosed properties were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2011	2010

Beginning balance	$3,982	$2,773
Provision charged to operations	1,087	512
Amounts related to properties disposed	(1,062)	(332)
Balance at end of period	$4,007	$2,953

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

10.	Income Taxes

In accordance with the accounting guidance for income taxes, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that has a greater than 50% chance of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

We regularly review the carrying amount of our deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of our deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as management’s expectations of future performance. At June 30, 2011 and December 31, 2010, we determined that no valuation allowance was required to be taken against our deferred income tax asset other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

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

During the second quarter of 2011, the IRS began an audit of our 2009 federal income tax return primarily due to our net operating loss carry back claim. We anticipate this audit may not be concluded until the early part of 2012.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Changes in the deferred income tax balances were as follows (dollar amounts in thousands):

Deferred income taxes – Available for sale securities

	For the six months ended June 30,
	2011	2010

Balances at beginning of period	$(659)	$333
Net change during period	(1,866)	(1,030)
Balances at end of period	$(2,525)	$(697)

Deferred income taxes – Other than available for sale securities

	For the six months ended June 30,
	2011	2010

Balances at beginning of period	$9,861	$8,523
Net change during period	580	13
Balances at end of period	$10,441	$8,536

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

11.	Equity Investment

Baylake Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, we and UFS have a common member on each of our respective Board of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier employment agreement with one of its key employees that provided the individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS common stock. The option price was $1,000 per share, less dividends or distributions to owners. During 2007, options for 120 shares were exercised by the key employee. The remaining options were exercised in 2010. The carrying value of our investment in UFS was $4.1 million and $3.9 million at June 30, 2011 and December 31, 2010, respectively. The current book value of UFS is approximately $8,282 per share.

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

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended March 31,		For the six months ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$770	$627	$746	$609
Additions from loans sold with servicing retained	32	19	89	32
Changes in valuation	(17)	68	—	95
Loan payments and payoffs	(63)	(35)	(113)	(57)
Fair value of MSRs at the end of period	$722	$679	$722	$679

13.	Promissory Notes

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
June 30, 2011

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

(Dollar amounts in thousands)

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Total

Accruing

December 31, 2010	$—	$44	$12,661	$386	$—	$—	$13,091

Principal payments	—	(2)	(186)	(4)	—	—	(192)
Charge-offs	—	—	(174)	(160)	—	—	(334)
Advances	—	—	40	—	—	—	40
New restructured	—	1,391	9,687	—	—	—	11,078
Class transfers	—	—	(160)	160	—	—	—
Transfers between nonaccrual	—	—	(5,124)	—	—	—	(5,124)
June 30, 2011	$—	$1,433	$16,744	$382	$—	$—	$18,559

Nonaccrual

December 31, 2010	$—	$—	$586	$18	$20	$—	$624

Principal payments	—	—	(296)	(1)	—	—	(297)
Charge-offs	—	—	(172)	—	—	—	(172)
Advances	—	—	9	—	—	—	9
New Restructured	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers between accruing	—	—	5,124	—	—	—	5,124
June 30, 2011	$—	$—	$5,251	$17	$20	$—	$5,288

Totals
January 1, 2011	$—	$44	$13,247	$404	$20	$—	$13,715

Principal payments	—	(2)	(482)	(5)	—	—	(489)
Charge-offs	—	—	(346)	(160)	—	—	(506)
Advances	—	—	49	—	—	—	49
New Restructured	—	1,391	9,687	—	—	—	11,078
Class transfers	—	—	(160)	160	—	—	—
Transfers between accruing	—	—	—	—	—	—	—
June 30, 2011	$—	$1,433	$21,995	$399	$20	$—	$23,847

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

A summary of troubled debt restructurings as of June 30, 2011 and December 31, 2010 is as follows (dollar amounts in thousands):

	June 30, 2011		December 31, 2010
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	2	1,433	1	43
Real estate – commercial	22	21,995	19	13,247
Commercial	3	399	2	404
Consumer	1	20	1	19
Municipal	—	—	—	—
Total	28	$23,847	23	$13,713

15.	Supervisory Agreement

On December 23, 2010, the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank and the Wisconsin Department of Financial Institutions (“WDFI”). Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to: (i) further reduce the Bank’s concentration of commercial real estate loans; (ii) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $0.5 million which are now or in the future become past due more than 90 days, are on the Bank’s problem loan list, or are adversely classified in any report of examination of the Bank; (iii) review and revise, as appropriate, the Bank’s current policy for determining, documenting and recording an adequate allowance for loan losses and maintain sound processes for compliance with the same; and (iv) improve the Bank’s earnings and overall condition.

In addition, the Bank has agreed that it will: (i) not extend, renew or restructure any credit that has been criticized by the Federal Reserve Bank or the WDFI absent prior board of directors’ approval in accordance with the restrictions in the Written Agreement; and (ii) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Federal Reserve Bank. In addition, the Bank has agreed that it will: (a) not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval; (b) refrain from incurring or guaranteeing any debt without the prior written approval of the Federal Reserve Bank; and (c) refrain from purchasing or redeeming any shares of our stock without the prior written consent of the Federal Reserve Bank.

Under the terms of the Written Agreement, both Baylake Corp and the Bank have agreed to: (i) submit for approval plans to maintain sufficient capital on a consolidated basis, and the Bank, on a stand-alone basis; (ii) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers and legal and regulatory limitations on indemnification payments and severance payments; and (iii) refrain from declaring or paying dividends absent prior regulatory approval. Failure to comply with the provisions of the Written Agreement could result in the imposition of additional restrictions and/or sanctions by the Federal Reserve Bank and WDFI and could have a material adverse effect on our consolidated financial condition and results of operations.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

As of the date of this filing, Baylake Corp and the Bank have complied with all terms of the Written Agreement. Specific steps taken include, but are not limited to:
1.	Continuing to reduce the Bank’s concentration in Commercial Real Estate loans and placing a greater emphasis on Commercial and Industrial loans.
2.	Delegating primary responsibility to the Bank’s Directors’ Loan Committee for the following:
	a.	Monitoring loan relationships and other assets, including Other Real Estate Owned, in excess of $0.5 million with an emphasis on improving the Bank’s position.
	b.	Overseeing the Bank’s current policy for determining, documenting and recording an adequate allowance for loan losses and monitoring the Bank’s compliance with such policy.
	c.	Charging-off all assets classified as “loss” in a federal or state report of examination.
3.	Delegating primary responsibility to the full Board of Directors for the following:
	a.	Pre-approving any extension, renewal, or restructure of any asset criticized by the Federal Reserve Bank or WDFI.
b.

Obtaining prior regulatory approval on any form of payment resulting in a reduction in Baylake Corp’s or the Bank’s capital, including interest payments on our debentures and trust preferred securities.

	c.	Obtaining Federal Reserve Bank approval prior to purchasing or redeeming any shares of our stock.
	d.	Submitting required capital plans to the Federal Reserve Bank and WDFI.
	e.	Complying with notice provisions with respect to new directors and senior executive officers.
	f.	Complying with legal and regulatory limitations on indemnification payments and severance payments.
	g.	Obtaining prior regulatory approval for the declaration and payment of dividends.

Our senior management, primarily through our Chief Executive Officer, has established a regular dialogue with our lead examiner. These open communication lines provide timely feedback to the Company and the Bank on proposed action plans and keep our regulators updated on progress we have made.

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at June 30, 2011 and December 31, 2010 and our consolidated results of operations for the three and six months ended June 30, 2011 and 2010. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The ALL consists of specific reserves on certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses on impaired loans from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on our historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as (i) changes in the nature, volume and terms of loans, (ii) changes in lending personnel, (iii) changes in the quality of the loan review function, (iv) changes in nature and volume of past-due, nonaccrual and/or classified loans, (v) changes in concentration of credit risk, (vi) changes in economic and industry conditions, (vii) changes in legal and regulatory requirements, (viii) unemployment and inflation statistics, and (ix) changes in underlying collateral values.

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

Income Tax Accounting: The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the deferred income tax assets on our June 30, 2011 balance sheet are recoverable, and the deferred income tax liabilities are adequate and fairly stated in the consolidated financial statements.

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value or net identifiable assets at the date of acquisition. Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2010, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under generally accepted accounting principles and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2010, our valuation exceeded our carrying value by a range of 22% to 33%. As of June 30, 2011, there are no conditions that would require us to reevaluate goodwill impairment.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and six month periods ended June 30, 2011 and 2010.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2011	2010	2011	2010

Net income, as reported	$775	$1,349	$1,426	$2,166
Earnings per share-basic, as reported	$0.10	$0.17	$0.18	$0.27
Earnings per share-diluted, as reported	$0.10	$0.17	$0.18	$0.27
Cash dividends declared	$—	$—	$—	$—

Return on average assets	0.31%	0.59%	0.28%	0.42%
Return on average equity	3.89%	7.01%	3.65%	5.72%
Efficiency ratio (1)	73.13%	71.06%	77.00%	74.31%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains and excluding net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $0.8 million for the three months ended June 30, 2011 decreased from net income of $1.3 million for the comparable period in 2010. Net interest income decreased $0.2 million for the quarter ended June 30, 2011 versus the comparable quarter last year resulting from a $1.0 million reduction in interest income partially offset by a $0.8 million reduction in interest expense. A PFLL of $2.0 million was charged to operations for the second quarter of 2011, which is $0.7 million higher than the $1.3 million PFLL taken during the comparable quarter of 2010. Noninterest expense increased $0.4 million, which was partially offset by a $0.1 million increase in noninterest income in the second quarter of 2011 compared to the similar period in 2010.

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

Net interest income on a tax-equivalent basis was $8.3 million for the three months ended June 30, 2011 compared to $8.4 million for the same period in 2010. The decrease for the second quarter of 2011 resulted primarily from a decrease in interest income on loans attributable to both a decline in interest rates and a reduction in average loan balances, partially offset by a decrease in funding costs on interest-bearing liabilities. Positively impacting net interest income was an $11.8 million increase in average noninterest-bearing demand deposits, from $75.5 million during the second quarter of 2010 to $87.3 million for the comparable period in 2011. Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities.

Interest rate spread decreased 7 bps to 3.51% for the second quarter of 2011 compared to the same period in 2010, resulting primarily from a 43 bps decrease in the yield on earning assets from 5.12% to 4.69%, partially offset by a 36 bps decrease in the cost of interest-bearing liabilities from 1.54% to 1.18%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the second quarter of 2011 was 3.62%, down 6 bps from 3.68% for the comparable period in 2010.

For the three months ended June 30, 2011, average interest-earning assets increased $0.7 million from the same period in 2010. Increases in average taxable securities of $30.4 million (15.6%) and in tax exempt securities of $3.0 million (8.0%) were partially offset by a $22.8 million (3.5%) decrease in loans and a $10.0 million decrease (23.8%) in federal funds sold and interest-bearing due from bank balances.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$622,179	$8,308	5.36%	$644,987	$9,011	5.60%
Taxable securities	225,293	1,878	3.33%	194,856	2,160	4.43%
Tax exempt securities [1]	41,125	568	5.52%	38,084	560	5.89%
Federal funds sold and interest-bearing due from banks	32,064	18	0.24%	42,062	21	0.20%
Total earning assets	920,661	10,772	4.69%	919,989	11,752	5.12%
Noninterest earning assets	95,105			103,815
Total Assets	$1,015,766			$1,023,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$734,314	$1,872	1.02%	$734,533	$2,490	1.36%
Short-term borrowings	—	—	—%	38	—	0.68%
Customer repurchase agreements	24,654	20	0.32%	27,566	33	0.48%
Federal Home Loan Bank advances	55,000	258	1.88%	75,000	499	2.67%
Convertible promissory notes	9,450	245	10.26%	8,542	222	10.44%
Subordinated debentures	16,100	67	1.66%	16,100	68	1.69%
Total interest-bearing liabilities	839,518	2,462	1.18%	861,779	3,312	1.54%
Demand deposits	87,342			75,504
Accrued expenses and other liabilities	8,952			9,282
Stockholders’ equity	79,954			77,239
Total liabilities and stockholders’ equity	$1,015,766			$1,023,804
Net Interest Income		$8,310			$8,440
Interest rate spread (3)			3.51%			3.58%
Net interest margin (4)			3.62%			3.68%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(2)	The average loan balances and rates include nonaccrual loans.

(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

Net income of $1.4 million for the six months ended June 30, 2011 decreased from net income of $2.2 million for the comparable period in 2010. Net interest income increased $0.2 million for the six months ended June 30, 2011 versus the comparable period last year resulting from a $1.9 million reduction in interest expense partially offset by a $1.7 million reduction in interest income. A PFLL of $3.3 million was charged to operations for the first six months of 2011, which is $1.0 million higher than the $2.3 million PFLL taken during the comparable period of 2010. Noninterest expense increased $1.4 million, which was partially offset by a $0.5 million increase in noninterest income in the six months of 2011 compared to the similar period in 2010. Refer to the “Net Interest Income,” “Provision for Loan Losses,” “Noninterest Expense” and “Noninterest Income” sections below for additional details.

Interest rate spread increased 4 bps to 3.49% for the first six months of 2011 compared to the same period in 2010, resulting primarily from a 43 bps decrease in the cost of interest-bearing liabilities from 1.63% to 1.20%, partially offset by a 39 bps decrease in the yield on interest-bearing assets from 5.08% to 4.69%.

Net interest income on a tax-equivalent basis was $16.6 million for the six months ended June 30, 2011 compared to $16.4 million for the same period in 2010. The increase in 2011 resulted primarily from a decrease in funding costs on liabilities attributable to both a decline in interest rates and a reduction in average interest-bearing liabilities, partially offset by a decrease in interest income on loans, due to both a decline in yields and a reduction in average loans. Contributing to the improved net interest income was a $13.9 million increase in average noninterest-bearing demand deposits, from $73.7 million during the second quarter of 2010 to $87.6 million for the comparable period in 2011.

For the six months ended June 30, 2011, average interest-earning assets increased $5.8 million (0.6%) from the same period in 2010. Increases in average taxable securities of $41.1 million (22.0%) and in tax exempt securities of $2.7 million (7.1%) were partially offset by a $19.5 million (3.0%) decrease in loans and an $18.4 million (34.5%) decrease in federal funds sold and interest-bearing due from bank balances.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$627,269	$16,862	5.42%	$646,820	$18,156	5.66%
Taxable securities	228,185	3,629	3.18%	187,091	4,024	4.30%
Tax exempt securities [1]	40,553	1,143	5.64%	37,865	1,116	5.90%
Federal funds sold and interest-bearing due from banks	34,861	39	0.23%	53,266	53	0.20%
Total earning assets	930,868	21,673	4.69%	925,042	23,349	5.08%
Noninterest earning assets	98,336			104,890
Total Assets	$1,029,204			$1,029,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$740,321	$3,828	1.04%	$742,838	$5,319	1.44%
Short-term borrowings	—	—	—%	25	1	0.92%
Customer repurchase agreements	26,536	42	0.32%	25,418	61	0.49%
Federal Home Loan Bank advances	61,768	572	1.87%	79,530	1,055	2.68%

Convertible promissory notes	$9,450	$490	10.37%	$7,057	$370	10.41%
Subordinated debentures	16,100	134	1.65%	16,100	132	1.63%
Total interest-bearing liabilities	854,175	5,066	1.20%	870,968	6,938	1.63%
Demand deposits	87,584			73,678
Accrued expenses and other liabilities	8,710			8,977
Stockholders’ equity	78,735			76,309
Total liabilities and stockholders’ equity	$1,029,204			$1,029,932
Net Interest Income		$16,607			$16,411
Interest rate spread (3)			3.49%			3.45%
Net interest margin (4)			3.59%			3.57%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(2)	The average loan balances and rates include nonaccrual loans.

(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Increase (Decrease) due to (1)
	Volume	Rate	Net

Interest income:
Loans	$(1,311)	$608	$(703)
Taxable securities	1,114	(1,396)	(282)
Tax exempt securities	174	(166)	8
Federal funds sold and interest-bearing due from banks	(22)	19	(3)
Total interest-earning assets	$(45)	$(935)	$(980)

Interest expense:
Total interest-bearing deposits	$(139)	$(479)	$(618)
Short term borrowings	—	—	—
Repurchase agreements	(13)	—	(13)
FHLB advances	(459)	218	(241)
Subordinated debentures	—	(1)	(1)
Long term debt	93	(70)	23
Total interest-bearing liabilities	$(518)	$(332)	$(850)

Net interest income	$473	$(603)	$(130)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 90.6% and 89.9% for the second quarter of 2011 and 2010, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Increase (Decrease) due to (1)
	Volume	Rate	Net

Interest income:
Loans	$(570)	$(724)	$(1,294)
Taxable securities	650	(1,045)	(395)
Tax exempt securities	76	(49)	27
Federal funds sold and interest-bearing due from banks	(20)	6	(14)
Total interest-earning assets	$136	$(1,812)	$(1,676)

Interest expense:
Total interest-bearing deposits	$(174)	$(1,317)	$(1,491)
Short term borrowings	—	(1)	(1)
Repurchase agreements	3	(22)	(19)
FHLB advances	(205)	(278)	(483)
Subordinated debentures	—	2	2
Long term debt	120	—	120
Total interest-bearing liabilities	$(256)	$(1,616)	$(1,872)

Net interest income	$392	$(196)	$196

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 90.5% and 89.8% for the first six months of 2011 and 2010, respectively.

Provision for Loan Losses:

The ALL consists of specific and general reserves. The PFLL is the cost of providing an allowance for probable and inherent losses in our loan portfolio. Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined by accounting guidance. Specific reserves are computed on loans that are individually classified as impaired. Loans identified as impaired are evaluated for impairment using either the discounted expected cash flows or collateral value less estimated costs to sell. When the fair value of the collateral is less than amortized cost, a specific reserve is required. In addition to the specific reserves, a general reserve is computed on non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: (i) changes in the nature, volume and terms of loans, (ii) changes in lending personnel, (iii) changes in the quality of the loan review function, (iv) changes in nature and volume of past-due, nonaccrual and/or classified loans, (v) changes in concentration of credit risk, (vi) changes in economic and industry conditions, (vii) changes in legal and regulatory requirements, (viii) unemployment and inflation statistics, and (ix) changes in underlying collateral values. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

The PFLL for the quarter ended June 30, 2011 was $2.0 million compared to $1.3 million for the second quarter of 2010. New impairments of $1.2 million on loans not previously identified, with associated loan balances of $5.8 million, were recorded during the second quarter of 2011. Included in those amounts are impairments of $0.9 million on loan balances of $5.1 million for a credit relationship previously identified as a TDR. During the second quarter of 2011, that credit was transferred to a nonaccrual status.

Net loan charge-offs for the second quarter of 2011 were $1.4 million. Net annualized charge-offs to average loans were 0.89% for the second quarter of 2011 compared to 0.04% for the same period in 2010. For the three months ended June 30, 2011, nonperforming loans increased by $4.8 million (27.9%) to $22.0 million from $17.2 million at December 31, 2010.

Net loan charge-offs for each of the first six months of 2011 and 2010 were $2.1 million and $0.4 million, respectively. Net annualized charge-offs to average loans were 0.67% for the first six months of 2011 compared to 0.14% for the same period in 2010. For the six months ended June 30, 2011, nonperforming loans increased by $5.5 million (33.3%) to $22.0 million from $16.5 million at December 31, 2010. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to nonperforming loans. Our management believes that the ALL at June 30, 2011 and the related PFLL charged to earnings for the quarter and six months ended June 30, 2011 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and six month periods ended June 30, 2011 and 2010, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Six months ended
	June 30, 2011	June 30, 2010	% Change	June 30, 2011	June 30, 2010	% Change

Fees from fiduciary services	$220	$284	(22.8)%	$503	$500	0.6%
Fees from loan servicing	223	116	91.8%	413	273	51.1%
Service charges on deposit accounts	849	873	(2.7)%	1,644	1,681	(2.2)%
Other fee income	169	182	(6.8)%	333	370	(10.1)%
Financial services income	197	223	(11.5)%	489	427	14.6%
Net gains from sales of loans	211	233	(9.5)%	597	401	49.1%
Net gain/(loss) in valuation of mortgage servicing rights	(84)	32	(365.1)%	(114)	38	(402.1)%
Net gains from sale of securities	—	434	NM %	125	434	(71.2)%
Gains from sale of fixed assets	(11)	—	NM %	(3)	—	NM %
Increase (decrease) in cash surrender value of life insurance	122	(17)	817.7%	252	66	283.4%

Equity in income of UFS subsidiary	202	78	160.0%	433	239	81.2%
Other income	323	36	798.5%	363	57	538.6%
Total Noninterest Income	$2,421	$2,474	(2.1)%	$5,035	$4,486	12.2%

Noninterest income decreased $0.1 million for the three months ended June 30, 2011 versus the comparable period in 2010. This was primarily due to a decrease of $0.1 million in fees from fiduciary services, a decrease of $0.4 million on gains from the sale of securities, and a $0.1 million reduction in the valuation of mortgage servicing rights. The decrease was partially offset by a $0.3 million gain on life insurance proceeds from a death benefit on a policy in which the Bank was the beneficiary, a $0.1 million increase in income from our subsidiary, UFS, and a $0.1 million increase in fees from loan servicing.

Noninterest income increased $0.5 million (12.2%) for the six months ended June 30, 2011 versus the comparable period in 2010. This was primarily due to a $0.2 million increase in net gains from sales of loans due to increased secondary market mortgage originations, a $0.3 million increase in death benefit claims on a life insurance policy, a $0.2 million increase in equity in income of our subsidiary, UFS, a $0.2 million increase in the cash surrender value of life insurance, and a $0.1 million increase in fees from loan servicing. This was partially offset by a decrease of $0.1 million on the valuation of mortgage servicing rights and a $0.3 million reduction in gains on sales of securities.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and six months ended June 30, 2011 and 2010, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended			Six months ended
	June 30, 2011	June 30, 2010	% Change	June 30, 2011	June 30, 2010	% Change

Salaries and employee benefits	$4,058	$3,687	10.1%	$8,614	$7,949	8.4%
Occupancy	575	587	(1.9)%	1,180	1,198	(1.5)%
Equipment	308	348	(11.5)%	588	674	(12.8)%
Data processing and courier	203	216	(6.1)%	411	441	(6.9)%
Operation of foreclosed properties	729	518	40.7%	1,767	943	87.4%
Business development & advertising	180	152	17.8%	307	331	(7.2)%
Charitable contributions	19	19	—%	36	46	(20.6)%
Stationery and supplies	150	137	9.5%	262	252	4.1%
Director fees	106	103	3.2%	199	185	7.5%
FDIC insurance expense	559	780	(28.3)%	1,290	1,241	4.0%
Legal and professional	189	169	12.2%	383	345	11.0%
Loan and collection	163	186	(12.4)%	331	337	(1.8)%
Other outside services	158	150	5.8%	323	333	(3.1)%
Provision for impairment of letter of credit	7	—	NM %	14	87	(83.9)%
Other operating	451	436	3.4%	864	845	2.2%
Total Noninterest Expense	$7,855	$7,488	4.9%	$16,569	$15,207	9.0%

Total noninterest expense increased $0.4 million for the three months ended June 30, 2011 compared to the same period in 2010. The noninterest expense to average assets ratio was 3.1% for the three months ended June 30, 2011 compared to 2.9% for the same period in 2010.

Net overhead expense is total noninterest expense less total noninterest income excluding securities gains. The net overhead expense to average assets ratio was at 2.2% for the three months ended June 30, 2011 compared to 2.1% for the same period in 2010. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio increased to 73.1% for the three months ended June 30, 2011 from 71.5% for the comparable period last year. This is primarily due to the increase of $0.4 million in noninterest expense, of which $0.2 million was related to operation of foreclosed properties and an increase of $0.4 million or 10.1% in salaries and benefits. Partially offsetting those increases was a $0.2 million decrease in FDIC insurance expense, discussed in more detail below.

Included in noninterest expense are FDIC insurance premiums of $0.6 million for the three months ended June 30, 2011 compared to $0.8 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (“DIF”) of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Baylake Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at between 12 bps and 45 bps. On November 12, 2009, the Board of Directors of the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In October 2010, the FDIC Board voted to eliminate a uniform 3 bps increase in assessment rates that was to be effective January 1, 2011. We were required to prepay approximately $6.7 million in premiums in December 2009, which premiums are being taken as a charge against our operations in the period for which they apply.

On February 7, 2011, the FDIC finalized the rule to change its assessment base from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Act. The new assessment base began in the second quarter of 2011, with the premium payable in September 2011. The result of the change will be a reduction in future assessments.

Expenses related to the operation of foreclosed properties held for sale by the Bank increased $0.9 million to $1.8 million for the six-month period ended June 30, 2011 compared to $0.9 million for the same period in 2010. The increase consists of a $0.6 million increase in write-downs due to the revaluation of properties held and a $0.3 million increase in operating expenses, offset by a $0.1 million increase in gain on sale of foreclosed properties. We continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees. A majority of the properties have been revalued within the last six months.

Salaries and employee benefits increased $0.7 million (8.4%) to $8.6 million for the six months ended June 30, 2011 compared to $7.9 million for the six months ended June 30, 2010. The number of full-time equivalent employees (FTEs) increased from 298 at June 30, 2010 to 301 at June 30, 2011. Contributing to an increase in salary expense of $0.4 million was the increase in FTEs as well as cost of living adjustments to employee salaries and wages. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, increased $0.1 million due to increased activity and expenses related to deferred compensation plans increased $0.2 million due to increases in the returns on the investments within the plans.

Income Taxes:

We recorded an income tax benefit of $0.1 million for the three months ended June 30, 2011 versus tax expense of $0.6 million for the same period in 2010. The decrease in tax expense is primarily attributable to a $1.2 million year-over-year decrease in pre-tax income.

We recorded an income tax benefit of $0.1 million for the six months ended June 30, 2011 versus tax expense of $0.7 million for the same period in 2010. The decrease in tax expense is primarily attributable to a $1.6 million decrease in pre-tax income.

We maintain significant net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and foreclosed property valuations as well as net operating loss carryforwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At June 30, 2011, we determined that no valuation allowance was required to be taken against our deferred income tax assets other than a valuation allowance to reduce our state net operating loss carryforwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010	Percent Change

Amount of Loans by Type:
Real estate-mortgage:
Commercial	$332,003	$344,263	(3.6)%
1-4 Family residential
First liens	82,376	76,874	7.2%
Junior liens	9,207	11,143	(17.4)%
Home equity	42,133	41,432	1.7%
Commercial, financial and agricultural	77,565	73,928	4.9%
Real estate-construction	52,159	55,467	(6.0)%
Installment
Credit cards and related plans	1,688	1,662	1.6%
Other	7,690	8,563	(10.2)%
Obligations of states and political subdivisions	16,380	16,892	(3.0)%
Less: Deferred origination fees, net of costs	(378)	(333)	13.5%
Less: Allowance for loan losses	(12,660)	(11,502)	10.1%
Total	$608,163	$618,389	(1.7)%

Net loans at June 30, 2011 decreased $10.2 million (1.7%) from $618.4 million at December 31, 2010 to $608.2 million at June 30, 2011. The decrease is primarily due to reductions in commercial real estate of $12.3 million, a decrease of $3.3 million in construction loans, and a decrease of $1.9 million in junior liens on 1-4 family residential. This was partially offset by an increase of $3.6 million (4.9%) in commercial, financial, and agricultural loan, and an increase of $5.5 million in first lien 1-4 family residential. We continue to reduce our exposure in the commercial real estate sector.

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

The ALL at June 30, 2011 was $12.7 million, compared to $11.5 million at December 31, 2010. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

During the second quarter of 2011, a loan review engagement was performed by an external third party. The objective of the review was to assist management with proactively identifying and quantifying the credit risk in the loan portfolio. The engagement included an assessment of our control and methodology for identifying, monitoring, and addressing credit quality issues, as well as our methodology for determining the adequacy of our ALL. The sample consisted of approximately 30% of our non-classified risk rated loan portfolio. Based on the review, two rating changes were recommended: (i) a $3.9 million relationship from a 0006A to a 0006B, and (ii) a $3.7 million relationship from a 0004 to a 0003. Additional results of the review concluded that our credit approval and credit administration processes are satisfactory, including but not limited to the following: (1) detailed and accurate credit presentations are on file, (2) loans were closed as approved, (3) collateral was perfected in a timely manner, (4) compliance with loan covenants existed, and (5) appropriate loan file documentation is maintained in the credit files.

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular classes, analyzed as a group. As it relates to the historical loss component, in December 2009 we reduced the historical loss look-back period from sixteen quarters to between eight and twelve quarters. This was primarily done to enable the model to provide a better reflection of the recent economic times. This resulted in increased allocations that we determined were appropriate. We determine General Reserves – Other by taking into account other factors, such as the concentration of loans in a particular industry or geographic area and adjustments for economic indicators. By nature, our general reserve changes with our fluid lending environment and the overall economic environment in which we lend. As such, we are continually attempting to enhance this portion of the allocation process to reflect anticipated losses in our portfolio driven by these changing factors. Economic statistics, specifically unemployment and inflation rates for national, state and local markets are monitored and factored into the allocation to address repayment risk. Further identification and management of portfolio concentration risks, both by loan class and by specific markets is reflected in the general allocation component. In the fourth quarter of 2009 the model was enhanced to include more specific qualitative factors, as mentioned previously, by loan type.

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

NONPERFORMING ASSETS
(Dollar amounts in thousands)

	June 30, 2011		March 31, 2011		December 31, 2010		June 30, 2010
Nonperforming Assets:
Nonaccrual loans	$16,759		$17,027		$15,877		$23,550
Nonaccrual loans, restructured	5,288		165		623		160
Accruing loans past due 90 days or more	—		—		—		—
Total nonperforming loans (“NPLs”)	$22,047		$17,192		$16,500		$23,710
Foreclosed assets, net	11,946		13,725		15,952		15,962
Total nonperforming assets (“NPAs”)	$33,993		$30,917		$32,452		$39,672

Restructured loans, accruing(1)	$18,559		$22,777		$13,090		$9,845

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	3.00	x	4.24	x	2.11	x	12.79	x
NCOs to average loans (annualized)	0.67%		0.45%		0.85%		0.14%
ALL to total loans	2.04%		1.95%		1.83%		1.79%
NPLs to total loans	3.55%		2.77%		2.62%		3.71%
NPAs to total assets	3.34%		3.03%		3.08%		3.81%
ALL to NPLs	57.42%		70.37%		69.71%		48.31%

(1)	Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

Restructured nonaccrual loans at December 31, 2010 were $0.6 million. During the second quarter of 2011, a $5.1 million restructured loan was transferred from the accruing category to the nonaccruing category. In addition, an impairment of $0.9 million on nonaccruing restructured loans was recognized. Principal payments of $0.3 million were received on those loans and $0.1 million was charged-off. As of June 30, 2011, principal balances of $5.3 million remain.

Restructured loans accruing at December 31, 2010 were $13.1 million. New restructured loans of $11.1 million were recorded during the first six months of 2011. Of that amount $1.4 million were recorded in the second quarter of 2011 consisting of two credits; one in the amount of $0.9 million and the other for $0.5 million. Principal payments of $0.2 million were received on those loans and $0.3 million was charged off. In addition, a restructured loan of $5.1 million was transferred to nonaccrual during the second quarter of 2011. As of June 30, 2011, $18.6 million of principal balances continue to be reported as restructured loans accruing.

Nonperforming loans increased $5.5 million (33.3%) from December 31, 2010 to June 30, 2011 primarily due to the transfer of the $5.1 million restructured loan from the accruing category to the nonaccruing category. The nonperforming loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Secured by Real Estate	$3,355	$7,615	$5,428	$6,877	$5,474
Commercial and industrial loans	249	1,877	280	140	476
Loans to individuals	44	54	95	80	41
All other loans	—	60	9	1	149
Total	$3,648	$9,606	$5,812	$7,098	$6,140

Percentage of total loans	0.59%	1.55%	0.92%	1.12%	0.96%

As indicated above, loan balances 30 to 89 days past due have decreased by $2.2 million since December 31, 2010. During the quarter ended June 30, 2011, loan balances 30 to 89 days past due have decreased by $6.0 million. Payments were made on loan balances totaling $2.4 million to be brought current, $2.0 million of loan balances moved to nonaccrual status, and $2.4 million of loan balances were brought current through a modification of loan terms. Partially offsetting the decrease was a net increase of $0.4 million of other loans that reached the 30 day past due status.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIES
(Dollar amounts in thousands)

	Six months ended June 30, 2011	Twelve months ended December 31, 2010	Six months ended June 30, 2010

Beginning Balance	$15,952	$14,995	$14,995
Transfer of loans to foreclosed properties	1,361	5,587	2,449
Sales proceeds, net	(4,383)	(2,520)	(1,002)
Net gain from sale of foreclosed properties	103	39	32
Provision for foreclosed properties	(1,087)	(2,149)	(512)

Total Foreclosed Properties	$11,946	$15,952	$15,962

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Six months ended June 30, 2011	Twelve months ended December 31, 2010	Six months ended June 30, 2010

Beginning Balance	$3,982	$2,773	$2,773
Provision charged to operations	1,087	2,149	512
Allowance recovered on properties disposed	(1,062)	(940)	(333)

Ending Balance	$4,007	$3,982	$2,952

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At June 30, 2011, the investment portfolio (comprising investment securities available for sale) decreased $12.6 million (4.7%) to $254.1 million compared to $266.7 million at December 31, 2010. At June 30, 2011, the investment portfolio represented 25.0% of total assets compared to 25.4% at December 31, 2010.

We closely monitor securities we hold in our investment portfolio that remain in an unrealized loss position for greater than twelve months. Total gross unrealized losses on these securities are $0.4 million at June 30, 2011, representing 44.4% of total gross unrealized securities losses. Based on an in-depth analysis, which may include ratings from external rating agencies and/or brokers, of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no declines were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income/ (loss). At June 30, 2011 and December 31, 2010, we did not hold securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. As of June 30, 2011, the highest concentration of loans issued in any state was issued in California and those loans represented approximately 19.6% of the total amount invested in mortgage-backed securities.

Deposits:

Total deposits at June 30, 2011 decreased $27.6 million (3.2%) to $825.0 million from $852.6 million at December 31, 2010. This decrease was a result of a decrease of $26.8 million (11.1%) in our demand deposits from $242.1 million at December 31, 2010 to $215.3 million at June 30, 2011, and a decrease in our time deposits (excluding brokered time deposits) of $13.4 million (4.7%) from $287.3 million at December 31, 2010 to $273.9 million at June 30, 2011, partially offset by a $5.5 million (12.0%) increase in our brokered deposits from $46.0 million at December 31, 2010 to $51.5 million at June 30, 2011 and a $7.1 million (2.6%) increase in our savings deposits from $277.2 million at December 31, 2010 to $284.3 million at June 30, 2011. Total interest-bearing deposits decreased $35.7 million (4.7%) while non-interest-bearing deposits increased $8.1 million (9.6%) from December 31, 2010 to June 30, 2011.

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

Other Funding Sources:

Securities under agreements to repurchase increased $1.3 million (6.9%) from $19.2 million at December 31, 2010 to $20.5 million at June 30, 2011. We did not have any federal funds purchased at either June 30, 2011 or December 31, 2010.

FHLB advances were $55.0 million at June 30, 2011, compared to $70.0 million at December 31, 2010. During the first quarter of 2011, $15.0 million of borrowings matured and were paid in full. We will borrow funds if borrowing is a less costly form of funding loans than acquiring deposits or if deposit growth is not sufficient. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At June 30, 2011, the interest rate on these securities was 1.60%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. After discussion with our regulators during the first quarter of 2011, we exercised our right to defer payment of interest on the Debentures beginning with the March 30, 2011 interest payment, even though we had sufficient cash to make the interest payment. Our payment due June 29, 2011 was also deferred. The expense related to the interest payment was recorded with a corresponding liability for the interest payment amount. We will reevaluate with our regulators the continued deferral of interest payments on the TruPS quarterly as future payments come due.

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

The following table summarizes our significant contractual obligations and commitments at June 30, 2011:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Certificates of deposit and other time deposit obligations	$195,215	$108,474	$19,303	$—	$322,992
Repurchase agreements	20,560	—	—	—	20,560
Federal Home Loan Bank advances	—	30,000	25,000	—	55,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes (1)	—	—	9,450	—	9,450
Total	$215,775	$138,474	$53,753	$16,100	$424,102

(1)

One-half of the Convertible Notes are mandatorily converted to shares of our common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off- Balance Sheet Arrangements:

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	June 30, 2011	December 31, 2010

Commitments to fund home equity line loans	$54,540	$51,195
Commitments to fund 1-4 family loans	4,402	1,394
Commitments to fund residential real estate construction loans	1,888	777
Commitments unused on various other lines of credit loans	157,860	133,457
Total commitments to extend credit	$218,690	$186,823
Financial standby letters of credit	$10,062	$12,448

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs and to service other liabilities as they become due without undue cost or risk and without causing a disruption to normal operating activities. Baylake Corp. and Baylake Bank have different liquidity considerations.

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

Maturing investments have historically been a primary source of liquidity. For the six months ended June 30, 2011, principal payments totaling $21.9 million were received on maturing investments. In addition, we received proceeds of $21.5 million from the sale of investments and we purchased $27.2 million in investments in the same period. At June 30, 2011 the investment portfolio contained $153.4 million of mortgage-backed securities issued by U.S. government sponsored agencies, representing 60.4% of the total investment portfolio. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the June 30, 2011 Unaudited Consolidated Statements of Cash Flows, resulted in $27.6 million of cash outflow during the first six months of 2011. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered deposits increased $5.5 million from $46.0 million at December 31, 2010 to $51.5 million at June 30, 2011. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $224.9 million, or 36.2% of total loans, maturing within one year of June 30, 2011. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at June 30, 2011, securities sold under agreements to repurchase totaled $20.6 million compared to $19.2 million at the end of 2010. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $55.0 million at June 30, 2011 and $70.0 million at December 31, 2010. During the first quarter of 2011, we reduced our FHLB borrowings by $15.0 million.

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

Capital Resources:

Stockholders’ equity at June 30, 2011 and December 31, 2010 was $81.4 million and $77.1 million, respectively, reflecting an increase of $4.3 million (5.6%) during the first six months of 2011. The increase in stockholders’ equity was primarily related to our net income of $1.4 million and an increase in comprehensive income of $2.9 million (as a result of an increase in unrealized gains on available for sale securities). The ratio of stockholders’ equity to assets was 8.0% and 7.3% at June 30, 2011 and December 31, 2010, respectively.

No cash dividends were declared during the first six months of 2011 or during all of 2010. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. We continue to monitor the payment of dividends in relationship to our financial position on a quarterly basis and our intention is to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. In order to pay dividends, advance approval from the WDFI as well as the Federal Reserve Board will need to be obtained. There is no assurance that we would receive such approval if sought.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on the rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At June 30, 2011, we were in excess of the minimum capital ratios established for “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

Effective December 29, 2010, we and the Bank entered into a written agreement with the Federal Reserve Bank and WDFI. Under the terms of the Written Agreement, both we and the Bank have agreed to: (i) submit for approval plans to maintain sufficient capital; (ii) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers and legal and regulatory limitations on indemnification payments and severance payments; (iii) refrain from declaring or paying dividends absent prior regulatory approval. It is the intent of our directors and senior management and the directors and senior management of the Bank to diligently seek to comply with all requirements specified in the Written Agreement.

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

The following tables present our and the Bank’s capital ratios as of June 30, 2011 and December 31, 2010:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2011
Total Capital (to Risk-Weighted Assets)
Company	$97,171	13.43%	$57,889	8.00%	$	N/A	N/A
Bank	95,567	13.20%	57,921	8.00%		72,401	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$78,632	10.87%	$28,944	4.00%	$	N/A	N/A
Bank	86,472	11.94%	28,960	4.00%		43,441	6.00%
Tier 1 Capital (to Average Assets)
Company	$78,632	7.86%	$40,031	4.00%	$	N/A	N/A
Bank	86,472	8.63%	40,091	4.00%		50,113	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)
Company`	$96,245	12.76%	$60,364	8.00%	$	N/A	N/A
Bank	94,194	12.48%	60,394	8.00%		75,493	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$77,338	10.25%	$30,182	4.00%	$	N/A	N/A
Bank	84,732	11.22%	30,197	4.00%		45,296	6.00%
Tier 1 Capital (to Average Assets)
Company	$77,338	7.41%	$41,720	4.00%	$	N/A	N/A
Bank	84,732	8.12%	41,237	4.00%		52,171	5.00%

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

As of June 30, 2011, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2010, as described in our 2010 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at June 30, 2011.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income Over One Year Horizon

	At June 30, 2011		At December 31, 2010
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	$(362)	(1.2)%	$191	0.6%
+100 bp	(644)	(2.1)%	(118)	(0.4)%
Base	—	—	—	—
-100 bp	(1,322)	(4.2)%	(1,468)	(4.4)%
-200 bp	(2,376)	(7.6)%	(2,622)	(7.9)%

As shown above, at June 30, 2011, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $0.4 million or 1.2%. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $2.4 million or 7.6%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

During the first six months of 2011, Baylake Bank lengthened slightly the duration of its liabilities by issuing longer term brokered deposits. This effort has contributed to moderation of the liability sensitivity that was present at December 31, 2010.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

The mortgage-backed securities in which we invest are subject to several types of risk.

Mortgage-backed securities are securities that evidence interests in, or are secured by, a single mortgage loan or a pool of mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities’ market as a whole. Most mortgage-backed securities are issued by agencies of the United States government, however some mortgage-backed securities are issued by investment banks, and while the loans that are pooled to create the security carry government agency guarantees, the securities themselves are not insured or guaranteed by the United States government. Approximately 73% or $116.5 million of the mortgage-backed securities outstanding at June 30, 2011 were agency mortgage-backed securities which are guaranteed by the United States government. Non-agency mortgage-backed securities comprised approximately 27% or $43.1 million of the outstanding mortgage-backed securities at June 30, 2011. Finally, mortgage-backed securities are also subject to geographic risk, when the mortgages underlying the securities are concentrated in one or more geographic areas. This risk is managed by monitoring the geographic dispersion of the underlying loans in each security. As of June 30, 2011, the highest concentration of loans issued in any state was issued in California and those loans represented approximately 19.6% of the total amount invested in mortgage-backed securities.

Although we generally invest only in mortgage-backed securities collateralized by residential loans, the value of such securities can be negatively impacted by any dislocation in the mortgage-backed securities market in general. The mortgage-backed securities market has recently suffered from a severe dislocation created by mortgage pools that included sub-prime mortgages secured by residential real estate.

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010. Other than as described above, there have been no material changes to the risk factors since then.

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

BAYLAKE CORP.

Date:	August 9, 2011	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	August 9, 2011	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer

