Form 10-Q
period 2011-09-30
BAYLAKE CORP
filed 2011-11-09
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

          (Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐ No ☒

Number of outstanding shares of common stock, $5.00 par value per share, as of November 9, 2011 was 7,911,539 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2011 (Unaudited) and December 31, 2010
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from financial institutions	$93,576	$54,555
Federal funds sold	—	1
Cash and cash equivalents	93,576	54,556
Securities available for sale	239,683	266,760
Loans held for sale	2,142	6,400
Loans, net of allowance of $12,857 and $11,502 at September 30, 2011 and December 31, 2010, respectively	623,937	618,389
Cash surrender value of life insurance	22,966	24,472
Premises and equipment, net	23,088	23,604
Federal Home Loan Bank stock	6,792	6,792
Foreclosed properties, net	10,662	15,952
Goodwill	6,641	6,641
Deferred income taxes	7,096	9,202
Accrued interest receivable	3,441	4,165
Other assets	11,929	15,520
Total Assets	$1,051,953	$1,052,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$107,277	$84,552
Interest-bearing	751,067	768,014
Total Deposits	858,344	852,566

Federal Home Loan Bank advances	55,000	70,000
Repurchase agreements	20,463	19,236
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	9,450
Accrued expenses and other liabilities	9,042	8,034
Total Liabilities	968,399	975,386

Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,132,552 shares at September 30, 2011 and December 31, 2010; Outstanding-7,911,539 shares at September 30, 2011 and December 31, 2010	40,662	40,662
Additional paid-in capital	12,039	11,980
Retained earnings	29,688	26,965
Treasury stock (221,013 shares at September 30, 2011 and December 31, 2010)	(3,549)	(3,549)
Accumulated other comprehensive income	4,714	1,009
Total Stockholders’ Equity	83,554	77,067
Total Liabilities and Stockholders’ Equity	$1,051,953	$1,052,453

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and nine months ended September 30, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,278	$8,872	$24,998	$26,897
Taxable securities	1,747	1,983	5,376	6,007
Tax exempt securities	375	382	1,129	1,119
Federal funds sold	51	28	90	81
Total Interest and Dividend Income	10,451	11,265	31,593	34,104

INTEREST EXPENSE
Deposits	1,749	2,248	5,577	7,567
Repurchase agreements	23	16	65	78
Federal Home Loan Bank advances and other debt	261	484	833	1,539
Subordinated debentures	66	77	200	209
Convertible promissory notes	245	245	735	615
Total Interest Expense	2,344	3,070	7,410	10,008
Net interest income	8,107	8,195	24,183	24,096
Provision for loan losses	1,200	4,550	4,450	6,850
Net interest income after provision for loan losses	6,907	3,645	19,733	17,246

NONINTEREST INCOME
Fees from fiduciary activities	217	214	720	714
Fees from loan servicing	139	123	552	397
Fees for other services to customers	1,260	1,320	3,726	3,797
Net gain on sale of loans	208	324	805	725
Net gain (loss) in mortgage servicing rights	(111)	(12)	(225)	26
Net gain on sale of securities	267	973	392	1,406
Net loss on sale of premises and equipment	(1)	(81)	(3)	(83)
Increase in cash surrender value of life insurance	102	205	353	271
Income in equity of UFS subsidiary	199	185	631	423
Other income/(expense)	(174)	16	190	75
Total Noninterest Income	2,106	3,267	7,141	7,751

NONINTEREST EXPENSE
Salaries and employee benefits	4,067	4,207	12,681	12,156
Occupancy expense	551	584	1,731	1,782
Equipment expense	304	287	891	961
Data processing and courier	210	221	621	662
FDIC insurance expense	571	697	1,861	1,938
Operation of other real estate	108	894	1,875	1,837
Provision for impairment of standby letters of credit	117	—	131	87
Loan and collection expense	139	155	470	492
Other outside services	166	208	488	541
Other operating expenses	975	985	3,028	2,987
Total Noninterest Expense	7,208	8,238	23,777	23,443
Income before provision for (benefit from)income taxes	1,805	(1,326)	3,097	1,554
Provision for (benefit from) income taxes	508	(814)	374	(101)
Net Income (loss)	$1,297	$(512)	$2,723	$1,655

Basic earnings (loss) per share	$0.16	$(0.06)	$0.34	$0.21
Diluted earnings (loss) per share	$0.16	$(0.06)	$0.34	$0.21

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE
INCOME (Unaudited)
Nine months ended September 30, 2011
(Dollar amounts in thousands, except share data)

			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance, January 1, 2011	7,911,539	$40,662	$11,980	$26,965	$(3,549)	$1,009	$77,067
Net income for the period	—	—	—	2,723	—	—	2,723
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	6,516	6,516
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(392)	(392)
Tax effect	—	—	—	—	—	(2,419)	(2,419)
Total comprehensive income	—	—	—	—	—	—	6,428
Stock-based compensation expense	—	—	59	—	—	—	59

Balance, September 30, 2011	7,911,539	$40,662	$12,039	$29,688	$(3,549)	$4,714	$83,554

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2011 and 2010
(Dollar amounts in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$2,723	$1,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	986	997
Amortization of debt issuance costs	26	39
Amortization of core deposit intangible	—	25
Goodwill on UFS option exercise	—	191
Provision for losses on loans	4,450	6,850
Provision for impairment of letters of credit	131	51
Net amortization of premium/discount on securities	1,754	1,056
Increase in cash surrender value of life insurance	(353)	(271)
Net gain on life insurance death benefit	(297)	—
Net realized gain on sale of securities	(392)	(1,406)
Net gain on sale of loans	(805)	(725)
Proceeds from sale of loans held for sale	52,313	46,580
Origination of loans held for sale	(47,367)	(47,817)
Net change in valuation of mortgage servicing rights	225	(26)
Provision for valuation allowance on foreclosed properties	1,517	1,374
Net (gain) loss on sale of premises and equipment	(7)	83
Net loss on sale of land held for sale	10	—
Net gain on disposals of foreclosed properties	(198)	(39)
Benefit for deferred income tax expense	(313)	(1,030)
Stock-based compensation expense	59	—
Income in equity of UFS subsidiary	(631)	(423)
Changes in assets and liabilities:
Accrued interest receivable and other assets	5,802	2,883
Payment to reduce LOC valuation allowance	(232)	(2,980)
Accrued expenses and other liabilities	1,109	944
Net cash flows provided by operating activities	20,510	8,011
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	25,696	53,779
Principal payments on securities available for sale	46,284	58,082
Purchase of securities available for sale	(40,141)	(155,651)
Proceeds from sale of foreclosed properties	6,798	1,560
Proceeds from sale of premises and equipment	11	—
Proceeds from sale of land held for sale	308	—
Loan originations and payments, net	(12,825)	11,992
Additions to premises and equipment	(474)	(936)

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2011 and 2010
(Dollar amounts in thousands)

	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES (continued)
Proceeds from life insurance surrender	$1,698	$—
Proceeds from life insurance death benefit	457	59
Rabbi Trust initial funding	(1,626)	—
Net change in federal funds sold	1	—
Dividend from UFS Subsidiary	319	144
Net cash provided by (used in) investing activities	26,506	(30,971)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	5,778	13,725
Net change in federal funds purchased and repurchase agreements	1,227	1,349
Proceeds from Federal Home Loan Bank advances	—	40,000
Repayments on Federal Home Loan Bank advances	(15,000)	(55,000)
Debt offering costs paid	—	(6)
Proceeds from issuance of convertible promissory notes	—	4,100
Net cash provided by (used in) financing activities	(7,995)	4,168
Net change in cash and cash equivalents	39,021	(18,792)

Beginning cash	54,555	86,526
Ending cash	$93,576	$67,734
Supplemental cash flow information:
Interest paid	$7,363	$10,415
Income taxes refunded, net	2,526	1,704
Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$2,827	$3,398
Mortgage servicing rights resulting from sale of loans	117	83

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

1.

The accompanying interim consolidated financial statements should be read in conjunction with our 2010 Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the nine month periods ending September 30, 2011 and 2010. The consolidated results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the entire year. We have evaluated all subsequent events through November 9, 2011, the date the interim consolidated financial statements were issued.

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

EARNINGS (LOSS) PER SHARE
(Dollar amounts in thousands, excluding per share data)

	Three months ended September 30,			Nine months ended September 30,
	2011		2010	2011		2010
(Numerator):
Net income (loss)	$1,297		$(512)	$2,723		$1,655
(Denominator):
Weighted average number of common shares outstanding-basic	7,911,539		7,911,539	7,911,539		7,911,539
Dilutive effect of stock options	—	(1)	— (1)	—	(1)	—	(1)
Dilutive effect of convertible promissory notes	—	(2)	— (2)	—	(2)	—	(2)
Dilutive effect of restricted stock units	5,215		—	3,500		—
Weighted average number of common shares outstanding-diluted	7,916,754		7,911,539	7,915,039		7,911,539
Basic Earnings (Loss) Per Share	$0.16		$(0.06)	$0.34		$0.21
Diluted Earnings (Loss) Per Share	$0.16		$(0.06)	$0.34		$0.21

(1)

At September 30, 2011 and 2010, there were 112,400 and 49,628 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2)

At September 30, 2011 and 2010, we had $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. On October 1, 2014, one-half of the original principal amount of the Convertible Notes is mandatorily convertible at the conversion ratio if conversion has not occurred. The mandatorily convertible principal of the Convertible Notes represents 945,000 shares, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive. The remaining half of the principal amount of Convertible Notes is convertible into an additional 945,000 common shares at the discretion of the respective holders. These shares have not been included because of their anti-dilutive effect, if converted.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

4.	Recent Accounting Pronouncements

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total number for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In October 2011, the FASB deferred the effective date of the amendment. No effective date has been established. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operations or liquidity.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operations or liquidity.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

The fair value of foreclosed properties is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information. Foreclosed properties are carried at the lower of amortized cost at date of transfer or fair value less estimated costs to sell (Level 3 inputs).

The fair value of loans held for sale is based on quoted market prices (Level 2 inputs).

The fair value of impaired loans is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated costs to sell. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceeds the investments in such loans. Impaired loans are carried at the lower of amortized cost or fair value (Level 3 inputs).

ASSETS MEASURED ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$20,858	$—	$20,858	$—
Mortgage-backed securities	142,593	—	142,593	—
Asset-backed securities	5,125	—	5,125	—
Obligations of states and political subdivisions	56,461	—	56,461	—
Private placement and corporate bonds	12,378	—	12,378	—
Other securities	2,268	—	2,268	—
Total securities available for sale	239,683	—	239,683	—
Mortgage servicing rights	638	—	638	—
Loans held for sale	2,180	—	2,180	—
Total	$242,501	$—	$242,501	$—

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$33,753	$—	$33,753	$—
Mortgage-backed securities	159,646	—	159,646	—
Asset-backed securities	5,536	—	5,536	—
Obligations of states and political subdivisions	52,853	—	52,853	—
Private placement and corporate bonds	12,537	—	12,537	—
Other securities	2,435	—	2,435	—
Total securities available for sale	266,760	—	266,760	—
Mortgage servicing rights	746	—	746	—
Loans held for sale	6,488	—	6,488
Total	$273,994	$—	$273,994	$—

ASSETS MEASURED ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,183	$—	$—	$14,183
Foreclosed properties	10,662	—	—	10,662
Total	$24,845	$—	$—	$24,845

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,676	$—	$—	$7,676
Foreclosed properties	15,952	—	—	15,952
Total	$23,628	$—	$—	$23,628

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

	(Dollar amounts in thousands)
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$93,576	$93,576	$54,555	$54,555
Federal funds sold	—	—	1	1
Securities available for sale	239,683	239,683	266,760	266,760
Loans held for sale	2,142	2,180	6,400	6,488
Loans, net	623,937	627,942	618,389	622,273
Cash value of life insurance	22,966	22,966	24,472	24,472
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	3,441	3,441	4,165	4,165
FINANCIAL LIABILITIES
Deposits	$858,344	$859,703	$852,566	$854,598
Repurchase agreements	20,463	20,463	19,236	19,236
Federal Home Loan Bank advances	55,000	55,000	70,000	71,525
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,630	9,450	9,224
Accrued interest payable	1,286	1,286	1,239	1,239

Off-balance sheet credit related items:
Letters of credit	$635	$635	$737	$737

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
September 30, 2011

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

(n) Off Balance Sheet Credit Related Items-Letters of Credit

The carrying amount of the off balance sheet letters of credit approximates fair value based on management’s evaluation of the factors affecting the letters of credit.

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$20,858	$151	$—
Obligations of states and political subdivisions	56,461	3,683	—
Mortgage-backed securities	142,593	5,111	(1,138)
Asset-backed securities	5,125	135	(483)
Private placement and corporate bonds	12,378	332	—
Other securities	2,268	—	—
Totals	$239,683	$9,412	$(1,621)

	December 31, 2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$33,753	$80	$(35)
Obligations of states and political subdivisions	52,853	863	(284)
Mortgage-backed securities	159,646	2,074	(866)
Asset-backed securities	5,536	175	(841)
Private placement and corporate bonds	12,537	534	(33)
Other securities	2,435	—	—
Totals	$266,760	$3,726	$(2,059)

At September 30, 2011 and December 31, 2010, the mortgage-backed securities portfolio was $142.6 million, (59.5%) and $159.6 million, (59.8%), respectively, of the investment portfolios. Approximately 10.3%, or $14.6 million, of the mortgage-backed securities outstanding at September 30, 2011 were issued and guaranteed by the Government National Mortgage Association (GNMA) or the United States Department of Veterans Affairs (VA); agencies of the United States government. An additional 66.7%, or $94.9 million, of the mortgage-backed securities outstanding at September 30, 2011 were issued by either Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with agency-backed securities, but only comprised approximately 23%, or $33.0 million, of the outstanding mortgage-backed securities at September 30, 2011. We evaluate these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	29,668	(668)	4,296	(470)	33,964	(1,138)
Asset-backed securities	—	—	3,788	(483)	3,788	(483)
Total temporarily impaired	$29,668	$(668)	$8,084	$(953)	$37,752	$(1,621)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$4,960	$(35)	$—	$—	$4,960	$(35)
Obligations of states and political subdivisions	15,177	(284)	—	—	15,177	(284)
Mortgage-backed securities	53,582	(838)	5,500	(28)	59,082	(866)
Asset-backed securities	3,889	(841)	—	—	3,889	(841)
Private placement and corporate bonds	—	—	4,967	(33)	4,967	(33)
Total temporarily impaired	$77,608	$(1,998)	$10,467	$(61)	$88,075	$(2,059)

At September 30, 2011, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprises one security. The asset-backed securities category with continuous unrealized losses for twelve months or more comprises two securities.

At December 31, 2010, the mortgage-backed securities category with continuous unrealized losses for twelve months or more and the private placement and corporate bond category with continuous unrealized losses for twelve months or more each comprise one security.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers is assessed. Adjustments to market value that are considered temporary are recorded as a separate component of other comprehensive income, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the statement of operations. Unrealized losses other than credit losses will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in the results of operations because the unrealized loss was not deemed other-than-temporary. Management has determined that it is not more likely than not that we will be required to sell the debt securities before their anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

7.	Loans

            Loans held for investment are summarized as follows (dollar amounts in thousands):

	September 30, 2011	December 31, 2010

Real Estate-Commercial	$329,253	$344,263
Real Estate-Residential	137,085	129,449
Real Estate-Construction	54,999	55,467
Commercial Loans	91,083	73,928
Consumer Loans	8,869	10,225
Obligations of States and Political Subdivisions	15,909	16,892
Gross Loans	637,198	630,224
Less: Deferred Origination Fees, net of costs	(404)	(333)
Less: Allowance for Loan Losses	(12,857)	(11,502)
Total	$623,937	$618,389

Loans having a carrying value of $95,330 and $86,744 are pledged as collateral for borrowings from the Federal Home Loan Bank at September 30, 2011 and December 31, 2010, respectively.

A summary of the activity in the allowance for loan losses by class of loan is as follows (dollar amounts in thousands):

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Balance January 1, 2011	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502

Charge-offs	(373)	(1,407)	(856)	(476)	(213)	—	—	(3,325)

Recoveries	59	9	78	38	46	—	—	230

Provision	457	1,888	1,213	363	146	—	383	4,450

Balance September 30, 2011	$1,567	$2,593	$6,790	$1,114	$370	$—	$423	$12,857
Ending balance individually evaluated for impairment	$178	$536	$1,773	$43	$149	$—	$—	$2,679
Ending balance collectively evaluated for impairment	$1,389	$2,057	$5,017	$1,071	$221	$—	$423	$10,178

Loans:
Balance September 30, 2011	$54,999	$137,085	$328,868	$91,064	$8,869	$15,909	$—	$636,794

ALL	(1,567)	(2,593)	(6,790)	(1,114)	(370)	—	(423)	(12,857)

Recorded investment	$53,432	$134,492	$322,078	$89,950	$8,499	$15,909	$(423)	$623,937
Ending balance individually evaluated for impairment	$2,675	$2,067	$9,080	$361	$—	$—	$—	$14,183
Ending balance collectively evaluated for impairment	$50,757	$132,425	$312,998	$89,589	$8,499	$15,909	$(423)	$609,754

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total
Allowance for Loan Losses:

Balance January 1, 2010	$1,184	$1,452	$4,558	$1,497	$375	$—	$534	$9,600

Charge-offs	(1,837)	(156)	(5,443)	(1,030)	(123)	—	—	(8,589)

Recoveries	5	206	1,316	1,553	61	—	—	3,141

Provision	2,072	601	5,924	(831)	78	—	(494)	7,350

Balance, December 31, 2010	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502
Ending balance individually evaluated for impairment	$168	$717	$1,236	$528	$189	$—	$—	$2,838
Ending balance collectively evaluated for impairment	$1,256	$1,386	$5,119	$661	$202	$—	$40	$8,664

Loans:

Balance December 31, 2010	$55,467	$129,448	$343,955	$73,904	$10,225	$16,892	$—	$629,891

ALL	(1,424)	(2,103)	(6,355)	(1,189)	(391)	—	(40)	(11,502)

Recorded investment	$54,043	$127,345	$337,600	$72,715	$9,834	$16,892	$(40)	$618,389
Ending balance individually evaluated for impairment	$3,959	$4,178	$23,883	$1,174	$7	$—	$—	$33,201
Ending balance collectively evaluated for impairment	$50,084	$123,167	$313,717	$71,541	$9,827	$16,892	$(40)	$585,188

A summary of past due loans at September 30, 2011 and December 31, 2010 is as follows (dollar amounts in thousands):

	September 30, 2011
	30-89 Days Past Due (accruing)	90 Days & Over or on non-accrual	Total

Construction	$833	$5,221	$6,054
Real estate – mortgage	941	4,252	5,193
Real estate – commercial	781	13,955	14,736
Commercial	91	722	813
Consumer	141	164	305
Municipal	—	—	—

Total	$2,787	$24,314	$27,101

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Credit Quality: We utilize a risk grading matrix on each of our commercial loans. Loans are graded on a scale of 1 to 7. A description of the loan grades is as follows:

0001 - Excellent Risk. Borrowers of highest quality and character. Almost no loss probability. Balance sheets are very strong with superior liquidity, excellent debt capacity and low leverage. Cash flow trends are positive and stable.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Below is a breakdown of loans by risk grading as of September 30, 2011 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007	Total

Commercial Loans	$82,520	$5,010	$988	$2,565	$91,083
Real Estate - Commercial	246,463	35,502	8,454	38,834	329,253
Real Estate - Construction	38,609	6,352	3,333	6,705	54,999
	367,592	46,864	12,775	48,104	475,335
Real Estate - Residential	129,448	481	789	6,367	137,085
Consumer Loans	8,709	—	—	160	8,869
Obligations of States and Political Subdivisions	15,909	—	—	—	15,909
	154,066	481	789	6,527	161,863
	$521,658	$47,345	$13,564	$54,631	637,198
Deferred Origination Fees, net of costs					(404)
Total					$636,794

Below is a breakdown of loss by risk grading as of December 31, 2010 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007	Total

Commercial Loans	$61,733	$5,964	$3,590	$2,641	$73,928
Real Estate – Commercial	240,368	33,604	35,763	34,528	344,263
Real Estate – Construction	37,990	6,587	5,308	5,582	55,467
	340,091	46,155	44,661	42,751	473,658
Real Estate - Residential	120,529	715	1,846	6,359	129,449
Consumer Loans	9,985	—	—	240	10,225
Obligations of States and Political Subdivisions	16,892	—	—	—	16,892
	147,406	715	1,846	6,599	156,566
	$487,497	$46,870	$46,507	$49,350	630,224
Deferred Origination Fees, net of costs					(333)
Total					$629,891

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

8.	Allowance For Loan Losses (“ALL”)

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

Changes in the ALL were as follows (dollar amounts in thousands):

ALLOWANCE FOR LOAN LOSSES

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$12,660	$11,455	$11,502	$9,600
Provision for loan losses	1,200	4,550	4,450	6,850
Charge-offs	(1,040)	(3,932)	(3,325)	(6,170)
Recoveries	37	1,153	230	2,946
Balance at end of period	$12,857	$13,226	$12,857	$13,226

Net charge-offs	$(1,003)	$(2,779)	$(3,095)	$(3,224)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

September 30, 2011	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$2,675	$2,067	$9,080	$361	$—	$—	$—	$14,183
Unpaid principal balance	2,853	2,603	10,853	404	149	—	—	16,862
Related allowance	178	536	1,773	43	149	—	—	2,679

With no related allowance recorded:
Recorded investment	$2,369	$3,080	$21,753	$695	$15	$—	$—	$27,912
Unpaid principal balance	2,369	3,080	21,753	695	15	—	—	27,912
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$5,044	$5,147	$30,833	$1,056	$15	$—	$—	$42,095
Unpaid principal balance	5,222	5,683	32,606	1,099	164	—	—	44,774
Related allowance	178	536	1,773	43	149	—	—	2,679

Average recorded investment during quarter	$5,123	$4,738	$28,901	$1,003	$18	$—	$—	$39,783

Interest income recognized while impaired	$—	$27	$631	$24	$—	$—	$—	$682

December 31, 2010	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$288	$3,097	$4,174	$110	$7	$—	$—	$7,676
Unpaid principal balance	456	3,814	5,410	638	196	—	—	10,514
Related allowance	168	717	1,236	528	189	—	—	2,838

With no related allowance recorded:
Recorded investment	$3,559	$1,125	$13,637	$695	$60	$—	$—	$19,076
Unpaid principal balance	3,559	1,125	13,637	695	60	—	—	19,076
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$3,847	$4,222	$17,811	$805	$67	$—	$—	$26,752
Unpaid principal balance	4,015	4,939	19,047	1,333	256	—	—	29,590
Related allowance	168	717	1,236	528	189	—	—	2,838

Average recorded investment during quarter	$4,100	$2,885	$7,113	$426	$51	$—	$—	$14,575

Interest income recognized while impaired	$3	$—	$2	$—	$—	$—	$—	$5

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans	$19,027	$16,759	$17,027	$15,877	$18,339
Loans restructured in a troubled debt restructuring, non-accrual	5,287	5,288	165	623	586
Total nonperforming loans (“NPLs”)	$24,314	$22,047	$17,192	$16,500	$18,925

Restructured loans, accruing	$20,461	$18,559	$22,777	$13,090	$11,416

9.	Foreclosed Properties, Net

Foreclosed properties are summarized as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2011	2010

Beginning balance	$19,934	$17,768
Transfer of net realizable value to foreclosed properties	2,827	3,398
Sale proceeds, net	(6,798)	(1,560)
Net gain from sale of foreclosed properties	198	39
Valuation allowance related to properties disposed	(2,776)	(566)
Total foreclosed properties	13,385	19,079
Valuation allowance for losses	(2,723)	(3,581)
Total foreclosed properties, net	$10,662	$15,498

Changes in the valuation allowance for losses on foreclosed properties were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2011	2010

Beginning balance	$3,982	$2,773
Provision charged to operations	1,517	1,374
Amounts related to properties disposed	(2,776)	(566)
Balance at end of period	$2,723	$3,581

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

10.	Income Taxes

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

We regularly review the carrying amount of our deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of our deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as management’s expectations of future performance. At September 30, 2011 and December 31, 2010, we determined that no valuation allowance was required to be taken against our deferred income tax asset other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

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

During the second quarter of 2011, the IRS began an audit of our 2009 federal income tax return primarily due to our net operating loss carry back claim. As of September 30, 2011, the audit is on-going and we anticipate this audit may not be concluded until early 2012.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

Changes in the deferred income tax balances were as follows (dollar amounts in thousands):

Deferred income taxes – Available for sale securities

	For the nine months ended September 30,
	2011	2010

Balances at beginning of period	$(659)	$333
Net change during period	(2,419)	(2,415)
Balances at end of period	$(3,078)	$(2,082)

Deferred income taxes – Other than available for sale securities

	For the nine months ended September 30,
	2011	2010

Balances at beginning of period	$9,861	$8,523
Net change during period	313	1,030
Balances at end of period	$10,174	$9,553

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

11.	Equity Investment

Baylake Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, we and UFS have a common member on each of our respective Board of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier employment agreement with one of its key employees that provided the individual the option to purchase up to 20%, or 240 shares, of the authorized UFS common stock. The option price was $1,000 per share, less dividends or distributions to owners. During 2007, options for 120 shares were exercised by the key employee. The remaining options were exercised in 2010. The carrying value of our investment in UFS was $4.2 million and $3.9 million at September 30, 2011 and December 31, 2010, respectively. The current book value of UFS is approximately $8,478 per share.

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

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$722	$679	$746	$609
Additions from loans sold with servicing retained	28	51	117	83
Changes in valuation	(74)	32	(73)	127
Loan payments and payoffs	(38)	(44)	(152)	(101)
Fair value of MSRs at the end of period	$638	$718	$638	$718

Unpaid principal balance of loans serviced for others were $81,457 and $75,923 at September 30, 2011 and September 30, 2010, respectively.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

(Dollar amounts in thousands)

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Total

Accruing

December 31, 2010	$—	$44	$12,661	$386	$—	$—	$13,091

Principal payments	—	(2)	(246)	(9)	—	—	(257)
Charge-offs	—	—	(174)	(160)	—	—	(334)
Advances	—	—	40	—	—	—	40
New restructured	—	1,391	11,653	—	—	—	13,044
Class transfers	—	—	(160)	160	—	—	—
Transfers between nonaccrual	—	—	(5,123)	—	—	—	(5,123)
September 30, 2011	$—	$1,433	$18,651	$377	$—	$—	$20,461

Nonaccrual

December 31, 2010	$—	$—	$586	$18	$20	$—	$624

Principal payments	—	—	(295)	(2)	—	—	(297)
Charge-offs	—	—	(172)	—	—	—	(172)
Advances	—	—	9	—	—	—	9
New Restructured	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers between accruing	—	—	5,123	—	—	—	5,123
September 30, 2011	$—	$—	$5,251	$16	$20	$—	$5,287

Totals
December 31, 2010	$—	$44	$13,247	$404	$20	$—	$13,715

Principal payments	—	(2)	(541)	(11)	—	—	(554)
Charge-offs	—	—	(346)	(160)	—	—	(506)
Advances	—	—	49	—	—	—	49
New Restructured	—	1,391	11,653	—	—	—	13,044
Class transfers	—	—	(160)	160	—	—	—
Transfers between accruing	—	—	—	—	—	—	—
September 30, 2011	$—	$1,433	$23,902	$393	$20	$—	$25,748

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

A summary of troubled debt restructurings as of September 30, 2011 and December 31, 2010 is as follows (dollar amounts in thousands):

	September 30, 2011		December 31, 2010
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	3	1,433	1	44
Real estate – commercial	22	23,902	19	13,247
Commercial	2	393	2	404
Consumer	1	20	1	20
Municipal	—	—	—	—
Total	28	$25,748	23	$13,715

15.	Supervisory Agreement

On December 23, 2010, we and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank and the Wisconsin Department of Financial Institutions (“WDFI”). Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to: (i) further reduce the Bank’s concentration of commercial real estate loans; (ii) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $0.5 million which are now or in the future become past due more than 90 days, are on the Bank’s problem loan list, or are adversely classified in any report of examination of the Bank; (iii) review and revise, as appropriate, the Bank’s current policy for determining, documenting and recording an adequate allowance for loan losses and maintain sound processes for compliance with the same; and (iv) improve the Bank’s earnings and overall condition.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

As of the date of this filing, we and the Bank have complied with all terms of the Written Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are a Wisconsin corporation that is registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our wholly-owned banking subsidiary, Baylake Bank, is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services to its business, retail, and municipal customers, as well as a full range of trust, investment and cash management services. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank of Chicago.

The following sets forth management’s discussion and analysis of our consolidated financial condition at September 30, 2011 and December 31, 2010 and our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) into law. This legislation makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the legislation on us and Baylake Bank cannot yet be determined, this legislation is generally perceived as negatively impacting the banking industry. This legislation may result in higher compliance and other costs, reduced revenues and higher capital and liquidity requirements, among other things, which could adversely affect our business and the business of the Bank.

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

Foreclosed Properties: Foreclosed properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of carrying cost or fair value less estimated costs to sell, establishing a new cost basis. Fair value is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

Income Taxes: The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the deferred income tax assets on our September 30, 2011 balance sheet are recoverable, and the deferred income tax liabilities are adequate and fairly stated in the consolidated financial statements.

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2010, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under generally accepted accounting principles and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2010, our valuation exceeded our carrying value by a range of 22% to 33%. As of September 30, 2011, there are no conditions that would require us to reevaluate goodwill impairment.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and nine month periods ended September 30, 2011 and 2010.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income (loss), as reported	$1,297	$(512)	$2,723	$1,655
Earnings (loss) per share-basic, as reported	$0.16	$(0.06)	$0.34	$0.21
Earnings (loss) per share-diluted, as reported	$0.16	$(0.06)	$0.34	$0.21
Cash dividends declared	$—	$—	$—	$—

Return on average assets	0.49%	(0.19%)	0.35%	0.21%
Return on average equity	6.25%	(2.54%)	4.55%	2.85%
Efficiency ratio (1)	70.60%	75.96%	74.94%	74.88%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains and net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $1.3 million for the three months ended September 30, 2011 increased from a net loss of $0.5 million for the comparable period in 2010. Net interest income decreased $0.1 million for the quarter ended September 30, 2011 versus the comparable quarter last year, resulting from a $0.8 million reduction in interest income partially offset by a $0.7 million reduction in interest expense. A PFLL of $1.2 million was charged to operations for the third quarter of 2011, which is $3.4 million lower than the $4.6 million PFLL taken during the comparable quarter of 2010. Noninterest income decreased by $1.2 million in the third quarter of 2011 versus the comparable quarter of 2010, which was partially offset by a $1.0 million decrease in noninterest expense between the periods.

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

Net interest income on a tax-equivalent basis was $8.4 million for the three months ended September 30, 2011 compared to $8.5 million for the same period in 2010. The decrease for the third quarter of 2011 resulted primarily from a decrease in interest income on loans attributable to both a decline in interest rates and a reduction in average loan balances, partially offset by a decrease in funding costs on interest-bearing liabilities. Positively impacting net interest income was an $11.0 million increase in average noninterest-bearing demand deposits, from $92.3 million during the third quarter of 2010 to $103.3 million for the comparable period in 2011.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread decreased 7 bps to 3.36% for the third quarter of 2011 compared to the same period in 2010, resulting primarily from a 38 bps decrease in the yield on earning assets from 4.83% to 4.45%, partially offset by a 31 bps decrease in the cost of interest-bearing liabilities from 1.40% to 1.09%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the third quarter of 2011 was 3.48%, down 7 bps from 3.55% for the comparable period in 2010.

For the three months ended September 30, 2011, average interest-earning assets increased $7.3 million from the same period in 2010. Increases in average federal funds sold and interest bearing due from financial institutions balances of $43.8 million (116.2%) and in tax exempt securities of $1.9 million (4.5%) were partially offset by a $10.4 million (1.6%) decrease in loans and a $28.0 million decrease (12.0%) in taxable securities.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$625,684	$8,348	5.29%	$636,067	$8,949	5.58%
Taxable securities	205,932	1,747	3.39%	233,941	1,983	3.39%
Tax exempt securities [1]	42,765	568	5.31%	40,909	579	5.66%
Federal funds sold and interest-bearing due from financial institutions	81,582	51	0.25%	37,742	28	0.30%
Total earning assets	955,963	10,714	4.45%	948,659	11,539	4.83%
Noninterest earning assets	93,758			102,880
Total Assets	$1,049,721			$1,051,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$745,786	$1,749	0.93%	$744,803	$2,248	1.20%
Customer repurchase agreements	28,499	23	0.32%	25,462	16	0.25%
Federal Home Loan Bank advances	55,000	261	1.88%	74,565	484	2.57%
Convertible promissory notes	9,450	245	10.37%	9,450	245	10.29%
Subordinated debentures	16,100	66	1.63%	16,100	77	1.90%
Total interest-bearing liabilities	854,835	2,344	1.09%	870,380	3,070	1.40%
Demand deposits	103,330			92,273
Accrued expenses and other liabilities	9,158			8,753
Stockholders’ equity	82,398			80,133
Total liabilities and stockholders’ equity	$1,049,721			$1,051,539
Net Interest Income		$8,370			$8,469
Interest rate spread (3)			3.36%			3.43%
Net interest margin (4)			3.48%			3.55%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(2)	The average loan balances and rates include nonaccrual loans.

(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

Net income of $2.7 million for the nine months ended September 30, 2011 increased from net income of $1.7 million for the comparable period in 2010. Net interest income increased $0.1 million for the nine months ended September 30, 2011 versus the comparable period last year resulting from a $2.6 million reduction in interest expense partially offset by a $2.5 million reduction in interest income. A PFLL of $4.5 million was charged to operations for the nine months ended September 30, 2011, which is $2.4 million lower than the $6.9 million PFLL taken during the comparable period of 2010. Noninterest income decreased $0.6 million, and noninterest expense increased $0.3 million in the nine months of 2011 compared to the similar period in 2010. Income tax expense increased $0.5 million. Refer to the “Net Interest Income,” “Provision for Loan Losses,” “Noninterest Expense” and “Noninterest Income” sections below for additional details.

Interest rate spread decreased 1 bps to 3.45% for the nine months ended September 30, 2011 compared to the same period in 2010, resulting primarily from a 38 bps decrease in the cost of interest-bearing liabilities from 1.54% to 1.16%, offset by a 39 bps decrease in the yield on interest-bearing assets from 5.00% to 4.61%.

Net interest income on a tax-equivalent basis was $25.0 million for the nine months ended September 30, 2011 compared to $24.9 million for the same period in 2010. The increase in 2011 resulted primarily from a decrease in funding costs on liabilities attributable to both a decline in interest rates and a reduction in average interest-bearing liabilities, partially offset by a decrease in interest income on loans, due to both a decline in yields and a reduction in average loans. Contributing to the improved net interest income was a $13.0 million increase in average noninterest-bearing demand deposits, from $79.9 million during the third quarter of 2010 to $92.9 million for the comparable period in 2011.

For the nine months ended September 30, 2011, average interest-earning assets increased $6.3 million (0.7%) from the same period in 2010. Increases in average taxable securities of $17.8 million (8.8%), in tax exempt securities of $2.4 million (6.2%), and a $2.6 million (5.4%) increase in federal funds sold and interest-bearing due from bank balances were partially offset by a $16.5 million (2.6%) decrease in loans.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS
(Dollar amounts in thousands)

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$626,735	$25,210	5.38%	$643,197	$27,105	5.63%
Taxable securities	220,686	5,376	3.25%	202,879	6,007	3.95%
Tax exempt securities [1]	41,298	1,710	5.52%	38,891	1,695	5.81%
Federal funds sold and interest-bearing due from financial institutions	50,606	90	0.24%	48,034	81	0.23%
Total earning assets	939,325	32,386	4.61%	933,001	34,888	5.00%
Noninterest earning assets	96,793			104,213
Total Assets	$1,036,118			$1,037,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$742,163	$5,577	1.00%	$743,500	$7,567	1.36%
Short-term borrowings	—	—	—%	17	—	0.92%
Customer repurchase agreements	27,198	65	0.32%	25,433	78	0.41%
Federal Home Loan Bank advances	59,487	833	1.87%	77,857	1,539	2.64%
Convertible promissory notes	$9,450	$735	10.37%	$7,863	$615	10.31%
Subordinated debentures	16,100	200	1.65%	16,100	209	1.71%
Total interest-bearing liabilities	854,398	7,410	1.16%	870,770	10,008	1.54%
Demand deposits	92,890			79,944
Accrued expenses and other liabilities	8,860			8,902
Stockholders’ equity	79,970			77,598
Total liabilities and stockholders’ equity	$1,036,118			$1,037,214
Net Interest Income		$24,976			$24,880
Interest rate spread (3)			3.45%			3.46%
Net interest margin (4)			3.55%			3.56%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(2)	The average loan balances and rates include nonaccrual loans.

(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Increase (Decrease) due to (1)
	Volume	Rate	Net

Interest income:
Loans	$(617)	$16	$(601)
Taxable securities	(882)	646	(236)
Tax exempt securities	102	(113)	(11)
Federal funds sold and interest-bearing due from financial institutions	112	(89)	23
Total interest-earning assets	$(1,285)	$460	$(825)

Interest expense:
Total interest-bearing deposits	$40	$(540)	$(500)
Short term borrowings	—	—	—
Repurchase agreements	8	(1)	7
FHLB advances	(437)	214	(223)
Subordinated debentures	—	(10)	(10)
Long term debt	—	—	—
Total interest-bearing liabilities	$(389)	$(337)	$(726)

Net interest income	$(896)	$797	$(99)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.1% and 90.2% for the third quarter of 2011 and 2010, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Increase (Decrease) due to (1)
	Volume	Rate	Net

Interest income:
Loans	$(724)	$(1,171)	$(1,895)
Taxable securities	371	(1,002)	(631)
Tax exempt securities	102	(87)	15
Federal funds sold and interest-bearing due from financial institutions	4	5	9
Total interest-earning assets	$(247)	$(2,255)	$(2,502)

Interest expense:
Total interest-bearing deposits	$(151)	$(1,839)	$(1,990)
Short term borrowings	—	—	—
Repurchase agreements	5	(18)	(13)
FHLB advances	(316)	(390)	(706)
Subordinated debentures	—	(9)	(9)
Long term debt	120	—	120
Total interest-bearing liabilities	$(342)	$(2,256)	$(2,598)

Net interest income	$95	$1	$96

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 90.7% and 90.0% for the first nine months of 2011 and 2010, respectively.

Provision for Loan Losses:

The ALL consists of specific and general reserves. The PFLL is the cost of providing an allowance for probable and inherent losses in our loan portfolio. Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined by accounting guidance. Specific reserves are computed on non-homogeneous loans that are individually classified as impaired. Loans identified as impaired are evaluated for impairment using either the discounted expected cash flows or collateral value less estimated costs to sell. When the fair value of the collateral is less than amortized cost, a specific reserve is required. In addition to the specific reserves, a general reserve is computed on non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: (i) changes in the nature, volume and terms of loans, (ii) changes in lending personnel, (iii) changes in the quality of the loan review function, (iv) changes in nature and volume of past-due, nonaccrual and/or classified loans, (v) changes in concentration of credit risk, (vi) changes in economic and industry conditions, (vii) changes in legal and regulatory requirements, (viii) unemployment and inflation statistics, and (ix) changes in underlying collateral values. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

The PFLL for the quarter ended September 30, 2011 was $1.2 million compared to $4.6 million for the third quarter of 2010. New impairments of $0.4 million on loans not previously identified, with associated loan balances of $3.6 million, were recorded during the third quarter of 2011. Included in those amounts is an impairment of $0.2 million on a loan balance of $2.5 million for which we obtained updated collateral valuations during the quarter.

Net loan charge-offs for the third quarter of 2011 were $1.0 million. Net annualized charge-offs to average loans were 0.63% for the third quarter of 2011 compared to 1.73% for the same period in 2010. For the three months ended September 30, 2011, nonperforming loans increased by $2.3 million (10.3%) to $24.3 million from $22.0 million at June 30, 2011.

Net loan charge-offs for the first nine months of 2011 and 2010 were $3.1 million and $3.2 million, respectively. Net annualized charge-offs to average loans were 0.66% for the first nine months of 2011 compared to 0.67% for the same period in 2010. For the nine months ended September 30, 2011, nonperforming loans increased by $7.8 million (47.3%) to $24.3 million from $16.5 million at December 31, 2010. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to nonperforming loans. Our management believes that the ALL at September 30, 2011 and the related PFLL charged to earnings for the quarter and nine months ended September 30, 2011 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and nine month periods ended September 30, 2011 and 2010, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2011	September 30, 2010	% Change	September 30, 2011	September 30, 2010	% Change

Fees from fiduciary services	$217	$214	1.4%	$720	$714	0.8%
Fees from loan servicing	139	123	12.8%	552	397	39.2%
Service charges on deposit accounts	906	935	(3.1)%	2,549	2,615	(2.5)%
Other fee income	178	183	(2.6)%	511	553	(7.6)%
Financial services income	176	202	(12.7)%	666	629	5.8%
Net gains from sales of loans	208	324	(35.8)%	805	725	11.1%
Net gain (loss) in valuation of mortgage servicing rights	(111)	(12)	(819.9)%	(225)	26	(975.5)%
Net gains from sale of securities	267	973	(72.5)%	392	1,406	(72.1)%
Losses from sale of fixed assets	(1)	(81)	99.0%	(3)	(83)	96.0%
Increase in cash surrender value of life insurance	102	205	(50.4)%	353	271	30.6%
Equity in income of UFS subsidiary	199	185	7.6%	631	423	49.1%
Other income	(174)	16	(1179.0)%	190	75	153.9%
Total Noninterest Income	$2,106	$3,267	(35.5)%	$7,141	$7,751	(7.9)%

Noninterest income decreased $1.2 million (35.5%) for the three months ended September 30, 2011 versus the comparable period in 2010. This was primarily due to a decrease of $0.7 million on gains from the sale of securities, a $0.1 million reduction in gains on sale of loans due to reduced mortgage loan activity, a $0.1 million reduction in the valuation of mortgage servicing rights, an increase in the cash surrender value of life insurance that was $0.1 million lower in the third quarter of 2011 versus the comparable quarter of 2010, and a $0.2 million decrease due to reduced earnings on the investments maintained in the SERP.

Noninterest income decreased $0.6 million (7.9%) for the nine months ended September 30, 2011 versus the comparable period in 2010. This was primarily due to $1.0 million decrease in net gains from the sale of securities and a $0.2 million reduction in the valuation of mortgage servicing rights. This was partially offset by a $0.3 million increase in death benefit claims on an insurance policy in which the Bank was the beneficiary and a $0.2 million increase in the equity in income of our subsidiary, UFS.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and nine months ended September 30, 2011 and 2010, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2011	September 30, 2010	% Change	September 30, 2011	September 30, 2010	% Change
Salaries and employee benefits	$4,067	$4,207	(3.3)%	$12,681	$12,156	4.3%
Occupancy	551	584	(5.6)%	1,731	1,782	(2.9)%
Equipment	304	287	5.9%	891	961	(7.2)%
Data processing and courier	210	221	(5.0)%	621	662	(6.3)%
Operation of foreclosed properties	108	894	(87.9)%	1,875	1,837	2.1%
Business development & advertising	113	115	(2.3)%	420	446	(5.9)%
Charitable contributions	4	6	(32.6)%	40	52	(21.9)%
Stationery and supplies	112	129	(13.4)%	374	381	(1.8)%
Director fees	89	94	(6.0)%	287	279	3.0%
FDIC insurance expense	571	697	(18.1)%	1,861	1,938	(4.0)%
Legal and professional	219	178	22.8%	602	523	15.0%
Loan and collection	139	155	(10.0)%	470	492	(4.4)%
Other outside services	166	208	(20.6)%	488	541	(9.8)%
Provision for impairment of letter of credit	117	—	NM %	131	87	50.6%
Other operating	438	463	(5.1)%	1,305	1,306	(0.1)%
Total Noninterest Expense	$7,208	$8,238	(12.5)%	$23,777	$23,443	1.4%

Total noninterest expense decreased $1.0 million (12.5%) for the three months ended September 30, 2011 compared to the same period in 2010. The noninterest expense to average assets ratio was 2.7% for the three months ended September 30, 2011 compared to 3.1% for the same period in 2010.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was at 1.9% for the three months ended September 30, 2011 and September 30, 2010. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio improved to 70.6% for the three months ended September 30, 2011 from 76.0% for the comparable period last year. This is primarily due to a decrease of $1.0 million in noninterest expense, of which $0.8 million was related to the operation of foreclosed properties, a decrease of $0.1 million (3.3%) in salaries and benefits and a $0.1 million decrease in FDIC expense. Partially offsetting those decreases was a $0.1 million increase in impairment on a letter of credit.

Included in noninterest expense are FDIC insurance premiums of $0.6 million for the three months ended September 30, 2011 compared to $0.7 million for the same period a year ago. FDIC insurance premiums consist of two components, deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (“DIF”) of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. Baylake Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at between 12 bps and 45 bps. On November 12, 2009, the Board of Directors of the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In October 2010, the FDIC Board voted to eliminate a uniform 3 bps increase in assessment rates that was to be effective January 1, 2011. We were required to prepay approximately $6.7 million in premiums in December 2009, which premiums are being taken as a charge against our operations in the period for which they apply.

On February 7, 2011, the FDIC finalized the rule to change its assessment base from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Act. The new assessment base began in the second quarter of 2011, with the premium payable in September 2011. The result of the change has been a reduction in FDIC assessments.

Expenses related to the operation of foreclosed properties held for sale by the Bank increased $0.1 million to $1.9 million for the nine-month period ended September 30, 2011 compared to $1.8 million for the same period in 2010. The increase consists of a $0.1 million increase in write-downs due to the revaluation of properties held and a $0.1 million increase in net operating expenses, offset by a $0.1 million increase in the net gain on sale of foreclosed properties. We continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees. A majority of the properties have been revalued within the last nine months.

Salaries and employee benefits increased $0.5 million (4.3%) to $12.7 million for the nine months ended September 30, 2011 compared to $12.2 million for the nine months ended September 30, 2010. The number of full-time equivalent employees (FTEs) increased from 303 at September 30, 2010 to 305 at September 30, 2011. Contributing to the increase in salary expense of $0.5 million was the increase in FTEs, as well as cost of living adjustments to employee salaries and wages. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, increased $0.1 million due to increased activity and expenses related to deferred compensation plans increased $0.1 million due to increases in the returns on the investments within the plans.

Income Taxes:

We recorded an income tax expense of $0.5 million for the three months ended September 30, 2011 versus a tax benefit of $0.8 million for the same period in 2010. The increase in tax expense is primarily attributable to a $3.1 million year-over-year increase in pre-tax income.

We recorded an income tax expense of $0.4 million for the nine months ended September 30, 2011 versus a tax benefit of $0.1 million for the same period in 2010. The increase in tax expense is primarily attributable to a $1.5 million increase in pre-tax income.

We maintain significant net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and foreclosed property valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At September 30, 2011, we determined that no valuation allowance was required to be taken against our deferred income tax assets other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

During the second quarter of 2011, the IRS began an audit of our 2009 federal income tax return primarily due to our net operating loss carry back claim. As of September 30, 2011, the audit is on-going and we anticipate this audit may not be concluded until early 2012.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010	Percent Change
Amount of Loans by Type:
Real estate-mortgage:
Commercial	$329,253	$344,263	(4.4)%
1-4 Family residential
First liens	85,152	76,874	10.8%
Junior liens	8,680	11,143	(22.1)%
Home equity	43,253	41,432	4.4%
Commercial, financial and agricultural	91,083	73,928	23.2%
Real estate-construction	54,999	55,467	(0.8)%
Installment
Credit cards and related plans	1,633	1,662	(1.7)%
Other	7,236	8,563	(15.5)%
Obligations of states and political subdivisions	15,909	16,892	(5.8)%
Less: Deferred origination fees, net of costs	(404)	(333)	21.3%
Less: Allowance for loan losses	(12,857)	(11,502)	11.8%
Total	$623,937	$618,389	0.9%

Net loans at September 30, 2011 increased $5.5 million (0.9%) from $618.4 million at December 31, 2010 to $623.9 million at September 30, 2011. The increase is primarily due to an increase of $17.2 million (23.2%) in commercial, financial, and agricultural loans, and an increase of $8.3 million (10.8%) in first lien 1-4 family residential loans, partially offset by reductions in commercial real estate loans of $15.0 million (4.4%), a decrease of $0.5 million (0.8%) in construction loans and a decrease of $2.5 million (22.1%) in junior liens on 1-4 family residential loans. We continue to reduce our exposure in the commercial real estate sector.

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

The ALL at September 30, 2011 was $12.9 million, compared to $11.5 million at December 31, 2010. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

On a regular basis, loan officers review all commercial credit relationships. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades a loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans that have been deemed impaired are evaluated. In compliance with accounting guidance for impaired loans, the fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated costs to sell. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific reserve is then allocated to the loans based on this assessment. Specific reserves are reviewed by the Chief Credit Officer (“CCO”) and management familiar with the credits.

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

NONPERFORMING ASSETS
(Dollar amounts in thousands)

	September 30, 2011		June 30, 2011		December 31, 2010		September 30, 2010
Nonperforming Assets:
Nonaccrual loans	$19,027		$16,759		$15,877		$18,339
Nonaccrual loans, restructured	5,287		5,288		623		586
Accruing loans past due 90 days or more	—		—		—		—
Total nonperforming loans (“NPLs”)	$24,314		$22,047		$16,500		$18,925
Foreclosed assets, net	10,662		11,946		15,952		15,498
Total nonperforming assets (“NPAs”)	$34,976		$33,993		$32,452		$34,423

Restructured loans, accruing(1)	$20,461		$18,559		$13,090		$11,416

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	3.11	x	3.00	x	2.11	x	3.07	x
NCOs to average loans (annualized)	0.66%		0.67%		0.85%		0.67%
ALL to total loans	2.01%		2.04%		1.83%		2.09%
NPLs to total loans	3.81%		3.55%		2.62%		2.99%
NPAs to total assets	3.33%		3.34%		3.08%		3.27%
ALL to NPLs	52.88%		57.42%		69.71%		69.89%

(1)	Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

Restructured nonaccrual loans at December 31, 2010 were $0.6 million. During the second quarter of 2011, a $5.1 million restructured loan was transferred from the accruing category to the nonaccruing category. For the first nine months of 2011, principal payments of $0.3 million were received on those loans and $0.1 million was charged-off. As of September 30, 2011, principal balances of $5.3 million remain, which is consistent with June 30, 2011.

Restructured loans accruing at December 31, 2010 were $13.1 million. New restructured loans of $13.0 million were recorded during the first nine months of 2011. Of that amount $1.9 million was recorded in the third quarter of 2011 consisting of one credit. This credit relates to a commercial property where an interest rate concession was made due to reduced lease income from a tenant. Principal payments of $0.3 million were received on these loans and $0.3 million was charged off. As of September 30, 2011, $20.5 million of principal balances continue to be reported as restructured loans accruing, which is $1.9 million higher than June 30, 2011.

Nonperforming loans increased $7.8 million (47.3%) from December 31, 2010 to September 30, 2011 primarily due to the transfer of the $5.1 million restructured loan from the accruing category to the nonaccruing category during the second quarter of 2011. During the third quarter of 2011, nonperforming loans increased $2.3 million. The increase primarily related to two credits. One credit in the amount of $1.3 million related to a commercial real estate property in which the borrower was making payments in accordance with a payment plan, but has since discontinued making payments. The other credit in the amount of $0.6 million related to a commercial real estate development project that repayment was anticipated from the sale of an asset. The asset did not sell and the borrower does not have the capacity to make payments. The nonperforming loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers.

Loan balances with a risk grading of 0006B or 0007 have decreased by $27.7 million since December 31, 2010. Loans in these categories are existing or potential problem loans that require management’s close attention. The significant decline in these troubled assets is a strong indication of improvement in the quality of the loan portfolio. As additional evidence of the continued improvement in the overall quality of the loan portfolio, loan balances with a risk grading of 0005 or better have risen to $521.7 million as of September 30, 2011, representing 81.9% of the total loan portfolio. Loan balances with a risk grading of 0005 or better totaled $487.5 million as of December 31, 2010, representing 77.4% of the total loan portfolio.

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010

Secured by Real Estate	$2,555	$3,355	$7,615	$5,428	$6,877
Commercial and industrial loans	91	249	1,877	280	140
Loans to individuals	141	44	54	95	80
All other loans	—	—	60	9	1
Total	$2,787	$3,648	$9,606	$5,812	$7,098

Percentage of total loans	0.44%	0.59%	1.55%	0.92%	1.12%

As indicated above, loan balances 30 to 89 days past due have decreased by $3.0 million since December 31, 2010. During the quarter ended September 30, 2011, loan balances 30 to 89 days past due have decreased by $0.9 million. Payments of $2.0 million were made to bring certain loans in this category current, including through a modification of loan terms, and $0.8 million of loan balances moved to nonaccrual status. Partially offsetting the decrease was a net increase of $2.0 million of other loans that reached 30 day past due status.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIES
(Dollar amounts in thousands)

	Nine months ended September 30, 2011	Twelve months ended December 31, 2010	Nine months ended September 30, 2010

Beginning Balance	$15,952	$14,995	$14,995
Transfer of loans to foreclosed properties	2,827	5,587	3,398
Sales proceeds, net	(6,798)	(2,520)	(1,560)
Net gain from sale of foreclosed properties	198	39	39
Provision for foreclosed properties	(1,517)	(2,149)	(1,374)

Total Foreclosed Properties	$10,662	$15,952	$15,498

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Nine months ended September 30, 2011	Twelve months ended December 31, 2010	Nine months ended September 30, 2010

Beginning Balance	$3,982	$2,773	$2,773
Provision charged to operations	1,517	2,149	1,374
Allowance recovered on properties disposed	(2,776)	(940)	(566)

Ending Balance	$2,723	$3,982	$3,581

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At September 30, 2011, the investment portfolio (comprising investment securities available for sale) decreased $27.1 million (10.2%) to $239.7 million compared to $266.7 million at December 31, 2010. At September 30, 2011, the investment portfolio represented 22.8% of total assets compared to 25.3% at December 31, 2010. For the nine months ended September 30, 2011, principal payments of $46.3 million were received on maturing investments and $25.7 million from the sale of investments. We purchased $40.1 million of securities for a net cash increase of $31.9 million.

We closely monitor securities we hold in our investment portfolio that remain in an unrealized loss position for greater than twelve months. During the third quarter of 2011, $3.9 million of securities were sold and a $0.3 million gain was recognized. Total gross unrealized losses on these securities are $1.0 million at September 30, 2011, representing 62.5% of total gross unrealized securities losses and 0.4% of total investment portfolio. Based on an in-depth analysis, which may include ratings from external rating agencies and/or brokers, of the specific instruments and the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At September 30, 2011 and December 31, 2010, we did not hold securities of any one issuer, other than one of the following agencies or corporations of the United States government: the Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), or United States Department of Veterans Affairs (VA), in an amount greater than 10% of stockholders’ equity. As of September 30, 2011, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 21.2% of the total amount invested in mortgage-backed securities.

Deposits:

Total deposits at September 30, 2011 increased $5.7 million (0.7%) to $858.3 million from $852.6 million at December 31, 2010. This increase was a result of a $4.4 million (9.6%) increase in our brokered deposits from $46.0 million at December 31, 2010 to $50.4 million at September 30, 2011 and a $24.2 million (8.7%) increase in our savings deposits from $277.2 million at December 31, 2010 to $301.3 million at September 30, 2011, partially offset by a decrease of $3.9 million (1.6%) in our demand deposits from $242.1 million at December 31, 2010 to $238.2 million at September 30, 2011, and a decrease in our time deposits (excluding brokered time deposits) of $18.9 million (6.6%) from $287.3 million at December 31, 2010 to $268.4 million at September 30, 2011. Total interest-bearing deposits decreased $16.9 million (2.2%) while non-interest-bearing deposits increased $22.7 million (26.8%) from December 31, 2010 to September 30, 2011. The increase in deposits is primarily due to seasonal deposit fluctuations during the third quarter and not as a result of an aggressive pricing strategy.

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

Other Funding Sources:

Securities sold under agreements to repurchase increased $1.2 million (6.4%) from $19.2 million at December 31, 2010 to $20.4 million at September 30, 2011. We did not have any federal funds purchased at either September 30, 2011 or December 31, 2010.

FHLB advances were $55.0 million at September 30, 2011, compared to $70.0 million at December 31, 2010. During the first quarter of 2011, $15.0 million of borrowings matured and were paid in full. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At September 30, 2011, the interest rate on these securities was 1.72%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. After discussion with our regulators during the first quarter of 2011, we exercised our right to defer payment of interest on the Debentures beginning with the March 30, 2011 interest payment, even though we had sufficient cash to make the interest payment. Our payments due June 29, 2011 and September 29, 2011 were also deferred. The expense related to the interest payment was recorded with a corresponding liability for the interest payment amount. We will reevaluate with our regulators the continued deferral of interest payments on the TruPS quarterly as future payments come due.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of the date of this report is $9.45 million.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. To date, none of the notes have been converted.

Contractual Obligations:

We use a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Contractual obligations disclosed in the 2010 Annual Report on Form 10-K have not materially changed since that Report was filed.

The following table summarizes our significant contractual obligations and commitments at September 30, 2011:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Certificates of deposit and other time deposit obligations	$188,314	$109,101	$17,991	$—	$315,406
Repurchase agreements	20,463	—	—	—	20,463
Federal Home Loan Bank advances	15,000	28,000	12,000	—	55,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes (1)	—	—	9,450	—	9,450
Total	$223,777	$137,101	$39,441	$16,100	$416,419

(1)

One-half of the Convertible Notes are mandatorily converted to shares of our common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off- Balance Sheet Arrangements:

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	September 30, 2011	December 31, 2010

Commitments to fund home equity line loans	$56,502	$51,195
Commitments to fund 1-4 family loans	5,474	1,394
Commitments to fund residential real estate construction loans	1,798	777
Commitments unused on various other lines of credit loans	158,651	133,457
Total commitments to extend credit	$222,425	$186,823
Financial standby letters of credit	$10,917	$12,448

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs and to service other liabilities as they become due without undue cost or risk and without causing a disruption to normal operating activities. We and the Bank have different liquidity considerations.

Our primary sources of funds are dividends from the Bank, investment income, and net proceeds from borrowings. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities and convertible notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the WDFI if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders beginning in the first quarter of 2008. In addition, in order to pay dividends in the future, we will need to seek prior approval from WDFI as well as the Federal Reserve Board pursuant to the Written Agreement. There is no assurance that we would receive such approval if sought.

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

Maturing investments have historically been a primary source of liquidity. For the nine months ended September 30, 2011, principal payments totaling $46.3 million were received on maturing investments. In addition, we received proceeds of $25.7 million from the sale of investments and we purchased $40.1 million in investments in the same period. Approximately 10.3%, or $14.6 million, of the mortgage-backed securities outstanding at September 30, 2011 were issued and guaranteed by the Government National Mortgage Association (GNMA) or the United States Department of Veterans Affairs (VA); agencies of the United States government. An additional 66.7%, or $94.9 million, of the mortgage-backed securities outstanding at September 30, 2011 were issued by either Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC); United States government-sponsored agencies. These securities tend to be highly marketable.

Deposit increases, reflected as a financing activity in the September 30, 2011 Unaudited Consolidated Statements of Cash Flows, resulted in $5.8 million of cash inflow during the first nine months of 2011. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered deposits increased $4.4 million from $46.0 million at December 31, 2010 to $50.4 million at September 30, 2011. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $223.9 million, or 35.0% of total loans, maturing within one year of September 30, 2011. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at September 30, 2011, securities sold under agreements to repurchase totaled $20.5 million compared to $19.2 million at the end of 2010. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $55.0 million at September 30, 2011 and $70.0 million at December 31, 2010. During the first quarter of 2011, we reduced our FHLB borrowings by $15.0 million.

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

Capital Resources:

Stockholders’ equity at September 30, 2011 and December 31, 2010 was $83.6 million and $77.1 million, respectively, reflecting an increase of $6.5 million (8.4%) during the first nine months of 2011. The increase in stockholders’ equity was primarily related to our net income of $2.7 million and an increase in comprehensive income of $3.7 million (as a result of an increase in unrealized gains on available for sale securities). The ratio of stockholders’ equity to assets was 7.9% and 7.3% at September 30, 2011 and December 31, 2010, respectively.

No cash dividends were declared during the first nine months of 2011 or during all of 2010. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. We continue to monitor the payment of dividends in relationship to our financial position on a quarterly basis and our intention is to reinstate payment of dividends at the earliest appropriate opportunity, however there is no assurance if or when we will be able to do so or if we do, in what amounts. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. In order to pay dividends, pursuant to the Written Agreement, advance approval from the WDFI as well as the Federal Reserve Board will need to be obtained. There is no assurance that we would receive such approval if sought.

We regularly review the adequacy of our capital to ensure that sufficient capital is available for our current and future needs and it is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends upon a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served and strength of management.

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At September 30, 2011, we were in excess of the minimum capital ratios established for “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

Effective December 29, 2010, we and the Bank entered into the Written Agreement with the Federal Reserve Bank and WDFI. Under the terms of the Written Agreement, both we and the Bank have agreed to, among other things: (i) submit for approval plans to maintain sufficient capital; (ii) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers and legal and regulatory limitations on indemnification payments and severance payments; and (iii) refrain from declaring or paying dividends absent prior regulatory approval. Our directors and senior management and the directors and senior management of the Bank continue to comply with all requirements specified in the Written Agreement.

As of the date of this filing, Baylake Corp and the Bank have complied with all terms of the Written Agreement. Specific steps taken include, but are not limited to:

1.	Continuing to reduce the Bank’s concentration in Commercial Real Estate loans and placing a greater emphasis on Commercial and Industrial loans.
2.	Delegating primary responsibility to the Bank’s Directors’ Loan Committee for the following:
	a.	Monitoring loan relationships and other assets, including Other Real Estate Owned, in excess of $0.5 million with an emphasis on improving the Bank’s position.
	b.	Overseeing the Bank’s current policy for determining, documenting and recording an adequate allowance for loan losses and monitoring the Bank’s compliance with such policy.
	c.	Charging-off all assets classified as “loss” in a federal or state report of examination.
	d.	Pre-approving any extension, renewal, or restructure of any asset criticized by the Federal Reserve Bank or WDFI.
3.	Delegating primary responsibility to the full Board of Directors for the following:
a.

Obtaining prior regulatory approval on any form of payment resulting in a reduction in Baylake Corp’s or the Bank’s capital, including interest payments on our debentures and trust preferred securities.

	b.	Obtaining Federal Reserve Bank approval prior to purchasing or redeeming any shares of our stock.
	c.	Submitting required capital plans to the Federal Reserve Bank and WDFI.
	d.	Complying with notice provisions with respect to new directors and senior executive officers.
	e.	Complying with legal and regulatory limitations on indemnification payments and severance payments.
	f.	Obtaining prior regulatory approval for the declaration and payment of dividends.

Our senior management, primarily through our Chief Executive Officer, has established a regular dialogue with our lead examiner. These open communication lines provide timely feedback to us and the Bank on proposed action plans and keep our regulators updated on progress we have made.

Total capital to Risk-weighted Asset ratios for the previous four quarters are as follows:

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Company	13.35%	13.43%	13.14%	12.76%
Bank	13.16%	13.20%	12.87%	12.48%

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

The following tables present our and the Bank’s capital ratios as of September 30, 2011 and December 31, 2010:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2011
Total Capital (to Risk-Weighted Assets)
Company	$99,101	13.35%	$59,389	8.00%	$	N/A	N/A
Bank	97,746	13.16%	59,427	8.00%		74,284	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$80,327	10.82%	$29,694	4.00%	$	N/A	N/A
Bank	88,417	11.90%	29,714	4.00%		44,570	6.00%
Tier 1 Capital (to Average Assets)
Company	$80,327	7.76%	$41,404	4.00%	$	N/A	N/A
Bank	88,417	8.53%	41,466	4.00%		51,833	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)
Company`	$96,245	12.76%	$60,364	8.00%	$	N/A	N/A
Bank	94,194	12.48%	60,394	8.00%		75,493	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$77,338	10.25%	$30,182	4.00%	$	N/A	N/A
Bank	84,732	11.22%	30,197	4.00%		45,296	6.00%
Tier 1 Capital (to Average Assets)
Company	$77,338	7.41%	$41,720	4.00%	$	N/A	N/A
Bank	84,732	8.12%	41,237	4.00%		52,171	5.00%

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

As of September 30, 2011, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2010, as described in our 2010 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at September 30, 2011.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income Over One Year Horizon
	At September 30, 2011		At December 31, 2010
Change in levels of interest rates	Dollar change	Percentage change	Dollar change	Percentage change
+200 bp	$(314)	(1.0)%	$191	0.6%
+100 bp	(184)	(0.6)%	(118)	(0.4)%
Base	—	__	—	__
-100 bp	(536)	(1.8)%	(1,468)	(4.4)%
-200 bp	(910)	(2.9)%	(2,622)	(7.9)%

As shown above, at September 30, 2011, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $0.3 million or 1.0%. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $0.9 million or 2.9%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

During the first nine months of 2011, Baylake Bank lengthened slightly the duration of its liabilities by issuing longer term brokered deposits. This effort has contributed to moderation of the liability sensitivity that was present at December 31, 2010.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Mortgage-backed securities are securities that evidence interests in, or are secured by, a single mortgage loan or a pool of mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities’ market as a whole. Most mortgage-backed securities are issued by agencies of the United States government, however some mortgage-backed securities are issued by investment banks, and while the loans that are pooled to create the security carry government agency guarantees, the securities themselves are not insured or guaranteed by the United States government. Approximately 10.3%, or $14.6 million, of the mortgage-backed securities outstanding at September 30, 2011 were issued and guaranteed by the Government National Mortgage Association (GNMA) or the United States Department of Veterans Affairs (VA); agencies of the United States government. An additional 66.7%, or $94.9 million, of the mortgage-backed securities outstanding at September 30, 2011 were issued by either Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC); United States government-sponsored agencies. Non-agency mortgage-backed securities comprised approximately 23% or $33.0 million of the outstanding mortgage-backed securities at September 30, 2011. Finally, mortgage-backed securities are also subject to geographic risk, when the mortgages underlying the securities are concentrated in one or more geographic areas. This risk is managed by monitoring the geographic dispersion of the underlying loans in each security. As of September 30, 2011, the highest concentration of loans issued in any state underlying mortgage-backed securities was issued in California, representing approximately 21.2% of the total amount invested in mortgage-backed securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of our equity securities.

We have several limitations on our ability to pay dividends. The Federal Reserve has adopted regulations that deal with the measure of capitalization for bank holding companies. The Federal Reserve has also issued a policy statement on the payment of cash dividends by bank holding companies, wherein the Federal Reserve has stated that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

Our ability to pay dividends on our common stock is largely dependent upon the Bank’s ability to pay dividends on its stock held by us. The Bank’s ability to pay dividends is restricted by both state and federal laws and regulations. The Bank is subject to policies and regulations issued by the Federal Reserve, as the Bank’s primary federal regulator, and the Division of Banking of the WDFI, which, in part, establish minimum acceptable capital requirements for banks, thereby limiting the ability of such banks to pay dividends. In addition, Wisconsin law provides that state chartered banks may declare and pay dividends out of undivided profits but only after provision has been made for all expenses, losses, required reserves, taxes and interest accrued or due from the bank.

Our and the Bank’s payment of dividends in some circumstances may require the written consent of the Federal Reserve or the WDFI. Currently, the terms of the Written Agreement prohibit us and the Bank from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank and, as to the Bank, the WDFI. We anticipate that this prior approval requirement will remain in place until the Written Agreement is lifted by the Federal Reserve Bank and the WDFI. However, our and the Bank’s ability to pay future dividends may become subject to the prior written consent of our respective regulators at any time in the future.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	November 9, 2011	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	November 9, 2011	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer