Form 10-K
period 2011-12-31
BAYLAKE CORP
filed 2012-03-02
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2011, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $4.35 per share average reported bid and asked price on that date) held by non-affiliates was approximately $30,647,642. This market value calculation excludes a total of 866,103 shares of common stock reported as beneficially owned by directors and executive officers. For purposes of this market value calculation, the Registrant assumed that all executive officers and directors (and no other person) qualified as “affiliates”; provided, however, nothing herein shall constitute an admission or any evidence whatsoever, as to affiliate status. As of February 28, 2012, 7,911,539 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Documents are Incorporated

Definitive Proxy Statement for 2012 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2011	Part III

2011 FORM 10-K

PART I

ITEM 1. BUSINESS

General

Baylake Corp. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation organized in 1976 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Baylake Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2011, we had total assets of approximately $1.1 billion. For additional financial information, see our Consolidated Financial Statements at Part II, Item 8 of this Form 10-K.

Baylake Bank

Baylake Bank is a Wisconsin state bank originally chartered in 1876. The Bank is an independent community bank offering a full range of financial services primarily to small businesses and individuals located in our market area. We conduct our community banking business through 27 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie, Waupaca and Waushara Counties. We have eight financial centers in Door County, which is known for its tourism-related services. We have seven financial centers in Brown County, which includes the city of Green Bay. We serve a broader range of service, manufacturing and retail job segments in the Brown County market. The rest of our financial centers are located in smaller cities and smaller communities. Other principal industries in our market area include tourism/recreation, manufacturing, agriculture and food related products. Services are provided in person at our financial centers discussed above or at other locations, as well as through the mail, over the telephone, and electronically by using the Bank’s internet banking services.

Non-Bank Subsidiaries

In addition to our banking operations, the Bank owns two non-bank subsidiaries: Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages a portion of the Bank’s investment portfolio; and Baylake Insurance Agency, Inc., which offers various types of insurance products to the general public as an independent agent. The Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. (“UFS”), a data processing services company located in Grafton, Wisconsin that provides data processing services to approximately 41 banks (including Baylake Bank) as well as electronic banking processing to three additional banks.

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

Lending

We offer short-term and long-term loans on a secured and unsecured basis for business and personal purposes. We make real estate, commercial/industrial, agricultural and consumer loans in accordance with the basic lending policies established by our Board of Directors. We focus lending activities on individuals and small businesses in our market area. Our lending activity has been historically concentrated primarily within the State of Wisconsin. We do not conduct any substantial business with foreign obligors. We serve a wide variety of industries including, on a limited basis, a concentration on businesses directly and indirectly related to the tourism/recreation related industries. Loans to customers in the tourism/recreation industry, including restaurants and lodging businesses, totaled approximately $97.2 million at December 31, 2011, or 15.4% of our aggregate loans outstanding at that date. Although competitive and economic pressures exist in this market segment, business remains relatively steady in the markets we serve. However, any deterioration in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing or tourism/recreation industries or otherwise) could have a material adverse effect on our business and operations. In particular, a decline in the Door County tourism business would not only affect our customers in the restaurant and lodging business, and therefore loans to such entities as described above, but could also affect loans and other business relationships with persons employed in that industry, as well as real estate values (including collateral values) in the area.

Our expansion into other market areas has reduced our concentration level in tourism/recreation related businesses but these types of businesses still remain an important element of the customer base that we serve.

Our total outstanding loans as of December 31, 2011 were approximately $631.0 million, consisting of 50.2% commercial real estate loans, 22.7% residential real estate loans, 8.5% construction and land development real estate loans, 14.6% commercial and industrial loans, 1.4% consumer loans and 2.6% municipal loans.

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

Deposits

We offer a broad range of depository products, including noninterest-bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2011, our total deposits were approximately $865.2 million, including interest-bearing deposits of $760.7 million and noninterest bearing deposits of $104.5 million.

Other Customer Services and Products

Other services and products we offer include safe deposit box services, personal and corporate trust services, insurance agency and brokerage services, cash management, private banking, financial planning and electronic banking services, including mobile banking, and eBanc, an Internet banking product for our customers.

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

Competition

The financial services industry is highly competitive. We compete with other financial institutions and businesses in both attracting and retaining deposits and making loans in all of our principal markets. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, and convenience of office locations and office hours. Competition for deposit products comes primarily from other commercial banks, savings banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies or federally insured state-chartered banks, and may be able to price loans and deposits more aggressively. We also face direct competition from other banks and bank holding companies that have greater assets and resources than ours.

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

Regulatory Reform

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

•

Federal Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits and provides unlimited federal deposit insurance on noninterest bearing transaction accounts at all insured depository institutions until January 1, 2013. The Dodd-Frank Act also changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminates the ceiling on the size of the Deposit Insurance Fund (the “DIF”) and increases the floor on the size of the DIF.

•

The Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act centralizes responsibility for consumer financial protection by creating a new agency, the CFPB, responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. Because we have under $10 billion in total assets, however, the Federal Reserve Bank of Chicago (the “Reserve Bank”) will still continue to examine us at the federal level for compliance with such laws.

•

Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposit accounts effective July 21, 2011, thereby permitting depository institutions to now pay interest on business checking and other accounts.

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

•	Interstate Branching. The Dodd-Frank Act allows banks to engage in de novo interstate branching, a practice that was previously significantly limited.

•

Interchange Fee Limitations. The Dodd-Frank Act gives the Board of Governors of the Federal Reserve (the “FRB”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The FRB has rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. While we are not directly subject to such regulations since our total assets do not exceed $10 billion, these regulations may impact our ability to compete with larger institutions who are subject to the restrictions.

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

The Basel Committee on Banking Supervision (the “Basel Committee”) released in December 2010 revised final frameworks for the regulation of capital and liquidity of internationally active banking organizations. These new frameworks are generally referred to as “Basel III.” Although the U.S. banking agencies have not yet published a notice of proposed rulemaking to implement Basel III in the United States, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012. While we anticipate that the Basel III capital framework as adopted in the United States will not directly apply to us, it is uncertain to what extent that it will impact bank holding companies and banks with less than $50 billion of total consolidated assets.

Baylake Corp.

As a bank holding company, we are subject to regulation by the FRB and examination by the Reserve Bank under the BHCA and are required to file reports of our operations and such additional information as the FRB may require under FRB policy.

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

In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. We have not elected to be certified as a financial holding company, so these restrictions apply to us.

Changes in Control

Subject to certain exceptions, the BHCA Act and the Change in Bank Control Act, together with the applicable regulations, require FRB approval (or, depending upon the circumstances, no notice of disapproval) prior to any person or company acquiring a “controlling interest” in a bank or bank holding company, which is presumed to exist where an individual or company acquires the power, directly or indirectly to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

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

Capital; Dividends; Source of Strength

The FRB imposes certain capital guidelines on bank holding companies under the BHCA, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These guidelines are described further below under “Capital Regulations.” If capital falls below the minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish banks, non-bank businesses or other bank holding companies.

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

In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guaranteed all noninterest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (“IOLTA”) and NOW accounts with interest rates no higher than 0.50% until June 30, 2010. Thus, under TAGP, all money in these accounts was fully insured by the FDIC regardless of the dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010 and then again until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for noninterest bearing transaction deposit accounts and IOLTAs (but not NOW accounts) for two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

Under the current assessment system, the FDIC assigns an institution to one of four risk categories with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category to 0.775% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring all institutions, with limited exceptions, to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Baylake Bank was required to prepay approximately $6.7 million in premiums in December 2009, although such premiums are not being taken as a charge against operations until the period for which they apply.

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

Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expense resolution of bank failures. The capital-based regulatory framework consists of five categories of compliance with regulatory capital guidelines, including “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a Leverage Ratio of no less than 5%, a Tier 1 Capital ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well-capitalized” before the FRB will approve an application by a bank holding company to acquire or merge with a bank or bank holding company.

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

As of December 31, 2011, we and Baylake Bank exceeded the guidelines contained in the applicable regulations, policies and directive pertaining to capital adequacy to be classified as “well-capitalized.”

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

Interstate Banking and Branching

The BHCA was amended by the Interstate Banking Act. The Interstate Banking Act provides that adequately capitalized and managed bank holding companies are permitted to acquire banks in any state.

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

Office of Foreign Assets Control Regulations

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Employees

At December 31, 2011, we had 310 total employees, 266 of which were full-time, company-wide. We consider our relationship with our employees to be good.

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

As of December 31, 2011, approximately 73.3% of our loan portfolio consisted of commercial and industrial, real estate construction and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Bank’s loan portfolio contains a number of larger commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Since 2007, softening residential housing markets, increasing delinquency and default rates, and increasingly volatile and constrained secondary credit markets have been negatively impacting the mortgage industry. Our financial results have been adversely affected by changes in real estate values, primarily in Northeastern Wisconsin. Decreases in real estate values have adversely affected the value of property used as collateral for loans as well as investments in our portfolio. Economic conditions experienced in 2007 through 2011 resulted in decreased demand for commercial real estate loans, and our net income and profits have suffered as a result.

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

Significant ongoing disruption in the secondary market for residential mortgage loans has limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae, Freddie Mac and Ginnie Mae loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales have resulted in price reductions in single family home values, adversely impacting the value of the collateral securing mortgage loans held. Continued declines in real estate values and home sales volumes within Northeastern Wisconsin, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations.

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

Management uses various methods to monitor interest rate risk and believes it has implemented effective asset and liability strategies to reduce the potential effects of changes in interest rates on our results of operations. Management also periodically adjusts our mix of assets and liabilities to manage interest rate risk. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.

The mortgage-backed securities in which we invest are subject to several types of risk.

Mortgage-backed securities are securities that evidence interests in, or are secured by, a single mortgage loan or a pool of mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities’ market as a whole. In addition, mortgage-backed securities are subject to the credit risk associated with performance of the underlying mortgage properties. Mortgage-backed securities are issued by investment banks, not financial institutions, and while the loans that are pooled to create the security carry government agency guarantees, the securities themselves are not insured or guaranteed by the United States government. Finally, mortgage-backed securities are also subject to geographic risk, when the mortgages underlying the securities are concentrated in one or more geographic areas. This risk is managed by monitoring the geographic dispersion of the underlying loans in each security. As of December 31, 2011, the highest concentration of loans issued in any state was issued in California and those loans represented approximately 23.1% of the total amount invested in mortgage-backed securities.

Although we generally invest in mortgage-backed securities collateralized by residential loans, the value of such securities can be negatively impacted by any dislocation in the mortgage-backed securities market in general. The mortgage-backed securities market has recently suffered from a severe dislocation created by mortgage pools that included sub-prime mortgages secured by residential real estate.

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

From time to time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

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

Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2011, net deferred tax assets are approximately $7.1 million. If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

The overall business environment during 2011 has been adverse for many households and businesses in Northeast Wisconsin. The business environment in the markets in which we operate has been adversely affected and continues to deteriorate, albeit at a moderating pace. It is possible that the business environment in Northeastern Wisconsin will continue to deteriorate for the foreseeable future. Such conditions could have a material adverse effect on the credit quality of our loans, and therefore, our financial condition and results of operations.

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

We are highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, dividend limitations, limitations on products and services offered, loan limits, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the DIF, our depositors and the public, rather than our stockholders. We are also subject to regulation by the SEC. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. In addition, any change in government regulation could have a material adverse effect on our business.

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be implemented through agency rulemaking.

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

Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on us. For example, effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibition on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts and Interest on Lawyers Trust Accounts (“IOLTA”) accounts have unlimited deposit insurance through January 1, 2013.

The Dodd-Frank Act created the new CFPB, with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Examination and enforcement authority with respect to such consumer protection laws for banks with assets of $10 billion or less, such as the Bank, will remain with their primary federal regulator.

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

On December 23, 2010, the Bank entered into a Written Agreement with the Reserve Bank and the WDFI (the “Written Agreement”). Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to: (a) further reduce the Bank’s concentration of commercial real estate loans; (b) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $0.5 million which are now or in the future become past due more than 90 days, are on the Bank’s problem loan list, or are adversely classified in any report of examination of the Bank; (c) review and revise, as appropriate, the Bank’s current policy for determining, documenting and recording an adequate allowance for loan losses and maintain sound processes for compliance with the same; and (d) improve the Bank’s earnings and overall condition. In addition, the Bank has agreed that it will: (i) not extend, renew or restructure any credit that has been criticized by the Reserve Bank or the WDFI absent prior board of directors’ approval in accordance with the restrictions in the Written Agreement; and (ii) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the Reserve Bank. In addition, we have agreed that we will: (A) not make any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval; (B) refrain from incurring or guaranteeing any debt without the prior written approval of the Reserve Bank; and (C) refrain from purchasing or redeeming any shares of our stock without the prior written consent of the Reserve Bank. Under the terms of the Written Agreement, both we and the Bank have agreed to: (I) submit for approval plans to maintain sufficient capital on a consolidated basis, and the Bank, on a stand-alone basis; (II) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers and legal and regulatory limitations on indemnification payments and severance payments; and (III) refrain from declaring or paying dividends absent prior regulatory approval. Failure to comply with the provisions of the Written Agreement could result in the imposition of additional restrictions and/or sanctions by the Reserve Bank and WDFI and could have a material adverse effect on our financial condition and results of operations.

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

Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by a counterparty. In addition, our credit risk may be heightened when the collateral we hold cannot be realized upon liquidation or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our consolidated financial condition and results of operations.

Competition may affect our results.

We face strong competition in originating loans, in seeking deposits and in offering our other services. We must compete with commercial banks, savings associations, trust companies, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms. Our market area is also served by several commercial banks and savings associations that are substantially larger than us in terms of deposits and loans and have greater human and financial resources.

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

We are a separate and distinct legal entity from our subsidiaries. Historically, we have received substantially all of our revenue in the form of dividends from the Bank. Federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. The Bank is also restricted by the Written Agreement from paying any dividends to us without prior written consent of the Reserve Bank. Also, a holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us when needed, we may not be able to service our debt or pay our obligations, including dividends on the Trust Preferred Stock and Convertible Promissory Notes. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital. In addition, under the terms of our junior subordinated debentures, we would be precluded from paying dividends on our common stock if we were in default under the debentures, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred. No cash dividends were declared during 2010 and 2011. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. In January 2012, our Board of Directors announced that it would be resuming a nominal quarterly dividend of $0.01 per share. There can be no assurance that we will be able to continue paying dividends to our shareholders and if we do, in what amounts. Currently, in order to continue paying dividends, we need to seek approval from the WDFI as well as the FRB.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters and twenty-six other branches. The main office is located in Sturgeon Bay, Wisconsin and the branches are distributed by county as follows: seven in Brown County, seven in Door County, one in Green Lake County, four in Kewaunee County, one in Manitowoc County, one in Outagamie County, four in Waupaca County and one in Waushara County.

The main office building located in Sturgeon Bay serves as our corporate headquarters and main banking office. The main office also accommodates our non-bank business, primarily an insurance agency (Baylake Insurance Agency) and brokerage service. The twenty-six branches owned by the Bank are in good condition and considered adequate for present and near term requirements. In addition, the Bank owns other real property that we do not consider in the aggregate to be material to our consolidated financial position. All of such other real property is reserved for future expansion and is located in the following Wisconsin municipalities: Berlin, Neenah, and Oshkosh.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various routine legal proceedings incidental to our business. Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Historically, trading in shares of our common stock has been limited. Since mid-1993, our common stock has been quoted on the OTC Bulletin Board (Trading symbol: BYLK.), an electronic interdealer quotation system providing real-time quotations on eligible securities.

The following table summarizes high and low bid prices and cash dividends declared for our common stock for the periods indicated. Bid prices are as reported from the OTC Bulletin Board. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

	Calendar Period	High	Low	Cash Dividends per share
2011	4th Quarter	$4.47	$3.55	$—
	3rd Quarter	$4.50	$3.60	$—
	2nd Quarter	$4.65	$4.10	$—
	1st Quarter	$4.50	$4.00	$—

2010	4th Quarter	$4.50	$3.96	$—
	3rd Quarter	$4.95	$3.85	$—
	2nd Quarter	$5.45	$3.80	$—
	1st Quarter	$4.50	$2.80	$—

We had approximately 1,700 shareholders of record at February 25, 2012. The number of shareholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

No cash dividends were declared during 2010 or 2011. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. The payment of dividends in relationship to our financial position continues to be monitored on a quarterly basis and, in January 2012, our Board of Directors announced the declaration of a nominal quarterly dividend of $0.01 per share, payable on February 10, 2012. Nonetheless, there is no assurance that we will be able to continue to declare quarterly dividends going forward and, even if we do, in what amounts. Furthermore, pursuant to the Written Agreement, we need to seek approval from the WDFI as well as the FRB prior to paying any dividends while the Written Agreement is in effect. We maintain a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of our common stock in lieu of receiving cash dividends. Such shares may be newly issued or acquired by us in the open market. New shares issued under this plan are limited to one million over the life of the plan.

In 2009 and 2010, we completed closings for a private placement of 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes were offered and sold primarily to “accredited investors” as defined in the Securities Act of 1933 and up to 35 non-accredited investors in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 thereunder. At the closings, we issued in aggregate $9.45 million of Convertible Notes. The proceeds of this financing were contributed, in part, as additional capital to the Bank and otherwise used for general corporate purposes.

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

We did not sell any securities without registration during the 2011.

We did not repurchase any shares of our common stock during the fourth quarter of 2011.

Performance Graph

The following graph shows the cumulative stockholder return on our common stock over the last five fiscal years compared to the returns of Standard & Poors 500 Stock Index and the NASDAQ Bank Index, prepared for NASDAQ by the Center for Research in Securities Prices at the University of Chicago.

                    Baylake Corp.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Baylake Corp.	100.00	67.44	32.58	18.24	26.71	27.37
NASDAQ Bank	100.00	80.09	62.84	52.60	60.04	53.74
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76

(1)	Assumes $100 invested on December 31, 2006 in each of Baylake Corp. common stock, the Standard & Poors 500 Stock Index and the NASDAQ Bank Index. Dividends are assumed to be reinvested.

ITEM 6. SELECTED FINANCIAL DATA

BAYLAKE CORP.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31, (dollars in thousands, except per share data)
	2011	2010	2009	2008	2007

Results of operations:
Interest and dividend income	$42,122	$45,050	$47,468	$57,276	$69,668
Interest expense	9,582	12,825	18,259	28,227	38,753
Net interest income	32,540	32,225	29,209	29,049	30,915
Provision for loan losses	5,050	7,350	6,500	17,961	9,761
Net interest income after provision for loan losses	27,490	24,875	22,709	11,088	21,154
Noninterest income	10,020	8,955	12,485	9,257	9,174
Noninterest expense	31,627	33,609	29,978	38,022	32,578
Income (loss) before provision (benefit) for income taxes	5,883	221	5,216	(17,677)	(2,250)
Income tax provision (benefit)	1,407	(916)	887	(7,860)	(2,416)

Net income (loss)	$4,476	$1,137	$4,329	$(9,817)	$166
Per Share Data: (1)
Net income (loss) per share (basic)(1)	$0.57	$0.14	$0.55	$(1.24)	$0.02
Net income (loss) per share (diluted)(1)	0.57	0.14	0.55	(1.24)	0.02
Cash dividends per common share	—	—	—	—	0.64
Book value per share at end of year	10.67	9.74	9.43	8.72	10.18

Selected Financial Condition Data (at December 31):
Total assets	$1,086,929	$1,052,453	$1,044,457	$1,062,913	$1,106,616
Securities	284,331	266,760	204,834	225,417	222,475
Gross loans	631,015	629,891	651,894	728,722	760,210
Total deposits	865,187	852,566	831,629	849,758	884,185
Short-term borrowings (2)	47,566	19,236	21,122	30,174	27,174
Other borrowings (3)	55,000	70,000	85,000	85,095	85,172
Subordinated debentures	16,100	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,450	5,350	—	—
Total stockholders’ equity	84,401	77,067	74,598	68,954	80,262

Performance Ratios:
Return on average assets	0.43%	0.11%	0.41%	(0.91)%	0.02%
Return on average total stockholders’ equity	5.53	1.45	6.01	(12.35)	0.21
Dividend payout ratio	—	—	—	—	3,030.48
Net interest margin (4)	3.55	3.55	3.18	3.11	3.21
Net interest spread (4)	3.44	3.44	3.04	2.89	2.80
Noninterest income to average assets	0.96	0.86	1.19	0.86	0.83
Noninterest expense to average assets	3.04	3.23	2.86	3.53	2.96
Net overhead ratio (5)	2.08	2.37	1.67	2.67	2.12
Average loan-to-average deposit ratio	74.87	77.39	83.34	87.18	91.24
Average interest-earning assets to average interest-bearing liabilities	110.70	107.75	107.07	107.41	110.58
Efficiency ratio (6)	73.60	82.11	77.46	97.54	78.93

	Year Ended December 31, (dollars in thousands, except per share data)
	2011	2010	2009	2008	2007
Asset Quality Ratios: (7)
Nonperforming loans to total loans	3.09%	2.59%	4.38%	6.04%	4.94%
Allowance for loan losses to:
Gross loans	1.68	1.81	1.47	1.86	1.56
Nonperforming loans	54.32	69.71	33.51	30.78	31.53
Net charge-offs to average loans	0.94	0.85	1.50	2.18	0.74
Nonperforming assets to total assets	2.92	3.08	4.18	4.82	3.86

Capital Ratios: (8)
Stockholders’ equity to assets	7.77%	7.32%	7.14%	6.49%	7.25%
Tier 1 risk-based capital	11.03	10.25	10.22	8.47	10.07
Total risk-based capital	13.54	12.76	12.18	9.72	11.32
Leverage ratio	7.93	7.41	7.60	6.68	8.34

(1)	Earnings per share are based on the weighted average number of shares outstanding for the period.
(2)	Consists of federal funds purchased and repurchase agreements.
(3)	Consists of Federal Home Loan Bank term notes and borrowings from an unaffiliated correspondent bank.
(4)

Net interest margin represents net interest income as a percentage of average interest-earning assets, and net interest spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net overhead ratio represents the difference between noninterest expense and noninterest income, divided by average assets.
(6)

Efficiency ratio represents noninterest expense, excluding gains/losses from sales of fixed assets, divided by the sum of tax equivalent interest income and noninterest income, excluding gains/losses from sales of securities.

(7)

Nonperforming loans consist of align=justify nonaccrual loans, loans 90 days or more past due but still accruing interest and restructured loans. Nonperforming assets include nonperforming loans and foreclosed assets.

(8)

The capital ratios are presented on a consolidated basis. For information on our regulatory capital requirements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources” and Item 1. “Business-Supervision and Regulation”.

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

The ALL consists of specific reserves on certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses based on regular analyses of all impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on our historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

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

Provision for Impairment of Standby Letters of Credit: The provision for losses on standby letters of credit represents management’s estimate of probable incurred losses with respect to off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of further impairment, a provision for impairment of standby letters of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. See the Noninterest Expense discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section for further information.

Income Tax Accounting: The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the net deferred income tax asset on our December 31, 2011 balance sheet is recoverable, and the income tax liabilities are adequate and fairly stated in the consolidated financial statements. See Note 16-“Income Taxes” to our consolidated financial statements for further information.

Overview

We are a full-service financial services company, providing a wide variety of loan, deposit and other banking products and services to our business, individual or retail, and municipal customers, as well as a full range of trust, investment and cash management services. We are the bank holding company of the Bank, a Wisconsin state-chartered bank and a member of the Reserve Bank and Federal Home Loan Bank of Chicago.

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the PFLL, operating expenses, income taxes and noninterest income. Economic conditions, competition and the monetary and fiscal policies of the federal government in general significantly affect financial institutions, including us. Lending activities are also influenced by regional and local economic factors, including specifically the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in our market area.

We have an internal customer relationship management system (“CRM”) to more effectively manage and market to our internal customer base. We continue to upgrade the system to enhance utilization of resources and the effectiveness of customer services within our market areas.

Our regulatory capital ratios and those of the Bank are in excess of the levels established by regulatory agencies for “well capitalized” financial institutions.

Performance Summary

The following is a brief summary of some of the factors that affected our operating results in 2011. See the remainder of this section for a more thorough discussion.

We reported net income of $4.5 million for the year ended December 31, 2011, an increase of $3.4 million compared to net income of $1.1 million in 2010. Both basic and diluted income per share were $0.57 for 2011 compared to $0.14 for 2010. Return on average assets for the year ended December 31, 2011 was 0.43% compared to 0.11% for the year ended December 31, 2010. The return on average equity was 5.53% for 2011 compared to 1.45% for 2010. No cash dividends were declared in 2011 or 2010.

Key factors behind these results were:

▪	Net interest income improved in 2011, as the rates paid on interest-bearing liabilities decreased at greater levels than the decrease in rates on our interest-earning assets.
▪

Tax-equivalent net interest income was $33.6 million for 2011, an increase of $0.3 million or 0.9% from $33.3 million for 2010. Tax-equivalent interest income decreased $2.9 million, while interest expense decreased $3.2 million.

▪	The net interest margin for 2011 and 2010 was 3.55%.
▪

Loan charge-offs increased from a year ago. Net loan charge-offs were $5.9 million in 2011, an increase of $0.5 million compared to $5.4 million for 2010. Net loan charge-offs for commercial real estate loans represented $3.4 million of the $5.9 million total in 2011. Net loan charge-offs represented 0.94% of average loans in 2011 compared to 0.85% in 2010. The PFLL decreased to $5.1 million for 2011 compared to $7.4 million for 2010 due to decreased provision in the historical loss component.

▪

Noninterest income was $10.0 million for 2011, an increase of $1.0 million or 11.9% from 2010 resulting from a $1.6 million increase in net gains from sales of loans, partially offset by a $0.7 million decrease in gains from sale of securities.

▪

Noninterest expense was $31.6 million for 2011, a decrease of $2.0 million or 6.0% over 2010. This was primarily the result of a $0.6 million decrease in the operation of foreclosed properties, a $0.7 million decrease in the provision on a standby letter of credit, a $0.7 million loss on loans held for sale and a $0.2 million decrease in FDIC insurance expense. The decreases were partially offset by a $0.5 million increase in salaries and employee benefits.

▪	Provision for income taxes resulted in tax expense of $1.4 million for 2011 versus a tax benefit of $0.9 million for 2010. This was due to an increase of $5.7 million in taxable income.

STATEMENT OF OPERATIONS ANALYSIS

Table 1: Average Balances and Interest Rates (interest and rates on a tax-equivalent basis)

	Year ended December 31, (dollars in thousands)
	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:

Interest-Earning Assets
Loans, net [1,2]	$629,759	$33,668	5.35%	$642,312	$35,962	5.60%	$699,090	$39,022	5.58%
U.S. Treasuries	—	—	—	493	—	—	2,856	—	—
U.S. government sponsored agencies	180,664	5,302	2.93	170,524	5,858	3.44	144,897	5,761	3.98
State and municipal obligations[1]	54,731	2,826	5.16	49,185	2,704	5.50	41,821	2,506	5.99
Other securities	25,979	1,247	4.80	27,319	1,475	5.40	19,055	1,232	6.47
Federal funds sold	2,009	5	0.25	1,692	4	0.24	3,191	10	0.31
Other money market instruments	52,955	131	0.25	46,917	112	0.24	44,695	105	0.23
Total earning assets	946,097	43,179	4.56%	938,442	46,115	4.91%	955,605	48,636	5.09%
Noninterest-earning assets	94,858			103,640			94,042
Total assets	$1,040,955			$1,042,082			$1,049,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities
NOW accounts	$131,509	366	0.28%	$154,035	542	0.35%	$135,430	554	0.41%
Savings accounts	291,133	1,420	0.49	248,903	1,682	0.68	231,315	1,723	0.74
Time deposits>$100M	136,685	2,483	1.82	133,894	3,257	2.43	178,995	6,440	3.60
Time deposits<$100M	185,415	2,889	1.56	209,212	4,187	2.00	220,750	6,575	2.98
Total interest-bearing deposits	744,742	7,158	0.96	746,044	9,668	1.30	766,490	15,292	2.00
Federal funds purchased	—	—	—	13	—	—	322	2	0.62
Repurchase agreements	26,013	79	0.30	24,614	95	0.39	23,028	164	0.71
FHLB advances	58,356	1,093	1.87	75,877	1,926	2.54	85,029	2,272	2.67
Subordinated debentures	16,100	272	1.69	16,100	276	1.71	16,100	365	2.27
Convertible promissory notes	9,450	980	10.37	8,263	860	10.41	1,506	164	10.89
Total interest-bearing liabilities	854,661	9,582	1.12%	870,911	12,825	1.47%	892,475	18,259	2.05%
Demand deposits	96,386			83,898			72,368
Accrued expenses and other liabilities	9,022			8,884			12,724
Stockholders’ equity	80,886			78,389			72,080
Total liabilities and stockholders’ equity	$1,040,955			$1,042,082			$1,049,647
Net interest income and rate spread[3]		$33,597	3.44%		$33,290	3.44%		$30,377	3.04%
Net interest margin[4]			3.55%			3.55%			3.18%

1	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
2	The average loan balances and rates include nonaccrual loans.
3

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

4	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

Table 2: Rate/Volume Analysis (1)

	2011 compared to 2010 Increase (Decrease) due to			2010 compared to 2009 Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest income:
Loans (2)	$(746)	$(1,548)	$(2,294)	$(3,238)	$178	$(3,060)
U.S. Treasuries	—	—	—	—	—	—
U.S. government-sponsored agencies	334	(890)	(556)	941	(844)	97
State and municipal obligations (2)	127	(5)	122	(106)	304	198
Other securities	(70)	(158)	(228)	470	(227)	243
Federal funds sold	1	—	1	(4)	(2)	(6)
Other money market instruments	16	3	19	4	3	7
Total interest-earning assets	(338)	(2,598)	(2,936)	(1,933)	(588)	(2,521)
Interest expense:
NOW accounts	(72)	(104)	(176)	71	(83)	(12)
Savings accounts	255	(517)	(262)	126	(167)	(41)
Time deposits	(373)	(1,700)	(2,073)	(1,721)	(3,850)	(5,571)
Federal funds purchased	—	—	—	(3)	1	(2)
Repurchase agreements	5	(21)	(16)	11	(80)	(69)
FHLB advances	(390)	(442)	(832)	(236)	(110)	(346)
Subordinated debentures	—	(4)	(4)	—	(89)	(89)
Convertible promissory notes	120	—	120	696	—	696
Total interest-bearing liabilities	(455)	(2,788)	(3,243)	(1,056)	(4,378)	(5,434)
Net interest income	$117	$190	$307	$(877)	$3,790	$2,913

(1)	The change in interest due to both rate and volume has been allocated proportionally to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2011 compared to 2010

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

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average earning assets. Net interest margin exceeds interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a tax-equivalent basis. The narrative below discusses net interest income, interest rate spread and net interest margin on a tax-equivalent basis.

Table 1 provides average balances of interest-earning assets and interest-bearing liabilities, interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest spread, and net interest margin on a tax-equivalent basis for the years ended December 31, 2011, 2010 and 2009.

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $32.5 million for 2011, compared to $32.2 million for 2010. Net interest income in both 2011 and 2010 was negatively impacted by the high level of nonperforming loans for which interest income is not recognized. Nonperforming loans increased $3.1 million from the end of 2010 to the end of 2011. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.1 million for 2011 and 2010 resulted in a tax-equivalent net interest income of $33.6 million and $33.3 million, respectively. The net interest margin for 2011 and 2010 was 3.55% and the interest rate spread was 3.44% for both years. The return on interest-earning assets declined 35 bp while the cost of interest-bearing liabilities also declined 35 bp in 2011.

In the latter part of 2011, we positioned the balance sheet to be slightly asset sensitive (which means that assets will re-price faster than liabilities); thus, future rate increases will impact net interest income positively. We expect that in a gradually increasing rate environment, our statement of operations would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of interest rate increases could affect that trend.

As shown in the rate/volume analysis in Table 2, volume changes resulted in a $0.1 million increase to tax-equivalent net interest income in 2011. The changes in the composition of earning assets resulted in a $0.3 million decrease to tax equivalent interest income in 2011 offset by a $0.4 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $2.6 million but were more than offset by rate changes on interest-bearing liabilities that decreased interest expense by $2.8 million, for a net impact of $0.2 million due to changes in interest rates.

For 2011, the yield on earning assets declined to 4.56% from 4.91% in 2010, which was the combined effect of a decrease of 25 bps in the loan yield, a 34 bp decline in the yield on tax-exempt securities, a 1 bp increase in the yield on money market instruments, and a 54 bp decline in yields on taxable securities. The average loan yield was 5.35% in 2011 and 5.60% in 2010. Loan yields declined due to reduced loan yields on new loan originations and an increase in nonperforming loans.

For 2011, the cost of interest-bearing liabilities decreased by 35 bps from 1.47% in 2010, to 1.12%, resulting, in part, from a continuing decrease in interest rates, generally, in 2011. The combined average cost of interest-bearing deposits was 0.96%, down 34 bps from 2010, primarily resulting from the continued low short-term interest rate environment during 2011. Also contributing to the decrease was the cost of wholesale funding, comprising repurchase agreements (down 9 bps to 0.30%); FHLB advances (down 67 bps to 1.87%), subordinated debentures (down 2 bps to 1.69%), and convertible promissory notes (down 4 bps to 10.37%). All of these items, other than the convertible promissory notes, were impacted favorably by the low interest rate environment for wholesale funding costs during the year. During 2011, $15.0 million of FHLB borrowings with a weighted average rate of 1.77% matured and were paid off.

Average earning assets were $946.1 million in 2011, compared to $938.4 million in 2010. Average loans outstanding declined 2.0% to $629.8 million in 2011 from $642.3 million in 2010. Average loans to average total assets decreased to 60.5% in 2011 from 61.6% in 2010. For 2011, tax-equivalent interest income on loans decreased $2.3 million, of which $0.7 million related to the decline in average outstanding balances and $1.6 million was due to the lower loan yields. Average balances of securities and short-term investments increased $20.2 million. Tax-equivalent interest income on securities and short-term investments increased $0.4 million from volume changes, and decreased $1.0 million from the impact of the rate environment, for a net decrease of $0.6 million in tax-equivalent interest income on securities in our investment portfolio.

Average interest-bearing liabilities decreased $16.3 million in 2011 from 2010 levels, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less noninterest earning assets) increased $15.1 million. The increase in net free funds is primarily attributable to an increase in demand deposits. Average demand deposits increased by $12.5 million, or 14.9%. Average interest-bearing deposits declined $1.3 million, or 0.2%, to $744.7 million. This decline resulted from a decline in time deposits less than $100,000 and interest-bearing demand deposits, and was offset by increases in savings deposits. Interest expense on interest-bearing deposits decreased $0.2 million from the volume and mix changes and $2.3 million from impact of lower rates, resulting in an aggregate decrease of $2.5 million in interest expense on interest-bearing deposits. Average wholesale-funding sources decreased by $14.9 million during 2011 primarily due to the reduction in FHLB borrowings. For 2011, interest expense on wholesale funding sources decreased by $0.7 million from 2010 due to declining interest rates and reductions in average outstanding balances.

Provision for Loan Losses

The PFLL is the periodic cost of providing an allowance for probable and inherent losses in our loan portfolio. The ALL consists of specific and general components. Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined in the accounting guidance. The specific component relates to loans that are individually classified as impaired and where expected cash flows are less than carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

Net loan charge-offs for the year ended December 31, 2011 were $5.9 million compared to net charge-offs of $5.4 million for 2010. Net charge-offs to average loans were 0.94% for 2011 compared to 0.85% in 2010. Nonperforming loans increased by $3.1 million (18.7%), to $19.6 million at December 31, 2011, from $16.5 million at December 31, 2010. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans and Foreclosed Properties” sections below for more information related to nonperforming loans.

PFLL for the year ended December 31, 2011 was $5.1 million compared to $7.4 million for the same period in 2010. Our management believes that the ALL as of December 31, 2011 is adequate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We are continually monitoring nonperforming loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Risk Management and the Allowance for Loan Losses” in Item 7 below for more information related to nonperforming loans.

Noninterest Income

Trust service fees, fees from loan servicing, gains from the sales of loans, gains from the sale of securities, income from our UFS subsidiary and service charges are the primary components of noninterest income. Total noninterest income for 2011 was $10.0 million, a $1.0 million or 11.9% increase from $9.0 million in 2010. This increase was due primarily to a $1.6 million increase in gains from the sale of loans. The noninterest income to average assets ratio was 0.96% for the year ended December 31, 2011 compared to 0.86% for the same period in 2010.

Net income from the sale of loans of $1.5 million was recognized in 2011 compared to a loss of $0.1 million in 2010. The main item impacting the increase in gains was a $1.8 million loss on the sale of a pool of loans that were placed for sale through a loan sale advisor in the fourth quarter of 2010. This sale included general representations and warranties on the underlying loans sold, which if violated could require us to repurchase the loans. An offer of $3.5 million was accepted on certain loans in the pool with an aggregate principal amount of $7.9 million and a carrying value of $5.3 million, and the sale closed on December 29, 2010. A loss on the sale of loans of $1.8 million was recorded upon consummation of the sale, including loan sale fees in the amount of $0.1 million incurred in connection with the transaction. This transaction resulted in a reduction of $5.3 million in the Bank’s nonperforming loans.

Gains from the sale of securities in our investment portfolio of $0.7 million were realized in 2011 compared to $1.4 million in 2010. These gains were available due to the low interest rate environment and the sales allowed us to reposition our investment portfolio to take advantage of increased credit related spreads. Our security portfolio at December 31, 2011 has net unrealized gains of $6.2 million.

Gains on residential mortgage loans sold in the secondary market decreased from $1.4 million in 2010 to $1.3 million in 2011, a decrease of $0.1 million, or 7.4%. This is included in gains (losses) from sales of loans in noninterest income. The low interest rate environment continues to generate strong refinance business. This level of mortgage refinance business is not expected to recur in 2012. Also positively impacting the gain on sale was an increase of $0.2 million in new mortgage servicing rights on loans sold in the secondary market with servicing rights retained.

Fees from fiduciary services remained stable at $0.9 million in 2010 and 2011. Negatively impacting 2011 noninterest income was a $0.2 million decrease in the valuation of mortgage servicing rights.

Noninterest Expense

Noninterest expense in 2011 decreased to $31.6 million from $33.6 million in 2010, for a decrease of $2.0 million (6.0%), primarily as a result of a decrease in the provision for impairment of standby letters of credit, a decrease in expenses related to the operation of foreclosed properties, a loss on loans held for sale, and a decrease in FDIC insurance expense. These decreases were partially offset by an increase in salary and benefit expense.

Salaries and employee benefits expense is the largest component of noninterest expense, totaling $17.2 million in 2011, an increase of $0.5 million or 3.2% from 2010. Commissioned salespersons, including financial advisors and mortgage originators, are paid a base salary plus commissions. Mortgage commission expense decreased $0.1 million in 2011. Financial advisor commissions were up $0.1 million in 2011 due to the attainment of elevated production levels. The number of full-time equivalent employees decreased from 305 in 2010 to 298 in 2011. In 2011 our financial results met our targeted performance levels and management cash incentive bonuses of $0.4 million were earned. There were no management bonuses earned in 2010 due to financial performance and other performance objectives not being met.

Also contributing to the change in salary and employee benefits were lower expenses related to the Bank’s Supplemental Executive Retirement Plan (“Plan”), which is intended to provide deferred compensation in excess of that available under our other retirement programs to certain management and highly-compensated employees who have contributed and are expected to continue to contribute to our success. Costs associated with the Plan were less than $0.1 million for 2011 compared to $0.2 million for 2010, due to a decrease in the earnings on investment balances. No Bank contributions were made in 2011 and 2010, and no Bank contributions will be made in 2012.

Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. Health insurance costs are expected to remain stable in 2012. Benefit expense was up $0.6 million from 2010 due, in part, to an increase of $0.1 million in group health insurance costs. Also impacting the increase was a $0.5 million increase in incentive compensation costs. Total incentive compensation costs for 2011 were $0.6 million, which includes $0.1 million related to the Equity Incentive Plan. In March of 2011, grants of restricted stock units and stock options were made under the plan. 401K safe harbor contributions of $0.4 million were made in 2011 and 2010. There were no matching or end-of-year 401K contributions made in 2011.

Net occupancy expense for 2011 decreased $0.1 million, or 3.2%, to $2.2 million in 2011 compared to $2.3 million in 2010. During August of 2010, we did not renew the lease at our Howard financial center located in the city of Green Bay, Wisconsin and ceased operations at that location. Losses of $0.1 million were incurred on the write-off of the leasehold improvements. This resulted in reduced occupancy expenses in the latter part of 2010.

Data processing and courier expense in 2011 remained consistent with 2010. Management estimates that data processing expense should show minimal increases in the future with adjustments related only to any volume-related increases that may occur.

Income from foreclosed properties is netted against foreclosed property expenses in the determination of operations of other real estate. Foreclosed properties reflected a net expense from the operation of such real estate of $2.1 million in 2011 compared to $2.7 million in 2010, a decrease of $0.6 million, or 22.2%. Provision for valuation reductions of foreclosed properties were charged to 2011 operations in the amount of $1.7 million, reflecting a decline in perceived market values of properties obtained by us in collection efforts. This compared to a $2.1 million provision for such valuations in 2010. A net gain of $0.2 million was recognized on the sale of foreclosed properties in 2011 compared to a net gain of less than $0.1 million in 2010. Net operating expenses of foreclosed properties was $0.6 million in 2011 and 2010.

The provision for impairment loss on letters of credit relates to a liability for our exposure on a specific standby letter of credit that supports secondary market financing on behalf of the borrower. In the fourth quarter of 2011, a provision of $0.1 million was recorded compared to $0.8 million in 2010. Collateral primarily consists of one property that we are actively attempting to dispose. An additional property securing the letter of credit was transferred to foreclosed properties in the third quarter of 2011. The funds related to the value of the property are included in our liabilities at December 31, 2011, and have not been paid to the bondholder. If a further decline in collateral values occurs, we may need to provide additional reserves with respect to this off-balance sheet commitment. In January 2010, a $3.0 million payment was made to the bondholder to reduce our exposure on the letter of credit. A majority of this exposure had been incurred and reflected in our operating results in years prior to 2010.

FDIC insurance premiums decreased to $2.4 million for 2011 from $2.7 million for the same period a year ago. FDIC insurance premiums consist of two components: deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for the Deposit Insurance Fund (“DIF”) of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. The Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 bps to 45 bps.

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

Loan and collection expenses were $0.8 million in 2011 and 2010. This is primarily related to costs on loans that are in the collection process that have not been transferred to foreclosed properties and includes costs incurred for property management fees, real estate taxes, insurance and operating expenses. We continue to outsource a portion of our legal services deemed appropriate in resolving nonperforming loans, as well as utilizing our internal legal staff. These external legal costs totaled $0.1 million in 2011 compared to $0.2 million in 2010. In 2012, loan and collection costs are expected to continue at a comparable level as 2011 unless and until the volume of nonperforming loans declines further.

Costs related to other outside services totaled $0.7 million in 2011, $0.1 million less than in 2010. The primary reason for the decrease of $0.1 million was due to non-recurring expenses of $0.1 million incurred in connection with the sale of a pool of loans in December 2010.

Provision for Income Taxes

Income tax expense totaled $1.4 million in 2011 on pre-tax income of $5.9 million, compared to income tax benefit of $0.9 million in 2010 on pre-tax income of $0.2 million. The increased tax expense in 2011 reflected the increase in our taxable income in 2011 compared to 2010.

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

Off-Balance Sheet Arrangements

We do not use interest rate contracts (e.g. swaps), forward loan sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of December 31, 2011 and 2010 in the amount of $237.3 million and $199.3 million, respectively. These are further explained in Note 14 of the Notes to Consolidated Financial Statements.

2010 compared to 2009

Net Interest Income

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $32.2 million for 2010, compared to $29.2 million for 2009. Net interest income in both 2010 and 2009 was negatively impacted by the high level of nonperforming loans for which interest income is not recognized. However, nonperforming loans declined $10.1 million from the end of 2009 to the end of 2010. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.1 million for 2010 and $1.2 million for 2009 resulted in a tax-equivalent net interest income of $33.3 million and $30.4 million, respectively. The net interest margin for 2010 was 3.55% compared to 3.18% in 2009. The 37 bps increase in net interest margin is attributable to a 40 bp increase in interest rate spread, which resulted from an 18 bp decline in return on interest-earning assets, offset by a 58 bp decrease in the cost of interest-bearing liabilities in 2010.

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

As shown in the rate/volume analysis in Table 2, volume changes resulted in a $0.9 million decrease to tax-equivalent net interest income in 2010. The decrease in and changes in the composition of earning assets resulted in a $1.9 million decrease to tax equivalent interest income in 2010 offset by a $1.0 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $0.6 million, but were more than offset by rate changes on interest-bearing liabilities that decreased interest expense by $4.4 million, for a net impact of $3.8 million due to changes in interest rates.

For 2010, the yield on earning assets declined to 4.91% from 5.09% in 2009, which was the combined effect of an increase of 2 bps in the loan yield, a 49 bp decline in the yield on tax-exempt securities, a 7 bp decrease in the yield on federal funds sold, a 1 bp increase in the yield on money market instruments, and a 45 bp decline in yields on taxable securities. The average loan yield was 5.60% in 2010 and 5.58% in 2009. Loan yields remained fairly constant in 2010 as nonperforming loan balances declined to offset reduced loan yields on new loan originations.

For 2010, the cost of interest-bearing liabilities decreased by 58 bps from 2.05% in 2009, to 1.47%, resulting, in part, from a continuing decrease in interest rates, generally, in 2010. The combined average cost of interest-bearing deposits was 1.30%, down 70 bps from 2009, primarily resulting from the continued low short-term interest rate environment during 2010. Also contributing to the decrease was the cost of wholesale funding, comprising repurchase agreements (down 32 bps to 0.39%); FHLB advances (down 13 bps to 2.54%), subordinated debentures (down 56 bps to 1.71%), and convertible promissory notes (down 48 bps to 10.41%). All of these items, other than the convertible promissory notes, were impacted favorably by the low interest rate environment for wholesale funding costs during the year. During 2010, $55.0 million of FHLB borrowings were refinanced at lower interest rates and maturities were extended at fixed rates to lengthen the average maturity of our funding sources.

Average earning assets were $938.4 million in 2010, compared to $955.6 million in 2009. Average loans outstanding declined 8.1% to $642.3 million in 2010 from $699.1 million in 2009. Average loans to average total assets decreased to 61.6% in 2010 from 66.6% in 2009. For 2010, tax-equivalent interest income on loans decreased $3.1 million, of which $3.2 million related to the decline in average outstanding balances, offset by a $0.1 million increase related to the higher yields on such loans. Average balances of securities and short-term investments increased $39.6 million. Tax-equivalent interest income on securities and short-term investments increased $1.3 million from volume changes, and decreased $0.8 million from the impact of the rate environment, for a net increase of $0.5 million in tax-equivalent interest income on securities in our investment portfolio.

Average interest-bearing liabilities decreased $21.6 million in 2010 from 2009 levels, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less noninterest earning assets) increased $14.0 million. The increase in net free funds is primarily attributable to an increase in demand deposits. Average demand deposits increased by $11.5 million, or 15.9%. Average interest-bearing deposits declined $20.4 million, or 2.7%, to $746.0 million. This decline resulted from a decline in time deposits (both less than and greater than $100,000) offset by increases in interest-bearing demand deposits and savings deposits. Interest expense on interest-bearing deposits decreased $1.5 million from the volume and mix changes and $4.1 million from impact of the rate environment, resulting in an aggregate decrease of $5.6 million in interest expense on interest-earning deposits. Average wholesale-funding sources decreased by $1.1 million during 2010. For 2010, interest expense on wholesale funding sources increased by $0.2 million from 2009 due to the impact of interest rates on the higher-cost convertible promissory notes we issued in 2009 and 2010.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding increased to $631.0 million at December 31, 2011, a 0.2% increase from December 31, 2010. This follows a 3.4% decrease between December 31, 2009 and December 31, 2010.

Table 3 summarizes the composition (mix) of the loan portfolio at December 31 for the most recent five fiscal years:

Table 3: Loan Composition

	As of December 31, (dollars in thousands)
	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Amount of loans by type

Real estate-mortgage Commercial	$317,198	50.3%	$344,263	54.7%	$353,110	54.2%	$381,765	52.4%	$386,981	50.9%
1-4 Family residential	143,456	22.7	129,449	20.6	124,830	19.2	134,436	18.4	119,932	15.8
Construction	53,606	8.5	55,467	8.8	62,827	9.6	69,838	9.6	93,047	12.2
Commercial, financial and agricultural	91,750	14.6	73,928	11.7	83,674	12.8	110,432	15.2	127,549	16.8

Consumer installment	8,809	1.4	10,225	1.6	11,804	1.8	12,876	1.8	14,388	1.9
Municipal loans	16,577	2.6	16,892	2.7	16,009	2.5	19,858	2.7	18,663	2.5
Less: deferred fees, net of costs	(381)	(0.1)	(333)	(0.1)	(360)	(0.1)	(483)	(0.1)	(350)	(0.1)
Total loans (net of unearned income)	$631,015	100.0%	$629,891	100.0%	$651,894	100.0%	$728,722	100.0%	$760,210	100.0%

Commercial real estate loans secured by farmland, multifamily property, and nonfarm/non-residential real estate property totaled $317.2 million at year-end 2011 comprising 50.3% of the loan portfolio. Loans of this type are mainly for business property, multifamily property and community purpose property. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on our borrowers’ operations. Many times, we will take additional real estate collateral to further secure the overall lending relationship. A decline in the tourism industry, or other economic effects, such as increased interest rates affecting demand for real estate, could affect both our lending opportunities in this area and the value of our collateral for these loans.

Commercial, financial and agricultural loans not secured by real estate totaled $91.8 million at year-end 2011, an increase of $17.8 million or 24.1% since year-end 2010 due to increased loan originations. This category of loans has been an area of emphasis as we attempt to attain loan growth and look to reduce our exposure in commercial real estate loans. The commercial, financial and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie, Waupaca, Waushara and Kewaunee Counties, Wisconsin. The origination of new commercial and commercial real estate loans was primarily from our market area in Brown County. Growth in tourism-related business in Door County was slow again in 2011 compared to growth experienced in years prior to 2006. The credit risk related to these loans is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on borrowers’ operations.

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

Real estate construction loans declined $1.9 million or 3.4% to $53.6 million at December 31, 2011 from $55.5 million at December 31, 2010. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are generally made to developers who are well known to us, have prior experience with us and are well capitalized. Construction projects undertaken by these developers are carefully reviewed by us to assess their economic feasibility. The credit risk related to real estate construction loans is generally limited to specific geographic areas, but it is also influenced by general economic conditions. We attempt to control the credit risk on these types of loans by making loans to developers in familiar markets, reviewing the merits of the individual project, controlling loan structure and monitoring project progress and advances of construction proceeds.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to multiple borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. We have identified certain industry groups within our market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2011, one industry group concentration existed in our loans that exceeded 10% of total loans; loans on non-residential real estate rental properties located throughout our market area totaled $84.2 million or 13.3% of total loans at December 31, 2011. This compares to $106.2 million or 16.9% at December 31, 2010.

Although growth was slow in 2011 for the tourism business in the Door County market, management believes that business activity will remain adequate to enable our customers in general to service their debt and to make improvements to their operations.

At the end of 2011, residential real estate mortgage loans totaled $143.5 million and comprised 22.7% of the loan portfolio. These loans increased $14.0 million or 10.8% during 2011. The largest increase occurred in our first lien residential mortgage loans, which increased $12.4 million. Home equity loans accounted for an increase of $2.8 million. Given current trends and interest rates, we anticipate additional growth in mortgage loans during 2012. In addition, our product offerings have been expanded to include mortgages that will be recorded on our balance sheet rather than sold in the secondary market. Residential real estate loans consist of conventional fixed-rate home mortgages, adjustable indexed interest rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas we serve. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan-to-value ratio exceeds these limits.

We offer adjustable-rate mortgage loans based upon market demands. At year-end 2011, those loans totaled $28.0 million, an increase of $1.1 million over 2010. Adjustable rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year (the “index”), plus an additional spread of up to 2.75%. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date. Adjustable rate mortgage loans have an initial rate-lock period, ranging from one to five years, during which time the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps that vary by product type. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently capped at 6% above the original mortgage loan interest rate. We do not originate sub-prime loans.

We also offer loans that are not retained on our balance sheet. We participate in a fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. These loans are sold in the secondary market without recourse and we retain servicing rights. At December 31, 2011, these loans totaled $71.5 million compared to $68.6 million at December 31, 2010. In 2011, we originated $23.2 million in FHLMC mortgages. In addition, we also offer fixed rate mortgages through participation in fixed rate mortgage programs with private investors. These loans also are sold in the secondary market without recourse with servicing rights released to the buyer. In 2011, we sold $58.6 million in mortgage loans through the secondary market programs compared to $70.0 million in 2010. When we sell mortgage loans in the secondary market, we make representations and warranties to the purchasers about various characteristics of each loan, including the underwriting standards applied and the documentation being provided. Failure to comply with the requirements established by the purchaser of the loan may result in us having to repurchase the loan. There have not been any material instances where we were required to repurchase loans.

Installment loans to individuals totaled $8.8 million, or 1.4%, of the total loan portfolio at December 31, 2011, compared to $10.2 million, or 1.6%, at December 31, 2010. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas we serve. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Reviewing the creditworthiness of the borrowers, as well as taking the appropriate collateral and guaranty positions on such loans, primarily controls credit risk.

Municipal loans totaled $16.6 million at December 31, 2011 compared to $16.9 million at year-end 2010. Municipal loans are short or long-term loans to municipalities for the funding of various projects. The proceeds of these loans are collateralized by the backing of the corresponding taxing authority and can be used for general municipal purposes or revenue producing projects.

Table 4 details expected maturities by loan purpose as of December 31, 2011. Those loans with expected maturities over one year are further scheduled by fixed rate or variable rate interest sensitivity.

Table 4: Loan Maturity and Interest Rate Sensitivity

	Maturity
December 31, 2011	Within 1 Year	1-5 Years	After 5 Years	Total
	(dollars in thousands)
Loans secured primarily by real estate:
Secured by 1-to-4 family residential	$52,456	$28,922	$62,078	$143,456
Construction	29,069	21,850	2,687	53,606
Commercial real estate	94,544	178,091	44,182	316,817
Commercial, financial and agricultural	34,818	39,968	16,964	91,750
Municipal	1,135	2,868	12,574	16,577
Consumer	4,171	4,374	264	8,809
Total	$216,193	$276,073	$138,749	$631,015

	Interest sensitivity
	Fixed rate	Variable rate
Due after one year	$274,751	$140,071

Note that commercial real estate loans have been adjusted for deferred fees, net of costs, in this analysis.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, allowance to provide for anticipated loan losses, and nonaccrual and charge-off policies.

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

In general, our loan policy establishes underwriting guidelines for each of our major loan categories. In addition to requiring financial statements, applications, credit histories and credit analyses for underwriting our loans, some of the more significant guidelines for specific types of loans are:

•

For commercial real estate loans, maximum loan-to-value ratios range from 50% to 80% upon origination, depending on the collateral securing the loan. Loan terms have a maximum amortization period of 20 years. Hazard insurance is required on collateral securitizing the loan and appropriate legal work is performed to verify our lien position.

•

For first mortgage 1-4 family residential real estate loans, maximum loan-to-value ratios do not generally exceed 80% upon origination, unless private mortgage insurance is purchased by the borrower. Loan terms have a maximum amortization period of 30 years. Hazard insurance is required on collateral securing the loan and appropriate legal work is performed to verify our lien position.

•

For commercial and industrial loans, loan-to-value ratios and loan terms will vary, reflecting varied collateral securitizing the loan. Documentation required for the loan transaction may include income tax returns, financial statements, profit and loss budgets and cash flow projections. Loans included in this type are short-term loans, lines of credit, term loans and floor plans.

•

For home equity loans and second mortgages, maximum loan-to-value ratios do not generally exceed 85%. Hazard insurance is required on collateral securing the loan and appropriate legal work is performed to verify our lien position.

On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific credit reserve established for expected losses relating to specific individual loans for which the recorded investment in the loans exceeds its fair value; (ii) general portfolio reserve based on historical loan loss experience for significant loan categories; and (iii) general portfolio reserve based on economic conditions as well as specific factors in the markets in which we operate.

The specific credit reserve for the ALL is based on a regular analysis by the loan officers of all commercial credits. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans that have been deemed impaired are evaluated. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. If the carrying value of the loan exceeds the fair value less estimated costs to sell, a specific reserve is established. Such reserves are reviewed by the CCO and the Delinquent Asset Review Team.

During 2010, a specific reserve of $2.3 million was recorded on a credit relationship of $7.8 million. As a result of receipt of updated valuations of the collateral securing the loan during the third quarter of 2011, $2.3 million of the total $7.8 million credit relationship was charged off.

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular categories, analyzed as a group. As it relates to the historical loss component, in December 2009 we reduced the historical loss look-back period from sixteen quarters to between eight and twelve quarters. We believe using the average of the eight and twelve quarters for historical charge-off factors enables the model to provide a better reflection of the recent economic times. We determine General Reserves – Other by taking into account other factors, such as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values. By nature, our general reserve changes with our fluid lending environment and the overall economic environment in which we lend. As such, we are continually attempting to enhance this portion of the allocation process to reflect anticipated losses in our portfolio driven by these changing factors. Economic statistics, specifically unemployment and inflation rates for national, state and local markets are monitored and factored into the allocation to address repayment risk. Further identification and management of portfolio concentration risks, both by loan category and by specific markets, is reflected in the general allocation component.

All of the factors we take into account in determining the ALL in the general categories are subject to change; thus, the reserves are not necessarily indicative of the loan categories in which future loan losses will occur. As loan balances and estimated losses in a particular loan type decrease or increase and as the factors and resulting allocations are monitored by management, changes in the risk profile of the various parts of the loan portfolio may be reflected in the allowance.

Table 5: Quarterly Allowance for Loan Loss Components

	As of
	12/31/10	03/31/11	6/30/11	9/30/11	12/31/11
	(dollars in thousands)
Component 1 – Specific credit reserve	$2,838	$2,186	$3,134	$2,679	$1,035
Component 2 – General reserves	8,624	9,172	9,518	9,755	8,588
Unallocated	40	740	8	423	1,015
Allowance for Loan Losses	$11,502	$12,098	$12,660	$12,857	$10,638

Management believes the ALL is at an appropriate level to absorb probable and inherent losses in the loan portfolio at December 31, 2011 and while the model determines the ALL in components, the entire ALL is available to cover any loss within the loan portfolio. Although there is an unallocated portion of the ALL of $1.0 million, management believes the current level is appropriate. The main reason for the excess unallocated allowance is due to a decrease in the general reserves, primarily driven by a reduction in the historical loss component. This is an indicator that the quality of our loan portfolio has shown improvement when compared to our historical losses. However, our model is highly subjective and there is a lack of precision in its results. Other factors need to be considered when determining appropriate levels. We continue to receive pressure from regulators to maintain high levels in our ALL balances. When compared to our peer group, our ALL balance as a percent of nonperforming loans and outstanding loans is lower than our peers. Also, due to continued economic uncertainty in local and state markets, we may see declines in property values as updated valuations are obtained. For these reasons, we continue to monitor our model results and will make necessary changes in the future when deemed necessary.

Proactive efforts to collect on all nonperforming loans, including use of the legal process when deemed appropriate to minimize the risk of further deterioration of such loans, will be ongoing. In the event that the facts and circumstances relating to these nonperforming loans change, additions to the ALL may become necessary. With respect to the remainder of the loan portfolio, while management uses available information to recognize losses on loans, future adjustments to the ALL may become necessary based on changes in economic conditions and the impact of such changes on our borrowers. Management remains watchful of credit quality issues and believes that issues within the portfolio are reflective of the challenging economic environment experienced over the past few years. Should the economic climate deteriorate further, the level of nonperforming loans, charge-offs and delinquencies could rise, warranting an increase in the provision.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when their credit evaluations differ from those of management, based on their judgments regarding information available to them at the time of their examinations.

As Table 6 indicates, the ALL at December 31, 2011 was $10.6 million compared to $11.5 million at December 31, 2010. Loans increased 0.2% in 2011, while the allowance as a percent of gross loans decreased to 1.69% from 1.83% at year-end 2010. Net commercial real estate loan charge-offs represented 57.4% of the total net charge-offs for 2011 versus 75.8% for 2010, while real estate-construction loan net charge-offs represented 5.3% of the total net charge-offs for 2011 versus 33.6% for 2010. Net residential real estate charge-offs represented 32.0% of total net charge-offs for 2011 versus a small net recovery in 2010. Net loan charge-offs increased in 2011 to $5.8 million from $5.4 million in 2010. The ALL as a percent of total loans remained relatively stable between December 31, 2010 and December 31, 2011. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 6: Loan Loss Experience

	Years Ended December 31, (Dollars in thousands)
	2011	2010	2009	2008	2007

Daily average amount of loans	$629,759	$642,312	$699,091	$743,930	$804,494
Loans, end of period	$631,015	$629,891	$651,894	$728,722	$760,210

ALL, at beginning of year	$11,502	$9,600	$13,561	$11,840	$8,058
Loans charged off:
Real estate-1-4 family residential	1,903	156	2,297	587	437
Real estate-construction	373	1,837	647	2,355	25
Real estate-commercial	3,499	5,443	3,766	11,289	2,154
Commercial, financial and agricultural loans	625	1,030	4,135	2,301	3,627
Consumer installment loans	223	123	413	135	215

Total loans charged off	6,623	8,589	11,258	16,667	6,458

Recoveries of loans previously charged off:
Real estate-1-4 family residential	12	207	24	164	63
Real estate-construction	59	4	238	—	—
Real estate-commercial	103	1,316	149	78	113
Commercial, financial and agricultural loans	482	1,553	355	143	206
Consumer installment loans	53	61	31	42	97

Total loans recovered	709	3,141	797	427	479
Net loans charged off (“NCOs”)	5,914	5,448	10,461	16,240	5,979
Additions to ALL charged to operations	5,050	7,350	6,500	17,961	9,761
ALL, at end of year	$10,638	$11,502	$9,600	$13,561	$11,840
Ratio of NCOs during period to average loans outstanding	0.94%	0.85%	1.50%	2.18%	0.74%
Ratio of ALL to NCOs	1.80	2.11	0.92	0.84	1.98
Ratio of ALL to total loans end of period	1.69%	1.83%	1.47%	1.86%	1.56%

Table 7 shows the amount of the ALL by loan class on the dates indicated. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more risk of loss associated with them will have a proportionally larger amount of the ALL allocated to them than do loans that have historically less risk of loss.

Table 7: Allowance for Loan Losses by Loan Class

	As of December 31, (dollars in thousands)
	2011		2010		2009		2008		2007
	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial, financial & agricultural	$770	14.5%	$1,189	11.7%	$1,496	12.8%	$6,375	15.2%	$3,405	16.8%
Commercial real estate	5,467	50.3	6,355	54.6	4,558	54.2	4,726	52.3	5,367	50.8
Real estate
Construction	1,231	8.5	1,424	8.8	1,184	9.6	806	9.6	1,774	12.2
Residential	1,995	22.7	2,103	20.6	1,453	19.1	1,308	18.4	987	15.8
Consumer installment loans	161	1.4	391	1.6	375	1.8	259	1.8	306	1.9
Municipal loans	—	2.6	—	2.7	—	2.5	17	2.7	—	2.5
Not specifically allocated	1,014		40		534		70		1
Total allowance	$10,638	100.0%	$11,502	100.0%	$9,600	100.0%	$13,561	100.0%	$11,840	100.0%

Nonperforming Loans and Foreclosed Properties

Management encourages early identification of nonaccrual and problem loans in order to minimize the risk of loss.

Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans non-accruing. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest, or earlier if the loan is moved to nonaccrual status before 90 days. When interest accruals are discontinued, unpaid interest credited to income is reversed. If collection is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income.

Restructuring loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule changes, interest rate reductions, or principal charge-offs. A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and we grant a concession to that borrower that we would not otherwise consider except for the borrower’s financial difficulties. A TDR may be either accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. A loan that is modified at a market rate of interest may no longer be classified as a TDR in the calendar year subsequent to the restructuring if it is in compliance with the modified terms. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status.

Also included in our restructured notes are modifications where a note is separated into two notes (A/B notes). The A note is considered an impaired loan, either accruing or nonaccruing while the B note is charged-off. The A note will be a restructured note through the current calendar year, but may no longer be classified as a TDR in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.

Table 8: Nonperforming Loans and Foreclosed properties

	December 31, (dollars in thousands)
	2011	2010	2009	2008	2007

Nonaccrual loans	$15,242	$15,877	$23,247	$43,687	$37,555
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans, non-accruing	4,341	623	3,343	367	—
Total nonperforming loans (NPLs)	19,583	16,500	26,590	44,054	37,555
Foreclosed properties	12,119	15,952	14,995	7,143	5,167
Total nonperforming assets (NPAs)	$31,702	$32,452	$41,585	$51,197	$42,722

Ratios:
NPLs to total loans	3.10%	2.62%	4.08%	6.04%	4.94%
NPAs to total assets	2.92%	3.08%	3.98%	4.82%	3.86%
ALL to NPLs	54.32%	69.71%	36.10%	30.78%	31.53%

Nonperforming loans at December 31, 2011 were $19.6 million compared to $16.5 million at December 31, 2010. Nonperforming loans increased $3.1 million, or 18.7% from December 31, 2010. Management believes collateral is currently sufficient to recover the net carrying value of those loans in the event of foreclosure or repossession, and has aggressively charged off collateral deficiencies. Our assessment is based on recent appraisals, professional market valuations and/or sales agreements with respect to each of the properties. Management is continually monitoring these relationships and in the event facts and circumstances change, additional PFLLs may be necessary.

Table 9: Quarterly Nonaccrual and Restructured Loans

	Quarters Ended (dollars in thousands)
	12/31/11	09/30/11	06/30/11	03/31/11	12/31/10

Nonaccrual Loans	$15,242	$19,027	$16,759	$17,027	$15,877
Loans restructured in a troubled debt restructuring, non-accruing	4,341	5,287	5,288	165	623
Total Nonperforming Loans (“NPL”)	$19,583	$24,314	$22,047	$17,192	$16,500

Restructured loans, accruing interest	$22,009	$20,461	$18,559	$22,777	$13,090

Included in restructured loans non-accruing is a loan in the real estate-commercial category in the amount of $5.1 million. As of December 31, 2010, this loan was current (less than 30 days past due), was not impaired, and a current plan for financing was in process. In January 2011, the financing plan was not completed and the loan was downgraded and moved to an impaired status. At that time, an impairment analysis was performed and no loss exposure identified based on the evaluation. In June 2011, that loan was moved to nonaccrual status and $0.9 million was charged-off.

Table 10: 30-89 Days Past Due Loans

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	12/31/11	09/30/11	06/30/11	03/31/11	12/31/10
Total secured by real estate	$3,352	$2,555	$3,355	$7,615	$5,428
Commercial and industrial loans	39	91	249	1,877	280
Loans to individuals	59	141	44	54	95
All other loans	—	—	—	60	9
Total	$3,450	$2,787	$3,648	$9,606	$5,812
Percent of total loans	0.55%	0.44%	0.59%	1.55%	0.92%

As indicated above, loan balances 30 to 89 days past due have decreased by $2.4 million since December 31, 2010. As the loans continue through the collection process, we anticipate these past due levels will continue to decline.

Table 11: Foregone Loan Interest

The following table shows, for those loans accounted for on a nonaccrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

	Years ended December 31, (dollars in thousands)
	2011	2010	2009
Interest income in accordance with original terms	$1,250	$873	$1,981
Interest income recognized	(98)	(217)	(245)
Reduction in interest income	$1,152	$656	$1,736

Foreclosed properties, which represent properties that we acquired through foreclosure or in satisfaction of debt, totaled $12.1 million at December 31, 2011. This compared to $16.0 million at year-end 2010. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Activity for foreclosed properties for 2011, 2010 and 2009, including costs of operation are shown in Table 12:

Table 12: Foreclosed Properties Summary

	Years ended December 31, (dollars in thousands)
	2011	2010	2009
Income from operation of foreclosed properties	$391	$433	$118
Expense from operation of foreclosed properties	(2,736)	(3,222)	(1,403)
Net gains from sale of foreclosed properties	205	39	108

Cost of operation and sale of foreclosed properties	$(2,140)	$(2,750)	$(1,177)

Investment Portfolio

Our investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and earning potential.

Table 13: Investment Portfolio

	December 31, (dollars in thousands)
	2011	2010	2009
Securities Available for Sale (“AFS”):
U.S. Treasury and U.S. government sponsored agency securities	$14,089	$33,708	$30,000
Obligations of states and political subdivisions	53,638	52,274	38,042
Mortgage-backed securities	191,343	158,438	118,982
Asset-backed securities	5,288	6,202	—
Private placement and corporate bonds	12,070	12,036	15,137
Other equity securities	1,654	2,435	3,330
Total amortized cost	$278,082	$265,093	$205,491
Total fair value and carrying value	$284,331	$266,760	$204,834

Securities classified as available for sale are those securities which we have determined might be sold to manage interest rates, reposition holdings to increase returns or modify durations, or in response to changes in interest rates or other economic factors. They may or may not be held until maturity. Securities available for sale are carried at fair value. Such fair values are monitored at least quarterly and more frequently as economic conditions warrant. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to fair value that are considered temporary at December 31, 2011 and 2010 are recorded as a separate component of equity, net of tax. If an impairment of a security is identified as other-than-temporary due to credit deterioration based on information available such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are recorded in the consolidated statement of operations.

During 2011, securities with a fair value of $32.8 million were sold and $110.7 million of other securities were purchased. Gains of $0.7 million were realized on the sale of securities in 2011.

Table 14: Securities Portfolio Maturity Distribution (dollars in thousands, rates on a tax-equivalent basis)

			Securities AFS – maturity distribution and weighted average yield at December 31, 2011
	Within one year		After one year but Within five years		After five years but Within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government-sponsored agency securities	$—	—%	$10,129	1.40%	$4,009	2.00%	$—	—%	$14,138	1.57%
Mortgage-backed securities	5,830	4.71	169,688	3.55	12,710	2.68	5,364	2.87	193,592	3.51
Asset-backed securities	—	—	744	1.84	2,901	1.11	1,324	1.71	4,969	1.38
Obligations of states and political subdivisions	587	3.24	7,761	2.70	39,546	3.98	9,872	4.16	57,766	3.83
Private placement and corporate bonds	—	—	—	—	—	—	12,212	6.95	12,212	6.95
Other securities	1,654	3.84	—	—	—	—	—	—	1,654	3.84
Total carrying value	$8,071	4.40%	$188,322	3.32%	$59,166	3.37%	$28,772	4.99%	$284,331	3.53%

Average securities balances totaled $316.3 million in 2011 compared with $296.1 million in 2010. In 2011, average taxable securities comprised approximately 86.8% of the total average investments compared to 86.7% in 2010.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate.

During 2011, we hired a third party valuation firm to determine an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as our net worth, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation ranges obtained from that firm exceeded the carrying value including goodwill, step one of the impairment test established under generally accepted accounting principles was met and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2011, the valuation exceeded the carrying value by a range of 23% to 33%. As of December 31, 2011, there are no conditions that would require goodwill impairment to be reevaluated.

Deposits

Deposits are our largest source of funds. Average total deposits for 2011 were $841.1 million, an increase of 1.4% from 2010. At December 31, 2011, deposits totaled $865.2 million, an increase of $12.6 million (1.5%) from $852.6 million at December 31, 2010. During 2011, we increased our core deposits, primarily money market deposits, without having to use aggressive pricing techniques. We also saw a customer preference towards money market deposits as customers moved out of time deposits. Average brokered certificates of deposit increased $7.2 million (17.7%) between 2010 and 2011 and total brokered certificates of deposit decreased $2.4 million to $43.2 million at year-end 2011 from $45.6 million at December 31, 2010. The reduction in brokered certificates of deposit was a result of our strategic decision to allow those deposits to mature in order to reduce our reliance on non-core funding sources. From a liquidity standpoint, those funds were not necessary as our cash position was sufficient to pay time deposits as they matured and otherwise provided us with liquidity for our operations. Management views brokered certificates of deposits as a stable source of funds. If liquidity concerns arise, we believe (but cannot be assured) that we have alternative sources of funds, such as lines with correspondent banks and borrowing arrangements with the FHLB. Typically, overall deposit balances for the first six months of the year tend to decline slightly as a result of the seasonality of our customer base, as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.

Table 15: Average Deposits Distribution

For the year ended
December 31,
(dollars in thousands)

	2011			2010			2009
	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate
Noninterest-bearing demand deposits	$96,385	11.5%	0.0%	$83,898	10.1%	0.0%	$72,368	8.6%	0.0%
Interest-bearing demand deposits	131,509	15.6	0.3	154,035	18.6	0.4	135,430	16.1	0.4
Savings deposits	291,132	34.6	0.5	248,903	30.0	0.7	231,315	27.6	0.7
Other time deposits (excluding brokered deposits)	184,156	21.9	1.57	198,448	23.9	2.0	210,165	25.1	3.0
Time deposits $100,000 and over (excluding brokered deposits)	89,988	10.7	1.57	103,896	12.5	2.2	108,932	13.0	3.2
Brokered certificates of deposit	47,957	5.7	1.78	40,762	4.9	2.8	80,648	9.6	4.1
Total deposits	$841,127	100.0%		$829,942	100.0%		$838,858	100.0%

Table 16: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2011 (dollars in thousands)
	Certificates of Deposit	Other Time Deposits	Total

Three months or less	$15,753	$2,453	$18,206
Over three months through six months	17,757	658	18,415
Over six months through twelve months	29,942	1,054	30,996
Over twelve months	55,045	2,714	57,759
Total	$118,497	$6,879	$125,376

As shown in Table 15, noninterest bearing demand deposits in 2011 averaged $96.4 million, up 14.9% from $83.9 million in 2010. This $12.5 million increase reflects the shift to noninterest-bearing from interest-bearing accounts. As of December 31, 2011, noninterest-bearing demand deposits totaled $104.4 million compared to $84.6 million at year-end 2010.

Interest-bearing deposits generally consist of interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). In 2011, interest-bearing deposits averaged $744.7 million, a decrease of 0.2% from 2010. Average balances of NOW accounts, savings deposits and money market accounts increased $19.7 million (4.9%) as a result of customer preference to shorter terms in a down interest rate environment. During the same period, time deposits, including CDs and IRAs (other than brokered time deposits and time deposits over $100,000) decreased on average by $14.3 million (7.2%), primarily in response to customer reaction to aggressive rate declines in national markets. Average time deposits over $100,000, other than brokered time deposits, decreased by $13.9 million (13.4%). These deposits were priced within the framework of our rate structure and did not materially affect the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continue to limit our core deposit growth in these types of deposits. Because of this reduced growth, our average brokered deposits increased $7.2 million, (17.7%) in 2011 compared to 2010.

In 2012, we will continue to focus on attracting and retaining core deposit accounts and expanding customer deposit relationships by emphasizing customer service and convenience and new product offerings, and competitive pricing. In the event that core deposit growth goals are not accomplished, we will continue to look at other wholesale sources of funds.

Other funding sources

Total other funding sources, including short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, convertible promissory notes and subordinated debentures, were $128.1 million at December 31, 2011, an increase of $13.3 million, (11.6%), from $114.8 million at December 31, 2010. Borrowings from the FHLB are secured by our portfolio of one-to-four family residential mortgages, home equity lines of credit and eligible investment securities allowing us to use FHLB borrowings for additional funding purposes.

Table 17: Short-term Borrowings

	December 31, (dollars in thousands)
	2011	2010	2009
Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$47,566	$19,236	$21,122
Average amounts outstanding during year	26,013	24,626	23,330
Maximum month-end amounts outstanding	47,566	31,316	33,757
Average interest rates on amounts outstanding at end of year	0.30%	0.31%	0.50%
Average interest rates on amounts outstanding during year	0.41%	0.39%	0.71%

Federal funds are purchased from money center banks and correspondent banks at prevailing overnight interest rates. Securities are sold to Bank customers under repurchase agreements at prevailing market rates.

Long-term Debt

On March 31, 2006, we issued $16.1 million of trust preferred securities and $0.5 million of trust common securities issued under the name Baylake Capital Trust II (“Trust II”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.93% at December 31, 2011). Trust II’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related subordinated debentures to the Trust. Our obligations under the subordinated debentures include a conditional guarantee by us of the Trust’s obligations under the trust securities issued by the trust. In addition, under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payments of interest on the Debentures or if certain related defaults occurred. At December 31, 2011 we are current on our interest payments.

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

We incurred debt offering issuance costs of $0.2 million in conjunction with the issuance of the Convertible Notes. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which runs through October 1, 2014. The total amount of Convertible Notes outstanding at December 31, 2011 is $9.45 million.

Contractual Obligations

As of December 31, 2011, we were contractually obligated under long-term agreements as follows:

Table 18: Contractual Obligations

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Certificates of deposit and other time deposit obligations	$303,519	$169,780	$119,853	$13,886	$—
Repurchase agreements	47,566	47,566	—	—	—
Subordinated debentures	16,100	—	—	—	16,100
Convertible promissory notes (1)	9,450	—	9,450	—	—
FHLB advances	55,000	15,000	28,000	12,000	—
Totals	$431,635	$232,346	$157,303	$25,886	$16,100

(1)

One-half of the Convertible Notes are mandatorily convertible to shares of common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed is payable at maturity on June 30, 2017.

For a discussion of these contractual obligations, see Note 11, “Subordinated Debentures,” and Note 12, “Convertible Promissory Notes,” to the Consolidated Financial Statements included in Item 8 below.

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

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings and the offerings of subordinated debentures and convertible promissory notes. We generally manage our liquidity position in order to provide funds necessary to pay dividends to our shareholders. Prior to 2008, dividends received from the Bank were our main source of liquidity. After consultation with our federal and state regulators, our Board of Directors elected to forego paying the dividend normally paid to our shareholders beginning in the first quarter of 2008. Subsequently, we and the Bank entered into the Written Agreement, which requires regulatory approval prior to the declaration or payment of any dividends. As such, we will need to seek prior approval from the Wisconsin Department of Financial Institutions as well as the FRB prior to declaring any dividends while the Written Agreement is in place. In January 2012, we requested advance approval to declare a $0.01 per share dividend. We received the approval and the dividend was paid on February 10, 2012.

The Bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, maturing loans, the maturity and marketability of our investment portfolio, access to other funding sources, marketability of certain of our assets, the ability to use our loan and investment portfolios as collateral for secured borrowings and a strong capital position.

Maturing investments and investment sales have been a primary source of liquidity at the Bank. Principal payments on investments totaling $63.9 million were received in 2011 and $32.1 million of proceeds were received from investment sales. Offsetting these amounts, $110.7 million in investments were purchased in 2011. At December 31, 2011, the carrying value of investment securities maturing within one year was $8.1 million, or 2.8% of the total investment securities portfolio. This compares to 2.1% of our investment securities with one year or less maturities as of December 31, 2010. At December 31, 2011 and 2010 the mortgage-backed securities portfolio was $193.6 million (68.1%), and $159.6 million (59.8%), respectively, of the investment portfolio. Approximately 8.4%, or $16.2 million, of the mortgage-backed securities outstanding at December 31, 2011 were issued and guaranteed by the Government National Mortgage Associate (“GNMA”) or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 67.5%, or $130.7 million, of the mortgage-backed securities outstanding at December 31, 2011 were issued by either the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist with agency-backed securities, but only comprised approximately 24.1%, or $46.7 million, of the outstanding mortgage-backed securities at December 31, 2011. We evaluate these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

During 2011 and 2010, we maintained large balances at the Federal Reserve Bank for liquidity purposes. On average, those balances were $52.1 million in 2011 and $42.9 million in 2010. At year-end, the balance was $66.2 million. We anticipate reducing those balances in 2012.

Deposit growth is another potential source of liquidity for the Bank. As a financing activity reflected in the 2011 Consolidated Statements of Cash Flows, deposit increases were $12.6 million in 2011. The Bank’s overall average deposit base increased $11.2 million or 1.4% during 2011. Deposit growth is potentially the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow would require the Bank to develop alternative sources of funds which may not be as liquid and may be potentially a more costly alternative.

Federal funds sold averaged $2.0 million in 2011 compared to $1.7 million in 2010. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically has higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2011, the Bank had nominal federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. At December 31, 2011, the Bank had $216.2 million, or 34.3% of total loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank’s liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause us to acquire other sources of funding which could be harder to find and, therefore, more costly to acquire.

Within the classification of short-term borrowings at year-end 2011, securities sold under agreements to repurchase totaled $47.6 million. At December 31, 2011, the Bank had no federal funds purchased. Generally, federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. At December 31, 2011, the Bank had $30.0 million available in the form of federal funds lines. Short-term and long-term FHLB advances are another source of funds, totaling $55.0 million at year-end 2011. At December 31, 2011, the Bank had $28.6 million in the form of additional available FHLB credit.

The Bank’s liquidity resources were sufficient in 2011 to fund the deposit run-off, growth in investments and meet other cash needs as they arose.

Management expects that deposit growth will be the primary funding source of the Bank’s liquidity on a long-term basis, along with a stable earnings base, the resulting cash generated by operating activities, and a strong capital position. Although securities sold under agreements to repurchase provided funds in 2011, management expects deposit growth resulting from marketing efforts to attract and retain core deposits, as well as brokered deposits, to be a reliable funding source in the future. Shorter-term liquidity needs will be primarily derived from growth in short-term borrowings, maturing federal funds sold and portfolio investments, loan maturities and access to other funding sources.

In assessing liquidity, historical information such as seasonality (the effect on liquidity of loan demand starts before and during the tourist season and deposit draw down which affects liquidity shortly before and during the early part of the tourist season), local economic cycles and the economy in general are considered along with the current ratios, management goals and our resources available to meet anticipated liquidity needs. Management believes that, in the current economic environment, our liquidity position is adequate. To management’s knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result, or are reasonably likely to result, in a material increase or decrease in our liquidity.

Capital Resources

Stockholders’ equity at December 31, 2011 increased $7.3 million or 9.5% to $84.4 million, compared to $77.1 million at the end of 2010. Accumulated other comprehensive income increased to $3.8 million at year-end 2011 versus accumulated other comprehensive income of $1.0 million at year-end 2010. The ratio of stockholders’ equity to assets at December 31, 2011 was 7.8%, compared to 7.3% at year-end 2010.

Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualify as Tier 2 capital. As of December 31, 2011, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 capital. Our convertible promissory notes, which qualify as Tier 2 capital, totaled $9.45 million at the end of 2011.

No cash dividends were declared in 2011 and 2010. In January 2012, we declared a $0.01 per share dividend.

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

Effective December 29, 2010, we and the Bank entered into a written agreement with the Federal Reserve Bank of Chicago and the State of Wisconsin Department of Financial Institutions (the “Written Agreement”). Under the terms of the Written Agreement, both we and the Bank have agreed, among other things, to: (a) submit for approval plans to maintain sufficient capital; (b) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers and legal and regulatory limitations on indemnification payments and severance payments; (c) refrain from declaring or paying dividends absent prior regulatory approval. Failure to comply with the provisions of the Written Agreement could result in the imposition of additional restrictions and/or sanctions by the Federal Reserve Bank and WDFI and could have a material adverse effect on our consolidated financial condition and results of operation. As of the date of this filing, we and the Bank have complied with all terms of the Written Agreement

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. As of December 31, 2011, our Tier 1 capital ratio was 11.03%, our total capital ratio was 13.54%, and our leverage ratio was 7.93%.

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

We measure our overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the changes in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of an immediate and sustained 100 bp and 200 bp increase in market interest rates or a 100 bp and 200 bp decrease in market rates. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market interest rate movements. The table below presents our projected changes in net interest income for 2012 based on financial data at December 31, 2011, for the various rate shock levels indicated.

Table 20: Net Interest Income Sensitivity Analysis

Potential impact on 2012 consolidated net interest income	Net Interest Income (Dollars in thousands)
	Amount	Potential Change in Net Interest Income ($)	Potential Change in Net Interest Income (%)

+ 200 bps	$32,258	$105	0.3%
+ 100 bps	$32,031	$(122)	(0.4)%
Base	32,153
- 100 bps	$30,717	$(1,436)	(4.5)%
- 200 bps	$30,028	$(2,125)	(6.6)%

Note: The table above may not be indicative of future results.

In order to limit exposure to interest rate risk, we have developed strategies to manage our liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities including the FHLB borrowings. The origination of floating rate loans such as business, construction and other prime or London Interbank Offered Rate (“LIBOR”)-based loans is emphasized. The majority of fixed rate loans have re-pricing periods less than five years. The mix of floating and fixed rate assets is designed to mitigate the impact of rate changes on our net interest income. Virtually all fixed rate residential mortgage loans with maturities greater than five years are sold into the secondary market.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2011, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accountants have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

/s/Robert J. Cera	/s/Kevin L. LaLuzerne
Robert J. Cera	Kevin L. LaLuzerne
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors

Baylake Corp.

Sturgeon Bay, WI

We have audited the accompanying consolidated balance sheets of Baylake Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operation, changes in stockholders’ equity and cash flows for the years ended December 31, 2011, 2010, and 2009. We also have audited Baylake Corp.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baylake Corp. as of December 31, 2011 and 2010, and the results of their operations and cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Baylake Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin

March 2, 2012

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Dollar amounts in thousands, except per share data)

	2011	2010
ASSETS
Cash and due from financial institutions	$86,980	$54,555
Federal funds sold	513	1
Securities available for sale	284,331	266,760
Loans held for sale	1,869	6,400
Loans, net of allowance of $10,638 and $11,502, in 2011 and 2010	620,377	618,389
Cash surrender value of life insurance	23,064	24,472
Premises and equipment, net	22,953	23,604
Federal Home Loan Bank stock	6,792	6,792
Foreclosed properties, net	12,119	15,952
Goodwill	6,641	6,641
Deferred income taxes	7,145	9,202
Accrued interest receivable	3,381	4,165
Other assets	10,764	15,520

Total assets	$1,086,929	$1,052,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$104,446	$84,552
Interest-bearing	760,741	768,014
Total deposits	865,187	852,566

Federal Home Loan Bank advances	55,000	70,000
Federal funds purchased and repurchase agreements	47,566	19,236
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	9,450
Accrued expenses and other liabilities	9,225	8,034
Total liabilities	1,002,528	975,386
Commitments and Contingencies (Note 14)
Common stock, $5 par value, authorized 50,000,000; issued-8,132,552 shares in 2011 and 2010, outstanding-7,911,539 shares in 2011 and 2010	40,662	40,662
Additional paid-in capital	12,066	11,980
Retained earnings	31,441	26,965
Treasury stock (221,013 shares in 2011 and 2010)	(3,549)	(3,549)
Accumulated other comprehensive income	3,781	1,009
Total stockholders’ equity	84,401	77,067

Total liabilities and stockholders’ equity	$1,086,929	$1,052,453

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2011, 2010, and 2009
(Dollar amounts in thousands, except per share data)

	2011	2010	2009
Interest and dividend income
Loans, including fees	$33,384	$35,669	$38,698
Taxable securities	7,101	7,763	7,020
Tax exempt securities	1,501	1,501	1,635
Federal funds sold and other	136	117	115
Total interest and dividend income	42,122	45,050	47,468
Interest expense
Deposits	7,158	9,668	15,292
Federal funds purchased and repurchase agreements	79	95	166
Federal Home Loan Bank advances and other debt	1,093	1,926	2,272
Subordinated debentures	272	276	365
Convertible promissory notes	980	860	164
Total interest expense	9,582	12,825	18,259

Net interest income	32,540	32,225	29,209

Provision for loan losses	5,050	7,350	6,500

Net interest income after provision for loan losses	27,490	24,875	22,709
Noninterest income
Fees from fiduciary activities	919	947	634
Fees from loan servicing	709	605	720
Fees for other services to customers	4,985	5,044	5,171
Gains (losses) from sales of loans	1,479	(73)	988
Net decrease in valuation of mortgage servicing rights	(292)	(87)	(359)
Net gains from sale of securities	651	1,398	4,163
Net gains (losses) from sales and disposal of premises and equipment	(5)	(83)	2
Net increase in cash surrender value of life insurance	451	468	627
Income in equity of UFS subsidiary	815	604	462
Other income	308	132	77
Total noninterest income	10,020	8,955	12,485
Noninterest expenses
Salaries and employee benefits	17,182	16,649	16,151
Occupancy expense	2,273	2,348	2,452
Equipment expense	1,199	1,238	1,396
Data processing and courier	842	884	962
FDIC insurance expense	2,431	2,656	2,334
Operations of other real estate	2,140	2,750	1,177
Provision for impairment of standby letters of credit	68	737	20
Loan and collection expense	771	773	659
Other outside services	689	808	703
Other operating expenses	4,032	4,766	4,124
Total noninterest expenses	31,627	33,609	29,978
Income before provision for (benefit from) income taxes	5,883	221	5,216
Provision for (benefit from) income taxes	1,407	(916)	887
Net income	$4,476	$1,137	$4,329

Basic earnings per common share	$0.57	$0.14	$0.55
Diluted earnings per common share	$0.57	$0.14	$0.55

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2011, 2010, and 2009
(Dollar amounts in thousands, except per share data)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (loss)
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount					Stockholders’ Equity

Balance, January 1, 2009	7,911,539	$40,662	$11,977	$21,499	$(3,549)	$(1,635)	$68,954

Net income for the year	—	—	—	4,329	—	—	4,329
Net changes in unrealized gains/losses on securities available for sale	—	—	—	—	—	6,359	6,359
Reclassification adjustment for net gains realized in income						(4,163)	(4,163)
Tax effect						(883)	(883)
Total comprehensive income							5,642
Stock based compensation expense recognized, net of income taxes	—	—	2	—	—	—	2

Balance, December 31, 2009	7,911,539	40,662	11,979	25,828	(3,549)	(322)	74,598

Net income for the year	—	—	—	1,137	—	—	1,137
Net changes in unrealized gains/losses on securities available for sale	—	—	—	—	—	3,722	3,722
Reclassification adjustment for net gains realized in income						(1,398)	(1,398)
Tax effect						(993)	(993)
Total comprehensive income							2,468
Stock based compensation expense recognized, net of income taxes	—		1	—	—	—	1

Balance, December 31, 2010	7,911,539	40,662	11,980	26,965	$(3,549)	1,009	77,067

Net income for the year	—	—	—	4,476	—	—	4,476
Net changes in unrealized gains/losses on securities available for sale	—	—	—	—	—	5,233	5,233
Reclassification adjustment for net gains realized in income						(651)	(651)
Tax effect						(1,810)	(1,810)
Total comprehensive income							7,248
Stock based compensation expense recognized, net of income taxes	—	—	86	—	—	—	86

Balance, December 31, 2011	7,911,539	$40,662	$12,066	$31,441	$(3,549)	$3,781	$84,401

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010, and 2009
(Dollar amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$4,476	$1,137	$4,329
Adjustments to reconcile net income to net cash provided to operating activities:
Depreciation	1,338	1,330	1,391
Amortization of debt issuance costs	35	34	12
Amortization of core deposit intangible	—	48	52
Provision for losses on loans	5,050	7,350	6,500
Provision for impairment of letters of credit	68	737	20
Net amortization of premium/discount on securities	2,364	1,732	1,374
Increase in cash surrender value of life insurance	(451)	(468)	(627)
Net gain on life insurance death benefit	(297)	—	—
Net realized gain on sale of securities	(651)	(1,398)	(4,163)
Net losses (gains) on sale of loans	(1,479)	73	(988)
Proceeds from sale of loans held for sale	89,595	101,932	84,188
Origination of loans held for sale	(83,765)	(100,715)	(85,507)
Net decrease in mortgage servicing rights	292	87	359
Loss on loans held for sale	—	726	—
Provision for valuation allowance on foreclosed properties	1,746	2,149	678
Net (gains) losses from sale and disposal of premises and equipment	(5)	83	(2)
Net loss on sale of land held for sale	10	—	—
Net gains from disposals of foreclosed properties	(205)	(39)	(108)
Provision (benefit) from deferred tax expense	247	(1,337)	3,760
Stock-based compensation expense	86	1	2
Income in equity of UFS subsidiary	(815)	(604)	(462)
Changes in assets and liabilities:
Prepaid FDIC assessment	2,319	2,486	(6,658)
Accrued interest receivable and other assets	1,739	1,793	(615)
Income tax refunds	3,046	(631)	—
Payment to reduce LOC valuation allowance	(232)	(2,980)	—
Accrued expenses and other liabilities	1,356	(380)	(2,194)
Net cash flows provided by operating activities	25,867	13,146	1,341

Cash flows from investing activities:
Proceeds from sale of securities available for sale	32,119	56,289	206,529
Principal payments on securities available for sale	63,922	69,341	113,714
Purchase of securities available for sale	(110,743)	(185,566)	(294,675)
Proceeds from sale of foreclosed properties	7,419	2,520	3,775
Proceeds from sale of premises and equipment	13	5	14
Proceeds from sale of land held for sale	308	—	—
Loan originations and payments, net	(12,165)	4,896	54,171
Additions to premises and equipment	(695)	(1,034)	(475)
Proceeds from life insurance surrender	1,698	—	—
Proceeds from life insurance death benefit	457	59	—
Rabbi Trust initial funding	(1,626)	—	—
Net change in federal funds sold	(512)	83	313
Dividend from UFS subsidiary	413	229	750
Net cash provided by (used in) investing activities	(19,392)	(53,178)	84,116

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010, and 2009
(Dollar amounts in thousands)

	2011	2010	2009
Cash flows from financing activities:
Net change in deposits	$12,620	$20,937	$(18,129)
Net change in federal funds purchased and repurchase agreements	28,330	(1,886)	(9,052)
Proceeds from Federal Home Loan Bank advances	—	40,000	20,000
Repayments on Federal Home Loan Bank advances	(15,000)	(55,000)	(20,095)
Proceeds from issuance of convertible promissory notes	—	4,100	5,350
Debt offering costs paid	—	(6)	(174)
Net cash provided by (used in) financing activities	25,950	8,145	(22,100)

Net change in cash and cash equivalents	32,425	(31,887)	63,357

Beginning cash and cash equivalents	54,555	86,442	23,085

Ending cash and cash equivalents	$86,980	$54,555	$86,442

Supplemental cash flow information:
Interest paid	$9,923	$13,474	$19,229
Income taxes refunded, net	2,682	835	—

Supplemental noncash disclosures:
Transfers from loans to foreclosed properties	$5,127	$5,587	$12,196
Mortgage servicing rights resulting from sale of loans	180	224	108
Transfer of loans to loans held for sale	—	7,041	—
Transfer of real estate held for sale to premises and equipment	—	465	—

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands except per share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Baylake Corp. (the Company) include the accounts of the Company, its wholly owned subsidiary Baylake Bank (the Bank), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc., Baylake Insurance Agency, Inc., and Baylake City Center LLC. In December 2010, Baylake City Center LLC was dissolved. All significant intercompany items and transactions have been eliminated. Management has evaluated the impact of all subsequent events and determined that all subsequent events have been appropriately recognized and disclosed in the accompanying consolidated financial statements through the date of this report.

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (UFS), a data processing service. In addition to the ownership interest, UFS and the Company have a common member on each of our respective Boards of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its income is included in other income. On June 27, 2006, UFS amended an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price was $1,000 per share less dividends or distributions to owners. During 2007, options for 120 shares were exercised by the key employee. The remaining options were exercised in 2010. Income in equity of UFS recognized by the Company was $815, $604, and $462 for the years ended 2011, 2010, and 2009, respectively. Amounts paid to UFS for data processing services by Baylake Bank were $1,022, $1,015, and $1,020 in 2011, 2010, and 2009, respectively. The carrying value of our investment in UFS was $4.3 million and $3.9 million at December 31, 2011 and December 31, 2010, respectively. The current book value of UFS is approximately $8,658 per share as of December 31, 2011.

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

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, provision for letter of credit impairment loss, value of foreclosed properties, other than temporary impairment of securities, income tax expense, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash and deposits with other financial institutions. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2011, the deposits not insured were $450.

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses and losses deemed other-than-temporarily impaired due to non-credit issues reported in other comprehensive income, net of tax. Unrealized losses deemed other-than-temporarily impaired due to credit issues are reported in operations. Interest income includes amortization of purchase premium or accretion of purchase discount. Premiums and discounts on securities are recognized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
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

During 2011, the FHLB resumed the payment of cash dividends. In the latter part of 2011, the FHLB announced their intentions to repurchase excess stock from member banks. The initial repurchase is to occur in the first quarter of 2012. Based on the payment of cash dividends and the repurchase of excess stock, the Company has determined that no impairment needs to be recorded on these securities.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructured Loans: Restructured loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule changes, interest rate reductions, or principal charge-offs. A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and a concession is granted to that borrower that would not otherwise be considered except for the borrower’s financial difficulties. A TDR may be accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. A loan that is modified at a market rate of interest may no longer be classified as a TDR in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized separately when they are acquired through sales of loans with servicing retained. Mortgage servicing rights are initially and subsequently recorded at fair value with the offsetting effect recorded as a reduction to gain/loss on sale of loans.

Under the fair value measurement method, the Company measures fair value based on market prices for comparable servicing contracts, when available, or alternatively, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Changes in fair value are indicated as net change in valuation of servicing rights on the consolidated statement of operations in the period in which the change occurs. The fair values of mortgage servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Mortgage servicing rights are carried in other assets on the consolidated balance sheet.

Loan servicing fee income, which is reported on the consolidated statement of operations as fees from loan servicing, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Loan servicing fees totaled $709, $605, and $720 for the years ended December 31, 2011, 2010, and 2009, respectively. Late fees and ancillary fees related to loan servicing are not material.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the net cash surrender value.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
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

Foreclosed Properties: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. These costs include management fees, operating expenses, and valuation write-downs.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 12 years.

Rabbi Trust: During 2011, the Company established a Rabbi Trust to hold proceeds from the surrender of life insurance policies. The assets of the Rabbi trust are invested in investment choices identical to the investments selected by eligible participants in the Company’s Supplemental Executive Retirement Plan (SERP). This provides a hedge to the Company’s liability under the SERP.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets. During 2010, goodwill increased $532 due to the exercise of the remaining stock options held by a key employee of UFS. The goodwill recorded represents the excess of market value over book value.

During 2011, the Company, with the assistance of a third party valuation firm, determined an estimated cash fair value of the Company’s common stock. Consideration was given to the nature and history of the Company, the competitive and economic outlook for the trade area and for the banking industry in general, the book value and financial condition of the Company, the future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as the net worth of the Company, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell the Company’s common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to the Company’s common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of the Company’s common shares was considered to be in excess of the book value. Since the valuation ranges obtained from that firm exceeded the carrying value including goodwill, step one of the impairment test established under generally accepted accounting principles was met and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, the Company would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2011, the valuation exceeded the carrying value by a range of 23% to 33%. As of December 31, 2011, there are no conditions that would require goodwill impairment to be reevaluated.

Long-Term Assets: Premises and equipment, goodwill, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Management has determined that such assets have not been impaired as of December 31, 2011 and 2010.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
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

Advertising Expense: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2011, 2010 and 2009 were $226, $237 and $259, respectively.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $1,512 and $1,445 was required to meet regulatory reserve and clearing requirements at December 31, 2011 and 2010. These balances earn interest.

Dividend Reinvestment Plan: The Company administers a dividend reinvestment plan (DRIP), whereby the Company allocates applicable dividends to acquire, on the participant’s behalf, shares of the Company’s common stock. There were no dividends or shares issued in 2011 and 2010.

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation: The Company accounts for equity awards by recognizing compensation expense related to the stock-based equity awards over the vesting period. See Note 18 for information on stock-based compensation.

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
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. The accounting guidance for income taxes prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon the examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Interest and penalties related to income tax expense are recorded as income tax expense, net of federal and state tax benefit, when the amounts can reasonably be determined.

Reclassifications: Certain items previously reported were reclassified to conform to the current presentation.

Recent Accounting Pronouncements:

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. The new guidance was effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The provisions of this guidance did not have a significant impact on our consolidated financial condition, results of operations or liquidity.

In May 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operations or liquidity.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total number for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments were to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. In October 2011, the FASB deferred the effective date of the amendment. No effective date has been established. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity.

In December 2011, the FASB has issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentations of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
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

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term borrowings and variable rate loans and deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate non-impaired loans and deposits and non-impaired variable rate loans and deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of subordinated debt and convertible promissory notes is based on current rates for similar financing. It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is measured based on the present value of expected future cash flows for instruments where the Bank is obligated to fund such commitments.

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). None of the Company’s securities available for sale at December 31, 2011 or 2010 were measured using Level 1 inputs.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$14,138	$—	$14,138	$—
Mortgage-backed securities	193,592	—	177,330	16,262
Asset-backed securities	4,969		4,969
Obligations of states and political subdivisions	57,766	—	57,766	—
Private placement and corporate bonds	12,212	—	12,212	—
Other securities	1,654	—	1,654	—
Total securities available for sale	284,331	—	268,069	16,262
Mortgage servicing rights	634	—	634	—
Total	$284,965	$—	$268,703	$16,262

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$33,753	$—	$33,753	$—
Mortgage backed securities	159,646	—	159,646	—
Asset-backed securities	5,536	—	5,536	—
Obligations of states and political subdivisions	52,853	—	52,853	—
Private placement and corporate bonds	12,537	—	12,537	—
Other securities	2,435	—	2,435	—
Total securities available for sale	266,760	—	266,760	—
Mortgage servicing rights	746		746
Total	$267,506	$—	$267,506	$—

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

The following table presents additional information about assets measured at fair value on a recurring basis:

	December 31, 2011	December 31, 2010
Balance, beginning of period
Transfer into Level 3	$16,262	$—
Net unrealized gains	—	—
Other comprehensive income	—	—
Principal payments	—	—
Balance, end of period	$16,262	$—

The mortgage-backed securities transferred into level 3 were due to the lack of quoted market prices for the securities.

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,685	$—	$—	$4,685
Foreclosed properties	12,119	—	—	12,119
Total	16,804	—	—	16,804

	December 31, 2010	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,676	$—	$—	$7,676
Foreclosed properties	15,952	—	—	15,952
Total	23,628	—	—	23,628

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$86,980	$86,980	$54,555	$54,555
Federal funds sold	513	513	1	1
Securities available for sale	284,331	284,331	266,760	266,760
Loans held for sale	1,869	1,898	6,400	6,488
Loans, net	620,377	622,967	618,389	622,273
Federal Home Loan Bank stock	6,792	6,792	6,792	6,792
Accrued interest receivable	3,381	3,381	4,165	4,165

Financial liabilities
Deposits	$865,187	$851,054	$852,566	$854,598
Federal funds purchased and repurchase agreements	47,566	47,566	19,236	19,236
Federal Home Loan Bank advances	55,000	56,968	70,000	71,525
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,387	9,450	9,224
Accrued interest payable	898	898	1,239	1,239

Off-balance sheet credit related items: Letter of credit	$1,995	$1,995	$737	$737

NOTE 3 - SECURITIES

The fair value of securities available for sale and the related unrealized gains and losses as of December 31, 2011 and 2010 are as follows:

	2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government sponsored agency securities	$14,138	$49	$—
Obligations of states and political subdivisions	57,766	4,128	—
Asset-backed securities	4,969	132	(451)
Mortgage-backed securities	193,592	4,233	(1,984)
Private placement and corporate bonds	12,212	159	(17)
Other securities	1,654	—	—
	$284,331	$8,701	$(2,452)

	2010
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government sponsored agency securities	$33,753	$80	$(35)
Obligations of states and political subdivisions	52,853	863	(284)
Asset-backed securities	5,536	175	(841)
Mortgage-backed securities	159,646	2,074	(866)
Private placement and corporate bonds	12,537	534	(33)
Other securities	2,435	—	—
	$266,760	$3,726	$(2,059)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (Continued)

Other securities consist of short-term money market mutual funds and equity securities in the Federal Reserve Bank and other nonmarketable equity securities, which are carried at cost.

A summary of sales of securities available for sale during the year ended December 31 is as follows:

	2011	2010	2009
Proceeds	$32,119	$56,289	$206,529
Gross realized gains	669	1,452	4,164
Gross realized losses	18	54	1

The estimated fair value of securities at December 31, 2011, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on other equity securities, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$587
Due after one year through five years	17,890
Due after five years through ten years	43,555
Due after ten years	22,084
84,116
Other equity securities	1,654
Mortgage-backed securities	193,592
Asset-backed securities	4,969
$284,331

Securities pledged to secure public deposits and borrowed funds had a carrying value of $91,120 and $109,370 at December 31, 2011 and 2010, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2011
U.S. government sponsored agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	46,955	(964)	9,363	(1,020)	56,318	(1,984)
Asset-backed securities	—	—	3,645	(451)	3,645	(451)
Private placement and corporate bonds	3,504	(17)	—	—	3,504	(17)
Total temporarily impaired	$50,459	$(981)	$13,008	$(1,471)	$63,467	$(2,452)

2010
U.S. government sponsored agency securities	$4,960	$(35)	$—	$—	$4,960	$(35)
Obligations of states and political subdivisions	15,177	(284)	—	—	15,177	(284)
Mortgage-backed securities	53,582	(838)	5,500	(28)	59,082	(866)
Asset-backed securities	3,889	(841)	—	—	3,889	(841)
Private placement and corporate bonds	—	—	4,967	(33)	4,967	(33)
Total temporarily impaired	$77,608	$(1,998)	$10,467	$(61)	$88,075	$(2,059)

At December 31, 2011, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprises three securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprises two securities.

At December 31, 2010, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprises one security, and corporate bond category with continuous unrealized losses for twelve months or more comprises four securities.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded in other comprehensive income as a separate component of equity, net of income tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the credit worthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the statement of operations. Losses deemed other-than-temporary not due to credit will continue to be recognized in other comprehensive income. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized loss was not deemed other-than-temporary due to credit. Management has determined that more likely than not the Company will not be required to sell the security before its anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (Continued)

At December 31, 2011 and 2010 the mortgage-backed securities portfolio was $193.6 million (68.1%), and $159.6 million (59.8%), respectively, of the investment portfolio. Approximately 8.4%, or $16.2 million, of the mortgage-backed securities outstanding at December 31, 2011 were issued and guaranteed by the Government National Mortgage Associate (“GNMA”) or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 67.5%, or $130.7 million, of the mortgage-backed securities outstanding at December 31, 2011 were issued by either the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist with agency-backed securities, but only comprised approximately 24.1%, or $46.7 million, of the outstanding mortgage-backed securities at December 31, 2011.

NOTE 4 – LOANS

Major classifications of loans as of December 31, 2011 and 2010 are as follows:

	2011	2010

Commercial	$91,750	$73,928
Real estate:
Residential	143,456	129,449
Commercial	317,198	344,263

Construction	53,606	55,467
Consumer	8,809	10,225
Municipal loans	16,577	16,892
Total	631,396	630,224
Less:
Deferred loan origination fees, net of costs	(381)	(333)
Allowance for loan losses	(10,638)	(11,502)
Net Loans	$620,377	$618,389

Loans having a carrying value of $105,114 and $86,744 are pledged as collateral for borrowings from the Federal Home Loan Bank at December 31, 2011 and 2010, respectively.

Certain directors and officers of the Company and the Bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, were loan customers of the Bank during 2011 and 2010.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A summary of the changes in those loans is as follows:

	For the year ended December 31,
	2011	2010

Balance at beginning of year	$5,787	$5,526
New loans made	3,422	2,958
Repayments received	(2,064)	(2,513)
Reclassification for loans related to new/former officers and directors	(30)	(184)
Balance at end of year	$7,115	$5,787

Changes in the allowance for loan losses were as follows:

	For the year ended December 31,
	2011	2010	2009
Balance at beginning of year	$11,502	$9,600	$13,561
Provision charge to operations	5,050	7,350	6,500
Recoveries	709	3,141	797
Loans charged off	(6,623)	(8,589)	(11,258)
Balance at end of year	$10,638	$11,502	$9,600

Information regarding impaired loans is as follows:

	December 31,
	2011	2010

Impaired loans with no allocated allowance for loan loss	$35,872	$19,076
Impaired loans with allocated allowance for loan loss	5,720	10,514
Allowance allocated to impaired loans	1,035	2,838

	For the year ended December 31,
	2011	2010	2009
Average impaired loans during the period	$39,245	$20,942	$42,955
Interest income recognized during impairment	2,187	217	245
Cash-basis interest income recognized	98	210	240

Nonperforming and restructured loans were as follows:

	December 31,
	2011	2010

Loans past due over 90 days still on accrual	$—	$—
Loans restructured in a troubled debt restructuring non-accruing	4,341	623
Nonaccrual loans	15,242	15,877
Total nonperforming loans	$19,583	$16,500
Restructured loans, accruing interest	$22,009	$13,090

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $873, $873 and $1,981 for the years ended December 31, 2011, 2010 and 2009 respectively.

A breakdown of the allowance for loan losses (“ALL”) and recorded investments in loans at December 31, 2011 is as follows:

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502

Charge-offs	(373)	(1,903)	(3,499)	(625)	(223)	—	—	(6,623)
Recoveries	59	12	103	482	53	—	—	709
Provision	121	1,783	2,508	(276)	(60)	—	974	5,050

Ending Balance	$1,231	$1,995	$5,467	$770	$161	$—	$1,014	$10,638

Loans:
Ending balance	$53,606	$143,456	$316,817	$91,750	$8,809	$16,577	$—	$631,015
ALL	(1,231)	(1,995)	(5,467)	(770)	(161)	—	(1,014)	(10,638)
Recorded investment	$52,375	$141,461	$311,350	$90,980	$8,648	$16,577	$(1,014)	$620,377

Ending balance:
Individually evaluated	$4,945	$4,107	$31,858	$666	$16	$—	$—	$41,592
Collectively evaluated	48,661	139,349	284,959	91,084	8,793	16,577	—	589,423
Total	$53,606	$143,456	$316,817	$91,750	$8,809	$16,577	$—	$631,015

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A breakdown of the allowance for loan losses (ALL) and recorded investments in loans at December 31, 2010 is as follows:

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$1,184	$1,452	$4,558	$1,497	$375	$—	$534	$9,600

Charge-offs	(1,837)	(156)	(5,443)	(1,030)	(123)	—	—	(8,589)
Recoveries	5	206	1,316	1,553	61	—	—	3,141
Provision	2,072	601	5,924	(831)	78	—	(494)	7,350

Ending Balance	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502

Loans:
Ending balance	$55,467	$129,448	$343,955	$73,904	$10,225	$16,892	$—	$629,891
ALL	(1,424)	(2,103)	(6,355)	(1,189)	(391)	—	(40)	(11,502)
Recorded investment	$54,043	$127,345	$337,600	$72,715	$9,834	$16,892	$(40)	$618,389

Ending balance:
Individually evaluated	$4,127	$4,895	$25,119	$1,702	$196	$—	$—	$36,039
Collectively evaluated	51,340	124,554	319,144	72,226	10,029	16,892	(333)	593,852
Total	$55,467	$129,449	$344,263	$73,928	$10,225	$16,892	$(333)	$629,891

Loans are individually evaluated for impairment once a weakness or adverse trend is identified that may jeopardize the repayment of the loan.

The Company’s recorded investment in loans as of December 31, 2011 shown above is broken down by portfolio segment and impairment methodology.

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

0002 Very Good Risk. Good ratios in all areas. High quality borrower. Normally quite liquid. Differs slightly from a 0001 rated customer.

0003 Strong in most categories. Possible higher levels of debt or shorter track record. Minimal attention required. Good management.

0004 Better than Average Risk. Adequate ratios, fair liquidity, desirable customer. Proactive management. Performance trends are positive. Any deviations are limited and temporary as a historical trend.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

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

0006 B Have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s collateral position at some future date. Loans rated 0006B are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.

0007 Well defined weaknesses and trends that jeopardize the repayment of loans. Ranging from workout to legal. Includes loans that are 90 days and over past due.

Below is a breakdown of loans by risk grading as of December 31, 2011:

	0001-0005	0006A	0006B	0007	Total

Commercial	$84,652	$4,618	$1,051	$1,429	$91,750
Commercial real estate	227,815	43,690	11,592	34,101	317,198
Construction	37,636	6,218	3,323	6,429	53,606
	350,103	54,526	15,966	41,959	462,554
Real estate residential	137,379	391	885	4,801	143,456
Consumer	8,791	—	—	18	8,809
Municipal loans	16,577	—	—	—	16,577
Total	$512,850	$54,917	$16,851	$46,778	$631,396
Deferred loan origination fees					(381)
Total loans					$631,015

Below is a breakdown of loss by risk grading as of December 31, 2010:

	0001-0005	0006A	0006B	0007	Total

Commercial	$61,733	$5,964	$3,590	$2,641	$73,928
Commercial real estate	240,368	33,604	35,763	34,528	344,263
Construction	37,990	6,587	5,308	5,582	55,467
	340,091	46,155	44,661	42,751	473,658
Real Estate residential	120,529	715	1,846	6,359	129,449
Consumer	9,985	—	—	240	10,225
Municipal Loans	16,892	—	—	—	16,892
Total	$487,497	$46,870	$46,507	$49,350	$630,224
Deferred loan origination fees					(333)
Total loans					$629,891

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A summary of past due loans at December 31 are as follows:

	2011
	30-89 Days Past Due Accruing	90 Days & Over or on Nonaccrual	Total

Construction	$435	$4,945	$5,380
Real estate – mortgage	845	2,676	3,521
Real estate – commercial	2,072	11,660	13,732
Commercial	41	259	300
Consumer	59	43	102
Municipal loans	—	—	—

Total	$3,452	$19,583	$23,035

	2010
	30-89 Days Past Due Accruing	90 Days & Over or on Nonaccrual	Total

Construction	$586	$4,066	$4,652
Real estate – mortgage	1,311	4,845	6,156
Real estate – commercial	3,531	6,360	9,891
Commercial	289	973	1,262
Consumer	95	256	351
Municipal loans	—	—	—

Total	$5,812	$16,500	$22,312

A summary of troubled debt restructurings at December 31 is as follows:

	2011		2010
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	3	1,432	1	43
Real estate – commercial	24	24,528	19	13,247
Commercial	2	390	2	404
Consumer	—	—	1	19
Municipal loans	—	—	—	—
Total	29	$26,350	23	$13,713

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A roll forward of troubled debt restructuring during the year ended December 31, 2011 is as follows:

	Construction Loans	Real Estate-Mortgage	Real Estate-Commercial	Commercial	Consumer	Municipal	Total
Accruing
Beginning balance	$—	$44	$12,661	$385	$—	$—	$13,090

Principal payments	—	(3)	(401)	(11)	—	—	(415)
Charge-offs	—	—	(174)	(160)	—	—	(334)
Advances	—	—	40	—	—	—	40
New restructured	—	1,391	13,360	—	—	—	14,751
Class transfers	—	—	(160)	160	—	—	—
Transfers to nonaccrual	—	—	(5,123)	—	—	—	(5,123)

Ending Balance	$—	$1,432	$20,203	$374	$—	$—	$22,009

Nonaccrual
Beginning balance	$—	$—	$585	$18	$20	$—	$623

Principal payments	—	—	(296)	(2)	(20)	—	(318)
Charge-offs	—	—	(1,096)	—	—	—	(1,096)
Advances	—	—	9	—	—	—	9
New Restructured	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers from accruing	—	—	5,123	—	—	—	5,123

Ending Balance	$—	$—	$4,325	$16	$—	$—	$4,341

Totals
Beginning balance	$—	$44	$13,246	$403	$20	$—	$13,713

Principal payments	—	(3)	(697)	(13)	(20)	—	(733)
Charge-offs	—	—	(1,270)	(160)	—	—	(1,430)
Advances	—	—	49	—	—	—	49
New Restructured	—	1,391	13,360	—	—	—	14,751
Class transfers	—	—	(160)	160	—	—	—

Ending Balance	$—	$1,432	$24,528	$390	$—	$—	$26,350

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A roll forward of troubled debt restructuring during the year ended December 31, 2010 is as follows:

	Construction Loans	Real Estate-Mortgage	Real Estate-Commercial	Commercial	Consumer	Municipal	Total
Accruing
Beginning balance	$—	$—	$2,061	$—	$—	$—	$2,061

Principal payments	—	(1,108)	(891)	—	—	—	(1,999)
Charge-offs	—	—	(89)	—	—	—	(89)
Advances	—	—	75	—	—	—	75
New restructured	—	1,152	11,197	1,029	—	—	13,378
Class transfers	—	—	644	(644)	—	—	—
Transfers to nonaccrual	—	—	(336)	—	—	—	(336)

Ending Balance	$—	$44	$12,661	$385	$—	$—	$13,090

Nonaccrual
Beginning balance	$—	$—	$1,542	$1,801	$—	$—	$3,343

Principal payments	—	—	(1,467)	(1,801)	—	—	(3,268)
Charge-offs	—	—	(59)	—	—	—	(59)
Advances	—	—	3	—	—	—	3
New Restructured	—	—	230	18	20	—	268
Class transfers	—	—	—	—	—	—	—
Transfers from accruing	—	—	336	—	—	—	336

Ending Balance	$—	$—	$585	$18	$20	$—	$623

Totals
Beginning balance	$—	$—	$3,603	$1,801	$—	$—	$5,404

Principal payments	—	(1,108)	(2,358)	(1,801)	—	—	(5,267)
Charge-offs	—	—	(148)	—	—	—	(148)
Advances	—	—	78	—	—	—	78
New Restructured	—	1,152	11,427	1,047	20	—	13,646
Class transfers	—	—	644	(644)	—	—	—

Ending Balance	$—	$44	$13,246	$403	$20	$—	$13,713

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

At December 31, 2011, there were outstanding commitments of $60 to customers whose terms have been modified in a troubled debt restructuring.

In Januray 2011, a commercial real estate loan in the amount of $5.1 million was restructured. During 2011, that loan defaulted and $0.9 million was charged-off. At December 31, 2011, the loan had an unpaid principal balance of $4.2 million.

Restructured loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule changes, interest rate reductions, or principal charge-offs (A/B Note Structure). During the year ended December 31, 2011, restructured loan modifications primarily consisted of loans in the real estate-commercial category. Reasons for restructuring were principal charge-offs (A/B Structure), interest rate concessions, and term extensions.

NOTE 5 – PREMISES AND EQUIPMENT

	December 31,
	2011	2010

Land	$5,407	$5,407
Buildings and improvements	25,754	25,601
Equipment	12,433	12,292
	43,594	43,300
Less accumulated depreciation	20,641	19,696

Premises and equipment	$22,953	$23,604

Depreciation expense was $1,338, $1,330 and $1,391 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s three-year lease to rent space for a branch bank location in a mall in Howard, Wisconsin expired in 2010 and the branch was closed. The Company also paid its proportional share of costs for common areas at the mall. Rent expense for these facilities for the years ended December 31, 2010, and 2009 was $22 and $39, respectively.

NOTE 6 – FORECLOSED PROPERTIES, NET

Foreclosed properties are summarized as follows:

	For the year ended December 31,
	2011	2010	2009
Beginning balance	$15,952	$14,995	$7,143
Transfer of net realizable value to foreclosed properties	5,127	5,587	12,196
Sale proceeds, net	(7,419)	(2,520)	(3,774)
Net gain from sale of foreclosed properties	205	39	108
Provision for foreclosed properties	(1,746)	(2,149)	(678)
Total foreclosed properties	$12,119	$15,952	$14,995

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

(Dollar amounts in thousands)

NOTE 6 – FORECLOSED PROPERTIES, NET (Continued)

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	For the year ended December 31,
	2011	2010	2009
Beginning balance	$3,982	$2,773	$3,391
Provision charged to operations	1,746	2,149	678
Amounts related to properties disposed	(2,934)	(940)	(1,296)

Balance at end of year	$2,794	$3,982	$2,773

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

Changes in the carrying value of MSRs are as follows:

	For the year ended December 31,
	2011	2010
Balance at beginning of period	$746	$609
Addition from loans sold with servicing retained	180	224
Loan payments and payoffs	(198)	(179)
Change in valuation	(94)	92
Balance at end of period	$634	$746
Balance of underlying loans being serviced at December 31	$84,797	$81,157

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 8 – DEPOSITS

The following is a summary of deposits by type at December 31:

	2011	2010
Noninterest-bearing demand deposits	$104,446	$84,552
Interest-bearing demand deposits	146,743	157,977
Savings deposits	37,218	37,824
Money market deposits	273,261	239,340
Time deposits $100,000 and greater	125,376	140,493
Other time deposits	178,143	192,380
Total deposits	$865,187	$852,566

Brokered certificates of deposit included above	$43,234	$45,584

At December 31, 2011, the scheduled maturities of time deposits were as follows:

2012	$169,780
2013	100,641
2014	19,212
2015	13,592
2016	294
$303,519

Deposits from the Company’s directors and officers held by the Bank at December 31, 2011 and 2010 amounted to $6,507 and $5,128, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances at December 31 is as follows:

Year of Maturity	2011	Weighted Average Rate	2010	Weighted Average Rate

2011	$—	—%	$15,000	1.77%
2012	15,000	1.51	15,000	1.51
2013	15,000	1.62	15,000	1.62
2014	13,000	2.13	13,000	2.13
2015	12,000	2.39	12,000	2.39
Total fixed maturity	$55,000	1.88%	$70,000	1.86%

Maximum month-end amounts outstanding were $70,000 and $85,000 during the years ended December 31, 2011 and 2010, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Federal Home Loan Bank advances are secured by $62,400 of real estate mortgages, $42,714 of home equity lines and $30,355 of mortgage-backed and U.S. government sponsored agency securities. All other advances are fixed rate. During the first quarter of 2011, $15,000 of borrowings matured and was paid off.

NOTE 10 – FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS

Short-term borrowings consisted of the following at December 31:

	2011	2010
Federal funds purchased	$—	$—
Securities sold under agreements to repurchase	47,566	19,236
	$47,566	$19,236

Average amounts outstanding during year	$26,013	$24,626
Maximum month-end amounts outstanding	47,566	31,316
Average interest rates on amounts outstanding at end of year	0.30%	0.31%
Average interest rates on amounts outstanding during year	0.41%	0.39%

NOTE 11 – SUBORDINATED DEBENTURES

On March 31, 2006, the Company issued $16.1 million of trust preferred securities (“Debentures”) and $0.5 million of trust common securities issued under the name Baylake Capital Trust II (“Trust II”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.93% at December 31, 2011). Trust II’s ability to pay amounts due on the debentures is solely dependent upon the Company making payment on the related subordinated debentures to the Trust. The Company’s obligations under the subordinated debentures include a conditional guarantee by the Company of the Trust’s obligations under the trust securities issued by the trust. In addition, under the terms of the Debentures, the Company would be precluded from paying dividends on the Company’s common stock if the Company was in default under the Debentures, if the Company exercised its right to defer payments of interest on the Debentures or if certain related defaults occurred. At December 31, 2011 the Company is current on its interest payments.

During the first three quarters of 2011, the Company exercised its right to defer the interest payments owing under the agreements. In the fourth quarter of 2011, however, the Company made all payments due under the agreements, including the deferral payments. As of December 31, 2011, the Company is current on all required payments.

NOTE 12 – CONVERTIBLE PROMISSORY NOTES

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) totaling $9.45 million. The Convertible Notes offering was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
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

The Company incurred debt issuance costs of $0.2 million in conjunction with the sale of the Convertible Notes. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which is October 1, 2014.

NOTE 13 – CAPITAL MATTERS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2011, regulatory notifications categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Effective December 29, 2010, the Company and the Bank entered into a Written Agreement (“Written Agreement”) with the Federal Reserve Bank of Chicago and the State of Wisconsin Department of Financial Institutions (“WDFI”). Under the terms of the Written Agreement, both the Company and the Bank have agreed to, among other things: (a) submit for approval plans to permit the Company to maintain sufficient consolidated capital and the Bank, to maintain sufficient stand-alone capital; (b) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification payments and severance payments; and (c) refrain from declaring or paying dividends absent prior regulatory approval. It is the intent of the Directors and senior management of the Company and the Bank to diligently seek to comply with all requirements specified in the Written Agreement.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 13 – CAPITAL MATTERS (Continued)

Regulatory restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the WDFI if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. During 2011 and 2010, no dividends were declared. In order to pay dividends in the future, the Bank will need to seek prior approval from WDFI, as well as the Federal Reserve Board. Future dividends will be subject to improved earnings and the reduction of nonperforming loans, among others. On January 20, 2012 the Company obtained approval from the WDFI to pay a $0.01 per share dividend on February 10, 2012 to shareholders of record on January 31, 2012.

The Company’s and the Bank’s risk-based capital and leverage ratios at December 31, 2011 and 2010 are presented below.

					To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital to Risk-Weighted Assets
Consolidated	$101,446	13.54%	$59,928	8.00%	N/A	N/A
Bank	100,268	13.38%	59,961	8.00	$74,952	10.00%
Tier 1 (Core) Capital to Risk-Weighted Assets
Consolidated	82,617	11.03%	29,964	4.00	N/A	N/A
Bank	90,883	12.13%	29,981	4.00	44,971	6.00
Tier 1 (Core) Capital to Average Assets
Consolidated	82,617	7.93%	41,648	4.00	N/A	N/A
Bank	90,883	8.72%	41,711	4.00	52,139	5.00

2010
Total Capital to Risk-Weighted Assets
Consolidated	$96,245	12.76%	$60,364	8.00%	N/A	N/A
Bank	94,194	12.48%	60,394	8.00	$75,493	10.00%
Tier 1 (Core) Capital to Risk-Weighted Assets
Consolidated	77,338	10.25%	30,182	4.00	N/A	N/A
Bank	84,732	11.22%	30,197	4.00	45,296	6.00
Tier 1 (Core) Capital to Average Assets
Consolidated	77,338	7.41%	41,720	4.00	N/A	N/A
Bank	84,732	8.12%	41,237	4.00	52,171	5.00

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contract or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	December 31,
	2011	2010

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$224,798	$186,823
Standby letters of credit	12,468	12,448

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties. Fixed rate commitments totaled $15,870 and $8,390 at December 31, 2011 and 2010, respectively, with rates ranging from 1.75% to 9.95% in 2011 and 3.00% to 9.95% in 2010.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of customers to a third party. These are primarily issued to support private borrowing arrangements. The commitments expire in decreasing amounts through 2017, with a majority expiring by December 31, 2012. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company does not require collateral as support for the commitments. Collateral is secured as commitments are funded.

In 2011, 2010 and 2009, impairment charges of $68, $737 and $20 were taken, respectively, on standby letters of credit which were issued by the Company on behalf of customers to accommodate their borrowings with third parties. The provision for impairment charges relates to the establishment of a liability for the Company’s expected losses on outstanding letters of credit. The Company continues to monitor the financial condition of those customers on an ongoing basis, and if it continues to deteriorate, may need to provide additional reserves with respect to the off-balance commitment. The balance of the letters of credit totaled $3,822 at December 31, 2011. At December 31, 2011 and 2010, the carrying value recorded by the Company as a liability for those guarantees was $1,995 and $737, respectively.

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

The Company does not use interest rate contracts (e.g. swaps) or other derivatives to manage interest rate risk and does not have any of these instruments outstanding as of and for the years ended December 31, 2011, 2010 and 2009.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 15 – RETIREMENT PLANS

The subsidiaries have 401(k) Profit Sharing Plans covering all employees who qualify as to age and length of service. The discretionary employer contributions paid and expensed under all plans totaled $367, $359 and $504 in 2011, 2010 and 2009, respectively. Certain officers and directors of the Company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $140 in 2011, $329 in 2010, and $431 in 2009. The aggregate amount of deferred compensation included in other liabilities in the consolidated balance sheets is $3,305 and $3,477 in 2011 and 2010, respectively. The Company has established the Baylake Bank Supplemental Executive Retirement Plan (“Plan”), which is intended to provide certain management and highly compensated employees of the Company who have contributed and are expected to continue to contribute to the Company’s success deferred compensation in addition to that available under the Company’s other retirement programs. Costs amounting to $33, $210 and $305 are included in the amounts charged to expense for 2011, 2010 and 2009, respectively. The Company has ceased making contributions to the Plan at the present time and does not expect to resume making contributions to the Plan in the foreseeable future.

NOTE 16 – INCOME TAXES

Income tax expense (benefit) consists of the following:

	For the year ended December 31,
	2011	2010	2009
Current income taxes
Federal	$1,123	$438	$(2,927)
State	37	(17)	54
	1,160	421	(2,873)
Deferred income taxes
Federal	(145)	(1,335)	3,446
State	392	(2)	314
	247	(1,337)	3,760
Income tax expense (benefit)	$1,407	$(916)	$887

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2011	2010	2009
Income tax expense (benefit) based on statutory rate (34%)	$2,000	$75	$1,773
State income tax expense (benefit) net of federal tax expense (benefit)	284	(12)	243
Effect of tax-exempt interest income	(684)	(686)	(744)
Life insurance death benefit and earnings	(254)	(167)	(213)
Equity in income of UFS subsidiary	(222)	(164)	(126)
Other	283	38	(46)

Expense (benefit) based on effective tax rates	$1,407	$(916)	$887

For purposes of calculating its tax provision, the Company anticipates that the undistributed earnings in the UFS subsidiary will be distributed back to the Company in the form of dividends.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 16 – INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a summary of the significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2011 and 2010:

	2011	2010
Deferred income tax assets
Allowance for loan losses	$4,172	$4,510
Off-balance sheet credit losses	289	289
Deferred loan fees	149	131
Deferred compensation	1,616	1,679
Nonaccrual loans	176	162
Accrued vacation pay	584	382
OREO property valuation/expenses	1,600	1,562
Donations	212	151
Deferred tax credits-AMT	2,741	1,923
Federal net operating loss carry forwards (NOLs)	507	1,382
State net operating loss carry forwards (NOLs)	1,583	1,832
Other	117	90
Total deferred tax assets before valuation allowance	13,746	14,093
Valuation allowance	(658)	(658)
Net deferred tax assets after valuation allowance	13,088	13,435
Deferred income tax liabilities
Depreciation	1,826	2,031
FHLB stock dividends	791	791
Mortgage loan servicing	49	64
Net unrealized gain on securities available for sale	2,469	659
Equity in UFS subsidiary	583	534
Prepaid expenditures	141	133
Other	84	21
Total deferred income tax liabilities	5,943	4,233
Net deferred income tax assets	$7,145	$9,202

The Company has federal net operating loss carry forwards of approximately $1.5 million and $4.1 million and state net operating loss carry forwards of $30.4 million and $35.1 million at December 31, 2011 and December 31, 2010, respectively. The federal net operating loss carry forwards will expire in varying amounts between 2028 and 2029. The state net operating losses expire annually through 2025.

The Company carries a valuation allowance to reduce deferred income tax assets related to state net operating loss carry forwards to an amount which the Company believes the benefit will more likely than not be realized. The Company will continue to assess the amount of tax benefits it may realize.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 16 – INCOME TAXES (Continued)

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2011	2010	2009

Balance	$—	$177	$354
Additions for tax positions of prior years	174	—	—
Settlements	—	(177)	(177)
Balance, end of year	$174	$—	$177

The 2010 gross tax liability was related to income earned by the Company’s subsidiary located in the state of Nevada. Due to the State of Wisconsin Department of Revenue’s “(WDOR)” change in position on the taxability of income from Nevada subsidiaries, and based on the Company’s analysis, there was an accrued liability at December 31, 2009. On November 10, 2008, the Company entered into a settlement agreement with the WDOR related to this issue. The final payment was made in 2010, thus reducing the gross tax liability to zero.

As of December 31, 2011, the gross unrecognized tax benefits represent estimated tax and interest costs related to a pending IRS audit for the 2009 tax year. In January 2012, the Company and the IRS reached a tentative settlement agreement to finalize the audit. The Company expects to have to pay interest related to the timing of deductions taken for income tax purposes. The liability amount recorded by the Company is considered adequate to cover the proposed settlement amount.

The Company and its subsidiaries are subject to U.S. federal and Wisconsin state income tax. In February 2009, the State of Wisconsin passed legislation that requires tax reporting on a consolidated basis (known as “combined reporting”) effective January 1, 2009. The Company and its subsidiaries file a consolidated federal income tax return and a combined Wisconsin tax return. With the exception of the federal net operations loss carry back to 2004 and 2005, the Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2008 and for Wisconsin state income taxes through 2006. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011, the amount included in the $174 balance referred to above is $34 of interest. The amount of the unrecognized tax benefit that, if recognized, would impact the annual effective rate is $34. As of December 31, 2010 and 2009 the balance was $0 and $177, respectively, and included interest of $0 and $52.

The Company anticipates that the unrecognized tax benefit balance at December 31, 2011 of $174 will reverse during the next 12 months as a result of the anticipated ultimate settlement with the taxing authorities.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share data)

NOTE 17 – EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

	For the year ended December 31,
	2011	2010	2009
Basic
Net income	$4,476	$1,137	$4,329
Weighted average common shares outstanding	7,911,539	7,911,539	7,911,539
Basic earnings per common share	$0.57	$0.14	$0.55
Diluted
Net income	$4,476	$1,137	$4,329
Weighted average common shares outstanding for basic earnings per share	7,911,539	7,911,539	7,911,539
Add: Dilutive effects of assumed exercises of stock options and vesting of restricted stock units	4,842	—	—
Add: Dilutive effects of convertible promissory notes	—	—	—
Average shares and dilutive potential common shares	7,916,381	7,911,539	7,911,539

Diluted earnings per common share	$0.57	$0.14	$0.55
Additional common stock option shares that have not been included due to their antidilutive effect	112,400	49,628	73,628
Additional common stock convertible debenture shares that have not been included due to their antidilutive effect	1,890,000	1,890,000	1,070,000

NOTE 18 – STOCK OPTION PLAN

The Company has a non-qualified stock option plan (the “Option Plan”) under which certain officers and key salaried employees may purchase shares of the Company’s stock at an established exercise price. Unless earlier terminated, these options expire ten years from the date of grant. The options vest over a five-year period becoming exercisable 20% per year, commencing one year from date of grant. This plan expired in 2003; however, options remain outstanding under the Option Plan. There was no compensation expense recognized for this plan in 2011. At December 31, 2011, there was no unrecognized compensation cost related to the Option Plan and all options issued are fully vested. On February 12, 2012, 9,000 options to purchase common shares at $13.00 per share expired unexercised.

In June 2010, the Company’s shareholders approved the Baylake Corp 2010 Equity Incentive Plan (“the 2010 Plan”), under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock or restricted stock units (“RSUs”), or stock appreciation rights. The aggregate number of shares of the Company’s common stock issuable under the 2010 Plan is 750,000.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands)

NOTE 18 – STOCK OPTION PLAN (continued)

Stock Options
On March 15, 2011, the Company granted 74,572 stock options to certain members of management at the market value of the stock on the grant date, which was $4.15. The options granted expire 10 years from date of grant and vest ratably over a five-year period. The fair value of the stock options granted was $3.08 per option, determined under the Black-Scholes option pricing model. Compensation cost to be recognized over the five-year vesting period, net of income tax, is $139.6. As of December 31, 2011, none of the options were vested and unrecognized compensation expense, net of income tax, is $118.9.

Restricted Stock Units (RSUs)
On March 15, 2011, the Company granted 74,572 RSUs to certain members of management at the market value of the stock, which was $4.15. The RSUs were awarded at no cost to the employee and vest ratably over a five-year period. Compensation cost to be recognized over the five-year vesting period, net of income tax, is $188.1. As of December 31, 2011, none of the RSUs were vested and unrecognized compensation expense, net of income tax, is $156.6.

There were no stock options granted in 2010 or 2009.

Accounting for Stock Options
The fair value of each option grant was estimated as of the date of the grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected option term. The expected volatility is based on the volatility of the Company’s stock over the 36-month period preceding the grant date. The expected term represents the period of time the options are expected to be outstanding. Since the Company was not paying dividends at the time of calculation and any dividend payment would require prior regulatory approval, no dividends were assumed in the calculation. The grant date fair values and assumptions used to determine such values are as follows:

	2011
Weighted average grant date fair value	$3.08
Assumptions:
Risk-free interest rate	2.68%
Expected volatility	80.82%
Expected term (in years)	7	years
Expected dividend yield	0.00%

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share data)

NOTE 18 – STOCK OPTION PLAN (Continued)

Activity in the stock option plans during 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	49,628	$13.73	—	$—
Granted	74,572	4.15	—	—
Exercised	—	—	—	—
Forfeited or expired	(11,800)	14.72	—	—
Outstanding at end of year	112,400	$7.27	6.46	$—

Exercisable at end of year	37,828	$13.42	1.06	$—

Fully vested and expected to vest	112,400	$7.27	6.46	$—

Activity in the Option Plan during 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	73,628	$17.40	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(24,000)	25.00	—	—
Outstanding at end of year	49,628	$13.73	1.45	$—

Exercisable at end of year	49,628	$13.73	1.15	$—

Fully vested and expected to vest	49,628	$13.73	1.15	$—

Activity in the stock option plan during 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	126,628	$16.53	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(53,000)	15.25	—	—
Outstanding at end of year	73,628	$17.40	1.45	$—

Exercisable at end of year	73,628	$17.40	1.45	$—

Fully vested and expected to vest	73,628	$17.40	1.45	$—

BAYLAKE CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2011, 2010 and 2009 (Dollar amounts in thousands)

NOTE 18 – STOCK OPTION PLAN (Continued)

The following options were outstanding at December 31, 2011:

			Weighted-Average		Weighted-Average
Price	Number of Shares		Exercise Price		Remaining Life
Range	Outstanding	Exerciseable	Outstanding	Exerciseable	(in Years)
4.15	74,572	—	4.15	—	9.20
13.00 - 14.15	37,828	37,828	13.42	13.42	1.06
	112,400	37,828	7.27	13.42	6.46

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS
December 31

	2011	2010
ASSETS
Cash and cash equivalents	$1,764	$2,351
Receivable from subsidiary	38	43
Deferred income taxes	50	16
Unamortized debt offering costs	98	133
Income tax receivable	109	98
Investment in subsidiaries	108,128	99,988
Other assets	3	—

Total assets	$110,190	$102,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Other payables	$—	$10
Interest Payable	239	2
Debentures	16,100	16,100
Convertible promissory notes	9,450	9,450
Total liabilities	25,789	25,562

Stockholders’ equity	84,401	77,067

Total liabilities and stockholders’ equity	$110,190	$102,629

BAYLAKE CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2011, 2010 and 2009 (Dollar amounts in thousands)

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31

	2011	2010	2009
Income
Dividends from subsidiaries	$—	$—	$—
Interest income	11	26	18
Total income	11	26	18

Expenses
Interest	1,252	1,136	529
Other	226	127	107
Total expenses	1,478	1,263	636
Loss before equity in undistributed net income of subsidiaries	(1,467)	(1,237)	(618)

Equity in undistributed net income of subsidiaries (dividends in excess of earnings)	5,368	1,889	4,705
Income before income taxes	3,901	652	4,087
Income tax benefit	(575)	(485)	(242)

Net income	$4,476	$1,137	$4,329

BAYLAKE CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2011, 2010 and 2009 (Dollar amounts in thousands)

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31

	2011	2010	2009
Cash flows from operating activities:
Net income	$4,476	$1,137	$4,329
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed earnings of subsidiary (dividends in excess of earnings)	(5,368)	(1,889)	(4,705)
Amortization of debt issuance costs	35	34	12
Net change in intercompany receivable	5	(24)	9
Other changes, net	265	(39)	(67)
Net cash used in operating activities	(587)	(781)	(422)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	—	4,100	5,350
Debt issuance costs	—	(5)	(174)
Surplus contributed to Bank	—	(3,075)	(3,850)
Dividend reinvestment plan	—	—	—
Dividends paid	—	—	—
Net cash provided by financing activities	—	1,020	1,326

Net change in cash and cash equivalents	(587)	239	904
Beginning cash and cash equivalents	2,351	2,112	1,208
Ending cash and cash equivalents	$1,764	$2,351	$2,112

BAYLAKE CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2011, 2010 and 2009 (Dollar amounts in thousands)

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA

The following is selected unaudited financial data summarizing the results of operations for each quarter in the years ended December 31, 2011 and 2010:

	2011 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$10,634	$10,508	$10,451	$10,529
Interest expense	2,604	2,462	2,344	2,172
Net interest income	8,030	8,046	8,107	8,357
Provision for loan losses	1,300	1,950	1,200	600
Net interest income after PLL	6,730	6,096	6,907	7,757
Noninterest income	2,614	2,421	2,106	2,879
Noninterest expense	8,714	7,855	7,208	7,850
Income before income tax expense (benefit)	630	662	1,805	2,786
Provision (benefit) for income tax	(21)	(113)	508	1,033
Net income	$651	$775	$1,297	$1,753

Basic earnings per share	$0.08	$0.10	$0.16	$0.22
Diluted earnings per share	$0.08	$0.10	$0.16	$0.22

	2010 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31
Interest income	$11,347	$11,492	$11,265	$10,946
Interest expense	3,625	3,312	3,070	2,818
Net interest income	7,722	8,180	8,195	8,128
Provision for loan losses	1,050	1,250	4,550	500
Net interest income after PLL	6,672	6,930	3,645	7,628
Noninterest income	2,011	2,474	3,267	1,203
Noninterest expense	7,719	7,488	8,238	10,164
Income (loss) before income tax expense	964	1,916	(1,326)	(1,333)
Provision for income tax (benefit)	147	567	(814)	(816)
Net income (loss)	$817	$1,349	$(512)	$(517)
Basic earnings (loss) per share	$0.10	$0.17	$(0.06)	$(0.07)
Diluted earnings (loss) per share	$0.10	$0.17	$(0.06)	$(0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections titled “Proposal No. 1, Election of Directors,” “Information on Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” contained in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled “Director Fees and Benefits”, “Compensation Discussion and Analysis”, “Board of Directors Compensation Committee Report on Management Compensation”, and “Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the section titled “Ownership of Baylake Common” contained in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	102,400	$6.60	600,856
Equity compensation plans not approved by security holders**	10,000	14.15	—
Total	112,400	$7.27	600,856

** These options represent options granted with the same terms and conditions as those granted under the 1993 Stock Option Plan, as amended, but after expiration of that Plan. The total number of options granted was less than the total authorized under the Plan, which was adopted with shareholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the section titled “Certain Transactions with Management” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the section titled “Principal Accountant Fees and Services” in the definitive proxy statement for our 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

Date: March 2, 2012

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

/s/ Thomas L. Herlache	/s/ Richard A. Braun
Thomas L. Herlache, Director	Richard A. Braun, Director Co-Chairman of the Board

/s/ Kevin L. LaLuzerne	/s/ Robert W. Agnew
Kevin L. LaLuzerne, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Robert W. Agnew, Director Co-Chairman of the Board

/s/ Dee Geurts-Bengtson	/s/ Robert J. Cera
Dee Geurts-Bengtson, Director	Robert J. Cera, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joseph J. Morgan	/s/ Roger G. Ferris
Joseph J. Morgan, Director	Roger G. Ferris, Director

/s/ Elyse Mollner Stackhouse	/s/ William Parsons
Elyse Mollner Stackhouse, Director	William Parsons, Director

/s/ Terrence R. Fulwiler	/s/ Paul Jay Sturm
Terrence R. Fulwiler, Director	Paul Jay Sturm, Director

/s/ Louis J. “Rick” Jeanquart
Louis J. “Rick” Jeanquart, Director

* Each of the above signatures is affixed as of March 2, 2012.

Exhibit No.	Description

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