Form 10-Q
period 2012-03-31
BAYLAKE CORP
filed 2012-05-10
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

Number of outstanding shares of common stock, $5.00 par value per share, as of May 7, 2012 was 7,926,458 shares

BAYLAKE CORP. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2012 (Unaudited) and December 31, 2011
(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$67,595	$86,980
Federal funds sold	—	513
Securities available for sale	279,074	284,331
Loans held for sale	1,849	1,869
Loans, net of allowance of $11,250 and $10,638 at March 31, 2012 and December 31, 2011, respectively	625,685	620,377
Cash surrender value of life insurance	23,157	23,064
Premises and equipment, net	22,899	22,953
Federal Home Loan Bank stock	4,710	6,792
Foreclosed properties, net	14,766	12,119
Goodwill	6,641	6,641
Deferred income taxes	6,745	7,145
Accrued interest receivable	3,681	3,381
Other assets	10,903	10,764
Total Assets	$1,067,705	$1,086,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$106,745	$104,446
Interest-bearing	751,579	760,741
Total Deposits	858,324	865,187

Federal Home Loan Bank advances	55,000	55,000
Repurchase agreements	33,277	47,566
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	9,450
Accrued expenses and other liabilities	9,196	9,225
Total Liabilities	981,347	1,002,528

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-8,147,471 shares at March 31, 2012 and 8,132,552 at December 31, 2011;
Outstanding-7,926,458 shares at March 31, 2012 and 7,911,539 at December 31, 2011	40,737	40,662
Additional paid-in capital	12,028	12,066
Retained earnings	32,694	31,441
Treasury stock (221,013 shares at March 31, 2012 and December 31, 2011)	(3,549)	(3,549)
Accumulated other comprehensive income	4,448	3,781
Total Stockholders’ Equity	86,358	84,401
Total Liabilities and Stockholders’ Equity	$1,067,705	$1,086,929

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three months ended March 31, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$8,010	$8,482
Taxable securities	1,906	1,751
Tax exempt securities	372	380
Federal funds sold	30	21
Total Interest and Dividend Income	10,318	10,634

INTEREST EXPENSE
Deposits	1,394	1,956
Repurchase agreements	23	22
Federal Home Loan Bank advances and other debt	258	314
Subordinated debentures	78	67
Convertible promissory notes	245	245
Total Interest Expense	1,998	2,604
Net interest income	8,320	8,030
Provision for loan losses	1,750	1,300
Net interest income after provision for loan losses	6,570	6,730

NONINTEREST INCOME
Fees from fiduciary activities	240	283
Fees from loan servicing	159	190
Fees for other services to customers	1,168	1,251
Net gain on sale of loans	361	386
Net gain (loss) in mortgage servicing rights	18	(30)
Net gain on sale of securities	678	125
Net gain on sale of premises and equipment	2	8
Increase in cash surrender value of life insurance	93	130
Income in equity of UFS subsidiary	177	231
Other income	149	40
Total Noninterest Income	3,045	2,614

NONINTEREST EXPENSE
Salaries and employee benefits	4,427	4,556
Occupancy expense	624	605
Equipment expense	270	280
Data processing and courier	229	208
FDIC insurance expense	362	731
Operation of other real estate	596	1,038
Provision for impairment of standby letters of credit	—	7
Loan and collection expense	210	168
Other outside services	183	165
Other operating expenses	932	956
Total Noninterest Expense	7,833	8,714
Income before provision for (benefit from) income taxes	1,782	630
Provision for (benefit from) income taxes	450	(21)
Net Income	$1,332	$651

Basic earnings per share	$0.17	$0.08
Diluted earnings per share	$0.15	$0.08

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
Three months ended March 31, 2012
(Dollar amounts in thousands)

	Three months ended March 31, 2012
Net Income		$1,332
Other comprehensive income, net of tax
Unrealized gains on securities:
Unrealized holding gains arising during period	$1,077
Less: reclassification adjustment for gains included in net income	(410)
Other comprehensive income		667
Comprehensive income		$1,999

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
Three months ended March 31, 2012
(Dollar amounts in thousands, except share data)

						Accumulated Other Comprehensive Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock		Stockholders’ Equity
	Shares	Amount
Balance, January 1 , 2012	7,911,539	$40,662	$12,066	$31,441	$(3,549)	$3,781	$84,401
Net income for the period	—	—	—	1,332	—	—	1,332
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	1,779	1,779
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(678)	(678)
Tax effect	—	—	—	—	—	(434)	(434)
Total comprehensive income	—	—	—	—	—	—	1,999
Stock-based compensation expense	—	—	27	—	—	—	27
Vesting of Restricted Stock Units (RSUs)	14,919	75	(75)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	12	—	—	—	12
Expiration of unexercised stock options	—	—	(2)	—	—	—	(2)
Cash dividends ($0.01 per share)	—	—	—	(79)	—	—	(79)

Balance, March 31, 2012	7,926,458	$40,737	$12,028	$32,694	$(3,549)	$4,448	$86,358

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2012 and 2011
(Dollar amounts in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$1,332	$651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	325
Amortization of debt issuance costs	9	9
Provision for losses on loans	1,750	1,300
Provision for impairment of letters of credit	—	7
Net amortization of premium/discount on securities	757	745
Increase in cash surrender value of life insurance	(93)	(130)
Net realized gain on sale of securities	(678)	(125)
Net gain on sale of loans	(361)	(386)
Proceeds from sale of loans held for sale	19,558	31,918
Origination of loans held for sale	(19,222)	(25,189)
Net change in valuation of mortgage servicing rights	(18)	33
Provision for valuation allowance on foreclosed properties	458	682
Net gain on sale of premises and equipment	(2)	(8)
Net gain on disposals of foreclosed properties	(39)	(83)
Benefit for deferred income tax expense	(34)	(297)
Stock-based compensation expense	27	8
Income in equity of UFS subsidiary	(177)	(231)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(811)	3,493
Accrued expenses and other liabilities	(29)	590
Net cash flows provided by operating activities	2,741	13,312
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	17,121	16,226
Principal payments on securities available for sale	16,096	12,924
Purchase of securities available for sale	(26,937)	(24,823)
Proceeds from sale of FHLB stock	2,082	—
Proceeds from sale of foreclosed properties	792	2,872
Proceeds from sale of premises and equipment	2	11
Loan originations and payments, net	(10,916)	7,215
Additions to premises and equipment	(260)	(153)

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2012 and 2011
(Dollar amounts in thousands)

	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES (continued)
Proceeds from life insurance surrender	$—	$1,698
Rabbi Trust initial funding	—	(1,626)
Net change in federal funds sold	513	(5)
Dividend from UFS Subsidiary	600	115
Net cash provided by (used in) investing activities	(907)	14,454
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(6,863)	(28,665)
Net change in federal funds purchased and repurchase agreements	(14,289)	7,785
Repayments on Federal Home Loan Bank advances	—	(15,000)
Tax benefit from vesting of RSUs	12	—
Cash dividends paid	(79)	—
Net cash used in financing activities	(21,219)	(35,880)
Net change in cash	(19,385)	(8,114)

Beginning cash	86,980	54,555
Ending cash	$67,595	$46,441
Supplemental cash flow information:
Interest paid	$1,728	$2,312
Income taxes (paid) refunded, net	(920)	3,046
Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$3,858	$1,244
Mortgage servicing rights resulting from sale of loans	45	57

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

1.

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiary Baylake Bank (the “Bank”), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc., and Baylake Insurance Agency, Inc. The accompanying interim consolidated financial statements should be read in conjunction with the 2011 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three month periods ending March 31, 2012 and 2011. The consolidated results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events through May 10, 2012, the date the interim consolidated financial statements were issued.

2.	Use of Estimates

To prepare consolidated financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, provision for letter of credit impairment loss, value of foreclosed properties, other than temporary impairment of securities, mortgage servicing rights, income tax expense, and fair values of financial instruments are particularly subject to change.

3.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised, stock awards were fully vested, and promissory notes were converted, resulting in the issuance of common stock that then shared in our earnings, is computed by dividing net income as adjusted for the income impact of assumed conversions by the weighted average number of common shares outstanding and common stock equivalents. The following table shows the computation of the basic and diluted earnings per share:

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2012		2011
(Numerator):
Net income available to common stockholders	$1,332		$651
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	149		—
Income available to common stockholders plus assumed conversions	$1,481		$651

(Denominator):
Weighted average number of common shares outstanding-basic	7,914,326		7,911,539
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options	—	(1)	—	(1)
Dilutive effect of restricted stock units	19,124		5,845
Dilutive effect of convertible promissory notes (2)	1,890,000		—
Dilutive potential common shares	1,909,124		5,845
Adjusted weighted-average shares	9,823,450		7,917,384

Basic Earnings Per Share	$0.17		$0.08
Diluted Earnings Per Share	$0.15		$0.08

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

(1)

At March 31, 2012 and 2011, there were 103,400 and 112,600 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2)

At March 31, 2012 and 2011, the Company had $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the conversion ratio if conversion has not occurred. At March 31, 2012, the entire 1,890,000 common shares are included since the average market price per share for the quarter ended March 31, 2012 exceeded the conversion price of $5.00 per share. At March 31, 2011 the common shares are not included due to their anti-dilutive effect.

4.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The provisions of this guidance had no impact on the consolidated financial condition, results of operation or liquidity of the Company.

In June 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The provisions of this guidance had no impact on the consolidated financial condition, results of operations or liquidity of the Company.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total number for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In October 2011, the FASB deferred the effective date of the amendment. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The provisions of this guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

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

A financial instruments categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the fair value measurement.

The methods and assumptions used to estimate fair value are described below.

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). None of the Company’s securities available for sale at March 31, 2012 were measured using Level 1 inputs.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Mortgage servicing rights - the fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. These assumptions include servicing costs, expected loan lives, discount rates, and the determination of whether the loan is likely to be refinanced. The Company compares the valuation model inputs and results to published industry data for reasonableness (Level 2 inputs).

Foreclosed properties - the fair value of foreclosed properties is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information. Foreclosed properties adjusted to fair value less costs to sell upon transfer to foreclosed properties, establishing a new cost basis. Subsequently, foreclosed properties are carried at the lower of cost or fair value less estimated costs to sell (Level 3 inputs).

Impaired loans - the fair value of impaired loans is based on review of comparable collateral in the similar marketplaces (Level 3 inputs) or an analysis of expected cash flows of the loan in relationship to the contractual terms of the loan (Level 3 inputs). Impaired loans are carried at the lower of amortized cost or fair value less estimated costs to sell. Not all impaired loans are carried at fair value if there is sufficient collateral or expected repayments exceed the recorded investments of such loans.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$13,605	$—	$13,605	$—
Mortgage-backed securities	188,698	—	183,775	4,923
Asset-backed securities	4,766	—	4,766	—
Obligations of states and political subdivisions	57,637	—	57,637	—
Private placement and corporate bonds	12,713	—	12,713	—
Other securities	1,655	—	1,655	—
Total securities available for sale	279,074	—	274,151	4,923
Mortgage servicing rights	697	—	697	—
Total	$279,771	$—	$274,848	$4,923

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$14,138	$—	$14,138	$—
Mortgage-backed securities	193,592	—	177,330	16,262
Asset-backed securities	4,969	—	4,969	—
Obligations of states and political subdivisions	57,766	—	57,766	—
Private placement and corporate bonds	12,212	—	12,212	—
Other securities	1,654	—	1,654	—
Total securities available for sale	284,331	—	268,069	16,262
Mortgage servicing rights	634	—	634	—
Total	$284,965	$—	$268,703	$16,262

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

For the three month period ended March 31, 2012
Balance, beginning of period	$16,262
Transfer into Level 3	—
Net unrealized gains	499
Transfer out of Level 3	(10,593)
Principal payments	(1,245)
Balance, end of period	$4,923

The transfers out of Level 3 during the quarter were the result of the availability of quoted prices on a portion of the securities that were Level 3 at December 31, 2011.

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$10,104	$—	$—	$10,104
Foreclosed properties, net	14,766	—	—	14,766
Total	$24,870	$—	$—	$24,870

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,685	$—	$—	$4,685
Foreclosed properties, net	12,119	—	—	12,119
Total	$16,804	$—	$—	$16,804

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

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$67,595	$67,595	$86,980	$86,980
Federal funds sold	—	—	513	513
Securities available for sale	279,074	279,074	284,331	284,331
Loans held for sale	1,849	1,883	1,869	1,898
Loans, net	625,685	627,819	620,377	622,967
Federal Home Loan Bank stock	4,710	4,710	6,792	6,792
Mortgage servicing rights	697	697	634	634
Foreclosed properties, net	14,766	14,766	12,119	12,119
Accrued interest receivable	3,681	3,681	3,381	3,381
FINANCIAL LIABILITIES
Deposits	$858,324	$851,739	$865,187	$851,054
Repurchase agreements	33,277	33,277	47,566	47,566
Federal Home Loan Bank advances	55,000	56,637	55,000	56,968
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,645	9,450	9,387
Accrued interest payable	1,168	1,168	898	898

Off-balance sheet credit related items:
Letters of credit	$1,995	$1,995	$1,995	$1,995

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring and non-recurring basis have been previously disclosed. The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

(a) Cash

The carrying amount of cash approximates fair value.

(b) Federal Funds Sold

The carrying amount of federal funds sold approximates fair value.

(c) Loans Held for Sale

The fair value of loans held for sale is based on actual market quotes from third party investors.

(d) Cash Value of Life Insurance

The fair value of life insurance approximates the carrying amount, because upon liquidation of these investments, the Company would receive the cash surrender value, which equals the carrying amount.

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

(g) Deposits

The carrying amount of demand deposits (interest-bearing and non-interest-bearing), savings deposits, and money market deposits approximates fair value. The carrying amount of variable rate time deposits, including certificates of deposit, approximates fair value. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates.

(h) Repurchase Agreements

The carrying amount of repurchase agreements approximates fair value.

(i) Federal Home Loan Bank Advances

The carrying amount of variable rate FHLB advances approximates fair value. For fixed rate advances, fair value is based on discounted cash flows using current market interest rates.

(j) Subordinated Debentures

The carrying amount of variable rate subordinated debentures approximates fair value.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

(k) Convertible Promissory Notes

The fair value of fixed rate convertible promissory notes is based on discounted cash flows using current market interest rates.

(l) Accrued Interest Payable

The carrying amount of accrued interest payable approximates fair value.

(m) Off Balance Sheet Credit Related Items-Letters of Credit

The carrying amount of the off balance sheet letters of credit approximates fair value based on management’s evaluation of the factors affecting the letters of credit.

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$13,605	$23	$(46)
Obligations of states and political subdivisions	57,637	3,860	(12)
Mortgage-backed securities	188,698	4,079	(875)
Asset-backed securities	4,766	119	(436)
Private placement and corporate bonds	12,713	639	—
Other securities	1,655	—	—
Totals	$279,074	$8,720	$(1,369)

	December 31, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$14,138	$49	$—
Obligations of states and political subdivisions	57,766	4,128	—
Mortgage-backed securities	193,592	4,233	(1,984)
Asset-backed securities	4,969	132	(451)
Private placement and corporate bonds	12,212	159	(17)
Other securities	1,654	—	—
Totals	$284,331	$8,701	$(2,452)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

At March 31, 2012 and December 31, 2011, the mortgage-backed securities portfolio was $188.7 million, (67.6%) and $193.6 million, (68.1%), respectively, of the investment portfolios. Approximately 9.6%, or $18.2 million, of the mortgage-backed securities outstanding at March 31, 2012 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), the Small Business Administration (“SBA”) or the United States Department of Veterans Affairs (“VA”): agencies of the United States government. An additional 67.4%, or $127.1 million, of the mortgage-backed securities outstanding at March 31, 2012 were issued by either the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored-agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, but only comprised approximately 22.9%, or $43.3 million, of the outstanding mortgage-backed securities at March 31, 2012. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$3,532	$(46)	$—	$—	$3,532	$(46)
Obligations of states and political subdivisions	983	(12)	—	—	983	(12)
Mortgage-backed securities	46,959	(450)	4,034	(425)	50,993	(875)
Asset-backed securities	—	—	3,553	(436)	3,553	(436)
Total temporarily impaired	$51,474	$(508)	$7,587	$(861)	$59,061	$(1,369)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$46,955	$(964)	$9,363	$(1,020)	$56,318	$(1,984)
Asset-backed securities	—	—	3,645	(451)	3,645	(451)
Private placement and corporate bonds	3,504	(17)	—	—	3,504	(17)
Total temporarily impaired	$50,459	$(981)	$13,008	$(1,471)	$63,467	$(2,452)

At March 31, 2012, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprises one security. The asset-backed securities category with continuous unrealized losses for twelve months or more comprises two securities.

At December 31, 2011, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprises three securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprises two securities.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers is assessed. Adjustments to market value that are considered temporary are recorded as a separate component of other comprehensive income, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of operations. Unrealized losses other than credit losses will continue to be recognized in other comprehensive income; net of tax. Unrealized losses reflected in the preceding tables have not been included in the results of operations because the unrealized loss was not deemed other-than-temporary. Management does not have the intent to sell the securities and has determined that it is not more likely than not that the Company will be required to sell the debt securities before their anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

7.	Loans

          Loans held for investment are summarized as follows (dollar amounts in thousands):

	March 31, 2012	December 31, 2011

Construction	$53,049	$53,606
Real Estate-Mortgage	148,920	143,456
Real Estate-Commercial	318,043	317,198

Commercial Loans	92,625	91,750
Consumer Loans	8,416	8,809
Municipal Loans	16,287	16,577
Gross Loans	637,340	631,396
Less: Deferred Origination Fees, net of costs	(405)	(381)
Less: Allowance for Loan Losses	(11,250)	(10,638)
Loans, net	$625,685	$620,377

Loans having a carrying value of $110,949 and $105,114 are pledged as collateral for borrowings from the FHLB at March 31, 2012 and December 31, 2011, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2012 is as follows (dollar amounts in thousands):

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Beginning balance	$1,231	$1,995	$5,467	$770	$161	$—	$1,014	$10,638

Charge-offs	(3)	(47)	(1,074)	(59)	(22)	—	—	(1,205)

Recoveries	6	3	24	23	11	—	—	67

Provision	99	50	2,591	(43)	(8)	—	(939)	1,750

Ending Balance	$1,333	$2,001	$7,008	$691	$142	$—	$75	$11,250

Loans:
Ending Balance	$53,049	$148,920	$317,638	$92,625	$8,416	$16,287	$—	$636,935

ALL	(1,333)	(2,001)	(7,008)	(691)	(142)	—	(75)	(11,250)

Recorded investment	$51,716	$146,919	$310,630	$91,934	$8,274	$16,287	$(75)	$625,685

Ending balance:

Individually evaluated	$4,022	$4,108	$20,128	$642	$29	$—	$—	$28,929

Collectively evaluated	49,027	144,812	297,510	91,983	8,387	16,287	—	608,006

Total	$53,049	$148,920	$317,638	$92,625	$8,416	$16,287	$—	$636,935

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2011 is as follows (dollar amounts in thousands):

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Beginning balance	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502

Charge-offs	(62)	(393)	(222)	(21)	(157)	—	—	(855)

Recoveries	50	2	71	15	13	—	—	151

Provision	(36)	678	(23)	(161)	142	—	700	1,300

Ending balance	$1,376	$2,390	$6,181	$1,022	$389	$—	$740	$12,098

Loans:
Ending balance	$53,298	$130,322	$329,908	$81,664	$9,576	$15,960	$—	$620,728

ALL	(1,376)	(2,390)	(6,181)	(1,022)	(389)	—	(740)	(12,098)

Recorded investment	$51,922	$127,932	$323,727	$80,642	$9,187	$15,960	$(740)	$608,630

Ending balance:

Individually evaluated	$118	$2,196	$4,472	$474	$15	$—	$—	$7,275

Collectively evaluated	53,180	128,126	325,436	81,190	9,561	15,960	—	613,453

Total	$53,298	$130,322	$329,908	$81,664	$9,576	$15,960	$—	$620,728

A summary of past due loans at March 31, 2012 and December 31, 2011 is as follows (dollar amounts in thousands):

	March 31, 2012
	30-89 Days Past Due (accruing)	90 Days & Over or on non-accrual	Total

Construction	$364	$4,022	$4,386
Real estate – mortgage	753	2,717	3,470
Real estate – commercial	3,413	15,422	18,835
Commercial	1,173	269	1,442
Consumer	51	29	80
Municipal	—	—	—

Total	$5,754	$22,459	$28,213

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

	December 31, 2011
	30-89 Days Past Due (accruing)	90 Days & Over or on non-accrual	Total

Construction	$435	$4,945	$5,380
Real estate – mortgage	845	2,676	3,521
Real estate – commercial	2,072	11,660	13,732
Commercial	41	259	300
Consumer	59	43	102
Municipal	—	—	—

Total	$3,452	$19,583	$23,035

Credit Quality: Management utilizes a risk grading matrix on each of the Company’s commercial loans. Loans are graded on a scale of 1 to 7. A description of the loan grades is as follows:

0001 - Excellent Risk. Borrowers of highest quality and character. Almost no risk possibility. Balance sheets are very strong with superior liquidity, excellent debt capacity and low leverage. Cash flow trends are positive and stable. Excellent ratios.

0002 - Very Good Risk. Good ratios in all areas. High quality borrower. Normally quite liquid. Differs slightly from a 0001 customer.

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

0007 - Well defined weaknesses and trends that jeopardize the repayment of loans. Ranging from workout to legal. Includes loans that are nonaccrual and/or 90 days and over past due.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Below is a breakdown of loans by risk grading as of March 31, 2012 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007	Total

Commercial Loans	$86,403	$3,925	$771	$1,526	$92,625
Real Estate - Commercial	233,300	43,437	11,856	29,450	318,043
Construction	38,536	5,785	2,919	5,809	53,049
	358,239	53,147	15,546	36,785	463,717
Mortgage	142,008	851	885	5,176	148,920
Consumer Loans	8,412	—	—	4	8,416
Municipal Loans	16,287	—	—	—	16,287
Total	$524,946	$53,998	$16,431	$41,965	637,340
Deferred Origination Fees, net of costs					(405)
Total loans					$636,935

Below is a breakdown of loss by risk grading as of December 31, 2011 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007	Total

Commercial Loans	$84,652	$4,618	$1,051	$1,429	$91,750
Real Estate – Commercial	227,815	43,690	11,592	34,101	317,198
Construction	37,636	6,218	3,323	6,429	53,606
	350,103	54,526	15,966	41,959	462,554
Mortgage	137,379	391	885	4,801	143,456
Consumer Loans	8,791	—	—	18	8,809
Municipal Loans	16,577	—	—	—	16,577
Total	$512,850	$54,917	$16,851	$46,778	631,396
Deferred Origination Fees, net of costs					(381)
Total loans					$631,015

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

8.	Allowance For Loan Losses (“ALL”)

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

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional PFLL could be required that could adversely affect the earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized. As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

March 31, 2012	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$2,440	$1,602	$6,005	$56	$1	$—	$—	$10,104
Unpaid principal balance	2,750	1,796	7,794	174	2	—	—	12,516
Related allowance	310	194	1,789	118	1	—	—	2,412

With no related allowance recorded:
Recorded investment	$1,272	$2,312	$12,334	$468	$27	$—	$—	$16,413
Unpaid principal balance	1,272	2,312	12,334	468	27	—	—	16,413
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$3,712	$3,914	$18,339	$524	$28	$—	$—	$26,517
Unpaid principal balance	4,022	4,108	20,128	642	29	—	—	28,929
Related allowance	310	194	1,789	118	1	—	—	2,412

Average recorded investment during quarter	$3,780	$4,068	$18,075	$664	$48	$—	$—	$26,635

Interest income recognized while impaired	$—	$20	$110	$6	$—	$—	$—	$136

December 31, 2011	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$2,667	$904	$1,103	$—	$11	$—	$—	$4,685
Unpaid principal balance	2,852	1,096	1,702	54	16	—	—	5,720
Related allowance	185	192	599	54	5	—	—	1,035

With no related allowance recorded:
Recorded investment	$2,093	$3,011	$30,156	$612	$—	$—	$—	$35,872
Unpaid principal balance	2,093	3,011	30,156	612	—	—	—	35,872
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$4,760	$3,915	$31,259	$612	$11	$—	$—	$40,557
Unpaid principal balance	4,945	4,107	31,858	666	16	—	—	41,592
Related allowance	185	192	599	54	5	—	—	1,035

Average recorded investment during quarter	$4,942	$4,327	$30,080	$529	$15	$—	$—	$39,893

Interest income recognized while impaired	$277	$311	$1,512	$66	$21	$—	$—	$2,187

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Nonaccrual loans	$14,301	$15,242	$19,026	$16,759	$17,027
Loans restructured in a troubled debt restructuring, nonaccrual	8,158	4,341	5,287	5,288	165
Total nonperforming loans (“NPLs”)	$22,459	$19,583	$24,313	$22,047	$17,192

Restructured loans, accruing	$6,469	$22,009	$20,461	$18,559	$22,777

During the quarter ended March 31, 2012, $8.0 million of accruing restructured loans were transferred to nonaccrual and $7.6 million of restructured loans were in compliance with their modified terms and were transferred out of the restructured loan category.

9.	Foreclosed Properties, Net

Foreclosed properties are summarized as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2012	2011

Beginning balance	$14,913	$19,934
Transfer of net realizable value to foreclosed properties	3,858	1,244
Sale proceeds	(792)	(2,872)
Net gain from disposal of foreclosed properties	39	83
Valuation allowance related to properties disposed	(740)	(572)
Total foreclosed properties	17,278	17,817
Valuation allowance for losses	(2,512)	(4,092)
Total foreclosed properties, net	$14,766	$13,725

Changes in the valuation allowance for losses on foreclosed properties were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2012	2011

Beginning balance	$2,794	$3,982
Provision charged to operations	458	682
Amounts related to properties disposed	(740)	(572)
Balance at end of period	$2,512	$4,092

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

10.	Income Taxes

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

The Company regularly reviews the carrying amount of our deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of our deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as management’s expectations of future performance. At March 31, 2012 and December 31, 2011, the Company determined that no valuation allowance was required to be taken against our deferred income tax asset other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which the Company believes the benefit will more likely than not be realized. The Company continues to assess the amount of tax benefits it may realize.

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

As of March 31, 2012, the gross unrecognized tax benefits represent estimated tax and interest costs related to a pending IRS audit for the 2009 tax year. In January 2012, the Company and the IRS reached a tentative settlement agreement to finalize the audit. The Company paid interest related to the timing of deductions taken for income tax purposes. The liability amount recorded by the Company is considered adequate to cover the proposed settlement amount.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollar amounts in thousands):

Balance, January 1, 2012	$174
Additions for tax positions of prior years	—
Settlements	(34)
Balance, March 31, 2012	$140

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Changes in the deferred income tax balances were as follows (dollar amounts in thousands):

Deferred income taxes – Available for sale securities

	For the three months ended March 31,
	2012	2011

Balances at beginning of period	$(2,468)	$(659)
Net change during period	(434)	(810)
Balances at end of period	$(2,902)	$(1,469)

Deferred income taxes – Other than available for sale securities

	For the three months ended March 31,
	2012	2011

Balances at beginning of period	$9,613	$9,861
Net change during period	34	297
Balances at end of period	$9,647	$10,158

11.	Equity Investment

Baylake Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, the Bank and UFS have a common member on each of their respective Boards of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its net income is included in other income. The carrying value of the investment in UFS was $3.9 million at March 31, 2012 and December 31, 2011. The current book value of UFS is approximately $7,813 per share.

12.	Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market with servicing retained. Mortgage servicing rights (“MSRs”) are recorded at fair value when loans are sold in the secondary market with servicing retained. On a quarterly basis MSRs are valued based on available market information.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended March 31,
	2012	2011

Balance at beginning of period	$634	$746
Additions from loans sold with servicing retained	45	57
Changes in valuation	(36)	18
Loan payments and payoffs	54	(51)
Fair value of MSRs at the end of period	$697	$770

Unpaid principal balance of loans serviced for others was $85.8 million and $83.6 million at March 31, 2012 and March 31, 2011, respectively.

13.	Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) totaling $9.45 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes are convertible into shares of common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount, along with accrued but unpaid interest, of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The Company is not obligated to register the common stock issued on the conversion of the Convertible Notes.

During 2009 and 2010 the Company incurred debt issuance costs of $0.2 million. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which ends October 1, 2014.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

14.	Troubled Debt Restructuring

A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and the Bank grants a concession to that borrower that would not otherwise be considered except for the borrower’s financial difficulties. A TDR may be either accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred at which time it is returned to accrual status, generally six months.

(Dollar amounts in thousands)

	Construction Loans	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Total

Accruing

January 1, 2012	$—	$1,432	$20,203	$374	$—	$—	$22,009

Principal payments	—	(2)	(109)	(1)	—	—	(112)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	43	—	—	—	43
New restructured	—	—	175	—	—	—	175
Transferred out of TDRs	—	(39)	(7,592)	—	—	—	(7,631)
Transfers to nonaccrual	—	—	(8,015)	—	—	—	(8,015)
March 31, 2012	$—	$1,391	$4,705	$373	$—	$—	$6,469

Nonaccrual

January 1, 2012	$—	$—	$4,325	$16	$—	$—	$4,341

Principal payments	—	—	—	(1)	—	—	(1)
Charge-offs	—	—	(625)	—	—	—	(625)
Advances	—	—	188	—	—	—	188
New Restructured	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	(3,760)	—	—	—	(3,760)
Transfers from accruing	—	—	8,015	—	—	—	8,015
March 31, 2012	$—	$—	$8,143	$15	$—	$—	$8,158

Totals
January 1, 2012	$—	$1,432	$24,528	$390	$—	$—	$26,350

Principal payments	—	(2)	(109)	(2)	—	—	(113)
Charge-offs	—	—	(625)	—	—	—	(625)
Advances	—	—	231	—	—	—	231
New restructured	—	—	175	—	—	—	175
Transfers out of TDRs	—	(39)	(7,592)	—	—	—	(7,631)
Transfers to foreclosed properties	—	—	(3,760)	—	—	—	(3,760)
March 31, 2012	$—	$1,391	$12,848	$388	$—	$—	$14,627

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

During the quarter ended March 31, 2012, the entire $8.0 million of restructured loans transferred to nonaccrual status were loans that had been restructured with principal charge-offs (A/B Note Structure). Of the $7.6 million of loans transferred out of the restructured category, $5.0 million were loans that had been modified with payment schedule changes and not due to interest rate concessions. A majority of the remaining amount ($2.5 million) were loans that had been restructured with principal charge-offs (A/B Note Structure).

A summary of troubled debt restructurings as of March 31, 2012 and December 31, 2011 is as follows (dollar amounts in thousands):

	March 31, 2012		December 31, 2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	2	1,391	3	1,432
Real estate – commercial	14	12,848	24	24,528
Commercial	2	388	2	390
Consumer	—	—	—	—
Municipal	—	—	—	—
Total	18	$14,627	29	$26,350

15.	Supervisory Agreement

Effective December 29, 2010, the Company and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank and the Wisconsin Department of Financial Institutions (“WDFI”). Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval within the time periods specified therein written plans to: (i) further reduce the Bank’s concentration of commercial real estate loans; (ii) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $0.5 million which are now or in the future become past due more than 90 days, are on the Bank’s problem loan list, or are adversely classified in any report of examination of the Bank; (iii) review and revise, as appropriate, the Bank’s current policy for determining, documenting and recording an adequate allowance for loan losses and maintain sound processes for compliance with the same; and (iv) improve the Bank’s earnings and overall condition.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Under the terms of the Written Agreement, both the Company and the Bank have agreed to: (i) submit for approval plans to maintain sufficient capital on a consolidated basis, and the Bank, on a stand-alone basis; (ii) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers and legal and regulatory limitations on indemnification payments and severance payments; and (iii) refrain from declaring or paying dividends absent prior regulatory approval. Failure to comply with the provisions of the Written Agreement could result in the imposition of additional restrictions and/or sanctions by the Federal Reserve Bank and WDFI and could have a material adverse effect on the consolidated financial condition and results of operations of the Company.

As of the date of this filing, the Company and the Bank have complied with all terms of the Written Agreement.

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at March 31, 2012 and December 31, 2011 and our consolidated results of operations for the three months ended March 31, 2012 and 2011. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2011, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q.

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

Income Tax Accounting: The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the net deferred income tax asset on our March 31, 2012 balance sheet is recoverable, and the income tax liabilities are adequate and fairly stated in the consolidated financial statements.

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2011, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under generally accepted accounting principles and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2011, our valuation exceeded our carrying value by a range of 23% to 33%. As of March 31, 2012, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three month periods ended March 31, 2012 and 2011.

SUMMARY RESULTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2012	2011

Net income, as reported	$1,332	$651
Earnings per share-basic, as reported	$0.17	$0.08
Earnings per share-diluted, as reported	$0.15	$0.08
Cash dividends declared per share	$0.01	$—

Return on average assets	0.50%	0.28%
Return on average equity	6.23%	3.40%
Efficiency ratio (1)	71.55%	80.85%

(1)	Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains and net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $1.3 million for the three months ended March 31, 2012 increased from a net income of $0.7 million for the comparable period in 2011. Net interest income increased $0.3 million for the quarter ended March 31, 2012 versus the comparable quarter last year, resulting from a $0.6 million reduction in interest expense partially offset by a $0.3 million reduction in interest income. A PFLL of $1.8 million was charged to operations for the first quarter of 2012, which is $0.5 million higher than the $1.3 million PFLL taken during the comparable quarter of 2011. Noninterest income increased by $0.4 million in the first quarter of 2012 versus the comparable quarter of 2011, primarily due to an increase of $0.6 million in net gains on the sale of securities. Noninterest expense decreased $0.9 million between the periods primarily due to reductions in FDIC insurance expense and expenses related to the operation of other real estate.

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

Net interest income on a tax-equivalent basis was $8.6 million for the three months ended March 31, 2012 compared to $8.3 million for the same period in 2011. The increase for the first quarter of 2012 resulted primarily from a decrease in interest expense in funding costs on interest-bearing liabilities, partially offset by a decrease in interest income on interest-earning assets. Positively impacting net interest income was a $10.7 million increase in average noninterest-bearing demand deposits, from $87.8 million during the first quarter of 2011 to $98.5 million for the comparable period in 2012.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread decreased 4 bps to 3.42% for the first quarter of 2012 compared to the same period in 2011, resulting primarily from a 35 bps decrease in the yield on earning assets from 4.68% to 4.33%, partially offset by a 30 bps decrease in the cost of interest-bearing liabilities from 1.22% to 0.92%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the first quarter of 2012 was 3.51%, down 5 bps from 3.56% for the comparable period in 2011.

For the three months ended March 31, 2012, average interest-earning assets increased $39.6 million from the same period in 2011. Increases in average federal funds sold and interest-bearing due from financial institutions balances of $10.0 million (26.5%) and in taxable securities of $23.7 million (10.3%) accounted for a majority of the increase.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$634,131	$8,080	5.12%	$632,415	$8,553	5.49%
Taxable securities	254,805	1,906	2.99%	231,109	1,751	3.03%
Tax exempt securities [1]	44,207	564	5.10%	39,974	575	5.76%
Federal funds sold and interest-bearing due from financial institutions	47,645	30	0.25%	37,689	21	0.22%
Total earning assets	980,788	10,580	4.34%	941,187	10,900	4.68%
Noninterest earning assets	91,210			101,603
Total assets	$1,071,998			$1,042,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$762,525	$1,394	0.74%	$746,393	$1,956	1.06%
Short-term borrowings	—	—	—	1	—	0.65%
Customer repurchase agreements	35,078	23	0.26%	28,440	22	0.32%
Federal Home Loan Bank advances	55,000	258	1.88%	68,611	314	1.86%
Convertible promissory notes	9,450	245	10.37%	9,450	245	10.37%
Subordinated debentures	16,100	78	1.93%	16,100	67	1.65%
Total interest-bearing liabilities	878,153	1,998	0.92%	868,995	2,604	1.22%
Demand deposits	98,509			87,828
Accrued expenses and other liabilities	9,336			8,464
Stockholders’ equity	86,000			77,503
Total liabilities and stockholders’ equity	$1,071,998			$1,042,790
Net interest income		$8,582			$8,296
Interest rate spread (3)			3.42%			3.46%
Net interest margin (4)			3.51%			3.56%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.
(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)

(Dollar amounts in thousands)

Three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$(60)	$(413)	$(473)
Taxable securities	622	(467)	155
Tax exempt securities	230	(241)	(11)
Federal funds sold and interest-bearing due from financial institutions	23	(14)	9
Total interest-earning assets	$815	$(1,135)	$(320)

Interest expense:
Total interest-bearing deposits	$(331)	$(231)	$(562)
Repurchase agreements	19	(18)	1
FHLB advances	(255)	199	(56)
Subordinated debentures	—	11	11
Convertible promissory notes	—	—	—
Total interest-bearing liabilities	$(567)	$(39)	$(606)

Net interest income	$1,382	$(1,096)	$286

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.5% and 90.2% for the first quarter of 2012 and 2011, respectively.

Provision for Loan Losses:

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

The PFLL for the quarter ended March 31, 2012 was $1.8 million compared to $1.3 million for the first quarter of 2011. New impairments of $1.5 million on loans not previously identified, with associated loan balances of $7.8 million, were recorded during the first quarter of 2012. Included in those amounts is an impairment of $1.3 million on loan balances of $4.8 million on a credit relationship in the hospitality industry. Collateral for the related loans consists of three hotel properties in the Green Bay region.

Net loan charge-offs for the first three months of 2012 and 2011 were $1.1 million and $0.7 million, respectively. A charge-off of $0.6 million was recorded on a loan transferred to foreclosed properties during the first quarter of 2012. The loan was a nonperforming loan at December 31, 2011 with no allocation for loan losses. An additional charge-off of $0.2 million was recorded on a $3.2 million credit relationship for advances made for the payment of real estate taxes to protect our security interest in the collateral securing the loan. This credit was transferred to nonperforming loans during the first quarter of 2012. Net annualized charge-offs to average loans were 0.72% for the first three months of 2012 compared to 0.45% for the same period in 2011. For the three months ended March 31, 2012, nonperforming loans increased by $2.9 million (14.8%) to $22.5 million from $19.6 million at December 31, 2011. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to nonperforming loans. Our management believes that the ALL at March 31, 2012 and the related PFLL charged to earnings for the quarter and three months ended March 31, 2012 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three month periods ended March 31, 2012 and 2011, respectively.

NONINTEREST INCOME

(Dollar amounts in thousands)

	Three months ended
	March 31, 2012	March 31, 2011	% Change

Fees from fiduciary services	$240	$283	(15.3)%
Fees from loan servicing	159	190	(16.2)%
Service charges on deposit accounts	772	795	(2.8)%
Other fee income	188	164	14.7%
Financial services income	208	292	(28.8)%
Net gains from sales of loans	361	386	(6.4)%
Net gain (loss) in valuation of mortgage servicing rights	18	(30)	159.4%
Net gains from sale of securities	678	125	443.1%
Gains from sale of fixed assets	2	8	(79.1)%
Increase in cash surrender value of life insurance	93	130	(28.3)%
Equity in income of UFS subsidiary	177	231	(23.3)%
Other income	149	40	267.4%
Total Noninterest Income	$3,045	$2,614	16.5%

Noninterest income increased $0.4 million (16.5%) for the three months ended March 31, 2012 versus the comparable period in 2011. The gain resulted when securities were sold primarily to provide additional cash for potential business opportunities being considered and secondarily, to take advantage of opportunities to restructure a portion of the investment portfolio. These gains were realized to enhance our cash position as we explore potential strategic business opportunities. Partially offsetting the increase is a reduction of $0.1 million in financial services income due to reduced brokerage activity when compared to the similar period one year ago.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three months ended March 31, 2012 and 2011, respectively.

NONINTEREST EXPENSE

(Dollar amounts in thousands)

	Three months ended
	March 31, 2012	March 31, 2011	% Change

Salaries and employee benefits	$4,427	$4,556	(2.8)%
Occupancy	624	605	3.3%
Equipment	270	280	(3.6)%
Data processing and courier	229	208	10.3%
Operation of foreclosed properties	596	1,038	(42.6)%
Business development & advertising	171	128	33.7%
Charitable contributions	15	18	(13.8)%
Stationery and supplies	132	112	17.7%
Director fees	101	93	8.9%
FDIC insurance expense	362	731	(50.5)%
Legal and professional	100	193	(48.1)%
Loan and collection	210	168	25.3%
Other outside services	183	165	10.7%
Provision for impairment of letter of credit	—	7	NM %
Other operating	413	412	0.1%
Total Noninterest Expense	$7,833	$8,714	(10.1)%

Total noninterest expense decreased $0.9 million (10.1%) for the three months ended March 31, 2012 compared to the same period in 2011. The noninterest expense to average assets ratio was 2.9% for the three months ended March 31, 2012 compared to 3.4% for the same period in 2011.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was at 1.8% for the three months ended March 31, 2012 compared to 1.9% for the three months ended March 31, 2011. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities and premises and equipment). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio improved to 71.6% for the three months ended March 31, 2012 from 80.9% for the comparable period last year. This is primarily due to a decrease of $0.9 million in noninterest expense, of which $0.4 million was related to the operation of foreclosed properties and $0.4 million was related to a decrease in FDIC insurance premiums.

Expenses related to the operation of foreclosed properties held for sale by the Bank decreased $0.4 million to $0.6 million for the three-month period ended March 31, 2012 compared to $1.0 million for the same period in 2011. The decrease consists of a $0.2 million decrease in write-downs due to the revaluation of properties held and a $0.3 million decrease in net operating expenses, partially offset by a $0.1 million decrease in the net gain on sale of foreclosed properties. We continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees. A majority of the properties have updated valuations within the last twelve months.

Salaries and employee benefits decreased $0.1 million (2.8%) to $4.4 million for the three months ended March 31, 2012 compared to $4.5 million for the three months ended March 31, 2011. The number of full-time equivalent employees (FTEs) decreased from 304 at March 31, 2011 to 296 at March 31, 2012. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained.

Included in noninterest expense are FDIC insurance premiums of $0.4 million for the three months ended March 31, 2012 compared to $0.7 million for the same period a year ago. On February 7, 2011, the FDIC finalized a rule to change the assessment base upon which it calculates its premiums from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Act. The new base began in the second quarter of 2011, with the premium payable in September 2011. The result of the change has been a reduction in FDIC assessments.

Income Taxes:

We recorded an income tax expense of $0.5 million for the three months ended March 31, 2012 versus a nominal tax benefit for the same period in 2011. The increase in tax expense is primarily attributable to a $1.2 million year-over-year increase in pre-tax income.

We maintain significant net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and foreclosed property valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At March 31, 2012, we determined that no valuation allowance was required to be taken against our deferred income tax assets other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

During the second quarter of 2011, the IRS began an audit of our 2009 federal income tax return primarily in response to our net operating loss carry back claim. In January 2012, we reached a tentative settlement agreement with the IRS to finalize the audit. We expect the audit to be finalized sometime during 2012.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS

(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011	Percent Change
Amount of Loans by Type:
Real estate-mortgage:
Commercial	$318,043	$317,198	0.3%
1-4 Family residential
First liens	96,770	90,369	7.1%
Junior liens	8,211	8,878	(7.5)%
Home equity	43,939	44,209	(0.6)%
Commercial, financial and agricultural	92,625	91,750	1.0%
Real estate-construction	53,049	53,606	(1.0)%
Installment
Credit cards and related plans	1,642	1,675	(2.0)%
Other	6,774	7,134	(5.0)%
Obligations of states and political subdivisions	16,287	16,577	(1.7)%
Less: Deferred origination fees, net of costs	(405)	(381)	0.9%
Less: Allowance for loan losses	(11,250)	(10,638)	5.8%
Total	$625,685	$620,377	0.9%

Net loans at March 31, 2012 increased $5.3 million (0.9%) from $620.4 million at December 31, 2011 to $625.7 million at March 31, 2012. The increase is primarily due to an increase of $6.4 million (7.1%) in first lien 1-4 family residential loans.

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

The ALL at March 31, 2012 was $11.3 million, compared to $10.6 million at December 31, 2011. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular classes, analyzed as a group. We determine General Reserves – Other by taking into account such factors as the concentration of loans in a particular industry or geographic area and adjustments for economic indicators. By nature, our general reserve changes with our fluid lending environment and the overall economic environment in which we lend. As such, we are continually attempting to enhance this portion of the allocation process to reflect anticipated losses in our portfolio driven by these changing factors. Economic statistics, specifically unemployment and inflation rates for national, state and local markets are monitored and factored into the allocation to address repayment risk. Further identification and management of portfolio concentration risks, both by loan class and by specific markets is reflected in the general allocation component.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties:

Management encourages early identification of nonaccrual and problem loans in order to minimize the risk of loss. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and nonaccrual loans restructured in a troubled debt restructuring that haven’t shown a sufficient period of performance with the restructured terms. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest or earlier as deemed appropriate. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification, such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to accounting guidance for troubled debt restructurings.

NONPERFORMING ASSETS

(Dollar amounts in thousands)

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
Nonperforming Assets:
Nonaccrual loans	$14,301		$15,242		$19,027		$16,759
Nonaccrual loans, restructured	8,158		4,341		5,287		5,288
Accruing loans past due 90 days or more	—		—		—		—
Total nonperforming loans (“NPLs”)	$22,459		$19,583		$24,314		$22,047
Foreclosed assets, net	14,766		12,119		10,662		11,946
Total nonperforming assets (“NPAs”)	$37,225		$31,702		$34,976		$33,993
Restructured loans, accruing(1)	$6,469		$22,009		$20,461		$18,559

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	2.46	x	1.80	x	3.11	x	3.00	x
NCOs to average loans (annualized)	0.72%		0.94%		0.66%		0.67%
ALL to total loans	1.76%		1.68%		2.01%		2.04%
NPLs to total loans	3.52%		3.10%		3.81%		3.55%
NPAs to total assets	3.49%		2.92%		3.33%		3.34%
ALL to NPLs	50.09%		54.32%		52.88%		57.42%

(1)	Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

Restructured nonaccrual loans at December 31, 2011 were $4.3 million. During the first quarter of 2012, $8.0 million of restructured loans were transferred from the accruing category to the nonaccruing category. These loans were in the hospitality industry and satisfactory repayment plans could not be reached with the borrowers for future payments. At December 31, 2011, these loans were current and in compliance with the restructured loan terms. In addition, a loan in the amount of $3.8 million was transferred to foreclosed properties and a portion of the loan, $0.6 million, was charged off.

Restructured loans accruing at December 31, 2011 were $22.0 million. As previously mentioned, $8.0 million of accruing restructured loans were transferred to nonaccrual during the first quarter of 2012. In addition, $7.6 million of restructured loans were in compliance with their modified terms for a period deemed sufficient and were therefore transferred out of the restructured loan category. This reduced the accruing restructured loans to $6.5 million at March 31, 2012.

Nonperforming loans increased $2.9 million (14.7%) from December 31, 2011 to March 31, 2012 primarily due to the transfer of $8.0 million of restructured loans from the accruing category to the nonaccruing category during the first quarter of 2012. The collateral for the loans consists of four commercial properties in the hospitality industry. The nonperforming loan relationships are secured primarily by commercial or residential real estate and, secondarily, by personal guarantees from principals of the respective borrowers. Partially offsetting the increase was a decrease of $4.4 million related to a property transferred to foreclosed properties, with a portion of the loan being charged-off in the amount of $0.6 million.

Loan balances with a risk grading of 0006B or 0007 have decreased by $5.2 million since December 31, 2011. Loans in these categories are existing or potential problem loans that require management’s close attention. The decline in these troubled assets continues to be an indication of improvement in the quality of the loan portfolio. As additional evidence of the continued improvement in the overall quality of the loan portfolio, loan balances with a risk grading of 0005 or better have risen to $524.9 million as of March 31, 2012, representing 82.4% of the total loan portfolio. Loan balances with a risk grading of 0005 or better totaled $512.9 million as of December 31, 2011, representing 81.3% of the total loan portfolio.

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)

30-89 DAYS PAST DUE

(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Secured by Real Estate	$4,530	$3,352	$2,555	$3,355	$7,615
Commercial and industrial loans	1,173	39	91	249	1,877
Loans to individuals	51	59	141	44	54
All other loans	—	—	—	—	60
Total	$5,754	$3,450	$2,787	$3,648	$9,606
Percentage of total loans	0.90%	0.55%	0.44%	0.59%	1.55%

As indicated above, loan balances 30 to 89 days past due have increased by $2.3 million since December 31, 2011. Compared to March 31, 2011, loan balances 30 to 89 days past due have decreased $3.9 million.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIES

(Dollar amounts in thousands)

	Three months ended March 31,	Twelve months ended December 31,	Three months ended March 31,
	2012	2011	2011

Beginning Balance	$12,119	$15,952	$15,952
Transfer of loans to foreclosed properties	3,858	5,127	1,244
Sales proceeds, net	(792)	(7,419)	(2,872)
Net gain from sale of foreclosed properties	39	205	83
Provision for foreclosed properties	(458)	(1,746)	(682)
Total Foreclosed Properties, net	$14,766	$12,119	$13,725

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Three months ended March 31, 2012	Twelve months Ended December 31, 2011	Three months ended March 31, 2011

Beginning Balance	$2,794	$3,982	$3,982
Provision charged to operations	458	1,746	682
Allowance recovered on properties disposed	(740)	(2,934)	(572)
Ending Balance	$2,512	$2,794	$4,092

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At March 31, 2012, the investment portfolio (comprising investment securities available for sale) decreased $5.2 million (1.9%) to $279.1 million compared to $284.3 million at December 31, 2011. At March 31, 2012, the investment portfolio represented 26.1% of total assets compared to 26.2% at December 31, 2011. For the three months ended March 31, 2012, principal payments of $16.1 million and $17.1 million were received on maturing investments and the sale of investments, respectively, and a gain of $0.7 million was recognized. The gain resulted when securities were sold primarily to provide additional cash for potential business opportunities being considered and secondarily, to take advantage of opportunities to restructure a portion of the investment portfolio. We purchased $26.9 million of securities for a net cash increase of $6.3 million.

We closely monitor securities we hold in our investment portfolio that remain in an unrealized loss position for greater than twelve months. Total gross unrealized losses on these securities are $0.9 million at March 31, 2012, representing 62.9% of total gross unrealized securities losses and 0.3% of the total investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between the present value of the cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At March 31, 2012 and December 31, 2011, we did not hold securities of any one issuer, other than one of the following agencies or corporations of the United States government: the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or United States Department of Veterans Affairs (“VA”), in an amount greater than 10% of stockholders’ equity. As of March 31, 2012, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 23.4% of the total amount invested in mortgage-backed securities.

Deposits:

Total deposits at March 31, 2012 decreased $6.9 million (0.8%) to $858.3 million from $865.2 million at December 31, 2011. This decrease was a result of an $11.2 million (3.7%) decrease in time deposits from $303.5 million at December 31, 2011 to $292.3 million at March 31, 2012 and a $6.9 million (2.8%) decrease in our non-interest bearing and interest bearing demand deposits from $251.2 million at December 31, 2011 to $244.3 million at March 31, 2012, partially offset by an increase of $11.3 million (3.6%) in our savings deposits from $310.5 million at December 31, 2011 to $321.7 million at March 31, 2012. Total interest-bearing deposits decreased $9.2 million (1.2%) while non-interest-bearing deposits increased $2.3 million (2.2%) from December 31, 2011 to March 31, 2012.

Emphasis has been, and will continue to be, placed on generating additional core deposits in 2012 through competitive pricing of deposit products and through our existing branch delivery systems. We will also attempt to attract and retain core deposit accounts through new product offerings and quality customer service. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank and through the discount window at the Federal Reserve.

Other Funding Sources:

Securities sold under agreements to repurchase decreased $14.3 million (30.0%) from $47.6 million at December 31, 2011 to $33.3 million at March 31, 2012. We did not have any federal funds purchased at either March 31, 2012 or December 31, 2011.

FHLB advances were $55.0 million at March 31, 2012, consistent with the balance at December 31, 2011. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR. At March 31, 2012, the interest rate on these securities was 1.82%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. After discussion with our regulators during the first quarter of 2011, we exercised our right to defer payment of interest on the Debentures beginning with the March 30, 2011 interest payment, even though we had sufficient cash to make the interest payment. Our payments due June 29, 2011 and September 29, 2011 were also deferred. The expense related to the interest payment was recorded with a corresponding liability for the interest payment amount. In December of 2011, we made all payments due under the agreement, including the deferred payments. At March 31, 2012, we are current on all interest payments.

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

Contractual Obligations:

We use a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Contractual obligations disclosed in the 2011 Annual Report on Form 10-K have not materially changed since that Report was filed.

The following table summarizes our significant contractual obligations and commitments at March 31, 2012:

CONTRACTUAL OBLIGATIONS

(Dollar amounts in thousands)

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Certificates of deposit and other time deposit obligations	$159,017	$122,724	$10,567	$—	$292,308
Repurchase agreements	33,277	—	—	—	33,277
Federal Home Loan Bank advances	15,000	28,000	12,000	—	55,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes (1)	—	9,450	—	—	9,450
Total	$207,294	$160,174	$22,567	$16,100	$406,135

(1)	One-half of the Convertible Notes are mandatorily converted to shares of our common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off- Balance Sheet Arrangements:

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS

(Dollar amounts in thousands)

	March 31, 2012	December 31, 2011

Commitments to fund home equity line loans	$57,239	$56,952
Commitments to fund 1-4 family loans	1,549	3,034
Commitments to fund residential real estate construction loans	646	1,114
Commitments unused on various other lines of credit loans	159,901	163,698
Total commitments to extend credit	$219,335	$224,798
Financial standby letters of credit	$11,690	$12,468

Subsequent to March 31, 2012, one of the properties securing a standby letter of credit for which a valuation reserve had been established was sold. The purchaser of the property assumed the existing obligations and the valuation reserve was eliminated. No additional provision for impairment was necessary.

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

Maturing investments have historically been a primary source of liquidity. For the three months ended March 31, 2012, principal payments totaling $16.1 million were received on maturing investments. In addition, we received proceeds of $17.1 million from the sale of investments and we purchased $26.9 million in investments in the same period. Approximately 9.6%, or $18.2 million, of the mortgage-backed securities outstanding at March 31, 2012 were issued and guaranteed by GNMA, the SBA or the VA, agencies of the United States government. An additional 67.4%, or $127.1 million, of the mortgage-backed securities outstanding at March 31, 2012 were issued by either FNMA or FHLMC, United States government-sponsored-agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, but only comprised approximately 22.9%, or $43.3 million, of the outstanding mortgage-backed securities at March 31, 2012. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

During February 2012, proceeds of $2.1 million were received from the FHLB under their excess FHLB stock repurchase program that was implemented in 2011.

Deposit decreases, reflected as a financing activity in the March 31, 2012 Unaudited Consolidated Statements of Cash Flows, resulted in $6.9 million of cash outflow during the first three months of 2012. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $0.6 million from $46.7 million at December 31, 2011 to $46.1 million at March 31, 2012. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $214.5 million, or 33.6% of total loans, maturing within one year of March 31, 2012. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at March 31, 2012, securities sold under agreements to repurchase totaled $33.3 million compared to $47.6 million at the end of 2011. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $55.0 million at March 31, 2012 and December 31, 2011.

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

Capital Resources:

Stockholders’ equity at March 31, 2012 and December 31, 2011 was $86.4 million and $84.4 million, respectively, reflecting an increase of $2.0 million (2.3%) during the first three months of 2012. The increase in stockholders’ equity was primarily related to our net income of $1.3 million and an increase in comprehensive income of $0.7 million (as a result of an increase in unrealized gains on available for sale securities). The ratio of stockholders’ equity to assets was 8.1% and 7.8% at March 31, 2012 and December 31, 2011, respectively.

No cash dividends were declared during 2011. In January 2012, we declared a $0.01 per share dividend. Subsequent to March 31, 2012, we declared a $0.01 per share dividend payable June 1, 2012. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. In order to pay dividends, pursuant to the Written Agreement, advance approval from the WDFI as well as the Federal Reserve Board is required. There is no assurance that we will continue to receive such approval if sought.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines which banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At March 31, 2012, we maintained capital in excess of the minimum ratios required to be categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

Total capital to Risk-weighted Asset ratios for the previous four quarters are as follows:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Company	13.77%	13.54%	13.35%	13.43%
Bank	13.63%	13.38%	13.16%	13.20%

Effective December 29, 2010, we and the Bank entered into the Written Agreement with the Federal Reserve Bank and WDFI, the terms of which are detailed in Note 15 to our consolidated financial statements included in Part 1, Item 1 of this Report.

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

The following tables present our and the Bank’s capital ratios as of March 31, 2012 and December 31, 2011:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2012
Total Capital (to Risk-Weighted Assets)
Company	$102,946	13.77%	$59,827	8.00%	$	N/A	N/A
Bank	102,032	13.63%	59,868	8.00%		74,835	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$84,125	11.25%	$29,913	4.00%	$	N/A	N/A
Bank	92,654	12.38%	29,934	4.00%		44,901	6.00%
Tier 1 Capital (to Average Assets)
Company	$84,125	7.95%	$42,325	4.00%	$	N/A	N/A
Bank	92,654	8.74%	42,388	4.00%		52,985	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)
Company	$101,446	13.54%	$59,928	8.00%	$	N/A	N/A
Bank	100,268	13.38%	59,961	8.00%		74,952	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$82,617	11.03%	$29,964	4.00%	$	N/A	N/A
Bank	90,883	12.13%	29,981	4.00%		44,971	6.00%
Tier 1 Capital (to Average Assets)
Company	$82,617	7.93%	$41,648	4.00%	$	N/A	N/A
Bank	90,883	8.72%	41,711	4.00%		52,139	5.00%

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

As of March 31, 2012, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2011, as described in our 2011 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at March 31, 2012.

INTEREST SENSITIVITY

(Dollar amounts in thousands)

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2012		At December 31, 2011
	Dollar change	Percentage change	Dollar change	Percentage change
Change in levels of interest rates
+200 bp	$(983)	(3.0)%	$105	0.3%
+100 bp	(1,035)	(3.2)%	(122)	(0.4)%
Base	—	—	—	—
-100 bp	(1,063)	(3.3)%	(1,436)	(4.5)%
-200 bp	(1,824)	(5.6)%	(2,125)	(6.6)%

As shown above, at March 31, 2012, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $1.0 million or 3.0%. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $1.8 million or 5.6%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the risk factors since then.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of our equity securities.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are furnished herewith:

Exhibit Number	Description
31.1	Certification under Section 302 of Sarbanes-Oxley by Robert J. Cera, Chief Executive Officer, is attached hereto.
31.2	Certification under Section 302 of Sarbanes-Oxley by Kevin L. LaLuzerne, Chief Financial Officer, is attached hereto.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley is attached hereto.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	May 10, 2012	/s/ Robert J. Cera
Robert J. Cera President and Chief Executive Officer

Date:	May 10, 2012	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne Treasurer and Chief Financial Officer