Form 10-Q
period 2012-06-30
BAYLAKE CORP
filed 2012-08-09
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

Number of outstanding shares of common stock, $5.00 par value per share, as of August 9, 2012 was 7,927,347 shares.

BAYLAKE CORP. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2012 (Unaudited) and December 31, 2011
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$69,753	$86,980
Federal funds sold	1,369	513
Securities available for sale	255,512	284,331
Loans held for sale	1,703	1,869
Loans, net of allowance of $12,733 and $10,638 at June 30, 2012 and December 31, 2011, respectively	620,903	620,377
Cash surrender value of life insurance	22,895	23,064
Premises and equipment, net	21,184	22,953
Premises and equipment held for sale	3,122	1,224
Federal Home Loan Bank stock	4,133	6,792
Foreclosed properties, net	10,357	12,119
Goodwill	6,641	6,641
Deferred income taxes	6,806	7,145
Accrued interest receivable	3,272	3,381
Other assets	11,139	9,540
Total Assets	$1,038,789	$1,086,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$114,209	$104,446
Interest-bearing	731,067	760,741
Total Deposits	845,276	865,187

Federal Home Loan Bank advances	55,000	55,000
Repurchase agreements	17,697	47,566
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	9,450
Accrued expenses and other liabilities	7,079	9,225
Total Liabilities	950,602	1,002,528

Commitments and Contingencies – Note 16

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-8,148,360 shares at June 30, 2012 and 8,132,552 at December 31, 2011;
Outstanding-7,927,347 shares at June 30, 2012 and 7,911,539 at December 31, 2011	40,741	40,662
Additional paid-in capital	12,080	12,066
Retained earnings	33,909	31,441
Treasury stock (221,013 shares at June 30, 2012 and December 31, 2011)	(3,549)	(3,549)
Accumulated other comprehensive income	5,006	3,781
Total Stockholders’ Equity	88,187	84,401
Total Liabilities and Stockholders’ Equity	$1,038,789	$1,086,929

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and six months ended June 30, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,875	8,238	$15,885	16,720
Taxable securities	1,712	1,878	3,618	3,629
Tax exempt securities	372	374	744	754
Federal funds sold	23	18	53	39
Total Interest and Dividend Income	9,982	10,508	20,300	21,142

INTEREST EXPENSE
Deposits	1,194	1,872	2,588	3,828
Repurchase agreements	13	20	36	42
Federal Home Loan Bank advances and other debt	258	258	516	572
Subordinated debentures	74	67	152	134
Convertible promissory notes	245	245	490	490
Total Interest Expense	1,784	2,462	3,782	5,066
Net interest income	8,198	8,046	16,518	16,076
Provision for loan losses	2,275	1,950	4,025	3,250
Net interest income after provision for loan losses	5,923	6,096	12,493	12,826

NONINTEREST INCOME
Fees from fiduciary activities	283	220	523	503
Fees from loan servicing	141	223	300	413
Fees for other services to customers	1,220	1,215	2,388	2,466
Net gain on sale of loans	512	211	873	597
Net loss in mortgage servicing rights	(87)	(84)	(69)	(114)
Net gain on sale of securities	907	—	1,585	125
Net gain/(loss) on sale of premises and equipment	174	(11)	176	(3)
Net gain on sale of premises and equipment held for sale	445	—	445	—
Increase in cash surrender value of life insurance	107	122	200	252
Income in equity of UFS subsidiary	159	202	336	433
Other income	481	323	630	363
Total Noninterest Income	4,342	2,421	7,387	5,035

NONINTEREST EXPENSE
Salaries and employee benefits	4,228	4,058	8,655	8,614
Occupancy expense	553	575	1,177	1,180
Equipment expense	287	308	557	588
Data processing and courier	221	203	450	411
FDIC insurance expense	369	559	731	1,290
Operation of other real estate	1,817	729	2,413	1,767
Loan and collection expense	147	163	357	331
Other outside services	198	158	381	323
Other operating expenses	1,057	1,102	1,989	2,065
Total Noninterest Expense	8,877	7,855	16,710	16,569
Income before provision for/(benefit from) income taxes	1,388	662	3,170	1,292
Provision for (benefit from) income taxes	94	(113)	544	(134)
Net Income	$1,294	775	$2,626	$1,426

Basic earnings per share	$0.16	0.10	$0.33	$0.18
Diluted earnings per share	$0.15	0.10	$0.30	$0.18

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
Three and six months ended June 30, 2012
(Dollar amounts in thousands)

	Three months ended June 30, 2012		Six months ended June 30, 2012
Net Income		$1,294		$2,626
Other comprehensive income, net of tax
Unrealized gains on securities:
Net unrealized holding gains arising during period	$1,830		$3,610
Less: reclassification adjustment for gains included in net income	(907)		(1,585)
Tax effect	(365)		(800)
Other comprehensive income		558		1,225
Comprehensive income		$1,852		$3,851

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
Six months ended June 30, 2012
(Dollar amounts in thousands, except share data)

						Accumulated Other Comprehensive Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock		Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	7,911,539	$40,662	$12,066	$31,441	$(3,549)	$3,781	$84,401
Net income for the period	—	—	—	2,626	—	—	2,626
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	3,610	3,610
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(1,585)	(1,585)
Tax effect	—	—	—	—	—	(800)	(800)
Total comprehensive income	—	—	—	—	—	—	3,851
Stock-based compensation expense	—	—	85	—	—	—	85
Vesting of Restricted Stock Units (“RSUs”)	14,919	75	(75)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	12	—	—	—	12
Exercise of stock options	889	4	(1)	—	—	—	3
Expiration/forfeiture of unexercised stock options/RSUs	—	—	(7)	—	—	—	(7)
Cash dividends ($0.02 per share)	—	—	—	(158)	—	—	(158)

Balance, June 30, 2012	7,927,347	$40,741	$12,080	$33,909	$(3,549)	$5,006	$88,187

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2012 and 2011
(Dollar amounts in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$2,626	$1,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	640	652
Amortization of debt issuance costs	18	17
Provision for losses on loans	4,025	3,250
Provision for impairment of letters of credit	—	14
Net amortization of premium/discount on securities	1,435	1,269
Increase in cash surrender value of life insurance	(200)	(252)
Net gain on life insurance death benefit	(501)	(161)
Net realized gain on sale of securities	(1,585)	(125)
Net gain on sale of loans	(873)	(597)
Proceeds from sale of loans held for sale	46,447	42,937
Origination of loans held for sale	(45,535)	(36,354)
Net change in valuation of mortgage servicing rights	69	114
Provision for valuation allowance on foreclosed properties	2,202	1,087
Net gain on sale of premises and equipment	(176)	3
Net (gain) loss on sale of land held for sale	(445)	10
Net gain on disposals of foreclosed properties	(110)	(103)
Benefit for deferred income tax expense	(461)	(580)
Stock-based compensation expense	85	32
Tax benefit from exercise/forfeiture of options	(4)	—
Income in equity of UFS subsidiary	(336)	(433)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(1,794)	3,576
Accrued expenses and other liabilities	(2,147)	1,047
Net cash flows provided by operating activities	3,380	16,829

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	45,823	21,534
Principal payments on securities available for sale	27,856	21,916
Purchase of securities available for sale	(42,685)	(27,218)
FHLB stock redemption	2,659	—
Proceeds from sale of foreclosed properties	5,489	4,383

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2012 and 2011
(Dollar amounts in thousands)

	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES (continued)
Proceeds from sale of premises and equipment	$247	$11
Proceeds from sale of land held for sale	601	308
Loan originations and payments, net	(10,370)	5,615
Additions to premises and equipment	(996)	(254)
Proceeds from life insurance surrender	—	1,698
Proceeds from life insurance death benefit	870	457
Rabbi Trust initial funding	—	(1,626)
Net change in federal funds sold	(856)	1
Dividend from UFS Subsidiary	680	219
Net cash provided by investing activities	29,318	27,044

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(19,910)	(27,606)
Net change in federal funds purchased and repurchase agreements	(29,869)	1,324
Repayments on Federal Home Loan Bank advances	—	(15,000)
Tax benefit from vesting of restricted stock units	12	—
Cash dividends paid	(158)	—
Net cash used in financing activities	(49,925)	(41,282)
Net change in cash	(17,227)	2,591

Beginning cash	86,980	54,555
Ending cash	$69,753	$57,146
Supplemental cash flow information:
Interest paid	$3,696	$4,861
Income taxes paid (refunded), net	1,200	(2,526)
Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$5,819	$1,361
Mortgage servicing rights resulting from sale of loans	127	89

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

1.

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiary Baylake Bank (the “Bank”), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc., and Baylake Insurance Agency, Inc. The accompanying interim consolidated financial statements should be read in conjunction with the 2011 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three and six month periods ending June 30, 2012 and 2011. The consolidated results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events through August 9, 2012, the date the interim consolidated financial statements were issued.

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

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,				Six months ended June 30,

	2012		2011		2012		2011
(Numerator):
Net income available to common stockholders	$1,294		$775		$2,626		$1,426
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	149		—		297		—
Income available to common stockholders plus assumed conversions	$1,443		$775		$2,923		$1,426

(Denominator):
Weighted average number of common shares outstanding-basic	7,926,546		7,911,539		7,920,436		7,911,539
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options	1,844	(1)	—	(1)	—	(2)	—	(2)
Dilutive effect of restricted stock units	16,470		4,870		16,605	(3)	2,287
Dilutive effect of convertible promissory notes (4)	1,890,000		—		1,890,000		—
Dilutive potential common shares	1,908,314		4,870		1,906,605		2,287
Adjusted weighted-average shares	9,834,860		7,916,409		9,827,041		7,913,826

Basic Earnings Per Share	$0.16		$0.10		$0.33		$0.18
Diluted Earnings Per Share	$0.15		$0.10		$0.30		$0.18

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

(1)

At June 30, 2012 and 2011, there were 68,572 and 112,400 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2)

At June 30, 2012 and 2011, there were 138,701 and 112,400 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(3) At June 30, 2012, there were 68,572 outstanding restricted stock units which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(4)

At June 30, 2012, the Company had $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the conversion ratio if voluntary conversion has not occurred. At June 30, 2012, the entire 1,890,000 common shares are included since the average market price per share for the three months and six months ended June 30, 2012 exceeded the conversion price of $5.00 per share. For the three months and six months ended June 30, 2011, the common shares are not included due to their anti-dilutive effect.

4.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU was effective for the first interim or annual period beginning on or after December 15, 2011. The provisions of this guidance had no impact on the consolidated financial condition, results of operation or liquidity of the Company.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

A financial instruments categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the fair value measurement.

The methods and assumptions used to estimate fair value are described below.

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). None of the Company’s securities available for sale at June 30, 2012 or December 31, 2011 were measured using Level 1 inputs.

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

Foreclosed properties - the fair value of foreclosed properties is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information. Foreclosed properties are adjusted to fair value less costs to sell upon transfer to foreclosed properties, establishing a new cost basis when fair value is lower than the carrying cost on date of transfer. Subsequently, foreclosed properties are carried at the lower of cost or fair value less estimated costs to sell (Level 3 inputs).

Impaired loans - the fair value of impaired loans is based on review of comparable collateral in similar marketplaces (Level 3 inputs) or an analysis of expected cash flows of the loan in relationship to the contractual terms of the loan (Level 3 inputs). Impaired loans are carried at the lower of amortized cost or fair value less estimated costs to sell. Not all impaired loans are carried at fair value if there is sufficient collateral or expected repayments exceed the recorded investments of such loans.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$12,033	$—	$12,033	$—
Mortgage-backed securities	166,073	—	161,530	4,543
Asset-backed securities	4,768	—	4,768	—
Obligations of states and political subdivisions	58,580	—	58,580	—
Private placement and corporate bonds	12,404	—	12,404	—
Other securities	1,654	—	1,654	—
Total securities available for sale	255,512	—	250,969	4,543
Mortgage servicing rights	693	—	693	—
Total	$256,205	$—	$251,662	$4,543

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$14,138	$—	$14,138	$—
Mortgage-backed securities	193,592	—	177,330	16,262
Asset-backed securities	4,969	—	4,969	—
Obligations of states and political subdivisions	57,766	—	57,766	—
Private placement and corporate bonds	12,212	—	12,212	—
Other securities	1,654	—	1,654	—
Total securities available for sale	284,331	—	268,069	16,262
Mortgage servicing rights	634	—	634	—
Total	$284,965	$—	$268,703	$16,262

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three month period ended June 30, 2012	For the six month period ended June 30, 2012
Balance, beginning of period	$4,923	$16,262
Transfer into Level 3	—	—
Net unrealized gains	47	546
Transfer out of Level 3	—	(10,593)
Principal payments	(427)	(1,672)
Balance, end of period	$4,543	$4,543

The transfers out of Level 3 during the first quarter were the result of the availability of quoted prices on a portion of the securities that were Level 3 at December 31, 2011.

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$8,669	$—	$—	$8,669
Foreclosed properties, net	10,357	—	—	10,357
Total	$19,026	$—	$—	$19,026

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,685	$—	$—	$4,685
Foreclosed properties, net	12,119	—	—	12,119
Total	$16,804	$—	$—	$16,804

Required Financial Disclosures about Fair Value of Financial Instruments

The accounting guidance for financial instruments requires disclosures of estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of this guidance. Accordingly, the fair value disclosures required by this guidance are only indicative of the value of individual financial instruments as of the dates indicated and should not be considered an indication of the Company’s fair value.

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$69,753	$69,753	$86,980	$86,980
Federal funds sold	1,369	1,369	513	513
Securities available for sale	255,512	255,512	284,331	284,331
Loans held for sale	1,703	1,731	1,869	1,898
Loans, net	620,903	623,061	620,377	622,967
Federal Home Loan Bank stock	4,133	4,133	6,792	6,792
Mortgage servicing rights	693	693	634	634
Foreclosed properties, net	10,357	10,357	12,119	12,119
Accrued interest receivable	3,272	3,272	3,381	3,381
FINANCIAL LIABILITIES
Deposits	$845,276	$846,179	$865,187	$851,054
Repurchase agreements	17,697	17,697	47,566	47,566
Federal Home Loan Bank advances	55,000	56,679	55,000	56,968
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,393	9,450	9,387
Accrued interest payable	985	985	898	898

Off-balance sheet credit related items:
Letters of credit	$—	$—	$1,995	$1,995

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

(d) Cash Value of Life Insurance

The fair value of life insurance approximates the carrying amount because upon liquidation of these investments, the Company would receive the cash surrender value, which equals the carrying amount.

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

(g) Deposits

The carrying amount of demand deposits (interest-bearing and noninterest-bearing), savings deposits, and money market deposits approximates fair value. The carrying amount of variable rate time deposits, including certificates of deposit, approximates fair value. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates.

(h) Repurchase Agreements

The carrying amount of repurchase agreements approximates fair value.

(i) Federal Home Loan Bank Advances

The carrying amount of variable rate FHLB advances approximates fair value. For fixed rate advances, fair value is based on discounted cash flows using current market interest rates.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. government-sponsored agency securities	$12,033	$9	$(12)
Obligations of states and political subdivisions	58,580	4,433	(7)
Mortgage-backed securities	166,073	4,279	(661)
Asset-backed securities	4,768	127	(221)
Private placement and corporate bonds	12,404	335	(8)
Other securities	1,654	—	—
Totals	$255,512	$9,183	$(909)

	December 31, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. government-sponsored agency securities	$14,138	$49	$—
Obligations of states and political subdivisions	57,766	4,128	—
Mortgage-backed securities	193,592	4,233	(1,984)
Asset-backed securities	4,969	132	(451)
Private placement and corporate bonds	12,212	159	(17)
Other securities	1,654	—	—
Totals	$284,331	$8,701	$(2,452)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

At June 30, 2012 and December 31, 2011, the mortgage-backed securities portfolio was $166.1 million, (65.0%) and $193.6 million, (68.1%), respectively, of the investment portfolios. Approximately 9.4%, or $15.6 million, of the mortgage-backed securities outstanding at June 30, 2012 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), the Small Business Administration (“SBA”) or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 65.2%, or $108.3 million, of the mortgage-backed securities outstanding at June 30, 2012 were issued by either the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, but only comprised approximately 25.4%, or $42.3 million, of the outstanding mortgage-backed securities at June 30, 2012. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$2,013	$(12)	$—	$—	$2,013	$(12)
Obligations of states and political subdivisions	474	(7)	—	—	474	(7)
Mortgage-backed securities	31,525	(141)	7,163	(520)	38,688	(661)
Asset-backed securities	—	—	3,592	(221)	3,592	(221)
Private placement and corporate bonds	3,513	(8)	—	—	3,513	(8)
Total securities temporarily impaired	$37,525	$(168)	$10,755	$(741)	$48,280	$(909)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$46,955	$(964)	$9,363	$(1,020)	$56,318	$(1,984)
Asset-backed securities	—	—	3,645	(451)	3,645	(451)
Private placement and corporate bonds	3,504	(17)	—	—	3,504	(17)
Total securities temporarily impaired	$50,459	$(981)	$13,008	$(1,471)	$63,467	$(2,452)

At June 30, 2012, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprises two securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprises two securities.

At December 31, 2011, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprises three securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprises two securities.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers is assessed. Adjustments to market value that are considered temporary are recorded as a separate component of other comprehensive income, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of operations. Unrealized losses other than credit losses will continue to be recognized in other comprehensive income, net of tax. Unrealized losses reflected in the preceding tables have not been included in the results of operations because the unrealized losses were not deemed other-than-temporary. Management does not have the intent to sell the securities and has determined that it is not more likely than not that the Company will be required to sell the debt securities before their anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

7.	Loans

Loans held for investment are summarized as follows (dollar amounts in thousands):

	June 30, 2012	December 31, 2011

Construction	$55,699	$53,606
Real estate-mortgage	149,401	143,456
Real estate-commercial	307,360	317,198
Commercial	94,077	91,750
Consumer	9,182	8,809
Municipal	18,326	16,577
Gross loans	634,045	631,396
Less: Deferred origination fees, net of costs	(409)	(381)
Less: Allowance for loan losses	(12,733)	(10,638)
Loans, net	$620,903	$620,377

Loans having a carrying value of $112.6 million and $105.1 million are pledged as collateral for borrowings from the FHLB at June 30, 2012 and December 31, 2011, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the six months ended June 30, 2012 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$1,231	$1,995	$5,467	$770	$161	$—	$1,014	$10,638

Charge-offs	(380)	(254)	(1,575)	(165)	(62)	—	—	(2,436)

Recoveries	18	8	401	61	18	—	—	506

Provision	695	556	3,824	(86)	33	—	(997)	4,025

Ending balance	$1,564	$2,305	$8,117	$580	$150	$—	$17	$12,733

Loans:

Ending balance	$55,699	$149,401	$306,951	$94,077	$9,182	$18,326	$—	$633,636

ALL	(1,564)	(2,305)	(8,117)	(580)	(150)	—	(17)	(12,733)

Recorded investment	$54,135	$147,096	$298,834	$93,497	$9,032	$18,326	$(17)	$620,903

Ending balance:

Individually evaluated	$1,721	$4,144	$18,400	$100	$22	$—	$—	$24,387

Collectively evaluated	53,978	145,257	288,551	93,977	9,160	18,326	—	609,249

Total	$55,699	$149,401	$306,951	$94,077	$9,182	$18,326	$—	$633,636

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the six months ended June 30, 2011 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Beginning balance	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502

Charge-offs	(64)	(1,090)	(706)	(233)	(192)	—	—	(2,285)

Recoveries	54	5	74	26	34	—	—	193

Provision	161	1,525	1,422	18	156	—	(32)	3,250

Ending balance	$1,575	$2,543	$7,145	$1,000	$389	$—	$8	$—

Loans:

Ending balance	$52,159	$133,716	$331,646	$77,544	$9,378	$16,380	$—	$620,823

ALL	(1,575)	(2,543)	(7,145)	(1,000)	(389)	—	(8)	—

Recorded investment	$50,584	$131,173	$324,501	$76,544	$8,989	$16,380	$(8)	$608,163

Ending balance:

Individually evaluated	$5,511	$5,032	$28,778	$1,114	$171	$—	$—	$40,606

Collectively evaluated	46,648	128,684	302,868	76,430	9,207	16,380	—	580,217

Total	$52,159	$133,716	$331,646	$77,544	$9,378	$16,380	$—	$620,823

A summary of past due loans at June 30, 2012 and December 31, 2011 is as follows (dollar amounts in thousands):

	June 30, 2012
	30-89 Days Past Due (accruing)	90 Days & Over or on Non-accrual	Total
Construction	$44	$1,720	$1,764
Real estate – mortgage	2,123	2,674	4,797
Real estate – commercial	664	15,156	15,820
Commercial	182	100	282
Consumer	51	22	73
Municipal	—	—	—

Total	$3,064	$19,672	$22,736

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Below is a breakdown of loans by risk grading as of June 30, 2012 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007	Total

Commercial	$88,658	$3,609	$999	$811	$94,077
Real estate - commercial	227,483	39,171	13,623	27,083	307,360
Construction	43,892	5,628	2,802	3,377	55,699
	360,033	48,408	17,424	31,271	457,136
Real estate - mortgage	142,481	1,137	746	5,037	149,401
Consumer	9,179	—	—	3	9,182
Municipal	18,326	—	—	—	18,326
Total	530,019	49,545	18,170	36,311	634,045
Deferred origination fees, net of costs					(409)
Total loans					$633,636

Included in the 0007 rated loans are $11.9 million of loans that are not impaired.

Below is a breakdown of loss by risk grading as of December 31, 2011 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007	Total

Commercial	$84,652	$4,618	$1,051	$1,429	$91,750
Real estate – commercial	227,815	43,690	11,592	34,101	317,198
Construction	37,636	6,218	3,323	6,429	53,606
	350,103	54,526	15,966	41,959	462,554
Real estate - mortgage	137,379	391	885	4,801	143,456
Consumer	8,791	—	—	18	8,809
Municipal	16,577	—	—	—	16,577
Total	512,850	54,917	16,851	46,778	631,396
Deferred origination fees, net of costs					(381)
Total loans					$631,015

Included in the 0007 rated loans are $5.2 million of loans that are not impaired.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

June 30, 2012	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$136	$2,009	$6,524	$—	$—	$—	$—	$8,669
Unpaid principal balance	480	2,441	9,648	14	—	—	—	12,583
Related allowance	344	432	3,124	14	—	—	—	3,914

With no related allowance recorded:
Recorded investment	$1,241	$1,703	$8,752	$86	$22	$—	$—	$11,804
Unpaid principal balance	1,241	1,703	8,752	86	22	—	—	11,804
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$1,377	$3,712	$15,276	$86	$22	$—	$—	$20,473
Unpaid principal balance	1,721	4,144	18,400	100	22	—	—	24,387
Related allowance	344	432	3,124	14	—	—	—	3,914

Average recorded investment during quarter	$2,544	$3,813	$16,808	$305	$27	$—	$—	$23,497

Interest income recognized while impaired	$2	$41	$145	$6	$—	$—	$—	$194

December 31, 2011	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$2,667	$904	$1,103	$—	$11	$—	$—	$4,685
Unpaid principal balance	2,852	1,096	1,702	54	16	—	—	5,720
Related allowance	185	192	599	54	5	—	—	1,035

With no related allowance recorded:
Recorded investment	$2,093	$3,011	$30,156	$612	$—	$—	$—	$35,872
Unpaid principal balance	2,093	3,011	30,156	612	—	—	—	35,872
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$4,760	$3,915	$31,259	$612	$11	$—	$—	$40,557
Unpaid principal balance	4,945	4,107	31,858	666	16	—	—	41,592
Related allowance	185	192	599	54	5	—	—	1,035

Average recorded investment during quarter	$4,942	$4,327	$30,080	$529	$15	$—	$—	$39,893

Interest income recognized while impaired	$277	$311	$1,512	$66	$21	$—	$—	$2,187

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Nonaccrual loans	$11,513	$14,301	$15,242	$19,026	$16,759
Loans restructured in a troubled debt restructuring, nonaccrual	8,159	8,158	4,341	5,287	5,288
Total nonperforming loans (“NPLs”)	$19,672	$22,459	$19,583	$24,313	$22,047

Restructured loans, accruing	$4,715	$6,469	$22,009	$20,461	$18,559

During the quarter ended June 30, 2012, $1.3 million of accruing restructured loans were transferred to nonaccrual. The collateral securing the loans were sold within the quarter and principal payments of $0.9 million were received. The remaining balance of $0.4 million was charged off.

9.	Foreclosed Properties, Net

Foreclosed properties are summarized as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2012	2011

Beginning balance	$14,913	$19,934
Transfer of net realizable value to foreclosed properties	5,819	1,361
Sale proceeds	(5,489)	(4,383)
Net gain from disposal of foreclosed properties	110	103
Valuation allowance related to properties disposed	(1,579)	(1,062)
Total foreclosed properties	13,774	15,953
Valuation allowance for losses	(3,417)	(4,007)
Total foreclosed properties, net	$10,357	$11,946

Changes in the valuation allowance for losses on foreclosed properties were as follows (dollar amounts in thousands):

	For the six months ended June 30,

	2012	2011

Beginning balance	$2,794	$3,982
Provision charged to operations	2,202	1,087
Amounts related to properties disposed	(1,579)	(1,062)
Balance at end of period	$3,417	$4,007

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

10.	Income Taxes

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

The Company regularly reviews the carrying amount of our deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of our deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as management’s expectations of future performance. At June 30, 2012 and December 31, 2011, the Company determined that no valuation allowance was required to be taken against our deferred income tax asset other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which the Company believes the benefit will more likely than not be realized. The Company continues to assess the amount of tax benefits it may realize.

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

As of June 30, 2012, the gross unrecognized tax benefits represent estimated tax and interest costs related to a pending IRS audit for the 2009 tax year. In January 2012, the Company and the IRS reached a tentative settlement agreement to finalize the audit. The Company paid interest related to the timing of deductions taken for income tax purposes. The liability amount recorded by the Company is considered adequate to cover the proposed settlement amount.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollar amounts in thousands):

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Balance at beginning of period	$140	$174
Additions for tax positions of prior years	—	—
Settlements	—	(34)
Balance, June 30, 2012	$140	$140

Changes in the deferred income tax balances were as follows (dollar amounts in thousands):

Deferred income taxes – Available for sale securities

	For the six months ended June 30,
	2012	2011

Balances at beginning of period	$(2,468)	$(659)
Net change during period	(800)	(1,866)
Balances at end of period	$(3,268)	$(2,525)

Deferred income taxes – Other than available for sale securities

	For the six months ended June 30,
	2012	2011

Balances at beginning of period	$9,613	$9,861
Net change during period	461	580
Balances at end of period	$10,074	$10,441

11.	Equity Investment

Baylake Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, the Bank and UFS have a common member on each of their respective Boards of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its net income is included in other income. The carrying value of the investment in UFS was $4.0 million at June 30, 2012 and December 31, 2011. The current book value of UFS is approximately $7,969 per share.

12.	Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market with servicing retained. Mortgage servicing rights (“MSRs”) are recorded at fair value when loans are sold in the secondary market with servicing retained. On a quarterly basis, MSRs are valued based on available market information.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Balance at beginning of period	$697	$770	$634	$746
Additions from loans sold with servicing retained	83	32	128	89
Changes in valuation	(28)	(17)	26	—
Loan payments and payoffs	(59)	(63)	(95)	(113)
Fair value of MSRs at the end of period	$693	$722	$693	$722

Unpaid principal balance of loans serviced for others was $91.5 million and $83.1 million at June 30, 2012 and June 30, 2011, respectively.

13.	Promissory Notes

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
June 30, 2012

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

(Dollar amounts in thousands)

	Construction	Real Estate-Mortgage	Real Estate-Commercial	Commercial	Consumer	Municipal	Total
Accruing

December 31, 2011	$—	$1,432	$20,203	$374	$—	$—	$22,009

Principal payments	—	(2)	(323)	(374)	—	—	(699)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	43	—	—	—	43
New restructured	—	79	217	—	—	—	296
Transferred out of TDRs	—	(39)	(7,592)	—	—	—	(7,631)
Transfers to nonaccrual	—	—	(9,303)	—	—	—	(9,303)

June 30, 2012	$—	$1,470	$3,245	$—	$—	$—	$4,715

Nonaccrual
December 31, 2011	$—	$—	$4,325	$16	$—	$—	$4,341

Principal payments	—	—	(936)	(1)	—	—	(937)
Charge-offs	—	—	(977)	—	—	—	(977)
Advances	—	—	189	—	—	—	189
New restructured	—	—	—	—	—	—	—

Transfers to foreclosed properties	—	—	(3,760)	—	—	—	(3,760)
Transfers from accruing	—	—	9,303	—	—	—	9,303
June 30, 2012	$—	$—	$8,144	$15	$—	$—	$8,159

Totals

December 31, 2011	$—	$1,432	$24,528	$390	$—	$—	$26,350

Principal payments	—	(2)	(1,259)	(375)	—	—	(1,636)
Charge-offs	—	—	(977)	—	—	—	(977)
Advances	—	—	232	—	—	—	232
New restructured	—	79	217	—	—	—	296
Transfers out of TDRs	—	(39)	(7,592)	—	—	—	(7,631)
Transfers to foreclosed properties	—	—	(3,760)	—	—	—	(3,760)

June 30, 2012	$—	$1,470	$11,389	$15	$—	$—	$12,874

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

During the quarter ended June 30, 2012, a $1.3 million restructured loan was transferred to nonaccrual status. The collateral securing the loan was sold within the quarter and principal payments of $0.9 million were received. The remaining balance of $0.4 million was charged off. During the quarter ended March 31, 2012 the entire $8.0 million of restructured loans transferred to nonaccrual status were loans that had been restructured with principal charge-offs (A/B Note Structure). Of the $7.6 million of loans transferred out of the restructured category, $5.0 million were loans that had been modified with payment schedule changes and not due to interest rate concessions. A majority of the remaining amount ($2.5 million) were loans that had been restructured with principal charge-offs (A/B Note Structure).

A summary of troubled debt restructurings as of June 30, 2012 and December 31, 2011 is as follows (dollar amounts in thousands):

	June 30, 2012		December 31, 2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Construction	—	$—	—	$—
Real estate – mortgage	3	1,470	3	1,432
Real estate – commercial	13	11,389	24	24,528
Commercial	1	15	2	390
Consumer	—	—	—	—
Municipal	—	—	—	—
Total	17	$12,874	29	$26,350

A summary of troubled debt restructurings as of June 30, 2012 by restructure type is as follows (dollar amounts in thousands):

	Accruing	Nonaccruing	Total
A/B split	1,470	8,145	9,615
Payment schedule changes	1,105	14	1,119
Interest rate reduction	2,140	—	2,140
	4,715	8,159	12,874

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

15.	Supervisory Agreement

Effective December 29, 2010, the Company and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank and the Wisconsin Department of Financial Institutions (“WDFI”). On June 12, 2012, the Company and Bank announced the termination of the Written Agreement. In place of the Written Agreement, on June 19, 2012, the Company and the Bank entered into an informal Memorandum of Understanding with the Federal Reserve and WDFI, which requires the Company and the Bank to (i) refrain from declaring or paying dividends absent prior regulatory approval, (ii) submit capital plans as evidence of sufficient capital, and (iii) submit annual business plan and budget at least 30 days prior to the beginning of the year.

16.	Commitments and Contingencies

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011

Commitments to fund unused home equity line loans	$58,425	$56,952
Commitments to fund 1-4 family loans	7,057	3,034
Commitments to fund residential real estate construction loans	1,260	1,114
Commitments unused on various other lines of credit loans	154,197	163,698
Total commitments to extend credit	$220,939	$224,798
Financial standby letters of credit	$10,368	$12,468

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. (“we,” “us” or “our”) is a Wisconsin corporation that is registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. Our wholly-owned banking subsidiary, Baylake Bank (the “Bank”), is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services to its business, retail, and municipal customers, as well as a full range of trust, investment and cash management services. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank of Chicago.

The following sets forth management’s discussion and analysis of our consolidated financial condition at June 30, 2012 and December 31, 2011 and our consolidated results of operations for the three and six months ended June 30, 2012 and 2011. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Branch Sale

On June 13, 2012, the Bank entered into a branch purchase and sale agreement with Premier Community Bank (“Premier”) whereby Premier will purchase the Bank’s branch operations in Waupaca, King, Manawa and Fremont, Wisconsin. On a combined basis, the transaction is expected to involve total deposits of approximately $69.2 million and total loans of approximately $35.5 million. The transaction, which is subject to regulatory approval and other customary conditions to closing, is expected to close in early fall 2012.

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

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2011, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under generally accepted accounting principles and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2011, our valuation exceeded our carrying value by a range of 23% to 33%. As of June 30, 2012, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and six month periods ended June 30, 2012 and 2011.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income, as reported	$1,294	$775	$2,626	$1,426
Earnings per share-basic, as reported	$0.16	$0.10	$0.33	$0.18
Earnings per share-diluted, as reported	$0.15	$0.10	$0.30	$0.18
Cash dividends declared per share	$0.01	$—	$0.02	$—

Return on average assets	0.50%	0.31%	0.50%	0.28%
Return on average equity	5.93%	3.89%	6.07%	3.65%
Efficiency ratio (1)	78.71%	73.13%	75.19%	77.00%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains and net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $1.3 million for the three months ended June 30, 2012 increased from net income of $0.8 million for the comparable period in 2011. Net interest income increased $0.2 million for the quarter ended June 30, 2012 versus the comparable quarter last year, resulting from a $0.7 million reduction in interest expense partially offset by a $0.5 million reduction in interest income. A PFLL of $2.3 million was charged to operations for the second quarter of 2012, which is $0.3 million higher than the $2.0 million PFLL taken during the comparable quarter of 2011. Noninterest income increased by $1.9 million in the second quarter of 2012 versus the comparable quarter of 2011, primarily due to an increase of $0.9 million in net gains on the sale of securities, a $0.6 million gain on sale of fixed assets, including land held for sale, and a $0.5 million death benefit from a life insurance policy and is included in Other Income in which the Bank was the beneficiary. Second quarter 2011 Other Income included a $0.3 million death benefit from a life insurance policy. Noninterest expense increased $1.0 million between the periods primarily due to valuation adjustments and expenses related to the operation of foreclosed properties.

Net income of $2.6 million for the six months ended June 30, 2012 increased from net income of $1.4 million for the comparable period in 2011. Net interest income increased $0.4 million for the six months ended June 30, 2012 versus the comparable period last year, resulting from a $1.3 million reduction in interest expense partially offset by a $0.9 million reduction in interest income. A PFLL of $4.0 million was charged to operations for the first six months of 2012, which is $0.7 million higher than the $3.3 million PFLL taken during the comparable period of 2011. Noninterest income increased by $2.4 million in the first six months of 2012 versus the comparable period of 2011, primarily due to an increase of $1.5 million in net gains on the sale of securities, a $0.6 million increase in gain on sale of fixed assets including land held for sale, and a $0.5 million gain on a death benefit from a life insurance policy. Noninterest expense increased $0.1 million between the periods primarily due to an increase of $0.5 million in expenses related to the operation of other real estate, partially offset by a $0.5 million decrease in FDIC insurance expense.

Net Interest Income:

Net interest income is the largest component of the Company’s operating income and represents the difference between interest earned on loans, investments and other interest-earning assets offset by the interest expense attributable to the deposits and borrowings that fund such assets. Interest rate fluctuations, together with changes in the volume and types of interest-earning assets and interest-bearing liabilities, combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax-equivalent basis was $8.5 million for the three months ended June 30, 2012 compared to $8.3 million for the same period in 2011. The increase for the second quarter of 2012 resulted primarily from a decrease in interest expense in funding costs on interest-bearing liabilities, partially offset by a decrease in interest income on interest-earning assets. Average noninterest-bearing demand deposits increased from $87.3 million during the second quarter of 2011 to $105.7 million for the comparable period in 2012.

Net interest income on a tax-equivalent basis was $17.0 million for the six months ended June 30, 2012 compared to $16.6 million for the same period in 2011. The increase for the second quarter of 2012 resulted primarily from a decrease in interest expense in funding costs on interest-bearing liabilities, partially offset by a decrease in interest income on interest-earning assets. Average noninterest-bearing demand deposits increased from $87.6 million during the first six months of 2011 to $102.1 million for the comparable period in 2012.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread decreased 6 bps to 3.45% for the second quarter of 2012 compared to the same period in 2011, resulting primarily from a 40 bps decrease in the yield on earning assets from 4.69% to 4.29%, partially offset by a 34 bps decrease in the cost of interest-bearing liabilities from 1.18% to 0.84%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Interest rate spread decreased 5 bps to 3.44% for the first six months of 2012 compared to the same period in 2011, resulting primarily from a 37 bps decrease in the yield on earning assets from 4.69% to 4.32%, partially offset by a 32 bps decrease in the cost of interest-bearing liabilities from 1.20% to 0.88%.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the second quarter of 2012 was 3.55%, down 7 bps from 3.62% for the comparable period in 2011. For the six months ended June 30, 2012, the net interest margin was 3.53%, down 6 bps from 3.59% for the comparable period in 2011.

For the three months ended June 30, 2012, average interest-earning assets increased $37.1 million from the same period in 2011. Increases in average loans of $16.5 million (2.7%), federal funds sold and interest-bearing due from financial institutions balances of $11.3 million (35.4%) and in taxable securities of $5.8 million (2.6%) accounted for a majority of the increase.

For the six months ended June 30, 2012, average interest-earning assets increased $38.4 million from the same period in 2011. Increases in average loans of $11.9 million (1.6%), federal funds sold and interest-bearing due from financial institutions balances of $10.7 million (30.6%) and in taxable securities of $14.8 million (6.5%) accounted for a majority of the increase.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$638,684	$7,950	5.01%	$622,179	$8,308	5.36%
Taxable securities	231,116	1,712	2.96%	225,293	1,878	3.33%
Tax exempt securities [1]	44,534	563	5.06%	41,125	568	5.52%
Federal funds sold and interest-bearing due from financial institutions	43,406	23	0.21%	32,064	18	0.24%
Total earning assets	957,740	10,248	4.29%	920,661	10,772	4.69%
Noninterest earning assets	93,051			95,105
Total assets	$1,050,791			$1,015,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$742,178	1,195	0.65%	$734,314	1,872	1.02%
Short-term borrowings	96	—	0.67%	—	—	—%
Customer repurchase agreements	26,829	13	0.20%	24,654	20	0.32%
Federal Home Loan Bank advances	55,000	258	1.88%	55,000	258	1.88%
Convertible promissory notes	9,450	245	10.37%	9,450	245	10.26%
Subordinated debentures	16,100	74	1.82%	16,100	67	1.66%
Total interest-bearing liabilities	849,653	1,785	0.84%	839,518	2,462	1.18%
Demand deposits	105,695			87,342
Accrued expenses and other liabilities	7,665			8,952
Stockholders’ equity	87,778			79,954
Total liabilities and stockholders’ equity	$1,050,791			$1,015,766
Net interest income		$8,463			$8,310
Interest rate spread (3)			3.45%			3.51%
Net interest margin (4)			3.55%			3.62%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$636,408	$16,029	5.06%	$627,269	$16,862	5.42%
Taxable securities	242,960	3,618	2.98%	228,185	3,629	3.18%
Tax exempt securities [1]	44,371	1,127	5.08%	40,553	1,143	5.64%
Federal funds sold and interest-bearing due from financial institutions	45,525	53	0.23%	34,861	39	0.23%
Total earning assets	969,264	20,827	4.32%	930,868	21,673	4.69%
Noninterest earning assets	92,139			98,336
Total assets	$1,061,403			$1,029,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$752,237	2,589	0.69%	$740,321	3,828	1.04%
Short-term borrowings	48	—	0.67%	—	—	—%
Customer repurchase agreements	30,953	36	0.24%	26,536	42	0.32%
Federal Home Loan Bank advances	55,000	516	1.88%	61,768	572	1.87%
Convertible promissory notes	9,450	490	10.37%	9,450	490	10.37%
Subordinated debentures	16,100	152	1.87%	16,100	134	1.66%
Total interest-bearing liabilities	863,788	3,783	0.88%	854,175	5,066	1.20%
Demand deposits	102,081			87,584
Accrued expenses and other liabilities	8,500			8,710
Stockholders’ equity	87,034			78,735
Total liabilities and stockholders’ equity	$1,061,403			$1,029,204
Net interest income		$17,044			$16,607
Interest rate spread (3)			3.44%			3.49%
Net interest margin (4)			3.53%			3.59%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$703	$(1,061)	$(358)
Taxable securities	115	(281)	(166)
Tax exempt securities	180	(185)	(5)
Federal funds sold and interest-bearing due from financial institutions	24	(19)	5
Total interest-earning assets	$1,022	$(1,546)	$(524)

Interest expense:
Total interest-bearing deposits	$(434)	$(243)	$(677)
Repurchase agreements/short-term borrowings	7	(14)	(7)
FHLB advances	—	—	—
Subordinated debentures	7	—	7
Convertible promissory notes	—	—	—
Total interest-bearing liabilities	$(420)	$(257)	$(677)

Net interest income	$1,442	$(1,289)	$153

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.1% and 90.6% for the three months ended June 30, 2012 and 2011, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

Six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$204	$(1,037)	$(833)
Taxable securities	162	(173)	(11)
Tax exempt securities	102	(118)	(16)
Federal funds sold and interest-bearing due from financial institutions	12	2	14
Total interest-earning assets	$480	$(1,326)	$(846)

Interest expense:
Total interest-bearing deposits	$(200)	$(1,039)	$(1,239)
Repurchase agreements/short-term borrowings	6	(12)	(6)
FHLB advances	(63)	7	(56)
Subordinated debentures	—	18	18
Convertible promissory notes	—	—	—
Total interest-bearing liabilities	$(257)	$(1,026)	$(1,283)

Net interest income	$737	$(300)	$437

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.3% and 90.5% for the six months ended June 30, 2012 and 2011, respectively.

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

The PFLL for the quarter ended June 30, 2012 was $2.3 million compared to $2.0 million for the second quarter of 2011. New impairments of $0.9 million on loans not previously identified with associated loan balances of $4.1 million, were recorded during the second quarter of 2012. Included in those amounts is an impairment of $0.3 million on loan balances of $2.7 million on a credit relationship in the recreation industry. Collateral for the related loans consists of a golf course and land development property. Additionally, an impairment of $0.5 million on loan balances of $1.0 million was also recorded during the second quarter of 2012. Collateral consists of commercial real estate in the Green Bay region.

Net loan charge-offs for the six months ended June 30, 2012 and 2011 were $1.9 million and $2.1 million, respectively. Net annualized charge-offs to average loans were 0.61% for the six months ended June 30, 2012 compared to 0.67% for the same period in 2011. For the six months ended June 30, 2012, nonperforming loans increased by $0.1 million (5.1%) to $19.7 million from $19.6 million at December 31, 2011. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to nonperforming loans. Our management believes that the ALL at June 30, 2012 and the related PFLL charged to earnings for the quarter and six months ended June 30, 2012 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and six month periods ended June 30, 2012 and 2011, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended				Six months ended
	June 30, 2012	June 30, 2011	% Change		June 30, 2012	June 30, 2011	% Change

Fees from fiduciary services	$283	$220	28.8%		$523	$503	3.9%
Fees from loan servicing	141	223	(36.9)%		300	413	(27.4	) %
Service charges on deposit accounts	810	849	(4.6)%		1,582	1,644	(3.7	) %
Other fee income	178	169	5.3%		366	333	9.9%
Financial services income	232	197	17.7%		440	489	(10.0	) %
Net gains from sales of loans	512	211	143.1%		873	597	46.1%
Net gain (loss) in valuation of mortgage servicing rights	(87)	(84)	3.7%		(69)	(114)	(39.7	) %
Net gains from sale of securities	907	—	NM	%	1,585	125	1,169.2%
Gains (losses) from sale of fixed assets	619	(11)	NM	%	621	(3)	NM	%
Increase in cash surrender value of life insurance	107	122	(12.1	) %	200	252	(20.5	) %
Equity in income of UFS subsidiary	159	202	(21.2	) %	336	433	(22.4	) %
Other income	481	323	48.8%		630	363	73.8%
Total Noninterest Income	$4,342	$2,421	79.3%		$7,387	$5,035	46.7%

Noninterest income increased $1.9 million (79.3%) for the three months ended June 30, 2012 versus the comparable period in 2011. A gain from sales of securities of $0.9 million was recognized during the quarter. The gain resulted when securities with high prepayment risks were sold to take advantage of gain opportunities while they were available. In addition to the security gains, a $0.6 million gain was recognized on the sale of vacant land located adjacent to one of our branches in the Green Bay region. Other items of income during the quarter included a $0.5 million death benefit from a life insurance policy included in Other Income and a $0.3 million increase in gain on sale of mortgage loans due to increased mortgage activity.

Noninterest income increased $2.4 million (46.7%) for the six months ended June 30, 2012 versus the comparable period in 2011. Gains from securities sold in the amount of $1.6 million were recorded compared to $0.1 million in the similar period in 2011. These gains were taken to provide additional cash for potential business opportunities, restructure the security portfolio, and to liquidate securities with high prepayment risks. Also impacting 2012 results were the $0.6 million gain on the sale of land and a $0.5 million life insurance death benefit included in Other Income.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and six months ended June 30, 2012 and 2011, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended				Six months ended
	June 30, 2012	June 30, 2011	% Change		June 30, 2012	June 30, 2011	% Change

Salaries and employee benefits	$4,228	$4,058	4.2%		$8,655	$8,614	0.5%
Occupancy	553	575	(3.9	) %	1,177	1,180	(0.3)%
Equipment	287	308	(6.8	) %	557	588	(5.3)%
Data processing and courier	221	203	8.5%		450	411	9.5%
Operation of foreclosed properties	1,817	729	149.2%		2,413	1,767	36.6%
Business development & advertising	179	180	(0.5	) %	350	307	14.0%
Charitable contributions	19	19	0.0%		35	36	(2.8)%
Stationery and supplies	145	150	(3.4	) %	277	262	5.7%
Director fees	105	106	(1.1	) %	206	199	3.5%
FDIC insurance expense	369	559	(34.0	) %	731	1,290	(43.3)%
Legal and professional	161	189	(14.8	) %	262	383	(31.6)%
Loan and collection	147	163	(10.0	) %	357	331	7.9%
Other outside services	198	158	25.3%		381	323	18.0%
Provision for impairment of letter of credit	—	7	NM	%	—	14	NM %
Other operating	448	451	(0.6	) %	859	864	(0.6)%
Total Noninterest Expense	$8,877	$7,855	13.0%		$16,710	$16,569	0.9%

Total noninterest expense increased $1.0 million (13.0%) for the three months ended June 30, 2012 compared to the same period in 2011. The noninterest expense to average assets ratio was 3.4% for the three months ended June 30, 2012 compared to 3.1% for the same period in 2011. The increase in expense was primarily attributable to a $1.1 million increase in expenses related to foreclosed properties. Valuation write-downs on foreclosed properties were up $1.3 million, partially offset by a $0.2 million net decrease in operating expenses.

Total noninterest expense increased $0.1 million (0.9%) for the six months ended June 30, 2012 compared to the same period in 2011. The noninterest expense to average assets ratio was 3.2% for the six months ended June 30, 2012 compared to 3.3% for the same period in 2011. The increase in expense was primarily attributable to a $0.6 million increase in expenses related to foreclosed properties, partially offset by a $0.5 million decrease in FDIC Insurance expense.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was at 1.7% for the three months ended June 30, 2012 compared to 2.2% for the three months ended June 30, 2011. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, and land held for sale). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio increased to 78.7% for the three months ended June 30, 2012 from 73.1% for the comparable period last year. This is primarily due to the $1.0 million increase in noninterest expense discussed above.

Expenses related to the operation of foreclosed properties held for sale by the Bank increased $0.6 million to $2.4 million for the six-month period ended June 30, 2012 compared to $1.8 million for the same period in 2011. The increase consists of a $1.1 million increase in write-downs due to the revaluation of properties held, partially offset by a $0.5 million decrease in net operating expenses. We continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include but are not limited to insurance, maintenance, real estate taxes, management fees, utilities and legal fees. A majority of the properties have updated valuations within the last twelve months.

Salaries and employee benefits were $8.6 million for the six months ended June 30, 2012, consistent with the six months ended June 30, 2011. The number of full-time equivalent employees (FTEs) decreased from 301 at June 30, 2011 to 291 at June 30, 2012. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2012 salary expense is $0.1 million of expense related to our long term equity incentive plan.

Included in noninterest expense are FDIC insurance premiums of $0.7 million for the six months ended June 30, 2012 compared to $1.3 million for the same period a year ago, a decrease of $0.6 million (43.3%). On February 7, 2011, the FDIC finalized a rule to change the assessment base upon which it calculates its premiums from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Act. The new base began in the second quarter of 2011, with the premium payable in September 2011. The result of the change has been a reduction in FDIC assessments.

Income Taxes:

We recorded an income tax expense of $0.1 million for the three months ended June 30, 2012 versus a $0.1 million tax benefit for the same period in 2011. The increase in tax expense is primarily attributable to a $0.7 million year-over-year increase in pre-tax income.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and foreclosed property valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At June 30, 2012, we determined that no valuation allowance was required to be taken against our deferred income tax assets other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

During the second quarter of 2011, the IRS began an audit of our 2009 federal income tax return primarily in response to our net operating loss carry back claim. In January 2012, we reached a tentative settlement agreement with the IRS to finalize the audit. We expect the audit to be finalized sometime during 2012.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011	Percent Change
Amount of Loans by Type:
Real estate-mortgage:
Commercial	$307,360	$317,198	(3.1	) %
1-4 Family residential
First liens	96,495	90,369	6.3%
Junior liens	8,000	8,878	(10.7	) %
Home equity	44,906	44,209	1.6%
Commercial, financial and agricultural	94,077	91,750	2.5%
Real estate-construction	55,699	53,606	3.9%
Installment
Credit cards and related plans	1,589	1,675	(5.2	) %
Other	7,593	7,134	6.8%
Obligations of states and political subdivisions	18,326	16,577	10.7%
Less: Deferred origination fees, net of costs	(409)	(381)	6.9%
Less: Allowance for loan losses	(12,733)	(10,638)	18.6%
Total	$620,903	$620,377	0.1%

Net loans at June 30, 2012 increased $0.5 million (0.1%) from $620.4 million at December 31, 2011 to $620.9 million at June 30, 2012. The increase is primarily due to increases in first lien 1-4 family residential loans, commercial financial and agricultural loans, real estate construction loans and obligations of state and political subdivisions, partially offset by a decrease in commercial real estate loans.

Risk Management and the Allowance for Loan Losses:

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as PFLL. See the “Provision for Loan Losses” section discussed earlier. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

The ALL at June 30, 2012 was $12.7 million, compared to $10.6 million at December 31, 2011. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

NONPERFORMING ASSETS
(Dollar amounts in thousands)

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
Nonperforming Assets:
Nonaccrual loans	$11,513		$14,301		$15,242		$19,027
Nonaccrual loans, restructured	8,159		8,158		4,341		5,287
Accruing loans past due 90 days or more	—		—		—		—
Total nonperforming loans (“NPLs”)	$19,672		$22,459		$19,583		$24,314
Foreclosed properties, net	10,357		14,766		12,119		10,662
Total nonperforming assets (“NPAs”)	$30,029		$37,225		$31,702		$34,976
Restructured loans, accruing(1)	$4,715		$6,469		$22,009		$20,461

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	3.28	x	2.46	x	1.80	x	3.11	x
NCOs to average loans (annualized)	0.61%		0.72%		0.94%		0.66%
ALL to total loans	2.00%		1.76%		1.68%		2.01%
NPLs to total loans	3.10%		3.52%		3.10%		3.81%
NPAs to total assets	2.89%		3.49%		2.92%		3.33%
ALL to NPLs	64.73%		50.09%		54.32%		52.88%

(1) Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the second quarter of 2012, a $1.3 million of restructured loan was transferred from the accruing category to the nonaccruing category. Satisfactory repayment plans could not be reached with the borrowers for future payments. At December 31, 2011, these loans were current and in compliance with the restructured loan terms. The collateral securing the loan was sold during the quarter and principal payments of $0.9 million were received. The remaining balance of $0.4 million was charged-off.

Subsequent to June 30, 2012, nonperforming loans and nonperforming assets were reduced by $4.8 million when a large commercial customer whose loans were classified as nonperforming sold their business. A $2.0 million charge off will be required to be taken in the third quarter of 2012 in conjunction with the sale. However, impairment charges totaling $1.8 million were allocated to the allowance for loan losses in the first and second quarter of 2012 and, as a result, the sale transaction will negatively impact earnings by $0.2 million in the third quarter.

Restructured loans accruing at December 31, 2011 were $22.0 million. As previously mentioned, $1.3 million of accruing restructured loans were transferred to nonaccrual during the second quarter of 2012. During the first quarter of 2012, $8.0 million of accruing restructured loans were transferred to nonaccrual. In addition, $7.6 million of restructured loans were in compliance with their modified terms for a period deemed sufficient and were therefore transferred out of the restructured loan category.

Nonperforming loans increased $0.1 million from December 31, 2011 to June 30, 2012.

Loan balances with a risk grading of 0006B or 0007 have decreased by $9.1 million since December 31, 2011. The decrease consisted of $5.5 million of loan balances transferred to foreclosed properties, $1.4 million of charge-offs, and $2.2 million due to net payments and loan rating changes. Loans in these categories are existing or potential problem loans that require management’s close attention. The decline in these troubled assets continues to be an indication of improvement in the quality of the loan portfolio. As additional evidence of the continued improvement in the overall quality of the loan portfolio, loan balances with a risk grading of 0005 or better have risen to $530.0 million as of June 30, 2012, representing 83.7% of the total loan portfolio from $512.9 million as of December 31, 2011, representing 81.3% of the total loan portfolio.

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011

Secured by real estate	$2,831	$4,530	$3,352	$2,555	$3,355
Commercial and industrial loans	182	1,173	39	91	249
Loans to individuals	51	51	59	141	44
All other loans	—	—	—	—	—
Total	$3,064	$5,754	$3,450	$2,787	$3,648
Percentage of total loans	0.48%	0.90%	0.55%	0.44%	0.59%

As indicated above, loan balances 30 to 89 days past due have decreased by $0.4 million since December 31, 2011. Compared to June 30, 2011, loan balances 30 to 89 days past due have decreased $0.6 million.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIES
(Dollar amounts in thousands)

	Six months ended June 30, 2012	Twelve months ended December 31, 2011	Six months ended June 30, 2011

Beginning balance	$12,119	$15,952	$15,952
Transfer of loans to foreclosed properties	5,819	5,127	1,361
Sales proceeds, net	(5,489)	(7,419)	(4,383)
Net gain from sale of foreclosed properties	110	205	103
Provision for foreclosed properties	(2,202)	(1,746)	(1,087)

Total foreclosed properties, net	$10,357	$12,119	$11,946

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	Six months ended June 30, 2012	Twelve months ended December 31, 2011	Six months ended June 30, 2011

Beginning balance	$2,794	$3,982	$3,982
Provision charged to operations	2,202	1,746	1,087
Allowance recovered on properties disposed	(1,579)	(2,934)	(1,062)

Ending balance	$3,417	$2,794	$4,007

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At June 30, 2012, the investment portfolio (comprising investment securities available for sale) decreased $28.8 million (10.1%) to $255.5 million compared to $284.3 million at December 31, 2011. At June 30, 2012, the investment portfolio represented 24.6% of total assets compared to 26.2% at December 31, 2011. For the three months ended June 30, 2012, principal payments of $27.9 million and $45.8 million were received on maturing investments and the sale of investments, respectively, and a gain of $1.6 million was recognized. The gain resulted when securities were sold primarily to provide additional cash for potential business opportunities being considered and secondarily, to take advantage of opportunities to restructure a portion of the investment portfolio. We purchased $42.7 million of securities for a net cash increase of $31.0 million.

We closely monitor securities we hold in our investment portfolio that remain in an unrealized loss position for greater than twelve months. Total gross unrealized losses on these securities are $0.7 million at June 30, 2012, representing 81.5% of total gross unrealized securities losses and 0.3% of the total investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At June 30, 2012 and December 31, 2011, we did not hold securities of any one issuer, other than one of the following agencies or corporations of the United States government: the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or United States Department of Veterans Affairs (“VA”), in an amount greater than 10% of stockholders’ equity. As of June 30, 2012, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 24.1% of the total amount invested in mortgage-backed securities.

Deposits:

Total deposits at June 30, 2012 decreased $19.9 million (2.3%) to $845.3 million from $865.2 million at December 31, 2011. This decrease was a result of a $24.2 million (7.9%) decrease in time deposits from $303.5 million at December 31, 2011 to $279.3 million at June 30, 2012, partially offset by a $1.0 million (0.4) increase in our non-interest bearing and interest bearing demand deposits from $251.2 million at December 31, 2011 to $252.2 million at June 30, 2012, an increase of $3.4 million (1.1%) in our savings deposits from $310.5 million at December 31, 2011 to $313.9 million at June 30, 2012. Total interest-bearing deposits decreased $29.7 million (3.4%) while non-interest-bearing deposits increased $9.8 million 9.4%) from December 31, 2011 to June 30, 2012.

The decrease in total deposits from December 31, 2011 to June 30, 2012 is consistent with past seasonal decreases in deposits as a result of our significant presence in the Door County market. We continue to focus on expanding customer deposit relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank and through the discount window at the Federal Reserve.

Other Funding Sources:

Securities sold under agreements to repurchase decreased $29.9 million (62.8%) from $47.6 million at December 31, 2011 to $17.7 million at June 30, 2012. We did not have any federal funds purchased at either June 30, 2012 or December 31, 2011.

FHLB advances were $55.0 million at June 30, 2012, consistent with the balance at December 31, 2011. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and matures on June 30, 2036. At June 30, 2012, the interest rate on these securities was 1.81%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. After discussion with our regulators during the first quarter of 2011, we exercised our right to defer payment of interest on the Debentures beginning with the March 30, 2011 interest payment, even though we had sufficient cash to make the interest payment. Our payments due June 29, 2011 and September 29, 2011 were also deferred. The expense related to the interest payment was recorded with a corresponding liability for the interest payment amount. In December of 2011, we made all payments due under the agreement, including the deferred payments. At June 30, 2012, we are current on all interest payments.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of June 30, 2012 and December 31, 2011 was $9.45 million.

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

The following table summarizes our significant contractual obligations and commitments at June 30, 2012:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Certificates of deposit and other time deposit obligations	$151,299	$118,770	$9,187	$—	$279,256
Repurchase agreements	17,697	—	—	—	17,697
Federal Home Loan Bank advances	15,000	28,000	12,000	—	55,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes (1)	—	9,450	—	—	9,450
Total	$183,996	$156,220	$21,187	$16,100	$377,503

(1) One-half of the Convertible Notes are mandatorily converted to shares of our common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off- Balance Sheet Arrangements:

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	June 30, 2012	December 31, 2011

Commitments to fund unused home equity line loans	$58,425	$56,952
Commitments to fund 1-4 family loans	7,057	3,034
Commitments to fund residential real estate construction loans	1,260	1,114
Commitments unused on various other lines of credit loans	154,197	163,698
Total commitments to extend credit	$220,939	$224,798
Financial standby letters of credit	$10,368	$12,468

During the quarter ending June 30, 2012, one of the properties securing a standby letter of credit for which a valuation reserve had been established was sold. The purchaser of the property assumed the existing obligations and the valuation reserve was eliminated. No additional provision for impairment was necessary at the time of sale.

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs and to service other liabilities as they become due without undue cost or risk and without causing a disruption to normal operating activities. We and the Bank have different liquidity considerations.

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings and the offerings of subordinated debentures and convertible promissory notes. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities and convertible notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the WDFI if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders beginning in the first quarter of 2008. In January 2012 and April 2012, we requested advance approval to declare a $0.01 per share dividend. We received the approval and the dividends were paid in February 2012 and June 2012. In addition, subsequent to June 30, 2012 we requested advance approval to declare a $0.02 per share dividend for the third quarter 2012. We received the approval and will pay the dividend in September 2012.

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

Maturing investments have historically been a primary source of liquidity. For the six months ended June 30, 2012, principal payments totaling $27.9 million were received on maturing investments. In addition, we received proceeds of $45.8 million from the sale of investments and we purchased $42.7 million in investments in the same period. Approximately 9.4%, or $15.6 million, of the mortgage-backed securities outstanding at June 30, 2012 were issued and guaranteed by GNMA, the SBA or the VA, agencies of the United States government. An additional 65.2%, or $108.3 million, of the mortgage-backed securities outstanding at June 30, 2012 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, but only comprised approximately 25.4%, or $42.3 million, of the outstanding mortgage-backed securities at June 30, 2012. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

During February 2012, proceeds of $2.1 million were received from the FHLB under their excess FHLB stock repurchase program that was implemented in 2011. Additional proceeds of $0.6 million were received in May 2012 from the stock repurchase program.

Deposit decreases, reflected as a financing activity in the June 30, 2012 unaudited consolidated statements of cash flows, resulted in $19.9 million of cash outflow during the first six months of 2012. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $0.5 million from $46.7 million at December 31, 2011 to $46.2 million at June 30, 2012. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $213.2 million, or 33.6% of total loans, maturing within one year of June 30, 2012. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at June 30, 2012, securities sold under agreements to repurchase totaled $17.7 million compared to $47.6 million at the end of 2011. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $55.0 million at June 30, 2012 and December 31, 2011.

We continue to focus on expanding customer deposit relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. In the event that core deposit growth goals are not accomplished, we will continue to look at other wholesale sources of funds. In addition, we may acquire additional brokered deposits as funding for short-term liquidity needs. Short-term liquidity needs will also be addressed by growth in short-term borrowings, maturing federal funds sold and portfolio investments, and loan maturities and prepayments.

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

Capital Resources:

Stockholders’ equity at June 30, 2012 and December 31, 2011 was $88.2 million and $84.4 million, respectively, reflecting an increase of $3.8 million (4.5%) during the first six months of 2012. The increase in stockholders’ equity was primarily related to our net income of $2.6 million and an increase in comprehensive income of $1.2 million (as a result of an increase in unrealized gains on available for sale securities). The ratio of stockholders’ equity to assets was 8.5% and 7.8% at June 30, 2012 and December 31, 2011, respectively.

No cash dividends were declared during 2011. In January 2012 and April 2012, we declared a $0.01 per share dividend. Subsequent to June 30, 2012, we declared a $0.02 per share dividend payable September 4, 2012. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. In order to pay dividends, advance approval from the WDFI as well as the Federal Reserve Board is required. There is no assurance that we will continue to receive such approval if sought.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines that banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At June 30, 2012, we maintained capital in excess of the minimum ratios required to be categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

Total capital to Risk-weighted Asset ratios for the previous four quarters are as follows:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Company	14.24%	13.76%	13.54%	13.35%
Bank	14.15%	13.63%	13.38%	13.16%

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

The following tables present our and the Bank’s capital ratios as of June 30, 2012 and December 31, 2011:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2012
Total Capital (to Risk-Weighted Assets)
Company	$104,190	14.24%	$58,542	8.00%	$	N/A	N/A
Bank	103,588	14.15%	58,586	8.00%		73,232	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$85,549	11.69%	$29,271	4.00%	$	N/A	N/A
Bank	94,390	12.89%	29,293	4.00%		43,939	6.00%
Tier 1 Capital (to Average Assets)
Company	$85,549	8.25%	$41,482	4.00%	$	N/A	N/A
Bank	94,390	9.09%	41,539	4.00%		51,924	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)
Company`	$101,446	13.54%	$59,928	8.00%	$	N/A	N/A
Bank	100,268	13.38%	59,961	8.00%		74,952	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$82,617	11.03%	$29,964	4.00%	$	N/A	N/A
Bank	90,883	12.13%	29,981	4.00%		44,971	6.00%
Tier 1 Capital (to Average Assets)
Company	$82,617	7.93%	$41,648	4.00%	$	N/A	N/A
Bank	90,883	8.72%	41,711	4.00%		52,139	5.00%

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

As of June 30, 2012, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2011, as described in our 2011 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp to 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at June 30, 2012.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income Over One Year Horizon

	At June 30, 2012		At December 31, 2011
	Dollar change	Percentage change	Dollar change	Percentage change
Change in levels of interest rates
+200 bp	$(599)	(1.9)%	$105	0.3%
+100 bp	(900)	(2.8)%	(122)	(0.4)%
Base	—	—	—	—
-100 bp	(1,191)	(3.7)%	(1,436)	(4.5)%
-200 bp	(1,963)	(6.2)%	(2,125)	(6.6)%

As shown above, at June 30, 2012, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $0.6 million or 1.9%. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $2.0 million or 6.2%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2012, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of our equity securities.

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

Our and the Bank’s payment of dividends in some circumstances may require the written consent of the Federal Reserve or the WDFI. We are currently restricted from declaring or paying any dividends without the prior written approval of the Federal Reserve Bank and, as to the Bank, the WDFI. For the immediate future, we anticipate that this prior approval requirement will remain in place.

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

BAYLAKE CORP.

Date:	August 9, 2012	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	August 9, 2012	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer