Form 10-Q
period 2012-09-30
BAYLAKE CORP
filed 2012-11-07
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of November 6, 2012 was 7,937,347 shares.

BAYLAKE CORP.

INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2012 (Unaudited) and December 31, 2011
(Dollar amounts in thousands)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$60,049	$86,980
Federal funds sold	—	513
Securities available for sale	247,198	284,331
Loans held for sale	2,912	1,869
Loans, net of allowance of $10,658 and $10,638 at September 30, 2012 and December 31, 2011, respectively	589,940	620,377
Cash surrender value of life insurance	22,977	23,064
Premises and equipment, net	21,065	22,953
Premises and equipment held for sale	1,068	1,224
Federal Home Loan Bank stock	3,598	6,792
Foreclosed properties, net	10,451	12,119
Goodwill	6,641	6,641
Deferred income taxes, net	5,487	7,145
Accrued interest receivable	3,243	3,381
Other assets	9,971	9,540
Total Assets	$984,600	$1,086,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$124,832	$104,446
Interest-bearing	673,942	760,741
Total Deposits	798,774	865,187

Federal Home Loan Bank advances	40,000	55,000
Repurchase agreements	20,904	47,566
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,450	9,450
Accrued expenses and other liabilities	8,320	9,225
Total Liabilities	893,548	1,002,528

Commitments and Contingencies – Note 16

Common stock, $5 par value, authorized 50,000,000 shares; Issued- 8,148,360 shares at September 30, 2012 and 8,132,552 at December 31, 2011; Outstanding- 7,927,347 shares at September 30, 2012 and 7,911,539 at December 31, 2011	40,741	40,662
Additional paid-in capital	12,136	12,066
Retained earnings	35,835	31,441
Treasury stock (221,013 shares at September 30, 2012 and December 31, 2011)	(3,549)	(3,549)
Accumulated other comprehensive income	5,889	3,781
Total Stockholders’ Equity	91,052	84,401
Total Liabilities and Stockholders’ Equity	$984,600	$1,086,929

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and nine months ended September 30, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,812	$8,278	$23,698	$24,998
Taxable securities	1,493	1,747	5,111	5,376
Tax exempt securities	373	375	1,118	1,129
Federal funds sold	44	51	97	90
Total Interest and Dividend Income	9,722	10,451	30,024	31,593
INTEREST EXPENSE
Deposits	1,029	1,749	3,618	5,577
Repurchase agreements	13	23	49	65
Federal Home Loan Bank advances and other debt	230	261	746	833
Subordinated debentures	75	66	228	200
Convertible promissory notes	245	245	735	735
Total Interest Expense	1,592	2,344	5,376	7,410
Net interest income	8,130	8,107	24,648	24,183
Provision for loan losses	1,100	1,200	5,125	4,450
Net interest income after provision for loan losses	7,030	6,907	19,523	19,733
NONINTEREST INCOME
Fees from fiduciary activities	242	217	765	720
Fees from loan servicing	151	139	450	552
Fees for other services to customers	1,167	1,260	3,555	3,726
Net gain on sale of loans	651	208	1,523	805
Net loss in mortgage servicing rights	(90)	(111)	(159)	(225)
Net gain on sale of securities	—	267	1,585	392
Net gain/(loss) on sale of premises and equipment	(39)	(1)	137	7
Net gain (loss) on sale of premises and equipment held for sale	—	—	445	(10)
Net gain on sale of branches	826	—	826	—
Increase in cash surrender value of life insurance	81	102	282	353
Income in equity of UFS subsidiary	173	199	509	631
Other income	88	(174)	718	190
Total Noninterest Income	3,250	2,106	10,636	7,141
NONINTEREST EXPENSE
Salaries and employee benefits	4,196	4,067	12,851	12,681
Occupancy expense	587	551	1,764	1,731
Equipment expense	281	304	838	891
Data processing and courier	238	210	688	621
FDIC insurance expense	351	571	1,082	1,861
Operation of other real estate	306	108	2,718	1,875
Provision for impairment of standby letters of credit	—	117	—	131
Loan and collection expense	106	139	463	470
Other outside services	214	166	594	488
Other operating expenses	976	975	2,966	3,028
Total Noninterest Expense	7,255	7,208	23,964	23,777
Income before provision for income taxes	3,025	1,805	6,195	3,097
Provision for income taxes	940	508	1,484	374
Net Income	$2,085	$1,297	$4,711	$2,723

Basic earnings per share	$0.26	$0.16	$0.59	$0.34
Diluted earnings per share	$0.23	$0.16	$0.52	$0.34

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
Three and nine months ended September 30, 2012
(Dollar amounts in thousands)

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Net Income		$2,085		$4,711
Other comprehensive income, net of tax
Unrealized gains on securities:
Net unrealized holding gains arising during period	$1,460		$5,069
Less: reclassification adjustment for gains included in net income	—		(1,585)
Tax effect	(577)		(1,376)
Other comprehensive income, net of tax		883		2,108
Comprehensive income		$2,968		$6,819

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
Nine months ended September 30, 2012
(Dollar amounts in thousands, except share data)

						Accumulated Other Comprehensive Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings	Treasury Stock		Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	7,911,539	$40,662	$12,066	$31,441	$(3,549)	$3,781	$84,401
Net income for the period	—	—	—	4,711	—	—	4,711
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	5,069	5,069
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(1,585)	(1,585)
Tax effect	—	—	—	—	—	(1,376)	(1,376)
Total comprehensive income	—	—	—	—	—	—	6,819
Stock-based compensation expense	—	—	(4)	—	—	—	(4)
Vesting of Restricted Stock Units (“RSUs”)	14,919	75	(75)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	13	—	—	—	13
Exercise of stock options	889	4	(1)	—	—	—	3
Expiration/forfeiture of unexercised stock options/RSUs	—	—	137	—	—	—	137
Cash dividends ($0.04 per share)	—	—	—	(317)	—	—	(317)

Balance, September 30, 2012	7,927,347	$40,741	$12,136	$35,835	$(3,549)	$5,889	$91,052

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2012 and 2011
(Dollar amounts in thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$4,711	$2,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	962	986
Amortization of debt issuance costs	27	26
Provision for losses on loans	5,125	4,450
Provision for impairment of letters of credit	—	131
Net amortization of premium/discount on securities	2,041	1,754
Increase in cash surrender value of life insurance	(282)	(353)
Net gain on life insurance death benefit	(501)	(297)
Net realized gain on sale of securities	(1,585)	(392)
Net gain on sale of loans	(1,523)	(805)
Net gain on sale of branches	(826)	—
Proceeds from sale of loans held for sale	78,428	52,313
Origination of loans held for sale	(78,178)	(47,367)
Net change in valuation of mortgage servicing rights	158	225
Provision for valuation allowance on foreclosed properties	2,525	1,517
Net gain on sale of premises and equipment	(137)	(7)
Net (gain) loss on sale of land held for sale	(445)	10
Net gain on disposals of foreclosed properties	(183)	(198)
Expense (benefit) for deferred income tax expense	282	(313)
Stock-based compensation expense	137	59
Tax benefit from exercise/forfeiture of options	(1)	—
Income in equity of UFS subsidiary	(509)	(631)
Changes in assets and liabilities:
Accrued interest receivable and other assets	(669)	5,802
Payment to reduce LOC valuation allowance	—	(232)
Accrued expenses and other liabilities	(966)	1,109
Net cash flows provided by operating activities	8,591	20,510

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	45,822	25,696
Principal payments on securities available for sale	53,644	46,284
Purchase of securities available for sale	(59,306)	(40,141)
FHLB stock redemption	3,194	—
Proceeds from sale of foreclosed properties	7,519	6,798

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2012 and 2011
(Dollar amounts in thousands)

	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES (continued)
Proceeds from sale of premises and equipment	$254	$11
Proceeds from sale of land held for sale	601	308
Loan originations and payments, net	(19,633)	(12,825)
Additions to premises and equipment	(1,192)	(474)
Proceeds from life insurance surrender	—	1,698
Proceeds from life insurance death benefit	870	457
Rabbi Trust initial funding	—	(1,626)
Net change in federal funds sold	513	1
Dividend from UFS Subsidiary	763	319
Branch sale – Premier, net cash and cash equivalents	(26,675)	—
Net cash provided by investing activities	6,374	26,506

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(1,081)	5,778
Net change in federal funds purchased and repurchase agreements	(25,511)	1,227
Repayments on Federal Home Loan Bank advances	(15,000)	(15,000)
Tax benefit from vesting of restricted stock units	13	—
Cash dividends paid	(317)	—
Net cash used in financing activities	(41,896)	(7,995)
Net change in cash	(26,931)	39,021

Beginning cash	86,980	54,555
Ending cash	$60,049	$93,576
Supplemental cash flow information:
Interest paid	$5,617	$7,363
Income taxes paid (refunded), net	1,800	(2,526)
Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$8,193	$2,827
Mortgage servicing rights resulting from sale of loans	230	117

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

1.

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiary Baylake Bank (the “Bank”), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc., and Baylake Insurance Agency, Inc. During the third quarter of 2012, operations of Baylake Insurance Agency, Inc. were discontinued and the book of business was sold to an unrelated third party. No cash proceeds were received in the transaction; however the Bank will receive future commissions for a three-year period based on insurance policy renewals on the sold book of business. The accompanying interim consolidated financial statements should be read in conjunction with the 2011 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three and nine month periods ending September 30, 2012 and 2011. The consolidated results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events through November 7, 2012, the date the interim consolidated financial statements were issued.

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

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised, stock awards were fully vested, and promissory notes were converted, resulting in the issuance of common stock that then shared in the Company’s earnings, is computed by dividing net income as adjusted for the income impact of assumed conversions by the weighted average number of common shares outstanding and common stock equivalents. The following table shows the computation of the basic and diluted earnings per share:

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(Numerator):
Net income available to common stockholders	$2,085		$1,297		$4,711		$2,723
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	149		—		446		—
Income available to common stockholders plus assumed conversions	$2,234		$1,297		$5,157		$2,723

(Denominator):
Weighted average number of common shares outstanding-basic	7,927,347		7,911,539		7,922,756		7,911,539
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options	7,964	(1)	—	(1)	1,922	(2)	—	(2)
Dilutive effect of restricted stock units	27,529		5,215		20,110		3,500
Dilutive effect of convertible promissory notes(3)	1,890,000		—		1,890,000		—
Dilutive potential common shares	1,925,493		5,215		1,912,032		3,500
Adjusted weighted-average shares	9,852,840		7,916,754		9,834,788		7,915,039

Basic Earnings Per Share	$0.26		$0.16		$0.59		$0.34
Diluted Earnings Per Share	$0.23		$0.16		$0.52		$0.34

(1)

At September 30, 2012 and 2011, there were 93,152 and 112,400 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2)

At September 30, 2012 and 2011, there were 93,152 and 112,400 outstanding stock options, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(3)

At September 30, 2012 and 2011, the Company had $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the conversion ratio if voluntary conversion has not occurred. At September 30, 2012, the entire 1,890,000 common shares are included since the average market price per share for the three months and nine months ended September 30, 2012 exceeded the conversion price of $5.00 per share. For the three months and nine months ended September 30, 2011, the common shares are not included due to their anti-dilutive effect.

4.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the codification in this ASU are intended to improve the accounting for these transactions by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU was effective for the first interim or annual period beginning on or after December 15, 2011. The provisions of this guidance had no impact on the consolidated financial condition, results of operation or liquidity of the Company.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The provisions of this guidance will not have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). None of the Company’s securities available for sale at September 30, 2012 or December 31, 2011 were measured using Level 1 inputs.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Foreclosed properties - the fair value of foreclosed properties is determined using a variety of market information including but not limited to, appraisals, professional market assessments and real estate tax assessment information. Foreclosed properties are adjusted to fair value less estimated costs to sell upon transfer to foreclosed properties, establishing a new cost basis when fair value is lower than the carrying cost on date of transfer. Subsequently, foreclosed properties are carried at the lower of cost or fair value less estimated costs to sell (Level 3 inputs).

Impaired loans - the fair value of impaired loans is based on review of comparable collateral in similar marketplaces (Level 3 inputs) or an analysis of expected cash flows of the loan in relationship to the contractual terms of the loan (Level 3 inputs). Impaired loans are carried at the lower of amortized cost or fair value less estimated costs to sell. Impaired loans are not carried at fair value if there is sufficient collateral or if expected repayments exceed the recorded investments of such loans.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,024	$—	$2,024	$—
Mortgage-backed securities	172,390	—	168,759	3,631
Asset-backed securities	4,522	—	4,522	—
Obligations of states and political subdivisions	58,816	—	58,816	—
Private placement and corporate bonds	7,792	—	7,792	—
Other securities	1,654	—	1,654	—
Total securities available for sale	247,198	—	243,567	3,631
Mortgage servicing rights	706	—	706	—
Total	$247,904	$—	$244,273	$3,631

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$14,138	$—	$14,138	$—
Mortgage-backed securities	193,592	—	177,330	16,262
Asset-backed securities	4,969	—	4,969	—
Obligations of states and political subdivisions	57,766	—	57,766	—
Private placement and corporate bonds	12,212	—	12,212	—
Other securities	1,654	—	1,654	—
Total securities available for sale	284,331	—	268,069	16,262
Mortgage servicing rights	634	—	634	—
Total	$284,965	$—	$268,703	$16,262

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three month period ended September 30, 2012	For the nine month period ended September 30, 2012
Balance, beginning of period	$4,543	$16,262
Transfer into Level 3	—	—
Net unrealized gains	15	561
Transfer out of Level 3	—	(10,593)
Principal payments	(927)	(2,599)
Balance, end of period	$3,631	$3,631

The transfers out of Level 3 occurred during the first quarter and were the result of the availability of quoted prices on a portion of the securities that were Level 3 at December 31, 2011.

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,488	$—	$—	$4,488
Foreclosed properties, net	10,451	—	—	10,451
Total	$14,939	$—	$—	$14,939

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$4,685	$—	$—	$4,685
Foreclosed properties, net	12,119	—	—	12,119
Total	$16,804	$—	$—	$16,804

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$60,049	$60,049	$86,980	$86,980
Federal funds sold	—	—	513	513
Securities available for sale	247,198	247,198	284,331	284,331
Loans held for sale	2,912	2,957	1,869	1,898
Loans, net	589,940	590,873	620,377	622,967
Federal Home Loan Bank stock	3,598	3,598	6,792	6,792
Mortgage servicing rights	706	706	634	634
Foreclosed properties, net	10,451	10,451	12,119	12,119
Accrued interest receivable	3,243	3,243	3,381	3,381
FINANCIAL LIABILITIES
Deposits	$798,774	$799,892	$865,187	$851,054
Repurchase agreements	20,904	20,904	47,566	47,566
Federal Home Loan Bank advances	40,000	40,504	55,000	56,968
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,450	9,630	9,450	9,387
Accrued interest payable	656	656	898	898

Off-balance sheet credit related items:
Letters of credit	$—	$—	$1,995	$1,995

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

6.          Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$2,024	$7	$—
Obligations of states and political subdivisions	58,816	4,403	(7)
Mortgage-backed securities	172,390	5,271	(535)
Asset-backed securities	4,522	123	(241)
Private placement and corporate bonds	7,792	712	—
Other securities	1,654	—	—
Totals	$247,198	$10,516	$(783)

	December 31, 2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$14,138	$49	$—
Obligations of states and political subdivisions	57,766	4,128	—
Mortgage-backed securities	193,592	4,233	(1,984)
Asset-backed securities	4,969	132	(451)
Private placement and corporate bonds	12,212	159	(17)
Other securities	1,654	—	—
Totals	$284,331	$8,701	$(2,452)

At September 30, 2012 and December 31, 2011, the mortgage-backed securities portfolio was $172.4 million, (69.7%) and $193.6 million, (68.1%), respectively, of the investment portfolios. Approximately 12.1%, or $20.9 million, of the mortgage-backed securities outstanding at September 30, 2012 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), the Small Business Administration (“SBA”) or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 65.0%, or $112.1 million, of the mortgage-backed securities outstanding at September 30, 2012 were issued by either the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, but only comprised approximately 22.8%, or $39.4 million, of the outstanding mortgage-backed securities at September 30, 2012. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$601	$(7)	$—	$—	$601	$(7)
Mortgage-backed securities	21,598	(134)	6,770	(401)	28,368	(535)
Asset-backed securities	—	—	3,364	(241)	3,364	(241)
Total securities temporarily impaired	$22,199	$(141)	$10,134	$(642)	$32,333	$(783)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$46,955	$(964)	$9,363	$(1,020)	$56,318	$(1,984)
Asset-backed securities	—	—	3,645	(451)	3,645	(451)
Private placement and corporate bonds	3,504	(17)	—	—	3,504	(17)
Total securities temporarily impaired	$50,459	$(981)	$13,008	$(1,471)	$63,467	$(2,452)

At September 30, 2012, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprises two securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprises two securities.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

7.	Loans

Loans held for investment are summarized as follows (dollar amounts in thousands):

	September 30, 2012	December 31, 2011

Construction	$50,148	$53,606
Real estate-mortgage	132,550	143,456
Real estate-commercial	294,946	317,198
Commercial	98,820	91,750
Consumer	8,172	8,809
Municipal	16,356	16,577
Gross loans	600,992	631,396
Less: Deferred origination fees, net of costs	(394)	(381)
Less: Allowance for loan losses	(10,658)	(10,638)
Loans, net	$589,940	$620,377

Loans having a carrying value of $100.4 million and $105.1 million are pledged as collateral for borrowings from the FHLB at September 30, 2012 and December 31, 2011, respectively.

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the nine months ended September 30, 2012 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$1,231	$1,995	$5,467	$770	$161	$—	$1,014	$10,638

Charge-offs	(637)	(828)	(3,940)	(259)	(90)	—	—	(5,754)
Recoveries	18	38	491	76	26	—	—	649
Provision	418	998	4,253	133	36	—	(713)	5,125
Ending balance	$1,030	$2,203	$6,271	$720	$133	$—	$301	$10,658

Loans:
Ending balance	$50,148	$132,550	$294,552	$98,820	$8,172	$16,356	$—	$600,598
ALL	(1,030)	(2,203)	(6,271)	(720)	(133)	—	(301)	(10,658)
Recorded investment	$49,118	$130,347	$288,281	$98,100	$8,039	$16,356	$(301)	$589,940

Ending balance:
Individually evaluated	$1,027	$2,865	$12,488	$35	$24	$—	$—	$16,439
Collectively evaluated	49,121	129,685	282,064	98,785	8,148	16,356	—	584,159
Total	$50,148	$132,550	$294,552	$98,820	$8,172	$16,356	$—	$600,598

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the nine months ended September 30, 2011 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Beginning balance	$1,424	$2,103	$6,355	$1,189	$391	$—	$40	$11,502

Charge-offs	(373)	(1,407)	(856)	(476)	(213)	—	—	(3,325)
Recoveries	59	9	78	38	46	—	—	230
Provision	457	1,888	1,213	363	146	—	383	4,450
Ending balance	$1,567	$2,593	$6,790	$1,114	$370	$—	$423	$12,857

Loans:
Ending balance	$54,999	$137,085	$328,868	$91,064	$8,869	$15,909	$—	$636,794
ALL	(1,567)	(2,593)	(6,790)	(1,114)	(370)	—	(423)	(12,857)
Recorded investment	$53,432	$134,492	$322,078	$89,950	$8,499	$15,909	$(423)	$623,937

Ending balance:
Individually evaluated	$2,853	$2,603	$10,853	$404	$164	$—	$—	$16,877
Collectively evaluated	52,146	134,482	318,015	90,660	8,705	15,909	—	619,917
Total	$54,999	$137,085	$328,868	$91,064	$8,869	$15,909	$—	$636,794

A summary of past due loans at September 30, 2012 and December 31, 2011 is as follows (dollar amounts in thousands):

	September 30, 2012
	30-89 Days Past Due (accruing)	90 Days & Over or on Non-accrual	Total

Construction	$1,656	$1,027	$2,684
Real estate – mortgage	1,519	2,479	3,997
Real estate – commercial	2,374	8,450	10,823
Commercial	—	35	35
Consumer	38	24	63
Municipal	—	—	—

Total	$5,587	$12,015	$17,602

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

0004 - Better than average risk. Adequate ratios, fair liquidity, desirable customer. Proactive management. Performance trends are positive. Any deviations are limited and temporary.

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

In addition to the risk grading on commercial loans, management utilizes a risk grading process on its real estate mortgage, consumer, and municipal loans when the loan becomes past due 90 days or more or is moved to nonaccrual status.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Below is a breakdown of loans by risk grading as of September 30, 2012 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(1)	Total

Commercial	$92,062	$1,752	$4,110	$896	$98,820
Real estate – commercial	233,372	25,913	15,604	20,057	294,946
Construction	40,955	6,031	1,905	1,257	50,148
	366,389	33,696	21,619	22,210	443,914
Real estate - mortgage	127,330	1,144	665	3,411	132,550
Consumer	8,171	—	—	1	8,172
Municipal	16,356	—	—	—	16,356
Total	$518,246	$34,840	$22,284	$25,622	600,992
Deferred origination fees, net of costs					(394)
Total loans					$600,598
Percent of Total Loans	86.3%	5.8%	3.7%	4.2%	100.0%

(1)	Included in the 0007 rated loans are $9.2 million of loans that are not impaired because fair value exceeds carrying cost.

Below is a breakdown of loss by risk grading as of December 31, 2011 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(2)	Total

Commercial	$84,652	$4,618	$1,051	$1,429	$91,750
Real estate – commercial	227,815	43,690	11,592	34,101	317,198
Construction	37,636	6,218	3,323	6,429	53,606
	350,103	54,526	15,966	41,959	462,554
Real estate - mortgage	137,379	391	885	4,801	143,456
Consumer	8,791	—	—	18	8,809
Municipal	16,577	—	—	—	16,577
Total	$512,850	$54,917	$16,851	$46,778	631,396
Deferred origination fees, net of costs					(381)
Total loans					$631,015
Percent of Total Loans	81.3%	8.7%	2.6%	7.4%	100.0%

(2)	Included in the 0007 rated loans are $5.2 million of loans that are not impaired.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

8.	Allowance For Loan Losses (“ALL”)

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

September 30, 2012	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals

With an allowance recorded:
Recorded investment	$105	$1,958	$2,425	$—	$—	$—	$—	$4,488
Unpaid principal balance	194	2,332	3,636	32	—	—	—	6,194
Related allowance	89	374	1,211	32	—	—	—	1,706

With no related allowance recorded:
Recorded investment	$833	$533	$8,853	$3	$24	$—	$—	$10,246
Unpaid principal balance	833	533	8,853	3	24	—	—	10,246
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$938	$2,491	$11,278	$3	$24	$—	$—	$14,734
Unpaid principal balance	1,027	2,865	12,489	35	24	—	—	16,440
Related allowance	89	374	1,211	32	—	—	—	1,706
Average recorded investment during quarter	$1,158	$3,101	$13,276	$45	$23	$—	$—	$17,603
Interest income recognized while impaired	$2	$72	$185	$6	$—	$—	$—	$265

December 31, 2011	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals

With an allowance recorded:
Recorded investment	$2,667	$904	$1,103	$—	$11	$—	$—	$4,685
Unpaid principal balance	2,852	1,096	1,702	54	16	—	—	5,720
Related allowance	185	192	599	54	5	—	—	1,035

With no related allowance recorded:
Recorded investment	$2,093	$3,011	$30,156	$612	$—	$—	$—	$35,872
Unpaid principal balance	2,093	3,011	30,156	612	—	—	—	35,872
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$4,760	$3,915	$31,259	$612	$11	$—	$—	$40,557
Unpaid principal balance	4,945	4,107	31,858	666	16	—	—	41,592
Related allowance	185	192	599	54	5	—	—	1,035
Average recorded investment during quarter	$4,942	$4,327	$30,080	$529	$15	$—	$—	$39,893
Interest income recognized while impaired	$277	$311	$1,512	$66	$21	$—	$—	$2,187

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans	$8,203	$11,513	$14,301	$15,242	$19,026
Loans restructured in a troubled debt restructuring, nonaccrual	3,812	8,159	8,158	4,341	5,287
Total nonperforming loans (“NPLs”)	$12,015	$19,672	$22,459	$19,583	$24,313

Restructured loans, accruing	$4,425	$4,715	$6,469	$22,009	$20,461

During the quarter ended September 30, 2012, $4.8 million of nonaccrual restructured loans were reduced when the collateral securing the loans were sold within the quarter and principal payments of $2.9 million were received. The remaining balance of $1.9 million was charged off.

9.	Foreclosed Properties, Net

Foreclosed properties are summarized as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2012	2011

Beginning balance	$14,913	$19,934
Transfer of net realizable value to foreclosed properties	8,193	2,827
Sale proceeds	(7,519)	(6,798)
Net gain from disposal of foreclosed properties	183	198
Valuation allowance related to properties disposed	(1,959)	(2,776)
Total foreclosed properties	13,811	13,385
Valuation allowance for losses	(3,360)	(2,723)
Total foreclosed properties, net	$10,451	$10,662

          Changes in the valuation allowance for losses on foreclosed properties were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2012	2011

Beginning balance	$2,794	$3,982
Provision charged to operations	2,525	1,517
Amounts related to properties disposed	(1,959)	(2,776)
Balance at end of period	$3,360	$2,723

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

10.	Income Taxes

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

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as management’s expectations of future performance. At September 30, 2012 and December 31, 2011, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset other than a valuation allowance to reduce its state net operating loss carry forwards to an amount which the Company believes the benefit will more likely than not be realized. The Company continues to assess the amount of tax benefits it may realize.

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

As of September 30, 2012, the gross unrecognized tax benefits represent estimated tax and interest costs related to a pending IRS audit for the 2009 tax year. In January 2012, the Company and the IRS reached a tentative settlement agreement to finalize the audit. The Company paid interest related to the timing of deductions taken for income tax purposes. The liability amount recorded by the Company is considered adequate to cover the proposed settlement amount.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (dollar amounts in thousands):

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Balance at beginning of period	$140	$174
Additions for tax positions of prior years	—	—
Settlements	—	(34)
Balance, September 30, 2012	$140	$140

          Changes in the deferred income tax balances were as follows (dollar amounts in thousands):

          Deferred income taxes – Available for sale securities

	For the nine months ended September 30,
	2012	2011

Balances at beginning of period	$(2,468)	$(659)
Net change during period	(1,376)	(2,419)
Balances at end of period	$(3,844)	$(3,078)

          Deferred income taxes – Other than available for sale securities

	For the nine months ended September 30,
	2012	2011
Balances at beginning of period	$9,613	$9,861
Net change during period	(282)	313
Balances at end of period	$9,331	$10,174

11.	Equity Investment

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, the Bank and UFS have a common member on each of their respective Boards of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations. The carrying value of the investment in UFS was $4.1 million at September 30, 2012 and $4.3 million at December 31, 2011. The current book value of UFS is approximately $8,150 per share.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

          Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$693	$722	$634	$746
Additions from loans sold with servicing retained	103	28	230	117
Changes in valuation	(25)	(74)	1	(73)
Loan payments and payoffs	(65)	(38)	(159)	(152)
Fair value of MSRs at the end of period	$706	$638	$706	$638

Unpaid principal balance of loans serviced for others was $99.9 million and $81.8 million at September 30, 2012 and September 30, 2011, respectively.

13.	Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.45 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

(Dollar amounts in thousands)

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Total
Accruing
December 31, 2011	$—	$1,432	$20,203	$374	$—	$—	$22,009
Principal payments	—	(697)	(332)	(374)	—	—	(1,403)
Charge-offs	—	(195)	—	—	—	—	(195)
Advances	—	—	45	—	—	—	45
New restructured	—	387	1,017	—	—	—	1,404
Transferred out of TDRs	—	(40)	(7,592)	—	—	—	(7,632)
Transfers to nonaccrual	—	(500)	(9,303)	—	—	—	(9,803)
September 30, 2012	$—	$387	$4,038	$—	$—	$—	$4,425

Nonaccrual
December 31, 2011	$—	$—	$4,325	$16	$—	$—	$4,341
Principal payments	—	—	(3,889)	(1)	—	—	(3,890)
Charge-offs	—	—	(2,871)	—	—	—	(2,871)
Advances	—	—	189	—	—	—	189
New restructured	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	(3,760)	—	—	—	(3,760)
Transfers from accruing	—	500	9,303	—	—	—	9,803
September 30, 2012	$—	$500	$3,297	$15	$—	$—	$3,812

Totals
December 31, 2011	$—	$1,432	$24,528	$390	$—	$—	$26,350
Principal payments	—	(697)	(4,221)	(375)	—	—	(5,293)
Charge-offs	—	(195)	(2,871)	—	—	—	(3,066)
Advances	—	—	234	—	—	—	234
New restructured	—	387	1,017	—	—	—	1,404
Transfers out of TDRs	—	(40)	(7,592)	—	—	—	(7,632)
Transfers to foreclosed properties	—	—	(3,760)	—	—	—	(3,760)
September 30, 2012	$—	$887	$7,335	$15	$—	$—	$8,237

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

During the quarter ended September 30, 2012, $1.1 million of loans were transferred to restructured status. All of these loans were restructured due to payment schedule changes. Also during the quarter, $4.8 million of nonaccrual restructured loans were reduced when the collateral securing the loans were sold within the quarter and principal payments of $2.9 million were received. The remaining balance of $1.9 million was charged off.

A summary of troubled debt restructurings as of September 30, 2012 and December 31, 2011 is as follows (dollar amounts in thousands):

	September 30, 2012		December 31, 2011

	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	5	887	3	1,432
Real estate – commercial	13	7,335	24	24,528
Commercial	1	15	2	390
Consumer	—	—	—	—
Municipal	—	—	—	—
Total	19	$8,237	29	$26,350

A summary of troubled debt restructurings as of September 30, 2012 by restructure type is as follows (dollar amounts in thousands):

	Accruing	Nonaccruing	Total
A/B split	$78	$3,798	$3,876
Payment schedule changes	2,204	14	2,218
Interest rate reduction	2,143	—	2,143
Total	$4,425	$3,812	$8,237

15.	Supervisory Agreement

Effective December 29, 2010, the Company and the Bank entered into a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank and the Wisconsin Department of Financial Institutions (“WDFI”). On June 12, 2012, the Company and Bank announced the termination of the Written Agreement. In place of the Written Agreement, on June 19, 2012 the Company and the Bank entered into an informal arrangement with the Federal Reserve and WDFI, which requires the Company and the Bank to (i) refrain from declaring or paying dividends absent prior regulatory approval, (ii) submit capital plans as evidence of sufficient capital, and (iii) submit annual business plan and budget at least 30 days prior to the beginning of the year. As of September 30, 2012, the arrangement remains in place.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

16.	Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	September 30, 2012	December 31, 2011

Commitments to fund unused home equity line loans	$64,066	$56,952
Commitments to fund 1-4 family loans	15,675	3,034
Commitments to fund residential real estate construction loans	1,457	1,114
Commitments unused on commercial lines of credit loans	176,974	150,884
Commitments unused on consumer lines of credit loans	9,579	12,814
Total commitments to extend credit	$267,751	$224,798
Financial standby letters of credit	$10,042	$12,468

17.	Sale of Branches

On September 7, 2012, the Bank sold four branches located in the central part of Wisconsin to Premier Community Bank (“Premier”). The sale reduced the Bank’s number of branches from 27 to 23. Included in the sale to Premier was $65.2 million of deposit balances, $36.9 million of loan balances, $1.2 million of repurchase agreement balances, and $2.0 million of fixed assets. A net gain of $0.8 million was recognized from the sale.

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at September 30, 2012 and December 31, 2011 and our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Branch Sale

On June 13, 2012, the Bank entered into a branch purchase and sale agreement with Premier Community Bank (“Premier”) whereby Premier agreed to purchase the Bank’s branch operations in Waupaca, King, Manawa and Fremont, Wisconsin. On September 7, 2012, the transaction, which included total deposits of $65.2 million and total loans of $36.9 million, closed and resulted in a gain on sale of $0.8 million. The decision to divest of the four branches is aligned with our strategic initiative to improve operational efficiency and profitability.

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

Foreclosed Properties: Foreclosed properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of carrying cost or fair value less estimated costs to sell, establishing a new cost basis. Fair value is determined using a variety of market information including, but not limited to, appraisals, professional market assessments and real estate tax assessment information. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

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

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2011, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under accounting principles generally accepted in the United States of America and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2011, our valuation exceeded our carrying value by a range of 23% to 33%. As of September 30, 2012, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and nine month periods ended September 30, 2012 and 2011.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income, as reported	$2,085	$1,297	$4,711	$2,723
Earnings per share-basic, as reported	$0.26	$0.16	$0.59	$0.34
Earnings per share-diluted, as reported	$0.23	$0.16	$0.52	$0.34
Cash dividends declared per share	$0.02	$—	$0.04	$—

Return on average assets	0.79%	0.49%	0.60%	0.35%
Return on average equity	9.25%	6.25%	7.14%	4.55%
Efficiency ratio (1)	66.80%	70.60%	72.43%	74.94%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains, net gains on the sale of fixed assets, and net gain on sale of branches. A lower ratio indicates greater efficiency.

Net income of $2.1 million for the three months ended September 30, 2012 increased from net income of $1.3 million for the comparable period in 2011. Net interest income was $8.1 million for the quarter ended September 30, 2012 and the comparable quarter last year, resulting from a $0.7 million reduction in interest income offset by a $0.7 million reduction in interest expense. A PFLL of $1.1 million was charged to operations for the third quarter of 2012, which is $0.1 million lower than the $1.2 million PFLL taken during the comparable quarter of 2011. Noninterest income increased by $1.1 million in the third quarter of 2012 versus the comparable quarter of 2011, primarily due to an increase of $0.8 million in net gains on the sale of branches and a $0.4 million increase in gain on sale of mortgage loans. Noninterest expense remained stable at $7.2 million for the third quarter of 2012 compared to the similar quarter last year.

Net income of $4.7 million for the nine months ended September 30, 2012 increased from net income of $2.7 million for the comparable period in 2011. Net interest income increased $0.5 million for the nine months ended September 30, 2012 versus the comparable period last year, resulting from a $2.0 million reduction in interest expense partially offset by a $1.5 million reduction in interest income. A PFLL of $5.1 million was charged to operations for the first nine months of 2012, which is $0.6 million higher than the $4.5 million PFLL taken during the comparable period of 2011. Noninterest income increased by $3.5 million in the first nine months of 2012 versus the comparable period of 2011, primarily due to an increase of $1.2 million in net gains on the sale of securities, a $0.6 million increase in gain on sale of fixed assets, including land held for sale, a $0.7 million gain on the sale of loans, a $0.8 million gain on the sale of branches, and a $0.5 million gain on a death benefit from a life insurance policy. Noninterest expense increased $0.2 million between the periods primarily due to an increase of $0.8 million in expenses related to the operation of other real estate and an increase of $0.2 million in salaries and employee benefits expense, partially offset by a $0.8 million decrease in FDIC insurance expense.

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

Net interest income on a tax-equivalent basis was $8.4 million for the three months ended September 30, 2012, similar to the same period in 2011. The similar results for the third quarter of 2012 resulted primarily from a $0.7 million decrease in interest expense in funding costs on interest-bearing liabilities, offset by a decrease in interest income on interest-earning assets of $0.7 million. Average noninterest-bearing demand deposits increased from $103.3 million during the third quarter of 2011 to $122.0 million for the comparable period in 2012.

Net interest income on a tax-equivalent basis was $25.4 million for the nine months ended September 30, 2012 compared to $25.0 million for the same period in 2011. The increase resulted primarily from a decrease in funding costs on interest-bearing liabilities, partially offset by a decrease in interest income on interest-earning assets. Average noninterest-bearing demand deposits increased from $92.9 million during the first nine months of 2011 to $108.7 million for the comparable period in 2012.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread increased 5 bps to 3.41% for the third quarter of 2012 compared to the same period in 2011, resulting primarily from a 32 bps decrease in the cost of interest-bearing liabilities from 1.09% to 0.77%, partially offset by a 27 bps decrease in the yield on earning assets from 4.45% to 4.18%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Interest rate spread decreased 2 bps to 3.43% for the first nine months of 2012 compared to the same period in 2011, resulting primarily from a 34 bps decrease in the yield on earning assets from 4.61% to 4.27%, partially offset by a 32 bps decrease in the cost of interest-bearing liabilities from 1.16% to 0.84%.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the third quarter of 2012 was 3.52%, up 4 bps from 3.48% for the comparable period in 2011. For the nine months ended September 30, 2012, the net interest margin was 3.53%, down 2 bps from 3.55% for the comparable period in 2011.

For the three months ended September 30, 2012, average interest-earning assets decreased $4.8 million from the same period in 2011. Decreases in average loans of $0.7 million (0.1%), federal funds sold and interest-bearing due from financial institutions balances of $8.8 million (10.8%), partially offset by increases in taxable and tax exempt securities of $4.7 million (1.9%) accounted for a majority of the net decrease.

For the nine months ended September 30, 2012, average interest-earning assets increased $23.9 million from the same period in 2011. Increases in average loans of $5.8 million (0.9%), federal funds sold and interest-bearing due from financial institutions balances of $4.1 million (8.0%) and in taxable securities of $10.7 million (4.9%) accounted for a majority of the increase.

          NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$624,991	$7,886	5.02%	$625,684	$8,348	5.29%
Taxable securities	208,467	1,493	2.86%	205,932	1,747	3.39%
Tax exempt securities [1]	44,932	566	5.04%	42,765	568	5.31%
Federal funds sold and interest-bearing due from financial institutions	72,767	44	0.24%	81,582	51	0.25%
Total earning assets	951,157	9,989	4.18%	955,963	10,714	4.45%
Noninterest earning assets	94,128			93,758
Total assets	$1,045,285			$1,049,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$727,776	1,029	0.56%	$745,786	1,749	0.93%
Customer repurchase agreements	25,660	13	0.19%	28,499	23	0.32%
Federal Home Loan Bank advances	47,011	230	1.95%	55,000	261	1.88%
Convertible promissory notes	9,450	245	10.38%	9,450	245	10.37%
Subordinated debentures	16,100	75	1.83%	16,100	66	1.63%
Total interest-bearing liabilities	825,997	1,592	0.77%	854,835	2,344	1.09%
Demand deposits	122,015			103,330
Accrued expenses and other liabilities	7,632			9,158
Stockholders’ equity	89,641			82,398
Total liabilities and stockholders’ equity	$1,045,285			$1,049,721
Net interest income		$8,397			$8,370
Interest rate spread (3)			3.41%			3.36%
Net interest margin (4)			3.52%			3.48%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

          NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$632,574	$23,915	5.05%	$626,735	$25,210	5.38%
Taxable securities	231,379	5,111	2.95%	220,686	5,376	3.25%
Tax exempt securities [1]	44,559	1,693	5.07%	41,298	1,710	5.52%
Federal funds sold and interest-bearing due from financial institutions	54,673	97	0.24%	50,606	90	0.24%
Total earning assets	963,185	30,816	4.27%	939,325	32,386	4.61%
Noninterest earning assets	92,811			96,793
Total assets	$1,055,996			$1,036,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-bearing liabilities:
Total interest-bearing deposits	$743,938	3,618	0.65%	$742,163	5,577	1.00%
Short-term borrowings	32	—	0.67%	—	—	—%
Customer repurchase agreements	29,176	49	0.22%	27,198	65	0.32%
Federal Home Loan Bank advances	52,318	746	1.90%	59,487	833	1.87%
Convertible promissory notes	9,450	735	10.38%	9,450	735	10.37%
Subordinated debentures	16,100	228	1.86%	16,100	200	1.65%
Total interest-bearing liabilities	851,014	5,376	0.84%	854,398	7,410	1.16%
Demand deposits	108,670			92,890
Accrued expenses and other liabilities	8,235			8,860
Stockholders’ equity	88,077			79,970
Total liabilities and stockholders’ equity	$1,055,996			$1,036,118
Net interest income		$25,440			$24,976
Interest rate spread (3)			3.43%			3.45%
Net interest margin (4)			3.53%			3.55%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$(174)	$(288)	$(462)
Taxable securities	(43)	(211)	(254)
Tax exempt securities	112	(114)	(2)
Federal funds sold and interest-bearing due from financial institutions	(21)	14	(7)
Total interest-earning assets	$(126)	$(599)	$(725)

Interest expense:
Total interest-bearing deposits	$(661)	$(59)	$(720)
Repurchase agreements/short-term borrowings	(8)	(2)	(10)
FHLB advances	(155)	124	(31)
Subordinated debentures	—	9	9
Total interest-bearing liabilities	$(824)	$72	$(752)
Net interest income	$698	$(671)	$27

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.0% and 91.1% for the three months ended September 30, 2012 and 2011, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$172	$(1,467)	$(1,295)
Taxable securities	146	(411)	(265)
Tax exempt securities	129	(146)	(17)
Federal funds sold and interest-bearing due from financial institutions	7	—	7
Total interest-earning assets	$454	$(2,024)	$(1,570)

Interest expense:
Total interest-bearing deposits	$(388)	$(1,571)	$(1,959)
Repurchase agreements/short-term borrowings	4	(20)	(16)
FHLB advances	(102)	15	(87)
Subordinated debentures	—	28	28
Total interest-bearing liabilities	$(486)	$(1,548)	$(2,034)
Net interest income	$940	$(476)	$464

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Our management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.2% and 90.7% for the nine months ended September 30, 2012 and 2011, respectively.

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

The PFLL for the quarter ended September 30, 2012 was $1.1 million compared to $1.2 million for the third quarter of 2011. New impairments of $0.1 million on loans not previously identified with associated loan balances of $0.2 million were recorded during the third quarter of 2012. The PFLL for the nine months ended September 30, 2012 was $5.1 million compared to $4.5 million for the nine months ended September 30, 2011.

Net loan charge-offs for the nine months ended September 30, 2012 and 2011 were $5.8 million and $3.1 million, respectively. During the third quarter of 2012, a $2.0 million charge off was taken related to a sale of a commercial customer’s business. This sale also reduced nonperforming loans and nonperforming assets by $4.8 million. Net annualized charge-offs to average loans were 1.56% for the nine months ended September 30, 2012 compared to 0.66% for the same period in 2011. For the nine months ended September 30, 2012, nonperforming loans decreased by $7.6 million (38.7%) to $12.0 million from $19.6 million at December 31, 2011. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to nonperforming loans. Our management believes that the ALL at September 30, 2012 and the related PFLL charged to earnings for the quarter and nine months ended September 30, 2012 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and nine month periods ended September 30, 2012 and 2011, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change

Fees from fiduciary services	$242	$217	11.5%	$765	$720	6.3%
Fees from loan servicing	151	139	8.6%	450	552	(18.5)%
Service charges on deposit accounts	785	906	(13.4)%	2,367	2,549	(7.1)%
Other fee income	158	178	(11.2)%	524	511	2.5%
Financial services income	224	176	27.3%	664	666	(0.3)%
Net gains from sales of loans	651	208	213.0%	1,523	805	89.2%
Net gains from sale of branches	826	—	100.0%	826	—	100.0%
Net loss in valuation of mortgage servicing rights	(90)	(111)	(18.9)%	(159)	(225)	(29.3)%
Net gains from sale of securities	—	267	(100.0)%	1,585	392	304.3%
Gains (losses) from sale of fixed assets	(39)	(1)	3,800.0%	582	(3)	(19,500.0)%
Increase in cash surrender value of life insurance	81	102	(20.6)%	282	353	(20.1)%
Equity in income of UFS subsidiary	173	199	(13.1)%	509	631	(19.3)%
Other income	88	(174)	(150.6)%	718	190	277.9%
Total Noninterest Income	$3,250	$2,106	54.3%	$10,636	$7,141	48.9%

Noninterest income increased $1.1 million (54.3%) for the three months ended September 30, 2012 versus the comparable period in 2011. A gain on the sale of four branches of $0.8 million was recognized during the quarter. Other items of income during the quarter included a $0.4 million increase in gain on sale of mortgage loans due to increased mortgage activity. Gains from the sale of securities were down $0.3 million from a year ago.

Noninterest income increased $3.5 million (48.9%) for the nine months ended September 30, 2012 versus the comparable period in 2011. Gains from securities sold in the amount of $1.6 million were recorded compared to $0.4 million in the similar period in 2011. These gains were taken to provide additional cash for potential business opportunities, restructure the security portfolio, and to liquidate securities with high prepayment risks. Also impacting 2012 results were the $0.7 million gain on the sale of land, a $0.5 million life insurance death benefit included in Other Income, and a $0.8 million gain from the sale of four Bank branches.

Included in fees for other services to customers in the Noninterest Income section of the consolidated statement of operations are service charges on deposit accounts, other fee income and financial services income.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and nine months ended September 30, 2012 and 2011, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2012	September 30, 2011	% Change	September 30, 2012	September 30, 2011	% Change

Salaries and employee benefits	$4,196	$4,067	3.2%	$12,851	$12,681	1.3%
Occupancy	587	551	6.5%	1,764	1,731	1.9%
Equipment	281	304	(7.6)%	838	891	(5.9)%
Data processing and courier	238	210	13.3%	688	621	10.8%
Operation of foreclosed properties	306	108	183.3%	2,718	1,875	45.0%
Business development and advertising	135	113	19.5%	484	420	15.2%
Charitable contributions	10	4	150.0%	45	40	12.5%
Stationery and supplies	122	112	8.9%	399	374	6.7%
Director fees	100	89	12.4%	306	287	6.6%
FDIC insurance expense	351	571	(38.5)%	1,082	1,861	(41.9)%
Legal and professional	179	219	(18.3)%	440	602	(26.9)%
Loan and collection	106	139	(23.7)%	463	470	(1.5)%
Other outside services	214	166	28.9%	594	488	21.7%
Provision for impairment of letter of credit	—	117	(100.0)%	—	131	(100.0)%
Other operating	430	438	(1.8)%	1,292	1,305	(1.0)%
Total Noninterest Expense	$7,255	$7,208	0.7%	$23,964	$23,777	0.8%

Total noninterest expense increased $0.1 million (0.1%) for the three months ended September 30, 2012 compared to the same period in 2011. The noninterest expense to average assets ratio was 2.8% for the three months ended September 30, 2012 compared to 2.7% for the same period in 2011. The increase in expense was primarily attributable to a $0.2 million increase in expenses related to foreclosed properties. Valuation write-downs on foreclosed properties were down $0.1 million, more than offset by a $0.3 million net increase in operating expenses. The increase was offset by a $0.2 million decrease in FDIC insurance expense.

Total noninterest expense increased $0.2 million (0.8%) for the nine months ended September 30, 2012 compared to the same period in 2011. The noninterest expense to average assets ratio was 3.03% for the nine months ended September 30, 2012 compared to 2.8% for the same period in 2011. The increase in expense was primarily attributable to a $0.8 million increase in expenses related to foreclosed properties and a $0.2 million increase in expense relating to salaries and employee benefits, offset by a $0.8 million decrease in FDIC insurance expense.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was at 1.5% for the three months ended September 30, 2012 compared to 1.9% for the three months ended September 30, 2011. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, and land held for sale). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio decreased to 66.8% for the three months ended September 30, 2012 from 70.6% for the comparable period last year. This is primarily due to the $1.1 million increase in noninterest income discussed above.

Expenses related to the operation of foreclosed properties held for sale by the Bank increased $0.8 million to $2.7 million for the nine month period ended September 30, 2012 compared to $1.9 million for the same period in 2011. The increase consists of a $1.0 million increase in write-downs due to the revaluation of properties held, partially offset by a $0.2 million decrease in net operating expenses. We continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include, but are not limited to, insurance, maintenance, real estate taxes, management fees, utilities and legal fees. A majority of the properties have updated valuations within the last twelve months.

Salaries and employee benefits were $12.9 million for the nine months ended September 30, 2012, compared to $12.7 million for the nine months ended September 30, 2011. The number of full-time equivalent employees decreased from 305 at September 30, 2011 to 293 at September 30, 2012. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2012 salary expense is $0.1 million of expense related to our long-term equity incentive plan.

Included in noninterest expense are FDIC insurance premiums of $1.1 million for the nine months ended September 30, 2012 compared to $1.9 million for the same period a year ago, a decrease of $0.8 million (41.9%). On February 7, 2011, the FDIC finalized a rule to change the assessment base upon which it calculates its premiums from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Act. The new base began in the second quarter of 2011, with the premium payable in September 2011. The result of the change has been a reduction in FDIC assessments for the Bank.

Income Taxes:

We recorded an income tax expense of $0.9 million for the three months ended September 30, 2012 versus an expense of $0.5 million for the same period in 2011. The increase in tax expense is primarily attributable to a $1.2 million year-over-year increase in pre-tax taxable income.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and foreclosed property valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At September 30, 2012, we determined that no valuation allowance was required to be taken against our deferred income tax assets other than a valuation allowance to reduce our state net operating loss carry forwards to an amount which we believe the benefit will more likely than not be realized. We continue to assess the amount of tax benefits we may realize.

During the third quarter of 2011, the IRS began an audit of our 2009 federal income tax return primarily in response to our net operating loss carry back claim. In January 2012, we reached a tentative settlement agreement with the IRS. We expect the audit to be finalized sometime during 2012.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYSIS

	September 30, 2012	December 31, 2011	Percent Change
Amount of Loans by Type:
Real estate-mortgage:
Commercial	$294,945	$317,198	(7.0)%
1-4 Family residential
First liens	85,917	90,369	(4.9)%
Junior liens	6,718	8,878	(24.3)%
Home equity	39,916	44,209	(9.7)%
Commercial, financial and agricultural	98,820	91,750	7.7%
Real estate-construction	50,148	53,606	(6.5)%
Installment
Credit cards and related plans	1,453	1,675	(13.3)%
Other	6,719	7,134	(5.8)%
Obligations of states and political subdivisions	16,356	16,577	(1.3)%
Less: Deferred origination fees, net of costs	(394)	(381)	3.4%
Less: Allowance for loan losses	(10,658)	(10,638)	0.2%
Total	$589,940	$620,377	(4.9)%

Net loans at September 30, 2012 decreased $30.5 million (4.9%) from $620.4 million at December 31, 2011 to $589.9 million at September 30, 2012. The decrease is primarily due to the sale of $36.9 million of loans as the result of our sale of four branches in September, 2012. Of the $36.9 million in loans sold, $14.5 million were 1-4 family residential, $8.8 million were commercial real estate and $9.6 million were commercial, financial and agricultural in nature. Without the sale, net loans would have increased $6.4 million.

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

The ALL at September 30, 2012 was $10.7 million, compared to $10.6 million at December 31, 2011. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

On a regular basis, loan officers review all commercial credit relationships. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades a loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans that have been deemed impaired are evaluated. In compliance with accounting guidance for impaired loans, the fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated costs to sell. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. A specific reserve is then allocated to the loans based on this assessment. Specific reserves are reviewed by the management familiar with the credits.

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular classes, analyzed as a group. We determine General Reserves – Other by taking into account such qualitative factors as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties:

Management encourages early identification of nonaccrual and problem loans in order to minimize the risk of loss. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and nonaccrual loans restructured in a troubled debt restructuring that haven’t shown a sufficient period of performance with the restructured terms. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest or earlier as deemed appropriate. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash receipts on nonaccrual loans are used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to accounting guidance for troubled debt restructurings.

NONPERFORMING ASSETS
(Dollars amounts in thousands)

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
Nonperforming Assets:
Nonaccrual loans	$8,203		$11,513		$14,301		$15,242		$19,027
Nonaccrual loans, restructured	3,812		8,159		8,158		4,341		5,287
Accruing loans past due 90 days or more	—		—		—		—		—
Total nonperforming loans (“NPLs”)	$12,015		$19,672		$22,459		$19,583		$24,314
Foreclosed properties, net	10,451		10,357		14,766		12,119		10,662
Total nonperforming assets (“NPAs”)	$22,466		$30,029		$37,225		$31,702		$34,976
Restructured loans, accruing(1)	$4,425		$4,715		$6,469		$22,009		$20,461

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	1.56	x	3.28	x	2.46	x	1.80	x	3.11	x
NCOs to average loans (annualized)	1.08%		0.61%		0.72%		0.94%		0.66%
ALL to total loans	1.77%		2.00%		1.76%		1.68%		2.01%
NPLs to total loans	1.99%		3.10%		3.52%		3.10%		3.81%
NPAs to total assets	2.28%		2.89%		3.49%		2.92%		3.33%
ALL to NPLs	88.71%		64.73%		50.09%		54.32%		52.88%

(1)	Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the quarter ended September 30, 2012, NPAs were reduced by $4.8 million when a large commercial customer whose loans were classified as nonperforming sold their business. A $2.0 million charge off was required to be taken in the third quarter of 2012 in conjunction with the sale. However, impairment charges totaling $1.8 million were allocated to the allowance for loan losses in the first and second quarter of 2012 and, as a result, the sale transaction reduced earnings by $0.2 million in the third quarter. In addition to this, additional charge-offs of $1.4 million were taken and nonaccrual payments of $1.9 million were recorded from the sale of assets securing nonaccrual loans. These reductions to NPA were partially offset by $0.5 million net nonaccrual additions during the quarter.

Restructured loans accruing at December 31, 2011 were $22.0 million. $1.3 million of accruing restructured loans were transferred to nonaccrual during the second quarter of 2012 when satisfactory repayment plans could not be reached with the borrowers. During the first quarter of 2012, $8.0 million of accruing restructured loans were transferred to nonaccrual. In addition, $7.6 million of restructured loans were in compliance with their modified terms for a period deemed sufficient and were therefore transferred out of the restructured loan category.

Nonperforming loans decreased $7.6 million from December 31, 2011 to September 30, 2012.

Loan balances with a risk grading of 0006B or 0007 have decreased by $9.1 million since December 31, 2011. The decrease consisted of $5.5 million of loan balances transferred to foreclosed properties, $1.4 million of charge-offs, and $2.2 million due to net payments and loan rating changes. Loans in these categories are existing or potential problem loans that require management’s close attention. The decline in these troubled assets continues to be an indication of improvement in the quality of the loan portfolio as management actively works to prudently resolve problem credits. As additional evidence of the continued improvement in the overall quality of the loan portfolio, loan balances with a risk grading of 0005 or better have risen to $530.0 million as of September 30, 2012, representing 88.3% of the total loan portfolio from $512.9 million as of December 31, 2011, representing 81.3% of the total loan portfolio.

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Secured by real estate	$5,549	$2,831	$4,530	$3,352	$2,555
Commercial and industrial loans	—	182	1,173	39	91
Loans to individuals	38	51	51	59	141
All other loans	—	—	—	—	—
Total	$5,587	$3,064	$5,754	$3,450	$2,787

Percentage of total loans	0.93%	0.48%	0.90%	0.55%	0.44%

Loan balances 30 to 89 days past due have increased by $2.5 million at September 30, 2012 compared to June 30, 2012. Included in the $2.5 million increase, are two commercial loans secured by real estate totaling $2.1 million that have been brought current as of November 1, 2012.

As indicated above, loan balances 30 to 89 days past due have increased by $2.1 million since December 31, 2011. Compared to September 30, 2011, loan balances 30 to 89 days past due have increased $2.8 million.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIES

	Nine months ended September 30, 2012	Twelve months ended December 31, 2011	Nine months ended September 30, 2011

Beginning balance	$12,119	$15,952	$15,952
Transfer of loans to foreclosed properties	8,193	5,127	2,827
Sales proceeds, net	(7,519)	(7,419)	(6,798)
Net gain from sale of foreclosed properties	183	205	198
Provision for foreclosed properties	(2,525)	(1,746)	(1,517)
Total foreclosed properties, net	$10,451	$12,119	$10,662

VALUATION ALLOWANCE ON FORECLOSED PROPERTIES

	Nine months ended September 30, 2012	Twelve months ended December 31, 2011	Nine months ended September 30, 2011

Beginning balance	$2,794	$3,982	$3,982
Provision charged to operations	2,525	1,746	1,517
Allowance recovered on properties disposed	(1,959)	(2,934)	(2,776)
Ending balance	$3,360	$2,794	$2,723

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At September 30, 2012, the investment portfolio (comprising investment securities available for sale) decreased $37.1 million (13.1%) to $247.2 million compared to $284.3 million at December 31, 2011. The gain resulted when securities were sold primarily to provide additional cash for potential business opportunities being considered and secondarily, to take advantage of opportunities to restructure a portion of the investment portfolio. At September 30, 2012, the investment portfolio represented 25.1% of total assets compared to 26.2% at December 31, 2011. For the nine months ended September 30, 2012, principal payments of $53.6 million and $45.8 million were received on maturing investments and the sale of investments, respectively. A gain of $1.6 million was recognized for the nine months ended September 30, 2012. The gain resulted when securities were sold primarily to provide additional cash for potential business opportunities being considered and secondarily, to take advantage of opportunities to restructure a portion of the investment portfolio. For the nine months ended, September 30, 2012, the Company purchased $59.3 million of securities for a net cash increase of $40.1 million.

We closely monitor securities we hold in our investment portfolio that remain in an unrealized loss position for greater than twelve months. Total gross unrealized losses on these securities are $0.6 million at September 30, 2012, representing 82.0% of total gross unrealized securities losses and 0.3% of the total investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At September 30, 2012 and December 31, 2011, we did not hold securities of any one issuer, other than the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or United States Department of Veterans Affairs (“VA”), each an agency or corporation of the United States government, in an amount greater than 10% of stockholders’ equity. As of September 30, 2012, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 23.9% of the total amount invested in residential mortgage-backed securities.

Deposits:

Total deposits at September 30, 2012 decreased $66.4 million (7.7%) to $798.8 million from $865.2 million at December 31, 2011. Deposits declined $65.2 million in September of 2012 due to the sale of four branches. Exclusive of the decline attributable to the branch sales, deposits would have increased by $1.2 million. The decrease for the year was a result of a $62.2 million (20.5%) decrease in time deposits from $303.5 million at December 31, 2011 to $241.3 million at September 30, 2012, a decrease of $12.9 million (4.2%) in our savings deposits from $310.5 million at December 31, 2011 to $297.6 million at September 30, 2012, partially offset by an $8.7 million (3.5%) increase in our non-interest bearing and interest bearing demand deposits from $251.2 million at December 31, 2011 to $259.9 million at September 30, 2012. Total interest-bearing deposits decreased $86.8 million (11.4%) while non-interest-bearing deposits increased $20.4 million (19.5%) from December 31, 2011 to September 30, 2012. During September 2012, a $7.0 million brokered certificate of deposit matured and was not renewed.

The decrease in total deposits from December 31, 2011 to September 30, 2012 is primarily due to the sale of the four branches. We continue to focus on expanding customer deposit relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the Federal Home Loan Bank and through the discount window at the Federal Reserve.

Other Funding Sources:

Securities sold under agreements to repurchase decreased $27.7 million (56.1%) from $47.6 million at December 31, 2011 to $20.9 million at September 30, 2012. Repurchase agreements in the amount of $1.2 million were included in the sale of the four branches. We did not have any federal funds purchased at either September 30, 2012 or December 31, 2011.

FHLB advances were $40.0 million at September 30, 2012 compared to $55.0 million at December 31, 2011. During August 2012, a $15.0 million FHLB advance matured and was paid off. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At September 30, 2012, the interest rate on these securities was 1.71%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. After discussion with our regulators during the first quarter of 2011, we exercised our right to defer payment of interest on the Debentures beginning with the March 30, 2011 interest payment, even though we had sufficient cash to make the interest payment. Our payments due June 29, 2011 and September 29, 2011 were also deferred. The expense related to the interest payment was recorded with a corresponding liability for the interest payment amount. In December of 2011, we made all payments due under the agreement, including the deferred payments. At September 30, 2012, we are current on all interest payments.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of September 30, 2012 and December 31, 2011 was $9.45 million.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. Subsequent to September 30, 2012 one of the Convertible Notes in the amount of $0.05 million was converted.

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

The following table summarizes our significant contractual obligations and commitments at September 30, 2012:

CONTRACTUAL OBLIGATIONS

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Certificates of deposit and other time deposit obligations	$148,216	$143,922	$10,990	$—	$303,128
Repurchase agreements	20,904	—	—	—	20,904
Federal Home Loan Bank advances	15,000	25,000	—	—	40,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes (1)	—	9,450	—	—	9,450
Total	$184,120	$178,372	$10,990	$16,100	$389,582

(1)

One-half of the Convertible Notes are mandatorily converted to shares of our common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off- Balance Sheet Arrangements:

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS

	September 30, 2012	December 31, 2011

Commitments to fund unused home equity line loans	$64,066	$56,952
Commitments to fund 1-4 family loans	15,675	3,034
Commitments to fund residential real estate construction loans	1,457	1,114
Commitments unused on commercial lines of credit loans	176,974	150,884
Commitments unused on consumer lines of credit loans	9,579	12,814
Total commitments to extend credit	$267,751	$224,798
Financial standby letters of credit	$10,042	$12,468

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs and to service other liabilities as they become due without undue cost or risk and without causing a disruption to normal operating activities. We and the Bank have different liquidity considerations.

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings and the offerings of subordinated debentures and convertible promissory notes. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities and convertible notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions (“WDFI”) if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. In consultation with our federal and state regulators, our Board of Directors elected to forego the dividend to our shareholders beginning in the first quarter of 2008. In January 2012 and April 2012, we requested advance approval to declare a $0.01 per share dividend. We received the approval and the dividends were paid in February 2012 and June 2012. In July 2012 we requested advance approval to declare a $0.02 per share dividend for the third quarter of 2012. We received the approval and the dividend was paid in September 2012.

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

Maturing investments have historically been a primary source of liquidity. For the nine months ended September 30, 2012, principal payments totaling $53.6 million were received on maturing investments. In addition, we received proceeds of $45.8 million from the sale of investments and we purchased $59.3 million in investments in the same period. Approximately 12.1%, or $20.9 million, of the mortgage-backed securities outstanding at September 30, 2012 were issued and guaranteed by GNMA, the SBA or the VA, agencies of the United States government. An additional 65.0%, or $112.1 million, of the mortgage-backed securities outstanding at September 30, 2012 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, but only comprised approximately 22.8%, or $39.3 million, of the outstanding mortgage-backed securities at September 30, 2012. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

During February 2012, proceeds of $2.1 million were received from the FHLB under their excess FHLB stock repurchase program that was implemented in 2011. Additional proceeds of $0.6 million and $0.5 million were received in May 2012 and August 2012, respectively, from the stock repurchase program.

Deposit decreases, reflected as a financing activity in the September 30, 2012 unaudited consolidated statements of cash flows, resulted in $1.1 million of cash outflow during the first nine months of 2012, excluding the $65.2 million of deposits sold related to the branch sale. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered deposits decreased $7.7 million from $46.7 million at December 31, 2011 to $38.9 million at September 30, 2012, primarily from the $7.0 million brokered certificate of deposit that matured in September 2012 and was not renewed. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $193.8 million, or 32.1% of total loans, maturing within one year of September 30, 2012. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at September 30, 2012, securities sold under agreements to repurchase totaled $20.9 million compared to $47.6 million at the end of 2011. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $40.0 million at September 30, 2012 and $55.0 million at December 31, 2011.

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

Capital Resources:

Stockholders’ equity at September 30, 2012 and December 31, 2011 was $91.1 million and $84.4 million, respectively, reflecting an increase of $6.7 million (7.9%) during the first nine months of 2012. The increase in stockholders’ equity was primarily related to our net income of $4.7 million and an increase in comprehensive income of $2.1 million (as a result of an increase in unrealized gains on available for sale securities). The ratio of stockholders’ equity to assets was 9.3% and 7.8% at September 30, 2012 and December 31, 2011, respectively.

No cash dividends were declared during 2011. In January 2012 and April 2012, we declared a $0.01 per share dividend. In July, 2012, we declared a $0.02 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance. In order to pay dividends, advance approval from the WDFI as well as the Federal Reserve Board is required. There is no assurance that we will continue to receive such approval if sought.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines that banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At September 30, 2012, we maintained capital in excess of the minimum ratios required to be categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The total capital ratios for the previous four quarters are as follows:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Company	15.28%	14.24%	13.76%	13.54%
Bank	15.22%	14.15%	13.63%	13.38%

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

The following tables present our and the Bank’s capital ratios as of September 30, 2012 and December 31, 2011:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2012
Total Capital (to Risk-Weighted Assets)
Company	$105,620	15.28%	$55,285	8.00%	$	N/A	N/A
Bank	105,137	15.22%	55,266	8.00%		69,083	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$87,507	12.66%	$27,642	4.00%	$	N/A	N/A
Bank	96,477	13.97%	27,633	4.00%		41,450	6.00%
Tier 1 Capital (to Average Assets)
Company	$87,507	8.48%	$41,261	4.00%	$	N/A	N/A
Bank	96,477	9.34%	41,303	4.00%		51,629	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2011
Total Capital (to Risk-Weighted Assets)
Company	$101,446	13.54%	$59,928	8.00%	$	N/A	N/A
Bank	100,268	13.38%	59,961	8.00%		74,952	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$82,617	11.03%	$29,964	4.00%	$	N/A	N/A
Bank	90,883	12.13%	29,981	4.00%		44,971	6.00%
Tier 1 Capital (to Average Assets)
Company	$82,617	7.93%	$41,648	4.00%	$	N/A	N/A
Bank	90,883	8.72%	41,711	4.00%		52,139	5.00%

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

As of September 30, 2012, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2011, as described in our 2011 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp and 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at September 30, 2012.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income Over One Year Horizon

	At September 30, 2012		At December 31, 2011
	Dollar change	Percentage change	Dollar change	Percentage change
Change in levels of interest rates
+200 bp	$(200)	(0.7)%	$105	0.3%
+100 bp	(431)	(1.4)%	(122)	(0.4)%
Base	—	—	—	—
-100 bp	(1,079)	(3.6)%	(1,436)	(4.5)%
-200 bp	(1,689)	(5.6)%	(2,125)	(6.6)%

As shown above, at September 30, 2012, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $0.2 million or 0.7%. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $1.7 million or 5.6%. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2012, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of our equity securities.

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

BAYLAKE CORP.

Date:	November 7, 2012	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	November 7, 2012	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer