Form 10-K
period 2012-12-31
BAYLAKE CORP
filed 2013-03-01
CIK 275119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2012, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $6.60 per share average reported bid and asked price on that date) held by non-affiliates was approximately $46,336,534. This market value calculation excludes a total of 916,660 shares of common stock reported as beneficially owned by directors and executive officers. For purposes of this market value calculation, the Registrant assumed that all executive officers and directors (and no other person) qualified as “affiliates”; provided, however, nothing herein shall constitute an admission or any evidence whatsoever, as to affiliate status. As of February 28, 2013, 7,937,347 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Documents are Incorporated

Definitive Proxy Statement for 2013 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2012	Part III

2012 FORM 10-K

PART I

ITEM 1. BUSINESS

General

Baylake Corp. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation organized in 1976 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Baylake Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2012, we had total assets of approximately $1.0 billion. For additional financial information, see our Consolidated Financial Statements at Part II, Item 8 of this Form 10-K.

Baylake Bank

Baylake Bank is a Wisconsin state bank originally chartered in 1876. The Bank is an independent community bank offering a full range of financial services primarily to small businesses and individuals located in our market area. We conduct our community banking business through 23 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Green Lake, Kewaunee, Manitowoc, Outagamie and Waushara Counties. On September 7, 2012, we sold four branches located in the central part of Wisconsin. The sale reduced our number of branches from 27 to 23. We have eight financial centers in Door County, which is known for its tourism-related services. We have seven financial centers in Brown County, which includes the City of Green Bay. We serve a broader range of service, manufacturing and retail job segments in the Brown County market. The rest of our financial centers are located in smaller cities and smaller communities. Other principal industries in our market area include tourism/recreation, manufacturing, agriculture and food related products. Services are provided in person at our financial centers discussed above or at other locations, as well as through the mail, over the telephone, electronically by using the Bank’s internet banking services, and mobile banking through your mobile phone.

Non-Bank Subsidiaries

In addition to our banking operations, the Bank owns one non-bank subsidiary: Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages a portion of the Bank’s investment portfolio. During the third quarter of 2012, we discontinued operations of our insurance subsidiary, Baylake Insurance Agency, Inc., and sold the book of business to an unrelated third party. The Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. (“UFS”), a data processing services company located in Grafton, Wisconsin that provides data processing services to approximately 44 banks.

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

Lending

We offer short-term and long-term loans on a secured and unsecured basis for business and personal purposes. We make real estate, commercial/industrial, agricultural, consumer and municipal loans in accordance with the basic lending policies established by our Board of Directors. We focus lending activities on individuals and small businesses in our market area. Our lending activity has been historically concentrated primarily within the State of Wisconsin. We do not conduct any substantial business with foreign obligors. We serve a wide variety of industries including, on a limited basis, a concentration on businesses directly and indirectly related to the tourism/recreation industries. Loans to customers in the tourism/recreation industry, including restaurants and lodging businesses, totaled approximately $88.6 million at December 31, 2012, or 14.9% of our aggregate loans outstanding at that date. Although competitive and economic pressures exist in this market segment, business remains relatively steady in the markets we serve. However, any deterioration in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing or tourism/recreation industries or otherwise) could have a material adverse effect on our business and operations. In particular, a decline in the Door County tourism business would not only affect our customers in the restaurant and lodging business, and therefore loans to such entities as described above, but could also affect loans and other business relationships with persons employed in that industry, as well as real estate values (including collateral values) in the area.

Our expansion into other market areas has reduced our concentration level in tourism/recreation related businesses, but these types of businesses still remain an important element of the customer base that we serve.

In addition to originating loans, we buy and sell loan participations with other banks located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market which represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines and represented approximately $15 million in loan originations in 2012.

Our total outstanding loans as of December 31, 2012 were approximately $595.5 million, consisting of 49.0% commercial real estate loans, 21.3% residential real estate loans, 6.9% construction and land development real estate loans, 18.3% commercial and industrial loans, 1.3% consumer loans and 3.2% municipal loans. In September 2012, we sold approximately $36.8 million of loans in our branch sale.

Investments

We maintain a portfolio of investments, primarily consisting of U.S. government agency securities, U.S. government sponsored agency securities, mortgage-backed securities, obligations of states and their political subdivisions, and private placement and corporate bonds. We attempt to balance our portfolio to manage interest rate risks, maximize tax advantages, and meet liquidity needs while endeavoring to optimize investment income.

Deposits

We offer a broad range of depository products, including noninterest-bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2012, our total deposits were approximately $806.0 million, including interest-bearing deposits of $673.5 million and noninterest bearing deposits of $132.5 million. In September 2012, we sold approximately $65.2 million of deposits in our branch sale.

Other Customer Services and Products

Other services and products we offer include safe deposit box services, personal and corporate trust services, brokerage services, cash management, private banking, financial planning and electronic banking services, including mobile banking, and eBanc, an internet banking product for our customers.

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

Competition

The financial services industry is highly competitive. We compete with other financial institutions and businesses in both attracting and retaining deposits and making loans in all of our principal markets. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, and convenience of office locations and office hours. Competition for deposit products comes primarily from other commercial banks, savings banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, terms and conditions, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies or federally insured state-chartered banks, and may be able to price loans and deposits more aggressively. We also face direct competition from other banks and bank holding companies that have greater assets and resources than ours.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•

Federal Deposit Insurance. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits and provided unlimited federal deposit insurance on noninterest bearing transaction accounts at all insured depository institutions through December 31, 2012. Subsequent to 2012, these amounts reverted from unlimited insurance to $250,000 coverage per separately insured depositor. The Dodd-Frank Act also changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling on the size of the Deposit Insurance Fund (the “DIF”) and increased the floor on the size of the DIF.

•

The Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, responsible for implementing, examining and, for large financial institutions of $10 billion or more in total assets, enforcing compliance with federal consumer financial laws. Because we have under $10 billion in total assets, however, the Federal Reserve Bank of Chicago (“Reserve Bank”) will still continue to examine us at the federal level for compliance with such laws.

•

Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposit accounts effective July 21, 2011, thereby permitting depository institutions to now pay interest on business checking and other accounts.

•

Mortgage Reform. The Dodd-Frank Act provided for mortgage reform addressing a customer’s ability to repay, restricted variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and made more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

•	Interstate Branching. The Dodd-Frank Act allows banks to engage in de novo interstate branching, a practice that was previously significantly limited.

•

Interchange Fee Limitations. The Dodd-Frank Act gave the Board of Governors of the Federal Reserve (the “FRB”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The FRB has rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. While we are not directly subject to such regulations since our total assets do not exceed $10 billion, these regulations may impact our ability to compete with larger institutions who are subject to the restrictions.

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

Basel III Proposal

In the summer of 2012, our primary federal regulators published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including us and the Bank, compared to the current U.S. risk-based capital rules.

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the December 2010 framework of the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing risk weighting approach with a more risk-sensitive approach. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they did not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of December 31, 2012, we and the Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

          In contrast to financial holding companies, bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. We have not elected to be certified as a financial holding company, so these limitations apply to us.

          Changes in Control

          Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with the applicable regulations, require FRB approval (or, depending upon the circumstances, no notice of disapproval) prior to any person or company acquiring a “controlling interest” in a bank or bank holding company, which is presumed to exist where an individual or company acquires the power, directly or indirectly to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under Section 12 of the Securities Exchange Act of 1934, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

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

          Under FRB policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where we might not deem it appropriate to do so, absent such policy.

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

          Reserves

          The FRB requires all depository institutions to maintain reserves against some transaction accounts. Reserves are required to be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from reserve requirements. The Bank complies with the foregoing requirements. In October 2008, the FRB began paying interest on certain reserve balances. In addition, the reserve balances imposed by the FRB may be used by the Bank to satisfy liquidity requirements. An institution may borrow from the Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Reserve Bank’s credit standards.

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

          FDIC Insurance and Assessments

          The Bank pays its deposit insurance assessments to the Deposit Insurance Fund (“DIF”), which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the DIF generally up to a maximum $250,000 per separately insured depositor.

          In addition, in November 2008, the FDIC issued a final rule under its Transaction Account Guarantee Program (“TAGP”), pursuant to which the FDIC fully guaranteed all noninterest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest, lawyer trust accounts where interest does not accrue to the account owner (“IOLTA”) and NOW accounts with interest rates no higher than 0.50% until June 30, 2010. Thus, under TAGP, all money in these accounts was fully insured by the FDIC regardless of the dollar amount. This second increase to coverage was originally in effect through December 31, 2009, but was extended until June 30, 2010 and then again until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for noninterest bearing transaction deposit accounts and IOLTAs (but not NOW accounts) for two years beginning on December 31, 2010, and all financial institutions were required to participate in this extended program. Effective January 1, 2013, the unlimited coverage under TAGP expired and accounts under the program reverted to a maximum coverage of $250,000 per separately insured depositor.

          Under the current assessment system, the FDIC assigns an institution to one of four risk categories with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category to 0.775% of deposits for an institution in the lowest category. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Finally, on November 12, 2009, the FDIC adopted a new rule requiring all institutions, with limited exceptions, to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Baylake Bank was required to prepay approximately $6.7 million in premiums in December 2009, although such premiums were not taken as a charge against operations until the period for which they applied. If a prepayment balance still remains after the 2012 fourth quarter assessment is paid in March 2013, it will be refunded in the second quarter of 2013.

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

          The FDIC has authority to increase deposit insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future. In addition, under the Federal Deposit Insurance Act (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

          Transactions with Affiliates

          Federal law limits the Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank, including us and our other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the Bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the Bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

          The Sarbanes-Oxley Act of 2002 generally prohibits us from lending money to our executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to non-insiders and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

          Community Reinvestment Act

          Under the Community Reinvestment Act (“CRA”) and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the Bank. The CRA requires the boards of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated and comprises the eight counties within the geographic area of Central and Northeast Wisconsin. The Bank’s board of directors is required to review the appropriateness of this delineation at least annually.

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

          As of December 31, 2012, we and the Bank exceeded the guidelines contained in the applicable regulations, policies and directive pertaining to capital adequacy to be classified as “well-capitalized.”

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

          Anti-money Laundering

          The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broad anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

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

Employees

At December 31, 2012, we had 274 total employees, 236 of which were full-time, company-wide. We consider our relationship with our employees to be good. At December 31, 2011, we had 310 total employees, 266 of which were full-time. The primary reason for the reduction in 2012 was due to the sale of four of our Waupaca County branch offices in September 2012.

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

Risk Factors

An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, this Form 10-K, including the matters addressed under the caption “Forward Looking Statements” above, you should carefully consider the risks described below before deciding whether to invest in our common stock. If any of the events highlighted in the following risks actually occurs, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be important to you, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Lending and Credit Activities

We are subject to lending concentration risks.

As of December 31, 2012, approximately 74.2% of our loan portfolio consisted of commercial and industrial, real estate construction and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Bank’s loan portfolio contains a number of larger commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

From December 2007 to June 2009 the United States economy experienced the worst economic downturn since the Great Depression. This period was marked by reduced business activity across a wide range of industries and regions as well as significant increases in unemployment. Many businesses experienced serious financial difficulties due to the lack of consumer spending and liquidity in the credit markets. In addition, unemployment increased significantly and continues at elevated levels. The financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the resulting impact on sub-prime mortgages but spread to all mortgage and real estate asset classes, and to equity securities as well.

Although the economy has been in the recovery phase since 2009, the recovery is weak and there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, any decline in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce our net income and profitability.

During the severe recession that lasted from 2007 to 2009, softened residential housing markets, increased delinquency and default rates, and volatile and constrained secondary credit markets negatively impacted the mortgage industry. Our financial results were adversely affected by these changes in real estate values, primarily in Northeastern Wisconsin. Decreases in real estate values adversely affected the value of property used as collateral for loans as well as investments in our portfolio. Continued slow growth in the economy since 2009 has resulted in decreased demand for commercial real estate loans, which has negatively impacted our net income and profits.

Real estate values and the demand for commercial real estate loans have not fully recovered from the recent recession. There can be no assurance that the economy will not enter into another recession, whether in the near term or long term. Significant declines in real estate values in Northeastern Wisconsin coupled with the impact of any future possible economic downturns and high unemployment levels, could drive losses beyond the levels provided for in our allowance for loan losses, in which case our future earnings would be adversely affected.

Additional declines in real estate values and home sales within Northeastern Wisconsin, and financial stress on borrowers as a result of job losses, or other factors, could have further adverse effects on borrowers that might result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations.

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

We invest in mortgage-backed securities that evidence interests in, or are secured by, a single mortgage loan or a pool of mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities’ market as a whole. In addition, mortgage-backed securities are subject to the credit risk associated with performance of the underlying mortgage properties. Mortgage-backed securities are issued by investment banks, not financial institutions, and while the loans that are pooled to create the security carry government agency guarantees, the securities themselves are not insured or guaranteed by the United States government. Finally, mortgage-backed securities are also subject to geographic risk when the mortgages underlying the securities are concentrated in one or more geographic areas. This risk is managed by monitoring the geographic dispersion of the underlying loans in each security. As of December 31, 2012, the highest concentration of loans secured by 1-4 family homes issued in any state was issued in California and those loans represented approximately 23.1% of the total amount invested in mortgage-backed securities.

Although we generally invest in mortgage-backed securities collateralized by residential loans, the value of such securities can be negatively impacted by any dislocation in the mortgage-backed securities market in general. During the recent economic downturn, the mortgage-backed securities market suffered from a severe dislocation created by mortgage pools that included sub-prime mortgages secured by residential real estate.

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

The upheaval in the financial markets during the recent recession has adversely impacted investor demand for all classes of securities and has resulted in volatility in the fair values of our investment securities. Significant prolonged reduction in investor demand could result in lower fair values for these securities and may result in recognition of an other-than-temporary impairment charge, which would have a direct adverse impact on our consolidated results of operations. In assessing whether any impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2012, net deferred tax assets are approximately $6.4 million. If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

The overall economic environment evident during 2012 remains challenging for many households and businesses in Northeast Wisconsin and the business environment of the markets in which we operate have been adversely affected In our market area, especially in Door County, a significant percentage of our customer base is in the tourism industry, particularly lodging and restaurants and many other of our customers depend indirectly on the tourism industry. With this concentration in a single industry, any downturn, deterioration of the economy or other issues affecting local tourism could reduce the demand for our services, increase problem loans and thus disproportionately have a materially adverse effect on our financial condition and results of operations.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. This law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements of the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations, which were to be adopted within 18 months of the date the Dodd-Frank Act became effective, but have yet to be finalized. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.

Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on us. For example, effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibition on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. As a result, some financial institutions have commenced offering interest on such demand deposits to compete for customers. We do not yet know what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts and Interest on Lawyers Trust Accounts (“IOLTA”) accounts had unlimited deposit insurance through December 31, 2012. Effective January 1, 2013, however, unlimited deposit insurance on such noninterest bearing transaction accounts and IOLTA accounts expired and those accounts are now subject to the same $250,000 per depositor insurance limitation as all of our other deposit accounts.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with this relatively new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

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

Technology and other changes are allowing customers to complete financial transactions using non-banks that historically have involved banks at one or both ends of the transaction. For example, customers can now pay bills and transfer funds directly without going through a bank. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits.

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

As part of our financial and data processing products and services, we collect, process and retain sensitive and confidential client and customer information. Despite the security measures we have in place, our facilities and systems, and those of third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and/or harm our business.

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

We rely on dividends from the Bank for most of our revenues.

We are a separate and distinct legal entity from our subsidiaries. Historically, we have received substantially all of our revenue in the form of dividends from the Bank. Federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, a holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us when needed, we may not be able to service our debt or pay our obligations, including dividends on the Trust Preferred Stock and Convertible Promissory Notes. Any inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and/or results of operations.

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

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital. In addition, under the terms of our junior subordinated debentures, we would be precluded from paying dividends on our common stock if we were in default under the debentures, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. No cash dividends were declared during 2011. In January 2012, our Board of Directors announced that it would be resuming the payment of dividends. There can be no assurance that we will be able to continue paying dividends to our shareholders and if we do, in what amounts. Total dividends declared and paid in 2012 were $0.08 per share.

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

During 2009 and 2010, we issued $9.45 million of our 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes are senior to our junior subordinated debentures issued in connection with trust preferred securities, as well as shares of our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our Convertible Notes must be satisfied before any distributions can be made to the holders of our common stock or junior subordinated debentures. As of December 31, 2012, $9.40 million remains outstanding under the Convertible Notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters and twenty-two other branches. The main office is located in Sturgeon Bay, Wisconsin and the branches are distributed by county as follows: seven in Brown County, seven in Door County, one in Green Lake County, four in Kewaunee County, one in Manitowoc County, one in Outagamie County and one in Waushara County. In September 2012, we sold four branches located in Waupaca County.

The main office building located in Sturgeon Bay serves as our corporate headquarters and main banking office. The main office also accommodates our non-bank business, our brokerage service. The twenty-two branches owned by the Bank are in good condition and considered adequate for present and near term requirements. In addition, the Bank owns other real property that we do not consider in the aggregate to be material to our consolidated financial position. All of such other real property is reserved for future expansion and is located in the following Wisconsin municipalities: Berlin, Neenah, and Oshkosh.

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

	Calendar Period	High	Low	Cash Dividends per share
2012	4th Quarter	$7.95	$7.50	$0.04
	3rd Quarter	$8.00	$6.50	$0.02
	2nd Quarter	$6.75	$6.00	$0.01
	1st Quarter	$6.65	$4.15	$0.01

2011	4th Quarter	$4.47	$3.55	$—
	3rd Quarter	$4.50	$3.60	$—
	2nd Quarter	$4.65	$4.10	$—
	1st Quarter	$4.50	$4.00	$—

We had approximately 1,700 shareholders of record at February 25, 2013. The number of shareholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers the earnings, capital and debt servicing requirements, financial ratio guidelines and restrictions issued by the FRB and other banking regulators, our financial condition, and other relevant factors.

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital, as discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation-Capital Resources. In addition, under the terms of our junior subordinated debentures due 2036, we would be precluded from paying dividends on our common stock if we were in default under the debentures, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred.

Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. No cash dividends were declared during 2011. In January 2012, our Board of Directors announced the declaration of a quarterly dividend of $0.01 per share, payable on February 10, 2012. Additional quarterly dividends of $0.01, $0.02, and $0.04 were declared in 2012. Nonetheless, there is no assurance that we will be able to continue to declare quarterly dividends going forward and, even if we do, in what amounts. We maintain a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of our common stock in lieu of receiving cash dividends. Such shares may be newly issued or acquired by us in the open market. New shares issued under this plan are limited to one million over the life of the plan.

In 2009 and 2010, we completed closings for a private placement of 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”). The Convertible Notes were offered and sold primarily to “accredited investors” as defined in the Securities Act of 1933 and up to 35 non-accredited investors in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 thereunder. At the closings, we issued in aggregate $9.45 million of Convertible Notes. The proceeds of this financing were contributed, in part, as additional capital to the Bank and otherwise used for general corporate purposes. As of December 31, 2012, $9.40 million of the Convertible Notes remain outstanding.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1 and October 1 of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, we may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Convertible Notes. In the fourth quarter of 2012, debentures in the amount of $50,000 were converted to 10,000 shares of common stock at the investor’s option.

We did not sell any securities without registration during the fourth quarter of 2012.

We did not repurchase any shares of our common stock during the fourth quarter of 2012.

Performance Graph

The following graph shows the cumulative stockholder return on our common stock over the last five fiscal years compared to the returns of Standard & Poors 500 Stock Index and the NASDAQ Bank Index, prepared for NASDAQ by the Center for Research in Securities Prices at the University of Chicago.

          Baylake Corp.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Baylake Corp.	100.00	48.31	27.05	39.61	40.58	74.28
NASDAQ Bank	100.00	78.46	65.67	74.97	67.10	79.64
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59

ITEM 6. SELECTED FINANCIAL DATA

BAYLAKE CORP.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31, (dollars in thousands, except per share data)
	2012	2011	2010	2009	2008

Results of operations:
Interest and dividend income	$39,186	$42,122	$45,050	$47,468	$57,276
Interest expense	6,755	9,582	12,825	18,259	28,227
Net interest income before provision for loan losses	32,431	32,540	32,225	29,209	29,049
Provision for loan losses	5,425	5,050	7,350	6,500	17,961
Net interest income after provision for loan losses	27,006	27,490	24,875	22,709	11,088
Noninterest income	13,823	10,020	8,955	12,485	9,257
Noninterest expense	31,704	31,627	33,609	29,978	38,022
Income (loss) before provision (benefit) for income taxes	9,125	5,883	221	5,216	(17,677)
Income tax provision (benefit)	1,483	1,407	(916)	887	(7,860)

Net income (loss)	$7,642	$4,476	$1,137	$4,329	$(9,817)
Per Share Data: (1)
Net income (loss) per share (basic)(1)	$0.96	$0.57	$0.14	$0.55	$(1.24)
Net income (loss) per share (diluted)(1)	0.84	0.57	0.14	0.55	(1.24)
Cash dividends per common share	0.08	—	—	—	—
Book value per share at end of year	11.73	10.67	9.74	9.43	8.72

Selected Financial Condition Data (at December 31):
Total assets	$1,023,971	$1,086,929	$1,052,453	$1,044,457	$1,062,913
Securities	242,019	284,331	266,760	204,834	225,417
Gross loans	595,533	631,015	629,891	651,894	728,722
Total deposits	806,015	865,187	852,566	831,629	849,758
Short-term borrowings (2)	51,568	47,566	19,236	21,122	30,174
Other borrowings (3)	40,000	55,000	70,000	85,000	85,095
Subordinated debentures	16,100	16,100	16,100	16,100	16,100
Convertible promissory notes	9,400	9,450	9,450	5,350	—
Total stockholders’ equity	93,144	84,401	77,067	74,598	68,954

Performance Ratios:
Return on average assets	0.74%	0.43%	0.11%	0.41%	(0.91)%
Return on average total stockholders’ equity	8.60	5.53	1.45	6.01	(12.35)
Dividend payout ratio	8.31	—	—	—	—
Net interest margin (4)	3.53	3.55	3.55	3.18	3.11
Net interest spread (4)	3.43	3.44	3.44	3.04	2.89
Noninterest income to average assets	1.33	0.96	0.86	1.19	0.86
Noninterest expense to average assets	3.05	3.04	3.23	2.86	3.53
Net overhead ratio (5)	1.72	2.08	2.37	1.67	2.67
Average loan-to-average deposit ratio	74.29	74.87	77.39	83.34	87.18
Average interest-earning assets to average interest-bearing liabilities	114.58	110.70	107.75	107.07	107.41
Efficiency ratio (6)	72.52	73.60	82.11	77.46	97.54

Asset Quality Ratios: (7)
Nonperforming loans to total loans	2.42%	3.09%	2.59%	4.38%	6.04%
Allowance for loan losses to:
Gross loans	1.54	1.68	1.81	1.47	1.86
Nonperforming loans	63.43	54.32	69.71	33.51	30.78
Net charge-offs to average loans	1.11	0.94	0.85	1.50	2.18
Nonperforming assets to total assets	2.43	2.92	3.08	4.18	4.82

	Year Ended December 31, (dollars in thousands, except per share data)
	2012	2011	2010	2009	2008

Capital Ratios: (8)
Stockholders’ equity to assets	9.10%	7.77%	7.32%	7.14%	6.49%
Tier 1 risk-based capital	13.34	11.03	10.25	10.22	8.47
Total risk-based capital	15.96	13.54	12.76	12.18	9.72
Leverage ratio	9.41	7.93	7.41	7.60	6.68

(1)

Basic earnings per share are based on the weighted average number of shares outstanding for the period. Diluted earnings per share are based in the weighted average number of shares outstanding during the period as well as common stock equivalents.

(2)	Consists of federal funds purchased and repurchase agreements.

(3)	Consists of Federal Home Loan Bank term notes.

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

(6)

Efficiency ratio represents noninterest expense divided by the sum of tax equivalent interest income and noninterest income, excluding net investment security gains, net gains on sale of fixed assets and land held for sale, and net gains on sale of branches.

(7)

Nonperforming loans consist of nonaccrual loans, loans 90 days or more past due, but still accruing interest and restructured loans on nonaccrual. Nonperforming assets include nonperforming loans and foreclosed assets.

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

There are many factors affecting the ALL, some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional PFLLs may be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

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

Provision for Impairment of Standby Letters of Credit: The provision for impairment on standby letters of credit represents management’s estimate of probable incurred losses with respect to off-balance sheet standby letters of credit which are used to support our customers’ business arrangements with an unrelated third party. In the event of impairment, a provision for impairment of standby letters of credit is charged to operations based on management’s periodic evaluation of the factors affecting the standby letters of credit. There was no impairment recorded in 2012. See the Noninterest Expense discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section for further information.

Income Tax Accounting: The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the net deferred income tax asset on our December 31, 2012 consolidated balance sheet is recoverable, and the income tax liabilities are adequate and fairly stated in the consolidated financial statements. See Note 16-”Income Taxes” to our consolidated financial statements for further information.

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

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by the Provision for Loan Losses (“PFLL”), operating expenses, income taxes and noninterest income. Economic conditions, competition and the monetary and fiscal policies of the federal government in general significantly affect financial institutions, including us. Lending activities are also influenced by regional and local economic factors, including specifically the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in our market area.

Our regulatory capital ratios and those of the Bank are in excess of the levels established by regulatory agencies for “well capitalized” financial institutions.

Performance Summary

The following is a brief summary of some of the factors that affected our operating results in 2012. See the remainder of this section for a more thorough discussion.

We reported net income of $7.6 million for the year ended December 31, 2012, an increase of $3.1 million compared to net income of $4.5 million in 2011. Basic and diluted earnings per share were $0.96 and $0.84, respectively, for 2012. Both basic and diluted earnings per share were $0.57 for 2011. Return on average assets for the year ended December 31, 2012 was 0.74% compared to 0.43% for the year ended December 31, 2011. The return on average equity was 8.60% for 2012 compared to 5.53% for 2011. Cash dividends of $0.08 per share were declared in 2012. No cash dividends were declared in 2011.

Key factors behind these results were:

▪	Net interest income was $32.4 million in 2012 compared to $32.5 million in 2011.

▪

Tax-equivalent net interest income was $33.5 million for 2012, a decrease of $0.1 million or 0.3% from $33.6 million for 2011. Tax-equivalent interest income decreased $2.9 million, while interest expense decreased $2.8 million.

▪	The net interest margin for 2012 was 3.53% compared to 3.55% for 2011.

▪

Loan charge-offs increased from a year ago. Net loan charge-offs were $6.9 million in 2012, an increase of $1.0 million compared to $5.9 million for 2011. Net loan charge-offs for commercial real estate loans represented $4.5 million of the $6.9 million total in 2012. Net loan charge-offs represented 1.1% of average loans in 2012 compared to 0.94% in 2011. The PFLL increased to $5.4 million for 2012 compared to $5.1 million for 2011.

▪

Noninterest income was $13.8 million for 2012, an increase of $3.8 million or 38.0% from 2011 resulting from a $0.9 million increase in net gains from sales of loans, a $1.5 million increase in gains from sale of securities, a $0.8 million increase on net gain from sale of branches, and a $0.6 million gain from the sale of premises and equipment, including held for sale.

▪

Noninterest expense was $31.7 million for 2012, an increase of $0.1 million or 0.2% over 2011. This was primarily the result of a $1.7 million increase in the operation of foreclosed properties. The increase was partially offset by a $1.0 million decrease in FDIC insurance expense.

▪

Provision for income taxes resulted in tax expense of $1.5 million for 2012 versus a tax expense of $1.4 million for 2011. This was due to an increase of $3.2 million in taxable income. The previous write-off of a deferred tax asset of $0.7 million was reversed, reducing current year tax expense and increasing net earnings.

▪

In September 2012, we sold four branches located in the central part of Wisconsin. Included in the sale was $65.2 million of deposit balances, $36.8 million of loan balances, $1.2 million of repurchase agreement balances, and $2.0 million of fixed assets. A net gain of $0.8 million was recognized from the sale.

STATEMENT OF OPERATIONS ANALYSIS

Table 1: Average Balances and Interest Rates (interest and rates on a tax-equivalent basis)

	Year ended December 31, (dollars in thousands)
	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:

Interest-Earning Assets
Loans, net [1,2]	$623,685	$31,412	5.04%	$629,759	$33,668	5.35%	$642,312	$35,962	5.60%
U.S. Treasuries	—	—	—	—	—	—	493	—	—
U.S. government sponsored agencies	189,254	4,845	2.56	180,664	5,302	2.93	170,524	5,858	3.44
State and municipal obligations[1]	58,559	2,810	4.80	54,731	2,826	5.16	49,185	2,704	5.50
Other securities	21,413	1,045	4.88	25,979	1,247	4.80	27,319	1,475	5.40
Federal funds sold	3,342	8	0.25	2,009	5	0.25	1,692	4	0.24
Other money market instruments	51,391	123	0.24	52,955	131	0.25	46,917	112	0.24
Total earning assets	947,644	40,243	4.25%	946,097	43,179	4.56%	938,442	46,115	4.91%
Noninterest-earning assets	91,214			94,858			103,640
Total assets	$1,038,858			$1,040,955			$1,042,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities
NOW accounts	$139,011	$212	0.15%	$131,509	$366	0.28%	$154,035	$542	0.35%
Savings accounts	314,336	656	0.21	291,133	1,420	0.49	248,903	1,682	0.68
Time deposits>$100M	108,969	1,699	1.56	136,685	2,483	1.82	133,894	3,257	2.43
Time deposits<$100M	162,389	1,902	1.17	185,415	2,889	1.56	209,212	4,187	2.00
Total interest-bearing deposits	724,705	4,469	0.62	744,742	7,158	0.96	746,044	9,668	1.30
Federal funds purchased	26	—	—	—	—	—	13	—	—
Repurchase agreements	27,578	61	0.22	26,013	79	0.30	24,614	95	0.39
FHLB advances	49,221	949	1.93	58,356	1,093	1.87	75,877	1,926	2.54
Subordinated debentures	16,100	297	1.85	16,100	272	1.69	16,100	276	1.71
Convertible promissory notes	9,440	979	10.37	9,450	980	10.37	8,263	860	10.41
Total interest-bearing liabilities	827,070	6,755	0.82%	854,661	9,582	1.12%	870,911	12,825	1.47%
Demand deposits	114,787			96,386			83,898
Accrued expenses and other liabilities	8,191			9,022			8,884
Stockholders’ equity	88,810			80,886			78,389
Total liabilities and stockholders’ equity	$1,038,858			$1,040,955			$1,042,082
Net interest income and rate spread[3]		$33,488	3.43%		$33,597	3.44%		$33,290	3.44%
Net interest margin[4]			3.53%			3.55%			3.55%

1	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2	The average loan balances and rates include nonaccrual loans.

3

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

4	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

Table 2: Rate/Volume Analysis (1)

	2012 compared to 2011 Increase (Decrease) due to			2011 compared to 2010 Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest income:
Loans (2)	$(437)	$(1,819)	$(2,256)	$(746)	$(1,548)	$(2,294)
U.S. government-sponsored agencies	243	(700)	(457)	334	(890)	(556)
State and municipal obligations (2)	192	(208)	(16)	127	(5)	122
Other securities	(223)	21	(202)	(70)	(158)	(228)
Federal funds sold	3	—	3	1	—	1
Other money market instruments	(4)	(4)	(8)	16	3	19
Total interest-earning assets	(226)	(2,710)	(2,936)	(338)	(2,598)	(2,936)
Interest expense:
NOW accounts	20	(174)	(154)	(72)	(104)	(176)
Savings accounts	105	(869)	(764)	255	(517)	(262)
Time deposits	(790)	(981)	(1,771)	(373)	(1,700)	(2,073)
Repurchase agreements	5	(23)	(18)	5	(21)	(16)
FHLB advances	(175)	31	(144)	(390)	(442)	(832)
Subordinated debentures	—	25	25	—	(4)	(4)
Convertible promissory notes	(1)	—	(1)	120	—	120
Total interest-bearing liabilities	(836)	(1,991)	(2,827)	(455)	(2,788)	(3,243)
Net interest income	$610	$(719)	$(109)	$117	$190	$307

(1)	The change in interest due to both rate and volume has been allocated proportionally to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2012 compared to 2011

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

Interest rate spread and net interest margin are used to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on interest-earning assets and the rate paid for interest-bearing liabilities that fund those assets. Net interest margin is expressed as the percentage of net interest income to average interest-earning assets. Net interest margin exceeds interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally demand deposits and stockholders’ equity, also support interest-earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and securities is computed on a tax-equivalent basis. The narrative below discusses net interest income, interest rate spread and net interest margin on a tax-equivalent basis.

Table 1 above provides average balances of interest-earning assets and interest-bearing liabilities, tax-equivalent interest income and expense, and the corresponding interest rates earned, as well as net interest income, interest spread, and net interest margin on a tax-equivalent basis for the years ended December 31, 2012, 2011 and 2010. Results for 2012 were impacted by the sale of four branches in September. Included in the sale was $65.2 million of deposit balances, $36.8 million of loan balances, and $1.2 million of repurchase agreement balances.

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $32.4 million for 2012, compared to $32.5 million for 2011. Net interest income in both 2012 and 2011 was negatively impacted by the level of nonperforming loans for which interest income is not recognized, but improvement was noted. Nonperforming loans decreased $5.1 million from the end of 2011 to the end of 2012. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.1 million for 2012 and 2011 resulted in a tax-equivalent net interest income of $33.5 million and $33.6 million, respectively. The net interest margin for 2012 was 3.53% compared to 3.55% in 2011 and the interest rate spread for 2012 was 3.43% compared to 3.44% in 2011. The return on interest-earning assets declined 31 bp while the cost of interest-bearing liabilities declined 30 bp in 2012.

During 2012, we continued to position the balance sheet to be asset sensitive (which means that assets will re-price faster than liabilities); thus, future rate increases will impact net interest income positively. We expect that in a gradually increasing rate environment, our statement of operations would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of interest rate increases could affect that trend.

As shown in the rate/volume analysis in Table 2 above, volume changes resulted in a $0.7 million increase to tax-equivalent net interest income in 2012. The changes in the composition of earning assets resulted in a $0.2 million decrease to tax equivalent interest income in 2012 offset by a $0.9 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $2.7 million but were partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $1.9 million, for a net decrease in net interest income of $0.8 million due to changes in interest rates.

For 2012, the yield on earning assets declined to 4.25% from 4.56% in 2011, which was the combined effect of a decrease of 31 bps in the loan yield, a 36 bp decline in the yield on tax-exempt securities, a 1 bp decrease in the yield on money market instruments, and a 37 bp decline in yields on U.S. government sponsored agencies. The average loan yield was 5.04% in 2012 and 5.35% in 2011. Loan yields declined due to lower yields received on new loan originations.

For 2012, the cost of interest-bearing liabilities decreased by 30 bps from 1.12% in 2011, to 0.82%. The combined average cost of interest-bearing deposits was 0.62%, down 34 bps from 2011, primarily resulting from the continued low short-term interest rate environment during 2012. Also contributing to the decrease was the cost of wholesale funding, comprising repurchase agreements (down 8 bps to 0.22%). Partially offsetting the decrease were increases in costs of FHLB advances (up 6 bps to 1.93%) and subordinated debentures (up 16 bps to 1.85%). Convertible promissory notes remained constant at 10.37%. During 2012, $15.0 million of FHLB borrowings with a weighted average rate of 1.63% matured and were paid off, thus resulting in an increase in cost of FHLB advances for the year as the remaining advances outstanding carried higher rates.

Average earning assets were $947.6 million in 2012, compared to $946.1 million in 2011. Average loans outstanding declined 1.0% to $623.7 million in 2012 from $629.8 million in 2011. Average loans to average total assets decreased to 60.0% in 2012 from 60.5% in 2011. For 2012, tax-equivalent interest income on loans decreased $2.3 million, of which $0.4 million related to the decline in average outstanding balances and $1.9 million was due to the lower loan yields. Average balances of securities and short-term investments increased $7.6 million in 2012 versus 2011. Tax-equivalent interest income on securities and short-term investments increased $0.2 million from volume changes, and decreased $0.9 million from the impact of the rate environment, for a net decrease of $0.7 million in tax-equivalent interest income on securities in our investment portfolio.

Average interest-bearing liabilities decreased $27.6 million in 2012 from 2011 levels, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less noninterest earning assets) increased $25.5 million during the same period. The increase in net free funds is primarily attributable to an increase in demand deposits. Average demand deposits increased by $18.4 million, or 19.1%. Average interest-bearing deposits declined $20.0 million, or 2.7% during 2012 to $724.7 million. This decline resulted from a decrease in time deposits offset by increases in savings deposits and interest-bearing demand deposits. Interest expense on interest-bearing deposits decreased $0.7 million from the volume and mix changes and $2.0 million from impact of lower rate during 2012, resulting in an aggregate decrease of $2.7 million in interest expense on interest-bearing deposits for the year. Average wholesale-funding sources decreased by $7.6 million during 2012 primarily due to the reduction in FHLB borrowings. For 2012, interest expense on wholesale funding sources decreased by $0.1 million from 2011 due to declining interest rates and reductions in average outstanding balances.

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

Net loan charge-offs for the year ended December 31, 2012 were $6.9 million compared to net charge-offs of $5.9 million for 2011. Net charge-offs to average loans were 1.11% for 2012 compared to 0.94% in 2011. Although net charge-offs increased, nonperforming loans decreased by $5.1 million (26.2%), to $14.4 million at December 31, 2012, from $19.6 million at December 31, 2011, an indication of improvement in the quality of the loan portfolio. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans and Foreclosed Properties” sections below for more information related to nonperforming loans.

PFLL for the year ended December 31, 2012 was $5.4 million compared to $5.1 million for the same period in 2011. Our management believes that the ALL as of December 31, 2012 is adequate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We are continually monitoring nonperforming loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See “Risk Management and the Allowance for Loan Losses” in Item 7 below for more information related to nonperforming loans.

Noninterest Income

Table 3: Noninterest Income

	Non-interest Income Years Ended December 31,
	2012	2011	% Change
Fees from fiduciary services	$1,007	$919	$9.6%
Fees from loan servicing	598	709	(15.7)%
Service charges on deposit accounts	3,043	3,389	(10.2)%
Other fee income	682	710	(3.9)%
Financial services income	897	886	1.2%
Gains from sales of loans	2,386	1,479	61.3%
Gains from sale of branches	826	—	100.0%
Net change in valuation of MSR	(193)	(292)	33.9%
Net gains from sale of securities	2,188	651	236.1%
Net gain (loss) from sale of premise and equipment	582	(5)	11,740.0%
Increase in CSV	366	451	(18.9)%
Income in equity of UFS	675	815	(17.2)%
Other income	766	308	148.7%
Total Non-Interest Income	$13,823	$10,020	37.9%

Fees from fiduciary services, fees from loan servicing, gains from the sales of loans, gains from the sale of securities, income from our UFS subsidiary and service charges are the primary components of noninterest income. Total noninterest income for 2012 was $13.8 million, a $3.8 million or 38.0% increase from $10.0 million in 2011. This increase was due primarily to a $0.9 million increase in gains from the sale of loans, a $1.5 million increase in net gains from the sale of securities, a $0.8 million net gain on the sale of branches, and a $0.6 million increase in net gains on sale of premises and equipment, including premises and equipment held for sale. The noninterest income to average assets ratio was 1.33% for the year ended December 31, 2012 compared to 0.96% for the same period in 2011.

Gains of $2.2 million from the sale of securities in our investment portfolio were realized in 2012 compared to $0.7 million of such gains in 2011. These gains were available due to the low interest rate environment and the sales allowed us to reposition our investment portfolio to take advantage of increased credit related spreads and to provide additional cash for potential business opportunities that were considered. Our securities portfolio at December 31, 2012 has net unrealized gains of $8.7 million.

Gains on loans sold in the secondary market increased from $1.5 million in 2011 to $2.4 million in 2012, an increase of $0.9 million, or 61.3%. These gains were primarily from residential mortgage loans sold in the secondary market and are included in gains from sales of loans in noninterest income. The low interest rate environment continues to generate strong refinance business. This level of mortgage refinance business is not expected to recur in 2013. Also positively impacting the gain on sale of loans was an increase of $0.2 million in new mortgage servicing rights on loans sold in the secondary market with servicing rights retained.

Noninterest income in 2012 was further positively impacted by increases in fees from fiduciary services of $0.1 million, or 9.6%, from $0.9 million in 2011 to $1.0 million in 2012, a $0.6 million net gain on the sale of vacant land located adjacent to one of our branches in the Green Bay region, a $0.8 million net gain from the sale of four of our branches in central Wisconsin, and an increase of $0.2 million in life insurance death benefit.

Noninterest Expense

Table 4: Noninterest Expense

	Noninterest Expense Years Ended December 31,
	2012	2011	% Change
Salaries and employee benefits	$17,016	$17,182	(1.0)%
Occupancy	2,259	2,273	(0.6)%
Equipment	1,137	1,199	(5.2)%
Data processing and courier	904	842	7.4%
Operation of foreclosed properties	3,846	2,140	79.7%
Provision for impairment LOCs	—	68	(100.0)%
Business development and advertising	620	579	7.1%
Charitable contributions	49	48	2.1%
Stationary and supplies	516	525	(1.7)%
Director fees	401	381	5.2%
FDIC	1,396	2,431	(42.6)%
Legal and professional	546	775	(29.5)%
Loan and collection	519	771	(32.7)%
Other outside services	817	689	18.6%
Other operating	1,678	1,724	(2.7)%
Total non-interest expense	$31,704	$31,627	0.2%

Noninterest expense in 2012 increased to $31.7 million from $31.6 million in 2011, for an increase of $0.1 million (0.2%), primarily as a result of an increase in expenses related to the operation of foreclosed properties partially offset by a decrease in FDIC insurance expense.

Salaries and employee benefits expense is the largest component of noninterest expense, totaling $17.0 million in 2012, a decrease of $0.2 million or 1.0% from 2011. Commissioned salespersons, including financial advisors and mortgage originators, are paid a base salary plus commissions. Mortgage commission expense increased $0.1 million in 2012 due to increased mortgage refinancing activity and the related increased mortgage volumes. Financial advisor commissions were consistent with 2011 levels. The number of full-time equivalent employees decreased from 298 in 2011 to 266 in 2012 primarily due to the sale of four branches in Waupaca County. In 2012 our financial results met our targeted performance levels and management cash incentive bonuses of $0.4 million were earned. This is consistent with management cash incentive bonuses earned in 2011.

Also contributing to the change in salary and employee benefits were increased expenses related to the Bank’s Supplemental Executive Retirement Plan (“SERP Plan”), which is intended to provide deferred compensation in excess of that available under our other retirement programs to certain management and highly-compensated employees who have contributed and are expected to continue to contribute to our success. Costs associated with the SERP Plan were $0.2 million for 2012 compared to less than $0.1 million for 2011, due to an increase in the earnings on investment balances that were then passed through to participants. No Bank contributions were made in 2012 or 2011.

Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. Health insurance costs are expected to increase in 2013 due to increases in health insurance premiums. Benefit expense was up $0.2 million from 2011 due, in part, to an increase of $0.1 million in group health insurance costs. Also impacting the increase was a $0.1 million increase in incentive compensation costs. Total incentive compensation costs for 2012 were $0.8 million, which includes $0.2 million related to the Equity Incentive Plan. In April 2012 and March of 2011, grants of restricted stock units and stock options were made under the plan. 401K safe harbor contributions of $0.4 million were made in 2012 and 2011. There were no matching or end-of-year 401K contributions made in 2012 or 2011.

Net occupancy expense was unchanged at $2.3 million in 2012 when compared to 2011. Positively impacting net occupancy expense in 2012 was the sale of four branches in September 2012, which will reduce operating expenses as we will no longer be responsible for the costs of maintaining those branches.

Data processing and courier expense in 2012 was $0.9 million in 2012 compared to $0.8 million in 2011. Management estimates that data processing expense should show decreases in the future as a result of volume-related decreases in both the number of transactions and the number of loan/deposit accounts due to the sale of four branches in September 2012.

Income from foreclosed properties is netted against foreclosed property expenses in the determination of operation of foreclosed properties. Foreclosed properties reflected a net expense from the operation of such real estate of $3.8 million in 2012 compared to $2.1 million in 2011, an increase of $1.7 million, or 79.7%. Provision for valuation reductions of foreclosed properties were charged to 2012 operations in the amount of $3.3 million, reflecting a decline in perceived market values of properties obtained by us in collection efforts. This compared to a $1.7 million provision for such valuations in 2011. Significant efforts were made to further reduce the balances of our foreclosed properties, which resulted in additional write-downs of the carrying values of those properties to reflect updated property valuations. A net gain of $0.1 million was recognized on the sale of foreclosed properties in 2012 compared to a net gain of $0.2 million in 2011. Net operating expenses of foreclosed properties was $0.8 million in 2012 compared to $0.6 million in 2011.

The provision for impairment loss on letters of credit relates to a liability for our exposure on a specific standby letter of credit that supports secondary market financing on behalf of the borrower. There was no provision recorded in 2012 compared to $0.1 million in 2011. During the second quarter of 2012, collateral securing the impaired letter of credit was sold and the related valuation reserve was reduced to zero.

FDIC insurance premiums decreased to $1.4 million for 2012 from $2.4 million for the same period a year ago, a decrease of $1.0 million, or 42.6%. FDIC insurance premiums consist of two components: deposit insurance premiums and payments for servicing obligations of the Financing Corporation (“FICO”) that were issued in connection with the resolution of savings and loan associations. With the enactment in early 2006 of the Federal Deposit Insurance Reform Act of 2005, major changes were introduced in the calculation of FDIC deposit insurance premiums. Such changes were effective January 1, 2007 and included establishment by the FDIC of a target reserve ratio range for DIF of between 1.15% and 1.50%, as opposed to the prior fixed reserve ratio of 1.25%. The FDIC approved 1.25% as the target ratio. At the same time, the FDIC adopted a new risk-based system for assessment of deposit insurance premiums under which all such institutions are required to pay minimum annual premiums. The system categorizes institutions in one of four risk categories, depending on capitalization and supervisory rating criteria. The Bank’s assessment rate, like that of other financial institutions, is confidential and may not be directly disclosed, except to the extent required by law. Payments for the FICO portion will continue as long as FICO obligations remain outstanding. In February 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009 at 12 bps to 45 bps.

In addition, in response to losses incurred by the DIF in 2008 and early 2009, on May 22, 2009 the FDIC imposed a special assessment of 5 bps on each FDIC-insured depository institution’s total assets, minus Tier 1 capital (but not to exceed 10 bps of the institution’s domestic deposits calculated as of June 30, 2009). The special assessment to the Bank was $0.5 million.

On November 12, 2009, the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The FDIC Board also voted to adopt a uniform 3 bps increase in assessment rates effective on January 1, 2011. The bank was required to prepay approximately $6.7 million in premiums in December 2009, although such premiums were not taken as a charge against our operations until the period for which they applied. If a prepaid balance still remains after the payment of fourth quarter’s assessment in March 2013, it will be refunded by the FDIC in the second quarter of 2013.

Loan and collection expenses were $0.5 million in 2012 compared to $0.8 million in 2011. This is primarily related to costs on loans that are in the collection process that have not been transferred to foreclosed properties and includes costs incurred for property management fees, real estate taxes, insurance and operating expenses. We continue to outsource a portion of our legal services deemed appropriate in resolving nonperforming loans, as well as utilizing our internal legal staff. These external legal costs totaled $0.2 million in 2012 compared to $0.1 million in 2011. In 2013, loan and collection costs are expected to decline as the volume of nonperforming loans declines further.

Costs related to other outside services totaled $0.8 million in 2012, $0.1 million more than in 2011. The primary reason for the increase of $0.1 million was due to increased outsourcing expenses related to various activities, including trust processing services and executive compensation consulting.

Provision for Income Taxes

Income tax expense totaled $1.5 million in 2012 on pre-tax income of $9.1 million (for an effective tax rate of 16.3%), compared to income tax expense of $1.4 million in 2011 on pre-tax income of $5.9 million (for an effective tax rate of 23.9%). The lower effective tax rate in 2012 compared to 2011 reflected a tax valuation reserve reversal of $0.7 million related to deferred tax assets.

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

Off-Balance Sheet Arrangements

We do not use interest rate contracts (e.g. swaps), forward loan sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of December 31, 2012 and 2011 in the amount of $245.9 million and $237.3 million, respectively. These are further explained in Note 14 of the Notes to Consolidated Financial Statements.

2011 compared to 2010

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

As shown in the rate/volume analysis in Table 2 above, volume changes resulted in a $0.1 million increase to tax-equivalent net interest income in 2011. The changes in the composition of earning assets resulted in a $0.3 million decrease to tax equivalent interest income in 2011 offset by a $0.4 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $2.6 million but were more than offset by rate changes on interest-bearing liabilities that decreased interest expense by $2.8 million, for a net increase of $0.2 million in net interest income due to changes in interest rates.

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

For 2011, the cost of interest-bearing liabilities decreased by 35 bps from 1.47% in 2010, to 1.12%, resulting, in part, from a continuing decrease in interest rates, generally, in 2011. The combined average cost of interest-bearing deposits was 0.96%, down 34 bps from 2010, primarily resulting from the continued low short-term interest rate environment during 2011. Also contributing to the decrease was the cost of wholesale funding, comprising repurchase agreements (down 9 bps to 0.30%); FHLB advances (down 67 bps to 1.87%), subordinated debentures (down 2 bps to 1.69%), and convertible promissory notes (down 4 bps to 10.37%). All of these items, other than the convertible promissory notes, were impacted favorably by the low interest rate environment for wholesale funding costs during the year. During 2011, $15.0 million of FHLB borrowings with a weighted average rate of 1.77% matured and were not renewed.

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

Noninterest Income

Fees for fiduciary services, fees from loan servicing, gains from the sales of loans, gains from the sale of securities, income from our UFS subsidiary and service charges are the primary components of noninterest income. Total noninterest income for 2011 was $10.0 million, a $1.0 million or 11.9% increase from $9.0 million in 2010. This increase was due primarily to a $1.6 million increase in gains from the sale of loans. The noninterest income to average assets ratio was 0.96% for the year ended December 31, 2011 compared to 0.86% for the same period in 2010.

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

Gains from the sale of securities in our investment portfolio of $0.7 million were realized in 2011 compared to $1.4 million in 2010. These gains were available due to the low interest rate environment and the sales allowed us to reposition our investment portfolio to take advantage of increased credit-related spreads. Our security portfolio at December 31, 2011 has net unrealized gains of $6.2 million.

Gains on residential mortgage loans sold in the secondary market decreased from $1.4 million in 2010 to $1.3 million in 2011, a decrease of $0.1 million, or 7.4%. This is included in gains (losses) from sales of loans in noninterest income. The low interest rate environment continues to generate strong refinance business. Also positively impacting the gain on sale in 2011 was an increase of $0.2 million in new mortgage servicing rights on loans sold in the secondary market with servicing rights retained.

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

Also contributing to the change in salary and employee benefits were lower expenses related to the Bank’s SERP Plan, which is intended to provide deferred compensation in excess of that available under our other retirement programs to certain management and highly-compensated employees who have contributed and are expected to continue to contribute to our success. Costs associated with the Plan were less than $0.1 million for 2011 compared to $0.2 million for 2010, due to a decrease in the earnings on investment balances. No Bank contributions to the Plan were made in 2011 and 2010.

Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. Benefit expense was up $0.6 million from 2010 due, in part, to an increase of $0.1 million in group health insurance costs. Also impacting the increase was a $0.5 million increase in incentive compensation costs. Total incentive compensation costs for 2011 were $0.6 million, which includes $0.1 million related to the equity incentive plan. In March of 2011, grants of restricted stock units and stock options were made under that plan. 401K safe harbor contributions of $0.4 million were made in 2011 and 2010. There were no matching or end-of-year 401K contributions made in 2011.

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

Income from foreclosed properties is netted against foreclosed property expenses in the determination of operations of other real estate. Foreclosed properties reflected a net expense from the operation of such real estate of $2.1 million in 2011 compared to $2.7 million in 2010, a decrease of $0.6 million, or 22.2%. Provision for valuation reductions of foreclosed properties were charged to 2011 operations in the amount of $1.7 million, reflecting a decline in perceived market values of properties obtained by us in collection efforts. This compared to a $2.1 million provision for such valuations in 2010. A net gain of $0.2 million was recognized on the sale of foreclosed properties in 2011 compared to a net gain of less than $0.1 million in 2010. Net operating expenses of foreclosed properties were $0.6 million in 2011 and 2010.

The provision for impairment loss on letters of credit relates to a liability for our exposure on a specific standby letter of credit that supports secondary market financing on behalf of the borrower. In the fourth quarter of 2011, a provision of $0.1 million was recorded compared to $0.8 million in 2010. Collateral primarily consisted of one property that we actively attempted to dispose. An additional property securing the letter of credit was transferred to foreclosed properties in the third quarter of 2011. The funds related to the value of the property were included in our liabilities at December 31, 2011, and had not been paid to the bondholder. If a further decline in collateral values occurs, we may need to provide additional reserves with respect to this off-balance sheet commitment. In January 2010, a $3.0 million payment was made to the bondholder to reduce our exposure on the letter of credit. A majority of this exposure had been incurred and reflected in our operating results in years prior to 2010.

FDIC insurance premiums decreased to $2.4 million for 2011 from $2.7 million for the same period in 2010 largely as a result of changes by the FDIC in its assessment base discussed earlier.

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

On November 12, 2009, the FDIC adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The FDIC Board also voted to adopt a uniform 3 bps increase in assessment rates effective on January 1, 2011. The Bank was required to prepay approximately $6.7 million in premiums in December 2009, although such premiums were not and will not be taken as a charge against our operations until the period for which they apply.

Loan and collection expenses were $0.8 million in 2011 and 2010. This primarily related to costs on loans that were in the collection process that have not been transferred to foreclosed properties and includes costs incurred for property management fees, real estate taxes, insurance and operating expenses. We continue to outsource a portion of our legal services deemed appropriate in resolving nonperforming loans, as well as utilizing our internal legal staff. These external legal costs totaled $0.1 million in 2011 compared to $0.2 million in 2010.

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

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding decreased from $631.0 million at December 31, 2011 to $595.5 million at December 31, 2012, a 5.6% decrease year over year. This follows a 0.2% increase between December 31, 2010 and December 31, 2011.

Table 5 summarizes the composition (mix) of the loan portfolio at December 31 for the most recent five fiscal years:

Table 5: Loan Composition

	As of December 31, (dollars in thousands)
	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Amount of loans by type

Real estate-mortgage
Commercial	$291,992	49.0%	$317,198	50.3%	$344,263	54.7%	$353,110	54.2%	$381,765	52.4%
1-4 Family residential	127,315	21.4	143,456	22.7	129,449	20.6	124,830	19.2	134,436	18.4
Construction	40,901	6.9	53,606	8.5	55,467	8.8	62,827	9.6	69,838	9.6
Commercial, financial and agricultural	108,890	18.3	91,750	14.6	73,928	11.7	83,674	12.8	110,432	15.2

Consumer installment	7,882	1.3	8,809	1.4	10,225	1.6	11,804	1.8	12,876	1.8
Municipal loans	18,970	3.2	16,577	2.6	16,892	2.7	16,009	2.5	19,858	2.7
Less: deferred fees, net of costs	(417)	(0.1)	(381)	(0.1)	(333)	(0.1)	(360)	(0.1)	(483)	(0.1)
Total loans (net of unearned income)	$595,533	100.0%	$631,015	100.0%	$629,891	100.0%	$651,894	100.0%	$728,722	100.0%

Commercial real estate loans secured by farmland, multifamily property, and nonfarm/non-residential real estate property totaled $292.0 million at year-end 2012 comprising 49.0% of the loan portfolio. Loans of this type are mainly for business property, multifamily property and community purpose property. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on our borrowers’ operations. Many times, we will take additional real estate collateral to further secure the overall lending relationship. A decline in the tourism industry, or other economic effects, such as increased interest rates affecting demand for real estate, could affect both our lending opportunities in this area and the value of our collateral for these loans.

Commercial, financial and agricultural loans not secured by real estate totaled $108.9 million at year-end 2012, an increase of $17.1 million or 18.7% since year-end 2011 due to increased loan originations, primarily purchased loan participations with other financial institutions and in the syndicated loan market. This category of loans has been an area of emphasis as we attempt to attain loan growth and look to further reduce our exposure in commercial real estate loans. The commercial, financial and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie, Waushara and Kewaunee Counties of Wisconsin. The origination of new commercial and commercial real estate loans was primarily from our market area in Brown County. Growth in tourism-related business in Door County improved in 2012 compared to 2011 however not at the higher growth levels experienced in years prior to 2006. The credit risk related to these loans is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on borrowers’ operations.

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

Real estate construction loans declined $12.7 million or 23.7% to $40.9 million at December 31, 2012 from $53.6 million at December 31, 2011. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are generally made to developers who are well known to us, have prior experience with us and are well capitalized. Construction projects undertaken by these developers are carefully reviewed by us to assess their economic feasibility. The credit risk related to real estate construction loans is generally limited to specific geographic areas, but it is also influenced by general economic conditions. We attempt to control the credit risk on these types of loans by making loans to developers in familiar markets, reviewing the merits of the individual project, controlling loan structure and monitoring project progress and advances of construction proceeds.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to multiple borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. We have identified certain industry groups within our market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2012, one industry group concentration existed in our loans that exceeded 10% of total loans; loans on non-residential real estate rental properties located throughout our market area totaled $70.9 million or 11.9% of total loans at December 31, 2012. This compares to $84.2 million or 13.3% at December 31, 2011.

We saw improved growth in 2012 for the tourism business in the Door County market. Management believes that business activity will remain adequate to enable our customers in general to service their debt and to make improvements to their operations.

At the end of 2012, residential real estate mortgage loans totaled $127.3 million and comprised 21.4% of the loan portfolio. These loans decreased $16.1 million or 11.3% during 2012 due in part to $14.5 million of these loans included in the branch sale transaction. The largest decrease occurred in our first lien residential mortgage loans, which decreased $7.8 million. Home equity loans accounted for an increase of $7.0 million. Given current trends and interest rates, we anticipate additional growth in mortgage loans during 2013. Our product offerings include mortgages that will be recorded on our balance sheet rather than sold in the secondary market. Residential real estate loans consist of conventional fixed-rate home mortgages, adjustable indexed variable rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas we serve. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan-to-value ratio exceeds these limits.

We offer adjustable-rate mortgage loans based upon market demands. At year-end 2012, those loans totaled $25.7 million, a decrease of $2.3 million over 2011. Adjustable rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year (the “index”), plus an additional spread of up to 2.75%. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date. Adjustable rate mortgage loans have an initial rate-lock period, ranging from one to five years, during which time the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps that vary by product type. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently capped at 6% above the original mortgage loan interest rate. We do not originate sub-prime loans.

We also offer loans that are not retained on our balance sheet. We participate in a fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. These loans are sold in the secondary market without recourse and we retain servicing rights. During 2012, sales of these loans totaled $60.5 million compared to $23.2 million during 2011. In addition, we also offer fixed rate mortgages through participation in fixed rate mortgage programs with private investors. These loans also are sold in the secondary market without recourse with servicing rights released to the buyer. In 2012, we sold $115.7 million in mortgage loans through the secondary market programs, including FHLMC compared to $89.7 million in 2011. When we sell mortgage loans in the secondary market, we make representations and warranties to the purchasers about various characteristics of each loan, including the underwriting standards applied and the documentation being provided. Failure to comply with the requirements established by the purchaser of the loan may result in us having to repurchase the loan. There have not been any material instances where we were required to repurchase loans.

Installment loans to individuals totaled $7.9 million, or 1.3%, of the total loan portfolio at December 31, 2012, compared to $8.8 million, or 1.4%, at December 31, 2011. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas we serve. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Reviewing the creditworthiness of the borrowers, as well as taking the appropriate collateral and guaranty positions on such loans, primarily controls credit risk.

Municipal loans totaled $19.0 million at December 31, 2012 compared to $16.6 million at year-end 2011. Municipal loans are short or long-term loans to municipalities. The proceeds of these loans are collateralized by the backing of the corresponding taxing authority and can be used for general municipal purposes or revenue producing projects.

Table 6 details expected maturities by loan purpose as of December 31, 2012. Those loans with expected maturities over one year are further scheduled by fixed rate or variable rate interest sensitivity.

Table 6: Loan Maturity and Interest Rate Sensitivity

	Maturity
December 31, 2012	Within 1 Year	1-5 Years	After 5 Years	Total
	(dollars in thousands)
Loans secured primarily by real estate:
Residential	$37,722	$26,377	$63,216	$127,315
Construction	24,482	15,658	761	40,901
Commercial real estate	90,279	157,112	44,184	291,575
Commercial, financial and agricultural	39,310	44,409	25,171	108,890
Tax-exempt	1,223	2,090	15,657	18,970
Consumer	3,448	3,083	1,351	7,882
Total	$196,464	$248,729	$150,340	$595,533

	Interest sensitivity
	Fixed rate	Variable rate
Due after one year	$258,347	$140,722

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

•

For first mortgage 1-4 family residential real estate loans, maximum loan-to-value ratios do not generally exceed 80% upon origination, unless private mortgage insurance is purchased by the borrower. Loan terms have a maximum amortization period of 30 years. Hazard insurance is required on collateral securing the loan and appropriate title work is performed to verify our lien position.

•

For commercial and industrial loans, loan-to-value ratios and loan terms will vary, reflecting varied collateral securitizing the loan. Documentation required for the loan transaction may include income tax returns, financial statements, profit and loss budgets and cash flow projections. Loans included in this type are short-term loans, lines of credit, term loans and floor plans.

•

For home equity loans and second mortgages, maximum loan-to-value ratios do not generally exceed 85%. Hazard insurance is required on collateral securing the loan and appropriate title work is performed to verify our lien position.

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

The specific credit reserve for the ALL is based on a regular analysis by the loan officers of all commercial credits. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades the loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans that have been deemed impaired are evaluated. The fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the cost of sale. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. If the carrying value of the loan exceeds the fair value less estimated costs to sell, a specific reserve is established. Such reserves are reviewed by the Delinquent Account Review Team.

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular categories, analyzed as a group. As it relates to the historical loss component, we use the historical loss look-back period of the average eight and twelve quarters. We believe using the average of the eight and twelve quarters for historical charge-off factors enables the model to provide a better reflection of the recent economic times. We determine General Reserves – Other by taking into account other factors, such as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values. By nature, our general reserve changes with our fluid lending environment and the overall economic environment in which we lend. As such, we are continually attempting to enhance this portion of the allocation process to reflect anticipated losses in our portfolio driven by these changing factors. Economic statistics, specifically unemployment and inflation rates for national, state and local markets are monitored and factored into the allocation to address repayment risk. Further identification and management of portfolio concentration risks, both by loan category and by specific markets, is reflected in the general allocation component.

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

Table 7: Quarterly Allowance for Loan Loss Components

	12/31/12	09/30/12	6/30/12	3/31/12	12/31/11
	(dollars in thousands)
Component 1 – Specific credit reserve	$1,340	$1,706	$3,914	$2,413	$1,035
Component 2 – General reserves	7,537	8,651	8,802	8,762	8,588
Unallocated	288	301	17	75	1,015
Allowance for Loan Losses	$9,165	$10,658	$12,733	$11,250	$10,638

Management believes the ALL is at an appropriate level to absorb probable and inherent losses in the loan portfolio at December 31, 2012 and while the model determines the ALL in components, the entire ALL is available to cover any loss within the loan portfolio. Although there is an unallocated portion of the ALL of $0.3 million, management believes the current level is appropriate. The main reason for the unallocated allowance is due to a decrease in the general reserves, primarily driven by a reduction in the historical loss component. This is an indicator that the quality of our loan portfolio has shown improvement when compared to our historical losses. However, our model is highly subjective and there is a lack of precision in its results. Other factors need to be considered when determining appropriate levels. Due to continued economic uncertainty in local and state markets, we may see declines in property values as updated valuations are obtained. For these reasons, we continue to monitor our model results and will make necessary changes in the future when deemed necessary.

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

As Table 8 indicates, the ALL at December 31, 2012 was $9.2 million compared to $10.6 million at December 31, 2011. Loans decreased 5.6% in 2012, while the allowance as a percent of gross loans decreased to 1.54% from 1.69% at year-end 2011. Net loan charge-offs increased in 2012 to $6.9 million from $5.8 million in 2011. Net commercial real estate loan charge-offs represented 65.5% of the total net charge-offs for 2012 versus 57.4% for 2011, while real estate-construction loan net charge-offs represented 11.0% of the total net charge-offs for 2012 versus 5.3% for 2011. Net residential real estate charge-offs represented 16.6% of total net charge-offs for 2012 versus 32.0% for 2011. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 8: Loan Loss Experience

	Years Ended December 31, (Dollars in thousands)
	2012	2011	2010	2009	2008

Daily average amount of loans	$623,685	$629,759	$642,312	$699,091	$743,930
Loans, end of period	$595,533	$631,015	$629,891	$651,894	$728,722

ALL, at beginning of year	$10,638	$11,502	$9,600	$13,561	$11,840
Loans charged off:
Real estate, residential	1,216	1,903	156	2,297	587
Real estate, construction	781	373	1,837	647	2,355
Real estate, commercial	5,075	3,499	5,443	3,766	11,289
Commercial, financial and agricultural	492	625	1,030	4,135	2,301
Consumer installment	108	223	123	413	135

Total loans charged off	7,672	6,623	8,589	11,258	16,667

Recoveries of loans previously charged off:
Real estate, residential	74	12	207	24	164
Real estate, construction	25	59	4	238	—
Real estate, commercial	557	103	1,316	149	78
Commercial, financial and agricultural	87	482	1,553	355	143
Consumer installment	31	53	61	31	42

Total loans recovered	774	709	3,141	797	427
Net loans charged off (“NCOs”)	6,898	5,914	5,448	10,461	16,240
Additions to ALL charged to operations	5,425	5,050	7,350	6,500	17,961
ALL, at end of year	$9,165	$10,638	$11,502	$9,600	$13,561

Ratio of NCOs during period to average loans outstanding	1.11%	0.94%	0.85%	1.50%	2.18%
Ratio of ALL to NCOs	1.33%	1.80%	2.11%	0.92%	0.84%
Ratio of ALL to total loans end of period	1.54%	1.69%	1.83%	1.47%	1.86%

Table 9 shows the amount of the ALL by loan class on the dates indicated. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more risk of loss associated with them will have a proportionally larger amount of the ALL allocated to them than do loans that have historically less risk of loss.

Table 9: Allowance for Loan Losses by Loan Class

	As of December 31, (dollars in thousands)
	2012		2011		2010		2009		2008
	Amount	% of total ALL	Amount	% of total ALL	Amount	% of total ALL	Amount	% of total ALL	Amount	% of total ALL
Commercial, financial & agricultural	$678	7.4%	$770	14.5%	$1,189	11.7%	$1,496	12.8%	$6,375	15.2%
Commercial real estate	5,787	63.1	5,467	50.3	6,355	54.6	4,558	54.2	4,726	52.3
Real estate
Construction	628	6.9	1,231	8.5	1,424	8.8	1,184	9.6	806	9.6
Residential	1,682	18.4	1,995	22.7	2,103	20.6	1,453	19.1	1,308	18.4
Consumer installment	102	1.1	161	1.4	391	1.6	375	1.8	259	1.8
Municipal	—	—	—	—	—	—	—	—	17	—
Not specifically allocated	288	3.1	1,014	2.6	40	2.7	534	2.5	70	2.7
Total allowance	$9,165	100.0%	$10,638	100.0%	$11,502	100.0%	$9,600	100.0%	$13,561	100.0%

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

Also included in our restructured notes are modifications where a note is separated into two notes (A/B notes). The A note is considered an impaired loan, either accruing or nonaccruing while the B note is charged-off. The A note will be considered a TDR through the current calendar year in which it was restructured, but may no longer be classified as a TDR in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.

Table 10: Nonperforming Loans and Foreclosed properties

	December 31, (dollars in thousands)
	2012	2011	2010	2009	2008

Nonaccrual loans	$10,724	$15,242	$15,877	$23,247	$43,687
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans, non-accruing	3,724	4,341	623	3,343	367
Total nonperforming loans (NPLs)	14,448	19,583	16,500	26,590	44,054
Foreclosed properties	10,476	12,119	15,952	14,995	7,143
Total nonperforming assets (NPAs)	$24,924	$31,702	$32,452	$41,585	$51,197

Ratios:
NPLs to total loans	2.42%	3.10%	2.62%	4.08%	6.04%
NPAs to total assets	2.44%	2.92%	3.08%	3.98%	4.82%
ALL to NPLs	63.44%	54.32%	69.71%	36.10%	30.78%

Nonperforming loans at December 31, 2012 were $14.4 million compared to $19.6 million at December 31, 2011. Nonperforming loans decreased $5.1 million, or 26.2% from December 31, 2011. Management believes collateral is currently sufficient to recover the net carrying value of those loans in the event of foreclosure or repossession, and has aggressively charged off collateral deficiencies. Our assessment is based on recent appraisals, professional market valuations and/or sales agreements with respect to each of the properties. Management is continually monitoring these relationships and in the event facts and circumstances change, additional PFLLs may be necessary.

Table 11: Quarterly Nonaccrual and Restructured Loans

	Quarters Ended (dollars in thousands)
	12/31/12	09/30/12	06/30/12	03/31/12	12/31/11

Nonaccrual Loans	$10,724	$8,203	$11,513	$14,301	$15,242
Loans restructured in a troubled debt restructuring, non-accruing	3,724	3,812	8,159	8,158	4,341
Total Nonperforming Loans (“NPL”)	$14,448	$12,015	$19,672	$22,459	$19,583

Restructured loans, accruing interest	$3,931	$4,425	$4,715	$6,469	$22,009

As of December 31, 2012, loans in the restructured loans accruing category were $3.9 million, a reduction of $18.1 million, or 82.1%, from December 31, 2011. The major reasons for the decreases were loans being transferred to nonaccrual ($9.7 million), loans transferred out of TDR status due to compliance with restructured terms ($7.6 million), and principal payments on TDR loans ($1.5 million). The decreases were partially offset by an increase in loans transferred to TDR status ($1.5 million).

Loans in the restructured non-accrual category decreased $0.6 million, or 14.2%, from $4.3 million at December 31, 2011 to $3.7 million at December 31, 2012. The major reasons for the changes were decreases due to principal payments ($3.9 million), charge-offs ($2.9 million) and transfers to foreclosed properties ($3.8 million), partially offset by transfers from TDR accruing ($9.7 million).

Table 12: 30-89 Days Past Due Loans

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	12/31/12	09/30/12	06/30/12	03/31/12	12/31/11
Total secured by real estate	$2,333	$5,549	$2,831	$4,530	$3,352
Commercial and industrial loans	903	—	182	1,173	39
Loans to individuals	29	38	51	51	59
All other loans	—	—	—	—	—
Total	$3,265	$5,587	$3,064	$5,754	$3,450

Percent of total loans	0.55%	0.93%	0.48%	0.90%	0.55%

As indicated above, loan balances 30 to 89 days past due have decreased by $0.2 million since December 31, 2011. As the loans continue through the collection process, we anticipate these past due levels will continue to decline.

Table 13: Foregone Loan Interest

The following table shows, for those loans accounted for on a nonaccrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

	Years ended December 31, (dollars in thousands)
	2012	2011	2010

Interest income in accordance with original terms	$573	$1,250	$873
Interest income recognized	(110)	(98)	(217)
Reduction in interest income	$463	$1,152	$656

Table 14: Foreclosed Properties Summary

Foreclosed properties, which represent properties that we acquired through foreclosure or in satisfaction of debt, totaled $10.5 million at December 31, 2012. This compared to $12.1 million at year-end 2011. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Activity for foreclosed properties for 2012, 2011 and 2010, including costs of operation are shown in Table 14:

	Years ended December 31, (dollars in thousands)
	2012	2011	2010

Income from operation of foreclosed properties	$329	$391	$433
Expense from operation of foreclosed properties	(4,369)	(2,736)	(3,222)
Net gains from sale of foreclosed properties	194	205	39

Cost of operation and sale of foreclosed properties	$(3,846)	$(2,140)	$(2,750)

Investment Portfolio

Our investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and earning potential.

Table 15: Investment Portfolio

	December 31, (dollars in thousands)
	2012	2011	2010

Securities Available for Sale (“AFS”):
U.S. Treasury and U.S. government sponsored agency securities	$2,008	$14,089	$33,708
Obligations of states and political subdivisions	54,833	53,638	52,274
Mortgage-backed securities	164,792	191,343	158,438
Asset-backed securities	4,406	5,288	6,202
Private placement and corporate bonds	5,629	12,070	12,036
Other equity securities	1,654	1,654	2,435
Total amortized cost	$233,322	$278,082	$265,093
Total fair value and carrying value	$242,019	$284,331	$266,760

Securities classified as available for sale are those securities which we have determined might be sold to manage interest rates, reposition holdings to increase returns or modify durations, or in response to changes in interest rates or other economic factors. They may or may not be held until maturity. Securities available for sale are carried at fair value. We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers is assessed. Adjustments to market value that are considered temporary are recorded as a separate component of other comprehensive income, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of operations. Unrealized losses other than credit losses will continue to be recognized in other comprehensive income, net of tax. Unrealized losses have not been included in the results of operations because the unrealized losses were not deemed other-than-temporary. We do not have the intent to sell the securities and have determined that it is not more likely than not that we will be required to sell the debt securities before their anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

During 2012, securities with a fair value of $53.6 million were sold and $71.4 million of other securities were purchased. Gains of $2.2 million were realized on the sale of securities in 2012.

Table 16: Securities Portfolio Maturity Distribution (dollars in thousands, rates on a tax-equivalent basis)

			Securities AFS – maturity distribution and weighted average yield at December 31, 2012
	Within one year		After one year but Within five years		After five years but Within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government- sponsored agency securities	$—	—%	$—	—%	$2,011	1.00%	$—	—%	$2,011	1.00%
Mortgage-backed securities	4,173	1.39	136,015	3.42	25,664	1.99	3,269	2.06	169,121	3.13
Asset-backed securities	—	—	614	1.84	2,596	1.11	1,080	1.71	4,290	1.37
Obligations of states and political subdivisions	2,150	2.85	12,455	3.20	41,167	3.90	3,099	4.50	58,871	3.75
Private placement and corporate bonds	—	—	—	—	—	—	6,072	6.55	6,072	6.55
Other securities	1,654	5.69	—	—	—	—	—	—	1,654	5.69
Total carrying value	$7,977	2.61%	$149,084	3.38%	$71,438	2.99%	$13,520	4.61%	$242,019	3.31%

Average securities balances totaled $324.0 million in 2012 compared with $316.3 million in 2011. In 2012, average taxable securities comprised approximately 86.2% of the total average investments compared to 86.8% in 2011.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate.

During 2012, we hired a third party valuation firm to determine an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as our net worth, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation ranges obtained from that firm exceeded the carrying value including goodwill, step one of the impairment test established under generally accepted accounting principles was met and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2012, the valuation exceeded the carrying value by a range of 47% to 58%. As of December 31, 2012, there are no conditions that would require goodwill impairment to be reevaluated.

Deposits

Deposits are our largest source of funds. Average total deposits for 2012 were $839.5 million, a decrease of 0.2% from 2011. At December 31, 2012, deposits totaled $806.0 million, a decrease of $59.2 million (6.8%) from $865.2 million at December 31, 2011. During 2012, we decreased our core deposits, primarily due to the sale of four branches in Waupaca County. We also saw a customer preference towards money market deposits as customers moved out of time deposits. Average brokered certificates of deposit decreased $9.8 million (20.4%) between 2011 and 2012 and total brokered certificates of deposit decreased $11.9 million to $31.3 million at year-end 2012 from $43.2 million at December 31, 2011. The reliance on brokered certificates of deposit as a noncore source of funding decreased as loan demand declined during 2012. From a liquidity standpoint, those funds were not necessary as our cash position was sufficient to pay time deposits as they matured and otherwise provided us with liquidity for our operations. Management views brokered certificates of deposits as a stable source of funds. If liquidity concerns arise, we believe (but cannot be assured) that we have alternative sources of funds, such as lines with correspondent banks and borrowing arrangements with the FHLB. Typically, overall deposit balances for the first six months of the year tend to decline slightly as a result of the seasonality of our customer base, as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.

Table 17: Average Deposits Distribution

For the year ended
December 31,
(dollars in thousands)

	2012			2011			2010
	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate

Noninterest-bearing demand deposits	$114,787	13.7%	0.0%	$96,385	11.5%	0.0%	$83,898	10.1%	0.0%
Interest-bearing demand deposits	139,011	16.6	0.2	131,509	15.6	0.3	154,035	18.6	0.4
Savings deposits	314,336	37.5	0.2	291,132	34.6	0.5	248,903	30.0	0.7
Other time deposits (excluding brokered deposits)	162,389	19.3	1.2	184,156	21.9	1.57	198,448	23.9	2.0
Time deposits $100,000 and over (excluding brokered deposits)	70,807	8.4	1.4	89,988	10.7	1.57	103,896	12.5	2.2
Brokered certificates of deposit	38,162	4.5	1.8	47,957	5.7	1.78	40,762	4.9	2.8
Total deposits	$839,492	100.0%		$841,127	100.0%		$829,942	100.0%

Table 18: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2012 (dollars in thousands)
	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$12,980	$2,120	$15,100
Over three months through six months	47,904	1,049	48,953
Over six months through twelve months	21,579	2,155	23,734
Over twelve months	325	101	426
Total	$82,788	$5,425	$88,213

As shown in Table 17, noninterest bearing demand deposits in 2012 averaged $114.8 million, up 19.1% from $96.4 million in 2011. This $18.4 million increase reflects the shift from time deposits to transactional accounts due to the continued low interest rate environment. As of December 31, 2012, noninterest-bearing demand deposits totaled $132.5 million compared to $104.4 million at year-end 2011.

Interest-bearing deposits generally consist of interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). In 2012, interest-bearing deposits averaged $724.7 million, a decrease of 2.7% from 2011. Average balances of NOW accounts, savings deposits and money market accounts increased $30.7 million (7.3%) as a result of customer preference to shorter terms in a low interest rate environment. During the same period, time deposits, including CDs and IRAs (other than brokered time deposits and time deposits over $100,000) decreased on average by $21.8 million (11.8%), primarily in response to customer reaction to aggressive rate declines in national markets. Average time deposits over $100,000, other than brokered time deposits, decreased by $19.2 million (21.3%). These deposits were priced within the framework of our rate structure and did not materially affect the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continue to limit our core deposit growth in these types of deposits. Because of decreased loan demand, we were able to reduce our average brokered deposits by $9.8 million, (20.4%) in 2012 compared to 2011.

In 2013, we will continue to focus on attracting and retaining core deposit accounts and expanding customer deposit relationships by emphasizing customer service and convenience and new product offerings, and competitive pricing. In the event that core deposit growth goals are not accomplished, we will continue to look at other wholesale sources of funds.

Other funding sources

Total other funding sources, including short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, convertible promissory notes and subordinated debentures, were $117.1 million at December 31, 2012, a decrease of $11.0 million, (8.6%), from $128.1 million at December 31, 2011. Borrowings from the FHLB are secured by our portfolio of one-to-four family residential mortgages, home equity lines of credit and eligible investment securities allowing us to use FHLB borrowings for additional funding purposes.

Table 19: Short-term Borrowings

	December 31, (dollars in thousands)
	2012	2011	2010
Securities sold under agreements to repurchase:
Balance end of year	$51,568	$47,566	$19,236
Average amounts outstanding during year	27,578	26,013	24,626
Maximum month-end amounts outstanding	51,568	47,566	31,316
Average interest rates on amounts outstanding at end of year	0.35%	0.41%	0.39%
Average interest rates on amounts outstanding during year	0.22%	0.30%	0.31%

Securities are sold to Bank customers under repurchase agreements at prevailing market rates.

Long-term Debt

On March 31, 2006, we issued $16.1 million of trust preferred securities and $0.5 million of trust common securities issued under the name Baylake Capital Trust II (“the Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.66% at December 31, 2012). The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related subordinated debentures to the Trust. Our obligations under the subordinated debentures include a conditional guarantee by us of the Trust’s obligations under the trust securities issued by the trust. In addition, under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payments of interest on the Debentures or if certain related defaults occurred. At December 31, 2012 we are current on our interest payments.

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

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, we may redeem the Convertible Notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not already occurred. The principal amount of any Convertible Note that has not been converted or redeemed is payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Convertible Notes. In the fourth quarter of 2012, Convertible Notes in the amount of $50,000 were converted to 10,000 shares of common stock at the investor’s option.

We incurred debt offering issuance costs of $0.2 million in conjunction with the issuance of the Convertible Notes. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which runs through October 1, 2014. During 2012, $50,000 of Convertible Notes were converted to 10,000 shares of common stock at the holder’s option. The total amount of Convertible Notes outstanding at December 31, 2012 is $9.40 million.

Contractual Obligations

As of December 31, 2012, we were contractually obligated under long-term agreements as follows:

Table 20: Contractual Obligations

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Certificates of deposit and other time deposit obligations	$227,669	$148,128	$75,823	$3,718	$—
Repurchase agreements	51,568	51,568	—	—	—
Subordinated debentures	16,100	—	—	—	16,100
Convertible promissory notes (1)	9,400	—	9,400	—	—
FHLB advances	40,000	15,000	25,000	—	—
Totals	$344,737	$214,696	$110,223	$3,718	$16,100

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

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings and the offerings of subordinated debentures and convertible promissory notes. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval if required. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities and convertible notes, pay dividends to our shareholders, and repurchase shares. Prior to 2008, dividends received from the Bank were our main source of liquidity. Beginning in the first quarter of 2008, we and the Bank were required to get regulatory approval prior to the declaration or payment of any dividends. During the period from 2008 through 2011, our liquidity was supported by cash balances available at the time of the written agreement and the proceeds from the issuance of the promissory notes in 2009 and 2010. Effective December 2012, the requirement for us and the Bank to obtain approval prior to declaring or paying a dividend is no longer in place.

The Bank meets its cash flow needs by having funding sources available to it to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity at the Bank is derived from deposit growth, payments on and maturities of loans, payments on and maturities of the investment portfolio, access to other funding sources, marketability of certain assets, the ability to use its loan and investment portfolios as collateral for secured borrowings and a strong capital position.

Maturing investments and investment sales have been a primary source of liquidity at the Bank. Principal payments on investments totaling $64.2 million were received in 2012 and $51.4 million of proceeds were received from investment sales. Offsetting these amounts, $71.4 million in investments were purchased in 2012. At December 31, 2012, the carrying value of investment securities maturing within one year was $8.0 million, or 3.3% of the total investment securities portfolio. This compares to 2.1% of our investment securities with one year or less maturities as of December 31, 2011. At December 31, 2012 and 2011 the mortgage-backed securities portfolio was $169.1 million and $193.6 million, respectively, representing 69.9% and 68.1% of the investment portfolio, respectively. Approximately 11.6%, or $19.7 million, of the mortgage-backed securities outstanding at December 31, 2012 were issued and guaranteed by the Government National Mortgage Associate (“GNMA”), Small Business Administration (“SBA”) or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 66.7%, or $112.9 million, of the mortgage-backed securities outstanding at December 31, 2012 were issued by either the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Federal Home Loan Bank (“FHLB”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist with agency-backed securities, but only comprised approximately 21.6%, or $36.6 million, of the outstanding mortgage-backed securities at December 31, 2012. We evaluate these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

During February 2012, proceeds of $2.1 million were received from the FHLB under their excess FHLB stock repurchase program that was implemented in 2011. Additional proceeds of $0.6 million and $0.5 million were received in May 2012 and August 2012, respectively, from the stock repurchase program.

During 2012 and 2011, we maintained large balances at the Reserve Bank for liquidity purposes. On average, those balances were $51.2 million in 2012 and $52.1 million in 2011. At year-end 2012, the balance was $83.2 million. We anticipate reducing those balances in 2013.

Deposit growth is another potential source of liquidity for the Bank. As a financing activity reflected in the 2012 Consolidated Statements of Cash Flows, deposit decreases were $6.0 million in 2012. The Bank’s overall average deposit base decreased $1.6 million or 0.2% during 2012. Deposit growth is potentially the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow would require the Bank to develop alternative sources of funds which may not be as liquid and may be potentially a more costly alternative.

Federal funds sold averaged $3.3 million in 2012 compared to $2.0 million in 2011. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically has higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2012, the Bank had $1.0 million federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. At December 31, 2012, the Bank had $196.5 million, or 33.0% of total loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank’s liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause us to acquire other sources of funding which could be harder to find and, therefore, more costly to acquire.

Within the classification of short-term borrowings at year-end 2012, securities sold under agreements to repurchase totaled $51.6 million. At December 31, 2012, the Bank had no federal funds purchased. Generally, federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. At December 31, 2012, the Bank had $55.0 million available in the form of federal funds lines. Short-term and long-term FHLB advances are another source of funds, with $40.0 million outstanding at year-end 2012. At December 31, 2012, the Bank had an additional $22.8 million of available FHLB credit.

The Bank’s liquidity resources were sufficient in 2012 to fund the deposit run-off from the sale of the branches, and meet other cash needs as they arose.

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

Capital Resources

Stockholders’ equity at December 31, 2012 increased $8.7 million or 10.3% to $93.1 million, compared to $84.4 million at the end of 2011. Accumulated other comprehensive income increased to $5.3 million at year-end 2012 versus accumulated other comprehensive income of $3.8 million at year-end 2011. The ratio of stockholders’ equity to assets at December 31, 2012 was 9.1%, compared to 7.8% at year-end 2011.

Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualify as Tier 2 capital. As of December 31, 2012, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 capital. Our convertible promissory notes, which qualify as Tier 2 capital, totaled $9.4 million at the end of 2012.

Cash dividends of $0.08 per share were declared in 2012. No cash dividends were declared in 2011. In January 2013, we declared a $0.04 per share dividend payable in March 2013.

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

Effective December 29, 2010, we and the Bank entered into a written agreement with the Reserve Bank and the WDFI (the “Written Agreement”). Under the terms of the Written Agreement, both we and the Bank agreed, among other things, to: (a) submit for approval plans to maintain sufficient capital; (b) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers and legal and regulatory limitations on indemnification payments and severance payments; (c) refrain from declaring or paying dividends absent prior regulatory approval. Failure to comply with the provisions of the Written Agreement could have resulted in the imposition of additional restrictions and/or sanctions by the FRB and WDFI and could have had a material adverse effect on our consolidated financial condition and results of operation. Effective June 4, 2012, the FRB and WDFI terminated the Written Agreement in favor of an informal agreement that was entered into June 19, 2012 between us and the FRB and WDFI. This informal agreement required both us and the Bank to (i) refrain from declaring or paying dividends absent prior regulatory approval, (ii) submit capital plans as evidence of sufficient capital and (iii) submit an annual business plan and budget at least 30 days prior to the beginning of the year. The informal agreement was subsequently terminated effective December 14, 2012.

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. As of December 31, 2012, our Tier 1 capital ratio was 13.34%, our total capital ratio was 15.96%, and our leverage ratio was 9.41%.

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

We measure our overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the changes in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of an immediate and sustained 100 bp and 200 bp increase in market interest rates or a 100 bp and 200 bp decrease in market rates. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market interest rate movements. The table below presents our projected changes in net interest income for 2013 based on financial data at December 31, 2012, for the various rate shock levels indicated.

Table 21: Net Interest Income Sensitivity Analysis

Potential impact on 2013 consolidated net interest income	Net Interest Income (Dollars in thousands)

	Amount	Potential Change in Net Interest Income ($)	Potential Change in Net Interest Income (%)

+ 200 bps	$29,251	$(211)	(0.7)%
+ 100 bps	$29,064	$(398)	(1.4)%
Base	$29,462
- 100 bps	$28,373	$(1,089)	(3.7)%
- 200 bps	$27,729	$(1,733)	(5.9)%

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2012, the Company maintained effective internal control over financial reporting based on those criteria.

The Company’s independent registered public accountants have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

/s/ Robert J. Cera	/s/ Kevin L. LaLuzerne

Robert J. Cera President and Chief Executive Officer	Kevin L. LaLuzerne Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Baylake Corp.
Sturgeon Bay, WI

We have audited the accompanying consolidated balance sheets of Baylake Corp. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2012, 2011, and 2010. We also have audited Baylake Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baylake Corp. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Baylake Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

/s/ Baker Tilly Virchow Krause, LLP
Milwaukee, Wisconsin

March 1, 2013

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	2012	2011
ASSETS
Cash and due from financial institutions	$109,621	$86,980
Federal funds sold	1,018	513
Securities available for sale	242,019	284,331
Loans held for sale	894	1,869
Loans, net of allowance of $9,165 and $10,638, in 2012 and 2011	586,368	620,377
Cash surrender value of life insurance	23,061	23,064
Premises and equipment, net	20,818	22,953
Premises and equipment held for sale	1,068	1,224
Federal Home Loan Bank stock	3,598	6,792
Foreclosed properties, net	10,476	12,119
Goodwill	6,641	6,641
Deferred income taxes, net	6,358	7,145
Accrued interest receivable	2,752	3,381
Other assets	9,279	9,540

Total assets	$1,023,971	$1,086,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$132,477	$104,446
Interest-bearing	673,538	760,741
Total deposits	806,015	865,187

Federal Home Loan Bank advances	40,000	55,000
Repurchase agreements	51,568	47,566
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,400	9,450
Accrued expenses and other liabilities	7,744	9,225
Total liabilities	930,827	1,002,528
Commitments and Contingencies (Note 14)
Common stock, $5 par value, authorized 50,000,000; issued-8,158,360 shares at December 31, 2012 and 8,132,552 at December 31, 2011, outstanding-7,937,347 shares at December 31, 2012 and 7,911,539 at December 31, 2011	40,792	40,662
Additional paid-in capital	12,192	12,066
Retained earnings	38,448	31,441
Treasury stock (221,013 shares at December 31, 2012 and 2011)	(3,549)	(3,549)
Accumulated other comprehensive income	5,261	3,781
Total stockholders’ equity	93,144	84,401

Total liabilities and stockholders’ equity	$1,023,971	$1,086,929

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2012, 2011, and 2010
(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Interest and dividend income
Loans, including fees	$31,123	$33,384	$35,669
Taxable securities	6,442	7,101	7,763
Tax exempt securities	1,490	1,501	1,501
Federal funds sold	131	136	117
Total interest and dividend income	39,186	42,122	45,050
Interest expense
Deposits	4,469	7,158	9,668
Repurchase agreements	61	79	95
Federal Home Loan Bank advances and other debt	949	1,093	1,926
Subordinated debentures	297	272	276
Convertible promissory notes	979	980	860
Total interest expense	6,755	9,582	12,825

Net interest income before provision for loan losses	32,431	32,540	32,225
Provision for loan losses	5,425	5,050	7,350
Net interest income after provision for loan losses	27,006	27,490	24,875
Noninterest income
Fees from fiduciary activities	1,007	919	947
Fees from loan servicing	598	709	605
Fees for other services to customers	4,622	4,985	5,044
Net gains (losses) on sale of loans	2,386	1,479	(73)
Net loss in valuation of mortgage servicing rights	(193)	(292)	(87)
Net gain on sale of securities	2,188	651	1,398
Net gains (losses) on sale of premises and equipment	137	5	(83)
Net gains (losses) on sale of premises and equipment held for sale	445	(10)	—
Net gain on sale of branches	826	—	—
Increase in cash surrender value of life insurance	366	451	468
Income in equity of UFS subsidiary	675	815	604
Other income	766	308	132
Total noninterest income	13,823	10,020	8,955
Noninterest expense
Salaries and employee benefits	17,016	17,182	16,649
Occupancy expense	2,259	2,273	2,348
Equipment expense	1,137	1,199	1,238
Data processing and courier expense	904	842	884
FDIC insurance expense	1,396	2,431	2,656
Operations of other real estate	3,846	2,140	2,750
Provision for impairment of standby letters of credit	—	68	737
Loan and collection expense	519	771	773
Other outside services	817	689	808
Other operating expenses	3,810	4,032	4,766
Total noninterest expense	31,704	31,627	33,609
Income before provision for income taxes	9,125	5,883	221
Provision for (benefit from) income taxes	1,483	1,407	(916)
Net income	$7,642	$4,476	$1,137

Basic earnings per common share	$0.96	$0.57	$0.14
Diluted earnings per common share	$0.84	$0.57	$0.14

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011, and 2010
(Dollar amounts in thousands)

	2012		2011		2010
Net Income		$7,642		$4,476		$1,137
Other comprehensive income, net of tax
Unrealized gains on securities
Net unrealized holding gains arising during the period	$4,636		$5,233		$3,722
Less: reclassification adjustment for gains included in net income	(2,188)		(651)		(1,398)
Tax effect	(968)		(1,810)		(993)
Other comprehensive income, net of tax		1,480		2,772		1,331
Comprehensive income		$9,122		$7,248		$2,468

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2012, 2011, and 2010
(Dollar amounts in thousands, except per share data)

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Stockholders’ Equity
Balance, January 1, 2010	7,911,539	$40,662	$11,979	$25,828	$(3,549)	$(322)	$74,598

Net income for the year	—	—	—	1,137	—	—	1,137
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	3,722	3,722
Reclassification adjustment for net gains realized in income						(1,398)	(1,398)
Tax effect						(993)	(993)
Total comprehensive income							2,468
Stock-based compensation expense recognized, net of income tax	—	—	1	—	—	—	1

Balance, December 31, 2010	7,911,539	40,662	11,980	26,965	(3,549)	1,009	77,067

Net income for the year	—	—	—	4,476	—	—	4,476
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	5,233	5,233
Reclassification adjustment for net gains realized in income						(651)	(651)
Tax effect						(1,810)	(1,810)
Total comprehensive income							7,248
Stock-based compensation expense recognized, net of income tax	—		86	—	—	—	86

Balance, December 31, 2011	7,911,539	40,662	12,066	31,441	$(3,549)	3,781	84,401

Net income for the year	—	—	—	7,642	—	—	7,642
Net changes in unrealized gain on securities available for sale	—	—	—	—	—	4,636	4,636
Reclassification adjustment for net gains realized in income						(2,188)	(2,188)
Tax effect						(968)	(968)
Total comprehensive income							9,122
Stock-based compensation expense recognized, net of income tax	—	—	193	—	—	—	193
Vesting of Restricted Stock Units (“RSUs”)	14,919	75	(75)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	13	—	—	—	13
Exercise of stock options	889	5	(1)	—	—	—	4
Expiration/forfeiture of unexercised stock options/RSUs	—	—	(4)	—	—	—	(4)
Conversion of debentures	10,000	50	—	—	—	—	50
Cash dividends – ($0.08 per share)	—	—	—	(635)	—	—	(635)

Balance, December 31, 2012	7,937,347	$40,792	$12,192	$38,448	$(3,549)	$5,261	$93,144

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011, and 2010
(Dollar amounts in thousands)

	2012	2011	2010
Cash flows from operating activities:
Reconciliation of net income to net cash provided by operating activities:
Net income	$7,642	$4,476	$1,137
Adjustments to reconcile net income to net cash provided to operating activities:
Depreciation	1,295	1,338	1,330
Amortization of debt issuance costs	36	35	34
Amortization of core deposit intangible	—	—	48
Provision for losses on loans	5,425	5,050	7,350
Provision for impairment of letters of credit	—	68	737
Net amortization of premium/discount on securities	2,721	2,364	1,732
Increase in cash surrender value of life insurance	(366)	(451)	(468)
Net gain on life insurance death benefit	(501)	(297)	—
Net realized gain on sale of securities	(2,188)	(651)	(1,398)
Net (gains) losses on sale of loans	(2,386)	(1,479)	73
Net gain on sale of branches	(826)	—	—
Proceeds from sale of loans held for sale	118,988	89,595	101,932
Origination of loans held for sale	(116,025)	(83,765)	(100,715)
Net change in valuation of mortgage servicing rights	193	292	87
Provision for valuation allowance on loans held for sale	—	—	726
Recovery of deferred tax asset previously written off	(658)	—	—
Net change in valuation allowance on foreclosed properties	3,284	1,746	2,149
Net (gains) losses on sale of premises and equipment	(137)	(5)	83
Net (gains) losses on sale of land held for sale	(445)	10	—
Net gains on disposals of foreclosed properties	(194)	(205)	(39)
Provision (benefit) for deferred income tax expense	477	247	(1,337)
Stock-based compensation expense	193	86	1
Income in equity of UFS subsidiary	(675)	(815)	(604)
Changes in assets and liabilities:
Prepaid FDIC assessment	1,332	2,319	2,486
Accrued interest receivable and other assets	(1,425)	1,739	1,793
Income tax refunds	—	3,046	(631)
Payment to reduce LOC valuation allowance	(1,995)	(232)	(2,980)
Accrued expenses and other liabilities	602	1,356	(380)
Net cash flows provided by operating activities	14,367	25,867	13,146
Cash flows from investing activities:
Proceeds from sale of securities available for sale	51,431	32,119	56,289
Principal payments on securities available for sale	64,188	63,922	69,341
Purchase of securities available for sale	(71,393)	(110,743)	(185,566)
FHLB stock redemption	3,194	—	—
Proceeds from sale of foreclosed properties	8,040	7,419	2,520
Proceeds from sale of premises and equipment	254	13	5
Proceeds from sale of land held for sale	601	308	—
Loan originations and payments, net	(17,656)	(12,165)	4,896
Additions to premises and equipment	(1,278)	(695)	(1,034)
Proceeds from life insurance surrender	—	1,698	—
Proceeds from life insurance death benefit	870	457	59
Rabbi Trust initial funding	—	(1,626)	—
Net change in federal funds sold	(505)	(512)	83
Dividend from UFS subsidiary	1,659	413	229
Branch sale – Premier, net cash and cash equivalents	(26,674)	—	—
Net cash provided by (used in) investing activities	12,731	(19,392)	(53,178)

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011, and 2010
(Dollar amounts in thousands)

	2012	2011	2010
Cash flows from financing activities:
Net change in deposits	$6,008	$12,620	$20,937
Net change in federal funds purchased and repurchase agreements	5,153	28,330	(1,886)
Proceeds from Federal Home Loan Bank advances	—	—	40,000
Repayments on Federal Home Loan Bank advances	(15,000)	(15,000)	(55,000)
Proceeds from issuance of convertible promissory notes	—	—	4,100
Debt offering costs paid	—	—	(6)
Proceeds from exercise of stock options	4	—	—
Tax benefit from vesting of restricted stock units	13	—	—
Cash dividends paid	(635)	—	—
Net cash provided by (used in) financing activities	(4,457)	25,950	8,145

Net change in cash and cash equivalents	22,641	32,425	(31,887)

Beginning cash and cash equivalents	86,980	54,555	86,442

Ending cash and cash equivalents	$109,621	$86,980	$54,555

Supplemental cash flow information:
Interest paid	$7,125	$9,923	$13,474
Income taxes (paid) refunded, net	(2,400)	2,682	835

Supplemental noncash disclosures:
Transfers from loans to foreclosed properties	$9,487	$5,127	$5,587
Mortgage servicing rights resulting from sale of loans	398	180	224
Transfer from loans to loans held for sale	—	—	7,041
Transfer of real estate held for sale to premises and equipment	—	—	465
Conversion of debentures to equity	(50)	—	—

See accompanying notes to the consolidated financial statements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands except per share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiary Baylake Bank (the “Bank”), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc., Baylake Insurance Agency, Inc., and Baylake City Center LLC. In December 2010, Baylake City Center LLC was dissolved. During the third quarter of 2012, operations of Baylake Insurance Agency were discontinued and the book of business was sold to a third party. No cash proceeds were received in the transaction; however the Bank will receive future commissions for a three-year period based on insurance renewals on the sold book of business. All significant intercompany items and transactions have been eliminated. Management has evaluated the impact of all subsequent events and determined that all subsequent events have been appropriately recognized and disclosed in the accompanying consolidated financial statements through the date of this report.

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, UFS and the Company have a common member on each of their respective Boards of Directors. The investment in this entity is carried under the equity method of accounting and the Company’s pro rata share of UFS’s income is included in other income. On June 27, 2006, UFS amended an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price was $1,000 per share less dividends or distributions to owners. During 2007, options for 120 shares were exercised by the key employee. The remaining options were exercised in 2010. Income in equity of UFS recognized by the Company was $675, $815, and $604 for the years ended 2012, 2011, and 2010, respectively. Amounts paid to UFS for data processing services by the Bank were $1,014, $1,022, and $1,015 in 2012, 2011, and 2010, respectively. The carrying value of the Company’s investment in UFS was $3.3 million and $4.3 million at December 31, 2012 and December 31, 2011, respectively. The current book value of UFS is approximately $6,691 per share as of December 31, 2012.

The Bank makes commercial, mortgage, and installment loans to customers substantially all of whom are located in Door, Brown, Kewaunee, Manitowoc, Waushara, Outagamie, and Green Lake Counties of Wisconsin. Although the Bank has a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic condition of the local tourism/recreation businesses, as well as the industrial, commercial and agricultural industries.

On June 13, 2012, the Bank entered into a branch sale agreement to sell the Bank’s branch operations in Waupaca, Manawa, Fremont and King, Wisconsin. On September 7, 2012, the transaction, which included total deposits of $65,180, and total loans of $36,752 was consummated, resulting in a gain on sale of $826.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, value of foreclosed properties, other than temporary impairment of securities, income tax expense, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash and deposits with other financial institutions. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2012, uninsured deposits totaled $857.

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
December 31, 2012, 2011 and 2010
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

Federal Home Loan Bank (“FHLB”) stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on expected ultimate recovery of par value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLB and 3) the liquidity position of the FHLB. Both cash and stock dividends are reported as income.

During 2011, the FHLB resumed the payment of cash dividends. In the latter part of 2011, the FHLB announced their intentions to repurchase excess stock from member banks beginning in 2012. During 2012, the Company participated in the stock repurchase program in which FHLB redeemed 31,935 of excess shares held by the Company at its aggregate par value of $3,194. Based on the payment of cash dividends and the repurchase of excess stock, the Company has determined that no impairment needs to be recorded on these securities.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on loans is discontinued at the time the loan is 90 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructured Loans: Restructured loans involve the granting of some concession to the borrower involving a loan modification, such as payment schedule changes, interest rate reductions, or principal charge-offs. A troubled debt restructuring (“TDR”) includes a loan modification where a borrower is experiencing financial difficulty and a concession is granted to that borrower that would not otherwise be considered but for the borrower’s financial difficulties. A TDR may be accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. A TDR on nonaccrual is returned to accrual after performing in accordance with the modified terms for a sufficient period, generally six months. A loan that is modified at a market rate of interest may no longer be classified as a TDR in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.

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

Mortgage Servicing Rights: Mortgage servicing rights are recognized separately when they arise through sales of loans with servicing retained. Mortgage servicing rights are initially recorded at fair value with the offsetting effect recorded as a reduction to gain/loss on sale of loans. Subsequent valuation changes after origination are recorded as valuation of mortgage servicing rights adjustments.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Under the fair value measurement method, the Company measures fair value based on market prices for comparable servicing contracts, when available, or alternatively, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. Changes in fair value are included in fees from loan servicing on the consolidated statement of operations in the period in which the change occurs. The fair values of mortgage servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Mortgage servicing rights are carried in other assets on the consolidated balance sheet.

Loan servicing fee income earned for servicing loans is based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Loan servicing fees totaled $598, $709, and $605 for the years ended December 31, 2012, 2011, and 2010, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Rabbi Trust: During 2011, the Company established a Rabbi Trust to hold proceeds from the surrender of life insurance policies. The assets of the Rabbi trust are invested in investment choices identical to the investments selected by eligible participants in the Company’s Supplemental Executive Retirement Plan (“SERP”). This provides an economic hedge to the Company’s liability under the SERP. The Rabbi Trust remains in effect at December 31, 2012 and is included with other assets in the consolidated balance sheet.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets. The goodwill recorded represents the excess of market value over book value.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During 2012 and 2011, the Company, with the assistance of a third party valuation firm, determined an estimated cash fair value of the Company’s common stock. Consideration was given to the nature and history of the Company, the competitive and economic outlook for the trade area and for the banking industry in general, the book value and financial condition of the Company, the future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as the net worth of the Company, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell the Company’s common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to the Company’s common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of the Company’s common shares was considered to be in excess of the book value. Since the valuation ranges obtained from that firm exceeded the carrying value including goodwill, step one of the impairment test established under U.S. GAAP was met and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, the Company would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2012, the valuation exceeded the carrying value by a range of 47% to 58%. As of December 31, 2012, there are no conditions that would require goodwill impairment to be reevaluated.

Long-Term Assets: Premises and equipment, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Management has determined that such assets have not been impaired as of December 31, 2012 and 2011.

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

Advertising Expense: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2012, 2011 and 2010 were $264, $226 and $237, respectively.

Earnings Per Common Share: Basic earnings per common share is net income or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, stock awards, and convertible promissory notes.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of Chicago (“Reserve Bank”) of $1,413 and $1,477 was required to meet regulatory reserve and clearing requirements as of December 31, 2012 and 2011, respectively. These balances earn interest.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Reinvestment Plan: The Company administers a dividend reinvestment plan (DRIP), whereby the Company allocates applicable dividends to acquire, on the participant’s behalf, shares of the Company’s common stock. During 2012, total cash dividends of $635 were declared and paid by the Company. Of this amount, $103 was allocated to the DRIP and was used to purchase 14,261 shares in the open market at a weighted average price of $7.21 per share, to fulfill the DRIP plan requirements. No shares were issued by the Company during 2012 in administration of the DRIP. There were no dividends declared or shares issued in 2011.

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

The Company regularly reviews the carrying amount of its deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence it is more likely than not that all or a portion of the Company’s deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance. During the fourth quarter of 2012, it was determined that a valuation allowance of $658 previously established against a deferred tax receivable relating to the Company was no longer necessary. The valuation allowance was reversed through 2012 net income as a reduction of current year’s income tax expense.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 was intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The provisions of this guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
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

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, variable rate subordinated debt, short-term borrowings and variable rate loans and deposits that reprice frequently and fully.

If market prices or dealer quotes information is not available, fair values are determined based on the rate and term of the security and information about the issuer.

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). One of the Company’s securities available for sale at December 31, 2012 and 2011 was measured using Level 1 inputs.

The fair value of fixed rate non-impaired loans and deposits and non-impaired variable rate loans and deposits with infrequent repricing or repricing limits, is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes.

The fair value of foreclosed properties is determined using a variety of market information including, but not limited to, appraisals, professional market assessments and real estate tax assessment information. Foreclosed properties are adjusted to fair value less estimated costs to sell upon transfer to foreclosed properties, establishing a new cost basis when fair value is lower than the carrying cost on date of transfer. Subsequently, foreclosed properties are carried at lower of cost or fair value less estimated costs to sell (Level 3 inputs).

The fair value of impaired loans is based on review of comparable collateral in the similar marketplaces (Level 3 inputs) or an analysis of expected cash flows of the loan in relationship to the contractual terms of the loan (Level 3 inputs). Impaired loans are carried at the lower of amortized cost or fair value less estimated costs to sell. Impaired loans are not carried at fair value if there is sufficient collateral or expected repayments exceed the recorded investments of such loans.

Fair value of convertible promissory notes is based on current rates for similar financing.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

The fair value of off-balance sheet items is measured based on the present value of expected future cash flows for instruments where the Bank is obligated to fund such commitments. Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$2,011	$—	$2,011	$—
Mortgage-backed securities	169,121	—	166,018	3,103
Asset-backed securities	4,290	—	4,290	—
Obligations of states and political subdivisions	58,871	—	58,871	—
Private placement and corporate bonds	6,072	2,502	3,570	—
Other securities	1,654	—	1,654	—
Total securities available for sale	242,019	2,502	236,414	3,103
Mortgage servicing rights	839	—	839	—
Total	$242,858	$2,502	$237,253	$3,103

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$14,138	$—	$14,138	$—
Mortgage backed securities	193,592	—	177,330	16,262
Asset-backed securities	4,969	—	4,969	—
Obligations of states and political subdivisions	57,766	—	57,766	—
Private placement and corporate bonds	12,212	3,668	8,544	—
Other securities	1,654	—	1,654	—
Total securities available for sale	284,331	3,668	264,401	16,262
Mortgage servicing rights	634	—	634	—
Total	$284,965	$3,668	$265,035	$16,262

One security outstanding at December 31, 2011and reported in Level 2 at that time is indicated as Level 1 in the above table for both years presented based on further information available.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis:

	December 31, 2012	December 31, 2011
Balance, beginning of period	$16,262	$—
Transfer into Level 3	—	16,262
Other comprehensive income	542	—
Transfer out of Level 3	(10,593)	—
Principal payments	(3,108)	—
Balance, end of period	$3,103	$16,262

The mortgage-backed securities transferred in 2011 into Level 3 were due to the lack of quoted market prices for the securities. During 2012, quoted market prices became available on three securities previously in the Level 3 category. These securities were moved to Level 2.

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowance	$4,097	$—	$—	$4,097
Foreclosed properties, net	10,476	—	—	10,476
Total	$14,573	$—	$—	$14,573

	December 31, 2011	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowance	$4,685	$—	$—	$4,685
Foreclosed properties, net	12,119	—	—	12,119
Total	$16,804	$—	$—	$16,804

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$109,621	$109,621	$86,980	$86,980
Federal funds sold	1,018	1,018	513	513
Securities available for sale	242,019	242,019	284,331	284,331
Loans held for sale	894	908	1,869	1,898
Loans, net	586,368	587,166	620,377	622,967
Federal Home Loan Bank stock	3,598	3,598	6,792	6,792
Mortgage servicing rights	839	839	634	634
Foreclosed properties, net	10,476	10,476	12,119	12,119
Accrued interest receivable	2,752	2,752	3,381	3,381

Financial liabilities
Deposits	$806,015	$806,820	$865,187	$851,054
Federal funds purchased and repurchase agreements	51,568	51,568	47,566	47,566
Federal Home Loan Bank advances	40,000	40,404	55,000	56,968
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,400	9,316	9,450	9,387
Accrued interest payable	766	766	898	898

Off-balance sheet credit related items: Letter of credit	$—	$—	$1,995	$1,995

NOTE 3 – SECURITIES

The fair value of securities available for sale and the related unrealized gains and losses as of December 31, 2012 and 2011 are as follows:

	2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government sponsored agency securities	$2,011	$3	$—
Obligations of states and political subdivisions	58,871	4,042	(4)
Asset-backed securities	4,290	113	(229)
Mortgage-backed securities	169,121	4,839	(510)
Private placement and corporate bonds	6,072	443	—
Other securities	1,654	—	—
	$242,019	$9,440	$(743)

	2011
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government sponsored agency securities	$14,138	$49	$—
Obligations of states and political subdivisions	57,766	4,128	—
Asset-backed securities	4,969	132	(451)
Mortgage-backed securities	193,592	4,233	(1,984)
Private placement and corporate bonds	12,212	159	(17)
Other securities	1,654	—	—
	$284,331	$8,701	$(2,452)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (Continued)

Other securities consist of short-term money market mutual funds and equity securities in the Federal Reserve Bank and other nonmarketable equity securities, which are carried at cost.

A summary of sales of securities available for sale during the year ended December 31 is as follows:

	2012	2011	2010
Proceeds	$51,431	$32,119	$56,289
Gross realized gains	2,195	669	1,452
Gross realized losses	7	18	54

The estimated fair value of securities at December 31, 2012, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on other equity securities, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$2,150
Due after one year through five years	12,455
Due after five years through ten years	43,178
Due after ten years	9,171
66,954
Other equity securities	1,654
Mortgage-backed securities	169,121
Asset-backed securities	4,290
$242,019

Securities pledged to secure public deposits and borrowed funds had a carrying value of $95,684 and $91,120 at December 31, 2012 and 2011, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (Continued)

Securities with unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2012
Obligations of states and political subdivisions	$529	$(4)	$—	$—	$529	$(4)
Mortgage-backed securities	14,502	(100)	6,456	(410)	20,958	(510)
Asset-backed securities	—	—	3,210	(229)	3,210	(229)
Private placement and corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$15,031	$(104)	$9,666	$(639)	$24,697	$(743)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2011
Obligations of states and political subdivisions	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	46,955	(964)	9,363	(1,020)	56,318	(1,984)
Asset-backed securities	—	—	3,645	(451)	3,645	(451)
Private placement and corporate bonds	3,504	(17)	—	—	3,504	(17)
Total temporarily impaired	$50,459	$(981)	$13,008	$(1,471)	$63,467	$(2,452)

At December 31, 2012, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised two securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprised two securities.

At December 31, 2011, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised three securities and the asset-backed securities category with continuous unrealized losses for twelve months or more was comprised of two securities.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers are assessed. Adjustments to market value that are considered temporary are recorded as a separate component of other comprehensive income, net of income tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of operations. Unrealized losses other than credit issues will continue to be recognized in other comprehensive income, net of income tax. Unrealized losses reflected in the preceding tables have not been included in results of operations because the unrealized losses were not deemed other-than-temporary. Management does not have the intent to sell the securities and has determined that it is not more likely than not that the Company will be required to sell the debt securities before their anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 3 – SECURITIES (Continued)

At December 31, 2012 and 2011 the mortgage-backed securities portfolio was $169,121 (69.9%) and $193,592 (68.1%), respectively, of the investment portfolio. Approximately 11.6% or $19,653, of the mortgage-backed securities outstanding at December 31, 2012 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), the Small Business Administration (“SBA”) or the United States Department of Veterans Affair (“VA”); agencies of the United States government. An additional 66.8%, or $112,874, of the mortgage-backed securities outstanding were issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Federal Home Loan Bank (“FHLB”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, but only comprise approximately 21.6%, or $36,594, of the outstanding mortgage-backed securities at December 31, 2012. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

NOTE 4 – LOANS

Major classifications of loans as of December 31, 2012 and 2011 are as follows:

	2012	2011

Commercial	$108,890	$91,750
Real estate:
Residential	127,315	143,456
Commercial	291,992	317,198

Construction	40,901	53,606
Consumer	7,882	8,809
Municipal	18,970	16,577
Total	595,950	631,396
Less:
Deferred loan origination fees, net of costs	(417)	(381)
Allowance for loan losses	(9,165)	(10,638)
Loans, net	$586,368	$620,377

Loans having a carrying value of $97,507 and $105,114 are pledged as collateral for borrowings from the FHLB at December 31, 2012 and 2011, respectively.

Certain directors and officers of the Company and the Bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, are considered related parties and were loan customers of the Bank during 2012 and 2011.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A summary of the changes in related party loans is as follows:

	For the year ended December 31,
	2012	2011

Balance at beginning of year	$7,115	$5,787
New loans made	2,400	3,422
Repayments received	(2,200)	(2,064)
Reclassification for loans related to new/former officers and directors	(166)	(30)
Balance at end of year	$7,149	$7,115

Changes in the allowance for loan losses were as follows:

	For the year ended December 31,
	2012	2011	2010
Balance at beginning of year	$10,638	$11,502	$9,600
Provision charge to operations	5,425	5,050	7,350
Recoveries	774	709	3,141
Loans charged off	(7,672)	(6,623)	(8,589)
Balance at end of year	$9,165	$10,638	$11,502

Information regarding impaired loans is as follows:

	December 31,
	2012	2011

Impaired loans with no allocated allowance for loan loss	$12,943	$35,872
Impaired loans with allocated allowance for loan loss	5,437	5,720
Allowance allocated to impaired loans	1,340	1,035

	For the year ended December 31,
	2012	2011	2010
Average impaired loans during the period	$26,212	$39,245	$20,942
Interest income recognized during impairment	325	2,187	217
Cash-basis interest income recognized	110	98	210

Nonperforming and restructured loans were as follows:

	December 31,
	2012	2011

Loans past due over 90 days still on accrual	$—	$—
Loans restructured in a troubled debt restructuring non-accruing	3,724	4,341
Nonaccrual loans	10,724	15,242
Total nonperforming loans	$14,448	$19,583
Restructured loans, accruing interest	$3,931	$22,009

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $573, $1,250 and $873 for the years ended December 31, 2012, 2011 and 2010 respectively.

A breakdown of the ALL and recorded investments in loans at December 31, 2012 is as follows:

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$1,231	$1,995	$5,467	$770	$161	$—	$1,014	$10,638

Charge-offs	(781)	(1,216)	(5,075)	(492)	(108)	—	—	(7,672)
Recoveries	25	74	557	87	31	—	—	774
Provision	177	805	4,838	313	18	—	(726)	5,425

Ending Balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Loans:
Ending balance	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$—	$595,533
ALL	(652)	(1,658)	(5,787)	(678)	(102)	—	(288)	(9,165)
Recorded investment	$40,249	$125,657	$285,788	$108,212	$7,780	$18,970	$(288)	$586,368

Ending balance:
Individually evaluated	$1,243	$1,488	$21,010	$1,666	$26	$—	$—	$25,433
Collectively evaluated	39,658	125,827	270,565	107,224	7,856	18,970	—	570,100
Total	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$—	$595,533

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A breakdown of the ALL and recorded investments in loans at December 31, 2011 is as follows:

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

The Company’s recorded investment in loans as of December 31, 2012 and 2011 shown above is broken down by portfolio segment and impairment methodology.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
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

In addition to the risk grading on commercial loans, real estate mortgage, consumer, and municipal loans are included in the 0001-0005 category until such time as the loan becomes past due 90 days or more or is moved to nonaccrual status at which point the loan is rated 0007.

Below is a breakdown of loans by risk grading as of December 31, 2012:

	0001-0005	0006A	0006B	0007(1)	Total

Commercial	$102,038	$1,835	$3,351	$1,666	$108,890
Commercial real estate	232,298	19,964	18,720	21,010	291,992
Construction	32,195	5,924	1,539	1,243	40,901
	366,531	27,723	23,610	23,919	441,783
Real estate residential	123,343	1,159	630	2,183	127,315
Consumer	7,856	—	—	26	7,882
Municipal	18,970	—	—	—	18,970
Total	$516,700	$28,882	$24,240	$26,128	$595,950
Deferred loan origination fees					(417)
Total loans					$595,533
Percent of total loans	86.7%	4.8%	4.1%	4.4%	100.0%

(1)	Included in the 0007 rated loans are $7,749 of loans that are not impaired because the fair value of the underlying collateral exceeds the outstanding principal of the loan balance.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

Below is a breakdown of loss by risk grading as of December 31, 2011:

	0001-0005	0006A	0006B	0007 (2)	Total

Commercial	$84,652	$4,618	$1,051	$1,429	$91,750
Commercial real estate	227,815	43,690	11,592	34,101	317,198
Construction	37,636	6,218	3,323	6,429	53,606
	350,103	54,526	15,966	41,959	462,554
Real estate residential	137,379	391	885	4,801	143,456
Consumer	8,791	—	—	18	8,809
Municipal	16,577	—	—	—	16,577
Total	$512,850	$54,917	$16,851	$46,778	$631,396
Deferred loan origination fees					(381)
Total loans					$631,015
Percent of total loans	81.2%	8.7%	2.7%	7.4%	100.0%

(2)	Included in the 0007 rated loans are $5,186 of loans that are not impaired because the fair value of the underlying collateral exceeds the outstanding principal of the loan balance.

A summary of past due loans at December 31 are as follows:

	2012
	30-89 Days Past Due (accruing)	90 Days & Over or on Nonaccrual	Total

Construction	$—	$1,042	$1,042
Real estate – mortgage	618	988	1,606
Real estate – commercial	1,715	11,408	13,123
Commercial	903	984	1,887
Consumer	29	26	55
Municipal	—	—	—
Total	$3,265	$14,448	$17,713

	2011
	30-89 Days Past Due (accruing)	90 Days & Over or on Nonaccrual	Total

Construction	$435	$4,945	$5,380
Real estate – mortgage	845	2,676	3,521
Real estate – commercial	2,072	11,660	13,732
Commercial	41	259	300
Consumer	59	43	102
Municipal	—	—	—
Total	$3,452	$19,583	$23,035

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A summary of troubled debt restructurings at December 31 is as follows:

	2012		2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	5	455	3	1,432
Real estate – commercial	12	7,186	24	24,528
Commercial	1	14	2	390
Consumer	—	—	—	—
Municipal	—	—	—	—
Total	18	$7,655	29	$26,350

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A roll forward of troubled debt restructuring during the year ended December 31, 2012 is as follows:

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Total
Accruing
Beginning balance	$—	$1,432	$20,203	$374	$—	$—	$22,009

Principal payments	—	(699)	(379)	(374)	—	—	(1,452)
Charge-offs	—	(195)	—	—	—	—	(195)
Advances	—	—	47	—	—	—	47
New restructureds	—	457	1,017	—	—	—	1,474
Transfers to foreclosed properties	—	(500)	(110)	—	—	—	(610)
Transfers to nonaccrual	—	—	(9,710)	—	—	—	(9,710)
Transfers out of TDRs	—	(40)	(7,592)	—	—	—	(7,632)
Ending Balance	$—	$455	$3,476	$—	$—	$—	$3,931

Nonaccrual
Beginning balance	$—	$—	$4,325	$16	$—	$—	$4,341
Principal payments	—	—	(3,889)	(2)	—	—	(3,891)
Charge-offs	—	—	(2,871)	—	—	—	(2,871)
Advances	—	—	195	—	—	—	195
New restructureds	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	(3,760)	—	—	—	(3,760)
Transfers from accruing	—	—	9,710	—	—	—	9,710
Transfers out of TDRs	—	—	—	—	—	—	—
Ending Balance	$—	$—	$3,710	$14	$—	$—	$3,724

Totals
Beginning balance	$—	$1,432	$24,528	$390	$—	$—	$26,350
Principal payments	—	(699)	(4,268)	(376)	—	—	(5,343)
Charge-offs	—	(195)	(2,871)	—	—	—	(3,066)
Advances	—	—	242	—	—	—	242
New restructureds	—	457	1,017	—	—	—	1,474
Transfers to foreclosed properties	—	(500)	(3,870)	—	—	—	(4,370)
Transfers out of TDRs	—	(40)	(7,592)	—	—	—	(7,632)

Ending Balance	$—	$455	$7,186	$14	$—	$—	$7,655

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A roll forward of troubled debt restructuring during the year ended December 31, 2011 is as follows:

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Total
Accruing
Beginning balance	$—	$44	$12,661	$385	$—	$—	$13,090

Principal payments	—	(3)	(401)	(11)	—	—	(415)
Charge-offs	—	—	(174)	(160)	—	—	(334)
Advances	—	—	40	—	—	—	40
New restructured	—	1,391	13,360	—	—	—	14,751
Class transfers	—	—	(160)	160	—	—	—
Transfers to nonaccrual	—	—	(5,123)	—	—	—	(5,123)

Ending Balance	$—	$1,432	$20,203	$374	$—	$—	$22,009

Nonaccrual
Beginning balance	$—	$—	$585	$18	$20	$—	$623

Principal payments	—	—	(296)	(2)	(20)	—	(318)
Charge-offs	—	—	(1,096)	—	—	—	(1,096)
Advances	—	—	9	—	—	—	9
New restructured	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers from accruing	—	—	5,123	—	—	—	5,123

Ending Balance	$—	$—	$4,325	$16	$—	$—	$4,341

Totals
Beginning balance	$—	$44	$13,246	$403	$20	$—	$13,713

Principal payments	—	(3)	(697)	(13)	(20)	—	(733)
Charge-offs	—	—	(1,270)	(160)	—	—	(1,430)
Advances	—	—	49	—	—	—	49
New restructured	—	1,391	13,360	—	—	—	14,751
Class transfers	—	—	(160)	160	—	—	—

Ending Balance	$—	$1,432	$24,528	$390	$—	$—	$26,350

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

At December 31, 2012, there were no outstanding unfunded commitments to customers whose terms have been modified in a troubled debt restructuring.

Restructured loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule changes, interest rate reductions, or principal charge-offs (“A/B Note Structure”). During the year ended December 31, 2012, restructured loan modifications primarily consisted of loans in the real estate-commercial category. Reasons for restructuring were principal charge-offs, interest rate concessions, and term extensions.

A summary of troubled debt restructurings as of December 31, 2012 by restructure type is as follows:

	Accruing	Nonaccruing	Total
A/B Note Structure	$147	$3,297	$3,444
Payment schedule changes	1,751	427	2,178
Interest rate reduction	2,033	—	2,033
Total	$3,931	$3,724	$7,655

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

Information regarding impaired loans is as follows:

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

December 31, 2012	Construction	Real Estate-Mortgage	Real Estate-Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$130	$703	$3,261	$—	$3	$—	$—	$4,097
Unpaid principal balance	153	897	4,370	13	4	—	—	5,437
Related allowance	23	194	1,109	13	1	—	—	1,340
With no related allowance recorded:
Recorded investment	$889	$547	$10,516	$971	$20	$—	$—	$12,943
Unpaid principal balance	889	547	10,516	971	20	—	—	12,943
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$1,019	$1,248	$13,777	$971	$25	$—	$—	$17,040
Unpaid principal balance	1,042	1,442	14,886	984	26	—	—	18,380
Related allowance	23	194	1,109	13	1	—	—	1,340
Average recorded investment during year	$2,889	$2,582	$22,518	$791	$18	$—	$—	$28,798
Interest income recognized while impaired	$2	$87	$230	$6	$—	$—	$—	$325

December 31, 2011	Construction	Real Estate-Mortgage	Real Estate-Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$2,667	$904	$1,103	$—	$11	$—	$—	$4,685
Unpaid principal balance	2,852	1,096	1,702	54	16	—	—	5,720
Related allowance	185	192	599	54	5	—	—	1,035
With no related allowance recorded:
Recorded investment	$2,093	$3,011	$30,156	$612	$—	$—	$—	$35,872
Unpaid principal balance	2,093	3,011	30,156	612	—	—	—	35,872
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$4,760	$3,915	$31,259	$612	$11	$—	$—	$40,557
Unpaid principal balance	4,945	4,107	31,858	666	16	—	—	41,592
Related allowance	185	192	599	54	5	—	—	1,035
Average recorded investment during year	$4,942	$4,327	$30,080	$529	$15	$—	$—	$39,893
Interest income recognized while impaired	$277	$311	$1,512	$66	$21	$—	$—	$2,187

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 5 – PREMISES AND EQUIPMENT

	December 31,
	2012	2011

Land	$5,114	$5,407
Buildings and improvements	23,317	25,754
Equipment	12,137	12,433
	40,568	43,594
Less accumulated depreciation	19,750	20,641

Premises and equipment, net	$20,818	$22,953

Depreciation expense was $1,295, $1,338 and $1,330 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6 – FORECLOSED PROPERTIES, NET

Foreclosed properties are summarized as follows:

	For the year ended December 31,
	2012	2011	2010
Beginning balance	$14,913	$19,934	$17,768
Transfer of loan collateral to foreclosed properties	9,487	5,127	5,587
Sale proceeds, net	(8,040)	(7,419)	(2,520)
Net gain from disposal of foreclosed properties	194	205	39
Valuation allowance related to properties disposed	(2,220)	(2,934)	(940)
Total foreclosed properties	14,334	14,913	19,934
Valuation allowance for losses	(3,858)	(2,794)	(3,982)
Total foreclosed properties, net	$10,476	$12,119	$15,952

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 6 – FORECLOSED PROPERTIES, NET (Continued)

Changes in the valuation allowance for losses on foreclosed properties were as follows:

	For the year ended December 31,
	2012	2011	2010
Beginning balance	$2,794	$3,982	$2,773
Provision charged to operations	3,284	1,746	2,149
Amounts related to properties disposed	(2,220)	(2,934)	(940)

Balance at end of year	$3,858	$2,794	$3,982

NOTE 7 – MORTGAGE SERVICING RIGHTS

The Bank has obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market with servicing retained. Mortgage servicing rights (MSRs) are recorded when loans are sold in the secondary market with servicing retained. On a monthly basis MSRs are valued based on available market information. The Bank does not hedge against the risk of changes in fair value.

Changes in the carrying value of MSRs are as follows:

	For the year ended December 31,
	2012	2011
Balance at beginning of period	$634	$746
Addition from loans sold with servicing retained	398	180
Loan payments and payoffs	(212)	(198)
Changes in valuation	19	(94)
Fair value of MSRs at the end of period	$839	$634
Unpaid principal balance of loans serviced at December 31	$117,560	$84,797

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 8 – DEPOSITS

The following is a summary of deposits by type at December 31:

	2012	2011
Noninterest-bearing demand deposits	$132,477	$104,446
Interest-bearing demand deposits	150,168	146,743
Savings deposits	38,714	37,218
Money market deposits	256,987	273,261
Time deposits $100,000 and greater	88,213	125,376
Other time deposits	139,456	178,143

Total deposits	$806,015	$865,187

Brokered certificates of deposit included above	$31,328	$43,234

At December 31, 2012, the scheduled maturities of time deposits were as follows:

2013	$148,128
2014	60,017
2015	15,806
2016	3,718
2017	—
$227,669

Deposits from the Company’s directors and officers held by the Bank at December 31, 2012 and 2011 amounted to $5,713 and $6,507, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

A summary of FHLB advances at December 31 is as follows:

Year of Maturity	2012	Weighted Average Rate	2011	Weighted Average Rate
2012	$—	—%	$15,000	1.51%
2013	15,000	1.62	15,000	1.62
2014	13,000	2.13	13,000	2.13
2015	12,000	2.39	12,000	2.39
Total fixed maturity	$40,000	2.02%	$55,000	1.88%

Maximum month-end amounts outstanding were $55,000 and $70,000 during the years ended December 31, 2012 and 2011, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. FHLB advances are secured by $61,732 of real estate mortgages, $35,775 of home equity lines and $9,187 of mortgage-backed and U.S. government sponsored agency securities. All advances are fixed rate. During the third quarter of 2012, $15,000 of borrowings matured and were not renewed.

NOTE 10 – REPURCHASE AGREEMENTS

Short-term borrowings consisted of the following at December 31:

	2012	2011
Securities sold under agreements to repurchase	$51,568	$47,566

Average amounts outstanding during year	$27,578	$26,013
Maximum month-end amounts outstanding	51,568	47,566
Average interest rates on amounts outstanding at end of year	0.35%	0.41%
Average interest rates on amounts outstanding during year	0.22%	0.30%

NOTE 11 – SUBORDINATED DEBENTURES

On March 31, 2006, the Company issued $16.1 million of trust preferred securities (“Debentures”) and $0.5 million of trust common securities through its wholly-owned subsidiary, Baylake Capital Trust II (“the Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.66% at December 31, 2012). Trust II’s ability to pay amounts due on the debentures is solely dependent upon the Company making payment on the related subordinated debentures to the Trust. The Company’s obligations under the subordinated debentures include a conditional guarantee by the Company of the Trust’s obligations under the trust securities issued by the trust. In addition, under the terms of the Debentures, the Company would be precluded from paying dividends on the Company’s common stock if the Company was in default under the Debentures, if the Company exercised its right to defer payments of interest on the Debentures or if certain related defaults occurred. During the first three quarters of 2011, the Company exercised its right to defer the interest payments owing under the agreements. In the fourth quarter of 2011, however, the Company made all payments due under the agreements, including the deferral payments. At December 31, 2012 and 2011, the Company is current on all required payments.

NOTE 12 – CONVERTIBLE PROMISSORY NOTES

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) totaling $9.45 million. The Convertible Notes offering was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 12 – CONVERTIBLE PROMISSORY NOTES (Continued)

The Convertible Notes accrue interest at a fixed rate of 10% payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The Company is not obligated to register the common stock issued on the conversion of the Convertible Notes. During the fourth quarter of 2012, $50 of Convertible Notes was converted to 10,000 common shares at the investor’s option.

The Company incurred debt issuance costs of $179 in conjunction with the sale of the Convertible Notes. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which is October 1, 2014.

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

Prompt corrective action regulations provide five capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2012, regulatory notifications categorized the Bank and the Company as well capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

Effective December 29, 2010, the Company and the Bank entered into a Written Agreement (“Written Agreement”) with the Reserve Bank and the State of Wisconsin Department of Financial Institutions (“WDFI”). Under the terms of the Written Agreement, both the Company and the Bank agreed to, among other things: (a) submit for approval plans to permit the Company to maintain sufficient consolidated capital and the Bank, to maintain sufficient stand-alone capital; (b) comply with applicable notice provisions with respect to the appointment of new directors and senior executive officers of the Company and the Bank and legal and regulatory limitations on indemnification payments and severance payments; and (c) refrain from declaring or paying dividends absent prior regulatory approval. Effective June 4, 2012, the FRB and WDFI terminated the Written Agreement. In place of the Written Agreement, an informal agreement was entered into June 19, 2012, between the Company and the FRB and WDFI. This informal agreement required the Company and Bank to (i) refrain from declaring or paying dividends absent prior regulatory approval, (ii) submit capital plans as evidence of sufficient capital and (iii) submit an annual business plan and budget at least 30 days prior to the beginning of the year. The informal agreement was terminated effective December 14, 2012.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 13 – CAPITAL MATTERS (Continued)

Regulatory restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the WDFI if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. During 2011, no dividends were declared. During 2012, the Company sought and received approval to declare and pay dividends of $0.08 per share or $635. The restriction requiring approval prior to declaration of dividends was removed at the time the informal agreement was terminated in December 2012. On January 15, 2013, the Company declared a dividend of $0.04 per share to shareholders of record on February 11, 2013.

The Company’s and the Bank’s risk-based capital and leverage ratios at December 31, 2012 and 2011 are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Total Capital to Risk-Weighted Assets
Consolidated	$109,932	15.96%	$55,111	8.00%	N/A	N/A
Bank	109,358	15.89%	55,047	8.00%	$68,809	10.00%
Tier 1 (Core) Capital to Risk-Weighted Assets
Consolidated	91,914	13.34%	27,556	4.00%	N/A	N/A
Bank	100,750	14.64%	27,524	4.00%	41,286	6.00%
Tier 1 (Core) Capital to Average Assets
Consolidated	91,914	9.41%	39,056	4.00%	N/A	N/A
Bank	100,750	10.31%	39,101	4.00%	48,876	5.00%

2011
Total Capital to Risk-Weighted Assets
Consolidated	$101,446	13.54%	$59,928	8.00%	N/A	N/A
Bank	100,268	13.38%	59,961	8.00%	$74,952	10.00%
Tier 1 (Core) Capital to Risk-Weighted Assets
Consolidated	82,617	11.03%	29,964	4.00%	N/A	N/A
Bank	90,883	12.13%	29,981	4.00%	44,971	6.00%
Tier 1 (Core) Capital to Average Assets
Consolidated	82,617	7.93%	41,648	4.00%	N/A	N/A
Bank	90,883	8.72%	41,711	4.00%	52,139	5.00%

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments include off balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees are recorded at fair value. The Company does not use forward loan sale commitments.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
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

	December 31,
	2012	2011

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$230,351	$224,798
Standby letters of credit	15,499	12,468

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties. Fixed rate commitments totaled $15,666 and $15,870 at December 31, 2012 and 2011, respectively, with rates ranging from 2.00% to 8.75% in 2012 and 1.75% to 9.95% in 2011.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of customers to a third party. These are primarily issued to support private borrowing arrangements. The commitments expire in decreasing amounts through 2017, with a majority expiring by December 31, 2015. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company does not require collateral as support for the commitments. Collateral is secured as commitments are funded.

In 2012, 2011 and 2010, impairment charges of $0, $68 and $737 were taken, respectively, on standby letters of credit which were issued by the Company on behalf of customers to accommodate their borrowings with third parties. The provision for impairment charges related to the establishment of a liability for the Company’s expected losses on outstanding letters of credit. During the second quarter of 2012, the collateral securing the letter of credit was sold to an unrelated third party who assumed the letter of credit. The liability for the guarantees was reduced to zero and no further impairment charges were recognized. At December 31, 2012 and 2011, the carrying value recorded by the Company as a liability for those guarantees was $0 and $1,995, respectively.

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

The Company does not use interest rate contracts (e.g. swaps) or other derivatives to manage interest rate risk and does not have any of these instruments outstanding as of and for the years ended December 31, 2012, 2011 and 2010.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 15 – RETIREMENT PLANS

The subsidiary has a 401(k) profit sharing plan covering all employees who qualify as to age and length of service. The discretionary employer contributions paid and expensed under all plans totaled $366, $367 and $359 in 2012, 2011 and 2010, respectively. Certain officers and directors of the Company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $324, $140, and $329 in 2012, 2011, and 2010, respectively. The aggregate amount of deferred compensation included in other liabilities in the consolidated balance sheets is $3,230 and $3,305 in 2012 and 2011, respectively. The Company has established the Baylake Bank Supplemental Executive Retirement Plan (“SERP Plan”), which is intended to provide certain management and highly compensated employees of the Company who have contributed and are expected to continue to contribute to the Company’s success, deferred compensation in addition to that available under the Company’s other retirement programs. Costs amounting to $222, $33 and $210 are included in the amounts charged to expense for 2012, 2011 and 2010, respectively. The Company has ceased making contributions to the Plan at the present time and does not expect to resume making contributions to the Plan in the foreseeable future.

NOTE 16 – INCOME TAXES

Income tax expense (benefit) consists of the following:

	For the year ended December 31,
	2012	2011	2010
Current income taxes
Federal	$1,699	$1,123	$438
State	(35)	37	(17)
	1,664	1,160	421
Deferred income taxes
Federal	159	(145)	(1,335)
State	(340)	392	(2)
	(181)	247	(1,337)
Income tax expense (benefit)	$1,483	$1,407	$(916)

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2012	2011	2010
Income tax expense based on statutory rate (34%)	$3,103	$2,000	$75
State income tax expense (benefit) net of federal tax expense (benefit)	(905)	284	(12)
Effect of tax-exempt interest income	(687)	(684)	(686)
Life insurance death benefit and earnings	(295)	(254)	(167)
Equity in income of UFS subsidiary	(184)	(222)	(164)
State valuation allowance reversal	658	—	—
Other	(207)	283	38

Expense (benefit) based on effective tax rates	$1,483	$1,407	$(916)

For purposes of calculating its tax provision, the Company anticipates that the undistributed earnings in the UFS subsidiary will be distributed back to the Company in the form of dividends.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 16 – INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a summary of the significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2012 and 2011:

	2012	2011
Deferred income tax assets
Allowance for loan losses	$3,594	$4,172
Off-balance sheet credit losses	—	289
Deferred loan fees	163	149
Deferred compensation	1,532	1,616
Nonaccrual loans	246	176
Accrued vacation pay	570	584
OREO property valuation/expenses	2,960	1,600
Donations	—	212
Deferred tax credits-AMT	2,638	2,741
Federal net operating loss carry forwards (NOLs)	—	507
State net operating loss carry forwards (NOLs)	986	1,583
Other	151	117
Total deferred tax assets before valuation allowance	12,840	13,746
Valuation allowance	—	(658)
Net deferred tax assets after valuation allowance	12,840	13,088
Deferred income tax liabilities
Depreciation	1,798	1,826
FHLB stock dividends	419	791
Mortgage loan servicing	165	49
Net unrealized gain on securities available for sale	3,437	2,469
Equity in UFS subsidiary	464	583
Prepaid expenditures	143	141
Other	56	84
Total deferred income tax liabilities	6,482	5,943
Net deferred income tax assets	$6,358	$7,145

The Company has federal net operating loss carry forwards of approximately $0 and $1,406 and state net operating loss carry forwards of $18,917 and $28,777 at December 31, 2012 and December 31, 2011, respectively. $5,000 of the state net operating losses expire annually beginning in 2024 with the remainder expiring in 2031.

The Company carried a valuation allowance to reduce deferred income tax assets related to state net operating loss carry forwards to an amount which the Company believed the benefit would more likely than not be realized. Based on an assessment by the Company in the fourth quarter of 2012, it was determined the valuation allowance was no longer required. The valuation allowance of $658 was reduced to zero, with an offsetting reduction to income tax expense.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2012	2011	2010

Balance	$174	$—	$177
Additions for tax positions of prior years	—	174	—
Settlements	(174)	—	(177)
Balance, end of year	$—	$174	$—

The 2010 gross tax liability was related to income earned by the Company’s subsidiary located in the state of Nevada. Due to the State of Wisconsin Department of Revenue’s (“WDOR”) change in position on the taxability of income from Nevada subsidiaries, and based on the Company’s analysis, there was an accrued liability at December 31, 2009. On November 10, 2008, the Company entered into a settlement agreement with the WDOR related to this issue. The final payment was made in 2010, thus reducing the gross tax liability to zero.

As of December 31, 2011, the gross unrecognized tax benefits represented estimated tax and interest costs related to an IRS audit for the 2009 tax year. In January 2012, the Company and the IRS reached a tentative settlement agreement to finalize the audit and the Company paid interest of $34. The excess liability of $140 was reversed when the audit was finalized in the fourth quarter of 2012.

The Company and its subsidiaries are subject to U.S. federal and Wisconsin state income tax. The Company and its subsidiaries file a consolidated federal income tax return and a combined Wisconsin tax return. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2009 and for Wisconsin state income taxes for years before 2008. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The amount of interest in unrecognized tax benefits at December 31, 2011 and December 31, 2012 is $34 and $0, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands, except per share data)

NOTE 17 – EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

	For the year ended December 31,
	2012	2011	2010
Basic
Net income	$7,642	$4,476	$1,137
Weighted average common shares outstanding	7,926,424	7,911,539	7,911,539

Basic earnings per common share	$0.96	$0.57	$0.14

Diluted
Net income	7,642	4,476	1,137
Earnings from assumed conversion of convertible debentures	593	—	—
Net income	$8,235	$4,476	$1,137
Weighted average common shares outstanding for basic earnings per share	7,926,424	7,911,539	7,911,539
Add: Dilutive effects of assumed exercises of stock options and vesting of restricted stock units	29,116	4,842	—

Add: Dilutive effects of convertible promissory notes	1,880,000	—	—
Average shares and dilutive potential common shares	9,835,540	7,916,381	7,911,539

Diluted earnings per common share	$0.84	$0.57	$0.14

Additional common stock option shares that have not been included due to their antidilutive effect	93,152	112,400	49,628
Additional common stock convertible debenture shares that have not been included due to their antidilutive effect	—	1,890,000	1,890,000

NOTE 18 – STOCK OPTION PLAN

The Company has a non-qualified stock option plan (the “Option Plan”) under which certain officers and key salaried employees may purchase shares of the Company’s stock at an established exercise price. Unless earlier terminated, these options expire ten years from the date of grant. The options vest over a five-year period becoming exercisable 20% per year, commencing one year from date of grant. This plan expired in 2003; however, options remain outstanding under the Option Plan. There was no compensation expense recognized for this plan in 2012 and 2011. $1 of compensation expense, net of $0 income tax was charged against income in 2010. At December 31, 2012 and 2011, there was no unrecognized compensation cost related to the Option Plan and all options issued are fully vested. On February 4, 2013, 9,000 options to purchase common shares at $13.30 per share expired unexercised.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 18 – STOCK OPTION PLAN (Continued)

Stock Options
On April 1, 2012, the Company granted 73,015 stock options to certain members of management at the market value of the stock on the grant date, which was $6.20 per share. The options granted expire 10 years from date of grant and vest ratably over a five-year period. The fair value of the stock options granted was $2.51 per option, determined under the Black-Scholes option pricing model. Compensation cost to be recognized over the five-year vesting period, net of income tax, is $111.4. As of December 31, 2012, none of the options were vested and 4,443 options had been forfeited. Unrecognized compensation expense, net of income tax, is $88.9.

Restricted Stock Units
On April 1, 2012, the Company granted 73,015 RSUs to certain members of management at the market value of the stock, which was $6.20 per share. The RSUs were awarded at no cost to the employee and vest ratably over a five-year period. Compensation cost to be recognized over the five-year vesting period, net of income tax, is $275.2. As of December 31, 2012, none of the RSUs were vested. 4,443 RSUs were forfeited during 2012. Unrecognized compensation expense, net of income tax, is $219.5.

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

	2012		2011
Weighted average grant date fair value	$2.51		$3.08
Assumptions:
Risk-free interest rate	1.61%		2.68%
Expected volatility	43.72%		80.82%
Expected term (in years)	7	years	7	years
Expected dividend yield	1.29%		0.00%

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands, except per share data)

NOTE 18 – STOCK OPTION PLAN (Continued)

Activity in the stock option plans during 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	112,400	$7.27	—	$—
Granted	73,015	6.20	—	—
Exercised	(889)	—	—	—
Forfeited or expired	(21,245)	10.10	—	—
Outstanding at end of year	163,281	$6.44	7.48	$—

Exercisable at end of year	38,610	$10.20	3.31	$97

Fully vested and expected to vest	163,281	$6.44	7.48	$425

Activity in the stock option plans during 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	49,628	$13.73	—	$—
Granted	74,572	4.15	—	—
Exercised	—	—	—	—
Forfeited or expired	(11,800)	14.72	—	—
Outstanding at end of year	112,400	$7.27	6.46	$—

Exercisable at end of year	37,828	$13.42	1.06	$—

Fully vested and expected to vest	112,400	$7.27	6.46	$—

Activity in the stock option plan during 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	73,628	$17.40	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(24,000)	25.00	—	—
Outstanding at end of year	49,628	$13.73	1.45	$—

Exercisable at end of year	49,628	$13.73	1.15	$—

Fully vested and expected to vest	49,628	$13.73	1.15	$—

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 18 – STOCK OPTION PLAN (Continued)

The following options were outstanding at December 31, 2012:

Price Range	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Remaining Life
	Outstanding	Exercisable	Outstanding	Exercisable	(in Years)
$4.15	70,129	14,030	$4.15	$4.15	8.20
$6.20	68,572	—	6.20	—	9.25
$13.00 - 14.15	24,580	24,580	13.65	13.65	0.51
	163,281	38,610	6.44	10.20	7.48

Information related to the stock option plan during each year follows:

	2012	2011	2010
Intrinsic value of options exercised	$2	$—	$—
Cash received from option exercises	4	—	—
Tax benefit realized from option exercises	1	—	—

The following table summarizes information about the Company’s restricted stock unit activity for 2012 and 2011.

Restricted Stock Units

Activity in the restricted stock units during 2012 were as follows:

	RSUs	Weighted Average Grant Price
Outstanding at beginning of year	74,572	$4.15
Granted	73,015	6.20
Vested	(14,919)	4.15
Forfeited or expired	(7,997)	5.29
Outstanding at end of year	124,671	$5.28

Activity in the restricted stock units during 2011 were as follows:

	RSUs	Weighted Average Grant Price
Outstanding at beginning of year	—	$—
Granted	74,572	4.15
Vested	—	—
Forfeited or expired	—	—
Outstanding at end of year	74,572	$4.15

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS
December 31

	2012	2011
ASSETS
Cash and cash equivalents	$1,194	$1,764
Receivable from subsidiary	715	38
Deferred income taxes	96	50
Unamortized debt offering costs	63	98
Income tax receivable	—	109
Investment in subsidiaries	116,810	108,128
Other assets	3	3
Total assets	$118,881	$110,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest Payable	$237	$239
Debentures	16,100	16,100
Convertible promissory notes	9,400	9,450
Total liabilities	25,737	25,789
Stockholders’ equity	93,144	84,401
Total liabilities and stockholders’ equity	$118,881	$110,190

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31

	2012	2011	2010
Income
Dividends from subsidiaries	$789	$—	$—
Interest income	2	11	26
Total income	791	11	26

Expenses
Interest	1,277	1,252	1,136
Other	379	226	127
Total expenses	1,656	1,478	1,263
Loss before equity in undistributed net income of subsidiaries	(865)	(1,467)	(1,237)

Equity in undistributed net income of subsidiaries (earnings in excess of dividends)	7,202	5,368	1,889
Income before income taxes	6,337	3,901	652
Income tax benefit	(1,305)	(575)	(485)
Net income	$7,642	$4,476	$1,137

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 19 – CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31

	2012	2011	2010
Cash flows from operating activities:
Net income	$7,642	$4,476	$1,137
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed earnings of subsidiary (earnings in excess of dividends)	(7,202)	(5,368)	(1,889)
Recovery of deferred tax asset previously written off	(658)	—	—
Amortization of debt issuance costs	35	35	34
Net change in intercompany receivable	(19)	5	(24)
Other changes, net	267	265	(39)
Net cash flows provided by (used in) operating activities	65	(587)	(781)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes	—	—	4,100
Debt issuance costs	—	—	(5)
Surplus contributed to Bank	—	—	(3,075)
Dividends paid	(635)	—	—
Net cash provided by (used in) financing activities	(635)	—	1,020

Net change in cash and cash equivalents	(570)	(587)	239
Beginning cash and cash equivalents	1,764	2,351	2,112
Ending cash and cash equivalents	$1,194	$1,764	$2,351

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010
(Dollar amounts in thousands)

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA

The following is selected unaudited financial data summarizing the results of operations for each quarter in the years ended December 31, 2012 and 2011:

	2012 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$10,318	$9,982	$9,722	$9,164
Interest expense	1,998	1,784	1,592	1,381
Net interest income	8,320	8,198	8,130	7,783
Provision for loan losses	1,750	2,275	1,100	300
Net interest income after PLL	6,570	5,923	7,030	7,483
Noninterest income	3,045	4,342	3,250	3,186
Noninterest expense	7,833	8,877	7,255	7,739
Income before income tax expense (benefit)	1,782	1,388	3,025	2,930
Provision (benefit) for income tax	450	94	940	(1)
Net income	$1,332	$1,294	$2,085	$2,931

Basic earnings per share	$0.17	$0.16	$0.26	$0.37
Diluted earnings per share	$0.15	$0.15	$0.23	$0.31

	2011 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$10,634	$10,508	$10,451	$10,529
Interest expense	2,604	2,462	2,344	2,172
Net interest income	8,030	8,046	8,107	8,357
Provision for loan losses	1,300	1,950	1,200	600
Net interest income after PLL	6,730	6,096	6,907	7,757
Noninterest income	2,614	2,421	2,106	2,879
Noninterest expense	8,714	7,855	7,208	7,850
Income before income tax expense (benefit)	630	662	1,805	2,786
Provision (benefit) for income tax	(21)	(113)	508	1,033
Net income	$651	$775	$1,297	$1,753

Basic earnings per share	$0.08	$0.10	$0.16	$0.22
Diluted earnings per share	$0.08	$0.10	$0.16	$0.22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Management’s Report on Internal Control over Financial Reporting: The report of our management on our internal control over financial reporting appears on page 60 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections titled “Proposal No. 1, Election of Directors,” “Information on Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” contained in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled “Director Fees and Benefits”, “Compensation Discussion and Analysis”, “Board of Directors Compensation Committee Report on Management Compensation”, and “Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the section titled “Ownership of Baylake Common” contained in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	153,281	$5.94	470,820
Equity compensation plans not approved by security holders**	10,000	14.15	—
Total	163,281	$6.44	470,820

** These options represent options granted with the same terms and conditions as those granted under the 1993 Stock Option Plan, as amended, but after expiration of that Plan. The total number of options granted was less than the total authorized under the Plan, which was adopted with shareholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the section titled “Certain Transactions with Management” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the section titled “Principal Accountant Fees and Services” in the definitive proxy statement for our 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

Date: March 1, 2013

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

/s/ Robert W. Agnew	/s/ Louis J. “Rick” Jeanquart
Robert W. Agnew, Director Co-Chairman of the Board	Louis J. “Rick” Jeanquart, Director

/s/ Richard A. Braun	/s/ Kevin L. LaLuzerne
Richard A. Braun, Director Co-Chairman of the Board	Kevin L. LaLuzerne, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Robert J. Cera	/s/ Elyse Mollner Stackhouse
Robert J. Cera, President and Chief Executive Officer and Director (Principal Executive Officer)	Elyse Mollner Stackhouse, Director

/s/ Roger G. Ferris	/s/ Joseph J. Morgan
Roger G. Ferris, Director	Joseph J. Morgan, Director

/s/ Terrence R. Fulwiler	/s/ Dean J. Nolden
Terrence R. Fulwiler, Director	Dean J. Nolden, Director

/s/ Dee Geurts-Bengston	/s/ William Parsons
Dee Geurts-Bengston, Director	William Parsons, Director

/s/ Thomas L. Herlache	/s/ Paul Jay Sturm
Thomas L. Herlache, Director	Paul Jay Sturm, Director

* Each of the above signatures is affixed as of March 1, 2013.

Exhibit No.	Description

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