Form 10-Q
period 2013-03-31
BAYLAKE CORP
filed 2013-05-01
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of May 1, 2013 was 7,969,552 shares.

BAYLAKE CORP.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2013 (unaudited) and December 31, 2012
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$40,486	$109,621
Federal funds sold	105	1,018
Securities available for sale	245,823	242,019
Loans held for sale	4,415	894
Loans, net of allowance of $8,313 and $9,165 at March 31, 2013 and December 31, 2012, respectively	583,089	586,368
Cash surrender value of life insurance	23,139	23,061
Premises and equipment, net	20,850	20,818
Premises and equipment held for sale	1,068	1,068
Federal Home Loan Bank stock	3,598	3,598
Foreclosed properties, net	8,579	10,476
Goodwill	6,641	6,641
Deferred income taxes	6,027	6,358
Accrued interest receivable	3,095	2,752
Other assets	9,015	9,279
Total Assets	$955,930	$1,023,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$115,974	$132,477
Interest-bearing	642,988	673,538
Total Deposits	758,962	806,015

Federal Home Loan Bank advances	40,000	40,000
Repurchase agreements	29,110	51,568
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,400	9,400
Accrued expenses and other liabilities	8,094	7,744
Total Liabilities	861,666	930,827

Commitments and Contingencies - Note 15

Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,176,847 shares at March 31, 2013 and 8,158,360 at December 31, 2012; Outstanding-7,955,834 shares at March 31, 2013 and 7,937,347 at December 31, 2012	40,884	40,792
Additional paid-in capital	12,204	12,192
Retained earnings	39,886	38,448
Treasury stock (221,013 shares at March 31, 2013 and December 31, 2012)	(3,549)	(3,549)
Accumulated other comprehensive income	4,839	5,261
Total Stockholders’ Equity	94,264	93,144
Total Liabilities and Stockholders’ Equity	$955,930	$1,023,971

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months ended March 31, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,021	$8,010
Taxable securities	1,223	1,906
Tax exempt securities	374	372
Federal funds sold	35	30
Total Interest and Dividend Income	8,653	10,318
INTEREST EXPENSE
Deposits	763	1,394
Repurchase agreements	20	23
Federal Home Loan Bank advances and other debt	199	258
Subordinated debentures	67	78
Convertible promissory notes	244	245
Total Interest Expense	1,293	1,998
Net interest income	7,360	8,320
Provision for loan losses	600	1,750
Net interest income after provision for loan losses	6,760	6,570
NONINTEREST INCOME
Fees from fiduciary activities	251	240
Fees from loan servicing	150	159
Fees for other services to customers	1,103	1,168
Net gain on sale of loans	594	361
Net (loss) gain in valuation of mortgage servicing rights	(2)	18
Net (loss) gain on sale of securities	(12)	678
Net gain on sale of premises and equipment	—	2
Increase in cash surrender value of life insurance	78	93
Income in equity of UFS subsidiary	235	177
Other income	102	149
Total Noninterest Income	2,499	3,045
NONINTEREST EXPENSE
Salaries and employee benefits	4,185	4,427
Occupancy expense	524	624
Equipment expense	295	270
Data processing and courier expense	207	229
FDIC insurance expense	191	362
Operation of other real estate	199	596
Loan and collection expense	95	210
Other outside services	199	183
Other operating expenses	913	932
Total Noninterest Expense	6,808	7,833
Income before provision for income taxes	2,451	1,782
Provision for income taxes	696	450
Net Income	$1,755	$1,332
Basic earnings per share	$0.22	$0.17
Diluted earnings per share	$0.19	$0.15

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three months ended March 31, 2013 and 2012
(Dollar amounts in thousands)

	2013		2012

Net Income		$1,755		$1,332
Other comprehensive income (losses), net of tax
Unrealized gains (losses) on securities
Net unrealized holding gains (losses) arising during the period	$(747)		$1,779
Less: reclassification adjustment for losses (gains) included in net income	12		(678)
Tax effect	313		(434)
Other comprehensive income (loss)		(422)		667
Comprehensive income		$1,333		$1,999

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
Three months ended March 31, 2013
(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Stockholders’ Equity
	Shares	Amount

Balance, January 1, 2013	7,937,347	$40,792	$12,192	$38,448	$(3,549)	$5,261	$93,144

Net income for period				1,755			1,755
Net changes in unrealized loss on securities available for sale						(747)	(747)
Reclassification adjustment for net losses realized in income						12	12
Tax effect						313	313
Total comprehensive income							1,333
Stock-based compensation expense recognized, net			58	—	—	—	58
Vesting of Restricted Stock Units (“RSUs”)	14,027	70	(70)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	29	—	—	—	29
Exercise of stock options	4,460	22	(4)	—	—	—	18
Tax benefit from exercise of stock options/RSUs		—	4	—	—	—	4
Tax expense from forfeiture of unexercised stock options/RSUs		—	(5)				(5)
Cash dividends - ($0.04 per share)				(317)			(317)

Balance, March 31, 2013	7,955,834	$40,884	$12,204	$39,886	$(3,549)	$4,839	$94,264

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2013 and 2012
(Dollar amounts in thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$1,755	$1,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	314
Amortization of debt issuance costs	9	9
Provision for losses on loans	600	1,750
Net amortization of premium/discount on securities	745	757
Increase in cash surrender value of life insurance	(78)	(93)
Net realized loss (gain) on sale of securities	12	(678)
Net gain on sale of loans	(594)	(361)
Proceeds from sale of loans held for sale	22,851	19,558
Origination of loans held for sale	(25,889)	(19,222)
Change in valuation of mortgage servicing rights, net of payments and payoffs	2	(18)
Provision for valuation allowance on foreclosed properties	169	458
Net gain on sale of premises and equipment	—	(2)
Net gain on disposals of foreclosed properties	(118)	(39)
Provision (benefit) for deferred income tax expense	644	(34)
Stock-based compensation expense	58	27
Tax benefit from exercise/forfeiture of options	(1)	—
Income in equity of UFS subsidiary	(235)	(177)
Changes in assets and liabilities:
Accrued interest receivable and other assets	572	(811)
Income tax refund	(316)	—
Accrued expenses and other liabilities	350	(29)
Net cash flow from operating activities	858	2,741

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	—	17,121
Principal payments on securities available for sale	15,801	16,096
Purchase of securities available for sale	(21,097)	(26,937)
Proceeds from FHLB stock redemption	—	2,082
Proceeds from sale of foreclosed properties	2,049	792
Proceeds from sale of premises and equipment	—	2
Loan originations and payments, net	2,476	(10,916)
Additions to premises and equipment	(354)	(260)
Net change in federal funds sold	913	513
Dividend from UFS subsidiary	—	600
Net cash flow from investing activities	(212)	(907)

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2013 and 2012
(Dollar amounts in thousands)

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(47,053)	$(6,863)
Net change in federal funds purchased and repurchase agreements	(22,458)	(14,289)
Tax benefit from vesting of restricted stock units	29	12
Proceeds from exercise of stock options	18	—
Cash dividends paid	(317)	(79)
Net cash flow from financing activities	(69,781)	(21,219)
Net change in cash	(69,135)	(19,385)

Beginning cash	$109,621	$86,980
Ending cash	$40,486	$67,595

Supplemental cash flow information:
Interest paid	$1,292	$1,728
Income taxes (paid) refunded, net	316	(920)
Supplemental noncash disclosure:
Transfers from loans to foreclosed properties	$203	$3,858
Mortgage servicing rights resulting from sale of loans	111	45

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

1.

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiary Baylake Bank (the “Bank”), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc. and Baylake Insurance Agency, Inc. During the third quarter of 2012, operations of Baylake Insurance Agency, Inc., were discontinued and the book of business was sold to a third party. No cash proceeds were received in the transaction; however the Bank will receive future commissions for a three-year period based on insurance renewals on the sold book of business. The accompanying interim consolidated financial statements should be read in conjunction with the 2012 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three month periods ending March 31, 2013 and 2012. The consolidated results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events to May 1, 2013, the date the interim consolidated financial statements were issued.

2.	Use of Estimates

To prepare consolidated financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, value of foreclosed properties, other than temporary impairment of securities, mortgage servicing rights, income tax expense, and fair values of financial instruments are particularly subject to change.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2013		2012
(Numerator):
Net income available to common stockholders	$1,755		$1,332
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	148		149
Income available to common stockholders plus assumed conversions	$1,903		$1,481

(Denominator):
Weighted average number of common shares outstanding-basic	7,940,683		7,914,326
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options	20,446	(1)	—	(1)
Dilutive effect of restricted stock units	42,779	(2)	19,124
Dilutive effect of convertible promissory notes(3)	1,880,000		1,890,000
Dilutive potential common shares	1,943,225		1,909,124
Adjusted weighted-average shares	9,883,908		9,823,450

Basic Earnings Per Share	$0.22		$0.17
Diluted Earnings Per Share	$0.19		$0.15

(1)

At March 31, 2013 and 2012, respectively, there was 58,756 and 103,400 outstanding stock options which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

	(2)	At March 31, 2013, there were 35,177 outstanding restricted stock units which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(3)

At March 31, 2013 and 2012, respectively, the Company had $9.40 million and $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the conversion ratio if voluntary conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. At March 31, 2013 and 2012, respectively, the entire 1,880,000 and 1,890,000 of common shares are included since the average market price per share for the three months ended March 31, 2013 and 2012 exceeded the conversion price of $5.00 per share.

4.	Recent Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under GAAP. The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. The provisions of this guidance did not have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

In February 2013 the FASB has issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the Emerging Issues Task Force). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). Two of the Company’s securities available for sale at March 31, 2013 and December 31, 2012 were measured using Level 3 inputs.

Non-impaired loans and deposits - the fair value of fixed rate non-impaired loans and deposits and non-impaired variable rate loans and deposits with infrequent repricing or repricing limits, is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes (Level 3 inputs).

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
March 31, 2013

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

Convertible promissory notes - fair value of convertible promissory notes is based on current rates for similar financing (Level 3 inputs).

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$3,066	$—	$3,066	$—
Mortgage-backed securities	170,531	—	168,103	2,428
Asset-backed securities	4,305	—	4,305	—
Obligations of states and political subdivisions	60,168	—	60,168	—
Private placement and corporate bonds	6,099	2,537	3,562	—
Other securities	1,654	—	1,654	—
Total securities available for sale	245,823	2,537	240,858	2,428
Mortgage servicing rights	948	—	948	—
Total	$246,771	$2,537	$241,806	$2,428

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,011	$—	$2,011	$—
Mortgage-backed securities	169,121	—	166,018	3,103
Asset-backed securities	4,290	—	4,290	—
Obligations of states and political subdivisions	58,871	—	58,871	—
Private placement and corporate bonds	6,072	2,502	3,570	—
Other securities	1,654	—	1,654	—
Total securities available for sale	242,019	2,502	236,414	3,103
Mortgage servicing rights	839	—	839	—
Total	$242,858	$2,502	$237,253	$3,103

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three months ended March 31, 2013	For the year ended December 31, 2012
Balance, beginning of period	$3,103	$16,262
Transfer into Level 3	—	—
Net unrealized losses	(24)	542
Transfer out of Level 3	—	(10,593)
Principal payments	(651)	(3,108)
Balance, end of period	$2,428	$3,103

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,057	$—	$—	$1,057
Foreclosed properties, net	8,579	—	—	8,579
Total	$9,636	$—	$—	$9,636

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$4,097	$—	$—	$4,097
Foreclosed properties, net	10,476	—	—	10,476
Total	$14,573	$—	$—	$14,573

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$40,486	$40,486	$109,621	$109,621
Federal funds sold	105	105	1,018	1,018
Securities available for sale	245,823	245,823	242,019	242,019
Loans held for sale	4,415	4,481	894	908
Loans, net	583,089	582,976	586,368	587,166
Federal Home Loan Bank stock	3,598	3,598	3,598	3,598
Mortgage servicing rights	948	948	839	839
Foreclosed properties, net	8,579	8,579	10,476	10,476
Accrued interest receivable	3,095	3,095	2,752	2,752
FINANCIAL LIABILITIES
Deposits	$758,962	$759,498	$806,015	$806,820
Repurchase agreements	29,110	29,110	51,568	51,568
Federal Home Loan Bank advances	40,000	40,296	40,000	40,404
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,400	9,571	9,400	9,316
Accrued interest payable	767	767	766	766

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
March 31, 2013

(d) Federal Home Loan Bank Stock

It is not practical to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability. No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB. Management believes that the recorded value is fair value.

(e) Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates fair value.

(f) Deposits

The carrying amount of demand deposits (interest-bearing and noninterest-bearing), savings deposits, and money market deposits approximates fair value. The carrying amount of variable rate time deposits, including certificates of deposit, approximates fair value. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates.

(g) Repurchase Agreements

The carrying amount of repurchase agreements approximates fair value.

(h) Federal Home Loan Bank Advances

The carrying amount of variable rate FHLB advances approximates fair value. For fixed rate advances, fair value is based on discounted cash flows using current market interest rates.

(i) Subordinated Debentures

The carrying amount of variable rate subordinated debentures approximates fair value.

(j) Convertible Promissory Notes

The fair value of fixed rate convertible promissory notes is based on discounted cash flows using current market interest rates.

(k) Accrued Interest Payable

The carrying amount of accrued interest payable approximates fair value.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$3,066	$16	$—
Obligations of states and political subdivisions	60,168	3,903	(25)
Mortgage-backed securities	170,531	4,281	(727)
Asset-backed securities	4,305	155	(121)
Private placement and corporate bonds	6,099	480	—
Other securities	1,654	—	—
Totals	$245,823	$8,835	$(873)

	December 31, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$2,011	$3	$—
Obligations of states and political subdivisions	58,871	4,042	(4)
Mortgage-backed securities	169,121	4,839	(510)
Asset-backed securities	4,290	113	(229)
Private placement and corporate bonds	6,072	443	—
Other securities	1,654	—	—
Totals	$242,019	$9,440	$(743)

At March 31, 2013 and December 31, 2012, the mortgage-backed securities portfolio was $170.5 million, (69.4%) and $169.1 million, (69.9%), respectively, of the investment portfolios. Approximately 8.9%, or $15.2 million, of the mortgage-backed securities outstanding at March 31, 2013 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), the Small Business Administration (“SBA”) or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 71.9%, or $122.5 million, of the mortgage-backed securities outstanding at March 31, 2013 were issued by either the Federal National Mortgage Association (“FNMA”), the FHLB or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities and comprised approximately 19.2%, or $32.8 million of the outstanding mortgage-backed securities at March 31, 2013. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$3,248	$(25)	$—	$—	$3,248	$(25)
Mortgage-backed securities	32,035	(383)	8,075	(344)	40,110	(727)
Asset-backed securities	—	—	608	(121)	608	(121)
Total securities temporarily impaired	$35,283	$(408)	$8,683	$(465)	$43,966	$(873)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$529	$(4)	$—	$—	$529	$(4)
Mortgage-backed securities	14,502	(100)	6,456	(410)	20,958	(510)
Asset-backed securities	—	—	3,210	(229)	3,210	(229)
Total securities temporarily impaired	$15,031	$(104)	$9,666	$(639)	$24,697	$(743)

At March 31, 2013, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised three securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprised one security.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

7.	Loans

Loans held for investment, including purchased loan participations from other financial institutions and in the syndicated loan market, are summarized as follows (dollar amounts in thousands):

	March 31, 2013	December 31, 2012

Construction	$45,495	$40,901
Real estate-mortgage	124,107	127,315
Real estate-commercial	284,294	291,992
Commercial	110,728	108,890
Consumer	7,532	7,882
Municipal	19,654	18,970
Gross loans	591,810	595,950
Less: Deferred origination fees, net of costs	(408)	(417)
Less: Allowance for loan losses	(8,313)	(9,165)
Loans, net	$583,089	$586,368

Loans having a carrying value of $96.5 million and $97.5 million are pledged as collateral for borrowings from the FHLB at March 31, 2013 and December 31, 2012, respectively.

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2013 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Charge-offs	(1)	(202)	(1,210)	(118)	(17)	—	—	(1,548)
Recoveries	4	15	12	61	4	—	—	96
Provision	88	139	262	(10)	(17)	—	138	600
Ending balance	$743	$1,610	$4,851	$611	$72	$—	$426	$8,313

Loans:
Ending balance	$45,495	$124,107	$283,886	$110,728	$7,532	$19,654	$—	$591,402
ALL	(743)	(1,610)	(4,851)	(611)	(72)	—	(426)	(8,313)
Recorded investment	$44,752	$122,497	$279,035	$110,117	$7,460	$19,654	$(426)	$583,089

Ending balance:
Individually evaluated	$1,185	$1,595	$14,151	$1,918	$7	$—	$—	$18,856
Collectively evaluated	44,310	122,512	269,735	108,810	7,525	19,654	—	572,546
Total	$45,495	$124,107	$283,886	$110,728	$7,532	$19,654	$—	$591,402

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the twelve months ended December 31, 2012 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:

Beginning balance	$1,231	$1,995	$5,467	$770	$161	$—	$1,014	$10,638

Charge-offs	(781)	(1,216)	(5,075)	(492)	(108)	—	—	(7,672)
Recoveries	25	74	557	87	31	—	—	774
Provision	177	805	4,838	313	18	—	(726)	5,425
Ending balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Loans:
Ending balance	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$—	$595,533
ALL	(652)	(1,658)	(5,787)	(678)	(102)	—	(288)	(9,165)
Recorded investment	$40,249	$125,657	$285,788	$108,212	$7,780	$18,970	$(288)	$586,368

Ending balance:
Individually evaluated	$1,243	$1,488	$21,010	$1,666	$26	$—	$—	$25,433
Collectively evaluated	39,658	125,827	270,565	107,224	7,856	18,970	—	570,100
Total	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$—	$595,533

A summary of past due loans at March 31, 2013 and December 31, 2012 is as follows (dollar amounts in thousands):

	March 31, 2013
	30-89 Days Past Due (accruing)	90 Days & Over or on Non-accrual	Total

Construction	$491	$984	$1,475
Real estate – mortgage	721	954	1,675
Real estate – commercial	3,078	5,458	8,536
Commercial	699	1,236	1,935
Consumer	39	7	46
Municipal	—	—	—

Total	$5,028	$8,639	$13,667

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

	December 31, 2012
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

0005 - Satisfactory risk. Some ratios slightly weak. Overall ability to repay is adequate. Capable and generally proactive management in all critical positions. Margins and cash flow may lack stability but trends are stable to positive. Company is normally profitable year to year but may experience an occasional loss.

0006 A - Weakness detected in either management, capacity to repay or balance sheet. Erratic profitability and financial performance. Loan demands more attention. Includes loans deemed to have weaknesses and less than 90 days past due.

0006 B - Have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s collateral position at some future date. Loans with this rating do not expose the Bank to sufficient risk to warrant adverse classification. Includes loans deemed to have weaknesses and less than 90 days past due.

0007 – Have well defined weaknesses and trends that jeopardize the repayment of the loan. Ranging from workout to legal. Includes loans that are nonaccrual and/or 90 days past due and over.

In addition to the risk grading on commercial loans, management utilizes a risk grading process on its real estate mortgage, consumer, and municipal loans when the loan becomes past due 90 days or more and/or is moved to nonaccrual status.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Below is a breakdown of loans by risk grading as of March 31, 2013 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(1)	Total

Commercial	$106,893	$1,089	$829	$1,918	$110,729
Real estate – commercial	232,353	20,667	17,123	14,151	284,294
Construction	40,923	2,163	1,224	1,185	45,495
	380,169	23,919	19,176	17,254	440,518
Real estate - mortgage	120,047	1,398	427	2,234	124,106
Consumer	7,522	—	—	10	7,532
Municipal	19,654	—	—	—	19,654
Total	$527,392	$25,317	$19,603	$19,498	591,810
Deferred origination fees, net of costs					(408)
Total loans					$591,402
Percent of Total Loans	89.1%	4.3%	3.3%	3.3%	100.0%

(1)	Included in the 0007 rated loans are $7.6 million of loans that are not impaired because fair value exceeds carrying cost.

Below is a breakdown of loss by risk grading as of December 31, 2012 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(2)	Total

Commercial	$102,038	$1,835	$3,351	$1,666	$108,890
Real estate – commercial	232,298	19,964	18,720	21,010	291,992
Construction	32,195	5,924	1,539	1,243	40,901
	366,531	27,723	23,610	23,919	441,783
Real estate - mortgage	123,343	1,159	630	2,183	127,315
Consumer	7,856	—	—	26	7,882
Municipal	18,970	—	—	—	18,970
Total	$516,700	$28,882	$24,240	$26,128	595,950
Deferred origination fees, net of costs					(417)
Total loans					$595,533
Percent of Total Loans	86.7%	4.8%	4.1%	4.4%	100.0%

(2)	Included in the 0007 rated loans are $5.2 million of loans that are not impaired because fair value exceeds carrying cost.

Loan balances with a risk grading of 0006B or 0007 have decreased by $11.3 million since December 31, 2012. The decrease consisted of $0.2 million of loan balances transferred to foreclosed properties, $1.5 million of charge-offs, and $9.6 million due to net payments and loan rating changes. Loans in these categories are existing or potential problem loans that require management’s close attention. The decline in these troubled assets continues to be an indication of improvement in the quality of the loan portfolio as management actively works to prudently resolve problem credits. As additional evidence of the continued improvement in the overall quality of the loan portfolio, loan balances with a risk grading of 0005 or better have risen to $527.4 million as of March 31, 2013, representing 89.1% of the total loan portfolio from $516.7 million as of December 31, 2012, representing 86.7% of the total loan portfolio.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors that might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional PFLL could be required that could adversely affect the Company’s earnings or financial position in future periods. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized. As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

March 31, 2013	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals

With an allowance recorded:
Recorded investment	$126	$394	$537	$—	$—	$—	$—	$1,057
Unpaid principal balance	151	585	598	13	—	—	—	1,347
Related allowance	25	191	61	13	—	—	—	290

With no related allowance recorded:
Recorded investment	$832	$439	$8,058	$1,224	$6	$—	$—	$10,559
Unpaid principal balance	832	439	8,058	1,224	6	—	—	10,559
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$958	$833	$8,595	$1,224	$6	$—	$—	$11,616
Unpaid principal balance	983	1,024	8,656	1,237	6	—	—	11,906
Related allowance	25	191	61	13	—	—	—	290

Average recorded investment during quarter	$989	$1,041	$11,185	$797	$16	$—	$—	$14,028

Interest income recognized while impaired	$—	$1	$55	$—	$—	$—	$—	$56

December 31, 2012	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$130	$703	$3,261	$—	$3	$—	$—	$4,097
Unpaid principal balance	153	897	4,370	13	4	—	—	5,437
Related allowance	23	194	1,109	13	1	—	—	1,340

With no related allowance recorded:
Recorded investment	$889	$547	$10,516	$971	$20	$—	$—	$12,943
Unpaid principal balance	889	547	10,516	971	20	—	—	12,943
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$1,019	$1,250	$13,777	$971	$23	$—	$—	$17,040
Unpaid principal balance	1,042	1,444	14,886	984	24	—	—	18,380
Related allowance	23	194	1,109	13	1	—	—	1,340

Average recorded investment during quarter	$2,889	$2,582	$22,518	$791	$18	$—	$—	$28,798
Interest income recognized while impaired	$2	$87	$230	$6	$—	$—	$—	$325

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Nonaccrual loans	$8,499	$10,724	$8,203	$11,513	$14,301
Loans restructured in a troubled debt restructuring, nonaccrual	140	3,724	3,812	8,159	8,158
Total nonperforming loans (“NPLs”)	$8,639	$14,448	$12,015	$19,672	$22,459

Restructured loans, accruing	$3,267	$3,931	$4,425	$4,715	$6,469

During the quarter ended March 31, 2013, $3.6 million of nonaccrual restructured loans were reduced when the collateral securing the loans were sold within the quarter. In addition, $1.8 million of nonaccrual loans were brought current, $0.8 million were charged off, and $0.2 million were transferred to foreclosed properties. Partially offsetting the decreases were $0.5 million of nonaccrual additions.

9.	Foreclosed Properties, Net

Foreclosed properties are summarized as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2013	2012

Beginning balance	$14,334	$14,913
Transfer of net realizable value to foreclosed properties	203	3,858
Sale proceeds	(2,049)	(792)
Net gain from disposal of foreclosed properties	118	39
Valuation allowance related to properties disposed	(954)	(740)
Total foreclosed properties	11,652	17,278
Valuation allowance for losses	(3,073)	(2,512)
Total foreclosed properties, net	$8,579	$14,766

          Changes in the valuation allowance for losses on foreclosed properties were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2013	2012

Beginning balance	$3,858	$2,794
Provision charged to operations	169	458
Amounts related to properties disposed	(954)	(740)
Balance at end of period	$3,073	$2,512

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

10.	Income Taxes

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

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as management’s expectations of future performance. At March 31, 2013 and December 31, 2012, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

          Changes in the deferred income tax balances were as follows (dollar amounts in thousands):

          DEFERRED INCOME TAXES – AVAILABLE FOR SALE SECURITIES

	For the three months ended March 31,
	2013	2012

Balances at beginning of period	$(3,435)	$(2,468)
Net change during period	313	(434)
Balances at end of period	$(3,122)	$(2,902)

          DEFERRED INCOME TAXES – OTHER THAN AVAILABLE FOR SALE SECURITIES

	For the three months ended March 31,
	2013	2012

Balances at beginning of period	$9,793	$9,613
Net change during period	(644)	34
Balances at end of period	$9,149	$9,647

11.	Equity Investment

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, the Bank and UFS have a common member on each of their respective Boards of Directors. The investment in this entity is carried under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations. The carrying value of the investment in UFS was $3.6 million at March 31, 2013 and $3.3 million at December 31, 2012. The current book value of UFS at March 31, 2013 is approximately $7,161 per share.

12.	Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market with servicing retained. Mortgage servicing rights (“MSRs”) are recorded at fair value when loans are sold in the secondary market with servicing retained. On a quarterly basis, MSRs are valued based on a valuation model that calculates the fair value using assumptions that market participants would use in estimating the present value of future net servicing income.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

          Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended March 31,
	2013	2012

Balance at beginning of period	$839	$634
Additions from loans sold with servicing retained	111	45
Loan payments and payoffs	(53)	(36)
Changes in valuation	51	54
Fair value of MSRs at the end of period	$948	$697

Unpaid principal balance of loans serviced for others was $126.0 million and $85.8 million at March 31, 2013 and March 31, 2012, respectively.

13.	Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.45 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes are convertible into shares of common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount, along with accrued, but unpaid interest, of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The outstanding principal balance at March 31, 2013 is $9.40 million.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Changes in troubled debt restructurings for the three months ended March 31, 2013 are as follows (dollars in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Total
Accruing
Beginning of period	$—	$455	$3,476	$—	$—	$—	$3,931
Principal payments	—	—	(13)	—	—	—	(13)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—
New restructured	—	—	700	—	—	—	700
Transferred out of TDRs	—	(385)	(966)	—	—	—	(1,351)
Transfers to nonaccrual	—	—	—	—	—	—	—
March 31, 2013	$—	$70	$3,197	$—	$—	$—	$3,267

Nonaccrual
Beginning of period	$—	$—	$3,710	$14	$—	$—	$3,724
Principal payments	—	—	(2,985)	(1)	—	—	(2,986)
Charge-offs	—	—	(598)	—	—	—	(598)
Advances	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—	—
March 31, 2013	$—	$—	$127	$13	$—	$—	$140

Totals
Beginning of period	$—	$455	$7,186	$14	$—	$—	$7,655
Principal payments	—	—	(2,998)	(1)	—	—	(2,999)
Charge-offs	—	—	(598)	—	—	—	(598)
Advances	—	—	—	—	—	—	—
New restructured	—	—	700	—	—	—	700
Transfers out of TDRs	—	(385)	(966)	—	—	—	(1,351)
Transfers to foreclosed properties	—	—	—	—	—	—	—
March 31, 2013	$—	$70	$3,324	$13	$—	$—	$3,407

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

During the quarter ended March 31, 2013, $0.7 million of loan balance relating to one loan was transferred to restructured status. This loan was restructured as an A/B split structure. Also during the quarter, $3.6 million of nonaccrual restructured loans were reduced when the collateral securing the loans were sold within the quarter and principal payments of $3.0 million were received. The remaining balance of $0.6 million was charged off.

A summary of troubled debt restructurings as of March 31, 2013 and December 31, 2012 is as follows (dollar amounts in thousands):

	March 31, 2013		December 31, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	1	70	5	455
Real estate – commercial	7	3,324	12	7,186
Commercial	1	13	1	14
Consumer	—	—	—	—
Municipal	—	—	—	—
Total	9	$3,407	18	$7,655

A summary of troubled debt restructurings as of March 31, 2013 by restructure type is as follows (dollar amounts in thousands):

	Accruing	Nonaccruing	Total
A/B split	$760	$—	$760
Payment schedule changes	477	140	617
Interest rate reduction	2,030	—	2,030
Total	$3,267	$140	$3,407

15.	Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012

Commitments to fund unused home equity line loans	$57,144	$55,891
Commitments to fund 1-4 family loans	5,866	12,931
Commitments to fund residential real estate construction loans	1,380	2,435
Commitments unused on commercial lines of credit loans	151,449	149,569
Commitments unused on consumer lines of credit loans	9,764	9,525
Total commitments to extend credit	$225,603	$230,351
Financial standby letters of credit	$9,857	$15,499

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at March 31, 2013 and December 31, 2012 and our consolidated results of operations for the three months ended March 31, 2013 and 2012. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2012, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q.

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

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2012, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under accounting principles generally accepted in the United States of America and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2012, our valuation exceeded our carrying value by a range of 47% to 58%. As of March 31, 2013, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three month periods ended March 31, 2013 and 2012.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2013	2012

Net income, as reported	$1,755	$1,332
Earnings per share-basic, as reported	$0.22	$0.17
Earnings per share-diluted, as reported	$0.19	$0.15
Cash dividends declared per share	$0.04	$0.01

Return on average assets	0.73%	0.50%
Return on average equity	7.60%	6.23%
Efficiency ratio (1)	67.14%	71.55%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains, net gains on the sale of fixed assets, and net gain on sale of branches. A lower ratio indicates greater efficiency.

Net income of $1.8 million for the three months ended March 31, 2013 increased from net income of $1.3 million for the comparable period in 2012. Net interest income was $7.4 million for the quarter ended March 31, 2013 and $8.3 million for the comparable quarter last year, resulting from a $1.6 million reduction in interest income offset by a $0.7 million reduction in interest expense. A PFLL of $0.6 million was charged to operations for the first quarter of 2013, which is $1.2 million lower than the $1.8 million PFLL taken during the comparable quarter of 2012. Noninterest income decreased by $0.5 million in the first quarter of 2013 versus the comparable quarter of 2012, primarily due to reduced net securities gains of $0.7 million offset by a $0.2 million increase in net gain on sale of loans. Noninterest expense declined to $6.8 million for the first quarter of 2013 compared to $7.8 million in the similar quarter last year primarily due to reduced costs associated with four branches sold in the third quarter of 2012 and reduced costs related to the operation of other real estate.

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

Net interest income on a tax-equivalent basis was $7.6 million for the three months ended March 31, 2013, compared to $8.6 million for the same period in 2012. The decrease for the first quarter of 2013 resulted primarily from a $1.7 million decrease in interest income on interest earning assets offset by a $0.7 million decrease in interest expense in funding costs on interest-bearing liabilities. Contributing to the reduction in funding costs, average noninterest-bearing demand deposits increased from $98.5 million during the first quarter of 2012 to $116.3 million for the comparable period in 2013.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread decreased 7 bps to 3.35% for the first quarter of 2013 compared to 3.42% for the same period in 2012, resulting primarily from a 23 bps decrease in the cost of interest-bearing liabilities from 0.92% to 0.69%, more than offset by a 30 bps decrease in the yield on earning assets from 4.34% to 4.04%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the first quarter of 2013 was 3.45%, down 6 bps from 3.51% for the comparable period in 2012.

For the three months ended March 31, 2013, average interest-earning assets decreased $87.3 million from the same period in 2012. Decreases in average loans of $40.5 million (6.4%), taxable securities of $46.5 million (18.2%) and federal funds sold and interest-bearing due from financial institutions balances of $1.4 million (2.9%), partially offset by an increase in tax exempt securities of $1.1 million (2.4%) account for the net decrease. The decrease in loans is primarily attributable to the sale of $36.8 million of loans in conjunction with the sale of four branches in the third quarter of 2012.

          NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$593,632	$7,098	4.85%	$634,131	$8,080	5.12%
Taxable securities	208,344	1,223	2.35%	254,805	1,906	2.99%
Tax exempt securities [1]	45,261	565	5.00%	44,207	564	5.10%
Federal funds sold and interest-bearing due from financial institutions	46,263	35	0.31%	47,645	30	0.25%
Total earning assets	893,500	8,921	4.04%	980,788	10,580	4.34%
Noninterest earning assets	86,366			91,210
Total assets	$979,866			$1,071,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$660,324	763	0.47%	$762,525	1,394	0.74%
Customer repurchase agreements	35,387	20	0.23%	35,078	23	0.26%
Federal Home Loan Bank advances	40,000	199	2.02%	55,000	258	1.88%
Convertible promissory notes	9,400	244	10.37%	9,450	245	10.37%
Subordinated debentures	16,100	67	1.66%	16,100	78	1.93%
Total interest-bearing liabilities	761,211	1,293	0.69%	878,153	1,998	0.92%
Demand deposits	116,346			98,509
Accrued expenses and other liabilities	8,645			9,336
Stockholders’ equity	93,664			86,000
Total liabilities and stockholders’ equity	$979,866			$1,071,998
Net interest income		$7,628			$8,582
Interest rate spread (3)			3.35%			3.42%
Net interest margin (4)			3.45%			3.51%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$(542)	$(440)	$(982)
Taxable securities	(324)	(359)	(683)
Tax exempt securities	12	(11)	1
Federal funds sold and interest-bearing due from financial institutions	(1)	6	5
Total interest-earning assets	$(855)	$(804)	$(1,659)

Interest expense:
Total interest-bearing deposits	$(274)	$(357)	$(631)
Repurchase agreements/short-term borrowings	—	(3)	(3)
FHLB advances	(94)	35	(59)
Convertible promissory notes	(1)	—	(1)
Subordinated debentures	—	(11)	(11)
Total interest-bearing liabilities	$(369)	$(336)	$(705)
Net interest income	$(486)	$(468)	$(954)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.2% and 91.5% for the three months ended March 31, 2013 and 2012, respectively.

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

The PFLL for the quarter ended March 31, 2013 was $0.6 million compared to $1.8 million for the first quarter of 2012. Impairments of less than $0.1 million on loans not previously identified with associated loan balances of $0.2 million were recorded during the first quarter of 2013.

Net loan charge-offs for the three months ended March 31, 2013 and 2012 were $1.5 million and $1.1 million, respectively. During the first quarter of 2013, a $0.7 million charge off was taken related to a sale of a commercial customer’s business. This sale also reduced nonperforming loans and nonperforming assets by $3.2 million. Net annualized charge-offs to average loans were 0.99% for the three months ended March 31, 2013 compared to 0.72% for the same period in 2012. For the three months ended March 31, 2013, nonperforming loans decreased by $5.8 million (40.2%) to $8.6 million from $14.4 million at December 31, 2012. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Foreclosed Properties” sections below for more information related to nonperforming loans. Our management believes that the ALL at March 31, 2013 and the related PFLL charged to earnings for the quarter ended March 31, 2013 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three month periods ended March 31, 2013 and 2012, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended
	March 31, 2013	March 31, 2012	% Change

Fees from fiduciary services	$251	$240	4.6%
Fees from loan servicing	150	159	(5.7)%
Service charges on deposit accounts	628	772	(18.7)%
Other fee income	162	188	(13.8)%
Financial services income	313	208	50.5%
Net gains on sales of loans	594	361	64.5%
Net change in valuation of mortgage servicing rights	(2)	18	(111.1)%
Net gains (losses) from sale of securities	(12)	678	(101.8)%
Gains from sale of fixed assets	—	2	(100.0)%
Increase in cash surrender value of life insurance	78	93	(16.1)%
Equity in income of UFS subsidiary	235	177	32.8%
Other income	102	149	(31.5)%
Total Noninterest Income	$2,499	$3,045	(17.9)%

Noninterest income decreased $0.5 million (17.9%) for the three months ended March 31, 2013 versus the comparable period in 2012 primarily due to decreased gains from the sale of securities of $0.6 million (101.8%).

Included in the fees for other services to customers in noninterest income are service charges on deposit accounts, other fee income and financial services income.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three months ended March 31, 2013 and 2012, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended
	March 31, 2013	March 31, 2012	% Change

Salaries and employee benefits	$4,185	$4,427	(5.5)%
Occupancy	524	624	(16.0)%
Equipment	295	270	9.3%
Data processing and courier	207	229	(9.6)%
Operation of foreclosed properties	199	596	(66.6)%
Business development and advertising	156	171	(8.8)%
Charitable contributions	19	15	26.7%
Stationery and supplies	103	132	(22.0)%
Director fees	94	101	(6.9)%
FDIC insurance	191	362	(47.2)%
Legal and professional	174	100	74.0%
Loan and collection	95	210	(54.8)%
Other outside services	199	183	8.7%
Other operating expenses	367	413	(11.1)%
Total Noninterest Expense	$6,808	$7,833	(13.1)%

Total noninterest expense decreased $1.0 million (13.1%) for the three months ended March 31, 2013 compared to the same period in 2012. The noninterest expense to average assets ratio was 2.8% for the three months ended March 31, 2013 compared to 3.0% for the same period in 2012. The decrease in expense was primarily attributable to a $0.4 million (66.6%) decrease in expenses related to foreclosed properties in addition to a decrease in overall operating costs associated with the sale of four branches in third quarter 2012. Valuation write-downs on foreclosed properties were down $0.3 million while FDIC insurance expense was down $0.2 million.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was at 1.8% for the three months ended March 31, 2013, unchanged compared to the three months ended March 31, 2012. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, and land held for sale). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio decreased to 67.1% for the three months ended March 31, 2013 from 71.6% for the comparable period last year. This is primarily due to the $1.0 million decrease in noninterest expense discussed above.

Expenses related to the operation of foreclosed properties held for sale by the Bank decreased $0.3 million to $0.2 million for the three month period ended March 31, 2013 compared to $0.6 million for the same period in 2012 consisting of a $0.3 million decrease in write-downs due to the revaluation of properties held. We continue to evaluate all foreclosed property values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include, but are not limited to, insurance, maintenance, real estate taxes, management fees, utilities and legal fees. A majority of the properties have updated valuations within the last twelve months.

Salaries and employee benefits were $4.2 million for the three months ended March 31, 2013, compared to $4.4 million for the three months ended March 31, 2012. The number of full-time equivalent employees decreased from 296 at March 31, 2012 to 262 at March 31, 2013 primarily related to the sale of four branches in third quarter 2012. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2013 salary expense is $0.1 million of expense related to our long-term equity incentive plan.

Included in noninterest expense is FDIC insurance premiums of $0.2 million for the three months ended March 31, 2013 compared to $0.4 million for the same period a year ago, a decrease of $0.2 million (47.2%). This decrease is attributable to the reduction in net assets resulting from the sale of four branches in the third quarter of 2012 as well as a reduction by the FDIC in the assessment rate applied to the company’s calculation.

Income Taxes:

We recorded an income tax expense of $0.7 million for the three months ended March 31, 2013 versus an expense of $0.5 million for the same period in 2012. The increase in tax expense is primarily attributable to a $0.7 million year-over-year increase in pre-tax taxable income.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and foreclosed property valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At March 31, 2013, we determined that no valuation allowance was required to be taken against our deferred income tax assets. We continue to assess the amount of tax benefits we may realize.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

LOAN PORTFOLIO ANALYS
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012	Percent Change
Amount of Loans by Type:
Real estate-mortgage:
Commercial	$284,294	$291,992	(2.6)%
1-4 Family residential
First liens	80,791	83,579	(3.3)%
Junior liens	6,440	6,482	(0.6)%
Home equity	36,875	37,254	(1.0)%
Commercial, financial and agricultural	110,729	108,890	1.7%
Real estate-construction	45,495	40,901	11.2%
Installment
Credit cards and related plans	1,407	1,433	(1.8)%
Other	6,125	6,449	(5.0)%
Obligations of states and political subdivisions	19,654	18,970	3.6%
Less: Deferred origination fees, net of costs	(408)	(417)	2.2%
Less: Allowance for loan losses	(8,313)	(9,165)	9.3%
Total	$583,089	$586,368	(0.6)%

Net loans decreased $3.3 million (0.6%) from $586.4 million at December 31, 2012 to $583.1 million at March 31, 2013. In addition to originating loans, we buy and sell loan participations with other financial institutions located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market which represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines.

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

The ALL at March 31, 2013 was $8.3 million, compared to $9.2 million at December 31, 2012. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

On a regular basis, loan officers review all commercial credit relationships. The loan officers grade commercial credits and the loan review function validates the grades assigned. In the event that the loan review function downgrades a loan, it is included in the ALL analysis process at the lower grade. This grading system is in compliance with regulatory classifications. At least quarterly, all commercial loans that have been deemed impaired are evaluated. In compliance with accounting guidance for impaired loans, the fair value of the loan is determined based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the market price of the loan or, if the loan is collateral dependent, the fair value of the underlying collateral less the estimated costs to sell. This evaluation may include obtaining supplemental market data and/or routine site visits to offer support to the evaluation process. If the carrying value of the loan exceeds the fair value less estimated cost to sell, a specific reserve is established. Such reserves are reviewed by the Delinquent Account Review Team.

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

Nonperforming Loans, Potential Problem Loans and Foreclosed Properties:

Management encourages early identification of nonaccrual and problem loans in order to minimize the risk of loss. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and nonaccrual loans restructured in a troubled debt restructuring that haven’t shown a sufficient period of performance with the restructured terms. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest or earlier as deemed appropriate. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash received on nonaccrual loans is used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to accounting guidance for troubled debt restructurings.

NONPERFORMING ASSETS
(Dollars amounts in thousands)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Nonperforming Assets:
Nonaccrual loans	$8,499	$10,724	$8,203	$11,513	$14,301
Nonaccrual loans, restructured	140	3,724	3,812	8,159	8,158
Total nonperforming loans (“NPLs”)	$8,639	$14,448	$12,015	$19,672	$22,459
Foreclosed properties, net	8,579	10,476	10,451	10,357	14,766
Total nonperforming assets (“NPAs”)	$17,218	$24,924	$22,466	$30,029	$37,225
Restructured loans, accruing(1)	$3,267	$3,931	$4,425	$4,715	$6,469

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	1.41	x	1.33	x	1.56	x	3.28	x	2.46	x
NCOs to average loans (annualized)	0.99%		1.11%		1.08%		0.61%		0.72%
ALL to total loans	1.40%		1.54%		1.77%		2.00%		1.76%
NPLs to total loans	1.45%		2.42%		1.99%		3.10%		3.52%
NPAs to total assets	1.80%		2.44%		2.28%		2.89%		3.49%
ALL to NPLs	96.23%		63.44%		88.71%		64.73%		50.09%

(1)	Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the quarter ended March 31, 2013, NPAs were reduced by $7.7 million when $2.2 million of foreclosed properties were sold, with a loss of $0.1 million recognized on the sale, and $3.6 million of collateral securing non-performing loans were sold within the quarter. A $0.7 million charge off was taken in the first quarter of 2013 in conjunction with the sale. Additionally, $1.8 million of non-performing loans were brought current and $0.8 million was charged off.

Restructured loans accruing at March 31, 2013 were $3.2 million. There were no accruing restructured loans transferred to nonaccrual during the first quarter of 2013. In addition, $1.4 million of restructured loans were in compliance with their modified terms for a period deemed sufficient and were therefore transferred out of the restructured loan category.

Nonperforming loans decreased $5.8 million from December 31, 2012 to March 31, 2013.

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Secured by real estate	$4,290	$2,333	$5,549	$2,831	$2,831
Commercial and industrial loans	699	903	—	182	182
Loans to individuals	39	29	38	51	51
Total	$5,028	$3,265	$5,587	$3,064	$3,064

Percentage of total loans	0.85%	0.55%	0.93%	0.48%	0.90%

As indicated above, loan balances 30 to 89 days past due have increased by $1.8 million since December 31, 2012. Compared to March 31, 2012, loan balances 30 to 89 days past due have increased $2.0 million. Subsequent to March 31, 2013, $0.8 million of past due loans were renewed and are now current. Additionally, $1.1 million of past due loans are expected to have satisfactory repayment arrangements made with the borrowers to bring these loans current. Of the $1.1 million, $0.9 million is guaranteed by the SBA.

Information regarding foreclosed properties is as follows:

FORECLOSED PROPERTIE
(Dollar amounts in thousands)

	Three months ended March 31, 2013	Twelve months ended December 31, 2012	Three months ended March 31, 2012

Beginning balance	$14,334	$14,913	$14,913
Transfer of loans to foreclosed properties	203	9,487	3,858
Sales proceeds, net	(2,049)	(8,040)	(792)
Net gain from sale of foreclosed properties	118	194	39
Valuation allowance related to properties disposed	(954)	(2,220)	(740)
Total foreclosed properties, net	11,652	14,334	17,278
Valuation allowance for losses	(3,073)	(3,858)	(2,512)
Total foreclosed properties, net	$8,579	$10,476	$14,766

VALUATION ALLOWANCE ON FORECLOSED PROPERTIES

	Three months ended March 31, 2013	Twelve months ended December 31, 2012	Three months ended March 31, 2012

Beginning balance	$3,858	$2,794	$2,794
Provision charged to operations	169	3,284	458
Allowance recovered on properties disposed	(954)	(2,220)	(740)
Ending balance	$3,073	$3,858	$2,512

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At March 31, 2013, the investment portfolio (comprising investment securities available for sale) increased $3.8 million (1.6%) to $245.8 million compared to $242.0 million at December 31, 2012. At March 31, 2013, the investment portfolio represented 25.7% of total assets compared to 23.6% at December 31, 2012. For the three months ended March 31, 2013, principal payments of $15.8 million were received on maturing investments. For the three months ended, March 31, 2013, we purchased $21.1 million of securities for a net cash decrease of $5.3 million.

We closely monitor securities we hold in our investment portfolio that remain in an unrealized loss position for greater than twelve months. Total gross unrealized losses on these securities are $0.5 million at March 31, 2013, representing 53.3% of total gross unrealized securities losses and 0.2% of the total investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At March 31, 2013 and December 31, 2012, we did not hold securities of any one issuer, other than the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or United States Department of Veterans Affairs (“VA”), each an agency or corporation of the United States government, in an amount greater than 10% of stockholders’ equity. As of March 31, 2013, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 22.0% of the total amount invested in residential mortgage-backed securities.

Deposits:

Total deposits at March 31, 2013 decreased $47.0 million (5.8%) to $759.0 million from $806.0 million at December 31, 2012. The decrease for the quarter was a result of a $13.2 million (5.8%) decrease in time deposits from $227.7 million at December 31, 2012 to $214.5 million at March 31, 2013, a $34.0 million (12.0%) decrease in our non-interest bearing and interest bearing demand deposits from $282.6 million at December 31, 2012 to $248.6 million at March 31, 2013, partially offset by an increase of $0.2 million (0.1%) in our savings deposits from $295.7 million at December 31, 2012 to $295.9 million at March 31, 2013. Total interest-bearing deposits decreased $30.6 million (4.5%) while non-interest-bearing deposits decreased $16.5 million (12.5%) from December 31, 2012 to March 31, 2013. During March 2013, a $2.5 million brokered certificate of deposit matured and was not renewed.

The decrease in total deposits from December 31, 2012 to March 31, 2013 is usual seasonal customer withdrawals. We continue to focus on expanding customer deposit relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the FHLB and through the discount window at the Federal Reserve.

Other Funding Sources:

Securities sold under agreements to repurchase decreased $22.5 million (43.6%) from $51.6 million at December 31, 2012 to $29.1 million at March 31, 2013. We did not have any federal funds purchased at either March 31, 2013 or December 31, 2012.

FHLB advances were $40.0 million at March 31, 2013, unchanged from December 31, 2012. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At March 31, 2013, the interest rate on these securities was 1.63%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. At March 31, 2013, we are current on all interest payments on the TruPS.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of March 31, 2013 and December 31, 2012 was $9.4 million.

The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, we may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the conversion ratio if voluntary conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017.

Contractual Obligations:

We use a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Contractual obligations disclosed in the 2012 Annual Report on Form 10-K have not materially changed since that report was filed.

The following table summarizes our significant contractual obligations and commitments at March 31, 2013:

CONTRACTUAL OBLIGATIONS
(Dollar amounts in thousands)

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Certificates of deposit and other time deposit obligations	$146,591	$64,797	$3,153	$—	$214,541
Repurchase agreements	29,110	—	—	—	29,110
Federal Home Loan Bank advances	15,000	25,000	—	—	40,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes (1)	—	9,400	—	—	9,400
Total	$190,701	$99,197	$3,153	$16,100	$309,151

(1)

One-half of the Convertible Notes are mandatorily converted to shares of our common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off- Balance Sheet Arrangements:

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	March 31, 2013	December 31, 2012

Commitments to fund unused home equity line loans	$57,144	$55,891
Commitments to fund 1-4 family loans	5,866	12,931
Commitments to fund residential real estate construction loans	1,380	2,435
Commitments unused on commercial lines of credit loans	151,449	149,569
Commitments unused on consumer lines of credit loans	9,764	9,525
Total commitments to extend credit	$225,603	$230,351
Financial standby letters of credit	$9,857	$15,499

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs and to service other liabilities as they become due without undue cost or risk and without causing a disruption to normal operating activities. We and the Bank have different liquidity considerations.

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings and the offerings of subordinated debentures and convertible promissory notes. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our trust preferred securities and convertible notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years.

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

Maturing investments have historically been a primary source of liquidity. For the three months ended March 31, 2013, principal payments totaling $15.8 million were received on maturing investments. In addition, we purchased $21.1 million in investments in the same period. Approximately 8.9%, or $15.2 million, of the mortgage-backed securities outstanding at March 31, 2013 were issued and guaranteed by GNMA or the VA, agencies of the United States government. An additional 71.9%, or $122.5 million, of the mortgage-backed securities outstanding at March 31, 2013 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, and comprised approximately 19.2%, or $32.8 million, of the outstanding mortgage-backed securities at March 31, 2013. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the March 31, 2013 unaudited consolidated statements of cash flows, resulted in $47.1 million of cash outflow during the first three months of 2013. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered certificates of deposit decreased $5.7 million from $31.3 million at December 31, 2012 to $25.6 million at March 31, 2013, due to brokered certificate of deposits that matured in the first quarter that were not renewed. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $183.9 million, or 31.1% of total loans, maturing within one year of March 31, 2013. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at March 31, 2013, securities sold under agreements to repurchase totaled $29.1 million compared to $51.6 million at the end of 2012. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $40.0 million at March 31, 2013 and December 31, 2012.

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

Capital Resources:

Stockholders’ equity at March 31, 2013 and December 31, 2012 was $94.3 million and $93.1 million, respectively, reflecting an increase of $1.2 million (1.3%) during the first three months of 2013. The increase in stockholders’ equity was primarily related to our net income of $1.8 million net of a decrease in comprehensive income of $0.4 million (as a result of a decrease in unrealized gains on available for sale securities) and dividends of $0.04 per share declared and paid during the quarter ended March 31, 2013. The ratio of stockholders’ equity to assets was 9.9% and 9.1% at March 31, 2013 and December 31, 2012, respectively.

In April 2013, we declared a $0.05 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines that banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At March 31, 2013, we maintained capital in excess of the minimum ratios required to be categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

The total capital ratios for the previous four quarters are as follows:

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Company	16.39%	15.96%	15.28%	14.24%
Bank	16.20%	15.89%	15.22%	14.15%

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

The following tables present our and the Bank’s capital ratios as of March 31, 2013 and December 31, 2012:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2013
Total Capital (to Risk-Weighted Assets)
Company	$111,800	16.39%	$54,581	8.00%	$	N/A	N/A
Bank	110,447	16.20%	54,567	8.00%		68,208	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$94,087	13.79%	$27,291	4.00%	$	N/A	N/A
Bank	102,134	14.98%	27,283	4.00%		40,925	6.00%
Tier 1 Capital (to Average Assets)
Company	$94,087	9.72%	$38,737	4.00%	$	N/A	N/A
Bank	102,134	10.54%	38,747	4.00%		48,434	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)
Company`	$109,932	15.96%	$55,111	8.00%	$	N/A	N/A
Bank	109,358	15.89%	55,047	8.00%		68,809	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$91,914	13.34%	$27,556	4.00%	$	N/A	N/A
Bank	100,750	14.64%	27,524	4.00%		41,286	6.00%
Tier 1 Capital (to Average Assets)
Company	$91,914	9.41%	$39,056	4.00%	$	N/A	N/A
Bank	100,750	10.31%	39,101	4.00%		48,876	5.00%

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

As of March 31, 2013, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2012, as described in our 2012 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp and 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at March 31, 2013.

INTEREST SENSITIVITY
(Dollar amounts in thousands)

	Change in Net Interest Income Over One Year Horizon

	At March 31, 2013		At December 31, 2012
	Dollar change (in thousands)	Percentage change	Dollar change (in thousands)	Percentage change
Change in levels of interest rates
+200 bp	$(737)	(2.5)%	$(211)	(0.7)%
+100 bp	(712)	(2.4)%	(398)	(1.4)%
Base	—	—	—	—
-100 bp	(1,006)	(3.4)%	(1,089)	(3.7)%
-200 bp	(1,636)	(5.5)%	(1,733)	(5.9)%

As shown above, at March 31, 2013, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $0.7 million or 2.5% versus by $0.2 million or 0.7% at December 31, 2012. The increase in the impact of an immediate 200 bp increase in interest rates from December 31, 2012 to March 31, 2013 was a result of a reduction in interest-bearing cash balances offset in part by a decline in interest-bearing deposit balances. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $1.6 million or 5.5% versus by $1.7 million or 5.9% at December 31, 2012. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the risk factors since then.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended, or repurchase any of our equity securities.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	May 1, 2013	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	May 1, 2013	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer