Form 10-Q
period 2013-06-30
BAYLAKE CORP
filed 2013-08-01
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

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

Yes ☐ No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of August 1, 2013 was 7,960,486 shares.

BAYLAKE CORP.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2013 (unaudited) and December 31, 2012
(Dollar amounts in thousands)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$37,343	$109,621
Federal funds sold	1,152	1,018
Securities available for sale	234,739	242,019
Loans held for sale	1,246	894
Loans, net of allowance of $8,823 and $9,165 at June 30, 2013 and December 31, 2012, respectively	589,450	586,368
Cash surrender value of life insurance	23,230	23,061
Premises and equipment, net	20,742	20,818
Premises and equipment held for sale	1,068	1,068
Federal Home Loan Bank stock	3,598	3,598
Other real estate owned, net	7,553	10,476
Goodwill	6,641	6,641
Deferred income taxes	7,134	6,358
Accrued interest receivable	2,845	2,752
Other assets	8,217	9,279
Total Assets	$944,958	$1,023,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$124,130	$132,477
Interest-bearing	632,329	673,538
Total Deposits	756,459	806,015

Federal Home Loan Bank advances	40,000	40,000
Repurchase agreements	22,457	51,568
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,400	9,400
Accrued expenses and other liabilities	7,077	7,744
Total Liabilities	851,493	930,827

Commitments and Contingencies - Note 15

Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,191,499 shares at June 30, 2013 and 8,158,360 at December 31, 2012; Outstanding-7,960,486 shares at June 30, 2013 7,937,347 at December 31, 2012	40,957	40,792
Additional paid-in capital	12,229	12,192
Retained earnings	41,218	38,448
Treasury stock (231,013 shares at June 30, 2013 and 221,013 shares at December 31, 2012)	(3,648)	(3,549)
Accumulated other comprehensive income	2,709	5,261
Total Stockholders’ Equity	93,465	93,144
Total Liabilities and Stockholders’ Equity	$944,958	$1,023,971

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and six months ended June 30, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,998	$7,875	$14,019	$15,885
Taxable securities	1,179	1,712	2,402	3,618
Tax exempt securities	372	372	746	744
Federal funds sold	15	23	50	53
Total Interest and Dividend Income	8,564	9,982	17,217	20,300
INTEREST EXPENSE
Deposits	692	1,194	1,455	2,588
Repurchase agreements	15	13	35	36
Federal Home Loan Bank advances and other debt	201	258	400	516
Subordinated debentures	66	74	133	152
Convertible promissory notes	244	245	488	490
Total Interest Expense	1,218	1,784	2,511	3,782
Net interest income	7,346	8,198	14,706	16,518
Provision for loan losses	600	2,275	1,200	4,025
Net interest income after provision for loan losses	6,746	5,923	13,506	12,493
NONINTEREST INCOME
Fees from fiduciary activities	286	283	537	523
Fees from loan servicing	143	141	293	300
Fees for other services to customers	1,096	1,220	2,199	2,388
Net gain on sale of loans	440	512	1,034	873
Net loss in valuation of mortgage servicing rights	(118)	(87)	(120)	(69)
Net realized gain on sale of securities	221	907	209	1,585
Net gain on sale of premises and equipment	5	619	5	621
Increase in cash surrender value of life insurance	91	107	169	200
Income in equity of UFS subsidiary	198	159	433	336
Other income (expense)	(3)	481	99	630
Total Noninterest Income	2,359	4,342	4,858	7,387
NONINTEREST EXPENSE
Salaries and employee benefits	3,908	4,228	8,093	8,655
Occupancy expense	483	553	1,007	1,177
Equipment expense	294	287	589	557
Data processing and courier expense	213	221	420	450
FDIC insurance expense	178	369	369	731
Operation of other real estate	364	1,817	563	2,413
Loan and collection expense	52	147	147	357
Other outside services	185	198	384	381
Other operating expenses	1,002	1,057	1,915	1,989
Total Noninterest Expense	6,679	8,877	13,487	16,710
Income before provision for income taxes	2,426	1,388	4,877	3,170
Provision for income taxes	695	94	1,391	544
Net Income	$1,731	$1,294	$3,486	$2,626
Basic earnings per share	$0.22	$0.16	$0.44	$0.33
Diluted earnings per share	$0.19	$0.15	$0.38	$0.30
Cash dividends paid per share	$0.05	$0.01	$0.09	$0.02

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three and six months ended June 30, 2013 and 2012
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$1,731	$1,294	$3,486	$2,626
Other comprehensive income (losses), net of tax
Unrealized gains (losses) on securities
Net unrealized holding gains (losses) arising during the period	$(3,282)	$1,830	$(4,030)	$3,610
Less: reclassification adjustment for gains included in net income	(221)	(907)	(209)	(1,585)
Tax effect	1,374	(365)	1,687	(800)
Other comprehensive income (loss)	(2,129)	558	(2,552)	1,225
Comprehensive income (loss)	$(398)	$1,852	$934	$3,851

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
Six months ended June 30, 2013
(Dollar amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Stockholders’ Equity

	Shares	Amount

Balance, January 1, 2013	7,937,347	$40,792	$12,192	$38,448	$(3,549)	$5,261	$93,144

Net income for period				3,486			3,486
Net changes in unrealized gains on securities available for sale						(4,030)	(4,030)
Reclassification adjustment for net gains realized in income						(209)	(209)
Tax effect						1,687	1,687
Total comprehensive income							934
Purchase of treasury stock	(10,000)				(99)		(99)
Stock-based compensation expense recognized, net			141	—	—	—	141
Vesting of Restricted Stock Units	28,679	143	(143)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	47	—	—	—	47
Exercise of stock options	4,460	22	(4)	—	—	—	18
Tax benefit from exercise of stock options/RSUs		—	4	—	—	—	4
Tax expense from forfeiture of unexercised stock options/RSUs		—	(8)				(8)
Cash dividends - ($0.09 per share)				(716)			(716)
Balance, June 30, 2013	7,960,486	$40,957	$12,229	$41,218	$(3,648)	$2,709	$93,465

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2013 and 2012
(Dollar amounts in thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$3,486	$2,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	644	640
Amortization of debt issuance costs	17	18
Provision for loan losses	1,200	4,025
Net amortization of premium/discount on securities	1,437	1,435
Increase in cash surrender value of life insurance	(169)	(200)
Net gain on life insurance death benefit	—	(501)
Net realized gain on sale of securities	(209)	(1,585)
Net gain on sale of loans	(1,034)	(873)
Proceeds from sale of loans held for sale	48,281	46,447
Origination of loans held for sale	(47,765)	(45,535)
Change in valuation of mortgage servicing rights, net of payments and payoffs	120	69
Provision for valuation allowance on other real estate owned	445	2,202
Net gain on sale of premises and equipment	(5)	(621)
Net gain on disposals of other real estate owned	(128)	(110)
Provision (benefit) for deferred income tax expense	911	(461)
Stock-based compensation expense	141	85
Tax benefit from exercise/forfeiture of options	(4)	(4)
Income in equity of UFS subsidiary	(433)	(336)
Changes in assets and liabilities:
Return of prepaid FDIC assessment	358	—
Accrued income taxes	1,070	(1,157)
Accrued interest receivable and other assets	156	(637)
Income tax refund	(316)	—
Accrued expenses and other liabilities	(667)	(2,147)
Net cash provided by operating activities	7,536	3,380

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	3,937	45,823
Principal payments on securities available for sale	30,151	27,856
Purchase of securities available for sale	(32,275)	(42,685)
Proceeds from FHLB stock redemption	—	2,659
Proceeds from sale of other real estate owned	3,302	5,489
Proceeds from sale of premises and equipment	7	848
Loan originations and payments, net	(4,978)	(10,370)
Additions to premises and equipment	(606)	(996)
Proceeds from life insurance death benefit	—	870
Net change in federal funds sold	(134)	(856)
Dividend from UFS subsidiary	199	680
Net cash provided by (used in) investing activities	(397)	29,318

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2013 and 2012
(Dollar amounts in thousands)

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(49,556)	$(19,910)
Net change in federal funds purchased and repurchase agreements	(29,111)	(29,869)
Tax benefit from vesting of restricted stock units	47	12
Proceeds from exercise of stock options	18	—
Purchase of treasury stock	(99)	—
Cash dividends paid	(716)	(158)
Net cash used in financing activities	(79,417)	(49,925)
Net change in cash	(72,278)	(17,227)

Beginning cash	$109,621	$86,980
Ending cash	$37,343	$69,753

Supplemental cash flow information:
Interest paid	$2,568	$3,696
Income taxes paid (refunded), net	(316)	1,200
Supplemental noncash disclosure:
Transfers from loans and bank premises to other real estate owned	$696	$5,819
Mortgage servicing rights resulting from sale of loans	166	127
Transfers from premises and equipment to other real estate owned	36	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

1.

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiary Baylake Bank (the “Bank”), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc. and Baylake Insurance Agency, Inc. During the third quarter of 2012, operations of Baylake Insurance Agency, Inc. were discontinued and the book of business was sold to a third party. No cash proceeds were received in the transaction; however the Bank will receive future commissions for a three-year period based on insurance renewals on the sold book of business. The accompanying interim consolidated financial statements should be read in conjunction with the 2012 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three and six month periods ending June 30, 2013 and 2012 necessary to make the unconsolidated financial information not misleading. The consolidated results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events to August 1, 2013, the date the interim consolidated financial statements were issued. Management has evaluated the impact of all subsequent events and determined that all subsequent events have been recognized and disclosed in the accompanying financial statements through the date of this report.

2.	Use of Estimates

To prepare consolidated financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, value of other real estate owned, other than temporary impairment of securities, mortgage servicing rights, income tax expense, and fair values of financial instruments are particularly subject to change.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
(Numerator):
Net income available to common stockholders	$1,731		$1,294		$3,486		$2,626
Plus: Income impact of assumed conversions Interest on 10% convertible debentures, net of income tax	148		149		296		297
Income available to common stockholders plus assumed conversions	$1,879		$1,443		$3,782		$2,923

(Denominator):
Weighted average number of common shares outstanding-basic	7,967,782		7,926,546		7,954,308		7,920,436
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options	25,502	(1)	1,844	(1)	23,186	(2)	—	(2)
Dilutive effect of restricted stock units	29,053		16,470		35,506		16,605	(3)
Dilutive effect of convertible promissory notes(4)	1,880,000		1,890,000		1,880,000		1,890,000
Dilutive potential common shares	1,934,555		1,908,314		1,938,692		1,906,605
Adjusted weighted-average shares	9,902,337		9,834,860		9,893,000		9,827,041

Basic Earnings Per Share	$0.22		$0.16		$0.44		$0.33
Diluted Earnings Per Share	$0.19		$0.15		$0.38		$0.30

(1)

For the quarters ended June 30, 2013 and 2012, respectively, there were 53,176 and 68,572 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(2)

For the six month periods ended June 30, 2013 and 2012, respectively, there were 53,176 and 112,400 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(3)	At June 30, 2012, there were 68,572 outstanding restricted stock units that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(4)

At June 30, 2013 and 2012, respectively, the Company had $9.40 million and $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the conversion ratio if voluntary conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. At June 30, 2013 and 2012, respectively, the entire 1,880,000 and 1,890,000 of common shares are included since the average market price per share for the three and six months ended June 30, 2013 and 2012 exceeded the conversion price of $5.00 per share.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

4.	Recent Accounting Pronouncements

In February 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires is already required to be disclosed elsewhere in the financial statements under GAAP. The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. The provisions of this guidance did not have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

In February 2013, the FASB has issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the Emerging Issues Task Force). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

In April 2013 the FASB has issued ASU No. 2013-07, Presentation of Financial Statements (Topic205): Liquidation Basis of Accounting). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces. The amendments in this ASU are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The provisions of this guidance are not expected to have any impact on the consolidated financial condition, results of operation or liquidity of the Company.

In July 2013 the FASB has issued ASU No. 2013-11, Income Taxes (Topic740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). ASU 2013-11 requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within in those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). Two of the Company’s securities available for sale at June 30, 2013 and December 31, 2012 were measured using Level 3 inputs.

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

Other real estate owned - the fair value of other real estate owned is determined using a variety of market information including but not limited to, appraisals, professional market assessments and real estate tax assessment information. Properties obtained by the Bank in foreclosure are adjusted to fair value less estimated costs to sell upon their transfer to other real estate owned, establishing a new cost basis. Subsequently, other real estate owned is carried at the lower of cost or fair value less estimated costs to sell (Level 3 inputs).

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$3,011	$—	$3,011	$—
Mortgage-backed securities	160,755	—	158,624	2,131
Asset-backed securities	4,190	—	4,190	—
Obligations of states and political subdivisions	59,130	—	59,130	—
Private placement and corporate bonds	5,999	2,488	3,511	—
Other securities	1,654	—	1,654	—
Total securities available for sale	234,739	2,488	230,120	2,131
Mortgage servicing rights	885	—	885	—
Total	$235,624	$2,488	$231,005	$2,131

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,011	$—	$2,011	$—
Mortgage-backed securities	169,121	—	166,018	3,103
Asset-backed securities	4,290	—	4,290	—
Obligations of states and political subdivisions	58,871	—	58,871	—
Private placement and corporate bonds	6,072	2,502	3,570	—
Other securities	1,654	—	1,654	—
Total securities available for sale	242,019	2,502	236,414	3,103
Mortgage servicing rights	839	—	839	—
Total	$242,858	$2,502	$237,253	$3,103

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Balance, beginning of period	$2,428	$3,103
Transfer into Level 3	—	—
Net unrealized losses	(25)	(49)
Transfer out of Level 3	—	—
Principal payments	(272)	(923)
Balance, end of period	$2,131	$2,131

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$2,483	$—	$—	$2,483
Other real estate owned, net	7,553	—	—	7,553
Total	$10,036	$—	$—	$10,036

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$4,097	$—	$—	$4,097
Other real estate owned, net	10,476	—	—	10,476
Total	$14,573	$—	$—	$14,573

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$37,343	$37,343	$109,621	$109,621
Federal funds sold	1,152	1,152	1,018	1,018
Securities available for sale	234,739	234,739	242,019	242,019
Loans held for sale	1,246	1,262	894	908
Loans, net	589,450	587,543	586,368	587,166
Federal Home Loan Bank stock	3,598	3,598	3,598	3,598
Mortgage servicing rights	885	885	839	839
Other real estate owned, net	7,553	7,553	10,476	10,476
Accrued interest receivable	2,845	2,845	2,752	2,752

FINANCIAL LIABILITIES
Deposits	$756,459	$762,792	$806,015	$806,820
Repurchase agreements	22,457	22,457	51,568	51,568
Federal Home Loan Bank advances	40,000	40,112	40,000	40,404
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,400	9,325	9,400	9,316
Accrued interest payable	709	709	766	766

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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
June 30, 2013

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$3,011	$—	$(37)
Mortgage-backed securities	160,755	2,576	(1,532)
Asset-backed securities	4,190	143	(121)
Obligations of states and political subdivisions	59,130	3,160	(110)
Private placement and corporate bonds	5,999	388	(9)
Other securities	1,654	—	—
Totals	$234,739	$6,267	$(1,809)

	December 31, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$2,011	$3	$—
Mortgage-backed securities	169,121	4,839	(510)
Asset-backed securities	4,290	113	(229)
Obligations of states and political subdivisions	58,871	4,042	(4)
Private placement and corporate bonds	6,072	443	—
Other securities	1,654	—	—
Totals	$242,019	$9,440	$(743)

At June 30, 2013 and December 31, 2012, the mortgage-backed securities portfolio was $160.8 million, (68.5%) and $169.1 million, (69.9%), respectively, of the investment portfolios. Approximately 9.8%, or $15.7 million, of the mortgage-backed securities outstanding at June 30, 2013 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 72.8%, or $117.1 million, of the mortgage-backed securities outstanding at June 30, 2013 were issued by either the Federal National Mortgage Association (“FNMA”), the FHLB or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities and comprised approximately 17.4%, or $28.0 million of the outstanding mortgage-backed securities at June 30, 2013. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$3,011	$(37)	$—	$—	$3,011	$(37)
Mortgage-backed securities	50,884	(1,301)	6,013	(231)	56,897	(1,532)
Asset-backed securities	—	—	589	(121)	589	(121)
Obligations of states and political subdivisions	4,740	(110)	—	—	4,740	(110)
Private placement and corporate bonds	3,511	(9)	—	—	3,511	(9)
Total securities temporarily impaired	$62,146	$(1,457)	$6,602	$(352)	$68,748	$(1,809)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	14,502	(100)	6,456	(410)	20,958	(510)
Asset-backed securities	—	—	3,210	(229)	3,210	(229)
Obligations of states and political subdivisions	529	(4)	—	—	529	(4)
Private placement and corporate bonds	—	—	—	—	—	—
Total securities temporarily impaired	$15,031	$(104)	$9,666	$(639)	$24,697	$(743)

At June 30, 2013, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised two securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprised one security.

At December 31, 2012, each of the mortgage-backed securities category and the asset-backed securities category with continuous unrealized losses for twelve months or more comprised two securities.

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
June 30, 2013

7.	Loans
Loans held for investment, including purchased loan participations from other financial institutions and in the syndicated loan market, are summarized as follows (dollar amounts in thousands):

	June 30, 2013	December 31, 2012

Construction	$43,979	$40,901
Real estate-mortgage	129,910	127,315
Real estate-commercial	283,142	291,992
Commercial	114,974	108,890
Consumer	6,666	7,882
Municipal	20,053	18,970
Gross loans	598,724	595,950
Less: Deferred origination fees, net of costs	(451)	(417)
Less: Allowance for loan losses	(8,823)	(9,165)
Loans, net	$589,450	$586,368

Loans having a carrying value of $120.7 million and $97.5 million are pledged as collateral for borrowings from the FHLB at June 30, 2013 and December 31, 2012, respectively.

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the six months ended June 30, 2013 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Charge-offs	(64)	(283)	(1,267)	(126)	(46)	—	—	(1,786)
Recoveries	7	41	108	76	12	—	—	244
Provision	161	119	870	316	7	—	(273)	1,200
Ending balance	$756	$1,535	$5,498	$944	$75	$—	$15	$8,823

Loans:
Ending balance	$43,979	$129,910	$282,691	$114,974	$6,666	$20,053	$—	$598,273
ALL	(756)	(1,535)	(5,498)	(944)	(75)	—	(15)	(8,823)
Recorded investment	$43,223	$128,375	$277,193	$114,030	$6,591	$20,053	$(15)	$589,450

Ending balance:
Individually evaluated	$1,042	$1,320	$13,832	$2,321	$5	$—	$—	$18,520
Collectively evaluated	42,937	128,590	268,859	112,653	6,661	20,053	—	579,753
Total	$43,979	$129,910	$282,691	$114,974	$6,666	$20,053	$—	$598,273

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the twelve months ended December 31, 2012 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$1,231	$1,995	$5,467	$770	$161	$—	$1,014	$10,638

Charge-offs	(781)	(1,216)	(5,075)	(492)	(108)	—	—	(7,672)
Recoveries	25	74	557	87	31	—	—	774
Provision	177	805	4,838	313	18	—	(726)	5,425
Ending balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Loans:
Ending balance	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$–	$595,533
ALL	(652)	(1,658)	(5,787)	(678)	(102)	—	(288)	(9,165)
Recorded investment	$40,249	$125,657	$285,788	$108,212	$7,780	$18,970	$(288)	$586,368

Ending balance:
Individually evaluated	$1,243	$1,488	$21,010	$1,666	$26	$—	$–	$25,433
Collectively evaluated	39,658	125,827	270,565	107,224	7,856	18,970	—	570,100
Total	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$–	$595,533

A summary of past due loans at June 30, 2013 and December 31, 2012 is as follows (dollar amounts in thousands):

	June 30, 2013
	30-89 Days Past Due (accruing)	90 Days Past Due & Over or on Non- accrual	Total

Construction	$96	$841	$937
Real estate – mortgage	653	575	1,228
Real estate – commercial	2,597	5,671	8,268
Commercial	700	1,252	1,952
Consumer	24	6	30

Total	$4,070	$8,345	$12,415

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

	December 31, 2012
	30-89 Days Past Due (accruing)	90 Days Past Due & Over or on Non- accrual	Total

Construction	$—	$1,042	$1,042
Real estate – mortgage	618	988	1,606
Real estate – commercial	1,715	11,408	13,123
Commercial	903	984	1,887
Consumer	29	26	55

Total	$3,265	$14,448	$17,713

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Below is a breakdown of loans by risk grading as of June 30, 2013 (dollar amounts in thousands):

	0001-0005	0006A(1)	0006B	0007(2)	Total

Commercial	$109,260	$2,933	$438	$2,343	$114,974
Real estate – commercial	234,925	18,557	16,509	13,151	283,142
Construction	39,594	2,086	1,257	1,042	43,979
	383,779	23,576	18,204	16,536	442,095
Real estate - mortgage	126,336	1,219	423	1,932	129,910
Consumer	6,661	—	—	5	6,666
Municipal	20,053	—	—	—	20,053
Total	$536,829	$24,795	$18,627	$18,473	598,724
Deferred origination fees, net of costs					(451)
Total loans					$598,273
Percent of Total Loans	89.7%	4.1%	3.1%	3.1%	100.0%

(1) One impaired loan of $0.7 million is included in the 0006A rating category.

(2) Included in the 0007 rating category are $6.8 million of loans that are not impaired because fair value exceeds carrying cost.

Below is a breakdown of loss by risk grading as of December 31, 2012 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(3)	Total

Commercial	$102,038	$1,835	$3,351	$1,666	$108,890
Real estate – commercial	232,298	19,964	18,720	21,010	291,992
Construction	32,195	5,924	1,539	1,243	40,901
	366,531	27,723	23,610	23,919	441,783
Real estate - mortgage	123,343	1,159	630	2,183	127,315
Consumer	7,856	—	—	26	7,882
Municipal	18,970	—	—	—	18,970
Total	$516,700	$28,882	$24,240	$26,128	595,950
Deferred origination fees, net of costs					(417)
Total loans					$595,533
Percent of Total Loans	86.7%	4.8%	4.1%	4.4%	100.0%

(3) Included in the 0007 rating category are $5.2 million of loans that are not impaired because fair value exceeds carrying cost.

As evidence of the continued improvement in the overall quality of the loan portfolio, loan balances with a risk grading of 0005 or better have risen to $536.8 million as of June 30, 2013, representing 89.7% of the total loan portfolio, from $516.7 million as of December 31, 2012, representing 86.7% of the total loan portfolio.

Loan balances with a risk grading of 0006B or 0007 have decreased by $13.3 million since December 31, 2012. The decrease consisted of $0.7 million of loan balances transferred to other real estate owned, $1.8 million of charge-offs, and $10.8 million of net payments and loan rating changes. Loans in these categories are existing or potential problem loans that require management’s close attention. The decline in these troubled assets continues to be an indication of improvement in the quality of the loan portfolio as management actively works to prudently resolve problem credits.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

8.	Allowance For Loan Losses (“ALL”)

The ALL represents management’s estimate of probable and inherent credit losses in the loan portfolio. Estimating the amount of the ALL requires the exercise of significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of other qualitative factors such as current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset on the Company’s consolidated balance sheet. Loan losses are charged off against the ALL, while recoveries of amounts previously charged off are credited to the ALL. A provision for loan losses (“PFLL”) is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors that might possibly result in credit losses) includes subjective elements and, therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional PFLL could be required that could adversely affect the Company’s earnings or financial position in future periods. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized. As an integral part of their examination process, various regulatory agencies review the ALL as well. Such regulators may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

June 30, 2013	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals

With an allowance recorded:
Recorded investment	$40	$291	$1,506	$646	$—	$—	$—	$2,483
Unpaid principal balance	63	538	2,321	1,053	—	—	—	3,975
Related allowance	23	247	815	407	—	—	—	1,492
With no related allowance recorded:
Recorded investment	$778	$117	$7,308	$199	$5	$—	$—	$8,407
Unpaid principal balance	778	117	7,308	199	5	—	—	8,407
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$818	$408	$8,814	$845	$5	$—	$—	$10,890
Unpaid principal balance	841	655	9,629	1,252	5	—	—	12,382
Related allowance	23	247	815	407	—	—	—	1,492

Average recorded investment during quarter	$938	$829	$9,938	$916	$11	$—	$—	$12,632

Interest income recognized while impaired	$3	$5	$93	$—	$—	$—	$—	$101

December 31, 2012	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$130	$703	$3,261	$—	$3	$—	$—	$4,097
Unpaid principal balance	153	897	4,370	13	4	—	—	5,437
Related allowance	23	194	1,109	13	1	—	—	1,340
With no related allowance recorded:
Recorded investment	$889	$547	$10,516	$971	$20	$—	$—	$12,943
Unpaid principal balance	889	547	10,516	971	20	—	—	12,943
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$1,019	$1,250	$13,777	$971	$23	$—	$—	$17,040
Unpaid principal balance	1,042	1,444	14,886	984	24	—	—	18,380
Related allowance	23	194	1,109	13	1	—	—	1,340

Average recorded investment during quarter	$2,889	$2,582	$22,518	$791	$18	$—	$—	$28,798
Interest income recognized while impaired	$2	$87	$230	$6	$—	$—	$—	$325

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Nonaccrual loans	$8,231	$8,499	$10,724	$8,203	$11,513
Loans restructured in a troubled debt restructuring, nonaccrual	114	140	3,724	3,812	8,159
Total nonperforming loans (“NPLs”)	$8,345	$8,639	$14,448	$12,015	$19,672
Restructured loans, accruing	$3,959	$3,267	$3,931	$4,425	$4,715

During the quarter ended June 30, 2013, $0.1 million of nonaccrual loans were brought current, $0.1 million were charged off, and $0.5 million were transferred to other real estate owned. Partially offsetting those decreases were $0.5 million of additions to nonaccrual loans.

9.	Other Real Estate Owned, Net

Other real estate owned is summarized as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2013	2012

Beginning balance	$14,334	$14,913
Transfer of net realizable value to other real estate owned	696	5,819
Sale proceeds	(3,302)	(5,489)
Net gain from disposal of other real estate owned	128	110
Valuation allowance related to properties disposed	(1,382)	(1,579)
Total other real estate owned	10,474	13,774
Valuation allowance for losses	(2,921)	(3,417)
Total other real estate owned, net	$7,553	$10,357

          Changes in the valuation allowance for losses on total other real estate owned were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2013	2012

Beginning balance	$3,858	$2,794
Provision charged to operations	445	2,202
Amounts related to properties disposed	(1,382)	(1,579)
Balance at end of period	$2,921	$3,417

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

10.	Income Taxes

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

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as management’s expectations of future performance. At June 30, 2013 and December 31, 2012, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset.

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

The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2009 and for Wisconsin state income taxes for years before 2008. Subsequent to June 30, 2013, the IRS began an audit of the Company’s 2011 federal income tax return. Management anticipates this audit will be concluded by the end of 2013.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Changes in the deferred income tax balances were as follows (dollar amounts in thousands):

DEFERRED INCOME TAXES – AVAILABLE FOR SALE SECURITIES

	For the six months ended June 30,
	2013	2012

Balances at beginning of period	$(3,435)	$(2,468)
Net change during period	1,687	(800)
Balances at end of period	$(1,748)	$(3,268)

DEFERRED INCOME TAXES – OTHER THAN AVAILABLE FOR SALE SECURITIES

	For the six months ended June 30,
	2013	2012

Balances at beginning of period	$9,793	$9,613
Net change during period	(911)	461
Balances at end of period	$8,882	$10,074

11.	Equity Investment

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, the Bank and UFS have a common member on each of their respective Boards of Directors. The investment in this entity is carried on the Bank’s balance sheet under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations and increases the Bank’s investment. As dividends are received from UFS, the investment is reduced. The carrying value of the investment in UFS was $3.6 million at June 30, 2013 and $3.3 million at December 31, 2012. The current book value of UFS was approximately $7,159 per share and $6,691 per share at June 30, 2013 and December 31, 2012, respectively.

On June 28, 2013, UFS acquired a similar data processing entity located in St. Louis, Missouri, expanding its service base from Wisconsin to four additional states.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Balance at beginning of period	$948	$697	$839	$634
Additions from loans sold with servicing retained	55	83	166	128
Loan payments and payoffs	(38)	(59)	(91)	(95)
Changes in valuation	(80)	(28)	(29)	26
Fair value of MSRs at the end of period	$885	$693	$885	$693

Unpaid principal balance of loans serviced for others was $128.1 million and $83.1 million at June 30, 2013 and June 30, 2012, respectively.

13.	Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.45 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes are convertible into shares of common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount, along with accrued, but unpaid interest, of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The outstanding principal balance at June 30, 2013 is $9.40 million.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Changes in troubled debt restructurings for the six months ended June 30, 2013 are as follows (dollars in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Total
Accruing
December 31, 2012	$—	$455	$3,476	$—	$—	$—	$3,931
Principal payments	—	—	(41)	—	—	—	(41)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—
New restructured	—	—	1,490	—	—	—	1,490
Transferred out of TDRs	—	(385)	(966)	—	—	—	(1,351)
Transfers to nonaccrual	—	(70)	—	—	—	—	(70)
June 30, 2013	$—	$—	$3,959	$—	$—	$—	$3,959

Nonaccrual
December 31, 2012	$—	$—	$3,710	$14	$—	$—	$3,724
Principal payments	—	—	(3,024)	(1)	—	—	(3,025)
Charge-offs	—	—	(655)	—	—	—	(655)
Advances	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	—	—
Transfers to other real estate owned	—	—	—	—	—	—	—
Transfers from accruing	—	70	—	—	—	—	70
June 30, 2013	$—	$70	$31	$13	$—	$—	$114

Totals
December 31, 2012	$—	$455	$7,186	$14	$—	$—	$7,655
Principal payments	—	—	(3,065)	(1)	—	—	(3,066)
Charge-offs	—	—	(655)	—	—	—	(655)
Advances	—	—	—	—	—	—	—
New restructured	—	—	1,490	—	—	—	1,490
Transfers out of TDRs	—	(385)	(966)	—	—	—	(1,351)
Transfers to other real estate owned	—	—	—	—	—	—	—
June 30, 2013	$—	$70	$3,990	$13	$—	$—	$4,073

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

During the six months ended June 30, 2013, $1.5 million of loan balances relating to three loans were transferred to restructured status. One loan for $0.7 million was restructured as an A/B split structure. Two loans totaling $0.8 million were restructured with changes to their payment schedules. Also during the six months, $3.6 million of nonaccrual restructured loans were reduced when the collateral securing the loans was sold within the six months and principal payments of $3.1 million were received. The remaining balance of $0.5 million was charged off.

A summary of troubled debt restructurings as of June 30, 2013 and December 31, 2012 is as follows (dollar amounts in thousands):

	June 30, 2013		December 31, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	1	70	5	455
Real estate – commercial	8	3,990	12	7,186
Commercial	1	13	1	14
Consumer	—	—	—	—
Municipal	—	—	—	—
Total	10	$4,073	18	$7,655

A summary of troubled debt restructurings as of June 30, 2013 by restructure type is as follows (dollar amounts in thousands):

	Accruing	Nonaccruing	Total
A/B split	$680	$70	$750
Payment schedule changes	1,257	44	1,301
Interest rate reduction	2,022	—	2,022
Total	$3,959	$114	$4,073

15.	Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	June 30, 2013	December 31, 2012

Commitments to fund unused home equity line loans	$57,568	$55,891
Commitments to fund 1-4 family loans	9,431	12,931
Commitments to fund residential real estate construction loans	2,449	2,435
Commitments unused on commercial lines of credit loans	148,430	149,569
Commitments unused on consumer lines of credit loans	9,977	9,525
Total commitments to extend credit	$227,855	$230,351
Financial standby letters of credit	$9,851	$15,499

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at June 30, 2013 and December 31, 2012 and our consolidated results of operations for the three and six months ended June 30, 2013 and 2012. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Branch Closure

In the normal course of business, the Bank continually evaluates efficiencies of operations. In doing so, it determined that it would be prudent to discontinue the operations of its only branch in Manitowoc County, Wisconsin. These operations were absorbed into the Bank’s remaining branches. The associated real estate was transferred to other real estate owned.

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

Other Real Estate Owned: Other real estate owned acquired through or in lieu of loan foreclosure are initially recorded at the lower of carrying cost or fair value less estimated costs to sell, establishing a new cost basis. Fair value is determined using a variety of market information including, but not limited to, appraisals, professional market assessments and real estate tax assessment information. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

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

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2012, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under accounting principles generally accepted in the United States of America and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2012, our valuation exceeded our carrying value by a range of 47% to 58%. As of June 30, 2013, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and six month periods ended June 30, 2013 and 2012.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income, as reported	$1,731	$1,294	$3,486	$2,626
Earnings per share-basic, as reported	$0.22	$0.16	$0.44	$0.33
Earnings per share-diluted, as reported	$0.19	$0.15	$0.38	$0.30
Cash dividends declared per share	$0.05	$0.01	$0.09	$0.02

Return on average assets	0.73%	0.50%	0.73%	0.50%
Return on average equity	7.31%	5.93%	7.45%	6.07%
Efficiency ratio (1)	68.46%	78.71%	67.78%	75.19%

(1)       Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains, net gains on the sale of fixed assets, and net gain on sale of branches. A lower ratio indicates greater efficiency.

Net income of $1.7 million for the three months ended June 30, 2013 increased from net income of $1.3 million for the comparable period in 2012. Net interest income was $7.3 million for the quarter ended June 30, 2013 and $8.2 million for the comparable quarter last year, resulting from a $1.4 million reduction in interest income partially offset by a $0.5 million reduction in interest expense. A PFLL of $0.6 million was charged to operations for the second quarter of 2013, which is $1.7 million lower than the $2.3 million PFLL taken during the comparable quarter of 2012. Noninterest income decreased by $2.0 million in the second quarter of 2013 versus the comparable quarter of 2012, primarily due to reduced net securities gains of $0.7 million, a $0.4 million gain on sale of land held for sale recorded in the second quarter of 2012 and $0.5 million of life insurance death benefit recorded in the second quarter of 2012. Noninterest expense declined to $6.7 million for the second quarter of 2013 compared to $8.9 million in the similar quarter last year primarily due to reduced costs associated with four branches sold in the third quarter of 2012, reduced costs of $1.5 million related to the operation of other real estate as well as reduced loan and collection costs.

Net income of $3.5 million for the six months ended June 30, 2013 increased from net income of $2.6 million for the comparable period in 2012. Net interest income was $14.7 million for the six months ended June 30, 2013 and $16.5 million for the comparable period last year, resulting from a $3.1 million reduction in interest income partially offset by a $1.3 million reduction in interest expense. A PFLL of $1.2 million was charged to operations for the six months of 2013, which is $2.8 million lower than the $4.0 million PFLL taken during the comparable period of 2012. Noninterest income decreased by $2.5 million in the six months of 2013 versus the comparable period of 2012, primarily due to reduced net securities gains of $1.4 million, $0.4 million in gain on sale of land held for sale recorded in 2012 and $0.5 million of life insurance death benefit recorded in 2012. Noninterest expense declined to $13.5 million for the first six months of 2013 compared to $16.7 million in the comparable period last year primarily due to reduced costs associated with four branches sold in the third quarter of 2012, reduced costs of $1.9 million related to the operation of other real estate as well as reduced loan and collection costs.

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

Net interest income on a tax-equivalent basis was $7.6 million for the three months ended June 30, 2013, compared to $8.5 million for the same period in 2012. The decrease for the second quarter of 2013 resulted primarily from a $1.4 million decrease in interest income on interest earning assets partially offset by a $0.6 million decrease in interest expense on interest-bearing liabilities. Contributing to the reduction in funding costs, average noninterest-bearing demand deposits increased from $105.7 million during the second quarter of 2012 to $115.3 million for the comparable period in 2013.

Net interest income on a tax-equivalent basis was $15.2 million for the six months ended June 30, 2013, compared to $17.0 million for the same period in 2012. The decrease for the six months of 2013 resulted primarily from a $3.1 million decrease in interest income on interest-earning assets partially offset by a $1.3 million decrease in interest expense on interest-bearing liabilities. Contributing to the reduction in funding costs, average noninterest-bearing demand deposits increased from $102.1 million during the second quarter of 2012 to $115.9 million for the comparable period in 2013.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread remained stable at 3.45% for the second quarter of 2013 and 2012, resulting primarily from a 17 bps decrease in the cost of interest-bearing liabilities from 0.84% to 0.67%, offset by a 17 bps decrease in the yield on earning assets from 4.29% to 4.12%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Interest rate spread decreased 4 bps to 3.40% for the first six months of 2013 compared to 3.44% for the same period in 2012, resulting primarily from a 20 bps decrease in the cost of interest-bearing liabilities from 0.88% to 0.68%, more than offset by a 24 bps decrease in the yield on earning assets from 4.32% to 4.08%.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the second quarter of 2013 was 3.55%, unchanged from the comparable period in 2012.

For the three months ended June 30, 2013, average interest-earning assets decreased $97.6 million from the same period in 2012. Decreases in average loans of $43.8 million (6.9%), taxable securities of $30.4 million (13.2%) and federal funds sold and interest-bearing due from financial institutions balances of $24.7 million (56.8%), partially offset by an increase in tax exempt securities of $1.3 million (2.9%) account for the net decrease. The decrease in loans is primarily attributable to the sale of $36.8 million of loans in conjunction with the sale of four branches in the third quarter of 2012.

For the six months ended June 30, 2013, average interest-earning assets decreased $92.5 million from the same period in 2012. Decreases in average loans of $42.1 million (6.6%), taxable securities of $38.5 million (15.8%) and federal funds sold and interest-bearing due from financial institutions balances of $13.1 million (28.8%), partially offset by an increase in tax exempt securities of $1.2 million (2.6%) account for the net decrease. The decrease in loans is primarily attributable to the sale of $36.8 million of loans in conjunction with the sale of four branches in the third quarter of 2012.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$594,883	$7,074	4.77%	$638,684	$7,950	5.01%
Taxable securities	200,698	1,179	2.35%	231,116	1,712	2.96%
Tax exempt securities [1]	45,805	563	4.92%	44,534	563	5.06%
Federal funds sold and interest-bearing due from financial institutions	18,739	15	0.32%	43,406	23	0.21%
Total earning assets	860,125	8,831	4.12%	957,740	10,248	4.29%
Noninterest earning assets	85,343			93,051
Total assets	$945,468			$1,050,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$633,865	691	0.44%	$742,178	1,195	0.65%
Short-term borrowings	—	—	—%	96	—	0.67%
Customer repurchase agreements	28,416	15	0.21%	26,829	13	0.20%
Federal Home Loan Bank advances	40,000	201	2.02%	55,000	258	1.88%
Convertible promissory notes	9,400	244	10.38%	9,450	245	10.37%
Subordinated debentures	16,100	66	1.63%	16,100	74	1.82%
Total interest-bearing liabilities	727,781	1,217	0.67%	849,653	1,785	0.84%
Demand deposits	115,273			105,695
Accrued expenses and other liabilities	7,464			7,665
Stockholders’ equity	94,950			87,778
Total liabilities and stockholders’ equity	$945,468			$1,050,791
Net interest income		$7,614			$8,463
Interest rate spread (3)			3.45%			3.45%
Net interest margin (4)			3.55%			3.55%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans, net [1,2]	$594,261	$14,170	4.81%	$636,408	$16,029	5.06%
Taxable securities	204,500	2,402	2.35%	242,960	3,618	2.98%
Tax exempt securities [1]	45,534	1,129	4.96%	44,371	1,127	5.08%
Federal funds sold and interest-bearing due from financial institutions	32,425	49	0.30%	45,525	53	0.23%
Total earning assets	876,720	17,750	4.08%	969,264	20,827	4.32%
Noninterest earning assets	86,016			92,139
Total assets	$962,736			$1,061,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing
Liabilities:
Total interest-bearing deposits	$647,150	1,455	0.45%	$752,237	2,589	0.69%
Short-term borrowings	—	—	—%	48	—	0.67%
Customer repurchase agreements	31,882	35	0.22%	30,953	36	0.24%
Federal Home Loan Bank advances	40,000	400	2.02%	55,000	516	1.88%
Convertible promissory notes	9,400	488	10.38%	9,450	490	10.37%
Subordinated debentures	16,100	133	1.65%	16,100	152	1.87%

Total interest-bearing liabilities	744,532	2,511	0.68%	863,788	3,783	0.88%
Demand deposits	115,868			102,081
Accrued expenses and other liabilities	8,025			8,500
Stockholders’ equity	94,311			87,034
Total liabilities and stockholders’ equity	$962,736			$1,061,403
Net interest income		$15,239			$17,044
Interest rate spread (3)			3.40%			3.44%
Net interest margin (4)			3.50%			3.53%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$(524)	$(352)	$(876)
Taxable securities	(223)	(310)	(533)
Tax exempt securities	16	(16)	—
Federal funds sold and interest-bearing due from financial institutions	(17)	9	(8)
Total interest-earning assets	$(748)	$(669)	$(1,417)

Interest expense:
Total interest-bearing deposits	$(278)	$(226)	$(504)
Repurchase agreements/short-term borrowings	1	1	2
FHLB advances	(75)	18	(57)
Convertible promissory notes	(1)	—	(1)
Subordinated debentures	—	(8)	(8)
Total interest-bearing liabilities	$(353)	$(215)	$(568)
Net interest income	$(395)	$(454)	$(849)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.0% and 91.1% for the three months ended June 30, 2013 and 2012, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$(1,095)	$(764)	$(1,859)
Taxable securities	(545)	(671)	(1,216)
Tax exempt securities	29	(27)	2
Federal funds sold and interest-bearing due from financial institutions	(18)	14	(4)
Total interest-earning assets	$(1,629)	$(1,448)	$(3,077)

Interest expense:
Total interest-bearing deposits	$(565)	$(569)	$(1,134)
Repurchase agreements/short-term borrowings	1	(2)	(1)
FHLB advances	(151)	35	(116)
Convertible promissory notes	(3)	1	(2)
Subordinated debentures	—	(19)	(19)
Total interest-bearing liabilities	$(718)	$(554)	$(1,272)
Net interest income	$(911)	$(894)	$(1,805)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

The ratio of average interest-earning assets to average total assets was 91.1% and 91.3% for the six months ended June 30, 2013 and 2012, respectively.

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

The PFLL for the quarter ended June 30, 2013 was $0.6 million compared to $2.3 million for the second quarter of 2012. Impairments of $1.2 million on loans not previously identified with associated loan balances of $3.0 million were recorded during the second quarter of 2013. Of the new impairments identified in the second quarter of 2013, $1.1 million related to a single loan relationship consisting of two loans with $2.5 million in balances outstanding at June 30, 2013. Subsequent to June 30, 2013, a formal offer was received on the collateral securing the loan, with a closing expected to occur in the near future. No additional impairment is anticipated based on the offer.

Loan charge-offs for the six months ended June 30, 2013 and 2012 were $1.8 million and $1.9 million, respectively. During the first six months of 2013, a $0.7 million charge off was taken related to a sale of a commercial customer’s business. This sale also reduced nonperforming loans and nonperforming assets by $3.2 million. Net annualized charge-offs to average loans were 0.52% for the six months ended June 30, 2013 compared to 0.61% for the same period in 2012. For the six months ended June 30, 2013, nonperforming loans decreased by $6.1 million (42.2%) to $8.3 million from $14.4 million at December 31, 2012. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned” sections below for more information related to nonperforming loans. Our management believes that the ALL at June 30, 2013 and the related PFLL charged to earnings for the quarter ended June 30, 2013 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and six month periods ended June 30, 2013 and 2012, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Six months ended
	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change

Fees from fiduciary services	$286	$283	1.1%	$537	$523	2.7%
Fees from loan servicing	143	141	1.4%	293	300	(2.3)%
Service charges on deposit accounts	699	810	(13.7)%	1,326	1,582	(16.2)%
Other fee income	153	178	(14.0)%	316	366	(13.7)%
Financial services income	244	232	5.2%	557	440	26.6%
Net gains on sales of loans	440	512	(14.1)%	1,034	873	18.4%
Net change in valuation of mortgage servicing	(118)	(87)	(35.6)%	(120)	(69)	(73.9)%
Net gains from sale of securities	221	907	(75.6)%	209	1,585	(86.8)%
Gains from sale of fixed assets	5	619	(99.2)%	5	621	(99.2)%
Increase in cash surrender value of life insurance	91	107	(15.0)%	169	200	(15.6)%
Equity in income of UFS subsidiary	198	159	24.5%	433	336	28.9%
Other income	(3)	481	(100.6)%	99	630	(84.3)%
Total Noninterest Income	$2,359	$4,342	(45.7)%	$4,858	$7,387	(34.2)%

Noninterest income decreased $2.0 million (45.7%) for the three months ended June 30, 2013 versus the comparable period in 2012 primarily due to decreased gains from the sale of securities of $0.7 million (75.6%), a reduction of gain on sale of fixed assets of $0.6 million (99.2%) resulting primarily from gains on land held for sale of $0.4 million, and a $0.5 million life insurance death benefit received in the second quarter of 2012.

Noninterest income decreased $2.5 million (34.2%) for the six months ended June 30, 2013 versus the comparable period in 2012 primarily due to decreased gains from the sale of securities of $1.4 million (86.8%), a reduction of gain on sale of fixed assets of $0.6 million (99.2%) resulting primarily from gains on land held for sale of $0.4 million, and a $0.5 million life insurance death benefit received in the second quarter of 2012.

Included in the fees for other services to customers in noninterest income are service charges on deposit accounts, other fee income and financial services income.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and six months ended June 30, 2013 and 2012, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended			Six months ended
	June 30, 2013	June 30, 2012	% Change	June 30, 2013	June 30, 2012	% Change

Salaries and employee benefits	$3,908	$4,228	(7.6)%	$8,093	$8,655	(6.5)%
Occupancy	483	553	(12.7)%	1,007	1,177	(14.4)%
Equipment	294	287	2.4%	589	557	5.7%
Data processing and courier	213	221	(3.6)%	420	450	(6.7)%
Operation of other real estate owned	364	1,817	(80.0)%	563	2,413	(76.7)%
Business development and advertising	190	179	6.1%	347	350	(0.9)%
Charitable contributions	16	19	(15.8)%	34	35	(2.9)%
Stationery and supplies	112	145	(22.8)%	214	277	(22.7)%
Director fees	93	105	(11.4)%	187	206	(9.2)%
FDIC insurance	178	369	(51.8)%	369	731	(49.5)%
Legal and professional	168	161	4.3%	343	262	30.9%
Loan and collection	52	147	(64.6)%	147	357	(58.8)%
Other outside services	185	198	(6.6)%	384	381	0.8%
Other operating expenses	423	448	(5.6)%	790	859	(8.0)%
Total Noninterest Expense	$6,679	$8,877	(24.8)%	$13,487	$16,710	(19.3)%

Total noninterest expense decreased $2.2 million (24.8%) for the three months ended June 30, 2013 compared to the same period in 2012. The noninterest expense to average assets ratio was 2.8% for the three months ended June 30, 2013 compared to 3.4% for the same period in 2012. The decrease in expense was primarily attributable to a $1.5 million (80.0%) decrease in expenses related to other real estate owned, a $0.1 million (64.6%) decrease in loan and collection costs as well as a decrease in overall operating costs associated with the sale of four branches in third quarter 2012. FDIC insurance expense was down $0.2 million.

Total noninterest expense decreased $3.2 million (19.3%) for the six months ended June 30, 2013 compared to the same period in 2012. The noninterest expense to average assets ratio was 2.8% for the six months ended June 30, 2013 compared to 3.2% for the same period in 2012. The decrease in expense was primarily attributable to a $1.9 million (76.7%) decrease in expenses related to other real estate owned, a $0.2 million (8.8%) decrease in loan and collection costs as well as a decrease in overall operating costs associated with the sale of four branches in third quarter 2012. FDIC insurance expense was down $0.4 million.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was at 1.8% for the three months ended June 30, 2013 compared to 1.7% for the three months ended June 30, 2012. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, and land held for sale). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio decreased to 68.5% for the three months ended June 30, 2013 from 78.7% for the comparable period last year. This is primarily due to the $2.2 million decrease in noninterest expense discussed above.

The $1.8 million decrease in expenses related to the operation of other real estate owned held for sale by the Bank for the six month period ended June 30, 2013 resulted almost exclusively from a $1.8 million decrease in write-downs due to the revaluation of properties held. We continue to evaluate all other real estate owned values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include, but are not limited to, insurance, maintenance, real estate taxes, management fees, utilities and legal fees. A majority of the other real estate owned have valuations that have been updated within the last twelve months.

Salaries and employee benefits were $8.1 million for the six months ended June 30, 2013, compared to $8.6 million for the six months ended June 30, 2012. The number of full-time equivalent employees decreased from 291 at June 30, 2012 to 264 at June 30, 2013 primarily related to the sale of four branches in third quarter 2012. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2013 salary expense is $0.1 million of expense related to our long-term equity incentive plan.

Included in noninterest expense are FDIC insurance premiums of $0.4 million for the six months ended June 30, 2013 compared to $0.7 million for the same period a year ago, a decrease of $0.3 million (49.5%). This decrease is attributable to the reduction in net assets resulting from the sale of four branches in the third quarter of 2012 as well as a reduction by the FDIC in the assessment rate applied in the calculation of our premium.

Income Taxes:

We recorded an income tax expense of $0.7 million for the three months ended June 30, 2013 versus an expense of $0.1 million for the same period in 2012. The increase in tax expense is primarily attributable to a $1.0 million year-over-year increase in pre-tax taxable income for the second quarter of 2013 versus the comparable quarter of 2012.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and other real estate owned valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At June 30, 2013, we determined that no valuation allowance was required to be taken against our deferred income tax assets. We continue to assess the amount of tax benefits we may realize.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

	June 30, 2013	December 31, 2012	Percent Change

Amount of Loans by Type:
Real estate-mortgage:
Commercial	$283,142	$291,992	(3.0)%
1-4 Family residential
First liens	86,397	83,579	3.4%
Junior liens	6,371	6,482	(1.7)%
Home equity	37,142	37,254	(0.3)%
Commercial, financial and agricultural	114,974	108,890	5.6%
Real estate-construction	43,979	40,901	7.5%
Installment
Credit cards and related plans	1,419	1,433	(1.0)%
Other	5,247	6,449	(18.6)%
Obligations of states and political subdivisions	20,053	18,970	5.7%
Less: Deferred origination fees, net of costs	(451)	(417)	(8.2)%
Less: Allowance for loan losses	(8,823)	(9,165)	3.7%
Total	$589,450	$586,368	0.5%

Net loans increased $3.1 million (0.5%) from $586.4 million at December 31, 2012 to $589.5 million at June 30, 2013. In addition to originating loans, we buy and sell loan participations with other financial institutions located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market which represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines.

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

The ALL at June 30, 2013 was $8.8 million, compared to $9.2 million at December 31, 2012. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned:

Management encourages early identification of nonaccrual and problem loans in order to minimize the risk of loss. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and nonaccrual loans restructured in a troubled debt restructuring that have not shown a sufficient period of performance with the restructured terms. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest or earlier as deemed appropriate. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash received on nonaccrual loans is used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to accounting guidance for troubled debt restructurings.

NONPERFORMING ASSETS
(Dollars amounts in thousands)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

Nonperforming Assets:
Nonaccrual loans	$8,231	$8,499	$10,724	$8,203	$11,513
Nonaccrual loans, restructured	114	140	3,724	3,812	8,159
Total nonperforming loans (“NPLs”)	$8,345	$8,639	$14,448	$12,015	$19,672
Foreclosed properties, net	7,553	8,579	10,476	10,451	10,357
Total nonperforming assets (“NPAs”)	$15,898	$17,218	$24,924	$22,466	$30,029
Restructured loans, accruing(1)	$3,959	$3,267	$3,931	$4,425	$4,715

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	2.84	x	1.41	x	1.33	x	1.56	x	3.28	x
NCOs to average loans (annualized)	0.52%		0.99%		1.11%		1.08%		0.61%
ALL to total loans	1.47%		1.40%		1.54%		1.77%		2.00%
NPLs to total loans	1.39%		1.45%		2.42%		1.99%		3.10%
NPAs to total assets	1.68%		1.80%		2.44%		2.28%		2.89%
ALL to NPLs	105.73%		96.23%		63.44%		88.71%		64.73%

(1) Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the quarter ended June 30, 2013, NPLs were reduced by $0.3 million and other real estate owned declined by $1.0 million. $1.3 million of other real estate owned was sold, $0.5 million of properties were transferred to other real estate owned and $0.3 million of write downs were taken during the quarter ended June 30, 2013. Additionally, $0.1 million of non-performing loans were brought current and $0.1 million was charged off.

Restructured loans accruing at June 30, 2013 were $4.0 million. There was one accruing restructured loan of $0.1 million transferred to nonaccrual during the second quarter of 2013. No restructured loans with modified terms were transferred out of the restructured loan category during the second quarter of 2013.

Nonperforming loans decreased $6.1 million from December 31, 2012 to June 30, 2013.

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Secured by real estate	$3,346	$4,290	$2,333	$5,549	$2,831
Commercial and industrial loans	700	699	903	—	182
Loans to individuals	24	39	29	38	51
Total	$4,070	$5,028	$3,265	$5,587	$3,064

Percentage of total loans	0.69%	0.85%	0.55%	0.93%	0.48%

As indicated above, loan balances 30-89 days past due have increased by $0.8 million and $1.0 million when compared to December 31, 2012 and June 30, 2012, respectively, but have decreased by $1.0 million in the second quarter of 2013. During the second quarter of 2013, $0.5 million of loans 30-89 days past due at March 31, 2013 transferred to nonaccrual status. Additionally, $2.9 million of loans were brought current and $2.4 million of loans became 30-89 days past due.

Information regarding other real estate owned is as follows:

	Six months ended June 30, 2013	Twelve months ended December 31, 2012	Six months ended June 30, 2012

Beginning balance	$14,334	$14,913	$14,913
Transfer of loans to other real estate owned	696	9,487	5,819
Sales proceeds, net	(3,302)	(8,040)	(5,489)
Net gain from sale of other real estate owned	128	194	110
Valuation allowance related to other real estate owned disposed	(1,382)	(2,220)	(1,579)
Total other real estate owned, net	10,474	14,334	13,774
Valuation allowance for losses	(2,921)	(3,858)	(3,417)
Total other real estate owned, net	$7,553	$10,476	$10,357

VALUATION ALLOWANCE ON OTHER REAL ESTATE OWNED

	Six months ended June 30, 2013	Twelve months ended December 31, 2012	Six months ended June 30, 2012

Beginning balance	$3,858	$2,794	$2,794
Provision charged to operations	445	3,284	2,202
Allowance recovered on properties disposed	(1,382)	(2,220)	(1,579)
Ending balance	$2,921	$3,858	$3,417

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At June 30, 2013, the investment portfolio (comprising investment securities available for sale) decreased $7.3 million (3.0%) to $234.7 million compared to $242.0 million at December 31, 2012. At June 30, 2013, the investment portfolio represented 24.8% of total assets compared to 23.6% at December 31, 2012. For the three months ended June 30, 2013, principal payments of $14.3 million were received on investments, including $1.1 million from the maturity of a security. For the three months ended, June 30, 2013, we purchased $11.2 million of securities for a net cash increase of $3.1 million.

We closely monitor securities we hold in our investment portfolio that remain in an unrealized loss position for greater than twelve months. Total gross unrealized losses on these securities were $0.4 million at June 30, 2013, representing 19.5% of total gross unrealized securities losses and 0.2% of the total investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At June 30, 2013 and December 31, 2012, we did not hold securities of any one issuer, other than the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or United States Department of Veterans Affairs (“VA”), each an agency or corporation of the United States government, in an amount greater than 10% of stockholders’ equity. As of June 30, 2013, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 21.3% of the total amount invested in residential mortgage-backed securities.

Deposits:

Total deposits at June 30, 2013 decreased $49.5 million (6.1%) to $756.5 million from $806.0 million at December 31, 2012. The decrease for the six months was a result of a $28.7 million (12.6%) decrease in time deposits from $227.7 million at December 31, 2012 to $199.0 million at June 30, 2013 and a $26.9 million (9.5%) decrease in our non-interest bearing and interest bearing demand deposits from $282.6 million at December 31, 2012 to $255.7 million at June 30, 2013, partially offset by an increase of $6.0 million (2.0%) in our savings deposits from $295.7 million at December 31, 2012 to $301.7 million at June 30, 2013. Total interest-bearing deposits decreased $41.2 million (6.1%) while non-interest-bearing deposits decreased $8.3 million (6.3%) from December 31, 2012 to June 30, 2013. During the quarter ended June 2013, $7.5 million of brokered certificates of deposit matured and were not renewed.

The decrease in total deposits from December 31, 2012 to June 30, 2013 is partially related to usual seasonal customer withdrawals. We continue to focus on expanding customer deposit relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the FHLB and through the discount window at the Federal Reserve.

Other Funding Sources:

Securities sold under agreements to repurchase decreased $29.1 million (56.4%) from $51.6 million at December 31, 2012 to $22.5 million at June 30, 2013. We did not have any federal funds purchased at either June 30, 2013 or December 31, 2012.

FHLB advances were $40.0 million at June 30, 2013, unchanged from December 31, 2012. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At June 30, 2013, the interest rate on these securities was 1.62%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. At June 30, 2013, we are current on all interest payments on the TruPS.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of June 30, 2013 and December 31, 2012 was $9.4 million.

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

The following table summarizes our significant contractual obligations and commitments at June 30, 2013:

CONTRACTUAL OBLIGATIONS

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Certificates of deposit and other time deposit obligations	$133,105	$63,083	$2,817	$—	$199,005
Repurchase agreements	22,457	—	—	—	22,457
Federal Home Loan Bank advances	15,000	25,000	—	—	40,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes (1)	—	9,400	—	—	9,400
Total	$170,562	$97,483	$2,817	$16,100	$286,962

(1)

One-half of the Convertible Notes are mandatorily converted to shares of our common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off- Balance Sheet Arrangements:

The following is a summary of our off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS

	June 30, 2013	December 31, 2012

Commitments to fund unused home equity line loans	$57,568	$55,891
Commitments to fund 1-4 family loans	9,431	12,931
Commitments to fund residential real estate construction loans	2,449	2,435
Commitments unused on commercial lines of credit loans	148,430	149,569
Commitments unused on consumer lines of credit loans	9,977	9,525
Total commitments to extend credit	$227,855	$230,351
Financial standby letters of credit	$9,851	$15,499

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs and to service other liabilities as they become due without undue cost or risk and without causing a disruption to normal operating activities. We and the Bank have different liquidity considerations.

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings and the offerings of subordinated debentures and convertible promissory notes. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our Trups and Convertible Notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Such restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the Wisconsin Department of Financial Institutions if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years.

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

Maturing investments have historically been a primary source of liquidity. For the six months ended June 30, 2013, principal payments totaling $30.2 million were received on investments. In addition, we purchased $32.3 million in investments in the same period. Approximately 9.8%, or $15.7 million, of the mortgage-backed securities outstanding at June 30, 2013 were issued and guaranteed by GNMA or the VA, agencies of the United States government. An additional 72.8%, or $117.1 million, of the mortgage-backed securities outstanding at June 30, 2013 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, and comprised approximately 17.4%, or $28.0 million, of the outstanding mortgage-backed securities at June 30, 2013. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the June 30, 2013 unaudited consolidated statements of cash flows, resulted in $49.6 million of cash outflow during the first six months of 2013. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered certificates of deposit decreased $14.9 million from $31.3 million at December 31, 2012 to $16.4 million at June 30, 2013, due to brokered certificate of deposits that matured in the first six months of 2013 that were not renewed. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $141.7 million, or 23.7% of total loans, maturing within one year of June 30, 2013. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at June 30, 2013, securities sold under agreements to repurchase totaled $22.5 million compared to $51.6 million at the end of 2012. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $40.0 million at June 30, 2013 and December 31, 2012.

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

Capital Resources:

Stockholders’ equity at June 30, 2013 and December 31, 2012 was $93.5 million and $93.1 million, respectively, reflecting an increase of $0.4 million (0.3%) during the first six months of 2013. The increase in stockholders’ equity was primarily related to our net income of $3.5 million, net of a decrease in comprehensive income of $2.6 million (as a result of a decrease in unrealized gains on available for sale securities) and dividends of $0.09 per share declared and paid during the six months ended June 30, 2013. The ratio of stockholders’ equity to assets was 9.9% and 9.1% at June 30, 2013 and December 31, 2012, respectively.

In July 2013, we declared a $0.06 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance.

On May 23, 2013, our board of directors approved a stock repurchase program (the “Repurchase Program”), which was designed to allow us to proactively manage our capital position and return excess capital to shareholders. Pursuant to the Repurchase Program, we may buy up to 400,000 shares of our common stock, representing approximately 5.0% of our outstanding common shares. During the second quarter of 2013, we repurchased 10,000 shares pursuant to the Repurchase Program. See Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report for details of the stock repurchases during the quarter.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines that banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At June 30, 2013, we maintained capital in excess of the minimum ratios required to be categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule, Basel III, implements the reforms proposed by the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase minimum requirements as to the quantity and quality of capital required to be held by banking organizations. We are in the process of evaluating the full impact of the new regulation to which we will be subject beginning January 1, 2015, but believe we would be considered “well capitalized” under the new regulation if it were in effect as of June 30, 2013.

The total capital ratios for the previous four quarters are as follows:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Company	16.82%	16.39%	15.96%	15.28%
Bank	16.26%	16.20%	15.89%	15.22%

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

The following tables present our and the Bank’s capital ratios as of June 30, 2013 and December 31, 2012:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2013
Total Capital (to Risk-Weighted Assets)
Company	$113,535	16.82%	$54,009	8.00%	$	N/A	N/A
Bank	109,756	16.26%	53,996	8.00%		67,495	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$95,692	14.17%	$27,005	4.00%	$	N/A	N/A
Bank	101,315	15.01%	26,998	4.00%		40,497	6.00%
Tier 1 Capital (to Average Assets)
Company	$95,692	10.24%	$37,372	4.00%	$	N/A	N/A
Bank	101,315	10.84%	37,385	4.00%		46,732	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)
Company`	$109,932	15.96%	$55,111	8.00%	$	N/A	N/A
Bank	109,358	15.89%	55,047	8.00%		68,809	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$91,914	13.34%	$27,556	4.00%	$	N/A	N/A
Bank	100,750	14.64%	27,524	4.00%		41,286	6.00%
Tier 1 Capital (to Average Assets)
Company	$91,914	9.41%	$39,056	4.00%	$	N/A	N/A
Bank	100,750	10.31%	39,101	4.00%		48,876	5.00%

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

As of June 30, 2013, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2012, as described in our 2012 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp and 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at June 30, 2013.

INTEREST SENSITIVITY

	Change in Net Interest Income Over One Year Horizon
	At June 30, 2013		At December 31, 2012
	Dollar change (in thousands)	Percentage change	Dollar change (in thousands)	Percentage change
Change in levels of interest rates
+200 bp	$(1,190)	(4.0)%	$(211)	(0.7)%
+100 bp	(1,062)	(3.6)%	(398)	(1.4)%
Base	—	—	—	—
-100 bp	(1,076)	(3.7)%	(1,089)	(3.7)%
-200 bp	(1,815)	(6.2)%	(1,733)	(5.9)%

As shown above, at June 30, 2013, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $1.2 million or 4.0% versus by $0.2 million or 0.7% at December 31, 2012. The increase in the impact of an immediate 200 bp increase in interest rates from December 31, 2012 to June 30, 2013 was a result of a reduction in interest-bearing cash balances offset in part by a decline in interest-bearing deposit balances. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $1.8 million or 6.2% versus by $1.7 million or 5.9% at December 31, 2012. However, a 200 bp reduction in rates is not realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2013, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. We repurchased 10,000 shares of our common stock during the second quarter of 2013.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 23, 2013-May 31, 2013	10,000	$9.95	10,000	390,000
June 1, 2013-June 30, 2013	—	—	—	—
Total	10,000	$9.95	10,000	390,000

(1)

On May 23, 2013, our Board of Directors approved the Repurchase Program, which authorized us to repurchase up to 400,000 shares of our stock through May 30, 2014. 10,000 shares were repurchased on the open market during the second quarter of 2013 at an average price of $9.95 per share.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	August 1, 2013	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	August 1, 2013	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer