Form 10-Q
period 2013-09-30
BAYLAKE CORP
filed 2013-11-01
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of November 1, 2013 was 7,817,486 shares.

BAYLAKE CORP.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2013 (unaudited) and December 31, 2012
(Dollar amounts in thousands)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$66,814	$109,621
Federal funds sold	2,879	1,018
Securities available for sale	227,764	242,019
Loans held for sale	535	894
Loans, net of allowance of $7,895 and $9,165 at September 30, 2013 and December 31, 2012, respectively	604,273	586,368
Cash surrender value of life insurance	23,306	23,061
Premises and equipment, net	20,488	20,818
Premises and equipment held for sale	1,068	1,068
Federal Home Loan Bank stock	3,598	3,598
Other real estate owned, net	6,884	10,476
Goodwill	6,641	6,641
Deferred income taxes	7,094	6,358
Accrued interest receivable	3,021	2,752
Other assets	8,627	9,279
Total Assets	$982,992	$1,023,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$142,547	$132,477
Interest-bearing	619,259	673,538
Total Deposits	761,806	806,015

Federal Home Loan Bank advances	25,000	40,000
Repurchase agreements	69,902	51,568
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,400	9,400
Accrued expenses and other liabilities	8,437	7,744
Total Liabilities	890,645	930,827

Commitments and Contingencies - Note 15

Common stock, $5 par value, authorized 50,000,000 shares; Issued-8,191,499 shares at September 30, 2013 and 8,158,360 at December 31, 2012; Outstanding-7,817,486 shares at September 30, 2013 7,937,347 at December 31, 2012	40,957	40,792
Additional paid-in capital	12,306	12,192
Retained earnings	42,946	38,448
Treasury stock (374,013 shares at September 30, 2013 and 221,013 shares at December 31, 2012)	(5,143)	(3,549)
Accumulated other comprehensive income	1,281	5,261
Total Stockholders’ Equity	92,347	93,144
Total Liabilities and Stockholders’ Equity	$982,992	$1,023,971

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and nine months ended September 30, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,978	$7,812	$20,997	$23,698
Taxable securities	1,244	1,493	3,646	5,111
Tax exempt securities	370	373	1,116	1,118
Federal funds sold	23	44	73	97
Total Interest and Dividend Income	8,615	9,722	25,832	30,024

INTEREST EXPENSE
Deposits	575	1,029	2,030	3,618
Repurchase agreements	20	13	55	49
Federal Home Loan Bank advances and other debt	170	230	570	746
Subordinated debentures	67	75	200	228
Convertible promissory notes	244	245	732	735
Total Interest Expense	1,076	1,592	3,587	5,376
Net interest income	7,539	8,130	22,245	24,648
Provision for loan losses	200	1,100	1,400	5,125
Net interest income after provision for loan losses	7,339	7,030	20,845	19,523

NONINTEREST INCOME
Fees from fiduciary activities	251	242	788	765
Fees from loan servicing	146	151	439	450
Fees for other services to customers	1,184	1,167	3,383	3,555
Net gain on sale of loans	271	651	1,305	1,523
Net change in valuation of mortgage servicing rights	72	(90)	(48)	(159)
Net realized gain on sale of securities	—	—	209	1,585
Net gains (losses) on sale of premises and equipment	(1)	(39)	4	582
Net gain on sale of branches	—	826	—	826
Increase in cash surrender value of life insurance	76	81	245	282
Income in equity of UFS subsidiary	249	173	682	509
Other income	78	88	177	718
Total Noninterest Income	2,326	3,250	7,184	10,636
NONINTEREST EXPENSE
Salaries and employee benefits	4,202	4,196	12,295	12,851
Occupancy expense	502	587	1,509	1,764
Equipment expense	296	281	885	838
Data processing and courier expense	213	238	633	688
FDIC insurance expense	176	351	545	1,082
Operation of other real estate	(29)	306	534	2,718
Loan and collection expense	37	106	184	463
Other outside services	215	214	599	594
Other operating expenses	862	976	2,777	2,966
Total Noninterest Expense	6,474	7,255	19,961	23,964
Income before provision for income taxes	3,191	3,025	8,068	6,195
Provision for income taxes	986	940	2,377	1,484
Net Income	$2,205	$2,085	$5,691	$4,711
Basic earnings per share	$0.28	$0.26	$0.72	$0.59
Diluted earnings per share	$0.24	$0.23	$0.62	$0.52
Cash dividends paid per share	$0.06	$0.02	$0.15	$0.04

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Three and nine months ended September 30, 2013 and 2012
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$2,205	$2,085	$5,691	$4,711
Other comprehensive income (losses), net of tax
Unrealized gains (losses) on securities
Net unrealized holding gains (losses) arising during the period	$(2,350)	$1,460	$(6,380)	$5,069
Less: reclassification adjustment for gains included in net income	—	—	(209)	(1,585)
Tax effect	922	(577)	2,609	(1,376)
Other comprehensive income (loss)	(1,428)	883	(3,980)	2,108
Comprehensive income	$777	$2,968	$1,711	$6,819

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)
Nine months ended September 30, 2013
(Dollar amounts in thousands)

						Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Stockholders’ Equity
	Shares	Amount

Balance, January 1, 2013	7,937,347	$40,792	$12,192	$38,448	$(3,549)	$5,261	$93,144

Net income for period		—	—	5,691	—	—	5,691
Net changes in unrealized gains on securities available for sale		—	—	—	—	(6,380)	(6,380)
Reclassification adjustment for net gains realized in income		—	—	—	—	(209)	(209)
Tax effect		—	—	—	—	2,609	2,609
Total comprehensive income							1,711
Purchase of treasury stock	(153,000)	—	—	—	(1,594)	—	(1,594)
Stock-based compensation expense recognized, net		—	218	—	—	—	218
Vesting of Restricted Stock Units (“RSUs”)	28,679	143	(143)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	47	—	—	—	47
Exercise of stock options	4,460	22	(4)	—	—	—	18
Tax benefit from exercise of stock options/RSUs		—	4	—	—	—	4
Tax expense from forfeiture of unexercised stock options/RSUs		—	(8)	—	—	—	(8)
Cash dividends - ($0.15 per share)		—	—	(1,193)	—	—	(1,193)
Balance, September 30, 2013	7,817,486	$40,957	$12,306	$42,946	$(5,143)	$1,281	$92,347

See accompanying Notes to Unaudited Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2013 and 2012
(Dollar amounts in thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$5,691	$4,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	967	962
Amortization of debt issuance costs	26	27
Provision for loan losses	1,400	5,125
Net amortization of premium/discount on securities	1,966	2,041
Increase in cash surrender value of life insurance	(245)	(282)
Net gain on life insurance death benefit	—	(501)
Net realized gain on sale of securities	(209)	(1,585)
Net gain on sale of loans	(1,305)	(1,523)
Net gain on sale of branches	—	(826)
Proceeds from sale of loans held for sale	64,019	78,428
Origination of loans held for sale	(62,560)	(78,178)
Change in valuation of mortgage servicing rights, net of payments and payoffs	48	158
Provision for valuation allowance on other real estate owned	483	2,525
Net gain on sale of premises and equipment	(4)	(582)
Net gain on disposals of other real estate owned	(196)	(183)
Provision for deferred income tax expense	1,872	282
Stock-based compensation expense	218	137
Tax benefit from exercise/forfeiture of options	(4)	(1)
Income in equity of UFS subsidiary	(682)	(509)
Changes in assets and liabilities:
Return of prepaid FDIC assessment	358	—
Accrued income taxes	1,094	(1,558)
Accrued interest receivable and other assets	(245)	889
Income tax refund	(316)	—
Accrued expenses and other liabilities	693	(966)
Net cash provided by operating activities	13,069	8,591

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	3,937	45,822
Principal payments on securities available for sale	41,301	53,644
Purchase of securities available for sale	(39,328)	(59,306)
Proceeds from FHLB stock redemption	—	3,194
Proceeds from sale of other real estate owned	4,378	7,519
Proceeds from sale of premises and equipment	7	855
Loan originations and payments, net	(20,342)	(19,633)
Additions to premises and equipment	(676)	(1,192)
Proceeds from life insurance death benefit	—	870
Net change in federal funds sold	(1,861)	513
Dividend from UFS subsidiary	305	763
Net cash used in sale of branches	—	(26,675)
Net cash (used in) provided by investing activities	(12,279)	6,374

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine months ended September 30, 2013 and 2012
(Dollar amounts in thousands)

	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(44,209)	$(1,081)
Net change in federal funds purchased and repurchase agreements	18,334	(25,511)
Repayments on Federal Home Loan Bank advances	(15,000)	(15,000)
Tax benefit from vesting of restricted stock units	47	13
Proceeds from exercise of stock options	18	—
Purchase of treasury stock	(1,594)	—
Cash dividends paid	(1,193)	(317)
Net cash used in financing activities	(43,597)	(41,896)
Net change in cash	(42,807)	(26,931)

Beginning cash	$109,621	$86,980
Ending cash	$66,814	$60,049

Supplemental cash flow information:
Interest paid	$3,691	$5,617
Income taxes (refunded) paid, net	(316)	1,800
Supplemental noncash disclosure:
Transfers from loans to other real estate owned	$1,037	$8,193
Mortgage servicing rights resulting from sale of loans	205	230
Transfers from premises and equipment to other real estate owned	36	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

1.

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiary Baylake Bank (the “Bank”), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc. and Baylake Insurance Agency, Inc. During the third quarter of 2012, operations of Baylake Insurance Agency, Inc. were discontinued and the book of business was sold to a third party. No cash proceeds were received in the transaction; however the Bank will receive future commissions for a three-year period based on insurance renewals on the sold book of business. The accompanying interim consolidated financial statements should be read in conjunction with the 2012 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three and nine month periods ending September 30, 2013 and 2012 necessary to make the unconsolidated financial information not misleading. The consolidated results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events to November 1, 2013, the date the interim consolidated financial statements were issued and determined that all subsequent events have been recognized and disclosed in the accompanying financial statements through the date of this report.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
(Numerator):
Net income available to common stockholders	$2,205		$2,085		$5,691		$4,711
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	148		149		445		446
Income available to common stockholders plus assumed conversions	$2,353		$2,234		$6,136		$5,157

(Denominator):
Weighted average number of common shares outstanding-basic	7,890,638		7,927,347		7,932,851		7,922,756
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options	32,145	(1)	7,964	(1)	26,506	(2)	1,922	(2)
Dilutive effect of restricted stock units	38,071		27,529		36,434		20,110
Dilutive effect of convertible promissory notes (3)	1,880,000		1,890,000		1,880,000		1,890,000
Dilutive potential common shares	1,950,216		1,925,493		1,942,940		1,912,032
Adjusted weighted-average shares	9,840,854		9,852,840		9,875,791		9,834,788

Basic Earnings Per Share	$0.28		$0.26		$0.72		$0.59
Diluted Earnings Per Share	$0.24		$0.23		$0.62		$0.52

(1)

For the quarters ended September 30, 2013 and 2012, respectively, there were 53,176 and 93,152 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(2)

For the nine month periods ended September 30, 2013 and 2012, respectively, there were 53,176 and 93,152 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(3)

At September 30, 2013 and 2012, respectively, the Company had $9.40 million and $9.45 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the conversion ratio if voluntary conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. At September 30, 2013 and 2012, respectively, the entire 1,880,000 and 1,890,000 of common shares are included since the average market price per share for the three and nine months ended September 30, 2013 and 2012 exceeded the conversion price of $5.00 per share.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

In July 2013 the FASB issued ASU No. 2013-11, Income Taxes (Topic740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). ASU 2013-11 requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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
Level 2:

Significant other observable inputs, other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). Two of the Company’s securities available for sale at September 30, 2013 and December 31, 2012 were measured using Level 3 inputs.

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

Other real estate owned - the fair value of other real estate owned is determined using a variety of market information including, but not limited to, appraisals, professional market assessments and real estate tax assessment information. Properties obtained by the Bank in foreclosure are adjusted to fair value less estimated costs to sell upon their transfer to other real estate owned, establishing a new cost basis. Subsequently, other real estate owned is carried at the lower of cost or fair value less estimated costs to sell (Level 3 inputs).

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,961	$—	$2,961	$—
Mortgage-backed securities	154,730	—	153,531	1,199
Asset-backed securities	3,989	—	3,989	—
Obligations of states and political subdivisions	58,371	—	58,371	—
Private placement and corporate bonds	5,809	2,501	3,308	—
Other securities	1,904	—	1,904	—
Total securities available for sale	227,764	2,501	224,064	1,199
Mortgage servicing rights	996	—	996	—
Total	$228,760	$2,501	$225,060	$1,199

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,011	$—	$2,011	$—
Mortgage-backed securities	169,121	—	166,018	3,103
Asset-backed securities	4,290	—	4,290	—
Obligations of states and political subdivisions	58,871	—	58,871	—
Private placement and corporate bonds	6,072	2,502	3,570	—
Other securities	1,654	—	1,654	—
Total securities available for sale	242,019	2,502	236,414	3,103
Mortgage servicing rights	839	—	839	—
Total	$242,858	$2,502	$237,253	$3,103

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Balance, beginning of period	$2,131	$3,103
Transfer into Level 3	—	—
Net unrealized losses	(23)	(72)
Transfer out of Level 3	—	—
Principal payments	(909)	(1,832)
Balance, end of period	$1,199	$1,199

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,048	$—	$—	$1,048
Other real estate owned, net	6,884	—	—	6,884
Total	$7,932	$—	$—	$7,932

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$4,097	$—	$—	$4,097
Other real estate owned, net	10,476	—	—	10,476
Total	$14,573	$—	$—	$14,573

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$66,814	$66,814	$109,621	$109,621
Federal funds sold	2,879	2,879	1,018	1,018
Securities available for sale	227,764	227,764	242,019	242,019
Loans held for sale	535	543	894	908
Loans, net	604,273	600,243	586,368	587,166
Federal Home Loan Bank stock	3,598	3,598	3,598	3,598
Mortgage servicing rights	996	996	839	839
Other real estate owned, net	6,884	6,884	10,476	10,476
Accrued interest receivable	3,021	3,021	2,752	2,752

FINANCIAL LIABILITIES
Deposits	$761,806	$761,909	$806,015	$806,820
Repurchase agreements	69,902	69,902	51,568	51,568
Federal Home Loan Bank advances	25,000	24,976	40,000	40,404
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,400	9,562	9,400	9,316
Accrued interest payable	716	716	766	766

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

Loans held for sale, which generally consist of current production of first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. Fair value is based on actual market quotes from investors in the secondary market.

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
September 30, 2013

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

(i)	Subordinated Debentures

The carrying amount of variable rate subordinated debentures approximates fair value.

(j)	Accrued Interest Payable

The carrying amount of accrued interest payable approximates fair value.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale and the related unrealized gains and losses as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$2,961	$—	$(57)
Mortgage-backed securities	154,730	2,143	(2,244)
Asset-backed securities	3,989	104	(159)
Obligations of states and political subdivisions	58,371	2,335	(200)
Private placement and corporate bonds	5,809	399	(213)
Other securities	1,904	—	—
Totals	$227,764	$4,981	$(2,873)

	December 31, 2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. government-sponsored agency securities	$2,011	$3	$—
Mortgage-backed securities	169,121	4,839	(510)
Asset-backed securities	4,290	113	(229)
Obligations of states and political subdivisions	58,871	4,042	(4)
Private placement and corporate bonds	6,072	443	—
Other securities	1,654	—	—
Totals	$242,019	$9,440	$(743)

At September 30, 2013 and December 31, 2012, the mortgage-backed securities portfolio was $154.7 million (67.9%) and $169.1 million (69.9%), respectively, of the investment portfolios. Approximately 9.7%, or $15.0 million, of the mortgage-backed securities outstanding at September 30, 2013 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 75.0%, or $116.1 million, of the mortgage-backed securities outstanding at September 30, 2013 were issued by either the Federal National Mortgage Association (“FNMA”), the FHLB or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities and comprised approximately 15.3%, or $23.6 million of the outstanding mortgage-backed securities at September 30, 2013. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$2,961	$(57)	$—	$—	$2,961	$(57)
Mortgage-backed securities	60,035	(1,902)	8,649	(342)	68,684	(2,244)
Asset-backed securities	2,369	(37)	579	(122)	2,948	(159)
Obligations of states and political subdivisions	5,527	(200)	—	—	5,527	(200)
Private placement and corporate bonds	3,308	(213)	—	—	3,308	(213)
Total securities temporarily impaired	$74,200	$(2,409)	$9,228	$(464)	$83,428	$(2,873)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government-sponsored agency securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	14,502	(100)	6,456	(410)	20,958	(510)
Asset-backed securities	—	—	3,210	(229)	3,210	(229)
Obligations of states and political subdivisions	529	(4)	—	—	529	(4)
Private placement and corporate bonds	—	—	—	—	—	—
Total securities temporarily impaired	$15,031	$(104)	$9,666	$(639)	$24,697	$(743)

At September 30, 2013, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised three securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprised one security.

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
September 30, 2013

7.	Loans

Loans held for investment, including purchased loan participations from other financial institutions and in the syndicated loan market, are summarized as follows (dollar amounts in thousands):

	September 30, 2013	December 31, 2012

Construction	$43,325	$40,901
Real estate-mortgage	138,878	127,315
Real estate-commercial	281,145	291,992
Commercial	123,980	108,890
Consumer	6,200	7,882
Municipal	19,140	18,970
Gross loans	612,668	595,950
Less: Deferred origination fees, net of costs	(500)	(417)
Less: Allowance for loan losses	(7,895)	(9,165)
Loans, net	$604,273	$586,368

Loans having a carrying value of $129.1 million and $97.5 million are pledged as collateral for borrowings from the FHLB at September 30, 2013 and December 31, 2012, respectively.

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the nine months ended September 30, 2013 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Charge-offs	(64)	(493)	(2,062)	(397)	(50)	—	—	(3,066)
Recoveries	11	89	184	88	24	—	—	396
Provision	(81)	188	876	643	(13)	—	(213)	1,400
Ending balance	$518	$1,442	$4,785	$1,012	$63	$—	$75	$7,895

Loans:
Ending balance	$43,325	$138,878	$280,645	$123,980	$6,200	$19,140	$—	$612,168
ALL	(518)	(1,442)	(4,785)	(1,012)	(63)	—	(75)	(7,895)
Recorded investment	$42,807	$137,436	$275,860	$122,968	$6,137	$19,140	$(75)	$604,273

Ending balance:
Individually evaluated	$1,040	$734	$18,660	$1,728	$36	$—	$—	$22,198
Collectively evaluated	42,285	138,144	261,985	122,252	6,164	19,140	—	589,970
Total	$43,325	$138,878	$280,645	$123,980	$6,200	$19,140	$—	$612,168

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the twelve months ended December 31, 2012 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$1,231	$1,995	$5,467	$770	$161	$—	$1,014	$10,638

Charge-offs	(781)	(1,216)	(5,075)	(492)	(108)	—	—	(7,672)
Recoveries	25	74	557	87	31	—	—	774
Provision	177	805	4,838	313	18	—	(726)	5,425
Ending balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Loans:
Ending balance	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$—	$595,533
ALL	(652)	(1,658)	(5,787)	(678)	(102)	—	(288)	(9,165)
Recorded investment	$40,249	$125,657	$285,788	$108,212	$7,780	$18,970	$(288)	$586,368

Ending balance:
Individually evaluated	$1,243	$1,488	$21,010	$1,666	$26	$—	$—	$25,433
Collectively evaluated	39,658	125,827	270,565	107,224	7,856	18,970	—	570,100
Total	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$—	$595,533

A summary of past due loans at September 30, 2013 and December 31, 2012 is as follows (dollar amounts in thousands):

	September 30, 2013
	30-89 Days Past Due (accruing)	90 Days Past Due & Over or on Non- accrual	Total

Construction	$—	$838	$838
Real estate – mortgage	1,023	484	1,507
Real estate – commercial	1,598	4,599	6,197
Commercial	707	558	1,265
Consumer	16	35	51
Total	$3,344	$6,514	$9,858

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

0007 – Have well defined weaknesses and trends that jeopardize the repayment of the loan. Range from workout to legal. Includes loans that are nonaccrual and/or 90 days past due and over.

In addition to the risk grading on commercial loans, management utilizes a risk grading process on its real estate mortgage, consumer, and municipal loans when the loan becomes past due 90 days or more and/or is moved to nonaccrual status.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Below is a breakdown of loans by risk grading as of September 30, 2013 (dollar amounts in thousands):

	0001-0005	0006A(1)	0006B	0007(2)	Total

Commercial	$116,071	$2,425	$3,756	$1,728	$123,980
Real estate – commercial	231,894	19,794	11,467	17,990	281,145
Construction	38,787	2,074	1,424	1,040	43,325
	386,752	24,293	16,647	20,758	448,450
Real estate - mortgage	135,848	1,050	568	1,412	138,878
Consumer	6,162	—	—	38	6,200
Municipal	19,140	—	—	—	19,140
Total	$547,902	$25,343	$17,215	$22,208	612,668
Deferred origination fees, net of costs					(500)
Total loans					$612,168
Percent of Total Loans	89.4%	4.1%	2.8%	3.6%	100.0%

(1) One commercial real estate impaired loan of $0.7 million is included in the 0006A rating category.

(2) Included in the 0007 rating category are $6.6 million of loans that are not impaired because fair value exceeds carrying cost.

Below is a breakdown of loss by risk grading as of December 31, 2012 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(3)	Total

Commercial	$102,038	$1,835	$3,351	$1,666	$108,890
Real estate – commercial	232,298	19,964	18,720	21,010	291,992
Construction	32,195	5,924	1,539	1,243	40,901
	366,531	27,723	23,610	23,919	441,783
Real estate - mortgage	123,343	1,159	630	2,183	127,315
Consumer	7,856	—	—	26	7,882
Municipal	18,970	—	—	—	18,970
Total	$516,700	$28,882	$24,240	$26,128	595,950
Deferred origination fees, net of costs					(417)
Total loans					$595,533
Percent of Total Loans	86.7%	4.8%	4.1%	4.4%	100.0%

(3) Included in the 0007 rating category are $5.2 million of loans that are not impaired because fair value exceeds carrying cost.

As evidence of the continued improvement in the overall quality of the loan portfolio, loan balances with a risk grading of 0005 or better have risen to $547.9 million as of September 30, 2013, representing 89.4% of the total loan portfolio, from $516.7 million as of December 31, 2012, representing 86.7% of the total loan portfolio.

Loan balances with a risk grading of 0006B or 0007 have decreased by $10.9 million since December 31, 2012. The decrease consisted of $1.1 million of loan balances transferred to other real estate owned, $3.1 million of charge-offs, and $6.7 million of net payments and loan rating changes. Loans in these categories are existing or potential problem loans that require management’s close attention. The decline in these troubled assets continues to be an indication of improvement in the quality of the loan portfolio as management actively works to prudently resolve problem credits.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

September 30, 2013	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals

With an allowance recorded:
Recorded investment	$40	$139	$845	$24	$—	$—	$—	$1,048
Unpaid principal balance	63	202	1,093	359	—	—	—	1,717
Related allowance	23	63	248	335	—	—	—	669

With no related allowance recorded:
Recorded investment	$776	$281	$12,594	$200	$35	$—	$—	$13,886
Unpaid principal balance	776	281	12,594	200	35	—	—	13,886
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$816	$420	$13,439	$224	$35	$—	$—	$14,934
Unpaid principal balance	839	483	13,687	559	35	—	—	15,603
Related allowance	23	63	248	335	—	—	—	669

Average recorded investment during quarter	$897	$689	$10,339	$788	$14	$—	$—	$12,727

Interest income recognized while impaired	$3	$5	$136	$—	$—	$—	$—	$144

December 31, 2012	Construction	Real Estate- Mortgage	Real Estate- Commercial	Commercial	Consumer	Municipal	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$130	$703	$3,261	$—	$3	$—	$—	$4,097
Unpaid principal balance	153	897	4,370	13	4	—	—	5,437
Related allowance	23	194	1,109	13	1	—	—	1,340

With no related allowance recorded:
Recorded investment	$889	$547	$10,516	$971	$20	$—	$—	$12,943
Unpaid principal balance	889	547	10,516	971	20	—	—	12,943
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$1,019	$1,250	$13,777	$971	$23	$—	$—	$17,040
Unpaid principal balance	1,042	1,444	14,886	984	24	—	—	18,380
Related allowance	23	194	1,109	13	1	—	—	1,340

Average recorded investment during quarter	$2,889	$2,582	$22,518	$791	$18	$—	$—	$28,798
Interest income recognized while impaired	$2	$87	$230	$6	$—	$—	$—	$325

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012

Nonaccrual loans	$6,215	$8,231	$8,499	$10,724	$8,203
Loans restructured in a troubled debt restructuring, nonaccrual	299	114	140	3,724	3,812

Total nonperforming loans (“NPLs”)	$6,514	$8,345	$8,639	$14,448	$12,015

Restructured loans, accruing	$9,020	$3,959	$3,267	$3,931	$4,425

During the quarter ended September 30, 2013, $0.4 million of nonaccrual loans were brought current, $1.3 million were charged off, and $0.4 million were transferred to other real estate owned. Offsetting those decreases were $2.3 million of additions to nonaccrual loans. Restructured loans accruing increased during the third quarter primarily due to the restructuring of one $5.4 million credit for payment schedule changes.

9.	Other Real Estate Owned, Net

Other real estate owned is summarized as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2013	2012

Beginning balance	$14,334	$14,913
Transfer of net realizable value to other real estate owned	1,073	8,193
Sale proceeds	(4,378)	(7,519)
Net gain from disposal of other real estate owned	196	183
Valuation allowance related to properties disposed	(2,085)	(1,959)
Total other real estate owned	9,140	13,811
Valuation allowance for losses	(2,256)	(3,360)
Total other real estate owned, net	$6,884	$10,451

Changes in the valuation allowance for losses on total other real estate owned were as follows (dollar amounts in thousands):

	For the nine months ended September 30,

	2013	2012

Beginning balance	$3,858	$2,794
Provision charged to operations	483	2,525
Amounts related to properties disposed	(2,085)	(1,959)
Balance at end of period	$2,256	$3,360

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

10.	Income Taxes

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

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as management’s expectations of future performance. At September 30, 2013 and December 31, 2012, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset.

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. Accounting guidance related to uncertainty in income taxes prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% chance of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework existing under GAAP. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 and for Wisconsin state income taxes for years before 2009. During the third quarter of 2013, the IRS began an audit of the Company’s 2011 federal income tax return. Management anticipates this audit will be concluded by the end of 2013.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Changes in the deferred income tax balances were as follows (dollar amounts in thousands):

DEFERRED INCOME TAXES – AVAILABLE FOR SALE SECURITIES

	For the nine months ended September 30,
	2013	2012

Balances at beginning of period	$(3,435)	$(2,468)
Net change during period	2,608	(1,376)
Balances at end of period	$(827)	$(3,844)

DEFERRED INCOME TAXES – OTHER THAN AVAILABLE FOR SALE SECURITIES

	For the nine months ended September 30,
	2013	2012
Balances at beginning of period	$9,793	$9,613
Net change during period	(1,872)	(282)
Balances at end of period	$7,921	$9,331

11.	Equity Investment

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, the Bank and UFS have a common member on each of their respective Boards of Directors. The investment in this entity is carried on the Bank’s balance sheet under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations and increases the Bank’s investment. As dividends are received from UFS, the investment is reduced. The carrying value of the investment in UFS was $3.7 million at September 30, 2013 and $3.3 million at December 31, 2012. The current book value of UFS was approximately $7,446 per share and $6,691 per share at September 30, 2013 and December 31, 2012, respectively.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Balance at beginning of period	$885	$693	$839	$634
Additions from loans sold with servicing retained	40	103	205	230
Loan payments and payoffs	(37)	(65)	(127)	(159)
Changes in valuation	108	(25)	79	1
Fair value of MSRs at the end of period	$996	$706	$996	$706

Unpaid principal balance of loans serviced for others was $128.7 million and $99.9 million at September 30, 2013 and September 30, 2012, respectively.

13.	Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.45 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes are convertible into shares of common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount, along with accrued, but unpaid interest, of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The outstanding principal balance at September 30, 2013 is $9.40 million.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

14.	Troubled Debt Restructuring

A troubled debt restructuring (“TDR”) is a loan modification resulting from a borrower experiencing financial difficulty and the Bank granting a concession to that borrower that would not otherwise be considered except for the borrower’s financial difficulties. A TDR may be either accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. If a TDR is placed on nonaccrual status, it remains there until a sufficient period of performance under the restructured terms has occurred, generally six months, at which time it is returned to accrual status.

Changes in troubled debt restructurings for the nine months ended September 30, 2013 are as follows (dollars in thousands):

	Construction	Real Estate-Mortgage	Real Estate-Commercial	Commercial	Consumer	Municipal	Total
Accruing
December 31, 2012	$—	$455	$3,476	$—	$—	$—	$3,931
Principal payments	—	—	(99)	—	—	—	(99)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—
New restructured	—	—	6,865	—	—	—	6,865
Transferred out of TDRs	—	(386)	(967)	—	—	—	(1,353)
Transfers to nonaccrual	—	(69)	(255)	—	—	—	(324)
September 30, 2013	$—	$—	$9,020	$—	$—	$—	$9,020

Nonaccrual
December 31, 2012	$—	$—	$3,710	$14	$—	$—	$3,724
Principal payments	—	(69)	(3,023)	(2)	—	—	(3,094)
Charge-offs	—	—	(655)	—	—	—	(655)
Advances	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	—	—
Transfers to other real estate owned	—	—	—	—	—	—	—
Transfers from accruing	—	69	255	—	—	—	324
September 30, 2013	$—	$–	$287	$12	$—	$—	$299

Totals
December 31, 2012	$—	$455	$7,186	$14	$—	$—	$7,655
Principal payments	—	(69)	(3,122)	(2)	—	—	(3,193)
Charge-offs	—	—	(655)	—	—	—	(655)
Advances	—	—	—	—	—	—	—
New restructured	—	—	6,865	—	—	—	6,865
Transfers out of TDRs	—	(386)	(967)	—	—	—	(1,353)
Transfers to other real estate owned	—	—	—	—	—	—	—
September 30, 2013	$—	$—	$9,307	$12	$—	$—	$9,319

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

During the nine months ended September 30, 2013, $6.9 million of loan balances relating to four loans were transferred to restructured status. One loan for $5.4 million was restructured as an A/B split structure. Three loans totaling $1.5 million were restructured with changes to their payment schedules. Also during the nine months ended September 30, 2013, $3.7 million of nonaccrual restructured loans were reduced when the collateral securing the loans was sold in March 2013 and principal payments of $3.0 million were received. The remaining balance of $0.7 million was charged off.

A summary of troubled debt restructurings as of September 30, 2013 and December 31, 2012 is as follows (dollar amounts in thousands):

	September 30, 2013		December 31, 2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – mortgage	—	—	5	455
Real estate – commercial	9	9,307	12	7,186
Commercial	1	12	1	14
Consumer	—	—	—	—
Municipal	—	—	—	—
Total	10	$9,319	18	$7,655

A summary of troubled debt restructurings as of September 30, 2013 by restructure type is as follows (dollar amounts in thousands):

	Accruing	Nonaccruing	Total
A/B split	$669	$—	$669
Payment schedule changes	6,374	299	6,673
Interest rate reduction	1,977	—	1,977
Total	$9,020	$299	$9,319

15.	Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	September 30, 2013	December 31, 2012

Commitments to fund unused home equity line loans	$58,116	$55,891
Commitments to fund 1-4 family loans	2,140	12,931
Commitments to fund residential real estate construction loans	2,918	2,435
Commitments unused on commercial lines of credit loans	157,809	149,569
Commitments unused on consumer lines of credit loans	9,388	9,525
Total commitments to extend credit	$230,371	$230,351
Financial standby letters of credit	$9,551	$15,499

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at September 30, 2013 and December 31, 2012 and our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q.

Branch Closure

In the normal course of business, the Bank continually evaluates efficiencies of operations. In doing so, it determined that it would be prudent to discontinue the operations of its only branch in Manitowoc County, Wisconsin in the third quarter of 2013. These operations were absorbed into the Bank’s remaining branches and the associated real estate was transferred to other real estate owned during the quarter.

Deposit Sale

On August 5, 2013, the Bank entered into a deposit assumption agreement with First National Bank of Berlin (“First National”) whereby First National will purchase the Bank’s deposits in Poy Sippi and Berlin, Wisconsin. These branches are located in Green Lake and Waushara Counties. On a combined basis, the transaction is expected to involve total deposits of approximately $26.0 million. The transaction, which is subject to regulatory approval and other customary conditions to closing, is expected to close in November 2013.

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

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2012, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under accounting principles generally accepted in the United States of America and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2012, our most recent annual valuation exceeded our carrying value by a range of 47% to 58%. As of September 30, 2013, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and nine month periods ended September 30, 2013 and 2012.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income, as reported	$2,205	$2,085	$5,691	$4,711
Earnings per share-basic, as reported	$0.28	$0.26	$0.72	$0.59
Earnings per share-diluted, as reported	$0.24	$0.23	$0.62	$0.52
Cash dividends declared per share	$0.06	$0.02	$0.15	$0.04

Return on average assets	0.91%	0.79%	0.79%	0.60%
Return on average equity	9.45%	9.25%	8.12%	7.14%
Efficiency ratio (1)	63.90%	66.80%	66.50%	72.43%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains, net gains on the sale of fixed assets, and net gain on sale of branches. A lower ratio indicates greater efficiency.

Net income of $2.2 million for the three months ended September 30, 2013 increased from net income of $2.1 million for the comparable period in 2012. Net interest income was $7.5 million for the quarter ended September 30, 2013 and $8.1 million for the comparable quarter last year, resulting from a $1.1 million reduction in interest income partially offset by a $0.5 million reduction in interest expense. A PFLL of $0.2 million was charged to operations for the third quarter of 2013, which is $0.9 million lower than the $1.1 million PFLL taken during the comparable quarter of 2012. Noninterest income decreased by $0.9 million in the third quarter of 2013 versus the comparable quarter of 2012, primarily due to $0.8 million of gain recorded from the sale of four branches sold in the third quarter of 2012 and a $0.4 million reduction in gain on sale of loans offset by a $0.2 million increase in the valuation of mortgage servicing rights. Noninterest expense declined to $6.5 million for the third quarter of 2013 compared to $7.3 million in the similar quarter last year primarily due to reduced costs associated with four branches sold in the third quarter of 2012, reduced costs of $0.3 million related to the operation of other real estate as well as reduced loan and collection costs.

Net income of $5.7 million for the nine months ended September 30, 2013 increased from net income of $4.7 million for the comparable period in 2012. Net interest income was $22.2 million for the nine months ended September 30, 2013 and $24.7 million for the comparable period last year, resulting from a $4.2 million reduction in interest income partially offset by a $1.8 million reduction in interest expense. A PFLL of $1.4 million was charged to operations for the first nine months of 2013, which is $3.7 million lower than the $5.1 million PFLL taken during the comparable period of 2012. Noninterest income decreased by $3.5 million in the nine months of 2013 versus the comparable period of 2012, primarily due to reduced net securities gains of $1.4 million, $0.6 million in net gain on sale of premises and equipment recorded in 2012, a $0.8 million gain on sale of branches and $0.5 million of life insurance death benefit recorded in 2012. Noninterest expense declined to $20.0 million for the first nine months of 2013 compared to $24.0 million in the comparable period last year, primarily due to reduced costs associated with four branches sold in the third quarter of 2012, reduced costs of $2.2 million related to the operation of other real estate as well as reduced loan and collection costs.

Net Interest Income:

Net interest income is the largest component of our operating income and represents the difference between interest earned on loans, investments and other interest-earning assets, offset by the interest expense attributable to the deposits and borrowings that fund such assets. Interest rate fluctuations, together with changes in the volume and types of interest-earning assets and interest-bearing liabilities, combine to affect total net interest income. This analysis discusses net interest income on a tax-equivalent basis in order to provide comparability among the various types of earned interest income. Tax-exempt interest income is adjusted to a level that reflects such income as if it were fully taxable.

Net interest income on a tax-equivalent basis was $7.8 million for the three months ended September 30, 2013, compared to $8.4 million for the same period in 2012. The decrease for the third quarter of 2013 resulted primarily from a $1.1 million decrease in interest income on interest earning assets partially offset by a $0.5 million decrease in interest expense on interest-bearing liabilities.

Interest income decreased to $8.9 million for the three months ended September 30, 2013 compared to $10.0 million for the same period in 2012. Contributing to the decline was a $77.8 million reduction in average earning assets to $873.3 million for the third quarter of 2013 compared to $951.2 million of average earning assets at September 30, 2012. Additionally, the yield on average earning assets for the quarter ended September 30, 2013 declined 14 bps to 4.04% compared to 4.18% for the same period in 2012.

Similarly, average earning assets for the nine months ended September 30, 2013 declined to $875.6 million when compared to the same period in 2012. The yield on average earning assets for the nine months ended September 30, 2013 declined 21 bps to 4.06% compared to 4.27% for the same nine months of 2012. The reduction in the yield on average earning assets for the three and nine month periods was primarily a result of the declining interest rate environment impacting both rates on new loan originations and repricing rates on existing variable rate loans.

Contributing to the reduction in funding costs, average noninterest-bearing demand deposits increased from $122.0 million during the third quarter of 2012 to $134.3 million for the comparable period in 2013 and average interest-bearing liabilities declined from $826.0 million during the third quarter of 2012 to $727.2 million for the comparable period in 2012.

Average interest-bearing liabilities for the first three months of 2013 declined to $727.2 million from $826.0 million for the same period in 2012 offset in part with an increase of noninterest-bearing demand deposits to $134.3 million for the three months ended September 30, 2013 from $122.0 million for the comparable three month period in 2012.

The cost of average interest-bearing deposits for the three months ended September 30, 2013 declined 18 bps to 0.59% from 0.77% for the same third quarter of 2012. The cost of average interest-bearing deposits for the nine months ended September 30, 2013 declined 19 bps to 0.65% from 0.84% for the first nine months of 2012. Both the third quarter and nine month period reductions in the cost of interest-bearing liabilities resulted primarily from continued downward pressure on market interest rates as well as the maturity of higher cost term funding, both core and brokered deposits as well as other borrowings.

Net interest income on a tax-equivalent basis was $23.0 million for the nine months ended September 30, 2013, compared to $25.4 million for the same period in 2012. The decrease for the nine months of 2013 resulted primarily from a $4.2 million decrease in interest income on interest-earning assets partially offset by a $1.8 million decrease in interest expense on interest-bearing liabilities. Contributing to the reduction in funding costs, average noninterest-bearing demand deposits increased from $108.7 million during the first nine months of 2012 to $122.1 million for the comparable period in 2013.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread improved to 3.45% for the third quarter of 2013 from 3.41% for the third quarter of 2012, resulting primarily from an 18 bps decrease in the cost of interest-bearing liabilities from 0.77% to 0.59%, offset by a 14 bps decrease in the yield on earning assets from 4.18% to 4.04%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Interest rate spread decreased 1 bps to 3.42% for the first nine months of 2013 compared to 3.43% for the same period in 2012, resulting primarily from a 21 bps decrease in the yield on earning assets from 4.27% to 4.06% offset by a 20 bps decrease in the cost of interest-bearing liabilities from 0.84% to 0.64%.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the third quarter of 2013 was 3.55% compared to 3.52% from the same period in 2012.

For the three months ended September 30, 2013, average interest-earning assets declined from $77.8 million from the same period in 2012. Decreases in average loans of $22.5 million (3.6%), taxable securities of $18.6 million (8.9%), federal funds sold and interest-bearing due from financial institutions balances of $36.6 million (50.3%), and a slight reduction in tax exempt securities of $0.01 million (0.3%) account for the change.

For the nine months ended September 30, 2013, average interest-earning assets decreased $87.6 million from the same period in 2012. A decline in average loans of $35.5 million (5.6%), taxable securities of $31.8 million (13.7%) and federal funds sold and interest-bearing due from financial institutions balances of $21.0 million (38.4%), partially offset by an increase in tax exempt securities of $0.7 million (1.6%) account for the net reduction.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans [1,2]	$602,479	$7,054	4.64%	$624,991	$7,886	5.02%
Taxable securities	189,870	1,243	2.62%	208,467	1,493	2.86%
Tax exempt securities [1]	44,786	560	5.00%	44,932	566	5.04%
Federal funds sold and interest-bearing due from financial institutions	36,198	23	0.25%	72,767	44	0.24%
Total earning assets	873,333	8,880	4.04%	951,157	9,989	4.18%
Noninterest earning assets	88,362			94,128
Total assets	$961,695			$1,045,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$632,632	575	0.36%	$727,776	1,029	0.56%
Customer repurchase agreements	37,213	20	0.21%	25,660	13	0.19%
Federal Home Loan Bank advances	31,848	170	2.09%	47,011	230	1.95%
Convertible promissory notes	9,400	244	10.38%	9,450	245	10.38%
Subordinated debentures	16,100	67	1.62%	16,100	75	1.83%
Total interest-bearing liabilities	727,193	1,076	0.59%	825,997	1,592	0.77%
Demand deposits	134,287			122,015
Accrued expenses and other liabilities	7,624			7,632
Stockholders’ equity	92,591			89,641
Total liabilities and stockholders’ equity	$961,695			$1,045,285
Net interest income		$7,804			$8,397
Interest rate spread (3)			3.45%			3.41%
Net interest margin (4)			3.55%			3.52%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans [1,2]	$597,030	$21,225	4.75%	$632,574	$23,915	5.05%
Taxable securities	199,570	3,645	2.44%	231,379	5,111	2.95%
Tax exempt securities [1]	45,282	1,689	4.97%	44,559	1,693	5.07%
Federal funds sold and interest-bearing due from financial institutions	33,696	73	0.29%	54,673	97	0.24%
Total earning assets	875,578	26,632	4.06%	963,185	30,816	4.27%
Noninterest earning assets	86,807			92,811
Total assets	$962,385			$1,055,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$642,257	2,030	0.42%	$743,938	3,618	0.65%
Short-term borrowings	—	—	—%	32	—	0.67%
Customer repurchase agreements	33,679	55	0.22%	29,176	49	0.22%
Federal Home Loan Bank advances	37,253	571	2.02%	52,318	746	1.90%
Convertible promissory notes	9,400	732	10.38%	9,450	735	10.38%
Subordinated debentures	16,100	200	1.64%	16,100	228	1.86%
Total interest-bearing liabilities	738,689	3,588	0.64%	851,014	5,376	0.84%
Demand deposits	122,075			108,670
Accrued expenses and other liabilities	7,890			8,235
Stockholders’ equity	93,731			88,077
Total liabilities and stockholders’ equity	$962,385			$1,055,996
Net interest income		$23,044			$25,440
Interest rate spread (3)			3.42%			3.43%
Net interest margin (4)			3.52%			3.53%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$(292)	$(540)	$(832)
Taxable securities	(140)	(110)	(250)
Tax exempt securities	(2)	(4)	(6)
Federal funds sold and interest-bearing due from financial institutions	(23)	2	(21)
Total interest-earning assets	$(457)	$(652)	$(1,109)

Interest expense:
Total interest-bearing deposits	$(250)	$(204)	$(454)
Repurchase agreements/short-term borrowings	6	1	7
FHLB advances	(80)	20	(60)
Convertible promissory notes	(1)	—	(1)
Subordinated debentures	—	(8)	(8)
Total interest-bearing liabilities	$(325)	$(191)	$(516)
Net interest income	$(132)	$(461)	$(593)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 90.8% and 91.0% for the three months ended September 30, 2013 and 2012, respectively.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$(1,392)	$(1,298)	$(2,690)
Taxable securities	(685)	(781)	(1,466)
Tax exempt securities	31	(35)	(4)
Federal funds sold and interest-bearing due from financial institutions	(58)	34	(24)
Total interest-earning assets	$(2,104)	$(2,080)	$(4,184)

Interest expense:
Total interest-bearing deposits	$(878)	$(710)	$(1,588)
Repurchase agreements/short-term borrowings	7	(1)	6
FHLB advances	(240)	65	(175)
Convertible promissory notes	(3)	—	(3)
Subordinated debentures	—	(28)	(28)
Total interest-bearing liabilities	$(1,114)	$(674)	$(1,788)
Net interest income	$(990)	$(1,406)	$(2,396)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

The ratio of average interest-earning assets to average total assets was 91.0% and 91.2% for the nine months ended September 30, 2013 and 2012, respectively.

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

The PFLL for the quarter ended September 30, 2013 was $0.2 million compared to $1.1 million for the third quarter of 2012. Impairments of $0.3 million on loans not previously identified with associated loan balances of $0.8 million were recorded during the third quarter of 2013. Of the new impairments identified in the third quarter of 2013, $0.2 million related to a single loan relationship consisting of one commercial real estate loan with $0.7 million in balances outstanding at September 30, 2013.

Loan charge-offs for the nine months ended September 30, 2013 and 2012 were $3.1 million and $5.8 million, respectively. Net annualized charge-offs to average loans improved 0.60% for the nine months ended September 30, 2013 compared to 1.08% for the same period in 2012. For the nine months ended September 30, 2013, nonperforming loans decreased by $7.9 million (54.9%) to $6.5 million from $14.4 million at December 31, 2012. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned” sections below for more information related to nonperforming loans. Our management believes that the ALL at September 30, 2013 and the related PFLL charged to earnings for the quarter ended September 30, 2013 are appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and nine month periods ended September 30, 2013 and 2012, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change

Fees from fiduciary services	$251	$242	3.7%	$788	$765	3.0%
Fees from loan servicing	146	151	(3.3)%	439	450	(2.4)%
Service charges on deposit accounts	740	785	(5.7)%	2,065	2,367	(12.8)%
Other fee income	155	158	(1.9)%	471	524	(10.1)%
Financial services income	289	224	29.0%	847	664	27.6%
Net gains on sales of loans	271	651	(58.4)%	1,305	1,523	(14.3)%
Net gains from sale of branches	—	826	—%	—	826	—
Net change in valuation of mortgage servicing	72	(90)	180.0%	(48)	(159)	69.8%
Net gains from sale of securities	—	—	—%	209	1,585	(86.8)%
Gains (losses) from sale of fixed assets	(1)	(39)	97.4%	4	582	(99.3)%
Increase in cash surrender value of life insurance	76	81	(6.2)%	245	282	(13.1)%
Equity in income of UFS subsidiary	249	173	43.9%	682	509	34.0%
Other income	78	88	(11.4)%	177	718	(75.3)%
Total Noninterest Income	$2,326	$3,250	(28.4)%	$7,184	$10,636	(32.5)%

Noninterest income decreased $0.9 million (28.4%) for the three months ended September 30, 2013 versus the comparable period in 2012 primarily due to a decrease in gain from sale of loans of $0.4 million (58.4%) and a one-time $0.8 million gain on sale of branches recorded in the third quarter of 2012.

Noninterest income decreased $3.5 million (32.5%) for the nine months ended September 30, 2013 versus the comparable period in 2012 primarily due to decreased gains from the sale of securities of $1.4 million (86.8%), a reduction of gain on sale of fixed assets of $0.6 million (99.3%) resulting primarily from gains on land held for sale of $0.4 million, and a $0.5 million life insurance death benefit received in the second quarter of 2012 and a gain on sale of branches in the third quarter of 2012 of $0.8 million, each of which were non-recurring in 2013.

Included in the fees for other services to customers in noninterest income are service charges on deposit accounts, other fee income and financial services income.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and nine months ended September 30, 2013 and 2012, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2013	September 30, 2012	% Change	September 30, 2013	September 30, 2012	% Change

Salaries and employee benefits	$4,202	$4,196	0.1%	$12,295	$12,851	(4.3)%
Occupancy	502	587	(14.5)%	1,509	1,764	(14.5)%
Equipment	296	281	5.3%	885	838	5.6%
Data processing and courier	213	238	(10.5)%	633	688	(8.0)%
Operation of other real estate owned	(29)	306	(109.5)%	534	2,718	(80.4)%
Business development and advertising	149	135	10.4%	496	484	2.5%
Charitable contributions	9	10	(10.0)%	43	45	(4.4)%
Stationery and supplies	111	122	(9.0)%	325	399	(18.5)%
Director fees	89	100	(11.0)%	276	306	(9.8)%
FDIC insurance	176	351	(49.9)%	545	1,082	(49.6)%
Legal and professional	174	179	(2.8)%	516	440	17.3%
Loan and collection	37	106	(65.1)%	184	463	(60.3)%
Other outside services	215	214	0.5%	599	594	0.8%
Other operating expenses	330	430	(23.3)%	1,121	1,292	(13.2)%
Total Noninterest Expense	$6,474	$7,255	(10.8)%	$19,961	$23,964	(16.7)%

Total noninterest expense decreased $0.8 million (10.8%) for the three months ended September 30, 2013 compared to the same period in 2012. The noninterest expense to average assets ratio was 2.7% for the three months ended September 30, 2013 compared to 2.8% for the same period in 2012. The decrease in expense was primarily attributable to a $0.3 million (109.5%) decrease in expenses related to other real estate owned, a $0.1 million (65.1%) decrease in loan and collection costs as well as a decrease in overall operating costs associated with the sale of four branches in third quarter 2012. FDIC insurance expense was down $0.2 million (49.9%) for the third quarter of 2013 versus the comparable quarter in 2012.

Total noninterest expense decreased $4.0 million (16.7%) for the nine months ended September 30, 2013 compared to the same period in 2012. The noninterest expense to average assets ratio was 2.8% for the nine months ended September 30, 2013 compared to 3.0% for the same period in 2012. The decrease in expense was primarily attributable to a $2.2 million (80.4%) decrease in expenses related to other real estate owned, a $0.3 million (60.3%) decrease in loan and collection costs as well as a decrease in overall operating costs associated with the sale of four branches in third quarter 2012. FDIC insurance expense was down $0.5 million (49.6%) for the current nine month period versus the comparable period in 2012.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was at 1.7% for the three months ended September 30, 2013 compared to 1.5% for the three months ended September 30, 2012. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, and land held for sale). A lower efficiency ratio indicates a more efficient operation. The efficiency ratio decreased to 63.9% for the three months ended September 30, 2013 from 66.8% for the comparable period last year, reflecting the $0.8 million decrease in noninterest expense discussed above. The efficiency ratio for the nine months ended September 30, 2013 decreased to 66.5% from 72.43% for the comparable period in 2012 reflecting the $4.0 million decrease in noninterest expense discussed above.

The $2.2 million decrease in expenses related to the operation of other real estate owned held for sale by the Bank for the nine month period ended September 30, 2013 compared to the same period in 2012 resulted almost exclusively from a $2.0 million decrease in new write-downs due to the revaluation of properties held. We continue to evaluate all other real estate owned values and attempt to reduce the holding periods of these properties and, as a result, the related holding costs, to the extent possible. Such expenses include, but are not limited to, insurance, maintenance, real estate taxes, management fees, utilities and legal fees. A majority of the other real estate owned have valuations that have been updated within the last twelve months.

Salaries and employee benefits were $12.3 million for the nine months ended September 30, 2013, compared to $12.9 million for the nine months ended September 30, 2012. The number of full-time equivalent employees decreased from 293 at September 30, 2012 to 266 at September 30, 2013 primarily related to the sale of four branches in third quarter 2012. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2013 salary expense is $0.2 million of expense related to our long-term equity incentive plan.

Included in noninterest expense are FDIC insurance premiums of $0.5 million for the nine months ended September 30, 2013 compared to $1.1 million for the same period a year ago, a decrease of $0.6 million (49.6%). This decrease is attributable to the reduction in net assets resulting from the sale of four branches in the third quarter of 2012, as well as a reduction by the FDIC in the assessment rate applied in the calculation of our premium.

Income Taxes:

We recorded an income tax expense of $1.0 million for the three months ended September 30, 2013 versus an expense of $0.9 million for the same period in 2012. Income tax expense recorded for the nine months ended September 30, 2013 was $2.4 million compared to $1.5 million for the same period in 2012. The increase in tax expense during both periods is primarily attributable to a comparable year-over-year increase in pre-tax income for the three and nine months ended September 30, 2013 versus the comparable period of 2012. The effective tax rate for the nine months ended September 30, 2013 increased to 29.5% compared to 24.0% for the comparable period in 2012. This increase in the applicable rate was a result of 2012 income before income taxes comprising a larger proportion of tax exempt income compared to the same period in 2013.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and other real estate owned valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At September 30, 2013, we determined that no valuation allowance was required to be taken against our net deferred income tax assets. We continue to assess the amount of tax benefits we may realize.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

	September 30, 2013	December 31, 2012	Percent Change

Amount of Loans by Type:
Real estate-mortgage:
Commercial	$281,145	$291,992	(3.7)%
1-4 Family residential
First liens	95,394	83,579	14.1%
Junior liens	6,205	6,482	(4.3)%
Home equity	37,279	37,254	0.1%
Commercial, financial and agricultural	123,980	108,890	13.9%
Real estate-construction	43,325	40,901	5.9%
Installment
Credit cards and related plans	1,318	1,433	(8.0)%
Other	4,882	6,449	(24.3)%
Obligations of states and political subdivisions	19,140	18,970	0.9%
Less: Deferred origination fees, net of costs	(500)	(417)	(19.9)%
Less: Allowance for loan losses	(7,895)	(9,165)	13.9%
Total	$604,273	$586,368	3.1%

Net loans increased $17.9 million (3.1%) from $586.4 million at December 31, 2012 to $604.3 million at September 30, 2013. In addition to originating loans, we buy and sell loan participations with other financial institutions located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market that represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines.

Real estate-mortgage, 1-4 family first lien loans totaled $95.4 million at September 30, 2013, an increase of $11.8 million (14.1%) from year end 2012. Commercial, financial and agricultural loans totaled $124.0 million at September 30, 2013, an increase of 13.9% from December 31, 2012. Both categories of loans have been an area of emphasis during the first nine months of 2013 as we attempt to attain loan growth and further reduce our exposure in commercial real estate loans which totaled $281.1 million at September 30, 2013 and comprise 46.5% of our loan portfolio.

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

The ALL at September 30, 2013 was $7.9 million, compared to $9.2 million at December 31, 2012. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

NONPERFORMING ASSETS
(Dollars amounts in thousands)

	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
Nonperforming Assets:
Nonaccrual loans	$6,215		$8,231		$8,499		$10,724		$8,203
Nonaccrual loans, restructured	299		114		140		3,724		3,812
Total nonperforming loans (“NPLs”)	$6,514		$8,345		$8,639		$14,448		$12,015
Other real estate owned, net	6,884		7,553		8,579		10,476		10,451
Total nonperforming assets (“NPAs”)	$13,398		$15,898		$17,218		$24,924		$22,466
Restructured loans, accruing(1)	$9,020		$3,959		$3,267		$3,931		$4,425

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	2.21	x	2.84	x	1.41	x	1.33	x	1.56	x
NCOs to average loans (annualized)	0.60%		0.52%		0.99%		1.11%		1.08%
ALL to total loans	1.29%		1.47%		1.40%		1.54%		1.77%
NPLs to total loans	1.06%		1.39%		1.45%		2.42%		1.99%
NPAs to total assets	1.36%		1.68%		1.80%		2.44%		2.28%
ALL to NPLs	121.19%		105.73%		96.23%		63.44%		88.71%

(1) Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the quarter ended September 30, 2013, NPLs were reduced by $1.8 million and other real estate owned declined by $0.7 million. Contributing to the decrease in other real estate owned, $1.0 million was sold offset in part by $0.3 million of property transferred into other real estate owned.

Contributing to the decrease in NPLs, $0.4 million of such loans were brought current and $1.3 million were charged off during the third quarter of 2013. Nonperforming assets decreased $11.5 million from December 31, 2012 to September 30, 2013. During the nine months ended September 30, 2013, NPLs were reduced by $7.9 million and other real estate owned declined by $3.6 million. Contributing to the decrease in other real estate owned, $4.2 million of such properties were sold and $0.5 million of write downs were taken during the nine months ended September 30, 2013 offset in part by $1.1 million of new properties transferred into other real estate owned. Contributing to the decrease in nonperforming loans, $2.4 million of these loans were brought current, $2.6 million were charged off and $0.8 million were transferred to other real estate owned, offset in part by $3.8 million of additions to nonperforming loans.

Restructured loans accruing at September 30, 2013 were $9.0 million. There were two accruing restructured loans of $0.3 million transferred to nonaccrual during the nine months ended September 30, 2013. Seven restructured loans with modified terms totaling $1.4 million were transferred out of the restructured loan category during the nine months ended September 30, 2013, whereas $6.9 million of loans, representing four loans were added to the restructured loans accruing category during the nine months ended September 30, 2013. The most significant of these loans in the amount of $5.4 million was classified as restructured for payment schedule changes during the third quarter of 2013.

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Secured by real estate	$2,621	3,346	$4,290	$2,333	$5,549
Commercial and industrial loans	707	700	699	903	—
Loans to individuals	16	24	39	29	38
Total	$3,344	4,070	$5,028	$3,265	$5,587

Percentage of total loans	0.55%	0.69%	0.85%	0.55%	0.93%

As indicated above, loan balances 30-89 days past due have decreased $2.2 million when compared to September 30, 2012, and were relatively unchanged from December 31, 2012. During the third quarter of 2013, loans 30-89 days past due were reduced by $0.7 million, resulting primarily from $1.2 million of such loans transferred to nonaccrual status and $1.3 million of such loans being brought current, partially offset by $1.6 million of loans that became 30-89 days past due during the quarter.

Information regarding other real estate owned is as follows:

	Nine months ended September 30, 2013	Twelve months ended December 31, 2012	Nine months ended September 30, 2012

Beginning balance	$14,334	$14,913	$14,913
Transfer of loans to other real estate owned	1,073	9,487	8,193
Sales proceeds, net	(4,378)	(8,040)	(7,519)
Net gain from sale of other real estate owned	196	194	183
Valuation allowance recovered upon disposition of other real estate owned	(2,085)	(2,220)	(1,959)
Total other real estate owned, net	9,140	14,334	13,811
Valuation allowance for losses	(2,256)	(3,858)	(3,360)
Total other real estate owned, net	$6,884	$10,476	$10,451

VALUATION ALLOWANCE ON OTHER REAL ESTATE OWNED

	Nine months ended September 30, 2013	Twelve months ended December 31, 2012	Nine months ended September 30, 2012

Beginning balance	$3,858	$2,794	$2,794
Provision charged to operations	483	3,284	2,525
Valuation allowance recovered upon disposition of other real estate owned	(2,085)	(2,220)	(1,959)
Ending balance	$2,256	$3,858	$3,360

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At September 30, 2013, the investment portfolio (comprising investment securities available for sale) decreased $14.2 million (5.9%) to $227.8 million compared to $242.0 million at December 31, 2012. At September 30, 2013, the investment portfolio represented 23.2% of total assets compared to 23.6% at December 31, 2012. For the nine months ended September 30, 2013, principal payments of $41.3 million were received on investments, including $4.2 million from the maturity of a security. For the nine months ended, September 30, 2013, we purchased $39.3 million of securities for a net cash decrease of $2.0 million. $3.9 million of securities were sold during the nine months ended September 30, 2013 resulting in $0.2 million of gains realized. Additionally, securities decreased by $2.0 million due to net amortization of premiums and discounts originated at the time the securities were purchased and a $6.6 million decrease in the market value of the investment portfolio during the nine months ended September 30, 2013.

We closely monitor securities we hold in our investment portfolio that remain in an unrealized loss position for greater than twelve months. Total gross unrealized losses on these securities were $0.5 million at September 30, 2013, representing 16.2% of total gross unrealized securities losses and 0.2% of the total investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At September 30, 2013 and December 31, 2012, we did not hold securities of any one issuer, other than the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or United States Department of Veterans Affairs (“VA”), each an agency or corporation of the United States government, in an amount greater than 10% of our stockholders’ equity. As of September 30, 2013, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 21.1% of the total amount invested in residential mortgage-backed securities.

Deposits:

Total deposits at September 30, 2013 decreased $44.2 million (5.5%) to $761.8 million from $806.0 million at December 31, 2012. The decrease for the nine months was a result of a $53.1 million (23.3%) decrease in time deposits from $227.7 million at December 31, 2012 to $174.6 million at September 30, 2013 and a $10.0 million (3.5%) decrease in our non-interest bearing and interest bearing demand deposits from $282.6 million at December 31, 2012 to $272.6 million at September 30, 2013, partially offset by an increase of $18.9 million (6.4%) in our savings deposits from $295.7 million at December 31, 2012 to $314.6 million at September 30, 2013. Total interest-bearing deposits decreased $54.3 million (8.1%) while non-interest-bearing deposits increased $10.1 million (7.6%) from December 31, 2012 to September 30, 2013. During the quarter ended September 2013, $12.0 million of traditional brokered certificates of deposit matured and were not renewed. Deposits, wherein our customers direct their funds with us to be exchanged with deposits of another participating institution through a depository network (“Reciprocal Deposits”), are considered brokered deposits. At September 30, 2013 we hold $3.8 million of such deposits, a decrease of $8.0 million from December 31, 2012.

We continue to focus on expanding customer deposit relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the FHLB and through the discount window at the Federal Reserve.

Other Funding Sources:

Securities sold under agreements to repurchase increased $18.3 million (35.6%) from $51.6 million at December 31, 2012 to $69.9 million at September 30, 2013. We did not have any federal funds purchased at either September 30, 2013 or December 31, 2012.

FHLB advances were $25.0 million at September 30, 2013, down from $40.0 million at December 31, 2012 due to maturity of a $15 million advance during the third quarter. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand. FHLB continues to be available as a source of borrowing for future funding needs as we manage our liquidity needs.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At September 30, 2013, the interest rate on these securities was 1.60%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. At September 30, 2013, we are current on all interest payments on the TruPS.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of September 30, 2013 and December 31, 2012 was $9.4 million.

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

The following table summarizes our significant contractual obligations and commitments at September 30, 2013:

CONTRACTUAL OBLIGATIONS

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Certificates of deposit and other time deposit obligations	$114,886	$57,054	$2,677	$—	$174,617
Repurchase agreements	69,902	—	—	—	69,902
Federal Home Loan Bank advances	13,000	12,000	—	—	25,000
Subordinated debentures	—	—	—	16,100	16,100
Convertible promissory notes (1)	—	4,700	4,700	—	9,400
Total	$197,788	$73,754	$7,377	$16,100	$295,019

(1) One half of the Convertible Notes are mandatorily converted to shares of our common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017.

Off- Balance Sheet Arrangements:

We do not use interest rate contracts (i.e. swaps), forward loans sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of September 30, 2013, and 2012 in the amount of $240.0 million and $245.9 million, respectively. These are further explained in Note 15 of the Notes to Consolidated Financial Statements.

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs and to service other liabilities as they become due without undue cost or risk and without causing a disruption to normal operating activities. We and the Bank have different liquidity considerations.

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings, including offerings of subordinated debentures and convertible promissory notes. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our Trups and Convertible Notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Restrictions, which govern all state chartered banks, preclude the payment of dividends by the Bank without the prior written consent of the Wisconsin Department of Financial Institutions if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years.

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

Maturing investments have historically been a primary source of liquidity. For the nine months ended September 30, 2013, principal payments totaling $41.3 million were received on investments. In addition, we purchased $39.3 million in investments in the same period. Approximately 9.7%, or $15.0 million, of the mortgage-backed securities outstanding at September 30, 2013 were issued and guaranteed by GNMA or the VA, agencies of the United States government. An additional 75.0%, or $116.1 million, of the mortgage-backed securities outstanding at September 30, 2013 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, and comprised approximately 15.3%, or $23.6 million, of the outstanding mortgage-backed securities at September 30, 2013. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the September 30, 2013 unaudited consolidated statements of cash flows, resulted in $44.2 million of cash outflow during the first nine months of 2013. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered certificates of deposit was eliminated by September 30, 2013 from $31.3 million at December 31, 2012, due to our decision not to renew brokered certificate of deposits that matured in the first nine months of 2013. Approximately $12.0 million of such brokered deposits matured during the third quarter. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $111.9 million, or 18.3% of total loans, maturing within one year of September 30, 2013. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at September 30, 2013, securities sold under agreements to repurchase totaled $69.9 million compared to $51.6 million at the end of 2012. Securities sold under agreements to repurchase are obtained from a base of business customers. Short-term and long-term borrowings from the FHLB are another source of funds, totaling $25.0 million and $40.0 million at September 30, 2013 and December 31, 2012, respectively.

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

Capital Resources:

Stockholders’ equity at September 30, 2013 and December 31, 2012 was $92.3 million and $93.1 million, respectively, reflecting a decrease of $0.8 million (0.1%) during the first nine months of 2013. The decrease in stockholders’ equity was primarily related to the fact that our net income of $5.7 million was more than offset by a decrease in comprehensive income of $4.0 million (as a result of a decrease in unrealized gains on available for sale securities) and dividends of $0.15 per share declared and paid during the nine months ended September 30, 2013. The ratio of stockholders’ equity to assets was 9.4% and 9.1% at September 30, 2013 and December 31, 2012, respectively.

In October 2013, we declared a $0.07 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance.

On May 23, 2013, our board of directors approved a stock repurchase program (the “Repurchase Program”), which was designed to allow us to proactively manage our capital position and return excess capital to shareholders. Pursuant to the Repurchase Program, we may buy up to 400,000 shares of our common stock, representing approximately 5.0% of our outstanding common shares. During the third quarter of 2013, we repurchased 143,000 shares pursuant to the Repurchase Program. See Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report for details of the stock repurchases during the quarter.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines that banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At September 30, 2013, we maintained capital in excess of the minimum ratios required to be categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule, Basel III, implements the reforms proposed by the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase minimum requirements as to the quantity and quality of capital required to be held by banking organizations. We are in the process of evaluating the full impact of the new regulation to which we will be subject beginning January 1, 2015, but believe we would be considered “well capitalized” under the new regulation if it were in effect as of September 30, 2013.

The total capital ratios for the previous four quarters are as follows:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Company	16.54%	16.82%	16.39%	15.96%
Bank	16.18%	16.26%	16.20%	15.89%

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

The following tables present our and the Bank’s capital ratios as of September 30, 2013 and December 31, 2012:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2013
Total Capital (to Risk-Weighted Assets)
Company	$114,249	16.54%	$55,243	8.00%	$	N/A	N/A
Bank	111,656	16.18%	55,227	8.00%		69,034	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$96,953	14.04%	$27,621	4.00%	$	N/A	N/A
Bank	103,761	15.03%	27,614	4.00%		41,420	6.00%
Tier 1 Capital (to Average Assets)
Company	$96,953	10.19%	$38,059	4.00%	$	N/A	N/A
Bank	103,761	10.90%	38,084	4.00%		47,606	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)
Company`	$109,932	15.96%	$55,111	8.00%	$	N/A	N/A
Bank	109,358	15.89%	55,047	8.00%		68,809	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$91,914	13.34%	$27,556	4.00%	$	N/A	N/A
Bank	100,750	14.64%	27,524	4.00%		41,286	6.00%
Tier 1 Capital (to Average Assets)
Company	$91,914	9.41%	$39,056	4.00%	$	N/A	N/A
Bank	100,750	10.31%	39,101	4.00%		48,876	5.00%

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

As of September 30, 2013, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2012, as described in our 2012 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp and 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at September 30, 2013.

INTEREST SENSITIVITY

	Change in Net Interest Income Over One Year Horizon

	At September 30, 2013		At December 31, 2012
	Dollar change (in thousands)	Percentage change	Dollar change (in thousands)	Percentage change
Change in levels of interest rates
+200 bp	$(1,006)	(3.3)%	$(211)	(0.7)%
+100 bp	(986)	(3.2)%	(398)	(1.4)%
Base	—	—	—	—
-100 bp	(1,321)	(4.3)%	(1,089)	(3.7)%
-200 bp	(2,325)	(7.5)%	(1,733)	(5.9)%

As shown above, at September 30, 2013, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $1.0 million or 3.3% versus by $0.2 million or 0.7% at December 31, 2012. The increase in the impact of an immediate 200 bp increase in interest rates from December 31, 2012 to September 30, 2013 was the result of a reduction in interest-bearing cash balances offset in part by a decline in interest-bearing deposit balances. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $2.3 million or 7.5% versus by $1.7 million or 5.9% at December 31, 2012. However, a 200 bp reduction in rates is not considered realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. We repurchased 143,000 shares of our common stock during the third quarter of 2013 at an average price of $10.45 per share. A total of 153,000 shares have been purchased since May 23, 2013 at an average price of $10.42 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2013	15,000	$10.12	15,000	375,000
August 1 - August 31, 2013	95,000	10.36	95,000	280,000
September 1 – September 30, 2013	33,000	10.88	33,000	247,000
Three Months Ended September 30, 2013	143,000	10.45	143,000
Nine Months Ended September 30, 2013	153,000	$10.42	153,000	247,000

(1)

On May 23, 2013, our Board of Directors approved the Repurchase Program, which authorized us to repurchase up to 400,000 shares of our stock through May 30, 2014. 10,000 and 143,000 shares were repurchased on the open market during the second and third quarters of 2013 at an average price of $9.95 per share and $10.45 respectively.

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

BAYLAKE CORP.

Date:	November 1, 2013	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	November 1, 2013	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer