Form 10-K
period 2013-12-31
BAYLAKE CORP
filed 2014-03-03
CIK 275119

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2013, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $9.78 per share average reported bid and asked price on that date) held by non-affiliates was approximately $68.34 million. This market value calculation excludes a total of 972,799 shares of common stock reported as beneficially owned by directors and executive officers. For purposes of this market value calculation, the Registrant assumed that all executive officers and directors (and no other person) qualified as “affiliates”; provided, however, nothing herein shall constitute an admission or any evidence whatsoever, as to affiliate status. As of February 28, 2014, 7,728,497 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which
Document	Portions of Documents are Incorporated

Definitive Proxy Statement for 2014 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2013	Part III

2013 FORM 10-K

PART I

ITEM 1. BUSINESS

General

Baylake Corp. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation organized in 1976 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Baylake Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2013, we had total assets of approximately $1.0 billion. For additional financial information, see our Consolidated Financial Statements at Part II, Item 8 of this Form 10-K.

Baylake Bank

Baylake Bank is a Wisconsin state bank originally chartered in 1876. The Bank is an independent community bank offering a full range of financial services primarily to small businesses and individuals located in our market area. We conduct our community banking business through 20 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Kewaunee and Outagamie Counties. On September 7, 2012, we sold four branches located in the central part of Wisconsin. During the second quarter of 2013, we closed one branch, consolidating the related loans and deposits into our remaining branches. In the second half of 2013, we sold the deposits of two additional branches and moved these facilities to the Bank’s other real estate owned. These transactions reduced our number of branches from 27 to 20. We have eight financial centers in Door County, which is known for its tourism-related services. We have seven financial centers in Brown County, which includes the City of Green Bay. We serve a broader range of service, manufacturing and retail job segments in the Brown County market. The rest of our financial centers are located in smaller cities and smaller communities. Other principal industries in our market area include tourism/recreation, manufacturing, agriculture and food-related products. Services are provided in person at our financial centers discussed above or at other locations, as well as through the mail, over the telephone, electronically by using the Bank’s internet banking services, and mobile banking through customer mobile phones. In early February, 2014, we consummated the purchase of an additional branch facility in Outagamie County and $13.7 million of related deposits from Community Bank & Trust, a wholly owned subsidiary of Community Banc-Corp. of Sheboygan, Inc., Sheboygan, Wisconsin.

Non-Bank Subsidiaries

In addition to our banking operations, the Bank owns one non-bank subsidiary: Baylake Investments, Inc., located in Las Vegas, Nevada, which holds and manages a portion of the Bank’s investment portfolio. During the third quarter of 2012, the Bank discontinued operations of our insurance subsidiary, Baylake Insurance Agency, Inc., and sold the book of business to an unrelated third party. The Bank also owns a minority interest (49.8% of the outstanding common stock) in United Financial Services, Inc. (“UFS”), a data processing services company located in Grafton, Wisconsin that provides data processing services to other banks. During 2013, UFS expanded its operations by purchasing a data processing company located in Missouri. In the fourth quarter of 2013, we capitalized a wholly-owned registered investment advisor subsidiary, Admiral Asset Management, LLC, to provide investment advisory services to customers beyond those provided by the Bank.

Corporate Governance Matters

We maintain a website at www.baylake.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investor Relations link on our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Lending

We offer short-term and long-term loans on a secured and unsecured basis for business and personal purposes. We make real estate, commercial/industrial, agricultural, consumer and tax exempt loans in accordance with the basic lending policies established by our Board of Directors. We focus lending activities on individuals and small businesses in our market area. Our lending activity has been historically concentrated primarily within the State of Wisconsin. We do not conduct any substantial business with foreign obligors. We serve a wide variety of industries including, on a limited basis, a concentration on businesses directly and indirectly related to the tourism/recreation industries. Loans to customers in the tourism/recreation industry, including restaurants and lodging businesses, totaled approximately $78.8 million at December 31, 2013, or 12.8% of our aggregate loans outstanding at that date. Although competitive and economic pressures exist in this market segment, business remains relatively steady in the markets we serve. However, any deterioration in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing or tourism/recreation industries or otherwise) could have a material adverse effect on our business and operations. In particular, a decline in the Door County tourism business would not only affect our customers in the restaurant and lodging business, and therefore loans to such entities as described above, but could also affect loans and other business relationships with persons employed in that industry, as well as real estate values (including collateral values) in the area. Our expansion into other market areas has reduced our concentration level in tourism/recreation related businesses, but these types of businesses still remain an important element of the customer base that we serve.

In addition to originating loans, we buy and sell loan participations with other banks located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market which represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines and represented approximately $45.6 million in loans outstanding at December 31, 2013.

Our total outstanding loans as of December 31, 2013 were approximately $618.0 million, consisting of 46.5% commercial real estate loans, 23.0% residential real estate loans, 20.3% commercial and industrial loans, 6.0% construction and land development real estate loans, 3.1% tax exempt loans and 1.1% consumer loans. In September 2012, we sold approximately $36.8 million of loans in our branch sales.

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

Deposits

We offer a broad range of depository products, including noninterest-bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit. Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2013, our total deposits were approximately $744.2 million, including interest-bearing deposits of $616.3 million and noninterest bearing deposits of $127.9 million. In September 2012, we sold approximately $65.2 million of deposits in our branch sales. In November 2013, we sold approximately $15.6 million of deposits in conjunction with closing two additional branches.

Other Customer Services and Products

Other services and products we offer include safe deposit box services, personal and corporate trust services, brokerage services, cash management, private banking, financial planning and electronic banking services, including mobile banking, and eBanc, an internet banking product for our customers.

Seasonality

The tourism/recreation industry, particularly in the Door County market, substantially affects our business with our customers, particularly those customers in the restaurant and lodging businesses. The tourist business of Door County is largely seasonal, with the vast majority of tourist vacationing beginning in early spring and continuing until late fall. Although businesses and customers involved in the delivery of tourism-related services have financial needs throughout the entire year, the seasonal nature of the tourism business tends to result in increased demands for loans shortly before and during the tourist season and causes reduced deposits shortly before and during the early part of the tourist season. Although more pronounced in the past, this seasonality has become lessened by the continued growth of other industries throughout our markets in the past few years.

Competition

The financial services industry is highly competitive. We compete with other financial institutions and businesses in both attracting and retaining deposits and making loans in all of our principal markets. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services including electronic and mobile banking options, and convenience of office locations and office hours. Competition for deposit products comes primarily from other commercial banks, savings banks, credit unions and non-bank competitors, including insurance companies, money market and mutual funds, and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, terms and conditions, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings banks, mortgage banking firms, credit unions, finance companies, leasing companies and other financial intermediaries. Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies or federally insured state-chartered banks, and may be able to price loans and deposits more aggressively. We also face direct competition from other banks and bank holding companies that have greater assets and resources than us.

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

See Part I, Item 1A, “Risk Factors” for further discussion of many of the foregoing items. We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Capital Requirements and Basel III

We and the Bank are subject to various regulatory capital requirements administered by the FRB. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

In July 2013, our and the Bank’s primary federal regulator, the FRB, published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the December 2010 framework of the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III,” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including us and the Bank, compared to the current U.S. risk-based capital rules.

The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking rules. The Basel III Capital Rules are effective for us and the Bank on January 1, 2015, subject to a phase-in period.

The Basel III Capital Rules, among other things: (i) revise minimum capital requirements and adjust prompt corrective action thresholds; (ii) revise the components of regulatory capital and create a new capital measure called “Tier 1 Common Equity” (“T1CE”), which must constitute at least 4.5% of risk-weighted assets; (iii) specify that Tier 1 capital consist only of T1CE and certain “Additional Tier 1 Capital” instruments meeting specified requirements; (iv) increase the minimum Tier 1 capital ratio requirement from 4% to 6%; (v) retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures; (vi) permit most banking organizations, including us, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income; (vii) implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% T1CE ratio and be phased in over a three-year period beginning January 1, 2016, which buffer is generally required in order for an institution to make capital distributions and pay executive bonuses; (viii) increase capital requirements for past-due loans, high volatility commercial real estate exposures and certain short-term loan commitments; (ix) require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of T1CE in each category and 15% of T1CE in the aggregate; and (x) remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Compliance with the Basel III Capital Rules is required for most banking organizations beginning January 1, 2015, including us and the Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. We are still in the process of assessing the impact that these complex new rules will have on us and the Bank, however, we believe that we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

Liquidity

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. However, the Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for banking holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to us or the Bank. The federal banking agencies have not yet proposed rules implementing the NSFR.

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

     Dividends; Source of Strength

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

     Reserves

     The FRB requires all depository institutions to maintain reserves against specified transaction accounts. Reserves are required to be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $12.4 million up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from reserve requirements. The Bank complies with the foregoing requirements. In October 2008, the FRB began paying interest on certain reserve balances. In addition, the reserve balances imposed by the FRB may be used by the Bank to satisfy liquidity requirements. An institution may borrow from the Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Reserve Bank’s credit standards. The 2013 limits as stated above are reviewed annually and any changes are applicable to the following calendar year.

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

     Deposit Insurance

     The Bank is a member of the DIF, which is administered by the FDIC. The Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000. The FDIC imposes an assessment against all depository institutions. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current assessment system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.

     On November 12, 2009, the FDIC adopted a rule requiring all institutions, with limited exceptions, to prepay on December 30, 2009, estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The Bank was required to prepay approximately $6.7 million in assessments in December 2009, although such premiums were not taken as a charge against operations until the period for which they applied. If a prepayment balance still remained after the 2012 fourth quarter assessment was paid in March 2013, it was to be refunded in the second quarter of 2013. The Bank received such a refund, in the amount of $0.4 million, in the second quarter of 2013.

     The FDIC has the authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.

     In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was equal to 0.66 basis points of total assets less tangible capital.

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

     Community Reinvestment Act

     Under the Community Reinvestment Act (“CRA”) and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the Bank. The CRA requires the boards of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated and comprises the six counties within the geographic area of Central and Northeast Wisconsin. The Bank’s board of directors is required to review the appropriateness of this delineation at least annually.

     Prompt Corrective Action

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

     The Federal Deposit Insurance Act (“FDIA”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The capital-based regulatory framework consists of five categories of compliance with regulatory capital guidelines, including “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a Leverage Ratio of no less than 5%, a Tier 1 Capital ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well-capitalized” before the FRB will approve an application by a bank holding company to acquire or merge with a bank or bank holding company. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

     As of December 31, 2013, we and the Bank exceeded the guidelines contained in the applicable regulations, policies and directive pertaining to capital adequacy to be classified as “well-capitalized.”

     The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by: (i) introducing a T1CE ratio requirement at each level (other than critically undercapitalized), with the required T1CE ratio being 6.5% for “well-capitalized” status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

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

     Bank Secrecy Act/Anti-money Laundering

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”) provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broad anti-money laundering requirements. By way of amendments to the Bank Secrecy Act (“BSA”), the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions.

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

     Incentive Compensation Policies and Restrictions

     The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. Our total assets are currently slightly below the $1 billion threshold where these rules would apply. If, however, our assets exceed $1 billion in the future and the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

     In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both us and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should (i) provide employees with incentive that appropriately balance risk and reward; (ii) be compatible with effective controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

     The FRB will review, as part of the regular risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us and the Bank, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

     Ability-to-Repay and Qualified Mortgage Rule

     Pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule on January 10, 2013 (effective on January 10, 2014) amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher priced” (e.g. subprime loans) are given a safe harbor of compliance. The Bank is predominantly an originator of compliant qualified mortgages.

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

     Legislative and Regulatory Initiatives

     From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statues and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any such legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our financial condition or results of operations. A change in statues, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material effect on our business, financial condition and results of operations.

     Employees

     At December 31, 2013, we had 267 total employees company-wide, 229 of which were full-time. We consider our relationship with our employees to be good. At December 31, 2012, we had 274 total employees, 236 of which were full-time. The primary reason for the reduction in employees in 2013 was the closure of two central Wisconsin branches in November 2013.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference in this report. These forward-looking statements include statements with respect to our financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by us with the SEC, and future statements other than historical facts contained in written material, press releases and oral statements issued by us, or on our behalf, may also constitute forward-looking statements.

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

As of December 31, 2013, approximately 72.8% of our loan portfolio consisted of commercial and industrial, real estate construction and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Bank’s loan portfolio contains a number of larger commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Although the economy has been in the recovery phase since 2009, the recovery is less robust than anticipated and there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, any decline in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce our net income and profitability.

During the severe recession that lasted from 2007 to 2009, softened residential housing markets, increased delinquency and default rates, and volatile and constrained secondary credit markets negatively impacted the mortgage industry. Our financial results were adversely affected by these changes in real estate values, primarily in Northeastern Wisconsin. Decreases in real estate values adversely affected the value of property used as collateral for loans as well as investments in our portfolio. Continued slow growth in the economy since 2009 has resulted in decreased demand for commercial real estate loans, which has negatively impacted loan growth opportunities and net income.

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

We invest in mortgage-backed securities that evidence interests in, or are secured by, a single mortgage loan or a pool of mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities’ market as a whole. In addition, mortgage-backed securities are subject to the credit risk associated with performance of the underlying mortgage properties. Mortgage-backed securities are issued by investment banks, not financial institutions, and while the loans that are pooled to create the security carry government agency guarantees, the securities themselves are not insured or guaranteed by the United States government. Finally, mortgage-backed securities are also subject to geographic risk when the mortgages underlying the securities are concentrated in one or more geographic areas. This risk is managed by monitoring the geographic dispersion of the underlying loans in each security. As of December 31, 2013, the highest concentration of loans secured by 1-4 family homes issued in any state was issued in California and those loans represented approximately 21.4% of the total amount invested in mortgage-backed securities.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2013, net deferred tax assets are approximately $6.6 million. If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to attract and retain skilled personnel.

Our success depends, in large part, on our ability to attract and retain key personnel. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people as needed or retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our local markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

The overall economic environment evident during 2013 remained challenging for many households and businesses in Northeast Wisconsin and the business environment of the markets in which we operate have been adversely affected. In our market area, especially in Door County, a significant percentage of our customer base is in the tourism industry, particularly lodging and restaurants and many other of our customers depend indirectly on the tourism industry. With this concentration in a single industry, any downturn, deterioration of the economy or other issues affecting local tourism could reduce the demand for our services, increase problem loans and thus disproportionately have a materially adverse effect on our financial condition and results of operations.

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

We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure.

We outsource certain information system and data management and processing functions to third party service providers. These third party service providers are also sources of operational and information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If third party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have internal policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, as well as contracts and service agreements with applicable outside vendors, we cannot be assured that any such failures, interruptions or security breaches will not occur or, if they do, that they will be addressed adequately. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition.

Risks Related to Legal and Regulatory Compliance

We operate in a highly regulated environment, which could increase our cost structure or have other negative impacts on our operations.

We are highly regulated by both federal and state regulatory authorities. Regulation includes, among other things, capital and reserve requirements, permissible investments and lines of business, dividend limitations, limitations on products and services offered, loan limits, geographical limits, consumer credit regulations, community reinvestment requirements and restrictions on transactions with affiliated parties. The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the DIF, our depositors and the public, rather than our stockholders. We are also subject to regulation by the SEC. Failure to comply with applicable laws, regulations or policies could result in sanction by regulatory agencies, civil monetary penalties, and/or damage to our reputation, which could have a material adverse effect on our business, consolidated financial condition and results of operations. While we have policies and procedures designed to prevent noncompliance with such laws, regulations and policies, there can be no assurance that such noncompliance will not occur. In addition, any change in government regulation could have a material adverse effect on our business.

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

Among the many requirements of the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations, which are discussed in detail under Part I, Item 1, “Business-Supervision and Regulation-Capital Requirements and Basel III”.

Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on us. For example, effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibition on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. As a result, some financial institutions have commenced offering interest on such demand deposits to compete for customers. Our interest expense will increase and our net interest margin will decrease if we offer interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. Noninterest-bearing transaction accounts and Interest on Lawyers Trust Accounts (“IOLTA”) accounts were previously entitled to unlimited deposit insurance through December 31, 2012. Effective January 1, 2013, however, unlimited deposit insurance on such noninterest bearing transaction accounts and IOLTA accounts expired and those accounts are now subject to the same $250,000 per depositor insurance limitation as all of our other deposit accounts.

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

Competition may affect our results.

We face strong competition in originating loans, in seeking deposits and in offering our other services. We must compete with commercial banks, savings associations, trust companies, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies, brokerage, interest-only institutions and investment banking firms. Our market area is also served by several commercial banks and savings associations that are substantially larger than us in terms of deposits and loans and have greater human and financial resources.

Our ability to compete successfully depends on a number of factors, including but not limited to: (i) our ability to develop, maintain and build upon long-term customer relationships; (ii) our ability to expand our market positions; (iii) the scope, relevance and pricing of our products and services offered to meet customer needs; (iv) the rate at which we introduce new products and services relative to our competitors; (v) customer satisfaction with our level of service; and (vi) industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse impact on our financial position and results of operation.

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

Risks Related to an Investment in Our Common Stock

The price of our securities can be volatile.

Price volatility may make it more difficult for you to sell your securities when you want and at prices you find attractive. Our securities prices can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations or financial conditions

•	operating results and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends could also cause our securities prices to decrease regardless of our operating results. In addition, while our common stock was recently listed on the NASDAQ Stock Market LLC (“NASDAQ”), there continues to be limited trading activity in the stock. As such, relatively small trades may have a significant impact on the price of our stock.

Our securities are not an insured deposit.

Securities issued by us are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Securities are subject to investment risk, and investors must be able to afford the loss of their entire investment.

You may not continue to receive dividends on your investment in our common stock.

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital. In addition, under the terms of our junior subordinated debentures, we would be precluded from paying dividends on our common stock if we were in default under the debentures, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred. Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. No cash dividends were declared beginning on that date or through 2011. In January 2012, our Board of Directors announced that it would be resuming the payment of dividends. There can be no assurance that we will be able to continue paying dividends to our shareholders and if we do, in what amounts. Total dividends declared and paid in 2012 were $0.08 per share. During 2013, total dividends of $0.22 per share were declared and paid.

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

There may be future sales or other dilution of our equity, which may adversely affect the market price of our securities.

We are not restricted from issuing additional securities, including common stock and securities that are convertible or exchangeable for, or that represent the right to receive common stock. The issuance of additional shares of common stock or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common stock could decline as a result of an equity offering, as well as other sales of a large block of shares of our common stock or similar securities in the market after an equity offering, or the perception that such sales could occur.

During 2009 and 2010, we issued $9.45 million of our 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) and, as of December 31, 2013, we had $9.40 million of Convertible Notes outstanding. The Convertible Notes are convertible into shares of our common stock at a rate of one share for every $5.00 in aggregate principal amount outstanding (the “Conversion Ratio”), or an aggregate 1,880,000 shares, at the holders’ discretion. In addition, on October 1, 2014, one-half of the original principal amount of the Convertible Notes are mandatorily convertible into common stock at the Conversion Ratio to the extent not previously converted by the holders. The issuance of common stock in conjunction with any such conversion of our Convertible Notes will further dilute the ownership interest of our existing common shareholders, and may adversely impact the market price of our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters and nineteen other branches. The main office is located in Sturgeon Bay, Wisconsin and the branches are distributed by county as follows: seven in Brown County, seven in Door County, four in Kewaunee County, and one in Outagamie County. In September 2012, we sold four branches in central Wisconsin, and in 2013, we closed three additional branches, two of which were also in central Wisconsin and were in conjunction with a sale of the deposits of such branches. The three facilities related to the 2013 closures were transferred to other real estate.

The main office building located in Sturgeon Bay serves as our corporate headquarters and main banking office. The twenty offices owned by the Bank are in good condition and considered adequate for present and near term requirements. In addition, the Bank owns other real property that we do not consider in the aggregate to be material to our consolidated financial position. All of such other real property is reserved for future expansion and is located in the following Wisconsin municipalities: Neenah and Oshkosh.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Historically, trading in shares of our common stock has been limited. Since mid-1993 through November 3, 2013, our common stock had been quoted on the Over-The-Counter Bulletin Board (“OTCBB”), an electronic interdealer quotation system providing real-time quotations on eligible securities. Beginning in November 2013, our stock began being quoted on the NASDAQ Stock Market LLC (the “NASDAQ”) (Trading symbol: BYLK.)

The following table summarizes high and low bid prices and cash dividends declared for our common stock for the periods indicated. Bid prices are as reported from the OTCBB through November 3, 2013 and from the NASDAQ beginning November 4, 2013. The reported high and low prices represent interdealer bid prices, without retail mark-up, mark-downs or commission, and may not necessarily represent actual transactions.

	Calendar Period	High	Low	Cash Dividends per share
2013	4th Quarter	$14.00	$10.13	$0.07
	3rd Quarter	$11.30	$9.70	$0.06
	2nd Quarter	$10.00	$9.01	$0.05
	1st Quarter	$10.00	$7.50	$0.04

2012	4th Quarter	$7.95	$7.50	$0.04
	3rd Quarter	$8.00	$6.50	$0.02
	2nd Quarter	$6.75	$6.00	$0.01
	1st Quarter	$6.65	$4.15	$0.01

We had approximately 1,700 shareholders of record at February 28, 2014. The number of shareholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

The holders of our common stock are entitled to receive such dividends when and as declared by our Board of Directors and if required, approved by our regulators. In determining the payment of cash dividends, our Board of Directors considers the earnings, capital and debt servicing requirements, financial ratio guidelines and restrictions issued by the FRB and other banking regulators, our financial condition, and other relevant factors.

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

Beginning in February 2008, our Board of Directors, in consultation with our federal and state bank regulators, elected to forego the payment of cash dividends on our common stock. No cash dividends were declared beginning on that date or through 2011. In 2012, our Board of Directors declared a quarterly dividend each quarter totaling $0.08 per share for the year. Additional quarterly dividends of $0.04, $0.05, $0.06, and $0.07 were declared in each respective quarter in 2013. Nonetheless, there is no assurance that we will be able to continue to declare quarterly dividends going forward and, even if we do, in what amounts. We maintain a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of our common stock in lieu of receiving cash dividends. Such shares may be newly issued or acquired by us in the open market. New shares issued under this plan are limited to one million over the life of the plan.

In 2009 and 2010, we completed closings for a private placement of Convertible Notes. The Convertible Notes were offered and sold primarily to “accredited investors” as defined in the Securities Act of 1933 and up to 35 non-accredited investors in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 thereunder. At the closings, we issued in aggregate $9.45 million of Convertible Notes. The proceeds of this financing were contributed, in part, as additional capital to the Bank and otherwise used for general purposes. As of December 31, 2013, $9.40 million of the Convertible Notes remain outstanding.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1 and October 1 of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, we may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not occurred. The principal amount of any Convertible Note that has not been converted or redeemed will be payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Convertible Notes. In the fourth quarter of 2012, debentures in the amount of $50,000 were converted to 10,000 shares of common stock at the investor’s option. Subsequent to December 31, 2013, $200,000 of debentures were converted to 40,000 shares of common stock at the investors’ option.

We did not sell any securities without registration during the fourth quarter of 2013.

We repurchased 10,000 shares of our common stock during the fourth quarter of 2013 for a total of 163,000 shares repurchased during 2013 under a stock repurchase program approved by our board of directors on May 23, 2013 (the “Repurchase Program”). This program authorized us to repurchase up to 400,000 shares of our stock through May 30, 2014.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2013	—	—	—	247,000
November 1 – November 30, 2013	10,000	11.31	10,000	237,000
December 1 – December 31, 2013	—	—	—	237,000
Three months ended December 31, 2013	10,000	11.31	10,000	237,000
Year Ended December 31, 2013	163,000	$10.48	163,000	237,000

(1)	On May 23, 2013, our Board of Directors approved the Repurchase Program, which authorized us to repurchase up to 400,000 shares of our stock through May 30, 2014.

Performance Graph

The following graph shows the cumulative stockholder return on our common stock over the last five fiscal years compared to the returns of Standard & Poors 500 Stock Index and the NASDAQ Bank Index, prepared for NASDAQ by the Center for Research in Securities Prices at the University of Chicago.

     Baylake Corp.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Baylake Corp.	56.00	82.00	84.00	153.76	269.34
NASDAQ Bank	83.70	95.55	85.52	101.50	143.84
S&P 500	126.46	145.51	148.59	172.37	228.19

ITEM 6. SELECTED FINANCIAL DATA

BAYLAKE CORP.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31, (dollars in thousands, except per share data)
	2013	2012	2011	2010	2009

Results of operations:
Interest and dividend income	$34,740	$39,186	$42,122	$45,050	$47,468
Interest expense	4,540	6,755	9,582	12,825	18,259
Net interest income before provision for loan losses	30,200	32,431	32,540	32,225	29,209
Provision for loan losses	1,400	5,425	5,050	7,350	6,500
Net interest income after provision for loan losses	28,800	27,006	27,490	24,875	22,709
Noninterest income	9,830	13,823	10,020	8,955	12,485
Noninterest expense	27,302	31,704	31,627	33,609	29,978
Income before provision (benefit) for income taxes	11,328	9,125	5,883	221	5,216
Income tax provision (benefit)	3,319	1,483	1,407	(916)	887

Net income	$8,009	$7,642	$4,476	$1,137	$4,329
Per Share Data: (1)
Net income per share (basic)(1)	$1.01	$0.96	$0.57	$0.14	$0.55
Net income per share (diluted)(1)	0.87	0.84	0.57	0.14	0.55
Cash dividends per common share	0.22	0.08	—	—	—
Book value per share at end of year	12.02	11.73	10.67	9.74	9.43

Selected Financial Condition Data (at December 31):
Total assets	$996,776	$1,023,971	$1,086,929	$1,052,453	$1,044,457
Securities	230,883	242,019	284,331	266,760	204,834
Gross loans	617,960	595,533	631,015	629,891	651,894
Total deposits	744,212	806,015	865,187	852,566	831,629
Short-term borrowings (2)	58,448	51,568	47,566	19,236	21,122
Other borrowings (3)	66,700	40,000	55,000	70,000	85,000
Subordinated debentures	16,100	16,100	16,100	16,100	16,100
Convertible promissory notes	9,400	9,400	9,450	9,450	5,350
Total stockholders’ equity	93,881	93,144	84,401	77,067	74,598

Performance Ratios:
Return on average assets	0.83%	0.74%	0.43%	0.11%	0.41%
Return on average total stockholders’ equity	8.55	8.60	5.53	1.45	6.01
Dividend payout ratio	21.78	8.31	—	—	—
Equity to assets	9.42	9.10	7.77	7.32	7.14
Net interest margin (4)	3.58	3.53	3.55	3.55	3.18
Net interest spread (4)	3.48	3.43	3.44	3.44	3.04
Noninterest income to average assets	1.02	1.33	0.96	0.86	1.19
Noninterest expense to average assets	2.84	3.05	3.04	3.23	2.86
Net overhead ratio (5)	1.82	1.72	2.08	2.37	1.67
Average loan-to-average deposit ratio	79.28	74.29	74.87	77.39	83.34
Average interest-earning assets to average interest-bearing liabilities	119.10	114.58	110.70	107.75	107.07
Efficiency ratio (6)	67.57	72.52	73.60	82.11	77.46

Asset Quality Ratios: (7)
Nonperforming loans to total loans	1.08%	2.42%	3.09%	2.59%	4.38%
Allowance for loan losses to:
Gross loans	1.24	1.54	1.68	1.81	1.47
Nonperforming loans	115.02	63.43	54.32	69.71	33.51
Net charge-offs to average loans	0.48	1.11	0.94	0.85	1.50

	Year Ended December 31, (dollars in thousands, except per share data)
	2013	2012	2011	2010	2009
Nonperforming assets to total assets	1.30	2.43	2.92	3.08	4.18

Capital Ratios: (8)
Stockholders’ equity to assets	9.42%	9.10%	7.77%	7.32%	7.14%
Tier 1 risk-based capital	14.26	13.34	11.03	10.25	10.22
Total risk-based capital	16.71	15.96	13.54	12.76	12.18
Leverage ratio	10.48	9.41	7.93	7.41	7.60

(1)

Basic earnings per share are based on the weighted average number of shares outstanding for the period. Diluted earnings per share are based on the weighted average number of shares outstanding during the period as well as shares that would be issued if outstanding stock options were exercised, stock awards were fully vested and promissory notes were converted.

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

(6)

Efficiency ratio represents noninterest expense divided by the sum of tax equivalent interest income and noninterest income, excluding net investment security gains, net gains on sale of fixed assets and land held for sale, and net gains on sale of branches and deposits. A lower efficiency ratio indicates a more efficient operation.

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

Other Real Estate Properties: Other real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, establishing a new cost basis. Fair value is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

Income Tax Accounting: The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the net deferred income tax asset on our December 31, 2013 consolidated balance sheet is recoverable, and the income tax liabilities are adequate and fairly stated in the consolidated financial statements. See Note 16-”Income Taxes” to our consolidated financial statements for further information.

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

Our profitability, like most financial institutions, is dependent to a large extent upon net interest income. Results of operations are also affected by PFLL, operating expenses, income taxes and noninterest income. Economic conditions, competition and the monetary and fiscal policies of the federal government in general significantly affect financial institutions, including us. Lending activities are also influenced by regional and local economic factors, including specifically the demand for and supply of housing, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in our market area.

Our regulatory capital ratios and those of the Bank are in excess of the levels established by regulatory agencies for “well capitalized” financial institutions.

Performance Summary

The following is a brief summary of some of the factors that affected our operating results in 2013. See the remainder of this section for a more thorough discussion.

We reported net income of $8.0 million for the year ended December 31, 2013, an increase of $0.4 million compared to net income of $7.6 million in 2012. Basic and diluted earnings per share were $1.01 and $0.87, respectively, for 2013. Basic and diluted earnings per share were $0.96 and $0.84, respectively, for 2012. Return on average assets for the year ended December 31, 2013 was 0.83% compared to 0.74% for the year ended December 31, 2012. The return on average equity was 8.55% for 2013 compared to 8.60% for 2012. Cash dividends of $0.22 and $0.08 per share were declared in 2013 and 2012, respectively.

Key factors behind these results were:

▪	Net interest income was $30.2 million in 2013 compared to $32.4 million in 2012.

▪

Tax-equivalent net interest income was $31.3 million for 2013, a decrease of $2.2 million or 6.6% from $33.5 million for 2012. Tax-equivalent interest income decreased $4.4 million, while interest expense decreased $2.2 million.

▪	The net interest margin for 2013 was 3.58% compared to 3.53% for 2012.

▪

Net loan charge-offs decreased from a year ago. Net loan charge-offs were $2.9 million in 2013, a decrease of $4.0 million compared to $6.9 million for 2012. Net loan charge-offs for commercial real estate loans represented $1.9 million of the $2.9 million total in 2013. Net loan charge-offs represented 0.48% of average loans in 2013 compared to 1.1% in 2012. The PFLL decreased to $1.4 million for 2013 compared to $5.4 million for 2012.

▪

Noninterest income was $9.8 million for 2013, a decrease of $4.0 million or 28.9% from $13.8 million in 2012 resulting from a $1.0 million decrease in net gains from sales of loans, a $1.6 million decrease in gains from sale of securities, a $0.7 million decrease on net gain from sale of branches and deposits, and a $0.6 million decrease in gain from the sale of premises and equipment, including held for sale.

▪

Noninterest expense was $27.3 million for 2013, a decrease of $4.4 million or 13.9% over 2012. This was primarily the result of a $2.9 million decrease in the operation of other real estate properties and a $0.7 million decrease in FDIC insurance expense.

▪

Provision for income taxes resulted in tax expense of $3.3 million for 2013 versus a tax expense of $1.5 million for 2012. This was due to an increase of $2.2 million in taxable income in 2013. In addition, the previous write-off of a deferred tax asset of $0.7 million was reversed in 2012, reducing tax expense and increasing net earnings for that year.

▪

In the second quarter of 2013, we closed a branch in Northeast Wisconsin and consolidated the associated loans and deposits in our remaining branches. In the fourth quarter of 2013, we closed our remaining two branches in central Wisconsin, selling $15.6 million of the deposits to another institution and retaining the loan assets. Subsequently in November 2013, those two branch facilities were adjusted to fair market value, resulting in a $0.3 million write-down, and transferred to our other real estate owned. Prior to 2013, in September 2012, we sold four branches also located in the central part of Wisconsin. Included in the sale was $65.2 million of deposit balances, $36.8 million of loan balances, $1.2 million of repurchase agreement balances, and $2.0 million of fixed assets. A net gain of $0.8 million was recognized from the sale.

STATEMENT OF OPERATIONS ANALYSIS

Table 1: Average Balances and Interest Rates (interest and rates on a tax-equivalent basis)

	Year ended December 31, (dollars in thousands)
	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:

Interest-Earning Assets
Loans, net [1,2]	$601,228	$28,539	4.75%	$623,685	$31,412	5.04%	$629,759	$33,668	5.35%
U.S. Treasuries	—	—	—	—	—	—	—	—	—
U.S. government sponsored agencies	166,792	3,744	2.24	189,254	4,845	2.56	180,664	5,302	2.93
State and municipal obligations[1]	59,205	2,817	4.76	58,559	2,810	4.80	54,731	2,826	5.16
Other securities	15,243	619	4.06	21,413	1,045	4.88	25,979	1,247	4.80
Federal funds sold	2,254	6	0.27	3,342	8	0.24	2,009	5	0.25
Other money market instruments	28,900	82	0.28	51,391	123	0.24	52,955	131	0.25
Total earning assets	873,622	35,807	4.10%	947,644	40,243	4.25%	946,097	43,179	4.56%
Noninterest-earning assets	87,055			91,214			94,858
Total assets	$960,677			$1,038,858			$1,040,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities
NOW accounts	$133,452	$138	0.10%	$139,011	$212	0.15%	$131,509	$366	0.28%
Savings accounts	298,933	418	0.14	310,298	638	0.21	288,432	1,400	0.49
Time deposits>$100M	51,039	533	1.04	84,599	1,123	1.33	89,975	1,643	1.83
Time deposits<$100M	127,850	1,079	0.84	147,559	1,788	1.21	184,155	2,871	1.56
Brokered deposits	21,544	324	1.50	43,238	708	1.64	50,671	877	1.73
Total interest-bearing deposits	632,818	2,492	0.39	724,705	4,469	0.62	744,742	7,157	0.96
Federal funds purchased	—	—	—	26	—	—	—	—	—
Repurchase agreements	34,728	79	0.23	27,578	61	0.22	26,013	79	0.30
FHLB advances	40,461	729	1.80	49,221	949	1.93	58,356	1,094	1.87
Subordinated debentures	16,100	266	1.65	16,100	297	1.85	16,100	272	1.69
Convertible promissory notes	9,400	975	10.37	9,440	979	10.37	9,450	980	10.37
Total interest-bearing liabilities	733,507	4,541	0.62%	827,070	6,755	0.82%	854,661	9,582	1.12%
Demand deposits	125,498			114,787			96,386
Accrued expenses and other liabilities	7,958			8,191			9,022
Stockholders’ equity	93,714			88,810			80,886
Total liabilities and stockholders’ equity	$960,677			$1,038,858			$1,040,955
Net interest income and rate spread[3]		$31,266	3.48%		$33,488	3.43%		$33,597	3.44%
Net interest margin[4]			3.58%			3.53%			3.55%

1	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2	The average loan balances and rates include nonaccrual loans.

3

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

4	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

Table 2: Rate/Volume Analysis (1)

	2013 compared to 2012			2012 compared to 2011
	Increase (Decrease) due to			Increase (Decrease) due to
	(dollars in thousands)			(dollars in thousands)
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans (2)	$(1,106)	$(1,767)	$(2,873)	$(308)	$(1,948)	$(2,256)
U.S. government-sponsored agencies	(540)	(560)	(1,100)	228	(685)	(457)
State and municipal obligations (2)	31	(24)	7	190	(206)	(16)
Other securities	(269)	(157)	(426)	(220)	18	(202)
Federal funds sold	(3)	—	(3)	3	—	3
Other money market instruments	(61)	20	(41)	(4)	(4)	(8)
Total interest-earning assets	(1,948)	(2,488)	(4,436)	(111)	(2,825)	(2,936)
Interest expense:
NOW accounts	(8)	(66)	(74)	12	(166)	(154)
Savings accounts	(23)	(197)	(220)	48	(810)	(762)
Time deposits	(601)	(698)	(1,299)	(577)	(1,026)	(1,603)
Brokered deposits	(452)	68	(384)	(127)	(42)	(169)
Repurchase agreements	16	2	18	4	(22)	(18)
FHLB advances	(160)	(60)	(220)	(172)	27	(145)
Subordinated debentures	—	(31)	(31)	—	25	25
Convertible promissory notes	(4)	—	(4)	(1)	—	(1)
Total interest-bearing liabilities	(1,232)	(982)	(2,214)	(813)	(2,014)	(2,827)
Net interest income	$(716)	$(1,506)	$(2,222)	$702	$(811)	$(109)

(1)	The change in interest due to both rate and volume has been allocated proportionally to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2013 compared to 2012

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

Table 1 above provides average balances of interest-earning assets and interest-bearing liabilities, tax-equivalent interest income and expense, and the corresponding interest rates earned, as well as net interest income, interest spread, and net interest margin on a tax-equivalent basis for the years ended December 31, 2013, 2012 and 2011. Results for 2013 and 2012 were impacted by the sale of four branches in September 2012. Included in the sale was $65.2 million of deposit balances, $36.8 million of loan balances, and $1.2 million of repurchase agreement balances. Results for 2013 were further impacted by the sale of $15.6 million of deposits associated with closure of two branches in November as well as by the closure of one other branch in the second quarter of 2013.

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $30.2 million for 2013, compared to $32.4 million for 2012. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.1 million for both 2013 and 2012 resulted in a tax-equivalent net interest income of $31.3 million and $33.5 million, respectively. The net interest margin for 2013 was 3.58% compared to 3.53% in 2012 and the interest rate spread for 2013 was 3.48% compared to 3.43% in 2012. The return on interest-earning assets declined 15 bp while the cost of interest-bearing liabilities declined 20 bp in 2013.

During 2013, we were liability sensitive (which means that liabilities will re-price faster than assets) but continued to re-position the balance sheet to be more asset sensitive (which means that assets will re-price faster than liabilities); thus, future rate increases would impact net interest income positively. We expect that in a gradually increasing rate environment, our statement of operations would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of interest rate increases could affect that trend.

As shown in the rate/volume analysis in Table 2 above, volume changes resulted in a $0.7 million decrease to tax-equivalent net interest income in 2013. The changes in the composition of earning assets resulted in a $1.9 million decrease to tax equivalent interest income in 2013 offset by a $1.2 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $2.5 million but were partially offset by rate changes on interest-bearing liabilities, which decreased interest expense by $1.0 million, for a net decrease in net interest income of $1.5 million due to changes in interest rates.

For 2013, the yield on earning assets declined to 4.10% from 4.25% in 2012, which was the combined effect of a decrease of 29 bps in the loan yield, a 4 bp decline in the yield on tax-exempt securities, an 82 bp decrease in the yield on other securities, and a 32 bp decline in yields on U.S. government sponsored agencies offset in part by a 5 bp increase in yield on federal funds sold and a 4 bp increase in yield on other money market instruments. The average loan yield was 4.75% in 2013 and 5.04% in 2012. The decline in loan yields reflected lower yields received on new loan originations.

For 2013, the cost of interest-bearing liabilities decreased by 20 bps from 0.82% in 2012, to 0.62%. The combined average cost of interest-bearing deposits was 0.39%, down 23 bps from 2012, primarily resulting from the continued low short-term interest rate environment during 2013. Also contributing to the decrease was the cost of funding, comprising FHLB advances (down 13 bp to 1.80%) and subordinated debentures (down 20 bp to 1.65%). The cost of the Convertible Notes and repurchase agreements remained relatively constant. During 2013, $15.0 million of FHLB borrowings with a weighted average rate of 1.62% matured and $26.7 million of FHLB borrowings were advanced, resulting in a reduction in cost for the year as the new borrowings carried lower rates.

Average earning assets were $873.6 million in 2013, compared to $947.6 million in 2012. Average loans outstanding declined 3.6% to $601.2 million in 2013 from $623.7 million in 2012. Average loans to average total assets increased to 62.6% in 2013 from 60.0% in 2012. For 2013, tax-equivalent interest income on loans decreased $2.9 million, of which $1.2 million related to the decline in average outstanding balances and $1.7 million was due to the lower loan yields. Average balances of securities and short-term investments decreased $51.6 million in 2013 versus 2012. Tax-equivalent interest income on securities and short-term investments increased $0.8 million from volume changes, and decreased $0.7 million from the impact of the rate environment, for a net decrease of $1.5 million in tax-equivalent interest income on securities in our investment portfolio.

Average interest-bearing liabilities decreased $93.6 million in 2013 from 2012 levels, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less noninterest earning assets) increased $15.4 million during the same period. The increase in net free funds is primarily attributable to an increase in demand deposits. Average demand deposits increased by $10.7 million, or 9.3%. Average interest-bearing deposits declined $91.9 million, or 12.7% during 2013 to $632.8 million. This decline resulted from a decrease in all categories of deposits, most significantly time deposits of $53.3 million. The decrease included $15.6 million of deposits sold in conjunction with the sale of two branches in November 2013. Additionally, brokered deposits of $19.6 million and deposits of $2.6 million obtained in prior years by utilizing a national listing service that matured in 2013 were not renewed. Interest expense on interest-bearing deposits decreased $1.0 million from the volume and mix changes and $1.0 million from impact of lower rates during 2013, resulting in an aggregate decrease of $2.0 million in interest expense on interest-bearing deposits for the year. Average wholesale-funding sources decreased by $1.7 million during 2013. For 2013, interest expense on wholesale funding sources decreased by $0.2 million from 2012 due to declining interest rates and reductions in average outstanding balances.

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

Net loan charge-offs for the year ended December 31, 2013 were $2.9 million compared to net charge-offs of $6.9 million for 2012. Net charge-offs to average loans were 0.48% for 2013 compared to 1.11% in 2012. Nonperforming loans decreased by $7.7 million (53.9%), to $6.7 million at December 31, 2013, from $14.4 million at December 31, 2012, an indication of improvement in the quality of the loan portfolio. Refer to the “Balance Sheet Analysis - Risk Management and the Allowance for Loan Losses” and “Balance Sheet Analysis - Nonperforming Loans and Other Real Estate Owned” sections below for more information related to nonperforming loans.

PFLL for the year ended December 31, 2013 was $1.4 million compared to $5.4 million for the same period in 2012. Our management believes that the ALL as of December 31, 2013 is appropriate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We are continually monitoring nonperforming loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See the “Balance Sheet Analysis - Risk Management and the Allowance for Loan Losses” below for more information related to nonperforming loans.

Noninterest Income

Table 3: Noninterest Income

	Non-interest Income Years Ended December 31,
	2013	2012	% Change
Fees from fiduciary services	$1,062	$1,007	$5.5%
Fees from loan servicing	591	598	(1.2)%
Service charges on deposit accounts	2,774	3,043	(8.8)%
Other fee income	630	682	(7.6)%
Financial services income	1,220	897	36.0%
Gains from sales of loans	1,414	2,386	(40.7)%
Gains from sale of branches and deposits	122	826	(85.2)%
Net change in valuation of MSR	(96)	(193)	50.3%
Net gains from sale of securities	574	2,188	(73.8)%
Net gain (loss) from sale of premise and equipment	(3)	582	(100.5)%
Increase in CSV	340	366	(7.1)%
Income in equity of UFS	936	675	38.7%
Other income	266	766	(65.3)%
Total Noninterest Income	$9,830	$13,823	(28.9)%

Fees from fiduciary services, service charges on deposit accounts, financial services income, gains from the sales of loans, and income from our UFS subsidiary were the primary components of noninterest income in 2013. Total noninterest income for 2013 was $9.8 million, a $4.0 million or 28.9% decrease from $13.8 million in 2012. This decrease was due primarily to a $1.0 million decrease in gains from the sale of loans, a $1.6 million decrease in net gains from the sale of securities, a $0.7 million decrease in net gain on the sale of branches, and a $0.6 million decrease in net gains on sale of premises and equipment, including premises and equipment held for sale. The noninterest income to average assets ratio was 1.02% for the year ended December 31, 2013 compared to 1.33% for the same period in 2012.

Gains of $0.6 million from the sale of securities in our investment portfolio were realized in 2013 compared to $2.2 million of such gains in 2012. These gains were available due to the low interest rate environment and the sales allowed us to reposition our investment portfolio to take advantage of increased credit related spreads and to provide additional cash for potential business opportunities that were considered. Our securities portfolio at December 31, 2013 has net unrealized gains of $1.8 million.

Gains on loans sold in the secondary market decreased from $2.4 million in 2012 to $1.4 million in 2013, a decrease of $1.0 million, or 40.7%. These gains were primarily from residential mortgage loans sold in the secondary market and are included in gains from sales of loans in noninterest income. Although the low interest rate environment continued to generate strong refinance business in the first half of 2013, movement upwards in the interest rate yield curve during the last two quarters of 2013 reduced origination and refinance activity. Additionally, we chose to hold more mortgage loans on our balance sheet rather than sell them into the secondary market in 2013, thus not recording a gain on sale.

Noninterest income in 2012 was positively impacted by a $0.6 million net gain on the sale of vacant land located adjacent to one of our branches in the Green Bay region, a $0.8 million net gain from the sale of four of our branches in central Wisconsin, and an increase of $0.5 million in life insurance death benefit, events that were not recurring in 2013.

Noninterest Expense

Table 4: Noninterest Expense

	Noninterest Expense Years Ended December 31,
	2013	2012	% Change
Salaries and employee benefits	$16,551	$17,016	(2.7)%
Occupancy	1,938	2,259	(14.2)%
Equipment	1,190	1,137	4.7%
Data processing and courier	854	904	(5.5)%
Operation of other real estate properties	969	3,846	(74.8)%
Business development and advertising	592	620	(4.5)%
Charitable contributions	153	49	212.2%
Stationary and supplies	424	516	(17.8)%
Director fees	364	401	(9.2)%
FDIC	699	1,396	(49.9)%
Legal and professional	708	546	29.7%
Loan and collection	224	519	(56.8)%
Other outside services	878	817	7.5%
Other operating	1,758	1,678	4.8%
Total non-interest expense	$27,302	$31,704	(13.9)%

Noninterest expense in 2013 decreased to $27.3 million from $31.7 million in 2012, primarily as a result of a decrease of $2.9 million in expenses related to the operation of other real estate properties (74.8%), a decrease of $0.7 million in FDIC insurance expense (49.9%), and a decrease of $0.3 million in loan and collection costs (56.8%).

Salaries and employee benefits expense is the largest component of noninterest expense, totaling $16.6 million in 2013, a decrease of $0.5 million or 2.7% from 2012. Commissioned salespersons, including financial advisors and mortgage loan originators, are paid a base salary plus commissions. Mortgage commission expense decreased $0.2 million in 2013 due to decreased mortgage origination and refinancing activity and the related decreased mortgage volumes partially offset by financial advisor commissions which increased $0.1 million in 2013. The number of full-time equivalent employees decreased from 266 in 2012 to 258 in 2013 primarily due to the closure of three branches in 2013. In 2013 our financial results met our targeted performance levels and management cash incentive bonuses of $0.5 million were earned. This reflected a modest increase compared to management cash incentive bonuses of $0.4 million earned in 2012.

Costs associated the Bank’s Supplemental Executive Retirement Plan (“SERP Plan”), which is intended to provide deferred compensation in excess of that available under our other retirement programs to certain management and highly-compensated employees who have contributed and are expected to continue to contribute to our success, were $0.2 million for 2013, consistent with 2012. No Bank contributions were made to the SERP Plan in 2013 or 2012.

Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. Health insurance costs are expected to increase in 2014 due to increases in health insurance premiums. Benefit expense was consistent with 2012 and included incentive compensation costs for 2013 of $0.9 million, which includes $0.3 million related to the Equity Incentive Plan. In March 2013 and April 2012, grants of restricted stock units and stock options were made under the plan. 401K safe harbor contributions of $0.3 million were made in 2013 and $0.4 million in 2012. In addition, a 401K 1% matching contribution of $0.1 million was made in 2013. There were no end-of-year 401K contributions made in 2013 or 2012.

Net occupancy expense decreased to $1.9 million in 2013 compared to $2.3 million in 2012. Positively impacting net occupancy expense in 2013 was the sale of four branches in September 2012, which will continue to reduce operating expenses as we will no longer be responsible for the costs of maintaining those branches, and the closure of the three other branches in 2013.

Data processing and courier expense was consistent at $0.9 million in 2013 and 2012. Management estimates that data processing expense should decrease in the future as a result of volume-related decreases in both the number of transactions and the number of loan/deposit accounts resulting from the sale of four branches in September 2012 and sale of deposits in 2013.

Income from other real estate is netted against related expenses in the determination of operation of other real estate properties. These properties reflected a net expense from the operation of such real estate of $1.0 million in 2013 compared to $3.8 million in 2012, a decrease of $2.8 million, or 74.8%. Provision for valuation reductions of foreclosed properties obtained by us in collection efforts were charged to 2013 operations in the amount of $0.9 million, reflecting a decline in estimated market values of properties based on appraisals and other evaluation means. This compared to a $3.3 million provision for such valuations in 2012. Significant efforts were made to further reduce the balances of our foreclosed properties. A net gain of $0.2 million was recognized on the sale of foreclosed properties in 2013 compared to a net gain of $0.1 million in 2012.

FDIC insurance premiums decreased to $0.7 million for 2013 from $1.4 million for the same period a year ago, a decrease of $0.7 million, or 49.9%.The decrease in FDIC insurance premiums in 2013 compared to 2012 was primarily related to a decrease in the assessment rate.

Loan and collection expenses were $0.2 million in 2013 compared to $0.5 million in 2012. This is primarily related to costs on loans that are in the collection process that have not been transferred to foreclosed properties and includes costs incurred for property management fees, real estate taxes, insurance and operating expenses. We continue to outsource a portion of our legal services deemed appropriate in resolving nonperforming loans, as well as utilizing our internal legal staff. These external legal costs totaled $0.1 million in 2013 compared to $0.2 million in 2012 as the volume of nonperforming loans declined further in 2013.

Provision for Income Taxes

Income tax expense totaled $3.3 million in 2013 on pre-tax income of $11.3 million (for an effective tax rate of 29.3%), compared to income tax expense of $1.5 million in 2012 on pre-tax income of $9.1 million (for an effective tax rate of 16.3%). The lower effective tax rate in 2012 compared to 2013 reflected a tax valuation reserve reversal of $0.7 million related to deferred tax assets in 2012.

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

2012 compared to 2011

Net Interest Income

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $32.4 million for 2012, compared to $32.5 million for 2011. Net interest income in both 2012 and 2011 was negatively impacted by the high level of nonperforming loans for which interest income is not recognized. Nonperforming loans decreased $5.1 million (26.2%) from the end of 2011 to the end of 2012. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.1 million for both 2012 and 2011 resulted in a tax-equivalent net interest income of $33.5 million and $33.6 million, respectively. The net interest margin for 2012 was 3.53% compared to 3.55% in 2011 and the interest rate spread for 2012 was 3.43% compared to 3.44% in 2011. The return on interest-earning assets declined 31 bp while the cost of interest-bearing liabilities declined 30 bp in 2012.

As shown in the rate/volume analysis in Table 2 above, volume changes resulted in a $0.7 million increase to tax-equivalent net interest income in 2012. The changes in the composition of earning assets resulted in a $0.1 million decrease to tax equivalent interest income in 2012 offset by a $0.8 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $2.8 million but were partially offset by rate changes on interest-bearing liabilities that decreased interest expense by $2.0 million, for a net decrease of $0.8 million in net interest income due to changes in interest rates.

For 2012, the yield on earning assets declined to 4.25% from 4.56% in 2011, which was the combined effect of a decrease of 31 bps in the loan yield, a 36 bp decline in the yield on tax-exempt securities, a 1 bp decrease in the yield on money market instruments, and a 37 bp decline in yields on U.S. government sponsored agencies. The average loan yield was 5.04% in 2012 and 5.35% in 2011. The decline in loan yields reflected lower yields received on new loan originations.

For 2012, the cost of interest-bearing liabilities decreased by 30 bps from 1.12% in 2011, to 0.82%. The combined average cost of interest-bearing deposits was 0.62%, down 34 bps from 2011, primarily resulting from the continued low short-term interest rate environment during 2012. Also contributing to the decrease was the cost of wholesale funding, comprising repurchase agreements (down 8 bps to 0.22%). Partially offsetting the decrease were increases in costs of FHLB advances (up 6 bps to 1.93%) and subordinated debentures (up 16 bps to 1.85%). The cost of Convertible Notes remained constant at 10.37%. During 2012, $15.0 million of FHLB borrowings with a weighted average rate of 1.63% matured and were paid off, thus resulting in an increase in cost of FHLB advances for the year as the remaining advances outstanding carried higher rates.

Average earning assets were $947.6 million in 2012, compared to $946.1 million in 2011. Average loans outstanding declined 1.0% to $623.7 million in 2012 from $629.8 million in 2011. Average loans to average total assets decreased to 60.0% in 2012 from 60.5% in 2011. For 2012, tax-equivalent interest income on loans decreased $2.3 million, of which $0.3 million related to the decline in average outstanding balances and $2.0 million was due to the lower loan yields. Average balances of securities and short-term investments increased $7.6 million (2.4%) in 2012 versus 2011. Tax-equivalent interest income on securities and short-term investments increased $0.2 million from volume changes, and decreased $0.9 million from the impact of the rate environment, for a net decrease of $0.7 million in tax-equivalent interest income on securities in our investment portfolio and our short-term investments.

Average interest-bearing liabilities decreased $27.6 million in 2012 from 2011 levels, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less noninterest earning assets) increased $25.5 million during the same period. The increase in net free funds is primarily attributable to an increase in demand deposits. Average demand deposits increased by $18.4 million, or 19.1%. Average interest-bearing deposits declined $20.0 million, or 2.7% during 2012 to $724.7 million. This decline resulted from a decrease in time deposits partially offset by increases in savings deposits and interest-bearing demand deposits. Interest expense on interest-bearing deposits decreased $0.7 million from the volume and mix changes and $2.0 million from impact of lower rate during 2012, resulting in an aggregate decrease of $2.7 million in interest expense on interest-bearing deposits for the year. Average wholesale-funding sources decreased by $7.6 million during 2012 primarily due to the reduction in FHLB borrowings. For 2012, interest expense on wholesale funding sources decreased by $0.1 million from 2011 due to declining interest rates and reductions in average outstanding balances.

Provision for Loan Losses

Net loan charge-offs for the year ended December 31, 2012 were $6.9 million compared to net charge-offs of $5.9 million for 2011. Net charge-offs to average loans were 1.11% for 2012 compared to 0.94% in 2011. Although net charge-offs increased, nonperforming loans decreased by $5.1 million (26.2%), to $14.4 million at December 31, 2012, from $19.5 million at December 31, 2011. Refer to the “Balance Sheet Analysis - Risk Management and the Allowance for Loan Losses” and “Balance Sheet Analysis - Nonperforming Loans and Other Real Estate Owned” sections below for more information related to nonperforming loans.

PFLL for the year ended December 31, 2012 was $5.4 million compared to $5.1 million for the same period in 2011.

Noninterest Income

Fees for fiduciary services, service charges on deposit accounts, finance services income, gains from the sales of loans, gains from the sale of branches and deposits, and gains from the sale of securities, were the primary components of noninterest income in 2012. Total noninterest income for 2012 was $13.8 million, a $3.8 million or 38.0% increase from $10.0 million in 2011. This increase was due primarily to a $0.9 million increase in gains from the sale of loans, a $1.5 million increase in net gains from the sale of securities, a $0.8 million net gain on the sale of branches, and a $0.6 million increase in net gains on sale of premises and equipment, including premises and equipment held for sale. The noninterest income to average assets ratio was 1.33% for the year ended December 31, 2012 compared to 0.96% for the same period in 2011.

Gains of $2.2 million from the sale of securities in our investment portfolio were realized in 2012 compared to $0.7 million of such gains in 2011. These gains were available due to the low interest rate environment and the sales allowed us to reposition our investment portfolio to take advantage of increased credit-related spreads and to provide additional cash for potential business opportunities that were considered. Our securities portfolio at December 31, 2012 had net unrealized gains of $8.7 million.

Gains on loans sold in the secondary market increased from $1.5 million in 2011 to $2.4 million in 2012, an increase of $0.9 million, or 61.3%. These gains were primarily from residential mortgage loans sold in the secondary market and are included in gains from sales of loans in noninterest income. Also, positively impacting the gain on sale of loans was an increase of $0.2 million in new mortgage servicing rights on loans sold in the secondary market with servicing rights retained.

Noninterest income in 2012 was further positively impacted by a $0.1 million (9.6%) increase in fees from fiduciary services, from $0.9 million in 2011 to $1.0 million in 2012, a $0.6 million net gain on the sale of vacant land located adjacent to one of our branches in the Green Bay region, a $0.8 million net gain from the sale of four of our branches in central Wisconsin, and an increase of $0.2 million in life insurance death benefit.

Noninterest Expense

Noninterest expense in 2012 increased to $31.7 million from $31.6 million in 2011, for an increase of $0.1 million (0.2%), primarily as a result of an increase in expenses related to the operation of foreclosed properties partially offset by a decrease in FDIC insurance expense.

Salaries and employee benefits expense is the largest component of noninterest expense, totaling $17.0 million in 2012, a decrease of $0.2 million or 1.0% from 2011. Commissioned salespersons, including financial advisors and mortgage loan originators, are paid a base salary plus commissions. Mortgage commission expense increased $0.1 million in 2012 due to increased mortgage refinancing activity and the related increased mortgage volumes. Financial advisor commissions in 2012 were consistent with 2011 levels. The number of full-time equivalent employees decreased from 298 in 2011 to 266 in 2012 primarily due to the sale of four branches in Waupaca County. In 2012 our financial results met our targeted performance levels and management cash incentive bonuses of $0.4 million were earned. This is consistent with management cash incentive bonuses earned in 2011.

Also contributing to the change in salary and employee benefits were lower expenses related to the Bank’s SERP Plan. Net costs associated with the Plan were $0.2 million for 2012 compared to less than $0.1 million for 2011, due to an increase in the earnings on investment balances. No Bank contributions to the Plan were made in 2012 and 2011.

Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. Benefit expense was up $0.2 million from 2011 due, in part, to an increase of $0.1 million in group health insurance costs. Also impacting the increase was a $0.1 million increase in incentive compensation costs. Total incentive compensation costs for 2012 were $0.8 million, which includes $0.2 million related to the Equity Incentive Plan. In April 2012 and March of 2011, grants of restricted stock units and stock options were made under that plan. In addition, 401K safe harbor contributions of $0.4 million were made in 2012 and 2011. There were no matching or end-of-year 401K contributions made in 2012 or 2011.

Net occupancy expense was unchanged at $2.3 million in 2012 and 2011. The full impact of the sale of four branches in September 2012 was not realized until 2013, but is expected to reduce operating expenses as we will no longer be responsible for the costs of maintaining those branches.

Data processing and courier expense was $0.9 million in 2012 compared to $0.8 million in 2011. The data processing and courier expense savings resulting from the sale of the four branches in September 2012 did not begin to be realized until 2013.

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

A $0.1 million provision for impairment loss on letters of credit, related to a liability for our exposure on a specific standby letter of credit that supported secondary market financing on behalf of the borrower, was recognized in 2011. During the second quarter of 2012, collateral securing the impaired letter of credit was sold and the related valuation reserve was reduced to zero.

FDIC insurance premiums decreased to $1.4 million for 2012 from $2.4 million for the same period a year ago, a decrease of $1.0 million, or 42.6%, primarily resulting from a change in the method by which the assessment rate is determined, which became effective on April 1, 2011, as well as an improvement in the regulatory standing of the Bank.

Loan and collection expenses were $0.5 million in 2012 compared to $0.8 million in 2011. This primarily related to costs on loans that were in the collection process that have not been transferred to foreclosed properties and includes costs incurred for property management fees, real estate taxes, insurance and operating expenses. External legal costs associated with such collection efforts totaled $0.2 million in 2012 compared to $0.1 million in 2011.

Costs related to other outside services totaled $0.8 million in 2012, $0.1 million more than in 2011. The primary reason for the increase of $0.1 million was increased outsourcing expenses related to various activities, including trust processing services and executive compensation consulting.

Provision for Income Taxes

Income tax expense totaled $1.5 million in 2012 on pre-tax income of $9.1 million (for an effective tax rate of 16.3%), compared to income tax expense of $1.4 million in 2011 on pre-tax income of $6.0 million (for an effective tax rate of 23.6%). The lower effective tax rate in 2012 compared to 2011 reflected a tax valuation reserve reversal of $0.7 million related to deferred tax assets.

See Note 1, “Nature of Business and Summary of Significant Accounting Policies” and Note 16, “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income tax accounting.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding increased from $595.5 million at December 31, 2012 to $618.0 million at December 31, 2013, a 3.8% increase year over year. This follows a 5.6% decrease between December 31, 2011 and December 31, 2012.

Table 5 summarizes the composition (mix) of the loan portfolio at December 31 for the most recent five fiscal years:

Table 5: Loan Composition

	As of December 31, (dollars in thousands)
	2013		2012		2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Amount of loans by type

Real estate-mortgage
Commercial	$287,815	46.6%	$291,992	49.0%	$317,198	50.3%	$344,263	54.7%	$353,110	54.2%
1-4 Family residential	142,398	23.0	127,315	21.4	143,456	22.7	129,449	20.6	124,830	19.2
Construction	36,948	6.0	40,901	6.9	53,606	8.5	55,467	8.8	62,827	9.6
Commercial, financial and agricultural	125,290	20.3	108,890	18.3	91,750	14.6	73,928	11.7	83,674	12.8

Consumer installment	6,495	1.1	7,882	1.3	8,809	1.4	10,225	1.6	11,804	1.8
Tax exempt loans	19,435	3.1	18,970	3.2	16,577	2.6	16,892	2.7	16,009	2.5
Less: deferred fees, net of costs	(421)	(0.1)	(417)	(0.1)	(381)	(0.1)	(333)	(0.1)	(360)	(0.1)
Total loans (net of unearned income)	$617,960	100.0%	$595,533	100.0%	$631,015	100.0%	$629,891	100.0%	$651,894	100.0%

Commercial real estate loans secured by farmland, multifamily property, and nonfarm/non-residential real estate property totaled $287.8 million at year-end 2013 comprising 46.6% of the loan portfolio. Loans of this type are mainly for business property, multifamily property and community purpose property. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on our borrowers’ operations. Many times, we will take additional real estate collateral to further secure the overall lending relationship. A decline in the tourism industry, or other economic effects, such as increased interest rates affecting demand for real estate, could affect both our lending opportunities in this area and the value of our collateral for these loans.

Commercial, financial and agricultural loans not secured by real estate totaled $125.3 million at year-end 2013, an increase of $16.4 million or 15.1% since year-end 2012 due to increased loan originations, primarily purchased loan participations with other financial institutions and in the syndicated loan market. This category of loans has been an area of emphasis as we attempt to attain loan growth and look to further reduce our exposure in commercial real estate loans. The commercial, financial and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie and Kewaunee Counties of Wisconsin. The origination of new commercial and commercial real estate loans was primarily from our market area in Brown County. Growth in tourism-related business in Door County improved in 2013 and 2012 compared to the previous five years, however not at the higher growth levels experienced in years prior to 2006. The credit risk related to these loans is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on borrowers’ operations.

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

Real estate construction loans declined $4.0 million or 9.7% to $36.9 million at December 31, 2013 from $40.9 million at December 31, 2012. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. Real estate construction loans are generally made to developers who are well known to us, have prior experience with us and are well capitalized. Construction projects undertaken by these developers are carefully reviewed by us to assess their economic feasibility. The credit risk related to real estate construction loans is generally limited to specific geographic areas, but it is also influenced by general economic conditions. We attempt to control the credit risk on these types of loans by making loans to developers in familiar markets, reviewing the merits of the individual project, controlling loan structure and monitoring project progress and advances of construction proceeds.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to multiple borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. We have identified certain industry groups within our market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development that represent concentrations in our portfolio. At December 31, 2013, one industry group concentration existed in our loans that exceeded 10% of total loans; loans on non-residential real estate rental properties located throughout our market area totaled $75.5 million or 12.2% of total loans at December 31, 2013. This compares to $70.9 million or 11.9% at December 31, 2012.

At the end of 2013, residential real estate mortgage loans totaled $142.4 million and comprised 23.0% of the loan portfolio. These loans increased $15.1 million or 11.9% during 2013 due to our strategy to hold more of the first mortgages originated on our balance sheet rather than sell them into the secondary market as in prior years. The largest increase occurred in our first lien residential mortgage loans, which increased $14.7 million. Home equity loans accounted for an increase of $1.1 million. Our product offerings include mortgages that will be recorded on our balance sheet rather than sold in the secondary market. Residential real estate loans consist of conventional fixed-rate home mortgages, adjustable indexed variable rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas we serve. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan-to-value ratio exceeds these limits.

We offer indexed adjustable-rate mortgage loans based upon market demands. At year-end 2013, those loans totaled $39.1 million, an increase of $13.4 million over 2012. Adjustable rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year (the “index”), plus an additional spread of up to 2.75%. Interest rates on indexed mortgage loans are adjusted, up or down, on predetermined dates fixed by contract, in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date. Adjustable rate mortgage loans have an initial rate-lock period, ranging from one to five years, during which time the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps that vary by product type. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently capped at 6% above the original mortgage loan interest rate. We do not originate sub-prime loans.

We also offer loans that are not retained on our balance sheet. We participate in a fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. These loans are sold in the secondary market without recourse and we retain servicing rights. During 2013, sales of these loans totaled $30.1 million compared to $60.5 million during 2012. In addition, we also offer fixed rate mortgages through participation in fixed rate mortgage programs with private investors. These loans also are sold in the secondary market without recourse with servicing rights released to the buyer. In 2013, we sold $64.5 million in mortgage loans through the secondary market programs, including FHLMC compared to $115.7 million in 2012. When we sell mortgage loans in the secondary market, we make representations and warranties to the purchasers about various characteristics of each loan, including the underwriting standards applied and the documentation being provided. Failure to comply with the requirements established by the purchaser of the loan may result in us having to repurchase the loan. There have not been any material instances where we were required to repurchase loans.

Installment loans to individuals totaled $6.5 million, or 1.1%, of the total loan portfolio at December 31, 2013, compared to $7.9 million, or 1.3%, at December 31, 2012. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas we serve. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Reviewing the creditworthiness of the borrowers, as well as taking the appropriate collateral and guaranty positions on such loans, primarily controls credit risk.

Tax exempt loans totaled $19.4 million at December 31, 2013 compared to $19.0 million at year-end 2012. Tax exempt loans are short or long-term loans to municipalities and other tax exempt entities. The proceeds of these loans are collateralized by the backing of the corresponding taxing authority and can be used for general municipal purposes or revenue producing projects.

Table 6 details expected maturities by loan purpose as of December 31, 2013. Those loans with expected maturities over one year are further scheduled by fixed rate or variable rate interest sensitivity.

Table 6: Loan Maturity and Interest Rate Sensitivity

	Maturity
December 31, 2013	Within 1 Year	1-5 Years	After 5 Years	Total
	(dollars in thousands)
Loans secured primarily by real estate:
Residential	$35,341	$28,265	$78,792	$142,398
Construction	24,244	11,774	930	36,948
Commercial (1)	73,846	166,759	46,789	287,394
Commercial, financial and agricultural	31,528	60,616	33,146	125,290
Tax-exempt	2,532	3,911	12,992	19,435
Consumer	3,101	2,677	717	6,495
Total	$170,592	$274,002	$173,366	$617,960

	Interest sensitivity
	Fixed rate	Variable rate
Due after one year	$284,645	$162,723

(1) Commercial loans have been adjusted for deferred fees, net of costs.

Critical factors in the overall management of credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, allowance to provide for anticipated loan losses, and nonaccrual and charge-off policies.

Risk Management and the Allowance for Loan Losses

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we set aside an allowance for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as PFLL. See “Statement of Operations Analysis - Provision For Loan Losses” above. We attempt to control, monitor and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending, and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

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

We have two other major components of the ALL that do not pertain to specific loans: “General Reserves – Historical” and “General Reserves – Other.” We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular categories, analyzed as a group. As it relates to the historical loss component, we use the historical loss look-back period of the average eight and twelve quarters. We believe using the average of the eight and twelve quarters for historical charge-off factors enables the model to provide a reflection of the recent economic times. We determine General Reserves – Other by taking into account other factors, such as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values. By nature, our general reserve changes with our fluid lending environment and the overall economic environment in which we lend. As such, we are continually attempting to enhance this portion of the allocation process to reflect anticipated losses in our portfolio driven by these changing factors. Economic statistics, specifically unemployment and inflation rates for national, state and local markets are monitored and factored into the allocation to address repayment risk. Further identification and management of portfolio concentration risks, both by loan category and by specific markets, is reflected in the general allocation component.

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

Table 7: Quarterly Allowance for Loan Loss Components

	12/31/13	09/30/13	6/30/13	3/31/13	12/31/12
	(dollars in thousands)
Component 1 – Specific credit reserve	$642	$669	$1,492	$290	$1,340
Component 2 – General reserves	6,261	7,151	7,316	7,597	7,537
Unallocated	755	75	15	426	288
Allowance for Loan Losses	$7,658	$7,895	$8,823	$8,313	$9,165

Management believes the ALL is at an appropriate level to absorb probable and inherent losses in the loan portfolio at December 31, 2013 and while the model determines the ALL in components, the entire ALL is available to cover any loss within the loan portfolio. The unallocated portion of the ALL of $0.8 million at December 31, 2013 is due to the subjective nature of the model. Management believes the total ALL at December 31, 2013 is appropriate based on the risk profile of the related loan portfolio. Management continues to monitor our model results and will make necessary changes in the future when deemed necessary.

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

As Table 8 indicates, the ALL at December 31, 2013 was $7.7 million compared to $9.2 million at December 31, 2012. Loans increased 3.8% in 2013, while the allowance as a percent of gross loans decreased to 1.24% from 1.54% at year-end 2012. Net loan charge-offs decreased in 2013 to $2.9 million from $6.9 million in 2012. Net commercial real estate loan charge-offs represented 64.1% of the total net charge-offs for 2013 versus 65.5% for 2012, while commercial, financial and agriculture loan net charge-offs represented 16.7% of the total net charge-offs for 2013 versus 5.9% for 2012. Net residential real estate charge-offs represented 15.6% of total net charge-offs for 2013 versus 16.6% for 2012. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 8: Loan Loss Experience

	Years Ended December 31, (Dollars in thousands)
	2013		2012		2011		2010		2009

Daily average amount of loans	$601,228		$623,685		$629,759		$642,312		$699,091
Loans, end of period	$617,960		$595,533		$631,015		$629,891		$651,894

ALL, at beginning of year	$9,165		$10,638		$11,502		$9,600		$13,561
Loans charged off:
Real estate, residential	552		1,216		1,903		156		2,297
Real estate, construction	93		781		373		1,837		647
Real estate, commercial	2,132		5,075		3,499		5,443		3,766
Commercial, financial and agricultural	758		492		625		1,030		4,135
Consumer installment	55		108		223		123		413

Total loans charged off	3,590		7,672		6,623		8,589		11,258

Recoveries of loans previously charged off:
Real estate, residential	100		74		12		207		24
Real estate, construction	15		25		59		4		238
Real estate, commercial	269		557		103		1,316		149
Commercial, financial and agricultural	272		87		482		1,553		355
Consumer installment	27		31		53		61		31

Total loans recovered	683		774		709		3,141		797
Net loans charged off (“NCOs”)	2,907		6,898		5,914		5,448		10,461
Additions to ALL charged to operations	1,400		5,425		5,050		7,350		6,500
ALL, at end of year	$7,658		$9,165		$10,638		$11,502		$9,600

Ratio of NCOs during period to average loans outstanding	0.48%		1.11%		0.94%		0.85%		1.50%
Ratio of ALL to NCOs	2.63	X	1.33	X	1.80	X	2.11	X	0.92	X
Ratio of ALL to total loans end of period	1.24%		1.54%		1.69%		1.83%		1.47%

Table 9 shows the amount of the ALL by loan class on the dates indicated. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more risk of loss associated with them will have a proportionally larger amount of the ALL allocated to them than do loans that have historically less risk of loss.

Table 9: Allowance for Loan Losses by Loan Class

	As of December 31, (dollars in thousands)
	2013		2012		2011		2010		2009
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial, financial & agricultural	$663	20.3%	$678	18.3%	$770	14.6%	$1,189	11.7%	$1,496	12.8%
Commercial real estate	4,431	46.5	5,787	18.9	5,467	50.2	6,355	54.6	4,558	54.2
Real estate
Construction	372	6.0	628	6.9	1,231	8.5	1,424	8.8	1,184	9.6
Residential	1,373	23.0	1,682	21.4	1,995	22.7	2,103	20.6	1,453	19.1
Consumer installment	64	1.1	102	1.3	161	1.4	391	1.6	375	1.8
Tax exempt	—	3.1	—	3.2	—	2.6	—	2.7	—	2.5
Not specifically allocated	755		288		1,014		40		534
Total allowance	$7,658	100.0%	$9,165	100.0%	$10,638	100.0%	$11,502	100.0%	$9,600	100.0%

Nonperforming Loans and Other Real Estate Owned

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

Table 10: Nonperforming Loans and Other Real Estate Owned

	December 31, (dollars in thousands)
	2013	2012	2011	2010	2009

Nonaccrual loans	$6,403	$10,724	$15,242	$15,877	$23,247
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans, non-accruing	255	3,724	4,341	623	3,343
Total nonperforming loans (“NPLs”)	6,658	14,448	19,583	16,500	26,590
Other real estate owned, net	6,298	10,476	12,119	15,952	14,995
Total nonperforming assets (“NPAs”)	$12,956	$24,924	$31,702	$32,452	$41,585

Ratios:
NPLs to total loans	1.08%	2.42%	3.10%	2.62%	4.08%
NPAs to total assets	1.30%	2.44%	2.92%	3.08%	3.98%
ALL to NPLs	115.02%	63.44%	54.32%	69.71%	36.10%

Nonperforming loans at December 31, 2013 were $6.7 million compared to $14.4 million at December 31, 2012. Nonperforming loans decreased $7.7 million, or 53.9% from December 31, 2012. Management believes collateral is currently sufficient to recover the net carrying value of those loans in the event of foreclosure or repossession, and has aggressively charged off collateral deficiencies. Our assessment is based on recent appraisals, professional market valuations and/or sales agreements with respect to each of the properties. Management is continually monitoring these relationships and in the event facts and circumstances change, additional PFLLs may be necessary.

Table 11: Quarterly Nonaccrual and Restructured Loans

	Quarters Ended (dollars in thousands)
	12/31/13	09/30/13	06/30/13	03/31/13	12/31/12

Nonaccrual loans	$6,403	$6,215	$8,231	$8,499	$10,724
Restructured loans, non-accruing	255	299	114	140	3,724
Total nonperforming loans	$6,658	$6,514	$8,345	$8,639	$14,448

Restructured loans, accruing interest	$9,009	$9,020	$3,959	$3,267	$3,931

As of December 31, 2013, loans in the restructured loans accruing category were $9.0 million, an increase of $5.1 million, or 129.2%, from December 31, 2012. During 2013, $6.9 million in loans were transferred to TDR status, $0.3 million in loans were transferred out of TDR accruing status to nonaccrual, $1.4 million in loans were transferred out of TDR accruing status due to compliance with restructured terms, and $0.1 million in principal payments were received on TDR accruing loans.

Loans in the restructured non-accrual category decreased $3.4 million, or 93.2%, from $3.7 million at December 31, 2012 to $0.3 million at December 31, 2013. The major reasons for the changes were decreases due to principal payments ($3.1 million) and charge-offs ($0.6 million), partially offset by transfers from TDR accruing ($0.3million).

Table 12: 30-89 Days Past Due Loans

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	12/31/13	09/30/13	06/30/13	03/31/13	12/31/12
Total secured by real estate	$1,039	$2,621	$3,346	$4,290	$2,333
Commercial and industrial loans	15	707	700	699	903
Loans to individuals	26	16	24	39	29
All other loans	—	—	—	—	—
Total	$1,080	$3,344	$4,070	$5,028	$3,265

Percent of total loans	0.17%	0.55%	0.68%	0.85%	0.55%

As indicated above, loan balances 30 to 89 days past due have decreased by $2.2 million since December 31, 2012.

Table 13: Foregone Loan Interest

The following table shows, for those loans accounted for on a nonaccrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

	Years ended December 31, (dollars in thousands)
	2013	2012	2011

Interest income in accordance with original terms	$276	$573	$1,250
Interest income recognized	—	(110)	(98)
Reduction in interest income	$276	$463	$1,152

Table 14: Other Real Estate Properties Summary

Other real estate properties, which represent properties that we acquired through foreclosure or in satisfaction of debt or bank facilities no longer in use, totaled $6.3 million at December 31, 2013. This compared to $10.5 million at year-end 2012. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Activity for other real estate properties for 2013, 2012 and 2011, including costs of operation are shown below:

	Years ended December 31, (dollars in thousands)
	2013	2012	2011

Income from operation of other real estate properties	$—	$329	$391
Expense from operation of other real estate properties	(1,395)	(4,369)	(2,736)
Net gains from sale of other real estate properties	426	194	205

Cost of operation and sale of other real estate properties	$(969)	$(3,846)	$(2,140)

Investment Portfolio

Our investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and earning potential.

Table 15: Investment Portfolio

	December 31, (dollars in thousands)
	2013	2012	2011

Securities Available for Sale (“AFS”):
U.S. Treasury and U.S. government sponsored agency securities	$3,014	$2,008	$14,089
Obligations of states and political subdivisions	56,630	54,833	53,638
Mortgage-backed securities	149,985	164,792	191,343
Asset-backed securities	3,782	4,406	5,288
Private placement and corporate bonds	3,520	5,629	12,070
Other equity securities	1,905	1,654	1,654
Total AFS amortized cost	$218,836	$233,322	$278,082
Total AFS fair value and carrying value	$220,608	$242,019	$284,331

Securities Held to Maturity (“HTM”):
Obligations of states and political subdivisions	$10,275	$—	$—
Total HTM amortized cost and carrying value	10,275	—	—
Total HTM fair value	10,275	—	—

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

During 2013, securities with a fair value of $6.4 million were sold and $53.8 million of other securities were purchased. Gains of $0.6 million were realized on the sale of securities in 2013.

Table 16: Securities Portfolio Maturity Distribution (dollars in thousands, rates on a tax-equivalent basis)

	Securities AFS – maturity distribution and weighted average yield at December 31, 2013
	Within one year		After one year but Within five years		After five years but Within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government-sponsored agency securities	$—	—%	$—	—%	$2,964	2.38%	$—	—%	$2,964	2.38%
Mortgage-backed securities	9,775	5.04	102,097	2.83	32,348	2.47	5,665	2.05	149,885	2.87
Asset-backed securities	—	—	2,793	1.26	—	—	957	1.71	3,750	1.37
Obligations of states and political subdivisions	920	2.18	19,850	3.43	36,711	3.78	1,188	4.21	58,669	3.64
Private placement and corporate bonds	—	—	—	—	—	—	3,435	5.90	3,435	5.90
Other securities	1,905	5.32	—	—	—	—	—	—	1,905	5.32
Total carrying value	$12,600	4.88%	$124,740	2.80%	$72,023	3.13%	$11,245	3.43%	$220,608	3.06%

Securities HTM – maturity distribution and weighted average yield at December 31, 2013
Mortgage-backed securities	$—	—%	$—	—%	$10,275	2.67%	$—	—%	$10,275	2.67%

Average securities balances totaled $241.2 million in 2013 compared with $269.2 million in 2012. In 2013, average taxable securities comprised approximately 75.5% of the total average investments compared to 78.2% in 2012.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate.

During 2013, we hired a third party valuation firm to determine an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as our net worth, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation ranges obtained from that firm exceeded the carrying value including goodwill, step one of the impairment test established under generally accepted accounting principles was met and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2013, the valuation exceeded the carrying value by a range of 41% to 52%. As of December 31, 2013, there are no conditions that would require goodwill impairment to be reevaluated.

Deposits

Deposits are our largest source of funds. Average total deposits for 2013 were $758.3 million, a decrease of 9.7% from 2012. At December 31, 2013, deposits totaled $744.2 million, a decrease of $61.8 million (7.7%) from $806.0 million at December 31, 2012. In November 2013, $15.6 million in deposits were sold in conjunction with the closure of two branches. Additionally, brokered deposits of $19.6 million and $2.6 million of deposits obtained in previous years by utilizing a national deposit listing service that matured in 2013 were not renewed. We also saw a customer preference towards money market deposits as customers moved out of time deposits. Average brokered certificates of deposit decreased $21.7 million (50.2%) between 2012 and 2013 and total brokered deposits decreased $24.7 million to $11.5 million at year-end 2013 from $36.2 million at December 31, 2012. The reliance on brokered certificates of deposit as a noncore source of funding decreased as loan demand declined and less expensive sources of wholesale funds became available during 2013. From a liquidity standpoint, those funds were not necessary as our cash position was sufficient to pay time deposits as they matured and otherwise provided us with liquidity for our operations. Management views brokered certificates of deposits as a stable source of funds. If liquidity concerns arise, we believe (but cannot be assured) that we have alternative sources of funds, such as lines with correspondent banks and borrowing arrangements with the FHLB. Typically, overall deposit balances for the first six months of the year tend to decline slightly as a result of the seasonality of our customer base, as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.

Table 17: Average Deposits Distribution

	For the year ended December 31, (dollars in thousands)
	2013			2012			2011
	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate

Noninterest-bearing demand deposits	$125,498	16.6%	0.0%	$114,787	13.7%	0.0%	$96,385	11.5%	0.0%
Interest-bearing demand deposits	133,452	17.6	0.1	139,011	16.6	0.2	131,509	15.6	0.3
Savings deposits (excluding brokered deposits)	298,933	39.4	0.1	310,298	37.0	0.2	291,132	34.6	0.5
Other time deposits (excluding brokered deposits)	127,850	16.9	0.8	147,559	17.5	1.8	184,156	21.9	1.57
Time deposits $100,000 and over (excluding brokered deposits)	51,039	6.7	1.0	84,599	10.1	1.3	89,988	10.7	1.57
Brokered deposits	21,544	2.8	1.8	43,238	5.1	2.1	47,957	5.7	1.78
Total deposits	$758,316	100.0%		$839,492	100.0%		$841,127	100.0%

Table 18: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2013 (dollars in thousands)
	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$8,205	$2,192	$10,397
Over three months through six months	3,356	416	3,772
Over six months through twelve months	15,015	1,284	16,299
Over twelve months	13,264	1,195	14,459
Total	$39,840	$5,087	$44,927

As shown in Table 17, noninterest bearing demand deposits in 2013 averaged $125.5 million, up 9.3% from $114.8 million in 2012. This $10.7 million increase reflects the shift from time deposits to transactional accounts due to the continued low interest rate environment. As of December 31, 2013, noninterest-bearing demand deposits totaled $127.9 million compared to $132.5 million at year-end 2012.

Interest-bearing deposits generally consist of interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). In 2013, interest-bearing deposits averaged $632.8 million, a decrease of 12.7% from 2012. Average balances of NOW accounts, savings deposits and money market accounts decreased $16.9 million (3.8%) as a result of customer preference in a low interest rate environment. During the same period, time deposits, including CDs and IRAs (other than brokered time deposits and time deposits over $100,000) decreased on average by $19.7 million (13.4%), primarily in response to customer reaction to aggressive rate declines in national markets. Average time deposits over $100,000, other than brokered time deposits, decreased by $33.6 million (39.7%). These deposits were priced within the framework of our rate structure and did not materially affect the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continue to limit our core deposit growth in these types of deposits. Because of decreased loan demand, we were able to reduce our average brokered deposits by $21.7 million, (50.2%) in 2013 compared to 2012.

In 2014, we will continue to focus on attracting and retaining core deposit accounts and expanding customer deposit relationships by emphasizing customer service and convenience and new product offerings, and competitive pricing. In the event that core deposit growth goals are not accomplished, we will continue to look at other wholesale sources of funds.

Other funding sources

Total other funding sources, including short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, convertible promissory notes and subordinated debentures, were $150.6 million at December 31, 2013, an increase of $33.5 million, (28.7%), from $117.1 million at December 31, 2012. Borrowings from the FHLB are secured by our portfolio of one-to-four family residential first mortgages, home equity loans and lines of credit and eligible investment securities allowing us to use FHLB borrowings for additional funding purposes.

Table 19: Short-term Borrowings

	December 31, (dollars in thousands)
	2013	2012	2011
Securities sold under agreements to repurchase:
Balance end of year	$58,448	$51,568	$47,566
Average amounts outstanding during year	34,728	27,578	26,013
Maximum month-end amounts outstanding	69,902	51,568	47,566
Average interest rates on amounts outstanding at end of year	0.11%	0.35%	0.41%
Average interest rates on amounts outstanding during year	0.23%	0.22%	0.30%

Securities are sold to Bank customers under repurchase agreements at prevailing market rates.

Long-term Debt

On March 31, 2006, we issued $16.1 million of trust preferred securities and $0.5 million of trust common securities issued under the name Baylake Capital Trust II (“the Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.60% at December 31, 2013). The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related subordinated debentures to the Trust. Our obligations under the subordinated debentures include a conditional guarantee by us of the Trust’s obligations under the trust securities issued by the Trust. In addition, under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payments of interest on the Debentures or if certain related defaults occurred. At December 31, 2013 we are current on our interest payments on the Debentures.

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

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, we may redeem the Convertible Notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible at the conversion ratio if conversion has not already occurred. The principal amount of any Convertible Note that has not been converted or redeemed is payable at maturity on June 30, 2017. We are not obligated to register the common stock related to the conversion of the Convertible Notes. In the fourth quarter of 2012, Convertible Notes in the amount of $50,000 were converted to 10,000 shares of common stock at the investor’s option. Subsequent to December 31, 2013, Convertible Notes in the amount of $0.2 million were converted to 40,000 shares of common stock at the investor’s option.

We incurred debt offering issuance costs of $0.2 million in conjunction with the issuance of the Convertible Notes. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which runs through September 30, 2014.

Off-Balance Sheet Arrangements

We do not currently use interest rate contracts (e.g. swaps), forward loan sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of December 31, 2013 and 2012 in the amount of $228.2 million and $245.9 million, respectively. These are further explained in Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

Contractual Obligations

As of December 31, 2013, we were contractually obligated under long-term agreements as follows:

Table 20: Contractual Obligations

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Certificates of deposit and other time deposit obligations	$155,169	$102,464	$50,132	$2,573	$—
Repurchase agreements	58,448	58,448	—	—	—
Subordinated debentures	16,100	—	—	—	16,100
Convertible promissory notes (1)	9,400	4,700	—	4,700	—
FHLB advances	66,700	41,000	17,000	5,200	3,500
Totals	$305,817	$206,612	$67,132	$12,473	$19,600

(1)

One-half of the Convertible Notes are mandatorily convertible to shares of common stock by October 1, 2014. The principal amount of any Convertible Note that has not been converted or redeemed is payable at maturity on June 30, 2017. We expect all notes to convert by September 30, 2014.

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

Maturing investments and investment sales have been a primary source of liquidity at the Bank. Principal payments on investments totaling $48.0 million were received in 2013 and $6.4 million of proceeds were received from investment sales. Offsetting these amounts, $52.0 million in investments were purchased in 2013. At December 31, 2013, the carrying value of investment securities maturing within one year was $12.6 million, or 5.5% of the total investment securities portfolio. This compares to 3.3% of our investment securities with one year or less maturities as of December 31, 2012. At December 31, 2013 and 2012 the mortgage-backed securities portfolio was $160.2 million and $169.1 million, respectively, representing 69.4% and 69.9% of the investment portfolio, respectively. Approximately 8.8%, or $14.1 million, of the mortgage-backed securities outstanding at December 31, 2013 were issued and guaranteed by the Government National Mortgage Associate (“GNMA”), Small Business Administration (“SBA”) or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 76.4%, or $122.4 million, of the mortgage-backed securities outstanding at December 31, 2013 were issued by either the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or FHLB; United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist with agency-backed securities, but only comprised approximately 14.8%, or $23.7 million, of the outstanding mortgage-backed securities at December 31, 2013. We evaluate these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

During February 2012, proceeds of $2.1 million were received from the FHLB under their excess FHLB stock repurchase program that was implemented in 2011. Additional proceeds of $0.6 million and $0.5 million were received in May 2012 and August 2012, respectively, from the stock repurchase program.

During 2013 and 2012, we maintained large balances at the Reserve Bank for liquidity purposes. On average, those balances were $28.6 million in 2013 and $51.2 million in 2012. At year-end 2013, the balance was $53.2 million. We anticipate reducing those balances in 2014.

Deposit growth is another potential source of liquidity for the Bank. As a financing activity reflected in the 2013 Consolidated Statements of Cash Flows, deposit decreases were $61.7 million in 2013. The Bank’s overall average deposit base decreased $61.8 million or 7.7% during 2013. Deposit growth is potentially the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow would require the Bank to develop alternative sources of funds which may not be as liquid and may be potentially a more costly alternative.

Federal funds sold averaged $2.3 million in 2013 compared to $3.3 million in 2012. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically has higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2013, the Bank had $0.1 million federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. At December 31, 2013, the Bank had $170.6 million, or 27.6% of total loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank’s liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand as a need for liquidity will cause us to acquire other sources of funding which could be harder to find and, therefore, more costly to acquire.

Within the classification of short-term borrowings at year-end 2013, securities sold under agreements to repurchase totaled $58.4 million. At December 31, 2013, the Bank had no federal funds purchased. Generally, federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. At December 31, 2013, the Bank had $60.0 million available in the form of federal funds lines. Short-term and long-term FHLB advances are another source of funds, with $66.7 million outstanding at year-end 2013. At December 31, 2013, the Bank had an additional $22.1 million of available FHLB credit.

The Bank’s liquidity resources were sufficient in 2013 to fund the deposit run-off from the sale of the branches, and meet other cash needs as they arose.

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

Capital Resources

Stockholders’ equity at December 31, 2013 increased $0.8 million or 0.8% to $93.9 million, compared to $93.1 million at the end of 2012. Accumulated other comprehensive income decreased to $1.1 million at year-end 2013 versus accumulated other comprehensive income of $5.3 million at year-end 2012. The ratio of stockholders’ equity to assets at December 31, 2013 was 9.42%, compared to 9.10% at year-end 2012.

Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualify as Tier 2 capital. As of December 31, 2013, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 capital. Our convertible promissory notes, which qualify as Tier 2 capital, totaled $9.4 million at the end of 2013.

Cash dividends of $0.22 and $0.08 per share were declared and paid in 2013 and 2012, respectively. In January 2014, we declared a $0.07 per share dividend payable in March 2014.

On May 23, 2013, after review of our capital position, our board of directors approved the Repurchase Program, authorizing us to repurchase up to 400,000 shares of our stock through May 30, 2014. During the second quarter of 2013, 10,000 shares were repurchased under this program. 143,000 shares and 10,000 shares were repurchased under this program during the third and fourth quarters of 2013, respectively. The total shares repurchased during 2013 was 163,000 shares. 237,000 shares may yet be repurchased.

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

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. As of December 31, 2013, our Tier 1 capital ratio was 14.26%, our total capital ratio was 16.71%, and our leverage ratio was 10.48%.

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

We measure our overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the changes in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of an immediate and sustained 100 bp and 200 bp increase in market interest rates or a 100 bp and 200 bp decrease in market rates. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market interest rate movements. The table below presents our projected changes in net interest income for 2014 based on financial data at December 31, 2013, for the various rate shock levels indicated.

Table 21: Net Interest Income Sensitivity Analysis

Potential impact on 2014 consolidated net interest income	Net Interest Income (Dollars in thousands)

	Potential Change in Net Interest Income ($)	Potential Change in Net Interest Income (%)

+ 200 bps	$(1,623)	(5.22)%
+ 100 bps	$(1,262)	(4.06)%
Base
- 100 bps	$(1,013)	(3.26)%
- 200 bps	$(1,812)	(5.83)%

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of December 31, 2013, the Company maintained effective internal control over financial reporting based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Baylake Corp.
Sturgeon Bay, WI

We have audited the accompanying consolidated balance sheets of Baylake Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2013, 2012, and 2011. We also have audited Baylake Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baylake Corp. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Baylake Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

/s/ Baker Tilly Virchow Krause, LLP
Milwaukee, Wisconsin

March 3, 2014

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollar amounts in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$76,179	$109,621
Federal funds sold	63	1,018
Securities held to maturity, at amortized cost	10,275	—
Securities available for sale, at fair value	220,608	242,019
Loans held for sale	1,360	894
Loans, net of allowance of $7,658 and $9,165 at December 31, 2013 and 2012, respectively	610,302	586,368
Cash surrender value of life insurance	23,401	23,061
Premises and equipment, net	19,714	20,818
Premises and equipment held for sale	844	1,068
Federal Home Loan Bank stock	3,598	3,598
Other real estate owned, net	6,298	10,476
Goodwill	6,641	6,641
Deferred income taxes, net	6,636	6,358
Accrued interest receivable	2,506	2,752
Other assets	8,351	9,279
Total Assets	$996,776	$1,023,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$127,940	$132,477
Interest-bearing	616,272	673,538
Total Deposits	744,212	806,015

Federal Home Loan Bank advances	66,700	40,000
Repurchase agreements	58,448	51,568
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,400	9,400
Accrued expenses and other liabilities	8,035	7,744
Total Liabilities	902,895	930,827

Commitments and Contingencies - Note 14

Common stock, $5 par value, authorized 50,000,000 shares; Issued- 8,194,010 shares and 8,158,360 shares at December 31, 2013 and 2012 respectively; outstanding- 7,809,997 shares and 7,937,347 at December 31, 2013 and 2012 respectively	40,970	40,792
Additional paid-in capital	12,371	12,192
Retained earnings	44,719	38,448
Treasury stock (384,013 shares and 221,013 shares at December 31, 2013 and 2012 respectively)	(5,256)	(3,549)
Accumulated other comprehensive income	1,077	5,261
Total Stockholders’ Equity	93,881	93,144
Total Liabilities and Stockholders’ Equity	$996,776	$1,023,971

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Loans, including fees	$28,236	$31,123	$33,384
Taxable securities	4,928	6,442	7,101
Tax exempt securities	1,488	1,490	1,501
Federal funds sold	88	131	136
Total Interest and Dividend Income	34,740	39,186	42,122

INTEREST EXPENSE
Deposits	2,492	4,469	7,158
Repurchase agreements	78	61	79
Federal Home Loan Bank advances and other debt	728	949	1,093
Subordinated debentures	266	297	272
Convertible promissory notes	976	979	980
Total Interest Expense	4,540	6,755	9,582
Net interest income before provision for loan losses	30,200	32,431	32,540
Provision for loan losses	1,400	5,425	5,050
Net interest income after provision for loan losses	28,800	27,006	27,490

NONINTEREST INCOME
Fees from fiduciary activities	1,062	1,007	919
Fees from loan servicing	591	598	709
Fees for other services to customers	4,624	4,622	4,985
Net gain on sale of loans	1,414	2,386	1,479
Net change in valuation of mortgage servicing rights	(96)	(193)	(292)
Net realized gain on sale of securities	574	2,188	651
Net (losses) gains on sale of premises and equipment	(3)	582	(5)
Net gain on sale of branches and deposits	122	826	—
Increase in cash surrender value of life insurance	340	366	451
Income in equity of UFS subsidiary	936	675	815
Other income	266	766	308
Total Noninterest Income	9,830	13,823	10,020
NONINTEREST EXPENSE
Salaries and employee benefits	16,551	17,016	17,182
Occupancy expense	1,938	2,259	2,273
Equipment expense	1,190	1,137	1,199
Data processing and courier expense	854	904	842
FDIC insurance expense	699	1,396	2,431
Provision for impairment of standby letters of credit	—	—	68
Operation of other real estate	969	3,846	2,140
Loan and collection expense	224	519	771
Other outside services	878	817	689
Other operating expenses	3,999	3,810	4,032
Total Noninterest Expense	27,302	31,704	31,627
Income before provision for income taxes	11,328	9,125	5,883
Provision for income taxes	3,319	1,483	1,407
Net Income	$8,009	$7,642	$4,476
Basic earnings per share	$1.01	$0.96	$0.57
Diluted earnings per share	$0.87	$0.84	$0.57
Cash dividends paid per share	$0.22	$0.08	$0.04

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

	2013	2012	2011
Net Income	$8,009	$7,642	$4,476
Other comprehensive income (losses), net of tax
Unrealized gains (losses) on securities
Net unrealized holding (losses) gains arising during the period	(6,351)	4,636	5,233
Less: reclassification adjustment for gains included in net income	(574)	(2,188)	(651)
Tax effect	2,741	(968)	(1,810)
Other comprehensive (loss) income	(4,184)	1,480	2,772
Comprehensive income	$3,825	$9,122	$7,248

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance, January 1, 2011	7,911,539	$40,662	$11,980	$26,965	$(3,549)	$1,009	$77,067

Net income	—	—	—	4,476	—	—	4,476
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	5,233	5,233
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(651)	(651)
Tax effect	—	—	—	—	—	(1,810)	(1,810)
Total comprehensive income							7,248
Stock-based compensation expense recognized, net	—	—	86	—	—	—	86

Balance, December 31, 2011	7,911,539	40,662	12,066	31,441	(3,549)	3,781	84,401

Net income	—	—	—	7,642	—	—	7,642
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	4,636	4,636
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(2,188)	(2,188)
Tax effect	—	—	—	—	—	(968)	(968)
Total comprehensive income							9,122
Stock-based compensation expense recognized, net	—	—	193	—	—	—	193
Vesting of Restricted Stock Units (“RSUs”)	14,919	75	(75)				—
Tax benefit from vesting of RSUs	—	—	13	—	—	—	13
Exercise of stock options	889	5	(1)	—	—	—	4
Expiration/forfeiture of unexercised stock options/RSUs	—	—	(4)	—	—	—	(4)
Conversion of debentures	10,000	50	—	—	—	—	50
Cash dividends - ($0.08 per share)	—	—	—	(635)	—	—	(635)
Balance, December 31, 2012	7,937,347	$40,792	12,192	38,448	(3,549)	5,261	93,144

Net income	—	—	—	8,009	—	—	8,009
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	(6,351)	(6,351)
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(574)	(574)
Tax effect	—	—	—	—	—	2,741	2,741
Total comprehensive income							3,825
Purchase of treasury stock	(163,000)	—	—	—	(1,707)	—	(1,707)
Stock-based compensation expense recognized, net	—	—	292	—	—	—	292
Vesting of RSUs	28,679	143	(143)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	47	—	—	—	47
Exercise of stock options	6,971	35	(4)	—	—	—	31
Tax benefit from exercise of stock options/RSUs	—	—	8	—	—	—	8
Forfeiture of stock options/RSUs not forfeited	—	—	(13)	—	—	—	(13)
Tax expense from forfeiture of unexercised stock options/RSUs	—	—	(8)	—	—	—	(8)
Cash dividends - ($0.22 per share)	—	—	—	(1,738)	—	—	(1,738)
Balance, December 31, 2013	7,809,997	$40,970	$12,371	$44,719	$(5,256)	$1,077	$93,881

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$8,009	$7,642	$4,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,297	1,295	1,338
Amortization of debt issuance costs	36	36	35
Provision for loan losses	1,400	5,425	5,050
Provision for impairment of letters of credit	—	—	68
Loss on transfer of bank facilities to other real estate	268	—	—
Net amortization of premium/discount on securities	2,402	2,721	2,364
Increase in cash surrender value of life insurance	(340)	(366)	(451)
Net gain on life insurance death benefit	—	(501)	(297)
Net realized gain on sale of securities	(574)	(2,188)	(651)
Net gain on sale of loans	(1,414)	(2,386)	(1,479)
Net gain on sale of branches	(122)	(826)	—
Proceeds from sale of loans held for sale	69,364	118,988	89,595
Origination of loans held for sale	(68,641)	(116,025)	(83,765)
Change in valuation of mortgage servicing rights, net of payments and payoffs	96	193	292
Recovery of deferred tax asset previously written off	—	(658)	—
Provision for valuation allowance on other real estate owned	946	3,284	1,746
Net (gains) losses on sale of premises and equipment	3	(582)	5
Net gain on disposals of other real estate owned	(202)	(194)	(205)
Provision for deferred income tax expense	2,463	477	247
Stock-based compensation expense	292	193	86
Forfeiture of stock options not exercised and RSUs not vested	(13)	—	—
Income in equity of UFS subsidiary	(936)	(675)	(815)
Changes in assets and liabilities:
Return of prepaid FDIC assessment	358	—	—
Accrued income taxes	1,441	1,332	2,319
Accrued interest receivable and other assets	287	(1,425)	1,739
Income tax refund	(316)	—	3,046
Payment to reduce LOC valuation allowance	—	(1,995)	(232)
Accrued expenses and other liabilities	291	602	1,356
Net cash provided by operating activities	16,395	14,367	25,867

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	6,406	51,431	32,119
Principal payments on securities available for sale	48,034	64,188	63,922
Purchase of securities held to maturity	(10,275)	—	—
Purchase of securities available for sale	(41,782)	(71,393)	(110,743)
Proceeds from FHLB stock redemption	—	3,194	—
Proceeds from sale of other real estate owned	5,040	8,040	7,419
Proceeds from sale of premises and equipment	7	855	321
Loan originations and payments, net	(26,371)	(17,656)	(12,165)
Additions to premises and equipment	(816)	(1,278)	(695)
Proceeds from life insurance surrender	—	—	1,698
Proceeds from life insurance death benefit	—	870	457
Rabbi Trust initial funding	—	—	(1,626)
Net change in federal funds sold	955	(505)	(512)
Dividend from UFS subsidiary	433	1,659	413
Net cash used in sale of branches	—	(26,674)	—
Net cash (used in) provided by investing activities	(18,369)	12,731	(19,392)

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(61,681)	$6,008	$12,620
Net change in federal funds purchased and repurchase agreements	6,880	5,153	28,330
Repayments on Federal Home Loan Bank advances	(15,000)	(15,000)	(15,000)
Proceeds from Federal Home Loan Bank advances	41,700	—	—
Tax benefit from vesting of restricted stock units	47	13	—
Proceeds from exercise of stock options	31	4	—
Purchase of treasury stock	(1,707)	—	—
Cash dividends paid	(1,738)	(635)	—
Net cash (used in) provided by financing activities	(31,468)	(4,457)	25,950
Net change in cash	(33,442)	22,641	32,425

Beginning cash	109,621	86,980	54,555
Ending cash	$76,179	$109,621	$86,980

Supplemental cash flow information:
Interest paid	$4,758	$7,125	$9,923
Income taxes (refunded) paid, net	(316)	(2,400)	2,682
Supplemental noncash disclosure:
Transfers from loans to other real estate owned	$1,037	$9,487	$5,127
Mortgage servicing rights resulting from sale of loans	225	398	180
Conversion of debentures to equity	—	(50)	—
Transfers from real estate held for sale to other real estate owned	60	—	—
Transfers from premises and equipment to other real estate owned	509	—	—

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiaries Baylake Bank (the “Bank”) and Admiral Asset Management, LLC (“Admiral”), and the Bank’s wholly owned subsidiaries: Baylake Investments, Inc. and Baylake Insurance Agency, Inc.,. During the third quarter of 2012, operations of Baylake Insurance Agency were discontinued and the book of business was sold to a third party. No cash proceeds were received in the transaction; however the Bank will receive future commissions for a three-year period based on insurance renewals on the sold book of business. In the fourth quarter of 2013. The Company capitalized Admiral, a wholly-owned registered investment advisor subsidiary to provide investment advisory services in addition to those offered by the Bank. All significant intercompany items and transactions have been eliminated. Management has evaluated the impact of all subsequent events and determined that all subsequent events have been appropriately recognized and disclosed in the accompanying consolidated financial statements through the date of this report.

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, UFS and the Company have a common member on each of their respective Boards of Directors. The investment in this entity is carried under the equity method of accounting and the Company’s pro rata share of UFS’s income is included in noninterest income. On June 27, 2006, UFS amended an earlier agreement for employment with a key employee of UFS allowing that individual the option to purchase up to 20%, or 240 shares, of the authorized shares of UFS. The option price was $1,000 per share less dividends or distributions to owners. During 2007, options for 120 shares were exercised by the key employee. The remaining options were exercised in 2010. Income in equity of UFS recognized by the Company was $936, $675, and $815 for the years ended 2013, 2012, and 2011, respectively. Amounts paid to UFS for data processing services by the Bank were $937, $1,014, and $1,022 in 2013, 2012, and 2011, respectively. The carrying value of the Company’s investment in UFS was $3,849 and 3,345 at December 31, 2013 and December 31, 2012, respectively. The current book value of UFS is approximately $7,697 per share as of December 31, 2013.

The Bank makes commercial, mortgage, and installment loans to customers substantially all of whom are located in Door, Brown, Kewaunee and Outagamie Counties of Wisconsin. Although the Bank has a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic condition of the local tourism/recreation businesses, as well as the industrial, commercial and agricultural industries.

On June 13, 2012, the Bank entered into a branch sale agreement to sell the Bank’s branch operations in Waupaca, Manawa, Fremont and King, Wisconsin. On September 7, 2012, the transaction, which included total deposits of $65,180, and total loans of $36,752 was consummated, resulting in a gain on sale of $826. In November of 2013, the Bank consummated the sale of deposits in the amount of $15,616 relating to its branch operations in Berlin and Poy Sippi, Wisconsin, resulting in a premium on the sale of $122.

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

Cash Flows: Cash and cash equivalents include cash and deposits with other financial institutions. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2013, uninsured deposits totaled $2,912.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities: Securities are classified as held to maturity or available for sale at the time of purchase. Investment securities classified as held to maturity, which management has the intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other-than-temporary due to credit issues are reflected as “Other than temporary impairment of securities” in the consolidated statement of operations. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. The difference between the present values of the cash flows expected to be collected and the amortized cost basis is the credit loss. The credit loss is the portion of the other-than-temporary impairment that is recognized in earnings and is a reduction to the cost basis of the security. The portion of other-than-temporary impairment related to all other factors is included in other comprehensive income (loss).

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
December 31, 2013, 2012 and 2011
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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mortgage Servicing Rights: Mortgage servicing rights are recognized separately when they arise through sales of loans with servicing retained. Mortgage servicing rights are initially recorded at fair value with the offsetting effect recorded as a reduction to gain/loss on sale of loans. Changes in fair value are included in “net change in valuation of mortgage servicing rights” in the consolidated statements of operations. Subsequent to origination, under the fair value measurement method, the Company measures fair value based on market prices for comparable servicing contracts, when available, or alternatively, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. The fair values of mortgage servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Mortgage servicing rights are included in “other assets” on the consolidated balance sheets.

Loan servicing fee income earned for servicing loans is based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Loan servicing fees totaled $591, $598, and $709 for the years ended December 31, 2013, 2012, and 2011, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Other Real Estate Properties: Assets acquired through or instead of loan foreclosure and bank facilities no longer in use are initially recorded at the lower of carrying cost or fair value, less estimated costs to sell, establishing a new cost basis. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. These costs include management fees, operating expenses, and valuation write-downs.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 12 years.

Rabbi Trust: During 2011, the Company established a Rabbi Trust to hold proceeds from the surrender of life insurance policies. The assets of the Rabbi trust are invested in investment choices identical to the investments selected by eligible participants in the Company’s Supplemental Executive Retirement Plan (“SERP”). This provides an economic hedge to the Company’s liability under the SERP. The Rabbi Trust remains in effect at December 31, 2013 and is included with other assets in the consolidated balance sheet.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets. The goodwill recorded represents the excess of market value over book value.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During 2013 and 2012, the Company, with the assistance of a third party valuation firm, determined an estimated cash fair value of the Company’s common stock. Consideration was given to the nature and history of the Company, the competitive and economic outlook for the trade area and for the banking industry in general, the book value and financial condition of the Company, the future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as the net worth of the Company, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell the Company’s common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to the Company’s common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of the Company’s common shares was considered to be in excess of the book value. Since the valuation ranges obtained from that firm exceeded the carrying value including goodwill, step one of the impairment test established under U.S. GAAP was met and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, the Company would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2013, the valuation exceeded the carrying value by a range of 41% to 52%. As of December 31, 2013, there are no conditions that would require goodwill impairment to be reevaluated.

Long-Term Assets: Premises and equipment, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Management has determined that such assets have not been impaired as of December 31, 2013 and 2012.

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

Trust Fee Income: The Company provides trust services to customers and in return charges fees using terms customary in its industry, including charging fees based on the agreed-upon percentages of assets managed or as otherwise specified in the underlying agreements. Income from trust services is recognized when the services are provided and included as “fees from fiduciary activities” in the consolidated statements of operations.

Advertising Expense: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2013, 2012 and 2011 were $221, $264 and $226, respectively and are included in “other operating expenses” in the consolidated statements of operations.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of Chicago (“Reserve Bank”) of $1,412 and $1,413 was required to meet regulatory reserve requirements on specific deposit liabilities as of December 31, 2013 and 2012, respectively. These balances earn interest. During 2012, the Reserve Bank eliminated balances previously required to be maintained to meet clearing requirements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Reinvestment Plan: The Company administers a dividend reinvestment plan (“DRIP”), whereby the Company allocates applicable dividends to acquire, on the participant’s behalf, shares of the Company’s common stock. During 2013, total cash dividends of $1,738 were declared and paid by the Company. Of this amount, $261 was allocated to the DRIP and was used to purchase 24,398 shares in the open market at a weighted average price of $10.69 per share, to fulfill the DRIP plan requirements. No shares were issued by the Company during 2013 in administration of the DRIP.

During 2012, 14,261 shares were purchased in the open market at a weighted average price of $7.21 per share to fulfill the DRIP plan requirements, for a total of $103 in dividends.

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

The Company regularly reviews the carrying amount of its deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence it is more likely than not that all or a portion of the Company’s deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance. During the fourth quarter of 2012, it was determined that a valuation allowance of $658 previously established against a deferred tax receivable relating to the Company was no longer necessary. The valuation allowance was reversed through 2012 net income as a reduction of income tax expense.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMAR OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements: In February 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires is already required to be disclosed elsewhere in the financial statements under U.S. GAAP. The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. The provisions of this guidance did not have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in the ASU clarify when an in-substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The ASU is effective for the Company beginning January 1, 2015. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). One of the Company’s securities available for sale at December 31, 2012 was measured using Level 1 inputs but was sold prior to December 31, 2013.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

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

The fair value of foreclosed properties is determined using a variety of market information including, but not limited to, appraisals, professional market assessments and real estate tax assessment information. Other real estate properties are adjusted to fair value less estimated costs to sell upon transfer to foreclosed properties, establishing a new cost basis when fair value is lower than the carrying cost on date of transfer. Subsequently, foreclosed properties are carried at lower of cost or fair value less estimated costs to sell (Level 3 inputs).

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

No secondary market exists for FHLB stock. The stock is bought and sold at par from/to the FHLB. Management believes the recorded value reflects the fair value.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

The fair value of off-balance sheet items is measured based on the present value of expected future cash flows for instruments where the Bank is obligated to fund such commitments. Assets measured at fair value on a recurring basis are summarized below:

ASSETS MEASURED ON A RECURRING BASIS

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$2,964	$—	$2,964	$—
Mortgage-backed securities	149,885	—	149,403	482
Asset-backed securities	3,750	—	3,750	—
Obligations of states and political subdivisions	58,669	—	58,669	—
Private placement and corporate bonds	3,435	—	3,435	—
Other securities	1,905	—	1,905	—
Total securities available for sale	220,608	—	220,126	482
Mortgage servicing rights	967	—	967	—
Total	$221,575	$—	$221,093	$482

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$2,011	$—	$2,011	$—
Mortgage backed securities	169,121	—	166,018	3,103
Asset-backed securities	4,290	—	4,290	—
Obligations of states and political subdivisions	58,871	—	58,871	—
Private placement and corporate bonds	6,072	2,502	3,570	—
Other securities	1,654	—	1,654	—
Total securities available for sale	242,019	2,502	236,414	3,103
Mortgage servicing rights	839	—	839	—
Total	$242,858	$2,502	$237,253	$3,103

One security outstanding at December 31, 2012 and reported in Level 2 at that time is indicated as Level 1 in the above table presented based on further information available.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis:

	December 31, 2013	December 31, 2012
Balance, beginning of period	$3,103	$16,262
Transfer into Level 3	—	—
Other comprehensive income (loss)	(78)	542
Transfer out of Level 3	—	(10,593)
Principal payments	(2,543)	(3,108)
Balance, end of period	$482	$3,103

During 2012, quoted market prices became available on three securities previously in the Level 3 category. These securities were moved to Level 2. The balance at December 31, 2013 represents one security.

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowance	$1,252	$—	$—	$1,252
Other real estate properties, net	6,298	—	—	6,298
Total	7,550	—	—	7,550

	December 31, 2012	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowance	$4,097	$—	$—	$4,097
Other real estate properties, net	10,476	—	—	10,476
Total	14,573	—	—	14,573

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$76,179	$76,179	$109,621	$109,621
Federal funds sold	63	63	1,018	1,018
Securities held to maturity	10,275	10,275	—	—
Securities available for sale	220,608	220,608	242,019	242,019
Loans held for sale	1,360	1,384	894	908
Loans, net	610,302	605,655	586,368	587,166
Federal Home Loan Bank stock	3,598	3,598	3,598	3,598
Mortgage servicing rights	967	967	839	839
Other real estate owned, net	6,298	6,298	10,476	10,476
Accrued interest receivable	2,506	2,506	2,752	2,752

Financial liabilities
Deposits	$744,212	$739,315	$806,015	$806,820
Federal funds purchased and repurchase agreements	58,448	58,448	51,568	51,568
Federal Home Loan Bank advances	66,700	66,304	40,000	40,404
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,400	9,316	9,400	9,316
Accrued interest payable	548	548	766	766

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 3 - SECURITIES

The fair value of securities available for sale, the fair value of securities held to maturity and the related unrealized gains and losses as of December 31, 2013 and 2012 are as follows:

	2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government sponsored agency securities	$2,964	$—	$(50)
Obligations of states and political subdivisions	58,669	2,232	(193)
Asset-backed securities	3,750	94	(126)
Mortgage-backed securities	149,885	2,197	(2,297)
Private placement and corporate bonds	3,435	—	(85)
Other securities	1,905	—	—
Total Securities Available for Sale	$220,608	$4,523	$(2,751)

Securities Held to Maturity:
Mortgage-backed securities	$10,275	$—	$—
Total Securities Held to Maturity	$10,275	$—	$—
Total Investment Securities	$230,883	$4,523	$(2,751)

	2012
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government sponsored agency securities	$2,011	$3	$—
Obligations of states and political subdivisions	58,871	4,042	(4)
Asset-backed securities	4,290	113	(229)
Mortgage-backed securities	169,121	4,839	(510)
Private placement and corporate bonds	6,072	443	—
Other securities	1,654	—	—
Total Securities Available for Sale	$242,019	$9,440	$(743)

Securities Held to Maturity:
Mortgage-backed securities	$—	$—	$—
Total Securities Held to Maturity	$—	$—	$—
Total Investment Securities	$242,019	$9,440	$(743)

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 3 - SECURITIES (Continued)

Other securities consist of short-term money market mutual funds and equity securities in the Federal Reserve Bank and other nonmarketable equity securities, which are carried at cost.

A summary of sales of securities available for sale during the year ended December 31 is as follows:

	2013	2012	2011
Proceeds	$6,406	$51,431	$32,119
Gross realized gains	574	2,195	669
Gross realized losses	—	7	18

The estimated fair value of securities at December 31, 2013, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on other equity securities, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Estimated Fair Value	HTM Estimated Fair Value
Due in one year or less	$920		$—
Due after one year through five years	19,850		—
Due after five years through ten years	39,675		—
Due after ten years	4,623		—
	65,068		—
Other equity securities	1,905		—
Mortgage-backed securities	149,885		10,275
Asset-backed securities	3,750		—
	$220,608	$

Securities pledged to secure public deposits had a carrying value of $108,122 and $86,497 at December 31, 2013 and 2012, respectively. Securities pledged to secure FHLB borrowings at December 31, 2013 and 2012 were $10,275 and $9,187, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 3 - SECURITIES (Continued)

Securities with unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2013
U.S. government sponsored agency securities	$2,964	$(50)	$—	$—	$2,964	$(50)
Obligations of states and political subdivisions	5,290	(193)	—	—	5,290	(193)
Mortgage-backed securities	62,908	(1,625)	15,164	(672)	78,072	(2,297)
Asset-backed securities	2,290	(15)	503	(111)	2,793	(126)
Private placement and corporate bonds	3,435	(85)	—	—	3,435	(85)
Total temporarily impaired	$76,887	$(1,968)	$15,667	$(783)	$92,554	$(2,751)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2012
U.S. government sponsored agency securities	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	529	(4)	—	—	529	(4)
Mortgage-backed securities	14,502	(100)	6,456	(410)	20,958	(510)
Asset-backed securities	—	—	3,210	(229)	3,210	(229)
Private placement and corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$15,031	$(104)	$9,666	$(639)	$24,697	$(743)

At December 31, 2013, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised two securities. The asset-backed securities category with continuous unrealized losses for twelve months or more comprised two securities.

At December 31, 2012, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised two securities and the asset-backed securities category with continuous unrealized losses for twelve months or more comprised two securities.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 3 - SECURITIES (Continued)

At December 31, 2013 and 2012 the mortgage-backed securities portfolio was $160,160 (69.4%) and $169,121 (69.9%), respectively, of the investment portfolio. Approximately 8.8% or $14,097, of the mortgage-backed securities outstanding at December 31, 2013 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), the Small Business Administration (“SBA”) or the United States Department of Veterans Affair (“VA”); agencies of the United States government. An additional 76.4%, or $122,369, of the mortgage-backed securities outstanding were issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Federal Home Loan Bank (“FHLB”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, but only comprise approximately 14.8%, or $23,694, of the outstanding mortgage-backed securities at December 31, 2013. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

NOTE 4 - LOANS

Major classifications of loans as of December 31, 2013 and 2012 are as follows:

	2013	2012

Commercial	$125,290	$108,890
Real estate:
Residential	142,398	127,315
Commercial	287,815	291,992

Construction	36,948	40,901
Consumer	6,495	7,882
Tax exempt	19,435	18,970
Total	618,381	595,950
Less:
Deferred loan origination fees, net of costs	(421)	(417)
Allowance for loan losses	(7,658)	(9,165)

Loans, net	$610,302	$586,368

Loans having a carrying value of $132,563 and $97,507 were pledged as collateral for borrowings from the FHLB at December 31, 2013 and 2012, respectively.

Certain directors and officers of the Company and the Bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, are considered related parties and were loan customers of the Bank during 2013 and 2012.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A summary of the changes in related party loans is as follows:

	For the year ended December 31,
	2013	2012

Balance at beginning of year	$7,149	$7,115
New loans made	2,873	2,400
Repayments received	(3,312)	(2,200)
Reclassification for loans related to new/former officers and directors	(524)	(166)
Balance at end of year	$6,186	$7,149

The level of the allowance for loan losses (AFLL) represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at balance sheet date. The change in the AFLL, in general, is a function of a number of factors but not limited to changes in the related loan portfolio, net charge offs, trends in past due and impaired loans, and involves significant management judgment in assessing these factors.

Changes in the allowance for loan losses were as follows:

	For the year ended December 31,
	2013	2012	2011
Balance at beginning of year	$9,165	$10,638	$11,502
Provision charge to operations	1,400	5,425	5,050
Recoveries	683	774	709
Loans charged off	(3,590)	(7,672)	(6,623)
Balance at end of year	$7,658	$9,165	$10,638

Information regarding impaired loans is as follows:

	December 31,
	2013	2012

Impaired loans with no allocated allowance for loan loss	$13,773	$12,943
Impaired loans with allocated allowance for loan loss	1,895	5,437
Allowance allocated to impaired loans	643	1,340

	For the year ended December 31,
	2013	2012	2011
Average impaired loans during the period	$14,914	$26,212	$39,245
Interest income recognized during impairment	329	325	2,187
Cash-basis interest income recognized	—	110	98

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

Nonperforming and restructured loans were as follows:

	December 31,
	2013	2012

Loans past due over 90 days still on accrual	$—	$—
Loans restructured in a troubled debt restructuring non-accruing	255	3,724
Nonaccrual loans	6,403	10,724
Total nonperforming loans	$6,658	$14,448
Restructured loans, accruing interest	$9,009	$3,931

If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $276, $573 and $1,250 for the years ended December 31, 2013, 2012 and 2011 respectively.

A breakdown of the ALL and recorded investments in loans at December 31, 2013 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Charge-offs	(93)	(552)	(2,132)	(758)	(55)	—	—	(3,590)
Recoveries	15	100	269	272	27	—	—	683
Provision	(202)	167	507	471	(10)	—	467	1,400

Ending Balance	$372	$1,373	$4,431	$663	$64	$—	$755	$7,658

Loans:
Ending balance	$36,948	$142,398	$287,394	$125,290	$6,495	$19,435	$—	$617,960
ALL	(372)	(1,373)	(4,431)	(663)	(64)	—	(755)	(7,658)
Recorded investment	$36,576	$141,025	$282,963	$124,627	$6,431	$19,435	$(755)	$610,302

Ending balance:
Individually evaluated	$660	$540	$14,181	$266	$21	$—	$—	$15,668
Collectively evaluated	36,288	141,858	273,213	125,024	6,474	19,435	—	602,292
Total	$36,948	$142,398	$287,394	$125,290	$6,495	$19,435	$—	$617,960

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A breakdown of the ALL and recorded investments in loans at December 31, 2012 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$1,231	$1,995	$5,467	$770	$161	$—	$1,014	$10,638

Charge-offs	(781)	(1,216)	(5,075)	(492)	(108)	—	—	(7,672)
Recoveries	25	74	557	87	31	—	—	774
Provision	177	805	4,838	313	18	—	(726)	5,425

Ending Balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Loans:
Ending balance	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$—	$595,533
ALL	(652)	(1,658)	(5,787)	(678)	(102)	—	(288)	(9,165)
Recorded investment	$40,249	$125,657	$285,788	$108,212	$7,780	$18,970	$(288)	$586,368

Ending balance:
Individually evaluated	$1,042	$1,442	$14,886	$984	$26	$—	$—	$18,380
Collectively evaluated	39,859	125,873	276,689	107,906	7,856	18,970	—	577,153
Total	$40,901	$127,315	$291,575	$108,890	$7,882	$18,970	$—	$595,533

Loans are individually evaluated for impairment once a weakness or adverse trend is identified that may jeopardize the repayment of the loan.

The Company’s recorded investment in loans as of December 31, 2013 and 2012 shown above is broken down by portfolio segment and impairment methodology.

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
December 31, 2013, 2012 and 2011
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

In addition to the risk grading on commercial loans, real estate mortgage, consumer, and tax exempt loans are included in the 0001-0005 category until such time as the loan becomes past due 90 days or more or is moved to nonaccrual status at which point the loan is rated 0007.

Below is a breakdown of loans by risk grading as of December 31, 2013:

	0001-0005	0006A	0006B	0007 (1)	Total

Commercial	$118,284	$2,510	$3,080	$1,416	$125,290
Commercial real estate	237,773	20,732	10,549	18,761	287,815
Construction	33,125	1,857	1,105	861	36,948
	389,182	25,099	14,734	21,038	450,053
Real estate residential	139,364	1,305	464	1,265	142,398
Consumer	6,473	—	—	22	6,495
Tax exempt	19,435	—	—	—	19,435
Total	$554,454	$26,404	$15,198	$22,325	$618,381
Deferred loan origination fees					(421)
Total loans					$617,960
Percent of total loans	89.7%	4.3%	2.4%	3.6%	100.0%

(1)	Included in the 0007 rated loans are $6,657 of loans that are collectively evaluated and not considered impaired because, in the event of default, no loss is expected.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

Below is a breakdown of loss by risk grading as of December 31, 2012:

	0001-0005	0006A	0006B	0007 (2)	Total

Commercial	$102,038	$1,835	$3,351	$1,666	$108,890
Commercial real estate	232,298	19,964	18,720	21,010	291,992
Construction	32,195	5,924	1,539	1,243	40,901
	366,531	27,723	23,610	23,919	441,783
Real estate residential	123,343	1,159	630	2,183	127,315
Consumer	7,856	—	—	26	7,882
Tax exempt	18,970	—	—	—	18,970
Total	$516,700	$28,882	$24,240	$26,128	$595,950
Deferred loan origination fees					(417)
Total loans					$595,533
Percent of total loans	86.7%	4.8%	4.1%	4.4%	100.0%

(2)	Included in the 0007 rated loans are $7,748 of loans that are collectively evaluated and not considered impaired because, in the event of default, no loss is expected.

A summary of past due loans at December 31 are as follows:

	2013
	30-89 Days Past Due (accruing)	90 Days & Over or on Nonaccrual	Total

Construction	$—	$660	$660
Real estate – residential	363	540	903
Real estate – commercial	676	5,171	5,847
Commercial	15	266	281
Consumer	26	21	47
Tax exempt	—	—	—
Total	$1,080	$6,658	$7,738

	2012
	30-89 Days Past Due (accruing)	90 Days & Over or on Nonaccrual	Total

Construction	$—	$1,042	$1,042
Real estate – residential	618	988	1,606
Real estate – commercial	1,715	11,408	13,123
Commercial	903	984	1,887
Consumer	29	26	55
Tax exempt	—	—	—
Total	$3,265	$14,448	$17,713

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A summary of troubled debt restructurings at December 31 is as follows:

	2013		2012
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – residential	—	—	5	455
Real estate – commercial	8	9,264	12	7,186
Commercial	—	—	1	14
Consumer	—	—	—	—
Tax exempt	—	—	—	—
Total	8	$9,264	18	$7,655

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A roll forward of troubled debt restructuring during the year ended December 31, 2013 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Total
Accruing
Beginning balance	$—	$455	$3,476	$—	$—	$—	$3,931

Principal payments	—	—	(120)	—	—	—	(120)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	10	—	—	—	10
New restructureds	—	—	6,865	—	—	—	6,865
Transfers to other real estate properties	—	—	—	—	—	—	—
Transfers to nonaccrual	—	(69)	(255)	—	—	—	(324)
Transfers out of TDRs	—	(386)	(967)	—	—	—	(1,353)
Ending Balance	$—	$—	$9,009	$—	$—	$—	$9,009

Nonaccrual
Beginning balance	$—	$—	$3,710	$14	$—	$—	$3,724
Principal payments	—	(69)	(3,023)	(14)	—	—	(3,106)
Charge-offs	—	—	(687)	—	—	—	(687)
Advances	—	—	—	—	—	—	—
New restructureds	—	—	—	—	—	—	—
Transfers to other real estate properties	—	—	—	—	—	—	—
Transfers from accruing	—	69	255	—	—	—	324
Transfers out of TDRs	—	—	—	—	—	—	—
Ending Balance	$—	$—	$255	$—	$—	$—	$255

Totals
Beginning balance	$—	$455	$7,186	$14	$—	$—	$7,655
Principal payments	—	(69)	(3,143)	(14)	—	—	(3,226)
Charge-offs	—	—	(687)	—	—	—	(687)
Advances	—	—	10	—	—	—	10
New restructureds	—	—	6,865	—	—	—	6,865
Transfers to other real estate properties	—	—	—	—	—	—	—
Transfers out of TDRs	—	(386)	(967)	—	—	—	(1,353)

Ending Balance	$—	$—	$9,264	$—	$—	$—	$9,264

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A roll forward of troubled debt restructuring during the year ended December 31, 2012 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Total
Accruing
Beginning balance	$—	$1,432	$20,203	$374	$—	$—	$22,009

Principal payments	—	(699)	(379)	(374)	—	—	(1,452)
Charge-offs	—	(195)	—	—	—	—	(195)
Advances	—	—	47	—	—	—	47
New restructureds	—	457	1,017	—	—	—	1,474
Transfers to other real estate properties	—	(500)	(110)	—	—	—	(610)
Transfers to nonaccrual	—	—	(9,710)	—	—	—	(9,710)
Transfers out of TDRs		(40)	(7,592)	—	—	—	(7,632)

Ending Balance	$—	$455	$3,476	$—	$—	$—	$3,931

Nonaccrual
Beginning balance	$—	$—	$4,325	$16	$—	$—	$4,341

Principal payments	—	—	(3,889)	(2)	—	—	(3,891)
Charge-offs	—	—	(2,871)	—	—	—	(2,871)
Advances	—	—	195	—	—	—	195
New restructureds	—	—	—	—	—	—	—
Transfers to other real estate properties	—	—	(3,760)	—	—	—	(3,760)
Transfers from accruing	—	—	9,710	—	—	—	9,710
Transfers out of TDRs	—	—	—	—	—	—	—

Ending Balance	$—	$—	$3,710	$14	$—	$—	$3,724

Totals
Beginning balance	$—	$1,432	$24,528	$390	$—	$—	$26,350

Principal payments	—	(699)	(4,268)	(376)	—	—	(5,343)
Charge-offs	—	(195)	(2,871)	—	—	—	(3,066)
Advances	—	—	242	—	—	—	242
New restructureds	—	457	1,017	—	—	—	1,474
Transfers to other real estate properties	—	(500)	(3,870)	—	—	—	(4,370)
Transfers out of TDRs	—	(40)	(7,592)	—	—	—	(7,632)
Ending Balance	$—	$455	$7,186	$14	$—	$—	$7,655

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

At December 31, 2013, there were no outstanding unfunded commitments to customers whose terms have been modified in a troubled debt restructuring.

Restructured loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule changes, interest rate reductions, or principal charge-offs (“A/B Note Structure”). During the year ended December 31, 2013, restructured loan modifications primarily consisted of loans in the real estate-commercial category. Reasons for restructuring were principal charge-offs, interest rate concessions, and term extensions.

A summary of troubled debt restructurings as of December 31, 2013 by restructure type is as follows:

	Accruing	Nonaccruing	Total
A/B Note Structure	$657	$—	$657
Payment schedule changes	6,380	255	6,635
Interest rate reduction	1,972	—	1,972
Total	$9,009	$255	$9,264

A loan that is modified at a market rate of interest may no longer be classified as a TDR in the calendar year subsequent to restructuring if it is in compliance with its modified terms.

All loans transferred out of TDRs in 2013 and 2012 have continued to perform under their restructured terms.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

Information regarding impaired loans is as follows:

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

December 31, 2013	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$201	$1,032	$19	$—	$—	$—	$1,252
Unpaid principal balance	—	277	1,569	49	—	—	—	1,895
Related allowance	—	76	537	30	—	—	—	643
With no related allowance recorded:
Recorded investment	$660	$263	$12,611	$218	$21	$—	$—	$13,773
Unpaid principal balance	660	263	12,611	218	21	—	—	13,773
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$660	$464	$13,643	$237	$21	$—	$—	$15,025
Unpaid principal balance	660	540	14,180	267	21	—	—	15,668
Related allowance	—	76	537	30	—	—	—	643
Average recorded investment during year	$767	$434	$13,503	$227	$31	$—	$—	$14,962
Interest income recognized while impaired	$3	$8	$316	$—	$—	$—	$—	$329

December 31, 2012	Construction	Real Estate-Residential	Real Estate-Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$130	$703	$3,261	$—	$3	$—	$—	$4,097
Unpaid principal balance	153	897	4,370	13	4	—	—	5,437
Related allowance	23	194	1,109	13	1	—	—	1,340
With no related allowance recorded:
Recorded investment	$889	$547	$10,516	$971	$20	$—	$—	$12,943
Unpaid principal balance	889	547	10,516	971	20	—	—	12,943
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$1,019	$1,248	$13,777	$971	$25	$—	$—	$17,040
Unpaid principal balance	1,042	1,442	14,886	984	26	—	—	18,380
Related allowance	23	194	1,109	13	1	—	—	1,340
Average recorded investment during year	$2,889	$2,582	$22,518	$791	$18	$—	$—	$28,798
Interest income recognized while impaired	$2	$87	$230	$6	$—	$—	$—	$325

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 5 - PREMISES AND EQUIPMENT

	December 31,
	2013	2012

Land	$5,026	$5,114
Buildings and improvements	22,554	23,317
Equipment	12,126	12,137
	39,706	40,568
Less accumulated depreciation	19,992	19,750

Premises and equipment, net	$19,714	$20,818

Depreciation expense was $1,297, $1,295 and $1,338 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 6 – OTHER REAL ESTATE OWNED, NET

Other Real Estate Owned is summarized as follows:

	For the year ended December 31,
	2013	2012
Beginning balance	$14,334	$14,913
Transfer of loan collateral to other real estate owned	1,037	9,487
Transfer of bank facilities to other real estate owned	569	—
Sale proceeds, net	(5,040)	(8,040)
Net gain from disposal of other real estate owned	202	194
Valuation allowance related to properties disposed	(2,536)	(2,220)
Total other real estate owned	8,566	14,334
Valuation allowance for losses	(2,268)	(3,858)
Total other real estate owned, net	$6,298	$10,476

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 6 – OTHER REAL ESTATE OWNED, NET (Continued)

Changes in the valuation allowance for losses on other real estate owned were as follows:

	For the year ended December 31,
	2013	2012
Beginning balance	$3,858	$2,794
Provision charged to operations	946	3,284
Amounts related to properties disposed	(2,536)	(2,220)

Balance at end of year	$2,268	$3,858

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

Changes in the carrying value of MSRs are as follows:

	For the year ended December 31,
	2013	2012
Balance at beginning of period	$839	$634
Addition from loans sold with servicing retained	227	398
Loan payments and payoffs	(195)	(212)
Changes in valuation	96	19
Fair value of MSRs at the end of period	$967	$839
Unpaid principal balance of loans serviced at December 31	$125,684	$117,560

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 8 - DEPOSITS

The following is a summary of deposits by type at December 31:

	2013	2012
Noninterest-bearing demand deposits	$127,940	$132,477
Interest-bearing demand deposits	132,407	150,168
Savings deposits	41,249	38,714
Money market deposits	287,447	256,987
Time deposits $100,000 and greater	44,927	88,213
Other time deposits	110,242	139,456
Total deposits	$744,212	$806,015

Brokered deposits included above	$11,482	$36,164

At December 31, 2013, the scheduled maturities of time deposits were as follows:

2014	$102,463
2015	44,473
2016	5,660
2017	2,563
2018	10
$155,169

Deposits from the Company’s directors and officers held by the Bank at December 31, 2013 and 2012 amounted to $5,609 and $5,713, respectively.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

A summary of FHLB advances at December 31 is as follows:

	December 31, 2013						December 31, 2012
Year of Maturity	Fixed Rate	Weighted Average Fixed Rate	Variable Rate	Weighted Average Variable Rate	Total	Weighted Average Rate	Total (All Fixed Rate advances)	Weighted Average Rate
2013	$—	—%	$—	—%	$—	—%	$15,000	1.62%
2014	31,000	0.99%	10,000	0.13%	41,000	0.78%	13,000	2.13%
2015	16,000	1.92%	—	—%	16,000	1.92%	12,000	2.39%
2016	1,000	0.91%	—	—%	1,000	0.91%	—	—%
2017	1,200	1.17%	—	—%	1,200	1.17%	—	—%
2018	—	—%	4,000	0.25%	4,000	0.25%	—	—%
2019	—	—%	—	—%	—	—%	—	—%
2020	—	—%	—	—%	—	—%	—	—%
2021	—	—%	3,500	0.30%	3,500	0.30%	—	—%
	$49,200	1.30%	$17,500	0.19%	$66,700	1.01%	$40,000	1.88%

Maximum month-end amounts outstanding were $69,200 and $55,000 during the years ended December 31, 2013 and 2012, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date, with a prepayment penalty applicable for fixed rate advances if repaid prior to maturity. FHLB advances are secured by $91,874 of real estate first mortgages, $40,689 of home equity loans and lines and $10,275 of mortgage-backed and U.S. government sponsored agency securities. During the third quarter of 2013, $15,000 of borrowings placed in prior years matured. During the fourth quarter of 2013, $16,000 of borrowings advanced in the same quarter matured.

NOTE 10 - REPURCHASE AGREEMENTS

Short-term borrowings consisted of the following at December 31:

	2013	2012
Securities sold under agreements to repurchase	$58,448	$51,568

Average amounts outstanding during year	$34,728	$27,578
Maximum month-end amounts outstanding	69,902	51,568
Average interest rates on amounts outstanding at end of year	0.11%	0.35%
Average interest rates on amounts outstanding during year	0.23%	0.22%

NOTE 11 - SUBORDINATED DEBENTURES

On March 31, 2006, the Company issued $16,100 of trust preferred securities (“Debentures”) and $498 of trust common securities through its wholly-owned subsidiary, Baylake Capital Trust II (“the Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.60% at December 31, 2013). The Trust’s ability to pay amounts due on the debentures is solely dependent upon the Company making payment on the related subordinated debentures to the Trust. The Company’s obligations under the Debentures include a conditional guarantee by the Company of the Trust’s obligations under the trust securities issued by the trust. In addition, under the terms of the Debentures, the Company would be precluded from paying dividends on the Company’s common stock if the Company was in default under the Debentures, if the Company exercised its right to defer payments of interest on the Debentures or if certain related defaults occurred. During the first three quarters of 2011, the Company exercised its right to defer the interest payments owing under the agreements. In the fourth quarter of 2011, however, the Company made all payments due under the agreements, including the deferral payments. At December 31, 2013 and 2012, the Company is current on all required payments.

NOTE 12 – CONVERTIBLE PROMISSORY NOTES

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) totaling $9,450. The Convertible Notes offering was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

NOTE 12 – CONVERTIBLE PROMISSORY NOTES (Continued)

The Convertible Notes accrue interest at a fixed rate of 10% payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to October 1, 2014, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if conversion has not yet otherwise occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The Company is not obligated to register the common stock issued on the conversion of the Convertible Notes. During the fourth quarter of 2012, $50 of Convertible Notes was converted to 10,000 common shares at the investor’s option. Subsequent to December 31, 2013, $200 of Convertible Notes was converted to 40,000 common shares at the investor’s option.

The Company incurred debt issuance costs of $179 in conjunction with the sale of the Convertible Notes. These costs were capitalized and are being amortized to interest expense using the effective interest method over the initial conversion term, which is through September 30, 2014.

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

Prompt corrective action regulations provide five capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2013, regulatory notifications categorized the Bank and the Company as well capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 13 - CAPITAL MATTERS (Continued)

Regulatory restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the WDFI if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. During 2011, no dividends were declared. During 2012, the Company sought and received approval to declare and pay dividends of $0.08 per share or $635. The restriction requiring approval prior to declaration of dividends was removed at the time the informal agreement was terminated in December 2012. During 2013, the Company declared and paid dividends of $0.22 per share or $1,738. On January 21, 2014, the Company declared a dividend of $0.07 per share to shareholders of record on February 10, 2014.

The Company’s and the Bank’s risk-based capital and leverage ratios at December 31, 2013 and 2012 are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Total Capital to Risk-Weighted Assets
Consolidated	$116,195	16.71%	$55,616	8.00%	N/A	N/A
Bank	113,254	16.30%	55,571	8.00%	$69,464	10.00%
Tier 1 (Core) Capital to Risk-Weighted Assets
Consolidated	99,137	14.26%	27,808	4.00%	N/A	N/A
Bank	105,596	15.20%	27,786	4.00%	41,678	6.00%
Tier 1 (Core) Capital to Average Assets
Consolidated	99,137	10.48%	37,834	4.00%	N/A	N/A
Bank	105,596	11.16%	37,836	4.00%	47,295	5.00%

2012
Total Capital to Risk-Weighted Assets
Consolidated	$109,932	15.96%	$55,111	8.00%	N/A	N/A
Bank	109,358	15.89%	55,047	8.00%	$68,809	10.00%
Tier 1 (Core) Capital to Risk-Weighted Assets
Consolidated	91,914	13.34%	27,556	4.00%	N/A	N/A
Bank	100,750	14.64%	27,524	4.00%	41,286	6.00%
Tier 1 (Core) Capital to Average Assets
Consolidated	91,914	9.41%	39,056	4.00%	N/A	N/A
Bank	100,750	10.31%	39,101	4.00%	48,876	5.00%

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
December 31, 2013, 2012 and 2011
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

	December 31,
	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$228,208	$230,351
Standby letters of credit	9,898	15,499

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties. Fixed rate commitments totaled $20,533 and $15,666 at December 31, 2013 and 2012, respectively, with rates ranging from 0.75% to 8.00% in 2013 and 2.00% to 8.75% in 2012.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of customers to a third party. These are primarily issued to support private borrowing arrangements. The commitments expire in decreasing amounts through 2023, with a majority expiring by December 31, 2018. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company does not require collateral as support for the commitments. Collateral is secured as commitments are funded.

In 2013, 2012 and 2011, impairment charges of $0, $0 and $68 were taken, respectively, on standby letters of credit which were issued by the Company on behalf of customers to accommodate their borrowings with third parties. The provision for impairment charges related to the establishment of a liability for the Company’s expected losses on outstanding letters of credit. During the second quarter of 2012, the collateral securing the letter of credit was sold to an unrelated third party who assumed the letter of credit. The liability for the guarantees was reduced to zero and no further impairment charges were recognized. At December 31, 2013 and 2012, there was no carrying value recorded by the Company as a liability for those guarantees.

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

The Company does not use interest rate contracts (e.g. swaps) or other derivatives to manage interest rate risk and does not have any of these instruments outstanding as of and for the years ended December 31, 2013, 2012 and 2011.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 15 - RETIREMENT PLANS

The Bank has a 401(k) profit sharing plan covering all employees who qualify as to age and length of service. The discretionary employer contributions paid and expensed under all plans totaled $449, $366 and $367 in 2013, 2012 and 2011, respectively. Certain officers and directors of the Company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $323, $324, and $140 in 2013, 2012, and 2011, respectively. The aggregate amount of deferred compensation included in other liabilities in the consolidated balance sheets is $3,262 and $3,230 in 2013 and 2012, respectively. The Company has established the Baylake Bank Supplemental Executive Retirement Plan (“SERP Plan”), which is intended to provide certain management and highly compensated employees of the Company who have contributed and are expected to continue to contribute to the Company’s success, deferred compensation in addition to that available under the Company’s other retirement programs. Costs amounting to $225, $222 and $33 are included in the amounts charged to expense for 2013, 2012 and 2011, respectively. The Company has ceased making contributions to the Plan at the present time and does not expect to resume making contributions to the Plan in the foreseeable future.

NOTE 16 - INCOME TAXES

Income tax expense consists of the following:

	For the year ended December 31,
	2013	2012	2011
Current income taxes
Federal	$922	$1,699	$1,123
State	(66)	(35)	37
	856	1,664	1,160
Deferred income taxes
Federal	1,535	159	(145)
State	928	(340)	392
	2,463	(181)	247
Income tax expense	$3,319	$1,483	$1,407

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2013	2012	2011
Income tax expense based on statutory rate (34%)	$3,851	$3,103	$2,000
State income tax expense (benefit) net of federal tax expense (benefit)	569	(905)	284
Effect of tax-exempt interest income	(698)	(687)	(684)
Life insurance death benefit and earnings	(119)	(295)	(254)
Equity in income of UFS subsidiary	(254)	(184)	(222)
State valuation allowance reversal	—	658	—
Other	(30)	(207)	283

Expense based on effective tax rates	$3,319	$1,483	$1,407

For purposes of calculating its tax provision, the Company anticipates that the undistributed earnings in the UFS subsidiary will be distributed back to the Company in the form of dividends.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 16 - INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a summary of the significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2013 and 2012:

	2013	2012
Deferred income tax assets
Allowance for loan losses	$3,003	$3,594
Deferred loan fees	165	163
Deferred compensation	1,530	1,532
Nonaccrual loans	114	246
Accrued vacation pay	584	570
OREO property valuation/expenses	1,633	2,960
Donations	39	—
Deferred tax credits-AMT	2,437	2,638
State net operating loss carry forwards (NOLs)	665	986
Other	288	151
Total deferred tax assets before valuation allowance	10,458	12,840
Deferred income tax liabilities
Depreciation	1,757	1,798
FHLB stock dividends	413	419
Mortgage loan servicing	212	165
Net unrealized gain on securities available for sale	696	3,437
Equity in UFS subsidiary	525	464
Prepaid expenditures	165	143
Other	54	56
Total deferred income tax liabilities	3,822	6,482
Net deferred income tax assets	$6,636	$6,358

The Company has state net operating loss carry forwards of $12,810 and $18,917 at December 31, 2013 and December 31, 2012, respectively. $200 of the state net operating losses expire annually beginning in 2024 with the remainder expiring in 2032.

Prior to the fourth quarter of 2012, the Company carried a valuation allowance to reduce deferred income tax assets related to state net operating loss carry forwards to an amount which the Company believed the benefit would more likely than not be realized. Based on an assessment by the Company in the fourth quarter of 2012, it was determined the valuation allowance was no longer required. The valuation allowance of $658 was reduced to zero, with an offsetting reduction to income tax expense.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2013	2012	2011

Balance	$—	$174	$—
Additions for tax positions of prior years	—	—	174
Settlements	—	(174)	—
Balance, end of year	$—	$—	$174

As of December 31, 2011, the gross unrecognized tax benefits represented estimated tax and interest costs related to an IRS audit for the 2009 tax year. In January 2012, the Company and the IRS reached a tentative settlement agreement to finalize the audit and the Company paid interest of $34. The excess liability of $140 was reversed when the audit was finalized in the fourth quarter of 2012.

The Company and its subsidiaries are subject to U.S. federal and Wisconsin state income tax. The Company and its subsidiaries file a consolidated federal income tax return and a combined Wisconsin tax return. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 and for Wisconsin state income taxes for years before 2009. During the third quarter of 2013, the IRS began an audit of the Company’s 2011 federal income tax return. The audit concluded in the fourth quarter of 2013. The Company received a minimal amount of interest related to the timing of deductions taken for income tax purposes. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

NOTE 17 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

	For the year ended December 31,
	2013	2012	2011
Basic
Net income	$8,009	$7,642	$4,476
Weighted average common shares outstanding	7,902,732	7,926,424	7,911,539

Basic earnings per common share	$1.01	$0.96	$0.57

Diluted
Net income	8,009	7,642	4,476
Earnings from assumed conversion of convertible debentures	593	593	—
Net income	$8,602	$8,235	$4,476
Weighted average common shares outstanding for basic earnings per share	7,902,732	7,926,424	7,911,539
Add: Dilutive effects of assumed exercises of stock options and vesting of restricted stock units	68,910	29,116	4,842

Add: Dilutive effects of convertible promissory notes	1,880,000	1,880,000	—
Average shares and dilutive potential common shares	9,851,642	9,835,540	7,916,381

Diluted earnings per common share	$0.87	$0.84	$0.57

Additional common stock option shares that have not been included due to their antidilutive effect	49,949	93,152	112,400
Additional common stock convertible debenture shares that have not been included due to their antidilutive effect	—	—	1,890,000

NOTE 18 - STOCK OPTION PLAN

The Company had a non-qualified stock option plan (the “Option Plan”) under which certain officers and key salaried employees were entitled to purchase shares of the Company’s stock at an established exercise price. Unless earlier terminated, these options expired ten years from the date of grant. The options vested over a five-year period becoming exercisable 20% per year, commencing one year from date of grant. This plan expired in 2003. Subsequent to expiration of the Option Plan, options to purchase 10,000 shares of Company common stock were granted on the same terms and conditions as applied to options granted under the Option Plan. There was no compensation expense recognized for the Option Plan in 2013 or 2012. At December 31, 2013 and 2012, there was no unrecognized compensation cost related to the Option Plan and all unexpired options issued were fully vested. On January 6, 2014, the 10,000 options granted subsequent to expiration of the Option Plan, which were outstanding and fully vested at December 31, 2013, expired unexercised.

In June 2010, the Company’s shareholders approved the Baylake Corp 2010 Equity Incentive Plan (“the 2010 Plan”), under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock or RSUs, or stock appreciation rights. The aggregate number of shares of the Company’s common stock issuable under the 2010 Plan is 750,000.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

NOTE 18 - STOCK OPTION PLAN (Continued)

Stock Options
On March 19, 2013, the Company granted 43,176 stock options to certain members of management at the market value of the stock on the grant date, which was $9.50 per share. The options granted expire 10 years from date of grant and vest ratably over a five-year period. The fair value of the stock options granted was $2.58 per option, determined under the Black-Scholes option pricing model. Compensation cost to be recognized over the five-year vesting period, net of income tax, is $67. As of December 31, 2013, none of the options were vested and 3,227 options had been forfeited. Unrecognized compensation expense, net of income tax, is $53.

Restricted Stock Units
On March 19, 2013, the Company granted 35,177 RSUs to certain members of management at the market value of the stock, which was $9.50 per share. The RSUs were awarded at no cost to the employee and vest ratably over a five-year period. Compensation cost to be recognized over the five-year vesting period, net of income tax, is $203. As of December 31, 2013, none of the RSUs were vested and 2,629 RSUs were forfeited during 2013. Unrecognized compensation expense, net of income tax, is $158.

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

	2013		2012
Weighted average grant date fair value	$2.58		$2.51
Assumptions:
Risk-free interest rate	1.35%		1.61%
Expected volatility	30.47%		43.72%
Expected term (in years)	7	years	7	years
Expected dividend yield	1.68%		1.29%

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

NOTE 18 - STOCK OPTION PLAN (Continued)

Activity in the stock option plans during 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	163,281	$6.44	7.48	$—
Granted	43,176	9.50	—	—
Exercised	(6,971)	4.40	—	—
Forfeited or expired	(23,662)	10.81	—	—
Outstanding at end of year	175,824	$6.69	7.63	$—

Exercisable at end of year	45,738	$6.91	5.92	$202

Fully vested and expected to vest	175,824	$6.69	7.63	$1,125

Activity in the stock option plans during 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	112,400	$7.27	6.46	$—
Granted	73,015	6.20	—	—
Exercised	(889)	—	—	—
Forfeited or expired	(21,245)	10.10	—	—
Outstanding at end of year	163,281	$6.44	7.48	$—

Exercisable at end of year	38,610	$10.20	3.31	$70

Fully vested and expected to vest	163,281	$6.44	7.48	$338

Activity in the stock option plan during 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	49,628	$13.73	1.45	$—
Granted	74,572	4.15	—	—
Exercised	—	—	—	—
Forfeited or expired	(11,800)	14.72	—	—
Outstanding at end of year	112,400	$7.27	6.46	$—

Exercisable at end of year	37,828	$13.42	1.06	$—

Fully vested and expected to vest	112,400	$7.27	6.46	$4

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

NOTE 18 - STOCK OPTION PLAN (Continued)

The following options were outstanding at December 31, 2013:

	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Remaining Life (in Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable
$4.15	61,486	22,857	$4.15	$4.15	7.20
$6.20	64,389	12,881	6.20	6.20	8.25
$9.50	39,949	—	9.50	—	9.21
$14.15	10,000	10,000	14.15	14.15	0.01
	175,824	45,738	6.69	6.91	7.63

Information related to the stock option plan during each year follows:

	2013	2012	2011
Intrinsic value of options exercised	$42	$2	$—
Cash received from option exercises	31	4	—
Tax benefit realized from option exercises	8	1	—

The following table summarizes information about the Company’s RSU activity for 2013 and 2012.

Restricted Stock Units

Activity in the RSUs during 2013 were as follows:

	RSUs	Weighted Average Grant Price
Outstanding at beginning of year	124,671	$5.28
Granted	35,177	9.50
Vested	(28,679)	5.13
Forfeited or expired	(8,484)	6.62
Outstanding at end of year	122,685	$6.43

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

NOTE 18 - STOCK OPTION PLAN (Continued)

Activity in the RSUs during 2012 were as follows:

	RSUs	Weighted Average Grant Price
Outstanding at beginning of year	74,572	$4.15
Granted	73,015	6.20
Vested	(14,919)	4.15
Forfeited or expired	(7,997)	5.29
Outstanding at end of year	124,671	$5.28

Activity in the RSUs during 2011 were as follows:

	RSUs	Weighted Average Grant Price
Outstanding at beginning of year	—	$—
Granted	74,572	4.15
Vested	—	—
Forfeited or expired	—	—
Outstanding at end of year	74,572	$4.15

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS
December 31

	2013	2012
ASSETS
Cash and cash equivalents	$3,279	$1,194
Receivable from subsidiary	115	715
Deferred income taxes	132	96
Unamortized debt offering costs	27	63
Income tax receivable	—	—
Investment in subsidiaries	116,042	116,810
Other assets	22	3
Total assets	$119,617	$118,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest payable	$236	$237
Debentures	16,100	16,100
Convertible promissory notes	9,400	9,400
Total liabilities	25,736	25,737
Stockholders’ equity	93,881	93,144
Total liabilities and stockholders’ equity	$119,617	$118,881

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31

	2013	2012	2011
Income
Dividends from subsidiaries	$5,724	$789	$—
Interest income	5	2	11
Other	1	—	—
Total income	5,730	791	11

Expenses
Interest	1,242	1,277	1,252
Other	552	379	226
Total expenses	1,794	1,656	1,478
Income (loss) before equity in undistributed net income of subsidiaries	3,936	(865)	(1,467)

Equity in undistributed net income of subsidiaries (earnings in excess of dividends)	3,316	7,202	5,368
Income before income taxes	7,252	6,337	3,901
Income tax benefit	(757)	(1,305)	(575)
Net income	$8,009	$7,642	$4,476

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31

	2013	2012	2011
Cash flows from operating activities:
Net income	$8,009	$7,642	$4,476
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Undistributed earnings of subsidiary (earnings in excess of dividends)	(3,316)	(7,202)	(5,368)
Recovery of deferred tax asset previously written off	—	(658)	—
Amortization of debt issuance costs	36	35	35
Net change in intercompany receivable	600	(19)	5
Other changes, net	301	267	265
Net cash flows (used in) provided by operating activities	5,630	65	(587)

Cash flows from investing activities:
Capitalization of non-bank subsidiary	(100)	—	—
Net cash used in investing activities	(100)	—	—

Cash flows from financing activities:
Purchase of treasury stock	(1,707)	—	—
Dividends paid	(1,738)	(635)	—
Net cash used in financing activities	(3,445)	(635)	—

Net change in cash and cash equivalents	2,085	(570)	(587)
Beginning cash and cash equivalents	1,194	1,764	2,351
Ending cash and cash equivalents	$3,279	$1,194	$1,764

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share data)

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA

The following is selected unaudited financial data summarizing the results of operations for each quarter in the years ended December 31, 2013 and 2012:

	2013 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$8,653	$8,564	$8,615	$8,908
Interest expense	1,293	1,218	1,076	953
Net interest income	7,360	7,346	7,539	7,955
Provision for loan losses	600	600	200	—
Net interest income after PLL	6,760	6,746	7,339	7,955
Noninterest income	2,499	2,359	2,326	2,646
Noninterest expense	6,808	6,679	6,474	7,341
Income before income tax expense	2,451	2,426	3,191	3,260
Provision for income tax	696	695	986	942
Net income	$1,755	$1,731	$2,205	$2,318

Basic earnings per share	$0.22	$0.22	$0.28	$0.30
Diluted earnings per share	$0.19	$0.19	$0.24	$0.25

	2012 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$10,318	$9,982	$9,722	$9,164
Interest expense	1,998	1,784	1,592	1,381
Net interest income	8,320	8,198	8,130	7,783
Provision for loan losses	1,750	2,275	1,100	300
Net interest income after PLL	6,570	5,923	7,030	7,483
Noninterest income	3,045	4,342	3,250	3,186
Noninterest expense	7,833	8,877	7,255	7,739
Income before income tax expense (benefit)	1,782	1,388	3,025	2,930
Provision (benefit) for income tax	450	94	940	(1)
Net income	$1,332	$1,294	$2,085	$2,931

Basic earnings per share	$0.17	$0.16	$0.26	$0.37
Diluted earnings per share	$0.15	$0.15	$0.23	$0.31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Management’s Report on Internal Control over Financial Reporting: The report of our management on our internal control over financial reporting appears on page 70 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the quarter ended December 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections titled “Proposal No. 1, Election of Directors,” “Information on Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” contained in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled “Director Fees and Benefits”, “Compensation Discussion and Analysis”, “Board of Directors Compensation Committee Report on Management Compensation”, and “Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the section titled “Ownership of Baylake Common” contained in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	165,824	$4.88	410,033
Equity compensation plans not approved by security holders**	10,000	14.15	—
Total	175,824	$6.91	410,033

** These options represent options granted with the same terms and conditions as those granted under the 1993 Stock Option Plan, as amended, but after expiration of that Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the section titled “Certain Transactions with Management” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the section titled “Principal Accountant Fees and Services” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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

Date: March 3, 2014

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

/s/Robert W. Agnew	/s/Louis J. “Rick” Jeanquart
Robert W. Agnew, Director	Louis J. “Rick” Jeanquart, Director
Co-Chairman of the Board

/s/Richard A. Braun	/s/Kevin L. LaLuzerne
Richard A. Braun, Director	Kevin L. LaLuzerne, Chief Financial Officer
Co-Chairman of the Board	and Treasurer ( Principal Financial and
Accounting Officer)

/s/Robert J. Cera	/s/Elyse Mollner Stackhouse
Robert J. Cera, President and Chief Executive	Elyse Mollner Stackhouse, Director
Officer and Director (Principal Executive
Officer)

/s/Roger G. Ferris	/s/Joseph J. Morgan
Roger G. Ferris, Director	Joseph J. Morgan, Director

/s/Terrence R. Fulwiler	/s/Dean J. Nolden
Terrence R. Fulwiler, Director	Dean J. Nolden, Director

/s/Dee Geurts-Bengston	/s/William Parsons
Dee Geurts-Bengston, Director	William Parsons, Director

/s/Thomas L. Herlache	/s/Paul Jay Sturm
Thomas L. Herlache, Director	Paul Jay Sturm, Director

* Each of the above signatures is affixed as of March 3, 2014.

Exhibit No.	Description

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