Form 10-Q
period 2014-03-31
BAYLAKE CORP
filed 2014-05-01
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of May 1, 2014 was 7,937,321 shares.

BAYLAKE CORP.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2014 (unaudited) and December 31, 2013
(Dollar amounts in thousands)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from financial institutions	$38,547	$76,179
Federal funds sold	1,312	63
Securities held to maturity, at amortized cost	20,718	10,275
Securities available for sale, at fair value	212,061	220,608
Loans held for sale	—	1,360
Loans, net of allowance of $7,453 at March 31, 2014 and $7,658 at December 31, 2013	625,724	610,302
Cash surrender value of life insurance	23,479	23,401
Premises and equipment, net	20,662	19,714
Premises and equipment held for sale	844	844
Federal Home Loan Bank stock	3,598	3,598
Other real estate owned, net	5,479	6,298
Goodwill	7,222	6,641
Deferred income taxes, net	5,716	6,636
Accrued interest receivable	3,043	2,506
Other assets	8,108	8,351
Total Assets	$976,513	$996,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$123,497	$127,940
Interest-bearing	597,814	616,272
Total Deposits	721,311	744,212

Federal Home Loan Bank advances	84,000	66,700
Repurchase agreements	32,716	58,448
Subordinated debentures	16,100	16,100
Convertible promissory notes	9,200	9,400
Accrued expenses and other liabilities	18,592	8,035
Total Liabilities	881,919	902,895

Commitments and Contingencies - Note 15

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-8,254,955 shares at March 31, 2014 and 8,194,010 shares at December 31, 2013;
Outstanding-7,734,442 shares at March 31, 2014 and 7,809,997 shares at December 31, 2013	41,275	40,970
Additional paid-in capital	12,405	12,371
Retained earnings	46,240	44,719
Treasury stock 520,513 shares at March 31, 2014 and 384,013 shares at December 31, 2013	(6,960)	(5,256)
Accumulated other comprehensive income	1,634	1,077
Total Stockholders’ Equity	94,594	93,881
Total Liabilities and Stockholders’ Equity	$976,513	$996,776

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months ended March 31, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,879	$7,021
Taxable securities	1,250	1,223
Tax exempt securities	373	374
Federal funds sold	10	35
Total Interest and Dividend Income	8,512	8,653
INTEREST EXPENSE
Deposits	420	763
Repurchase agreements	26	20
Federal Home Loan Bank advances and other debt	173	199
Subordinated debentures	64	67
Convertible promissory notes	239	244
Total Interest Expense	922	1,293
Net interest income before provision for loan losses	7,590	7,360
Provision for loan losses	—	600
Net interest income after provision for loan losses	7,590	6,760
NONINTEREST INCOME
Fees from fiduciary activities	252	251
Fees from loan servicing	162	150
Fees for other services to customers	1,063	1,103
Net gain on sale of loans	127	594
Net change in valuation of mortgage servicing rights	(77)	(2)
Net realized gain (loss) on sale of securities	69	(12)
Increase in cash surrender value of life insurance	78	78
Income in equity of UFS subsidiary	294	235
Other income	48	102
Total Noninterest Income	2,016	2,499
NONINTEREST EXPENSE
Salaries and employee benefits	4,067	4,185
Occupancy expense	560	524
Equipment expense	313	295
Data processing and courier expense	208	207
FDIC insurance expense	149	191
Operation of other real estate	166	199
Loan and collection expense	19	95
Other outside services	335	199
Other operating expenses	951	913
Total Noninterest Expense	6,768	6,808
Income before provision for income taxes	2,838	2,451
Provision for income taxes	773	696
Net Income	$2,065	$1,755
Basic earnings per share	$0.27	$0.22
Diluted earnings per share	$0.23	$0.19
Cash dividends paid per share	$0.07	$0.04

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Three Months ended March 31, 2014 and 2013
(Dollar amounts in thousands)

	2014	2013

Net Income	$2,065	$1,755
Other comprehensive income (losses), net of tax
Unrealized gains (losses) on securities
Net unrealized holding gains (losses) arising during the period	986	(747)
Less: reclassification adjustment for (gains) losses included in net income	(69)	12
Tax effect	(360)	313
Other comprehensive income (loss)	557	(422)
Comprehensive income	$2,622	$1,333

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Three Months ended March 31, 2014
(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity

Balance, January 1, 2014	7,809,997	$40,970	$12,371	$44,719	$(5,256)	$1,077	$93,881
Net income	—	—	—	2,065	—	—	2,065
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	986	986
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(69)	(69)
Tax effect	—	—	—	—	—	(360)	(360)
Total comprehensive income							2,622
Purchase of treasury stock	(136,500)	—	—	—	(1,704)	—	(1,704)
Stock-based compensation expense recognized, net	—	—	74	—	—	—	74
Vesting of RSUs	19,388	97	(97)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	59	—	—	—	59
Exercise of stock options	1,557	8	(1)	—	—	—	7
Tax benefit from exercise of stock options/RSUs	—	—	3	—	—	—	3
Forfeiture of stock options/RSUs not exercised	—	—	(6)	—	—	—	(6)
Tax benefit from forfeiture of unexercised stock options/RSUs	—	—	2	—	—	—	2
Conversion of debentures	40,000	200					200
Cash dividends - ($0.07 per share)	—	—	—	(544)	—	—	(544)
Balance, March 31, 2014	7,734,442	$41,275	$12,405	$46,240	$(6,960)	$1,634	$94,594

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2014 and 2013
(Dollar amounts in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$2,065	$1,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	322
Amortization of debt issuance costs	8	9
Amortization of core deposit intangible	4	—
Provision for loan losses	—	600
Net amortization of premium/discount on securities	426	745
Increase in cash surrender value of life insurance	(78)	(78)
Net realized (gain) loss on sale of securities	(69)	12
Net gain on sale of loans	(127)	(594)
Proceeds from sale of loans held for sale	7,732	22,851
Origination of loans held for sale	(6,261)	(25,889)
Change in valuation of mortgage servicing rights, net of payments and payoffs	77	2
Provision for valuation allowance on other real estate owned	133	169
Net gain on disposals of other real estate owned	(24)	(118)
Provision for deferred income tax expense	561	644
Stock-based compensation expense	74	58
Forfeiture of options not exercised and RSUs not vested	(6)	—
Tax expense (benefit) from exercise/forfeiture of options	5	(1)
Income in equity of UFS subsidiary	(294)	(235)
Changes in assets and liabilities:
Accrued income taxes	500	657
Accrued interest receivable and other assets	(427)	(85)
Income tax refund	(173)	(316)
Accrued expenses and other liabilities	46	350
Net cash provided by operating activities	4,496	858

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	1,800	—
Principal payments on securities available for sale	7,520	15,801
Purchase of securities held to maturity	(10,456)	—
Settlement of held to maturity investment purchase	10,456	—
Purchase of securities available for sale	(200)	(21,097)
Proceeds from sale of other real estate owned	710	2,049
Loan originations and payments, net	(15,419)	2,476
Additions to premises and equipment	(322)	(354)
Net change in federal funds sold	(1,249)	913
Dividend from UFS subsidiary	142	—
Net cash provided in purchase of branch	12,086	—
Net cash used in investing activities	5,068	(212)

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2014 and 2013
(Dollar amounts in thousands)

	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(36,582)	$(47,053)
Net change in federal funds purchased and repurchase agreements	(25,732)	(22,458)
Repayments on Federal Home Loan Bank advances	(18,000)	—
Proceeds from Federal Home Loan Bank advances	35,300	—
Tax benefit from vesting of restricted stock units	59	29
Proceeds from exercise of stock options	7	18
Purchase of treasury stock	(1,704)	—
Cash dividends paid	(544)	(317)
Net cash used in financing activities	(47,196)	(69,781)
Net change in cash	(37,632)	(69,135)

Beginning cash	76,179	109,621
Ending cash	$38,547	$40,486

Supplemental cash flow information:
Interest paid	$868	$1,292
Income taxes refunded	173	316
Supplemental noncash disclosure:
Transfers from loans to other real estate owned	$—	$203
Mortgage servicing rights resulting from sale of loans	16	111
Conversion of debentures to equity	200	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

1.

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiaries Baylake Bank (the “Bank”) and Admiral Asset Management, LLC (“Admiral”), and the Bank’s wholly owned subsidiary, Baylake Investments, Inc. In the fourth quarter of 2013, the Company capitalized Admiral, a registered investment advisory subsidiary to provide investment advisory services in addition to those offered by the Bank. All significant intercompany items have been eliminated. The accompanying interim consolidated financial statements should be read in conjunction with the 2013 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three month periods ending March 31, 2014 and 2013 necessary to make the unconsolidated financial information not misleading. The consolidated results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events to May 1, 2014, the date the interim consolidated financial statements were issued, and determined that all subsequent events have been recognized and disclosed in the accompanying financial statements through the date of this report.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2014		2013
(Numerator):
Net income available to common stockholders	$2,065		$1,755
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	145		148
Income available to common stockholders plus assumed conversions	$2,210		$1,903

(Denominator):
Weighted average number of common shares outstanding-basic	7,775,895		7,940,683
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options	43,582	(1)	20,446	(1)
Dilutive effect of restricted stock units	47,819	(2)	42,779	(2)
Dilutive effect of convertible promissory notes(3)	1,840,000		1,880,000
Dilutive potential common shares	1,931,401		1,943,225
Adjusted weighted-average shares	9,707,296		9,883,908

Basic Earnings Per Share	$0.27		$0.22
Diluted Earnings Per Share	$0.23		$0.19

(1)

For the quarters ended March 31, 2014 and 2013, respectively, there were 64,130 and 58,756 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(2)

For the three month period ended March 31, 2014 and March 31, 2013, there were 15,040 and 35,177 outstanding restricted stock units, respectively, that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(3)

At March 31, 2014 and 2013, respectively, the Company had $9.20 million and $9.40 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the Conversion Ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the conversion ratio if voluntary conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. At March 31, 2014 and 2013, respectively, the entire 1,840,000 and 1,880,000 of common shares are included in the computation of diluted earnings per share since the average market price per share for the three months ended March 31, 2014 and 2013 exceeded the conversion price of $5.00 per share.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

4.	Recent Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). ASU 2013-11 requires that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The provisions of this guidance did not have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2014-04 clarify when an in-substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. This ASU is effective for the Company beginning January 1, 2015. The provisions of this guidance are not expected to have a significant impact on the consolidated financial condition, results of operation or liquidity of the Company.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). One of the Company’s securities available for sale at March 31, 2014 and December 31, 2013 was measured using Level 3 inputs.

Non-impaired loans and deposits - the fair value of fixed rate non-impaired loans and deposits and non-impaired variable rate loans and deposits with infrequent repricing or repricing limits, is based on discounted cash flows using current market rates applied to the estimated life and credit risk (Level 3 inputs). Fair value of loans held for sale is based on market quotes (Level 3 inputs).

Impaired Loans - the fair value of impaired loans is based on a review of comparable collateral in similar marketplaces (Level 3 inputs) or an analysis of expected cash flows of the loan in relationship to the contractual terms of the loan (Level 3 inputs). Impaired loans are carried at the lower of amortized cost or fair value less estimated costs to sell. Impaired loans are not carried at fair value if there is sufficient collateral or if expected repayments exceed the recorded investments of such loans.

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

Convertible promissory notes - fair value of convertible promissory notes is based on current rates for similar financing arrangements (Level 3 inputs).

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$3,502	$—	$3,502	$—
Mortgage-backed securities	140,988	—	140,582	406
Asset-backed securities	3,617	—	3,617	—
Obligations of states and political subdivisions	58,550	—	58,550	—
Private placement and corporate bonds	3,500	—	3,500	—
Other securities	1,904	—	1,904	—
Total securities available for sale	212,061	—	211,655	406
Mortgage servicing rights	906	—	906	—
Total	$212,967	$—	$212,561	$406

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,964	$—	$2,964	$—
Mortgage-backed securities	149,885	—	149,403	482
Asset-backed securities	3,750	—	3,750	—
Obligations of states and political subdivisions	58,669	—	58,669	—
Private placement and corporate bonds	3,435	—	3,435	—
Other securities	1,905	—	1,905	—
Total securities available for sale	220,608	—	220,126	482
Mortgage servicing rights	967	—	967	—
Total	$221,575	$—	$221,093	$482

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three months ended March 31, 2014	For the year ended December 31, 2013
Balance, beginning of period	$482	$3,103
Transfer into Level 3	—	—
Other comprehensive income (loss)	33	(78)
Transfer out of Level 3	—	—
Principal payments	(109)	(2,543)
Balance, end of period	$406	$482

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$979	$—	$—	$979
Other real estate owned, net	5,479	—	—	5,479
Total	$6,458	$—	$—	$6,458

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,252	$—	$—	$1,252
Other real estate owned, net	6,298	—	—	6,298
Total	$7,550	$—	$—	$7,550

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$38,547	$38,547	$76,179	$76,179
Federal funds sold	1,312	1,312	63	63
Securities held to maturity	20,718	20,798	10,275	10,275
Securities available for sale	212,061	212,061	220,608	220,608
Loans held for sale	—	—	1,360	1,384
Loans, net	625,724	623,030	610,302	605,655
Federal Home Loan Bank stock	3,598	3,598	3,598	3,598
Mortgage servicing rights	906	906	967	967
Other real estate owned, net	5,479	5,479	6,298	6,298
Accrued interest receivable	3,043	3,043	2,506	2,506

FINANCIAL LIABILITIES
Deposits	$721,311	$721,199	$744,212	$739,315
Federal funds purchased and repurchase agreements	32,716	32,716	58,448	58,448
Federal Home Loan Bank advances	84,000	82,921	66,700	66,304
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	9,200	9,403	9,400	9,316
Accrued interest payable	602	602	548	548

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

Loans held for sale, which generally consists of the current production of first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. Fair value is estimated based on actual market quotes from investors in the secondary market.

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
March 31, 2014

(f)	Deposits

The carrying amount of demand deposits (interest-bearing and noninterest-bearing), savings deposits, and money market deposits approximates fair value. The carrying amount of variable rate time deposits, including certificates of deposit, approximates fair value. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates.

(g)	Federal Funds Purchased and Repurchase Agreements

The carrying amount of federal funds repurchased and repurchase agreements approximates fair value.

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
March 31, 2014

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale (“AFS”), the fair value of securities held to maturity (“HTM”) and the related unrealized gains and losses as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$3,502	$6	$(51)
Obligations of states and political subdivisions	58,550	2,312	(133)
Asset-backed securities	3,617	88	(96)
Mortgage-backed securities	140,988	2,236	(1,653)
Private placement and corporate bonds	3,500	—	(20)
Other securities	1,904	—	—
Total Securities Available for Sale	$212,061	$4,642	$(1,953)
Securities Held to Maturity:
Mortgage-backed securities	$20,798	$80	$—
Total Securities Held to Maturity	$20,798	$80	$—
Total Investment Securities	$232,859	$4,722	$(1,953)

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,964	$—	$(50)
Obligations of states and political subdivisions	58,669	2,232	(193)
Asset-backed securities	3,750	94	(126)
Mortgage-backed securities	149,885	2,197	(2,297)
Private placement and corporate bonds	3,435	—	(85)
Other securities	1,905	—	—
Total Securities Available for Sale	$220,608	$4,523	$(2,751)
Securities Held to Maturity:
Mortgage-backed securities	$10,275	$—	$—
Total Securities Held to Maturity	$10,275	$—	$—
Total Investment Securities	$230,883	$4,523	$(2,751)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

At March 31, 2014 and December 31, 2013, the mortgage-backed securities portfolio was $161.7 million (69.5%) and $160.2 million (69.4%), respectively, of the investment portfolios. Approximately 8.4%, or $13.6 million, of the mortgage-backed securities outstanding at March 31, 2014 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 78.8%, or $127.4 million, of the mortgage-backed securities outstanding at March 31, 2014 were issued by either the Federal National Mortgage Association (“FNMA”), the FHLB or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities and comprised approximately 12.8%, or $20.7 million of the outstanding mortgage-backed securities at March 31, 2014. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,896	$(51)	$—	$—	$2,896	$(51)
Obligations of states and political subdivisions	5,093	(133)	—	—	5,093	(133)
Mortgage-backed securities	43,430	(874)	18,967	(779)	62,397	(1,653)
Asset-backed securities	—	—	472	(96)	472	(96)
Private placement and corporate bonds	3,500	(20)	—	—	3,500	(20)
Total temporarily impaired	$54,919	$(1,078)	$19,439	$(875)	$74,358	$(1,953)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,964	$(50)	$—	$—	$2,964	$(50)
Obligations of states and political subdivisions	5,290	(193)	—	—	5,290	(193)
Mortgage-backed securities	62,908	(1,625)	15,164	(672)	78,072	(2,297)
Asset-backed securities	2,290	(15)	503	(111)	2,793	(126)
Private placement and corporate bonds	3,435	(85)	—	—	3,435	(85)
Total temporarily impaired	$76,887	$(1,968)	$15,667	$(783)	$92,554	$(2,751)

At March 31, 2014, the AFS mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised eight securities. The AFS asset-backed securities category with continuous unrealized losses for twelve months or more comprised one security.

At December 31, 2013, each of the AFS mortgage-backed securities category and the AFS asset-backed securities category with continuous unrealized losses for twelve months or more comprised two securities.

At both March 31, 2014 and December 31, 2013, the HTM portfolio had no unrealized losses.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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
March 31, 2014

7.	Loans

Loans held for investment, including purchased loan participations from other financial institutions and in the syndicated loan market, are summarized as follows (dollar amounts in thousands):

	March 31, 2014	December 31, 2013

Construction	$34,397	$36,948
Real estate-residential	144,846	142,398
Real estate-commercial	299,195	287,815
Commercial	130,602	125,290
Consumer	6,038	6,495
Tax exempt	18,484	19,435
Gross loans	633,562	618,381
Less: Deferred origination fees, net of costs	(385)	(421)
Less: Allowance for loan losses	(7,453)	(7,658)
Loans, net	$625,724	$610,302

Loans having a carrying value of $135.1 million and $132.6 million are pledged as collateral for borrowings from the FHLB at March 31, 2014 and December 31, 2013, respectively.

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2014 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$372	$1,373	$4,431	$663	$64	$—	$755	$7,658

Charge-offs	—	—	(309)	(64)	(24)	—	—	(397)
Recoveries	38	84	55	12	3	—	—	192
Provision	(83)	(129)	(22)	105	8	—	121	—
Ending balance	$327	$1,328	$4,155	$716	$51	$—	$876	$7,453

Loans:
Ending balance	$34,397	$144,846	$298,810	$130,602	$6,038	$18,484	$—	$633,177
ALL	(327)	(1,328)	(4,155)	(716)	(51)	—	(876)	(7,453)
Recorded investment	$34,070	$143,518	$294,655	$129,886	$5,987	$18,484	$(876)	$625,724

Ending balance:
Individually evaluated	$660	$682	$13,709	$223	$37	$—	$—	$15,311
Collectively evaluated	33,737	144,164	285,101	130,379	6,001	18,484	—	617,866
Total	$34,397	$144,846	$298,810	$130,602	$6,038	$18,484	$—	$633,177

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2013 is as follows (dollar amounts in thousands):

	Construction	Real Estate-Residential	Real Estate-Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Charge-offs	(93)	(552)	(2,132)	(758)	(55)	—	—	(3,590)
Recoveries	15	100	269	272	27	—	—	683
Provision	(202)	167	507	471	(10)	—	467	1,400
Ending balance	$372	$1,373	$4,431	$663	$64	$—	$755	$7,658
Loans:
Ending balance	$36,948	$142,398	$287,394	$125,290	$6,495	$19,435	$—	$617,960
ALL	(372)	(1,373)	(4,431)	(663)	(64)	—	(755)	(7,658)
Recorded investment	$36,576	$141,025	$282,963	$124,627	$6,431	$19,435	$(755)	$610,302

Ending balance:
Individually evaluated	$660	$540	$14,181	$266	$21	$—	$—	$15,668
Collectively evaluated	36,288	141,858	273,213	125,024	6,474	19,435	—	602,292
Total	$36,948	$142,398	$287,394	$125,290	$6,495	$19,435	$—	$617,960

A summary of past due loans at March 31, 2014 and December 31, 2013 is as follows (dollar amounts in thousands):

	March 31, 2014
	30-89 Days Past Due (accruing)	90 Days Past Due & Over or on Non- accrual	Total

Construction	$—	$660	$660
Real estate – residential	605	681	1,286
Real estate – commercial	948	5,364	6,312
Commercial	130	213	343
Consumer	16	23	39
Tax exempt	—	—	—
Total	$1,699	$6,941	$8,640

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

	December 31, 2013
	30-89 Days Past Due (accruing)	90 Days Past Due & Over or on Non- accrual	Total

Construction	$—	$660	$660
Real estate – residential	363	540	903
Real estate – commercial	676	5,171	5,847
Commercial	15	266	281
Consumer	26	21	47
Tax exempt	—	—	—
Total	$1,080	$6,658	$7,738

Credit Quality: Management utilizes a risk grading matrix on each of the Company’s commercial loans. Loans are graded on a scale of 0001 to 0007. A description of the loan grades is as follows:

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

0006 A - Weakness detected in either management, capacity to repay or balance sheet. Erratic profitability and financial performance. Loan demands more attention. Includes loans deemed to have weaknesses but are less than 90 days past due.

0006 B - Have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s collateral position at some future date. Loans with this rating do not expose the Bank to sufficient risk to warrant adverse classification. Includes loans deemed to have weaknesses but are less than 90 days past due.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Below is a breakdown of loans by risk grading as of March 31, 2014 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007 (1)	Total

Commercial	$124,157	$4,358	$905	$1,182	$130,602
Real estate – commercial	243,250	27,129	9,726	19,090	299,195
Construction	30,626	1,847	1,063	861	34,397
	398,033	33,334	11,694	21,133	464,194
Real estate - residential	141,535	1,418	458	1,435	144,846
Consumer	6,013	—	—	25	6,038
Tax exempt	18,484	—	—	—	18,484
Total	$564,065	$34,752	$12,152	$22,593	633,562
Deferred origination fees, net of costs					(385)
Total loans					$633,177
Percent of Total Loans	89.0%	5.5%	1.9%	3.6%	100.0%

(1) Included in the 0007 risk grading are $7.3 million of loans that are collectively evaluated and not considered impaired because, in the event of default, no loss is expected.

Below is a breakdown of loss by risk grading as of December 31, 2013 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(2)	Total

Commercial	$118,284	$2,510	$3,080	$1,416	$125,290
Real estate – commercial	237,773	20,732	10,549	18,761	287,815
Construction	33,125	1,857	1,105	861	36,948
	389,182	25,099	14,734	21,038	450,053
Real estate - residential	139,364	1,305	464	1,265	142,398
Consumer	6,473	—	—	22	6,495
Tax exempt	19,435	—	—	—	19,435
Total	$554,454	$26,404	$15,198	$22,325	618,381
Deferred origination fees, net of costs					(421)
Total loans					$617,960
Percent of Total Loans	89.7%	4.3%	2.4%	3.6%	100.0%

(2)  Included in the 0007 risk grading are $6.7 million of loans that are collectively evaluated and not considered impaired because, in the event of default, no loss is expected.

Loan balances with a risk grading of 0005 or better were $564.1 million as of March 31, 2014, representing 89.0% of the total loan portfolio, versus $554.5 million as of December 31, 2013, representing 89.7% of the total loan portfolio.

Loan balances with a risk grading of 0006A increased by $8.3 million since December 31, 2013. The increase is primarily attributed to three loan relationships; one relationship of $5.4 million in loan balances and two relationships of $1.4 million and $1.1 million, each.

Loan balances with a risk grading of 0006B or 0007 have decreased by $2.8 million since December 31, 2013. The decrease resulted primarily from $0.4 million of additions due to net ratings downgrades which were more than offset by $2.9 million of net payments and $0.3 million of charge offs. Of the $2.9 million of net payments, $2.3 million related to the payoff of one relationship. Loans in these categories are existing or potential problem loans that require management’s close attention. The decline in these troubled assets continues to be an indication of improvement in the quality of the loan portfolio as management actively works to prudently resolve problem credits.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

March 31, 2014	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$375	$598	$—	$6	$—	$—	$979
Unpaid principal balance	—	504	832	—	7	—	—	1,343
Related allowance	—	129	234	—	1	—	—	364

With no related allowance recorded:
Recorded investment	$660	$178	$12,877	$223	$30	$—	$—	$13,968
Unpaid principal balance	660	178	12,877	223	30	—	—	13,968
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$660	$553	$13,475	$223	$36	$—	$—	$14,947
Unpaid principal balance	660	682	13,709	223	37	—	—	15,311
Related allowance	—	129	234	—	1	—	—	364

Average recorded investment during quarter	$660	$509	$13,558	$230	$28	$—	$—	$14,985

Interest income recognized while impaired	$—	$—	$80	$—	$—	$—	$—	$80

December 31, 2013	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Totals

With an allowance recorded:
Recorded investment	$—	$201	$1,032	$19	$—	$—	$—	$1,252
Unpaid principal balance	—	277	1,569	49	—	—	—	1,895
Related allowance	—	76	537	30	—	—	—	643

With no related allowance recorded:
Recorded investment	$660	$263	$12,611	$218	$21	$—	$—	$13,773
Unpaid principal balance	660	263	12,611	218	21	—	—	13,773
Related allowance	—	—	—	—	—	—	—	—

Total:
Recorded investment	$660	$464	$13,643	$237	$21	$—	$—	$15,025
Unpaid principal balance	660	540	14,180	267	21	—	—	15,668
Related allowance	—	76	537	30	—	—	—	643

Average recorded investment during quarter	$767	$434	$13,503	$227	$31	$—	$—	$14,962

Interest income recognized while impaired	$3	$8	$316	$—	$—	$—	$—	$329

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Nonaccrual loans	$6,686	$6,403	$6,215	$8,231	$8,499
Loans restructured in a troubled debt restructuring, nonaccrual	255	255	299	114	140

Total nonperforming loans (“NPLs”)	$6,941	$6,658	$6,514	$8,345	$8,639

Restructured loans, accruing	$8,370	$9,009	$9,020	$3,959	$3,267

During the quarter ended March 31, 2014, $0.5 million of nonaccrual loans were brought current, $0.3 million were charged off, and $0.3 million of pay downs were received on nonaccrual loans. Offsetting those decreases were $1.4 million of additions to nonaccrual loans. Restructured loans accruing interest decreased during the first quarter of 2014 primarily due to one loan of $0.7 million being removed from restructured status during the quarter upon maintaining compliance with its restructured terms for the appropriate period of time.

9.	Other Real Estate Owned, Net

Other real estate owned is summarized as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2014	2013

Beginning balance	$8,566	$14,334
Transfer of net realizable value to other real estate owned	—	203
Sale proceeds	(710)	(2,049)
Net gain from disposal of other real estate owned	24	118
Valuation allowance related to properties disposed	(405)	(954)
Total other real estate owned	7,475	11,652
Valuation allowance for losses	(1,996)	(3,073)
Total other real estate owned, net	$5,479	$8,579

Changes in the valuation allowance for losses on total other real estate owned were as follows (dollar amounts in thousands):

	For the three months ended March 31,

	2014	2013

Beginning balance	$2,268	$3,858
Provision charged to operations	133	169
Amounts related to properties disposed	(405)	(954)
Balance at end of period	$1,996	$3,073

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

10.	Income Taxes

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

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as management’s expectations of future performance. At March 31, 2014 and December 31, 2013, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset.

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. Accounting guidance related to uncertainty in income taxes prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% chance of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework existing under U.S. GAAP. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 and for Wisconsin state income taxes for years before 2009. During the third quarter of 2013, the IRS began an audit of the Company’s 2011 federal income tax return. The audit concluded in the fourth quarter of 2013 and the Company received a refund of $0.2 million in the first quarter of 2014 resulting from identification during the audit of timing differences of deductions taken for income tax purposes.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

11.	Equity Investment

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing service. In addition to the ownership interest, the Bank and UFS have a common member on each of their respective Boards of Directors. The investment in this entity is carried on the Bank’s balance sheet under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations and increases the Bank’s investment. As dividends are received from UFS, the investment is reduced. The carrying value of the investment in UFS was $4.0 million at March 31, 2014 and $3.8 million at December 31, 2013. The current book value of UFS was approximately $8,002 per share and $7,697 per share at March 31, 2014 and December 31, 2013, respectively.

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

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended March 31, 2014	For the year ended December 31, 2013

Balance at beginning of period	$967	$839
Additions from loans sold with servicing retained	16	227
Loan payments and payoffs	(20)	(195)
Changes in valuation	(57)	96
Fair value of MSRs at the end of period	$906	$967

Unpaid principal balance of loans serviced for others was $125.2 million and $125.7 million at March 31, 2014 and December 31, 2013, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

13.	Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.45 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes are convertible into shares of common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to five years from date of issuance, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount, along with accrued, but unpaid interest, of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The outstanding principal balance at March 31, 2014 is $9.20 million. During the first quarter of 2014, $0.2 million of Convertible Notes were converted into 40,000 shares of the Company’s common stock at the option of the holder. Subsequent to March 31, 2014 an additional $1.0 million of Convertible Notes were converted into 205,000 shares of the Company’s common stock at the option of the holders.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

14.	Troubled Debt Restructuring

A troubled debt restructuring (“TDR”) is a loan modification resulting from a borrower experiencing financial difficulty and the Bank granting a concession to that borrower that would not otherwise be considered except for the borrower’s financial difficulties. A TDR may be either accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. A TDR remains as such until a sufficient period of performance under the restructured terms has occurred, generally six months, at which time it is no longer deemed to be restructured.

Changes in troubled debt restructurings for the three months ended March 31, 2014 are as follows (dollars in thousands):

	Construction	Real Estate-Residential	Real Estate-Commercial	Commercial	Consumer	Tax Exempt	Total
Accruing
December 31, 2013	$—	$—	$9,009	$—	$—	$—	$9,009
Principal payments	—	—	(8)	—	—	—	(8)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—
New restructured	—	—	—	27	—	—	27
Transferred out of TDRs	—	—	(658)	—	—	—	(658)
Transfers to nonaccrual	—	—	—	—	—	—	—
March 31, 2014	$—	$—	$8,343	$27	$—	$—	$8,370

Nonaccrual
December 31, 2013	$—	$—	$255	$—	$—	$—	$255
Principal payments	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	—	—
Transfers to other real estate owned	—	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—	—
March 31, 2014	$—	$—	$255	$—	$—	$—	$255

Totals
December 31, 2013	$—	$—	$9,264	$—	$—	$—	$9,264
Principal payments	—	—	(8)	—	—	—	(8)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—
New restructured	—	—	—	27	—	—	27
Transfers out of TDRs	—	—	(658)	—	—	—	(658)
Transfers to other real estate owned	—	—	—	—	—	—	—
March 31, 2014	$—	$—	$8,598	$27	$—	$—	$8,625

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

During the three months ended March 31, 2014, one loan balance of less than $0.1 million was transferred to restructured status. This loan was restructured as an A/B split structure. Also during the three months ended March 31, 2014, a $0.7 million accruing restructured loan was removed from restructured status due to compliance with its restructured terms for a sufficient period of time.

A summary of troubled debt restructurings as of March 31, 2014 and December 31, 2013 is as follows (dollar amounts in thousands):

	March 31, 2014		December 31, 2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Construction	—	$—	—	$—
Real estate – residential	—	—	—	—
Real estate – commercial	7	8,598	8	9,264
Commercial	1	27	—	—
Consumer	—	—	—	—
Tax exempt	—	—	—	—
Total	8	$8,625	8	$9,264

A summary of troubled debt restructurings as of March 31, 2014 by restructure type is as follows (dollar amounts in thousands):

	Accruing	Nonaccruing	Total
A/B Note Structure	$27	$—	$27
Payment schedule changes	6,375	255	6,630
Interest rate reduction	1,968	—	1,968
Total	$8,370	$255	$8,625

15.	Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	March 31, 2014	December 31, 2013

Commitments to fund unused home equity line loans	$59,665	$59,022
Commitments to fund 1-4 family loans	1,825	1,350
Commitments to fund residential real estate construction loans	2,347	2,549
Commitments unused on commercial lines of credit loans	150,527	156,177
Commitments unused on consumer lines of credit loans	9,292	9,110
Total commitments to extend credit	$223,656	$228,208
Financial standby letters of credit	$11,811	$9,898

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. (“we,” “us” or “our”) is a Wisconsin corporation that is registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. We have two wholly-owned subsidiaries: Admiral Asset Management, LLC (“Admiral”) and Baylake Bank (the “Bank”). Admiral was formed in the fourth quarter of 2013 as a registered investment advisory subsidiary to provide investment advisory services in addition to those offered by the Bank. Our banking subsidiary, the Bank, is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services to its business, retail, and municipal customers, as well as a full range of trust, investment and cash management services. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank of Chicago.

The following sets forth management’s discussion and analysis of our consolidated financial condition at March 31, 2014 and December 31, 2013 and our consolidated results of operations for the three months ended March 31, 2014 and 2013. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q.

Branch Purchase

On February 7, 2014 we consummated the purchase of a branch facility located in Outagamie County, Wisconsin and $13.7 million in related deposits. This transaction resulted in $0.1 million of core deposits intangible and $0.6 million of goodwill.

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

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2013, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under accounting principles generally accepted in the United States of America and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2013, our most recent annual valuation exceeded our carrying value by a range of 41% to 52%.

In conjunction with our first quarter of 2014 purchase of the branch facility in Outagamie County, Wisconsin, $0.6 million of additional goodwill was recorded. As of March 31, 2014 the total balance of goodwill held on our balance sheet was $7.2 million. As of March 31, 2014, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three month periods ended March 31, 2014 and 2013.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2014	2013

Net income, as reported	$2,065	$1,755
Earnings per share-basic, as reported	$0.27	$0.22
Earnings per share-diluted, as reported	$0.23	$0.19
Cash dividends declared per share	$0.07	$0.04

Return on average assets	0.88%	0.73%
Return on average equity	8.87%	7.60%
Efficiency ratio (1)	69.03%	67.14%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains, net gains on the sale of fixed assets, and net gain on sale of branches. A lower ratio indicates greater efficiency.

Net income of $2.1 million for the three months ended March 31, 2014 increased from net income of $1.8 million for the comparable period in 2013. Net interest income was $7.6 million for the quarter ended March 31, 2014 and $7.4 million for the comparable quarter last year, resulting from a $0.2 million reduction in interest income partially offsetting a $0.4 million reduction in interest expense. No PFLL was charged to operations for the first quarter of 2014, compared to the $0.6 million PFLL taken during the comparable quarter of 2013. Noninterest income decreased by $0.5 million in the first quarter of 2014 versus the comparable quarter of 2013, primarily related to a reduction in gains on the sale of loans. Noninterest expense was relatively unchanged at $6.8 million for the first quarter of 2014 and the comparable quarter last year.

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

Net interest income on a tax-equivalent basis was $7.9 million for the three months ended March 31, 2014, compared to $7.6 million for the same period in 2013. The increase for the first quarter of 2014 resulted primarily from a $0.4 million decrease in interest expense on interest-bearing liabilities partially offset by a $0.1 million decrease in interest income on interest-earning assets. Interest income decreased to $8.8 million for the three months ended March 31, 2014 compared to $8.9 million for the same period in 2013. Contributing to the decline was a $22.9 million reduction in average earning assets to $870.6 million for the first quarter of 2014 compared to $893.5 million of average earning assets at March 31, 2013. However, the yield on average earning assets for the quarter ended March 31, 2014 increased 4 bps to 4.08% compared to 4.04% for the same period in 2013.

Average interest-bearing liabilities for the first three months of 2014 declined to $732.6 million from $761.2 million for the same period in 2013 offset in part with an increase of noninterest-bearing demand deposits to $120.2 million for the three months ended March 31, 2014 from $116.3 million for the comparable three month period in 2013.

The cost of average interest-bearing liabilities for the three months ended March 31, 2014 declined 18 bps to 0.51% from 0.69% for the same quarter of 2013. The first quarter reductions in the cost of interest-bearing liabilities resulted primarily from the maturity of higher cost term funding, both core and non-core as well as the use of lower cost FHLB advances in the continued low rate environment.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread improved to 3.57% for the first quarter of 2014 from 3.35% for the first quarter of 2013, resulting primarily from an 18 bp decrease in the cost of interest-bearing liabilities from 0.69% to 0.51% and a 4 bp increase in the yield on earning assets from 4.04% to 4.08%. We continue to be positively impacted by the interest rate floors on a large number of loans on our balance sheet, which has resulted in the recognition of a greater amount of interest income than would have been recognized had the floors not existed.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the first quarter of 2014 was 3.65% compared to 3.45% from the same period in 2013.

For the three months ended March 31, 2014, average interest-earning assets declined $22.9 million from the same period in 2013. Decreases in average taxable securities of $22.5 million (10.8%), federal funds sold and interest-bearing due from financial institutions balances of $31.2 million (67.5%), and a slight reduction in tax exempt securities of $0.1 million offset by a $30.9 million (5.2%) increase in average loans account for the change.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Earning Assets:
Loans (1,2)	$624,537	$6,953	4.51%	$593,632	$7,098	4.85%
Taxable securities	185,895	1,250	2.69%	208,344	1,223	2.35%
Tax exempt securities (1)	45,135	565	5.01%	45,261	565	5.00%
Federal funds sold and interest-bearing due from financial institutions	15,052	9	0.26%	46,263	35	0.31%
Total earning assets	870,619	8,777	4.08%	893,500	8,921	4.04%
Noninterest earning assets	84,027			86,366
Total assets	$954,646			$979,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$603,998	420	0.28%	$660,324	763	0.47%
Federal funds purchased	319	1	0.67%	—	—	0.00%
Customer repurchase agreements	44,414	26	0.24%	35,387	20	0.23%
Federal Home Loan Bank advances	58,538	173	1.20%	40,000	199	2.02%
Convertible promissory notes	9,200	239	10.39%	9,400	244	10.37%
Subordinated debentures	16,100	64	1.60%	16,100	67	1.66%
Total interest-bearing liabilities	732,569	923	0.51%	761,211	1,293	0.69%
Demand deposits	120,210			116,346
Accrued expenses and other liabilities	7,452			8,645
Stockholders’ equity	94,415			93,664
Total liabilities and stockholders’ equity	$954,646			$979,866
Net interest income		$7,854			$7,628
Interest rate spread (3)			3.57%			3.35%
Net interest margin (4)			3.65%			3.45%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$329	$(474)	$(145)
Taxable securities	(140)	167	27
Tax exempt securities	(2)	2	—
Federal funds sold and interest-bearing due from financial institutions	(21)	(5)	(26)
Total interest-earning assets	$166	$(310)	$(144)

Interest expense:
Total interest-bearing deposits	$(155)	$(188)	$(343)
Federal funds purchased	1	—	1
Repurchase agreements/short-term borrowings	5	1	6
FHLB advances	72	(98)	(26)
Convertible promissory notes	(5)	—	(5)
Subordinated debentures	—	(3)	(3)
Total interest-bearing liabilities	$(82)	$(288)	$(370)
Net interest income	$248	$(22)	$226

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.2% for the three months ended March 31, 2014 and 2013.

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

There was no PFLL for the quarter ended March 31, 2014 compared to $0.6 million for the first quarter of 2013. There were no impairments on loans not previously identified during the first quarter of 2014.

Loan charge-offs for the three months ended March 31, 2014 and 2013 were $0.4 million and $1.5 million, respectively. Net annualized charge-offs to average loans improved to 0.13% for the three months ended March 31, 2014 compared to 0.99% for the same period in 2013. For the three months ended March 31, 2014, nonperforming loans increased by $0.3 million (4.25%) to $6.9 million from $6.6 million at December 31, 2013. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned” sections following for more information related to nonperforming loans. Our management believes that the ALL at March 31, 2014 is appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three month periods ended March 31, 2014 and 2013, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended
	March 31, 2014	March 31, 2013	% Change
Fees from fiduciary services	$252	$251	0.4%
Fees from loan servicing	162	150	8.0%
Service charges on deposit accounts	631	628	0.5%
Other fee income	166	162	2.5%
Financial services income	266	313	(15.0)%
Net gains on sales of loans	127	594	(78.6)%
Net change in valuation of mortgage servicing	(77)	(2)	(3,750.0)%
Net gains (losses) from sale of securities	69	(12)	675.0%
Increase in cash surrender value of life insurance	78	78	0.0%
Equity in income of UFS subsidiary	294	235	25.1%
Other income	48	102	(52.9)%
Total Noninterest Income	$2,016	$2,499	(19.3)%

Noninterest income decreased $0.5 million (19.3%) for the three months ended March 31, 2014 versus the comparable period in 2013 primarily due to a decrease in gain from sale of loans of $0.5 million (78.6%). In addition, a decrease of $0.1 million in net change in valuation of mortgage servicing rights was offset by an increase of $0.1 million in equity income of UFS subsidiary.

Included in the fees for other services to customers in noninterest income on our consolidated statements of operations are service charges on deposit accounts, other fee income and financial services income.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three months ended March 31, 2014 and 2013, respectively.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended
	March 31, 2014	March 31, 2013	% Change
Salaries and employee benefits	$4,067	$4,185	(2.8)%
Occupancy	560	524	6.9%
Equipment	313	295	6.1%
Data processing and courier	208	207	0.5%
Operation of other real estate owned	166	199	(16.6)%
Business development and advertising	138	156	(11.5)%
Charitable contributions	15	19	(21.1)%
Stationery and supplies	105	103	1.9%
Director fees	99	94	5.3%
FDIC insurance	149	191	(22.0)%
Legal and professional	177	174	1.7%
Loan and collection	19	95	(80.0)%
Other outside services	335	199	68.3%
Other operating expenses	417	367	13.6%
Total Noninterest Expense	$6,768	$6,808	(0.6)%

Total noninterest expense remained relatively unchanged at $6.8 million for the three month periods ended March 31, 2014 and March 31, 2013. The noninterest expense to average assets ratio was 2.9% for the three months ended March 31, 2014 compared to 2.8% for the same period in 2013.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was at 2.0% for the three months ended March 31, 2014 compared to 1.8% for the three months ended March 31, 2013. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, and land held for sale). The efficiency ratio rose to 69.0% for the three months ended March 31, 2014 from 67.1% for the comparable period last year.

Salaries and employee benefits were $4.1 million for the three months ended March 31, 2014, compared to $4.2 million for the three months ended March 31, 2013. The number of full-time equivalent employees decreased from 262 at March 31, 2013 to 255 at March 31, 2014 primarily related to the closing of three branches in the second and fourth quarters of 2013, offset in part by the purchase of one additional branch in the first quarter of 2014. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2014 salary expense is $0.1 million of expense related to our long-term equity incentive plan.

Included in noninterest expense are FDIC insurance premiums of $0.1 million for the three months ended March 31, 2014 compared to $0.2 million for the same period a year ago, a decrease of $0.1 million. This decrease is attributable to a reduction by the FDIC in the assessment rate applied in the calculation of our premium reflecting our improved financial health and asset quality. Other outside services increased $0.1 million from $0.2 million for the three months ended March 31, 2013 to $0.3 million for the comparable period this year, primarily resulting from fees associated with cost, revenue and efficiency studies and fees incurred in connection with our NASDAQ Stock Market LLC presence.

Income Taxes:

We recorded an income tax expense of $0.8 million for the three months ended March 31, 2014 versus an expense of $0.7 million for the same period in 2013. The increase in tax expense is primarily attributable to a comparable year-over-year increase in pre-tax income for the three months ended March 31, 2014 versus the comparable period of 2013. The effective tax rate for the three months ended March 31, 2014 decreased to 27.2% compared to 28.4% for the same period in 2013.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and other real estate owned valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At March 31, 2014, we determined that no valuation allowance was required to be taken against our net deferred income tax assets. We assess the amount of tax benefits we may realize in future periods in determining the necessity for any valuation allowance.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

	March 31, 2014	December 31, 2013	Percent Change

Amount of Loans by Type:
Real estate-mortgage:
Commercial	$299,195	$287,815	4.0%
1-4 family residential
First liens	99,678	97,859	1.9%
Junior liens	6,170	6,269	(1.6)%
Home equity	38,998	38,270	1.9%
Commercial, financial and agricultural	130,602	125,290	4.2%
Real estate-construction	34,397	36,948	(6.9)%
Installment
Credit cards and related plans	1,286	1,307	(1.6)%
Other	4,752	5,188	(8.4)%
Obligations of states and political subdivisions	18,484	19,435	4.9%
Less: Deferred origination fees, net of costs	(385)	(421)	(8.6)%
Less: Allowance for loan losses	(7,453)	(7,658)	(2.7)%
Total	$625,724	$610,302	2.5%

Net loans increased $15.4 million (2.5%) from $610.3 million at December 31, 2013 to $625.7 million at March 31, 2014. In addition to originating loans, we buy and sell loan participations with other financial institutions located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market that represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines and represent $51.6 million and $45.6 million in loan balances outstanding at March 31, 2014 and December 31, 2013, respectively.

Real estate-mortgage, 1-4 family first lien loans totaled $99.7 million at March 31, 2014, an increase of $1.8 million (1.9%) from year end 2013. Commercial, financial and agricultural loans totaled $130.6 million at March 31, 2014, an increase of 4.2% from December 31, 2013. Both categories of loans have been an area of emphasis during the first three months of 2014 as we attempt to attain overall loan growth without significant increases in commercial real estate loans, which totaled $299.2 million at March 31, 2014 and comprise 47.8% of our loan portfolio.

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

The ALL at March 31, 2014 was $7.5 million, compared to $7.7 million at December 31, 2013. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned:

Management encourages early identification of nonaccrual and problem loans in order to minimize the risk of loss. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due, but still accruing, and nonaccrual loans restructured in a troubled debt restructuring that have not shown a sufficient period of performance with the restructured terms. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collection of principal or interest on loans, it is the practice of management to place such loans on nonaccrual status immediately rather than waiting until the loans become 90 days past due. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest or earlier as deemed appropriate. When interest accruals are discontinued, interest credited to income is reversed. If collection is in doubt, cash received on nonaccrual loans is used to reduce principal rather than recorded as interest income. Restructuring a loan typically involves the granting of some concession to the borrower involving a loan modification such as payment schedule or interest rate changes. Restructured loans may involve loans that have had a charge-off taken against the loan to reduce the carrying amount of the loan to fair market value as determined pursuant to accounting guidance for troubled debt restructurings.

NONPERFORMING ASSETS
(Dollars amounts in thousands)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Nonperforming Assets:
Nonaccrual loans	$6,686	$6,403	$6,215	$8,231	$8,499
Nonaccrual loans, restructured	255	255	299	114	140
Total nonperforming loans (“NPLs”)	$6,941	$6,658	$6,514	$8,345	$8,639
Other real estate owned, net	5,479	6,298	6,884	7,553	8,579
Total nonperforming assets (“NPAs”)	$12,420	$12,956	$13,398	$15,898	$17,218
Restructured loans, accruing(1)	$8,370	$9,009	$9,020	$3,959	$3,267

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	8.94x	2.63x	2.21x	2.84x	1.41x
NCOs to average loans (annualized)	0.13%	0.48%	0.60%	0.52%	0.99%
ALL to total loans	1.18%	1.24%	1.29%	1.47%	1.40%
NPLs to total loans	1.10%	1.08%	1.06%	1.39%	1.45%
NPAs to total assets	1.27%	1.30%	1.36%	1.68%	1.80%
ALL to NPLs	107.37%	115.02%	121.19%	105.73%	96.23%

(1) Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the quarter ended March 31, 2014, NPLs were increased by $0.3 million and other real estate owned declined by $0.8 million. Contributing to the decrease in other real estate owned, $0.7 million of such real estate was sold during the first quarter of 2014 with $0.1 million in write-downs taken. No property was transferred into other real estate owned during the quarter ended March 31, 2014.

Restructured loans accruing at March 31, 2014 were $8.4 million. No accruing restructured loans were transferred to nonaccrual during the three months ended March 31, 2014. One restructured loan with modified terms totaling $0.7 million was transferred out of the restructured loan category during the three months ended March 31, 2014 as a result of it complying with the modified terms for a sufficient period of time, whereas one loan for less than $0.1 million was added to the restructured loans accruing category during the three months ended March 31, 2014.

The following table presents an analysis of our past due loans, excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Secured by real estate	$1,553	1,039	$2,621	$3,346	$4,290
Commercial and industrial loans	130	15	707	700	699
Loans to individuals	16	26	16	24	39
Total	$1,699	1,080	$3,344	$4,070	$5,028

Percentage of total loans	0.27%	0.17%	0.55%	0.68%	0.85%

As indicated above, loan balances 30-89 days past due have decreased $3.3 million when compared to March 31, 2013, but increased $0.6 million from December 31, 2013.

Information regarding other real estate owned is as follows:

	Three months ended March 31, 2014	Twelve months ended December 31, 2013	Three months ended March 31, 2013

Beginning balance	$8,566	$14,334	$14,334
Transfer of loans to other real estate owned	—	1,606	203
Sales proceeds, net	(710)	(5,040)	(2,049)
Net gain from sale of other real estate owned	24	202	118
Valuation allowance recovered upon disposition of other real estate owned	(405)	(2,536)	(954)
Total other real estate owned, net	7,475	8,566	11,652
Valuation allowance for losses	(1,996)	(2,268)	(3,073)
Total other real estate owned, net	$5,479	$6,298	$8,579

VALUATION ALLOWANCE ON OTHER REAL ESTATE OWNED

	Three months ended March 31, 2014	Twelve months ended December 31, 2013	Three months ended March 31, 2013

Beginning balance	$2,268	$3,858	$3,858
Provision charged to operations	133	946	169
Valuation allowance recovered upon disposition of other real estate owned	(405)	(2,536)	(954)
Ending balance	$1,996	$2,268	$3,073

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At March 31, 2014, the investment portfolio comprising investment securities available for sale (“AFS”) decreased $8.5 million (3.9%) to $212.1 million compared to $220.6 million at December 31, 2013. At March 31, 2014, the AFS investment portfolio represented 21.7% of total assets compared to 22.1% at December 31, 2013. For the three months ended March 31, 2014, principal payments of $7.5 million were received on investments, including $0.4 million from the maturity of a security. For the three months ended March 31, 2014, we purchased $0.2 million of AFS securities and sold $1.8 million of AFS securities at a $0.1 million gain. Additionally, securities decreased by $0.4 million due to net amortization of premiums and discounts originated at the time the securities were purchased and a $0.9 million decrease in the market value of the AFS investment portfolio during the three months ended March 31, 2014.

At March 31, 2014, the investment portfolio comprising two securities held to maturity (“HTM”) was $20.7 million. There were no investment securities classified as HTM at March 31, 2013. We had agreed to the purchase of one security classified as HTM at March 31, 2014 but the transaction did not formally consummate until April 2014. As such, the transaction is reflected in our balance sheet both in securities held to maturity and in other liabilities.

We closely monitor securities we hold in both our investment portfolios that remain in an unrealized loss position for twelve months or greater. There were no unrealized losses at March 31, 2014 in the HTM securities portfolio. Total gross unrealized losses on AFS securities in such a loss position for twelve months or greater were $0.9 million at March 31, 2014, representing 44.8% of total gross unrealized securities losses. AFS securities in such a loss position for twelve months or greater represented 9.2% of the total AFS investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At March 31, 2014 and December 31, 2013, we did not hold securities of any one issuer, other than the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or United States Department of Veterans Affairs (“VA”), each an agency or corporation of the United States government, in an amount greater than 10% of our stockholders’ equity. As of March 31, 2014, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 21.7% of the total amount invested in residential mortgage-backed securities.

Deposits:

Total deposits at March 31, 2014 decreased $22.9 million (3.1%) to $721.3 million from $744.2 million at December 31, 2013. The decrease for the three months was a result of a $10.0 million (3.8%) decrease in our non-interest bearing and interest bearing demand deposits from $260.3 million at December 31, 2013 to $250.3 million at March 31, 2014, and a $13.5 million (4.1%) decrease in our savings deposits partially offset by an increase of $0.6 million (0.4%) in our time deposits from $155.2 million at December 31, 2013 to $155.8 million at March 31, 2014. Total interest-bearing deposits decreased $18.5 million (3.0%) and non-interest-bearing deposits decreased $4.4 million (3.5%) from December 31, 2013 to March 31, 2014. During the quarter ended March 2014, we did not hold any traditional brokered certificates of deposits, but we held $7.6 million of NOW balances that were considered brokered deposits. These balances declined $0.4 million since December 31, 2013. Deposits where our customers direct their funds with us to be exchanged with deposits of another participating institution through a depository network (“Reciprocal Deposits”) are considered brokered deposits. At March 31, 2014 we held $2.2 million of such deposits, a decrease of $1.3 million from December 31, 2013.

We continue to focus on expanding and retaining customer deposit relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the FHLB and through the discount window at the Federal Reserve.

Other Funding Sources:

Securities sold under agreements to repurchase decreased $25.7 million (44.0%) from $58.4 million at December 31, 2013 to $32.7 million at March 31, 2014. We did not have any federal funds purchased at either March 31, 2014 or December 31, 2013. The decline in these balances during the first quarter of 2014 is due to usual fluctuations relating to a significant commercial customer. These fluctuations are consistent with declines in cash balances during the same period.

FHLB advances were $84.0 million at March 31, 2014, up from $66.7 million at December 31, 2013 due to $35.3 of new FHLB advances during the first quarter offset by maturity of $18.0 million of prior advances. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand. FHLB continues to be available as a source of borrowing for future funding needs as we manage our liquidity needs. During the fourth quarter of 2013 and the first quarter of 2014 we utilized FHLB advances of varying terms and maturities to maximize and manage our net interest margin.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At March 31, 2014, the interest rate on these securities was 1.58%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. At March 31, 2014, we are current on all interest payments on the TruPS.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of March 31, 2014 was $9.2 million and December 31, 2013 was $9.4 million.

The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the Conversion Ratio. Beginning on the quarterly interest date prior to the fifth anniversary of the Convertible Notes, we may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the Conversion Ratio if voluntary conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017.

Contractual Obligations:

We use a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Contractual obligations disclosed in the 2013 Annual Report on Form 10-K have not materially changed since that report was filed.

The following table summarizes our significant contractual obligations and commitments at March 31, 2014:

CONTRACTUAL OBLIGATIONS

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Certificates of deposit and other time deposit obligations	$109,476	$43,211	$3,131	$—	$155,818
Repurchase agreements	32,716	—	—	—	32,716
Federal Home Loan Bank advances	35,800	18,500	19,200	10,500	84,000
Subordinated debentures	—	—	—	16,100	16,100
Total	$177,992	$61,711	$22,331	$26,600	$288,634

The Convertible Notes are not reflected in the preceding table as we expect all of the Convertible Notes outstanding at March 31, 2014 to be converted to common stock, with no outlay of cash, on or before April 1, 2015.

Off- Balance Sheet Arrangements:

We do not use interest rate contracts (i.e. swaps), forward loans sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of March 31, 2014, and 2013 in the amount of $235.5 million and $238.1 million, respectively. These are further explained in Note 15 of the Notes to Consolidated Financial Statements.

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs and to service other liabilities as they become due without undue cost or risk and without causing a disruption to normal operating activities. We and the Bank have different liquidity considerations.

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings, including offerings of subordinated debentures and convertible promissory notes. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our TruPS and Convertible Notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Restrictions, which govern all state chartered banks, preclude the payment of dividends by the Bank without the prior written consent of the Wisconsin Department of Financial Institutions if dividends declared and paid by the Bank in either of the two immediately preceding years exceeded the Bank’s net income for those years, which was not the case.

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

Maturing investments have historically been a primary source of liquidity. For the three months ended March 31, 2014, principal payments totaling $7.1 million were received on investments as well as $0.4 million from maturities. We purchased $10.7 million in investments in the same period. Approximately 8.4%, or $13.6 million, of the mortgage-backed securities outstanding at March 31, 2014 were issued and guaranteed by GNMA or the VA, agencies of the United States government. An additional 78.8%, or $127.4 million, of the mortgage-backed securities outstanding at March 31, 2014 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, and comprised approximately 12.8%, or $20.7 million, of the outstanding mortgage-backed securities at March 31, 2014. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the March 31, 2014 unaudited consolidated statements of cash flows, resulted in $36.6 million of cash outflow during the first three months of 2014. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered certificates of deposit was eliminated by September 30, 2013, due to our decision not to renew brokered certificate of deposits in 2013. However we have $7.6 million in brokered NOW accounts at March 31, 2014 compared to $6.1 million of such deposits at March 31, 2013. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $172.6 million, or 27.3% of total loans, maturing within one year of March 31, 2014. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at March 31, 2014, securities sold under agreements to repurchase totaled $32.7 million compared to $58.4 million at the end of 2013. Securities sold under agreements to repurchase are obtained from a base of business customers. The decline in such repurchase agreements from December 31, 2013 to March 31, 2014 is primarily due to usual fluctuations relating to a significant commercial customer. These fluctuations are consistent with changes in cash balances from December 31, 2013 compared to March 31, 2014. Short-term and long-term borrowings from the FHLB are another source of funds and totaled $84.0 million and $66.7 million at March 31, 2014 and December 31, 2013, respectively. During the fourth quarter of 2013 and the first quarter of 2014, we utilized FHLB advances of varying terms and maturities, to maximize and manage our net interest margin.

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

In assessing liquidity, historical information such as seasonality, local economic cycles and the economy in general are considered along with our current financial position and projections. We believe that in the current economic environment our liquidity position is adequate. To our knowledge, there are no known trends nor any known demands, commitments, events, or uncertainties that will result or are reasonably likely to result in material increases or decreases in our liquidity.

Capital Resources:

Stockholders’ equity at March 31, 2014 and December 31, 2013 was $94.6 million and $93.9 million, respectively, reflecting an increase of $0.7 million (0.8%) during the first three months of 2014. The increase in stockholders’ equity primarily resulted from net income of $2.1 million and an increase in comprehensive income of $0.6 million for the quarter, and the conversion of debentures during January 2014 of $0.2 million, partially offset by cash dividends of $0.5 million and the repurchase of 136,500 common shares during the first quarters of 2014 for $1.7 million under the Repurchase Program (the “Repurchase Program”) approved by our Board of Directors on May 23, 2013. Dividends of $0.07 per share were declared and paid during the three months ended March 31, 2014. The ratio of stockholders’ equity to assets was 9.7% and 9.4% at March 31, 2014 and December 31, 2013, respectively.

In April of 2014, we declared a $0.07 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance.

On May 23, 2013, our board of directors approved the Repurchase Program, which was designed to allow us to proactively manage our capital position and return excess capital to shareholders. Pursuant to the Repurchase Program, we may buy up to 400,000 shares of our common stock, representing approximately 5.0% of our outstanding common shares. During the first quarter of 2014, we repurchased 136,500 shares pursuant to the Repurchase Program. See Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report for details of the stock repurchases during the quarter. On April 15, 2014, our board of directors approved an amendment to and extension of the Repurchase Program to authorize the repurchase of up to an additional 400,000 shares and extend the time period for the Repurchase Program through May 30, 2015.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines that banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At March 31, 2014, we maintained capital in excess of the minimum ratios required to be categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule, Basel III, implements the reforms proposed by the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase minimum requirements as to the quantity and quality of capital required to be held by banking organizations. We are in the process of evaluating the full impact of the new regulation to which we will be subject beginning January 1, 2015, but believe we would be considered “well capitalized” under the new regulation if it were in effect as of March 31, 2014.

The total capital ratios for the previous four quarters are as follows:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Company	16.16%	16.71%	16.54%	16.82%
Bank	15.94%	16.30%	16.18%	16.26%

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

The following tables present our and the Bank’s capital ratios as of March 31, 2014 and December 31, 2013:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2014
Total Capital (to Risk-Weighted Assets)
Company	$115,842	16.16%	$57,345	8.00%	$	N/A	N/A
Bank	114,208	15.94%	57,302	8.00%		71,628	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$99,190	13.84%	$28,672	4.00%	$	N/A	N/A
Bank	106,755	14.90%	28,651	4.00%		42,977	6.00%
Tier 1 Capital (to Average Assets)
Company	$99,190	10.50%	$37,791	4.00%	$	N/A	N/A
Bank	106,755	11.29%	37,807	4.00%		47,259	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
Company`	$116,195	16.71%	$55,616	8.00%	$	N/A	N/A
Bank	113,254	16.30%	55,571	8.00%		69,464	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$99,137	14.26%	$27,808	4.00%	$	N/A	N/A
Bank	105,596	15.20%	27,786	4.00%		41,678	6.00%
Tier 1 Capital (to Average Assets)
Company	$99,137	10.48%	$37,834	4.00%	$	N/A	N/A
Bank	105,596	11.16%	37,836	4.00%		47,295	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk. Interest rate risk is the risk that our earnings and capital will be adversely affected by changes in interest rates. Historically, we have not used derivatives to mitigate our interest rate risk.

Our earnings are derived from the operations of our direct and indirect subsidiaries with particular reliance on net interest income, calculated as the difference between interest earned on loans and investments and the interest expense paid on deposits and other interest-bearing liabilities, including advances from FHLB and subordinated debentures. Like other financial institutions, our interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Changes in the economic environment may influence, among other matters, the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Fluctuations in interest rates are not predictable or controllable.

As of March 31, 2014, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2013, as described in our 2013 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp and 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at March 31, 2014.

INTEREST SENSITIVITY

	Change in Net Interest Income Over One Year Horizon

	At March 31, 2014		At December 31, 2013
	Dollar change (in thousands)	Percentage change	Dollar change (in thousands)	Percentage change
Change in levels of interest rates
+200 bp	$(1,456)	(4.6)%	$(1,623)	(5.2)%
+100 bp	(1,207)	(3.8)%	(1,262)	(4.0)%
Base	—	—	—	—
-100 bp	(1,013)	(3.2)%	(1,013)	(3.3)%
-200 bp	(1,751)	(5.6)%	(1,812)	(5.8)%

As shown above, at March 31, 2014, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $1.5 million or 4.6% versus by $1.6 million or 5.2% at December 31, 2013. The decrease in the impact of an immediate 200 bp increase in interest rates from December 31, 2013 to March 31, 2014 was the result of a reduction in interest-bearing cash balances offset in part by a slight decline in interest-bearing deposit balances. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $1.8 million or 5.6% consistent with $1.8 million or 5.8% at December 31, 2013. However, a 200 bp reduction in rates is not considered realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the risk factors since then.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. We repurchased 136,500 shares of our common stock during the first quarter of 2014 at an average price of $12.48 per share. A total of 299,500 shares have been purchased since May 23, 2013 at an average price of $11.39 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2014	46,500	$12.54	46,500	190,500
February 1 - February 28, 2014	75,000	12.37	75,000	115,500
March 1 – March 31, 2014	15,000	12.89	15,000	100,500
Three Months Ended March 31, 2014	136,500	12.48	136,500
Since May 23, 2013	299,500	$11.39	299,500	100,500

(1)

On May 23, 2013, our Board of Directors approved the Repurchase Program, which authorized us to repurchase up to 400,000 shares of our stock through May 30, 2014. 10,000, 143,000 and 10,000 shares were repurchased on the open market during the second, third and fourth quarters of 2013 at an average price of $9.95, $10.45 and $11.31 per share respectively.

On April 15, 2014 our Board of Directors amended the Repurchase Program to increase the applicable shares that we could repurchase from 400,000 shares to 800,000 shares and extend the date through which those shares could be repurchased to May 30, 2015.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAYLAKE CORP.

Date:	May 1, 2014	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	May 1, 2014	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer