Form 10-Q
period 2014-06-30
BAYLAKE CORP
filed 2014-08-01
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of August 1, 2014 was 8,620,321 shares.

BAYLAKE CORP.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
June 30, 2014 (unaudited) and December 31, 2013
(Dollar amounts in thousands)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$76,672	$76,179
Federal funds sold	857	63
Securities held to maturity, at amortized cost	20,678	10,275
Securities available for sale, at fair value	206,284	220,608
Loans held for sale	725	1,360
Loans, net of allowance of $7,443 at June 30, 2014 and $7,658 at December 31, 2013	622,379	610,302
Cash surrender value of life insurance	23,603	23,401
Premises and equipment, net	20,569	19,714
Premises and equipment held for sale	844	844
Federal Home Loan Bank stock	4,238	3,598
Other real estate owned, net	5,053	6,298
Goodwill	7,222	6,641
Deferred income taxes, net	5,003	6,636
Accrued interest receivable	2,795	2,506
Other assets	8,452	8,351
Total Assets	$1,005,374	$996,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$138,936	$127,940
Interest-bearing	597,259	616,272
Total Deposits	736,195	744,212

Federal Home Loan Bank advances	98,985	66,700
Repurchase agreements	40,770	58,448
Subordinated debentures	16,100	16,100
Convertible promissory notes	8,175	9,400
Accrued expenses and other liabilities	8,031	8,035
Total Liabilities	908,256	902,895

Commitments and Contingencies - Note 15

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-8,472,834 shares at June 30, 2014 and 8,194,010 shares at December 31, 2013;
Outstanding-7,860,321 shares at June 30, 2014 and 7,809,997 shares at December 31, 2013	42,364	40,970
Additional paid-in capital	12,468	12,371
Retained earnings	47,843	44,719
Treasury stock 612,513 shares at June 30, 2014 and 384,013 shares at December 31, 2013	(8,114)	(5,256)
Accumulated other comprehensive income	2,557	1,077
Total Stockholders’ Equity	97,118	93,881
Total Liabilities and Stockholders’ Equity	$1,005,374	$996,776

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Months ended June 30, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,157	$6,998	$14,036	$14,019
Taxable securities	1,249	1,179	2,499	2,402
Tax exempt securities	370	372	743	746
Federal funds sold	19	15	29	50
Total Interest and Dividend Income	8,795	8,564	17,307	17,217
INTEREST EXPENSE
Deposits	406	692	826	1,455
Repurchase agreements	24	15	50	35
Federal Home Loan Bank advances and other debt	241	201	414	400
Subordinated debentures	65	66	129	133
Convertible promissory notes	213	244	452	488
Total Interest Expense	949	1,218	1,871	2,511
Net interest income before provision for loan losses	7,846	7,346	15,436	14,706
Provision for loan losses	—	600	—	1,200
Net interest income after provision for loan losses	7,846	6,746	15,436	13,506
NONINTEREST INCOME
Fees from fiduciary activities	252	286	504	537
Fees from loan servicing	138	143	300	293
Fees from financial services to customers	252	244	518	557
Fees for other services to customers	867	852	1,664	1,642
Net gain on sale of loans	126	440	253	1,034
Net change in valuation of mortgage servicing rights	(57)	(118)	(134)	(120)
Net realized gain on sale of securities	92	221	161	209
Net gains on sale of premises and equipment	5	5	5	5
Increase in cash surrender value of life insurance	124	91	202	169
Income in equity of UFS subsidiary	288	198	582	433
Other income (losses)	79	(3)	127	99
Total Noninterest Income	2,166	2,359	4,182	4,858
NONINTEREST EXPENSE
Salaries and employee benefits	4,389	3,908	8,456	8,093
Occupancy expense	514	483	1,074	1,007
Equipment expense	341	294	654	589
Data processing and courier expense	195	213	403	420
FDIC insurance expense	151	178	300	369
Operation of other real estate	141	364	307	563
Loan and collection expense	18	52	37	147
Other outside services	291	185	626	384
Other operating expenses	954	1,002	1,905	1,915
Total Noninterest Expense	6,994	6,679	13,762	13,487
Income before provision for income taxes	3,018	2,426	5,856	4,877
Provision for income taxes	859	695	1,632	1,391
Net Income	$2,159	$1,731	$4,224	$3,486
Basic earnings per share	$0.27	$0.22	$0.54	$0.44
Diluted earnings per share	$0.24	$0.19	$0.47	$0.38
Cash dividends paid per share	$0.07	$0.05	$0.14	$0.09

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Three and Six Months ended June 30, 2014 and 2013
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Income	$2,159	$1,731	$4,224	$3,486
Other comprehensive income (losses), net of tax
Unrealized gains (losses) on securities
Net unrealized holding gains (losses) arising during the period	$1,610	$(3,282)	$2,596	$(4,030)
Less: reclassification adjustment for gains included in net income	(92)	(221)	(161)	(209)
Tax effect	(595)	1,374	(955)	1,687
Other comprehensive income (loss)	923	(2,129)	1,480	(2,552)
Comprehensive income (loss)	$3,082	$(398)	$5,704	$934

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Six Months ended June 30, 2014
(Dollar amounts in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity

Balance, January 1, 2014	7,809,997	$40,970	$12,371	$44,719	$(5,256)	$1,077	$93,881
Net income	—	—	—	4,224	—	—	4,224
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	2,596	2,596
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(161)	(161)
Tax effect	—	—	—	—	—	(955)	(955)
Total comprehensive income							5,704
Purchase of treasury stock	(228,500)	—	—	—	(2,858)	—	(2,858)
Stock-based compensation expense recognized, net	—	—	168	—	—	—	168
Vesting of RSUs	32,267	161	(161)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	92	—	—	—	92
Exercise of stock options	1,557	8	(1)	—	—	—	7
Tax benefit from exercise of stock options/RSUs	—	—	3	—	—	—	3
Forfeiture of stock options/RSUs not exercised	—	—	(6)	—	—	—	(6)
Tax benefit from forfeiture of unexercised stock options/RSUs	—	—	2	—	—	—	2
Conversion of debentures	245,000	1,225					1,225
Cash dividends - ($0.14 per share)	—	—	—	(1,100)	—	—	(1,100)
Balance, June 30, 2014	7,860,321	$42,364	$12,468	$47,843	$(8,114)	$2,557	$97,118

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2014 and 2013
(Dollar amounts in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$4,224	$3,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	655	644
Amortization of debt issuance costs	17	17
Amortization of core deposit intangible	10	—
Provision for loan losses	—	1,200
Net amortization of premium/discount on securities	841	1,437
Increase in cash surrender value of life insurance	(202)	(169)
Net realized gain on sale of securities	(161)	(209)
Net gain on sale of loans	(253)	(1,034)
Proceeds from sale of loans held for sale	12,720	48,281
Origination of loans held for sale	(11,863)	(47,765)
Change in valuation of mortgage servicing rights, net of payments and payoffs	134	120
Provision for valuation allowance on other real estate owned	201	445
Net gains on sale of premises and equipment	(5)	(5)
Net gain on disposals of other real estate owned	(43)	(128)
Provision for deferred income tax expense	679	911
Stock-based compensation expense	168	141
Forfeiture of options not exercised and RSUs not vested	(6)	—
Tax expense (benefit) from exercise/forfeiture of options	5	(4)
Income in equity of UFS subsidiary	(582)	(433)
Changes in assets and liabilities:
Return of prepaid FDIC assessment	—	358
Accrued income taxes	383	1,070
Accrued interest receivable and other assets	(309)	156
Income tax refund	(173)	(316)
Accrued expenses and other liabilities	(59)	(667)
Net cash provided by operating activities	6,381	7,536

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	3,773	3,937
Principal payments on securities available for sale	16,332	30,151
Purchase of securities held to maturity	(10,456)	—
Purchase of securities available for sale	(3,973)	(32,275)
Purchase of FHLB stock	(640)	—
Proceeds from sale of other real estate owned	1,162	3,302
Proceeds from sale of premises and equipment	82	7
Loan originations and payments, net	(12,149)	(4,978)
Additions to premises and equipment	(637)	(606)
Net change in federal funds sold	(794)	(134)
Dividend from UFS subsidiary	276	199
Net cash provided in purchase of branch	12,086	—
Net cash provided by (used in) investing activities	5,062	(397)

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six months ended June 30, 2014 and 2013
(Dollar amounts in thousands)

	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(21,698)	$(49,556)
Net change in repurchase agreements	(17,678)	(29,111)
Repayments on Federal Home Loan Bank advances	(18,015)	—
Proceeds from Federal Home Loan Bank advances	50,300	—
Tax benefit from vesting of restricted stock units	92	47
Proceeds from exercise of stock options	7	18
Purchase of treasury stock	(2,858)	(99)
Cash dividends paid	(1,100)	(716)
Net cash used in financing activities	(10,950)	(79,417)
Net change in cash	493	(72,278)

Beginning cash	76,179	109,621
Ending cash	$76,672	$37,343

Supplemental cash flow information:
Interest paid	$1,865	$2,568
Income taxes paid (refunded), net	652	(316)
Supplemental noncash disclosure:
Transfers from loans to other real estate owned	$75	$696
Transfers from premises and equipment to other real estate owned	—	36
Mortgage servicing rights resulting from sale of loans	31	166
Conversion of debentures to equity	1,225	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

1.

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiaries Baylake Bank (the “Bank”) and Admiral Asset Management, LLC (“Admiral”), and the Bank’s wholly owned subsidiary, Baylake Investments, Inc. In the fourth quarter of 2013, the Company capitalized Admiral, a registered investment advisory subsidiary to provide investment advisory services in addition to those offered by the Bank. All significant intercompany items have been eliminated. The accompanying interim consolidated financial statements should be read in conjunction with the 2013 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three and six month periods ending June 30, 2014 and 2013 necessary to make the consolidated financial information not misleading. The consolidated results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events to August 1, 2014, the date the interim consolidated financial statements were issued, and determined that all subsequent events have been recognized and disclosed in the accompanying financial statements through the date of this report.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
(Numerator):
Net income available to common stockholders	$2,159	$1,731	$4,224	$3,486
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	130	148	259	296
Income available to common stockholders plus assumed conversions	$2,289	$1,879	$4,483	$3,782

(Denominator):
Weighted average number of common shares outstanding-basic	7,907,761	7,967,782	7,842,192	7,954,308
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options (1)	44,151	25,502	43,860	23,186
Dilutive effect of restricted stock units (2)	28,270	29,053	37,997	35,506
Dilutive effect of convertible promissory notes (3)	1,635,000	1,880,000	1,635,000	1,880,000
Dilutive potential common shares	1,707,421	1,934,555	1,716,857	1,938,692
Adjusted weighted-average shares	9,615,182	9,902,337	9,559,049	9,893,000

Basic Earnings Per Share	$0.27	$0.22	$0.54	$0.44
Diluted Earnings Per Share	$0.24	$0.19	$0.47	$0.38

(1)

For the three and six months ended June 30, 2014 and 2013, there were 64,130 and 53,176 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(2)

For the three and six months ended June 30, 2014 and 2013, respectively, there were 15,040 and 68,572 outstanding restricted stock units, respectively, that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(3)

At June 30, 2014 and 2013, respectively, the Company had $8.18 million and $9.40 million of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the Conversion Ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the Conversion Ratio if voluntary conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. At June 30, 2014 and 2013, respectively, the entire 1,635,000 and 1,880,000 of common shares are included in the computation of diluted earnings per share since the average market price per share for the three and six months ended June 30, 2014 and 2013 exceeded the conversion price of $5.00 per share.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

4.	Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures. The amendments in this guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings. The guidance for certain transactions accounted for as a sale, repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance is not expected to have a significant impact on consolidated financial conditions, results of operations or liquidity of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2016. Management is currently evaluating this guidance and does not expect this guidance to have a significant impact on consolidated financial condition, results of operation or liquidity of the Company.

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
June 30, 2014

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). One of the Company’s securities available for sale at June 30, 2014 and December 31, 2013 was measured using Level 3 inputs.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	June 30, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$3,490	$—	$3,490	$—
Mortgage-backed securities	136,256	—	135,877	379
Asset-backed securities	1,333	—	1,333	—
Obligations of states and political subdivisions	59,740	—	59,740	—
Private placement and corporate bonds	3,561	—	3,561	—
Other securities	1,904	—	1,904	—
Total securities available for sale	206,284	—	205,905	379
Mortgage servicing rights	864	—	864	—
Total	$207,148	$—	$206,769	$379

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,964	$—	$2,964	$—
Mortgage-backed securities	152,176	—	151,694	482
Asset-backed securities	1,460	—	1,460	—
Obligations of states and political subdivisions	58,669	—	58,669	—
Private placement and corporate bonds	3,435	—	3,435	—
Other securities	1,904	—	1,904	—
Total securities available for sale	220,608	—	220,126	482
Mortgage servicing rights	967	—	967	—
Total	$221,575	$—	$221,093	$482

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
Balance, beginning of period	$406	$482
Transfer into Level 3	—	—
Other comprehensive loss	—	33
Transfer out of Level 3	—	—
Principal payments	(27)	(136)
Balance, end of period	$379	$379

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,736	$—	$—	$1,736
Other real estate owned, net	5,053	—	—	5,053
Total	$6,789	$—	$—	$6,789

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,252	$—	$—	$1,252
Other real estate owned, net	6,298	—	—	6,298
Total	$7,550	$—	$—	$7,550

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$76,672	$76,672	$76,179	$76,179
Federal funds sold	857	857	63	63
Securities held to maturity	20,678	20,998	10,275	10,275
Securities available for sale	206,284	206,284	220,608	220,608
Loans held for sale	725	738	1,360	1,384
Loans, net	622,379	627,429	610,302	605,655
Federal Home Loan Bank stock	4,238	4,238	3,598	3,598
Mortgage servicing rights	864	864	967	967
Other real estate owned, net	5,053	5,053	6,298	6,298
Accrued interest receivable	2,795	2,795	2,506	2,506

FINANCIAL LIABILITIES
Deposits	$736,195	$736,042	$744,212	$739,315
Federal funds purchased and repurchase agreements	40,770	40,770	58,448	58,448
Federal Home Loan Bank advances	98,985	98,681	66,700	66,304
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	8,175	8,139	9,400	9,316
Accrued interest payable	554	554	548	548

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

(c)	Securities Held to Maturity and Available for Sale

The fair value of securities held to maturity and securities available for sale is based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(d)	Loans Held for Sale

Loans held for sale, which generally consists of the current production of first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. Fair value is estimated based on actual market quotes from investors in the secondary market.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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
June 30, 2014

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale (“AFS”), the fair value of securities held to maturity (“HTM”) and the related unrealized gains and losses as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$3,490	$2	$(19)
Obligations of states and political subdivisions	59,740	2,521	(74)
Asset-backed securities	1,333	78	(95)
Mortgage-backed securities	136,256	2,863	(1,110)
Private placement and corporate bonds	3,561	41	—
Other securities	1,904	—	—
Total Securities Available for Sale	$206,284	$5,505	$(1,298)
Securities Held to Maturity:
Mortgage-backed securities	$20,998	$320	$—
Total Securities Held to Maturity	$20,998	$320	$—
Total Investment Securities	$227,282	$5,825	$(1,298)

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,964	$—	$(50)
Obligations of states and political subdivisions	58,669	2,232	(193)
Asset-backed securities	1,460	94	(110)
Mortgage-backed securities	152,176	2,197	(2,313)
Private placement and corporate bonds	3,435	—	(85)
Other securities	1,904	—	—
Total Securities Available for Sale	$220,608	$4,523	$(2,751)
Securities Held to Maturity:
Mortgage-backed securities	$10,275	$—	$—
Total Securities Held to Maturity	$10,275	$—	$—
Total Investment Securities	$230,883	$4,523	$(2,751)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

At June 30, 2014 and December 31, 2013, the mortgage-backed securities portfolio at market value was $157.3 million (69.3%) and $162.5 million (70.4%), respectively, of the investment portfolios. Approximately 8.3%, or $13.0 million, of the mortgage-backed securities outstanding at June 30, 2014 were issued by the Government National Mortgage Association (“GNMA”) and guaranteed by the United States Department of Veterans Affairs (“VA”) or the Federal Housing Administration (“FHA”); agencies of the United States government. An additional 79.3%, or $124.7 million, of the mortgage-backed securities outstanding at June 30, 2014 were issued by either the Federal National Mortgage Association (“FNMA”), the FHLB or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities and comprised approximately 12.4%, or $19.6 million of the outstanding mortgage-backed securities at June 30, 2014. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
U.S. government-sponsored agency securities	$—	$—	$2,922	$(19)	$2,922	$(19)
Obligations of states and political subdivisions	2,762	(51)	1,563	(23)	4,325	(74)
Mortgage-backed securities	15,345	(252)	25,771	(858)	41,116	(1,110)
Asset-backed securities	—	—	454	(95)	454	(95)
Private placement and corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$18,107	$(303)	$30,710	$(995)	$48,817	$(1,298)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,964	$(50)	$—	$—	$2,964	$(50)
Obligations of states and political subdivisions	5,290	(193)	—	—	5,290	(193)
Mortgage-backed securities	65,198	(1,640)	15,164	(673)	80,362	(2,313)
Asset-backed securities	—	—	503	(110)	503	(110)
Private placement and corporate bonds	3,435	(85)	—	—	3,435	(85)
Total temporarily impaired	$76,887	$(1,968)	$15,667	$(783)	$92,554	$(2,751)

At June 30, 2014, the AFS mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised eleven securities. Each of the AFS asset-backed securities and U.S. government-sponsored agency securities category with continuous unrealized losses for twelve months or more comprised one security. The obligations of states and political subdivisions securities category with continuous unrealized losses for twelve months or more comprised nine securities.

At December 31, 2013, each of the AFS mortgage-backed securities category and the AFS asset-backed securities category with continuous unrealized losses for twelve months or more comprised two securities.

At both June 30, 2014 and December 31, 2013, the HTM portfolio had no unrealized losses.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

7.	Loans

Loans held for investment, including purchased loan participations from other financial institutions and in the syndicated loan market, are summarized as follows (dollar amounts in thousands):

	June 30, 2014	December 31, 2013

Construction	$38,047	$36,948
Real estate-residential	146,601	142,398
Real estate-commercial	291,031	287,815
Commercial	129,936	125,290
Consumer	6,165	6,495
Tax exempt	18,420	19,435
Gross loans	630,200	618,381
Less: Deferred origination fees, net of costs	(378)	(421)
Less: Allowance for loan losses	(7,443)	(7,658)
Loans, net	$622,379	$610,302

Loans having a carrying value of $136.9 million and $132.6 million are pledged as collateral for borrowings from the FHLB at June 30, 2014 and December 31, 2013, respectively.

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the six months ended June 30, 2014 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$372	$1,373	$4,431	$663	$64	$—	$755	$7,658

Charge-offs	(2)	(77)	(309)	(83)	(41)	—	—	(512)
Recoveries	47	97	125	21	7	—	—	297
Provision	(112)	(225)	(115)	683	18	—	(249)	—
Ending balance	$305	$1,168	$4,132	$1,284	$48	$—	$506	$7,443

Loans:
Ending balance	$38,047	$146,601	$290,653	$129,936	$6,165	$18,420	$—	$629,822
ALL	(305)	(1,168)	(4,132)	(1,284)	(48)	—	(506)	(7,443)
Recorded investment	$37,742	$145,433	$286,521	$128,652	$6,117	$18,420	$(506)	$622,379

Ending balance:
Individually evaluated	$660	$609	$13,356	$887	$10	$—	$—	$15,522
Collectively evaluated	37,387	145,992	277,297	129,049	6,155	18,420	—	614,300
Total	$38,047	$146,601	$290,653	$129,936	$6,165	$18,420	$—	$629,822

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2013 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Total

Allowance for Loan Losses:
Beginning balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Charge-offs	(93)	(552)	(2,132)	(758)	(55)	—	—	(3,590)
Recoveries	15	100	269	272	27	—	—	683
Provision	(202)	167	507	471	(10)	—	467	1,400
Ending balance	$372	$1,373	$4,431	$663	$64	$—	$755	$7,658
Loans:
Ending balance	$36,948	$142,398	$287,394	$125,290	$6,495	$19,435	$—	$617,960
ALL	(372)	(1,373)	(4,431)	(663)	(64)	—	(755)	(7,658)
Recorded investment	$36,576	$141,025	$282,963	$124,627	$6,431	$19,435	$(755)	$610,302

Ending balance:
Individually evaluated	$660	$540	$14,181	$266	$21	$—	$—	$15,668
Collectively evaluated	36,288	141,858	273,213	125,024	6,474	19,435	—	602,292
Total	$36,948	$142,398	$287,394	$125,290	$6,495	$19,435	$—	$617,960

A summary of past due loans at June 30, 2014 and December 31, 2013 is as follows (dollar amounts in thousands):

	June 30, 2014
	30-89 Days Past Due (accruing)	90 Days or More Past Due on Non-accrual	Total

Construction	$103	$660	$763
Real estate – residential	924	608	1,532
Real estate – commercial	999	4,907	5,906
Commercial	222	865	1,087
Consumer	29	10	39
Tax exempt	—	—	—
Total	$2,277	$7,050	$9,327

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

	December 31, 2013
	30-89 Days Past Due (accruing)	90 Days or More Past Due on Non-accrual	Total

Construction	$—	$660	$660
Real estate – residential	363	540	903
Real estate – commercial	676	5,171	5,847
Commercial	15	266	281
Consumer	26	21	47
Tax exempt	—	—	—
Total	$1,080	$6,658	$7,738

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

0006 A - Weakness detected in either management, capacity to repay or balance sheet. Erratic profitability and financial performance. Loan demands more attention. Includes loans deemed to have weaknesses but that are less than 90 days past due.

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

0007 – Have well defined weaknesses and trends that jeopardize the repayment of the loan. Range from workout to legal. Includes loans that are on nonaccrual and/or are 90 days or more past due.

In addition to the risk grading on commercial loans, management utilizes a risk grading process on its real estate mortgage, consumer, and municipal loans when the loan becomes past due 90 days or more and/or is moved to nonaccrual status.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Below is a breakdown of loans by risk grading as of June 30, 2014 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(1)	Total

Commercial	$118,717	$9,353	$702	$1,164	$129,936
Real estate – commercial	243,978	24,649	3,641	18,763	291,031
Construction	34,577	1,553	1,081	856	38,047
	397,272	35,535	5,424	20,783	459,014
Real estate - residential	143,492	1,431	419	1,259	146,601
Consumer	6,155	—	—	10	6,165
Tax exempt	17,396	1,024	—	—	18,420
Total	$564,315	$37,990	$5,843	$22,052	630,200
Deferred origination fees, net of costs					(378)
Total loans					$629,822
Percent of Total Loans	89.6%	6.0%	0.9%	3.5%	100.0%

(1) Included in the 0007 risk grading are $6.5 million of loans that are collectively evaluated and not considered impaired because, in the event of default, no loss is expected.

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

Loan balances with a risk grading of 0005 or better were $564.3 million as of June 30, 2014, representing 89.6% of the total loan portfolio, versus $554.5 million as of December 31, 2013, representing 89.7% of the total loan portfolio.

Loan balances with a risk grading of 0006A increased by $11.6 million since December 31, 2013. The increase resulted from $10.0 million of loans (primarily three relationships) being downgraded from 0001-0005 ratings to the 0006A category and $5.3 million of loans (primarily two relationships) being upgraded from risk category 0006B to 0006A. These increases were offset in part by $2.5 million (primarily one loan relationship) being upgraded to risk category 0005 and $1.0 million of loans in category 0006A that paid off during the first six months of 2014.

Loan balances with a risk grading of 0006B have decreased by $9.3 million since December 31, 2013. The decrease resulted primarily from $0.1 million of additions due to net ratings downgrades which were more than offset by the $5.3 million of loan upgrades moved to category 0006A, $1.2 million of loans (primarily one loan relationship) moved to risk rating 0007 and a $2.3 million loan relationship which paid off during the first six months of 2014. The net movement in these troubled assets from risk category 0006B to 0006A continues to be an indication of improvement in the quality of the loan portfolio as management actively works to prudently resolve problem credits.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Loan balances with risk grading of 0007 decreased $0.3 million from December 31, 2013 due to payoffs of $1.2 million and charge-offs of $0.4 million, offset in part by $1.2 million of loans (primarily one loan relationship) downgraded from 0006B to 0007 during the first six months of 2014.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

June 30, 2014	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$649	$282	$805	$—	$—	$—	$—	$1,736
Unpaid principal balance	660	386	1,230	652	—	—	—	2,928
Related allowance	11	104	425	652	—	—	—	1,192
With no related allowance recorded:
Recorded investment	$—	$223	$12,126	$235	$10	$—	$—	$12,594
Unpaid principal balance	—	223	12,126	235	10	—	—	12,594
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$649	$505	$12,931	$235	$10	$—	$—	$14,330
Unpaid principal balance	660	609	13,356	887	10	—	—	15,522
Related allowance	11	104	425	652	—	—	—	1,192

Average recorded investment during quarter	$703	$534	$14,631	$310	$16	$—	$—	$16,194
Interest income recognized while impaired during the period	$—	$4	$170	$—	$—	$—	$—	$174

December 31, 2013	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$201	$1,032	$19	$—	$—	$—	$1,252
Unpaid principal balance	—	277	1,569	49	—	—	—	1,895
Related allowance	—	76	537	30	—	—	—	643
With no related allowance recorded:
Recorded investment	$660	$263	$12,611	$218	$21	$—	$—	$13,773
Unpaid principal balance	660	263	12,611	218	21	—	—	13,773
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$660	$464	$13,643	$237	$21	$—	$—	$15,025
Unpaid principal balance	660	540	14,180	267	21	—	—	15,668
Related allowance	—	76	537	30	—	—	—	643

Average recorded investment during quarter	$767	$434	$13,503	$227	$31	$—	$—	$14,962
Interest income recognized while impaired during the period	$3	$8	$316	$—	$—	$—	$—	$329

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Nonaccrual loans	$6,794	$6,686	$6,403	$6,215	$8,231
Loans restructured in a troubled debt restructuring, nonaccrual	256	255	255	299	114
Total nonperforming loans (“NPLs”)	$7,050	$6,941	$6,658	$6,514	$8,345

Restructured loans, accruing	$8,472	$8,370	$9,009	$9,020	$3,959

During the quarter ended June 30, 2014, $0.1 million of nonaccrual loans were brought current, $0.1 million were charged off, $0.1 million were transferred to other real estate, and $0.4 million of pay downs were received on nonaccrual loans. Offsetting those decreases were $0.8 million of additions to nonaccrual loans. Restructured loans accruing interest increased during the second quarter of 2014 due to one loan of $0.1 million being restructured during the quarter involving a reduction of interest rate terms.

9.	Other Real Estate Owned, Net

Other real estate owned is summarized as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2014	2013

Beginning balance	$8,566	$14,334
Transfer of net realizable value to other real estate owned	75	696
Sale proceeds	(1,162)	(3,302)
Net gain from disposal of other real estate owned	43	128
Valuation allowance related to properties disposed	(646)	(1,382)
Total other real estate owned	6,876	10,474
Valuation allowance for losses	(1,823)	(2,921)
Total other real estate owned, net	$5,053	$7,553

Changes in the valuation allowance for losses on total other real estate owned were as follows (dollar amounts in thousands):

	For the six months ended June 30,
	2014	2013

Beginning balance	$2,268	$3,858
Provision charged to operations	201	445
Amounts related to properties disposed	(646)	(1,382)
Balance at end of period	$1,823	$2,921

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

10.	Income Taxes

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

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as management’s expectations of future performance. At June 30, 2014 and December 31, 2013, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset.

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
June 30, 2014

11.	Equity Investment

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Inc. (“UFS”), a data processing company. In addition to the ownership interest, the Bank and UFS have a common member on each of their respective Boards of Directors. The investment in this entity is carried on the Bank’s balance sheet under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations and increases the Bank’s investment. As dividends are received from UFS, the investment is reduced. The carrying value of the investment in UFS was $4.2 million at June 30, 2014 and $3.8 million at December 31, 2013. The book value of UFS was approximately $8,309 per share and $7,697 per share at June 30, 2014 and December 31, 2013, respectively.

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

	Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

		For the three months ended June 30,		For the six months ended June 30,
		2014	2013	2014	2013

	Balance at beginning of period	$906	$948	$967	$839
	Additions from loans sold with servicing retained	15	55	31	166
	Loan payments and payoffs	(25)	(38)	(45)	(91)
	Changes in valuation	(32)	(80)	(89)	(29)
	Fair value of MSRs at the end of period	$864	$885	$864	$885

	Unpaid principal balance of loans serviced for others was $123.4 million and $128.1 million at June 30, 2014 and June 30, 2013, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

13.	Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.5 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes are convertible into shares of common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to the five year anniversary of issuance, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount, along with accrued, but unpaid interest, of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. The outstanding principal balance at June 30, 2014 is $8.2 million. During the second quarter of 2014, $1.0 million of Convertible Notes were converted into 205,000 shares of the Company’s common stock at the option of the holder. Subsequent to June 30, 2014 an additional $3.8 million of Convertible Notes were converted into 760,000 shares of the Company’s common stock at the option of the holders.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

Changes in troubled debt restructurings for the six months ended June 30, 2014 are as follows (dollars in thousands):

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Total

Accruing
December 31, 2013	$—	$—	$9,009	$—	$—	$—	$9,009
Principal payments	—	—	(16)	(4)	—	—	(20)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	3	—	—	—	3
New restructured	—	—	111	27	—	—	138
Transferred out of TDRs	—	—	(658)	—	—	—	(658)
Transfers to nonaccrual	—	—	—	—	—	—	—
June 30, 2014	$—	$—	$8,449	$23	$—	$—	$8,472

Nonaccrual
December 31, 2013	$—	$—	$255	$—	$—	$—	$255
Principal payments	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	1	—	—	—	1
New restructured	—	—	—	—	—	—	—
Transfers to other real estate owned	—	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—	—
June 30, 2014	$—	$—	$256	$—	$—	$—	$256

Totals
December 31, 2013	$—	$—	$9,264	$—	$—	$—	$9,264
Principal payments	—	—	(16)	(4)	—	—	(20)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	4	—	—	—	4
New restructured	—	—	111	27	—	—	138
Transfers out of TDRs	—	—	(658)	—	—	—	(658)
Transfers to other real estate owned	—	—	—	—	—	—	–
June 30, 2014	$—	$—	$8,705	$23	$—	$—	$8,728

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

During the six months ended June 30, 2014, two loan balances totaling $0.1 million were transferred to restructured status. The larger of the two loans with a balance of $0.1 million was restructured as a reduction of interest rate terms. The smaller loan balance was restructured as an A/B split structure. Also during the six months ended June 30, 2014, a $0.7 million accruing restructured loan was removed from restructured status due to compliance with its restructured terms for a sufficient period of time, generally six months.

A summary of troubled debt restructurings as of June 30, 2014 and December 31, 2013 is as follows (dollar amounts in thousands):

	June 30, 2014		December 31, 2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Construction	—	$—	—	$—
Real estate – residential	—	—	—	—
Real estate – commercial	7	8,705	8	9,264
Commercial	1	23	—	—
Consumer	—	—	—	—
Tax exempt	—	—	—	—
Total	8	$8,728	8	$9,264

A summary of troubled debt restructurings as of June 30, 2014 by restructure type is as follows (dollar amounts in thousands):

	Accruing	Nonaccruing	Total
A/B Note Structure	$22	$—	$22
Payment schedule changes	6,371	256	6,627
Interest rate reduction	2,079	—	2,079
Total	$8,472	$256	$8,728

15.	Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	June 30, 2014	December 31, 2013

Commitments to fund unused home equity line loans	$61,054	$59,022
Commitments to fund 1-4 family loans	5,335	1,350
Commitments to fund residential real estate construction loans	3,517	2,549
Commitments unused on commercial lines of credit loans	156,201	156,177
Commitments unused on consumer lines of credit loans	9,293	9,110
Total commitments to extend credit	$235,400	$228,208
Financial standby letters of credit	$11,796	$9,898

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

The following sets forth management’s discussion and analysis of our consolidated financial condition at June 30, 2014 and December 31, 2013 and our consolidated results of operations for the three and six months ended June 30, 2014 and 2013. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In conjunction with our first quarter of 2014 purchase of the branch facility in Outagamie County, Wisconsin, $0.6 million of additional goodwill was recorded. As of June 30, 2014 the total balance of goodwill held on our balance sheet was $7.2 million. As of June 30, 2014, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and six month periods ended June 30, 2014 and 2013.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income, as reported	$2,159	$1,731	$4,224	$3,486
Earnings per share-basic, as reported	$0.27	$0.22	$0.54	$0.44
Earnings per share-diluted, as reported	$0.24	$0.19	$0.47	$0.38
Cash dividends declared per share	$0.07	$0.05	$0.14	$0.09

Return on average assets	0.88%	0.73%	0.88%	0.73%
Return on average equity	9.00%	7.31%	8.94%	7.45%
Efficiency ratio (1)	68.72%	68.46%	68.87%	67.78%

(1)    Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains, net gains on the sale of fixed assets, and net gain on sale of branches. A lower ratio indicates greater efficiency.

Net income of $2.2 million for the three months ended June 30, 2014 increased from net income of $1.7 million for the comparable period in 2013. Net interest income was $7.8 million for the quarter ended June 30, 2014 and $7.3 million for the comparable quarter last year, resulting from a $0.2 million increase in interest income and a $0.3 million reduction in interest expense. No PFLL was charged to operations for the second quarter of 2014, compared to the $0.6 million PFLL taken during the comparable quarter of 2013. Noninterest income decreased by $0.2 million in the second quarter of 2014 versus the comparable quarter of 2013, primarily related to a $0.3 million reduction in gains on the sale of loans offset in part by a $0.1 million increase in income related to our equity ownership in UFS. Noninterest expense was relatively unchanged at $7.0 million for the second quarter of 2014 compared to $6.7 million for the comparable quarter of 2013.

Net income of $4.2 million for the six months ended June 30, 2014 increased from net income of $3.5 million for the comparable period in 2013. Net interest income was $15.4 million for the six months ended June 30, 2014 and $14.7 million for the comparable period last year, resulting from a $0.1 million increase in interest income and a $0.6 million reduction in interest expense. No PFLL was charged to operations for the six month of 2014, compared to the $1.2 million PFLL taken during the comparable period of 2013. Noninterest income decreased by $0.7 million in the six months of 2014 versus the comparable period of 2013, primarily related to a $0.8 million reduction in gains on the sale of loans offset in part by a $0.1 million increase in income related to our equity ownership in UFS. Noninterest expense for the six months ended June 30, 2014 and 2013 was $13.8 million and $13.5 million, respectively. The increase resulted primarily from an increase in salaries and benefits of $0.4 million (4.5%) and an increase in other outside services of $0.2 million (63.0%) offset in part by a reduction in expenses relating to the collection of loans of $0.1 million (74.8%) and operation of other real estate of $0.3 million (45.5%).

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

Net interest income on a tax-equivalent basis was $8.1 million for the three months ended June 30, 2014, compared to $7.6 million for the same period in 2013. The increase for the second quarter of 2014 resulted primarily from a $0.3 million decrease in interest expense on interest-bearing liabilities and by a $0.2 million increase in interest income on interest-earning assets. Interest income increased to $9.1 million for the three months ended June 30, 2014 compared to $8.8 million for the same period in 2013. Contributing to the change was an increase in average earning assets to $896.3 million for the second quarter of 2014 compared to $860.1 million of average earning assets at June 30, 2013. However, the yield on average earning assets for the quarter ended June 30, 2014 decreased 7 bps to 4.05% compared to 4.12% for the same period in 2013 due to the average yield on loans declining 19 bps to 4.58% for the second quarter of 2014 from 4.77% for the same period in 2013. This was offset in part by increases in yields on both taxable and tax-exempt securities during the second quarter of 2014 compared to the second quarter of 2013.

Average interest-bearing liabilities for the three months ended June 30, 2014 increased to $750.2 million from $727.8 million for the same period in 2013 in addition to an increase of noninterest-bearing demand deposits to $125.1 million for the three months ended June 30, 2014 from $115.9 million for the comparable three month period in 2013.

The cost of average interest-bearing liabilities for the three months ended June 30, 2014 declined 16 bps to 0.51% from 0.67% for the same quarter of 2013. The reductions in the cost of interest-bearing liabilities resulted primarily from the maturity of higher cost term funding, both core and wholesale as well as the use of lower cost FHLB advances in the continued low rate environment.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread improved to 3.54% for the second quarter of 2014 from 3.45% for the second quarter of 2013, resulting from the 16 bp decrease in the cost of interest-bearing liabilities from 0.67% to 0.51% offset in part by the 7 bp decrease in the yield on earning assets from 4.12% to 4.05%.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the second quarter of 2014 was 3.63% compared to 3.55% from the same period in 2013.

For the three months ended June 30, 2014, average interest-earning assets increased $36.2 million (4.2%) from the same period in 2013. Increases in federal funds sold and interest-bearing due from financial institutions balances of $11.5 million (61.2%), and an increase of $37.6 million (6.3%) in average loans were partially offset by a $12.0 million (6.0%) decrease in average taxable securities and a slight reduction in tax exempt securities of $0.1 million.

Net interest income on a tax-equivalent basis was $15.9 million for the six months ended June 30, 2014, compared to $15.2 million for the same period in 2013. The increase for the six months of 2014 resulted primarily from a $0.6 million decrease in interest expense on interest-bearing liabilities and by a $0.1 million increase in interest income on interest-earning assets. Interest income increased to $17.8 million for the six months ended June 30, 2014 compared to $17.7 million for the same period in 2013. Contributing to the increase was a $6.7 million increase in average earning assets to $883.5 million for the six months ended June 30, 2014 compared to $876.8 million of average earning assets at June 30, 2013. However, the yield on average earning assets for the six months ended June 30, 2014 decreased 2 bps to 4.06% compared to 4.08% for the same period in 2013.

Average interest-bearing liabilities for the six months ended June 30, 2014 declined to $741.4 million from $744.5 million for the same period in 2013 offset in part with an increase of noninterest-bearing demand deposits to $122.6 million for the six months ended June 30, 2014 from $115.9 million for the comparable six month period in 2013.

The cost of average interest-bearing liabilities for the six months ended June 30, 2014 declined 17 bps to 0.51% from 0.68% for the same period in 2013. The reductions in the cost of interest-bearing liabilities during the first six months of 2014 compared to the same period in 2013 resulted primarily from the maturity of higher cost term funding, both core and wholesale as well as the use of lower cost FHLB advances in the continued low rate environment.

Interest rate spread improved to 3.56% for the first six months of 2014 compared to 3.40% for the same period in 2013, resulting primarily from the 18 bp decrease in the cost of interest-bearing liabilities from 0.68% to 0.50%, offset in part by the 2 bp decrease in the yield on earning assets from 4.08% to 4.06%.

Net interest margin for the six months ended June 30, 2014 was 3.64% compared to 3.50% from the same period in 2013.

For the six months ended June 30, 2014, average interest-earning assets increased $6.8 million from the same period in 2013. A $34.3 million (5.8%) increase in average loans was offset in part by decreases in average taxable securities of $17.2 million (8.4%), federal funds sold and interest-bearing due from financial institutions balances of $9.8 million (30.1%), and a slight reduction in tax exempt securities account for the change.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Interest-Earning Assets:
Loans (1,2)	$632,472	$7,229	4.58%	$594,883	$7,074	4.77%
Taxable securities	188,650	1,249	2.65%	200,698	1,179	2.35%
Tax exempt securities (1)	44,934	561	5.00%	45,805	563	4.92%
Federal funds sold and interest-bearing due from financial institutions	30,250	19	0.25%	18,705	15	0.32%
Total interest-earning assets	896,306	9,058	4.05%	860,091	8,831	4.12%
Noninterest earning assets	82,558			85,377
Total assets	$978,864			$945,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$593,265	406	0.27%	$633,865	691	0.44%
Customer repurchase agreements	38,903	24	0.24%	28,416	15	0.21%
Federal Home Loan Bank advances	93,716	241	1.03%	40,000	201	2.02%
Convertible promissory notes	8,175	213	10.44%	9,400	244	10.38%
Subordinated debentures	16,100	64	1.58%	16,100	66	1.63%
Total interest-bearing liabilities	750,159	948	0.51%	727,781	1,217	0.67%
Demand deposits	125,057			115,273
Accrued expenses and other liabilities	7,425			7,464
Stockholders’ equity	96,223			94,950
Total liabilities and stockholders’ equity	$978,864			$945,468
Net interest income		$8,110			$7,614
Interest rate spread (3)			3.54%			3.45%
Net interest margin (4)			3.63%			3.55%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Interest-Earning Assets:
Loans (1,2)	$628,527	$14,182	4.55%	$594,261	$14,170	4.81%
Taxable securities	187,280	2,499	2.67%	204,500	2,402	2.35%
Tax exempt securities (1)	45,034	1,126	5.00%	45,534	1,129	4.96%
Federal funds sold and interest-bearing due from financial institutions	22,693	29	0.26%	32,474	49	0.30%
Total interest-earning assets	883,534	17,836	4.06%	876,769	17,750	4.08%
Noninterest earning assets	83,288			85,967
Total assets	$966,822			$962,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$598,602	827	0.28%	$647,150	1,455	0.45%
Federal funds purchased	159	1	0.67%	—	—	0.00%
Customer repurchase agreements	41,643	50	0.24%	31,882	35	0.22%
Federal Home Loan Bank advances	76,224	414	1.10%	40,000	400	2.02%
Convertible promissory notes	8,685	452	10.41%	9,400	488	10.38%
Subordinated debentures	16,100	129	1.59%	16,100	133	1.65%
Total interest-bearing liabilities	741,413	1,873	0.50%	744,532	2,511	0.68%
Demand deposits	122,646			115,868
Accrued expenses and other liabilities	7,439			8,025
Stockholders’ equity	95,324			94,311
Total liabilities and stockholders’ equity	$966,822			$962,736
Net interest income		$15,963			$15,239
Interest rate spread (3)			3.56%			3.40%
Net interest margin (4)			3.64%			3.50%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$404	$(249)	$155
Taxable securities	(78)	148	70
Tax exempt securities	(11)	9	(2)
Federal funds sold and interest-bearing due from financial institutions	8	(4)	4
Total interest-earning assets	$323	$(96)	$227

Interest expense:
Total interest-bearing deposits	$(122)	$(163)	$(285)
Repurchase agreements/short-term borrowings	6	3	9
FHLB advances	174	(134)	40
Convertible promissory notes	(32)	1	(31)
Subordinated debentures	—	(2)	(2)
Total interest-bearing liabilities	$26	$(295)	$(269)
Net interest income	$297	$199	$496

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.6% for the three months ended June 30, 2014 improved from 91.0% for the three months ended June 30, 2013.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Interest income:
Loans	$735	$(723)	$12
Taxable securities	(217)	314	97
Tax exempt securities	(12)	9	(3)
Federal funds sold and interest-bearing due from financial institutions	(13)	(7)	(20)
Total interest-earning assets	$493	$(407)	$86

Interest expense:
Total interest-bearing deposits	$(272)	$(356)	$(628)
Repurchase agreements/short-term borrowings	13	3	16
FHLB advances	252	(238)	14
Convertible promissory notes	(37)	1	(36)
Subordinated debentures	—	(4)	(4)
Total interest-bearing liabilities	$(44)	$(594)	$(638)
Net interest income	$537	$187	$724

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

The ratio of average interest-earning assets to average total assets for the six months ended June 30, 2014 was 91.4%, increased from 91.1% for the same period in 2013.

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

There was no PFLL for the quarter ended June 30, 2014 compared to $0.6 million for the second quarter of 2013. There were three impairments totaling $0.9 million during the second quarter of 2014 on loans not previously identified as being impaired. Loan charge-offs for the three months ended June 30, 2014 and 2013 were $0.1 million and $0.2 million, respectively.

There was no PFLL for the six months ended June 30, 2014 compared to $1.2 million for the same period in 2013. Loan charge-offs for the six months ended June 30, 2014 and 2013 were $0.5 million and $1.9 million, respectively. Net annualized charge-offs to average loans improved to 0.07% for the six months ended June 30, 2014 compared to 0.52% for the same period in 2013. For the six months ended June 30, 2014, nonperforming loans increased by $0.4 million (5.9%) to $7.1 million from $6.7 million at December 31, 2013. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned” sections following for more information related to nonperforming loans.

Our management believes that the ALL at June 30, 2014 is appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and six month periods ended June 30, 2014 and 2013, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Six months ended
	June 30, 2014	June 30, 2013	% Change	June 30, 2014	June 30, 2013	% Change
Fees from fiduciary services	$252	$286	(11.9)%	$504	$537	(6.1)%
Fees from loan servicing	138	143	(3.5)%	300	293	2.4%
Service charges on deposit accounts	718	699	2.7%	1,349	1,326	1.7%
Other fee income	149	153	(2.6)%	315	316	(0.3)%
Financial services income	252	244	3.3%	518	557	(7.0)%
Net gains on sales of loans	126	440	(71.4)%	253	1,034	(75.5)%
Net change in valuation of mortgage servicing	(57)	(118)	51.7%	(134)	(120)	(11.7)%
Net gains from sale of securities	92	221	(58.4)%	161	209	(23.0)%
Gains from sale of fixed assets	5	5	0.0%	5	5	0.0%
Increase in cash surrender value of life insurance	124	91	36.3%	202	169	19.5%
Equity in income of UFS subsidiary	288	198	45.5%	582	433	34.4%
Other income	79	(3)	2,733.3%	127	99	28.3%
Total Noninterest Income	$2,166	$2,359	(8.2)%	$4,182	$4,858	(13.9)%

Noninterest income decreased $0.2 million (8.2%) for the three months ended June 30, 2014 versus the comparable period in 2013 primarily due to a decrease in gain from sale of loans of $0.3 million (71.4%) offset in part by an increase of $0.1 million (45.5%) in equity income of UFS subsidiary.

Included in the fees for other services to customers in noninterest income on our consolidated statements of operations are service charges on deposit accounts, other fee income and financial services income.

Noninterest income decreased $0.7 million (13.9%) for the six months ended June 30, 2014 versus the comparable period in 2013 primarily due to a decrease in gain on sale of loans of $0.8 million (75.5%) offset in part by an increase of $0.1 million (34.4%) in equity income of UFS subsidiary.

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and six months ended June 30, 2014 and 2013.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended			Six months ended
	June 30, 2014	June 30, 2013	% Change	June 30, 2014	June 30, 2013	% Change
Salaries and employee benefits	$4,389	$3,908	12.3%	$8,456	$8,093	4.5%
Occupancy	514	483	6.4%	1,074	1,007	6.7%
Equipment	341	294	16.0%	654	589	11.0%
Data processing and courier	195	213	(8.5)%	403	420	(4.0)%
Operation of other real estate owned	141	364	(61.3)%	307	563	(45.5)%
Business development and advertising	171	190	(10.0)%	309	347	(11.0)%
Charitable contributions	14	16	(12.5)%	29	34	(14.7)%
Stationery and supplies	147	112	31.3%	252	214	17.8%
Director fees	97	93	4.3%	196	187	4.8%
FDIC insurance	151	178	(15.2)%	300	369	(18.7)%
Legal and professional	152	168	(9.5)%	329	343	(4.1)%
Loan and collection	18	52	(65.4)%	37	147	(74.8)%
Other outside services	291	185	57.3%	626	384	63.0%
Other operating expenses	373	423	(11.8)%	790	790	0.0%
Total Noninterest Expense	$6,994	$6,679	4.7%	$13,762	$13,487	2.0%

Total noninterest expense increased to $7.0 million for the three-month period ended June 30, 2014 from $6.7 million for the comparable period ended June 30, 2013. The noninterest expense to average assets ratio was 2.9% for the three months ended June 30, 2014 compared to 2.8% for the same period in 2013.

Total noninterest expense increased to $13.8 million for the six months ended June 30, 2014 from $13.5 million for the comparable period ended June 30, 2013. The noninterest expense to average assets ratio was 2.9% for the six months ended June 30, 2014 compared to 2.8% for the same period in 2013.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was at 2.0% for the three months ended June 30, 2014 compared to 1.8% for the three months ended June 30, 2013. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, and land held for sale). The efficiency ratio rose slightly from 68.5% for the quarter ended June 30, 2013 to 68.7% for the quarter ended June 30, 2014, and from 67.8% for the six months ended June 30, 2013 to 68.9% for the six months ended June 30, 2014.

Salaries and employee benefits were $8.5 million for the six months ended June 30, 2014, compared to $8.1 million for the six months ended June 30, 2013. Although the number of full-time equivalent employees decreased from 264 at June 30, 2013 to 258 at June 30, 2014 primarily related to the closing of three branches in the second and fourth quarters of 2013, these salary and benefit reductions were offset in part by the purchase of one additional branch in the first quarter of 2014 and investment in additional, higher compensated personnel in key areas of the bank. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2014 salary expense is $0.2 million of expense related to our long-term equity incentive plan and $0.2 million related to our performance-based incentive program.

Included in noninterest expense are FDIC insurance premiums of $0.3 million for the six months ended June 30, 2014 compared to $0.4 million for the same period a year ago, a decrease of $0.1 million. This decrease is attributable to a reduction by the FDIC in the assessment rate applied in the calculation of our premium reflecting our improved financial health and asset quality. Other outside services increased $0.2 million from $0.4 million for the six months ended June 30, 2013 to $0.6 million for the comparable period this year, primarily resulting from fees associated with cost, revenue and efficiency studies and fees incurred in connection with our NASDAQ Stock Market LLC presence and $0.1 million of cancellation costs associated with termination of a data processing contract.

Income Taxes:

We recorded an income tax expense of $0.9 million for the three months ended June 30, 2014 versus an expense of $0.7 million for the same period in 2013. The increase in tax expense is primarily attributable to a year-over-year increase in pre-tax income for the second quarter of 2014 versus the comparable period of 2013. The effective tax rate for the three months ended June 30, 2014 decreased to 28.5% compared to 28.7% for the same period in 2013.

Income tax expense recorded for the six months ended June 30, 2014 was $1.6 million compared to $1.4 million for the same period in 2013. The increase in tax expense is primarily attributable to an increase in pre-tax income for the first six months of 2014 versus the same period in 2013. The effective tax rate for the six months ended June 30, 2014 and 2013 was 27.9% and 28.5%, respectively.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and other real estate owned valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At June 30, 2014, we determined that no valuation allowance was required to be taken against our net deferred income tax assets. We assess the amount of tax benefits we may realize in future periods in determining the necessity for any valuation allowance.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

	June 30, 2014	December 31, 2013	Percent Change

Amount of Loans by Type:
Real estate-mortgage:
Commercial	$291,031	$287,815	1.1%
1-4 family residential
First liens	102,257	97,859	4.5%
Junior liens	6,116	6,269	(2.4)%
Home equity	38,228	38,270	(0.1)%
Commercial, financial and agricultural	129,936	125,290	3.7%
Real estate-construction	38,047	36,948	3.0%
Installment
Credit cards and related plans	1,332	1,307	1.9%
Other	4,833	5,188	(6.8)%
Obligations of states and political subdivisions	18,420	19,435	(5.2)%
Less: Deferred origination fees, net of costs	(378)	(421)	10.2%
Less: Allowance for loan losses	(7,443)	(7,658)	2.8%
Total	$622,379	$610,302	2.0%

Net loans increased $12.1 million (2.0%) from $610.3 million at December 31, 2013 to $622.4 million at June 30, 2014. In addition to originating loans, we buy and sell loan participations with other financial institutions located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market that represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines and represent $56.7 million and $45.6 million in loan balances outstanding at June 30, 2014 and December 31, 2013, respectively.

Real estate-mortgage, 1-4 family first lien loans totaled $102.3 million at June 30, 2014, an increase of $4.4 million (4.5%) from December 31, 2013. Commercial, financial and agricultural loans totaled $129.9 million at June 30, 2014, an increase of $4.6 million (3.7%) from December 31, 2013. Both categories of loans have been an area of emphasis during the first six months of 2014 as we attempt to attain overall loan growth without significant increases in commercial real estate loans, which totaled $291.0 million at June 30, 2014 and comprised 46.8% of our loan portfolio, down from $287.8 million, or 47.2% of our loan portfolio, at December 31, 2013.

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

The ALL at June 30, 2014 was $7.4 million, compared to $7.7 million at December 31, 2013. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

NONPERFORMING ASSETS
(Dollars amounts in thousands)

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Nonperforming Assets:
Nonaccrual loans	$6,794	$6,686	$6,403	$6,215	$8,231
Nonaccrual loans, restructured	256	255	255	299	114
Total nonperforming loans (“NPLs”)	$7,050	$6,941	$6,658	$6,514	$8,345
Other real estate owned, net	5,053	5,479	6,298	6,884	7,553
Total nonperforming assets (“NPAs”)	$12,103	$12,420	$12,956	$13,398	$15,898
Restructured loans, accruing(1)	$8,472	$8,370	$9,009	$9,020	$3,959

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	17.17x	8.94x	2.63x	2.21x	2.84x
NCOs to average loans (annualized)	0.07%	0.13%	0.48%	0.60%	0.52%
ALL to total loans	1.18%	1.18%	1.24%	1.29%	1.47%
NPLs to total loans	1.12%	1.10%	1.08%	1.06%	1.39%
NPAs to total assets	1.20%	1.27%	1.30%	1.36%	1.68%
ALL to NPLs	105.58%	107.37%	115.02%	121.19%	105.73%

(1) Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the quarter ended June 30, 2014, other real estate owned declined by $0.4 million. Contributing to the decrease in other real estate owned, $0.5 million of such real estate was sold during the second quarter of 2014 with $0.1 million in write-downs taken. Two properties totaling $0.1 million were transferred into other real estate owned during the quarter ended June 30, 2014.

Restructured loans accruing at June 30, 2014 were $8.5 million. No accruing restructured loans were transferred to nonaccrual during the second quarter of 2014. One restructured loan with modified terms totaling $0.7 million was transferred out of the restructured loan category during the six months ended June 30, 2014 as a result of it complying with the modified terms for a sufficient period of time, generally six months, whereas one loan for less than $0.1 million was added to the restructured loans accruing category during the three months ended June 30, 2014.

The following table presents an analysis of our past due loans, excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Secured by real estate	$2,026	$1,553	$1,039	$2,621	$3,346
Commercial and industrial loans	222	130	15	707	700
Loans to individuals	29	16	26	16	24
Total	$2,277	$1,699	$1,080	$3,344	$4,070

Percentage of total loans	0.36%	0.27%	0.17%	0.55%	0.69%

As reflected above, loan balances 30-89 days past due have decreased $1.8 million when compared to June 30, 2013, but increased $1.2 million from December 31, 2013. In the six months from June 30, 2013 to December 31, 2013, the $3.0 million reduction in past due loans resulted from $1.2 million of past due loans moved to non-accrual and $2.4 million of loans brought current, offset by $0.8 million of loans that became 30-89 days past due. From December 31, 2013 to June 30, 2014, $0.8 million of these loans were brought current but $2.1 million of additional loans, representing no individually significant relationship, became past due 30-89 days.

Information regarding other real estate owned is as follows:

	Six months ended June 30, 2014	Twelve months ended December 31, 2013	Six months ended June 30, 2013

Beginning balance	$8,566	$14,334	$14,334
Transfer of loans to other real estate owned	75	1,606	696
Sales proceeds, net	(1,162)	(5,040)	(3,302)
Net gain from sale of other real estate owned	43	202	128
Valuation allowance recovered upon disposition of other real estate owned	(646)	(2,536)	(1,382)
Total other real estate owned, net	6,876	8,566	10,474
Valuation allowance for losses	(1,823)	(2,268)	(2,921)
Total other real estate owned, net	$5,053	$6,298	$7,553

VALUATION ALLOWANCE ON OTHER REAL ESTATE OWNED

	Six months ended June 30, 2014	Twelve months ended December 31, 2013	Six months ended June 30, 2013

Beginning balance	$2,268	$3,858	$3,858
Provision charged to operations	201	946	445
Valuation allowance recovered upon disposition of other real estate owned	(646)	(2,536)	(1,382)
Ending balance	$1,823	$2,268	$2,921

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At June 30, 2014, the investment portfolio comprising investment securities available for sale (“AFS”) decreased $14.3 million (6.5%) to $206.3 million compared to $220.6 million at December 31, 2013. At June 30, 2014, the AFS investment portfolio represented 20.5% of total assets compared to 22.1% at December 31, 2013. For the six months ended June 30, 2014, principal payments of $16.3 million were received on investments, including $2.0 million from the maturity of a security. For the six months ended June 30, 2014, we purchased $4.0 million of AFS securities and sold $3.8 million of AFS securities at a $0.2 million gain. Additionally, securities decreased by $0.8 million due to net amortization of premiums and discounts originated at the time the securities were purchased and a $2.4 million increase in the market value of the AFS investment portfolio during the six months ended June 30, 2014.

At June 30, 2014, the held to maturity (“HTM”) investment portfolio comprised two securities totaling $20.7 million versus one security classified as HTM totaling $10.3 million at December 31, 2013.

We closely monitor securities we hold in both our investment portfolios that remain in an unrealized loss position for twelve months or greater. There were no unrealized losses at June 30, 2014 in the HTM securities portfolio. Total gross unrealized losses on AFS securities in such a loss position for twelve months or greater were $1.0 million at June 30, 2014, representing 76.7% of total gross unrealized securities losses. AFS securities in such a loss position for twelve months or greater represented 14.9% of the total AFS investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At June 30, 2014 and December 31, 2013, we did not hold securities of any one issuer, other than the Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), or United States Department of Veterans Affairs (“VA”), each an agency or corporation of the United States government, in an amount greater than 10% of our stockholders’ equity. As of June 30, 2014, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 22.0% of the total amount invested in residential mortgage-backed securities.

Deposits:

Total deposits at June 30, 2014 decreased $8.0 million (1.1%) from $744.2 million at December 31, 2013 to $736.2 million at June 30, 2014. The decrease for the six months was a result of an $11.6 million (3.5%) decrease in our savings deposits and a decrease of $2.7 million (1.8%) in our time deposits during the six months ended June 30, 2014, offset in part by an increase in our non-interest bearing demand deposits of $6.3 million (2.4%) for the period. Total interest-bearing deposits decreased $19.0 million (3.1%) and non-interest-bearing deposits increased $11.0 million (8.6%) from December 31, 2013 to June 30, 2014. During the six months ended June 2014, we did not hold any traditional brokered certificates of deposits, but we held $9.4 million of NOW balances that were considered brokered deposits. These balances have increased $1.4 million since December 31, 2013. Deposits where our customers direct their funds with us to be exchanged with deposits of another participating institution through a depository network (“Reciprocal Deposits”) are considered brokered deposits. At June 30, 2014 we held $1.9 million of such Reciprocal Deposits, a decrease of $1.6 million from December 31, 2013.

We continue to focus on expanding and retaining customer relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the FHLB and through the discount window at the Federal Reserve.

Other Funding Sources:

Securities sold under agreements to repurchase decreased $17.7 million (30.2%) from $58.5 million at December 31, 2013 to $40.8 million at June 30, 2014. We did not have any federal funds purchased at either June 30, 2014 or December 31, 2013. The decline in repurchase agreements during the second quarter of 2014 is due to usual fluctuations relating to a significant commercial customer. These fluctuations are consistent with declines in cash balances during the same period.

FHLB advances were $99.0 million at June 30, 2014, up from $66.7 million at December 31, 2013 due to $50.3 million of new FHLB advances during the six months ended June 30, 2014 offset by maturity of $18.0 million of prior advances. During the second quarter of 2014, only $15 million of new FHLB advances were taken. During the second quarter of 2014, $0.6 million of FHLB stock was required to be purchased in order to facilitate the taking of these advances. Subsequent to June 30, 2014, $18.0 million of fixed rate FHLB advances matured and were not renewed. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand. FHLB continues to be available as a source of borrowing for future funding needs as we manage our liquidity needs. During the fourth quarter of 2013 and the first half of 2014 we utilized FHLB advances of varying terms and maturities to maximize and enhance our net interest margin. At June 30, 2014, $52.5 million of the $99.0 million FHLB advances outstanding were fixed rate while $46.5 million were variable rate. Additionally, we have committed to take $20.0 million of fixed rate advances, at rates already determined in the next twelve months to replace $20.0 million of variable rate advances maturing in that same period.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At June 30, 2014, the interest rate on these securities was 1.58%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. At June 30, 2014, we are current on all interest payments on the TruPS.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding as of June 30, 2014 was $8.2 million and December 31, 2013 was $9.4 million.

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

The following table summarizes our significant contractual obligations and commitments at June 30, 2014:

CONTRACTUAL OBLIGATIONS

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total

Certificates of deposit and other time deposit obligations	$110,845	$38,425	$3,158	$—	$152,428
Repurchase agreements	40,770	—	—	—	40,770
Federal Home Loan Bank advances	50,800	19,700	17,985	10,500	98,985
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	32,715	65,430	19,084	—	117,229
Total	$235,130	$123,555	$40,227	$26,600	$425,512

The Convertible Notes are not reflected in the preceding table as we expect all of the Convertible Notes outstanding at June 30, 2014 to be converted to common stock, with no outlay of cash, on or before April 1, 2015.

Off- Balance Sheet Arrangements:

We do not use interest rate contracts (i.e. swaps), forward loans sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of June 30, 2014, and 2013 in the amount of $247.2 million and $237.7 million, respectively. These are further explained in Note 15 of the Notes to Consolidated Financial Statements.

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

Maturing investments have historically been a primary source of liquidity. For the six months ended June 30, 2014, principal payments totaling $14.3 million were received on investments as well as $2.0 million from maturities. We purchased $14.4 million in investments in the same period. Approximately 8.3%, or $13.0 million, of the mortgage-backed securities outstanding at June 30, 2014 were issued and guaranteed by GNMA, the VA or the FHA; agencies of the United States government. An additional 79.3%, or $124.7 million, of the mortgage-backed securities outstanding at June 30, 2014 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, and comprised approximately 12.4%, or $19.6 million, of the outstanding mortgage-backed securities at June 30, 2014. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the June 30, 2014 unaudited consolidated statements of cash flows, resulted in $21.7 million of cash outflow during the first six months of 2014 but increases in deposits during the second quarter of 2014 resulted in a $14.9 million cash inflow since end of the first quarter of 2014. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered certificates of deposit was eliminated by September 30, 2013, due to our decision not to renew brokered certificate of deposits in 2013. However we have $9.4 million in brokered NOW accounts at June 30, 2014 compared to $8.0 million of such deposits at December 31, 2013. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $174.8 million, or 27.7% of total loans, maturing within one year of June 30, 2014. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at June 30, 2014, securities sold under agreements to repurchase totaled $40.8 million compared to $58.4 million at the end of 2013. Securities sold under agreements to repurchase are obtained from a base of business customers. The decline in such repurchase agreements from December 31, 2013 to June 30, 2014 is primarily due to usual fluctuations relating to a significant commercial customer. These fluctuations are consistent with changes in cash balances between December 31, 2013 and June 30, 2014. Short-term and long-term borrowings from the FHLB are another source of funds and totaled $99.0 million and $66.7 million at June 30, 2014 and December 31, 2013, respectively. During the fourth quarter of 2013 and the first quarter of 2014, we utilized FHLB advances of varying terms and maturities, to maximize and manage our net interest margin.

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

Capital Resources:

Stockholders’ equity at June 30, 2014 and December 31, 2013 was $97.1 million and $93.9 million, respectively, reflecting an increase of $3.2 million (3.4%) during the first six months of 2014. The increase in stockholders’ equity primarily resulted from net income of $4.2 million and an increase in comprehensive income of $1.5 million for the six months, and the conversion of debentures during the first half of 2014 of $1.2 million, partially offset by cash dividends of $1.1 million and the repurchase of 228,500 common shares during the first half of 2014 for $2.8 million under the Repurchase Program (the “Repurchase Program”) approved by our Board of Directors on May 23, 2013. Dividends of $0.14 per share were declared and paid during the six months ended June 30, 2014. The ratio of stockholders’ equity to assets was 9.7% and 9.4% at June 30, 2014 and December 31, 2013, respectively.

In July of 2014, we declared an $0.08 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion and regulatory compliance.

On May 23, 2013, our board of directors approved the Repurchase Program, which was designed to allow us to proactively manage our capital position and return excess capital to shareholders. Pursuant to the Repurchase Program, we may buy up to 400,000 shares of our common stock, representing approximately 5.0% of our outstanding common shares. During the second quarter of 2014, we repurchased 92,000 shares pursuant to the Repurchase Program. See Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report for details of the stock repurchases during the quarter. On April 15, 2014, our board of directors approved an amendment to and extension of the Repurchase Program to authorize the repurchase of up to an additional 400,000 shares and extended the time period for the Repurchase Program through May 30, 2015.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines that banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At June 30, 2014, we maintained capital in excess of the minimum ratios required to be categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule, Basel III, implements the reforms proposed by the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and will increase minimum requirements as to the quantity and quality of capital required to be held by banking organizations. We are in the process of evaluating the full impact of the new regulation to which we will be subject beginning January 1, 2015, but believe we would be considered “well capitalized” under the new regulation if it were in effect as of June 30, 2014.

The total capital ratios for the previous four quarters are as follows:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Company	16.35%	16.16%	16.71%	16.54%
Bank	16.19%	15.94%	16.30%	16.18%

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

The following tables present our and the Bank’s capital ratios as of June 30, 2014 and December 31, 2013:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of June 30, 2014
Total Capital (to Risk-Weighted Assets)
Company	$116,531	16.35%	$57,010	8.00%	$	N/A	N/A
Bank	115,264	16.19%	56,972	8.00%		71,215	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$100,913	14.16%	$28,505	4.00%	$	N/A	N/A
Bank	107,821	15.14%	28,486	4.00%		42,729	6.00%
Tier 1 Capital (to Average Assets)
Company	$100,913	10.41%	$38,765	4.00%	$	N/A	N/A
Bank	107,821	11.21%	38,774	4.00%		48,467	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
Company	$116,195	16.71%	$55,616	8.00%	$	N/A	N/A
Bank	113,254	16.30%	55,571	8.00%		69,464	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$99,137	14.26%	$27,808	4.00%	$	N/A	N/A
Bank	105,596	15.20%	27,786	4.00%		41,678	6.00%
Tier 1 Capital (to Average Assets)
Company	$99,137	10.48%	$37,834	4.00%	$	N/A	N/A
Bank	105,596	11.16%	37,836	4.00%		47,295	5.00%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is interest rate risk. Interest rate risk is the risk that our earnings and capital will be adversely affected by changes in interest rates. Historically, we have not used derivatives to mitigate our interest rate risk.

Our earnings are derived from the operations of our direct and indirect subsidiaries with particular reliance on net interest income, calculated as the difference between interest earned on loans and investments and the interest expense paid on deposits and other interest-bearing liabilities, including advances from FHLB, convertible promissory notes and subordinated debentures. Like other financial institutions, our interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Federal Reserve. Changes in the economic environment may influence, among other matters, the growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Fluctuations in interest rates are not predictable or controllable.

As of June 30, 2014, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2013, as described in our 2013 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bp and 200 bp increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at June 30, 2014.

INTEREST SENSITIVITY

	Change in Net Interest Income Over One Year Horizon

	At June 30, 2014		At December 31, 2013
	Dollar change (in thousands)	Percentage change	Dollar change (in thousands)	Percentage change
Change in levels of interest rates
+200 bp	$(269)	(0.9)%	$(1,623)	(5.2)%
+100 bp	(280)	(0.9)%	(1,262)	(4.0)%
Base	—	—	—	—
-100 bp	(1,166)	(3.8)%	(1,013)	(3.3)%
-200 bp	(1,756)	(5.8)%	(1,812)	(5.8)%

As shown above, at June 30, 2014, the effect of an immediate 200 bp increase in interest rates would have decreased our net interest income by $0.3 million or 0.9% versus by $1.6 million or 5.2% at December 31, 2013. The decrease in the impact of an immediate 200 bp increase in interest rates from December 31, 2013 to June 30, 2014 was the reevaluation of the interest sensitivity of interest-bearing deposit liabilities. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $1.8 million or 5.8% consistent with $1.8 million or 5.8% at December 31, 2013. It is projected that rates paid on interest-bearing liabilities in the current low interest rate environment have less ability to continue to decline compared to interest-earning assets. However, a 200 bp reduction in rates is not considered realistic given the low interest rate environment that currently exists. An interest rate floor of zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2014, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. We repurchased 92,000 shares of our common stock during the second quarter of 2014 at an average price of $12.54 per share. A total of 391,500 shares have been purchased since May 23, 2013 at an average price of $11.66 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2014	15,000	$12.57	15,000	485,500
May 1 - May 31, 2014	60,000	12.53	60,000	425,500
June 1 – June 30, 2014	17,000	12.57	17,000	408,500
Three Months Ended June 30, 2014	92,000	12.54	92,000
Six Months Ended June 30, 2014	228,500	12.51	228,500	408,500
Since May 23, 2013	391,500	$11.66	391,500	408,500

On May 23, 2013, our Board of Directors approved the Repurchase Program, which authorized us to repurchase up to 400,000 shares of our stock through May 30, 2014. We repurchased 10,000, 143,000 and 10,000 shares on the open market during the second, third and fourth quarters of 2013 at an average price of $9.95, $10.45 and $11.31 per share respectively.

(1)

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

BAYLAKE CORP.

Date:	August 1, 2014	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	August 1, 2014	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer