Form 10-Q
period 2014-09-30
BAYLAKE CORP
filed 2014-11-12
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of November 12, 2014 was 9,120,821 shares.

BAYLAKE CORP.
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2014 (unaudited) and December 31, 2013
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$52,638	$76,179
Federal funds sold	1,643	63
Securities held to maturity, at amortized cost	25,643	10,275
Securities available for sale, at fair value	198,735	220,608
Loans held for sale	484	1,360
Loans, net of allowance of $7,058 at September 30, 2014 and $7,658 at December 31, 2013	624,465	610,302
Cash surrender value of life insurance	23,492	23,401
Premises and equipment, net	20,377	19,714
Premises and equipment held for sale	844	844
Federal Home Loan Bank stock	4,238	3,598
Other real estate owned, net	4,987	6,298
Goodwill	7,222	6,641
Deferred income taxes, net	5,151	6,636
Accrued interest receivable	3,040	2,506
Other assets	9,526	8,351
Total Assets	$982,485	$996,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$152,932	$127,940
Interest-bearing	600,071	616,272
Total Deposits	753,003	744,212

Federal Home Loan Bank advances	54,470	66,700
Repurchase agreements	45,275	58,448
Subordinated debentures	16,100	16,100
Convertible promissory notes	4,375	9,400
Accrued expenses and other liabilities	7,349	8,035
Total Liabilities	880,572	902,895

Commitments and Contingencies - Note 15

Common stock, $5 par value, authorized 50,000,000 shares; Issued-9,232,834 shares at September 30, 2014 and 8,194,010 shares at December 31, 2013; Outstanding-8,590,821 shares at September 30, 2014 and 7,809,997 shares at December 31, 2013	46,164	40,970
Additional paid-in capital	12,561	12,371
Retained earnings	49,611	44,719
Treasury stock 642,013 shares at September 30, 2014 and 384,013 shares at December 31, 2013	(8,487)	(5,256)
Accumulated other comprehensive income	2,064	1,077
Total Stockholders’ Equity	101,913	93,881
Total Liabilities and Stockholders’ Equity	$982,485	$996,776

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Months ended September 30, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST AND DIVIDEND INCOME
Loans, including fees	$6,862	$6,978	$20,898	$20,997
Taxable securities	1,269	1,244	3,768	3,646
Tax exempt securities	377	370	1,120	1,116
Federal funds sold	33	23	62	73
Total Interest and Dividend Income	8,541	8,615	25,848	25,832
INTEREST EXPENSE
Deposits	400	575	1,226	2,030
Repurchase agreements	24	20	74	55
Federal Home Loan Bank advances and other debt	175	170	589	570
Subordinated debentures	65	67	194	200
Convertible promissory notes	119	244	571	732
Total Interest Expense	783	1,076	2,654	3,587
Net interest income before provision for loan losses	7,758	7,539	23,194	22,245
Provision for loan losses	—	200	—	1,400
Net interest income after provision for loan losses	7,758	7,339	23,194	20,845
NONINTEREST INCOME
Fees from fiduciary activities	287	251	791	788
Fees from loan servicing	133	146	433	439
Fees from financial services to customers	281	289	799	847
Fees for other services to customers	1,003	895	2,667	2,536
Net gain on sale of loans	199	271	452	1,305
Net change in valuation of mortgage servicing rights	3	72	(131)	(48)
Net realized gain on sale of securities	71	—	232	209
Net gains (losses) on sale of premises and equipment	(4)	(1)	1	4
Increase in cash surrender value of life insurance	85	76	287	245
Income in equity of UFS subsidiary	299	249	881	682
Other income (losses)	(28)	78	99	177
Total Noninterest Income	2,329	2,326	6,511	7,184
NONINTEREST EXPENSE
Salaries and employee benefits	3,630	4,202	12,086	12,295
Occupancy expense	544	502	1,618	1,509
Equipment expense	328	296	982	885
Data processing and courier expense	222	213	625	633
FDIC insurance expense	156	176	456	545
Operation of other real estate	339	(29)	646	534
Loan and collection expense	6	37	43	184
Other outside services	250	215	876	599
Other operating expenses	1,033	862	2,938	2,777
Total Noninterest Expense	6,508	6,474	20,270	19,961
Income before provision for income taxes	3,579	3,191	9,435	8,068
Provision for income taxes	1,122	986	2,754	2,377
Net Income	$2,457	$2,205	$6,681	$5,691
Basic earnings per share	$0.29	$0.28	$0.82	$0.72
Diluted earnings per share	$0.26	$0.24	$0.73	$0.62
Cash dividends paid per share	$0.08	$0.06	$0.22	$0.15

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Three and Nine Months ended September 30, 2014 and 2013
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$2,457	$2,205	$6,681	$5,691
Other comprehensive income (losses), net of tax
Unrealized gains (losses) on securities
Net unrealized holding gains (losses) arising during the period	1,695	(2,350)	1,856	(6,380)
Less: reclassification adjustment for gains included in net income	(71)	—	(232)	(209)
Tax effect	318	922	(637)	2,609
Other comprehensive income (loss)	1,942	(1,428)	987	(3,980)
Comprehensive income	$4,399	$777	$7,668	$1,711

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Nine Months ended September 30, 2014
(Dollar amounts in thousands, except share data)

	Common Stock		Additional	Retained	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity

Balance, January 1, 2014	7,809,997	$40,970	$12,371	$44,719	$(5,256)	$1,077	$93,881
Net income	—	—	—	6,681	—	—	6,681
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	1,856	1,856
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(232)	(232)
Tax effect	—	—	—	—	—	(637)	(637)
Total comprehensive income							7,668
Purchase of treasury stock	(258,000)	—	—	—	(3,231)	—	(3,231)
Stock-based compensation expense recognized, net	—	—	262	—	—	—	262
Vesting of RSUs	32,267	161	(161)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	92	—	—	—	92
Exercise of stock options	1,557	8	(1)	—	—	—	7
Tax benefit from exercise of stock options/RSUs	—	—	3	—	—	—	3
Forfeiture of stock options/RSUs not exercised	—	—	(7)	—	—	—	(7)
Tax benefit from forfeiture of unexercised stock options/RSUs	—	—	2	—	—	—	2
Conversion of debentures	1,005,000	5,025					5,025
Cash dividends - ($0.22 per share)	—	—	—	(1,789)	—	—	(1,789)
Balance, September 30, 2014	8,590,821	$46,164	$12,561	$49,611	$(8,487)	$2,064	$101,913

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months ended September 30, 2014 and 2013
(Dollar amounts in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$6,681	$5,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	982	967
Amortization of debt issuance costs	26	26
Amortization of core deposit intangible	15	—
Provision for loan losses	—	1,400
Net amortization of premium/discount on securities	1,208	1,966
Increase in cash surrender value of life insurance	(287)	(245)
Net realized gain on sale of securities	(232)	(209)
Net gain on sale of loans	(452)	(1,305)
Proceeds from sale of loans held for sale	22,232	64,019
Origination of loans held for sale	(20,955)	(62,560)
Change in valuation of mortgage servicing rights, net of payments and payoffs	131	48
Provision for valuation allowance on other real estate owned	508	483
Net gains on sale of premises and equipment	(1)	(4)
Net gain on disposals of other real estate owned	(48)	(196)
Provision for deferred income tax expense	848	1,872
Stock-based compensation expense	262	218
Forfeiture of options not exercised and RSUs not vested	(7)	—
Tax expense (benefit) from exercise/forfeiture of options	5	(4)
Income in equity of UFS subsidiary	(881)	(682)
Changes in assets and liabilities:
Return of prepaid FDIC assessment	—	358
Accrued income taxes	11	1,094
Accrued interest receivable and other assets	(1,088)	(245)
Income tax refund	(173)	(316)
Accrued expenses and other liabilities	(741)	693
Net cash provided by operating activities	8,044	13,069

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	4,588	3,937
Principal payments on securities available for sale	22,349	41,301
Purchase of securities held to maturity	(15,456)	—
Purchase of securities available for sale	(4,328)	(39,328)
Purchase of FHLB stock	(640)	—
Proceeds from sale of other real estate owned	1,437	4,378
Proceeds from sale of premises and equipment	82	7
Proceeds from life insurance death benefit	196	—
Loan originations and payments, net	(14,746)	(20,342)
Additions to premises and equipment	(776)	(676)
Net change in federal funds sold	(1,580)	(1,861)
Dividend from UFS subsidiary	417	305
Net cash provided by purchase of branch	12,086	—
Net cash provided by (used in) investing activities	3,629	(12,279)

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months ended September 30, 2014 and 2013
(Dollar amounts in thousands)

	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(4,890)	$(44,209)
Net change in repurchase agreements	(13,173)	18,334
Repayments on Federal Home Loan Bank advances	(62,530)	(15,000)
Proceeds from Federal Home Loan Bank advances	50,300	—
Tax benefit from vesting of restricted stock units	92	47
Proceeds from exercise of stock options	7	18
Purchase of treasury stock	(3,231)	(1,594)
Cash dividends paid	(1,789)	(1,193)
Net cash used in financing activities	(35,214)	(43,597)
Net change in cash	(23,541)	(42,807)

Beginning cash	76,179	109,621
Ending cash	$52,638	$66,814

Supplemental cash flow information:
Interest paid	$2,762	$3,691
Income taxes paid (refunded), net	1,977	(316)
Supplemental noncash disclosure:
Transfers from loans to other real estate owned	$586	$1,037
Transfers from premises and equipment to other real estate owned	—	36
Mortgage servicing rights resulting from sale of loans	51	205
Conversion of debentures to equity	5,025	—

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

1.

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiaries Baylake Bank (the “Bank”) and Admiral Asset Management, LLC (“Admiral”), and the Bank’s wholly owned subsidiary, Baylake Investments, Inc. In the fourth quarter of 2013, the Company capitalized Admiral, a registered investment advisory subsidiary to provide investment advisory services in addition to those offered by the Bank. All significant intercompany items have been eliminated. The accompanying interim consolidated financial statements should be read in conjunction with the 2013 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three and nine month periods ending September 30, 2014 and 2013 necessary to make the consolidated financial information not misleading. The consolidated results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events to November 12, 2014, the date the interim consolidated financial statements were issued, and determined that all subsequent events have been recognized and disclosed in the accompanying financial statements through the date of this report.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013		2014		2013
(Numerator):
Net income available to common stockholders	$2,457	$2,205		$6,681		$5,691
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	72	148		347		445
Income available to common stockholders plus assumed conversions	$2,529	$2,353		$7,028		$6,136

(Denominator):
Weighted average number of common shares outstanding-basic	8,611,631	7,890,638		8,101,490		7,932,851
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options (1)	45,427	32,145		44,379		26,506
Dilutive effect of restricted stock units	32,238	38,071	(2)	35,977	(3)	36,434	(3)
Dilutive effect of convertible promissory notes (4) (5)	875,000	1,880,000		1,446,465		1,880,000
Dilutive potential common shares	952,665	1,950,216		1,526,821		1,942,940
Adjusted weighted-average shares	9,564,296	9,840,854		9.628.311		9,875,791

Basic Earnings Per Share	$0.29	$0.28		$0.82		$0.72
Diluted Earnings Per Share	$0.26	$0.24		$0.73		$0.62

(1)

For the three and nine months ended September 30, 2014 and 2013, respectively, there were 61,469 and 53,176 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(2)

For the three months ended September 30, 2013, there were 53,176 outstanding restricted stock units that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(3)

For the nine months ended September 30, 2014 and 2013, there were 14,416 and 53,176 outstanding restricted stock units, respectively, that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(4)

At September 30, 2014 and 2013, the Company had $4.4 million and $9.4 million, respectively, of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the Conversion Ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes were mandatorily convertible at the Conversion Ratio if voluntary conversion had not yet occurred. The principal amount of any Convertible Note that had not been converted will be payable at maturity on June 30, 2017. At September 30, 2014 and 2013, respectively, the entire 875,000 and 1,880,000 of common shares are included in the computation of diluted earnings per share since the average market price per share for the three and nine months ended September 30, 2014 and 2013 exceeded the conversion price of $5.00 per share.

(5)

On October 1, 2014, $1.1 million of debentures were converted to 215,000 shares of common stock under the provisions for voluntary conversion while $1.7 million of debentures were converted to 330,000 shares of common stock under the provisions for mandatory conversion.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

4.	Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). In connection with preparing financial statements for each annual and interim reporting periods, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40). The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure. (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim. (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures. The amendments in this guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings. The guidance for certain transactions accounted for as a sale, repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2016. Management is currently evaluating this guidance and does not expect this guidance to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

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
September 30, 2014

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). One of the Company’s securities available for sale at September 30, 2014 and December 31, 2013 was measured using Level 3 inputs.

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

Other real estate owned - the fair value of other real estate owned is determined using a variety of market information including, but not limited to, appraisals, professional market assessments, and real estate tax assessment information. Properties obtained by the Bank in foreclosure are adjusted to fair value less estimated costs to sell upon their transfer to other real estate owned, establishing a new cost basis. Subsequently, other real estate owned is carried at the lower of cost or fair value less estimated costs to sell (Level 3 inputs).

Convertible promissory notes - fair value of convertible promissory notes is based on current rates for similar financing arrangements (Level 3 inputs).

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,736	$—	$2,736	$—
Mortgage-backed securities	131,310	—	130,986	324
Obligations of states and political subdivisions	59,189	—	59,189	—
Private placement and corporate bonds	3,596	—	3,596	—
Other securities	1,904	—	1,904	—
Total securities available for sale	198,735	—	198,411	324
Mortgage servicing rights	887	—	887	—
Total	$199,622	$—	$199,298	$324

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,964	$—	$2,964	$—
Mortgage-backed securities	153,636	—	153,154	482
Obligations of states and political subdivisions	58,669	—	58,669	—
Private placement and corporate bonds	3,435	—	3,435	—
Other securities	1,904	—	1,904	—
Total securities available for sale	220,608	—	220,126	482
Mortgage servicing rights	967	—	967	—
Total	$221,575	$—	$221,093	$482

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
Balance, beginning of period	$379	$482
Transfer into Level 3	—	—
Other comprehensive loss	—	33
Transfer out of Level 3	—	—
Principal payments	(55)	(191)
Balance, end of period	$324	$324

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,096	$—	$—	$1,096
Other real estate owned, net	4,987	—	—	4,987
Total	$6,083	$—	$—	$6,083

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,252	$—	$—	$1,252
Other real estate owned, net	6,298	—	—	6,298
Total	$7,550	$—	$—	$7,550

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash	$52,638	$52,638	$76,179	$76,179
Federal funds sold	1,643	1,643	63	63
Securities held to maturity	25,643	25,864	10,275	10,275
Securities available for sale	198,735	198,735	220,608	220,608
Loans held for sale	484	492	1,360	1,384
Loans, net	624,465	627,953	610,302	605,655
Federal Home Loan Bank stock	4,238	4,238	3,598	3,598
Mortgage servicing rights	887	887	967	967
Other real estate owned, net	4,987	4,987	6,298	6,298
Accrued interest receivable	3,040	3,040	2,506	2,506

FINANCIAL LIABILITIES
Deposits	$753,003	$752,701	$744,212	$739,315
Federal Home Loan Bank advances	54,470	54,044	58,448	58,448
Repurchase agreements	45,275	45,275	66,700	66,304
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	4,375	4,354	9,400	9,316
Accrued interest payable	440	440	548	548

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
September 30, 2014

(e)	Federal Home Loan Bank Stock

It is not practical to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability. No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB. Management believes that the recorded value is representative of fair value.

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
September 30, 2014

6.	Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale (“AFS”), the fair value of securities held to maturity (“HTM”) and the related unrealized gains and losses as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,736	$—	$(21)
Obligations of states and political subdivisions	59,189	2,310	(51)
Mortgage-backed securities	131,310	2,411	(1,330)
Private placement and corporate bonds	3,596	77	—
Other securities	1,904	—	—
Total Securities Available for Sale	$198,735	$4,798	$(1,402)
Securities Held to Maturity:
Mortgage-backed securities	$20,864	$221	$—
Private placement and corporate bonds	5,000	—	—
Total Securities Held to Maturity	$25,864	$221	$—
Total Investment Securities	$224,599	$5,019	$(1,402)

	December 31, 2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,964	$—	$(50)
Obligations of states and political subdivisions	58,669	2,232	(193)
Mortgage-backed securities	153,636	2,291	(2,423)
Private placement and corporate bonds	3,435	—	(85)
Other securities	1,904	—	—
Total Securities Available for Sale	$220,608	$4,523	$(2,751)
Securities Held to Maturity:
Mortgage-backed securities	$10,275	$—	$—
Total Securities Held to Maturity	$10,275	$—	$—
Total Investment Securities	$230,883	$4,523	$(2,751)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

At September 30, 2014 and December 31, 2013, the mortgage-backed securities portfolio at market value was $152.2 million (67.8%) and $163.9 million (71.0%), respectively, of the investment portfolios. Approximately 8.2%, or $12.4 million, of the mortgage-backed securities outstanding at September 30, 2014 were issued by the Government National Mortgage Association (“GNMA”) and guaranteed by the United States Department of Veterans Affairs (“VA”) or the Federal Housing Administration (“FHA”); agencies of the United States government. An additional 79.0%, or $120.2 million, of the mortgage-backed securities outstanding at September 30, 2014 were issued by either the Federal National Mortgage Association (“FNMA”), the FHLB or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities and comprised approximately 12.8%, or $19.5 million of the outstanding mortgage-backed securities at September 30, 2014. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
U.S. government-sponsored agency securities	$—	$—	$2,736	$(21)	$2,736	$(21)
Obligations of states and political subdivisions	2,929	(35)	1,321	(16)	4,250	(51)
Mortgage-backed securities	15,345	(234)	28,615	(1,096)	43,960	(1,330)
Private placement and corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$18,274	$(269)	$32,672	$(1,133)	$50,946	$(1,402)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,964	$(50)	$—	$—	$2,964	$(50)
Obligations of states and political subdivisions	5,290	(193)	—	—	5,290	(193)
Mortgage-backed securities	65,198	(1,640)	15,667	(783)	80,865	(2,423)
Private placement and corporate bonds	3,435	(85)	—	—	3,435	(85)
Total temporarily impaired	$76,887	$(1,968)	$15,667	$(783)	$92,554	$(2,751)

At September 30, 2014, the AFS mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised twelve securities. The U.S. government-sponsored agency securities category with continuous unrealized losses for twelve months or more comprised one security. The obligations of states and political subdivisions securities category with continuous unrealized losses for twelve months or more comprised seven securities.

At December 31, 2013, the AFS mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised four securities.

At both September 30, 2014 and December 31, 2013, the HTM portfolio had no unrealized losses.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers is assessed. Adjustments to market value that are considered temporary are recorded as a separate component of other comprehensive income, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of operations. Unrealized losses other than credit losses will continue to be recognized in other comprehensive income, net of tax. Unrealized losses reflected in the preceding tables have not been included in the results of operations because the unrealized losses were not deemed other-than-temporary. Management does not have the intent to sell the securities and has determined that it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery, and therefore, there is no other-than-temporary impairment.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

7.	Loans

Loans held for investment, including purchased loan participations from other financial institutions and in the syndicated loan market, are summarized as follows (dollar amounts in thousands):

	September 30, 2014	December 31, 2013

Construction	$39,178	$36,948
Real estate-residential	147,057	142,398
Real estate-commercial	289,039	287,815
Commercial	131,377	125,290
Consumer	6,148	6,495
Tax exempt	19,122	19,435
Gross loans	631,921	618,381
Less: Deferred origination fees, net of costs	(398)	(421)
Less: Allowance for loan losses	(7,058)	(7,658)
Loans, net	$624,465	$610,302

Loans having a carrying value of $137.2 million and $132.6 million are pledged as collateral for borrowings from the FHLB at September 30, 2014 and December 31, 2013, respectively.

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the nine months ended September 30, 2014 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$372	$1,373	$4,431	$663	$64	$—	$755	$7,658

Charge-offs	(162)	(76)	(547)	(95)	(60)	—	—	(940)
Recoveries	51	102	144	30	13	—	—	340
Provision	12	(506)	(540)	602	28	—	404	—
Ending balance	$273	$893	$3,488	$1,200	$45	$—	$1,159	$7,058

Loans:
Ending balance	$39,178	$147,057	$288,641	$131,377	$6,148	$19,122	$—	$631,523
ALL	(273)	(893)	(3,488)	(1,200)	(45)	—	(1,159)	(7,058)
Recorded investment	$38,905	$146,164	$285,153	$130,177	$6,103	$19,122	$(1,159)	$624,465

Ending balance:
Individually evaluated	$—	$584	$13,098	$861	$16	$—	$—	$14,559
Collectively evaluated	39,178	146,473	275,543	130,516	6,132	19,122	—	616,964
Total	$39,178	$147,057	$288,641	$131,377	$6,148	$19,122	$—	$631,523

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2013 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$652	$1,658	$5,787	$678	$102	$—	$288	$9,165

Charge-offs	(93)	(552)	(2,132)	(758)	(55)	—	—	(3,590)
Recoveries	15	100	269	272	27	—	—	683
Provision	(202)	167	507	471	(10)	—	467	1,400
Ending balance	$372	$1,373	$4,431	$663	$64	$—	$755	$7,658

Loans:
Ending balance	$36,948	$142,398	$287,394	$125,290	$6,495	$19,435	$—	$617,960
ALL	(372)	(1,373)	(4,431)	(663)	(64)	—	(755)	(7,658)
Recorded investment	$36,576	$141,025	$282,963	$124,627	$6,431	$19,435	$(755)	$610,302

Ending balance:
Individually evaluated	$660	$540	$14,181	$266	$21	$—	$—	$15,668
Collectively evaluated	36,288	141,858	273,213	125,024	6,474	19,435	—	602,292
Total	$36,948	$142,398	$287,394	$125,290	$6,495	$19,435	$—	$617,960

A summary of past due loans at September 30, 2014 and December 31, 2013 is as follows (dollar amounts in thousands):

	September 30, 2014
	30-89 Days Past Due (accruing)	90 Days or More Past Due on Non-accrual	Total

Construction	$80	$—	$80
Real estate – residential	696	584	1,280
Real estate – commercial	1,827	4,458	6,285
Commercial	35	845	880
Consumer	18	16	34
Tax exempt	—	—	—
Total	$2,656	$5,903	$8,559

	December 31, 2013
	30-89 Days Past Due (accruing)	90 Days or More Past Due on Non-accrual	Total

Construction	$—	$660	$660
Real estate – residential	363	540	903
Real estate – commercial	676	5,171	5,847
Commercial	15	266	281
Consumer	26	21	47
Tax exempt	—	—	—
Total	$1,080	$6,658	$7,738

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

0005 - Satisfactory risk. Some ratios slightly weak. Overall ability to repay is adequate. Capable and generally proactive management in all critical positions. Margins and cash flow may lack stability, but trends are stable to positive. Company is normally profitable year-to-year but may experience an occasional loss.

0006 A - Weakness detected in either management, capacity to repay, or balance sheet. Erratic profitability and financial performance. Loan demands more attention. Includes loans deemed to have weaknesses, but that are less than 90 days past due.

0006 B - Have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s collateral position at some future date. Loans with this rating do not expose the Bank to sufficient risk to warrant adverse classification. Includes loans deemed to have weaknesses, but are less than 90 days past due.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Below is a breakdown of loans by risk grading as of September 30, 2014 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(1)	Total

Commercial	$120,481	$8,834	$950	$1,112	$131,377
Real estate – commercial	238,371	25,826	6,058	18,784	289,039
Construction	36,755	1,154	996	273	39,178
	395,607	35,814	8,004	20,169	459,594
Real estate - residential	143,631	1,464	415	1,547	147,057
Consumer	6,132	—	—	16	6,148
Tax exempt	18,125	997	—	—	19,122
Total	$563,495	$38,275	$8,419	$21,732	631,921
Deferred origination fees, net of costs					(398)
Total loans					$631,523
Percent of Total Loans	89.2%	6.1%	1.3%	3.4%	100.0%

(1) Included in the 0007 risk grading are $7.2 million of loans that are collectively evaluated and not considered impaired because, in the event of default, no loss is expected.

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

Loan balances with a risk grading of 0005 or better were $563.5 million as of September 30, 2014, representing 89.2% of the total loan portfolio, versus $554.5 million as of December 31, 2013, representing 89.7% of the total loan portfolio.

Loan balances with a risk grading of 0006A increased by $11.9 million since December 31, 2013. The increase resulted from $14.0 million of loans (primarily five relationships) being downgraded from 0001-0005 ratings to the 0006A category and $5.3 million of loans (primarily two relationships) being upgraded from risk category 0006B to 0006A. These increases were offset in part by $2.7 million (primarily one loan relationship) being upgraded to risk category 0005, one loan of $2.3 million downgraded from 0006A to 0006B and $2.4 million of loan payoffs or payments to loans in category 0006A during the first nine months of 2014.

Loan balances with a risk grading of 0006B have decreased by $6.8 million since December 31, 2013. The decrease resulted primarily from $3.2 million of additions due to net ratings downgrades which were more than offset by the $5.3 million of loan upgrades moved to category 0006A, $1.6 million of loans (primarily one loan relationship) moved to risk rating 0007, a $2.3 million loan relationship which paid off and $0.8 million of payments received during the first nine months of 2014. The net movement in these troubled assets from risk category 0006B to 0006A continues to be an indication of improvement in the quality of the loan portfolio as management actively works to prudently resolve problem credits.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Loan balances with risk grading of 0007 decreased $0.6 million from December 31, 2013 due to payoffs and payments of $1.5 million, charge-offs of $0.8 million and a loan balance of $0.5 million transferred to other real estate, offset in part by $2.2 million of loans (primarily two loan relationships totaling $1.6 million) downgraded from 0006B to 0007 during the first nine months of 2014.

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

The ALL consists of specific reserves on certain impaired loans and general reserves for non-impaired loans. Specific reserves reflect estimated losses based on regular analyses of all impaired non-homogenous loans. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The general reserve is based on the Bank’s historical loss experience which is updated quarterly. The general reserve portion of the ALL also includes consideration of certain qualitative factors such as 1) changes in the nature, volume, and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

There are many factors affecting the ALL; some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors that might possibly result in credit losses) includes subjective elements, and therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional PFLL could be required that could adversely affect the Company’s earnings or financial position in future periods. Allocations of the ALL may be made for specific loans, but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized. As an integral part of their examination process, various regulatory agencies review the ALL as well. Such regulators may require that changes in the ALL be recognized when such regulators’ credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

September 30, 2014	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$86	$1,010	$—	$—	$—	$—	$1,096
Unpaid principal balance	—	119	1,273	646	—	—	—	2,038
Related allowance	—	33	263	646	—	—	—	942
With no related allowance recorded:
Recorded investment	$–	$465	$11,825	$215	$16	$—	$—	$12,521
Unpaid principal balance	—	465	11,825	215	16	—	—	12,521
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$—	$551	$12,835	$215	$16	$—	$—	$13,617
Unpaid principal balance	—	584	13,098	861	16	—	—	14,559
Related allowance	—	33	263	646	—	—	—	942

Average recorded investment during quarter	$546	$489	$13,328	$233	$17	$—	$—	$14,613
Interest income recognized while impaired during the period	$—	$5	$257	$—	$—	$—	$—	$262

December 31, 2013	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$201	$1,032	$19	$—	$—	$—	$1,252
Unpaid principal balance	—	277	1,569	49	—	—	—	1,895
Related allowance	—	76	537	30	—	—	—	643
With no related allowance recorded:
Recorded investment	$660	$263	$12,611	$218	$21	$—	$—	$13,773
Unpaid principal balance	660	263	12,611	218	21	—	—	13,773
Related allowance	—	—	—	—	—	—	—	—
Total:
Recorded investment	$660	$464	$13,643	$237	$21	$—	$—	$15,025
Unpaid principal balance	660	540	14,180	267	21	—	—	15,668
Related allowance	—	76	537	30	—	—	—	643

Average recorded investment during quarter	$767	$434	$13,503	$227	$31	$—	$—	$14,962
Interest income recognized while impaired during the period	$3	$8	$316	$—	$—	$—	$—	$327

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans	$5,647	$6,794	$6,686	$6,403	$6,215
Loans restructured in a troubled debt restructuring, nonaccrual	256	256	255	255	299
Total nonperforming loans (“NPLs”)	$5,903	$7,050	$6,941	$6,658	$6,514

Restructured loans, accruing	$8,656	$8,472	$8,370	$9,009	$9,020

During the quarter ended September 30, 2014, $0.5 million of nonaccrual loan balances were transferred to other real estate, $0.4 million was charged off, and $0.2 million of net payments were received, including two loans for $0.1 million that paid off. No additional loans became nonaccrual during the third quarter of 2014. At September 30, 2014, the one restructured, nonaccrual loan was in the process of foreclosure, which was completed in October of 2014, resulting in the loan being transferred to other real estate owned.

During the third quarter of 2014, two loans relating to one customer relationship totaling $0.2 million were restructured, both involving payment schedule changes. Both loans continue to accrue interest under their restructured terms.

9.	Other Real Estate Owned, Net

Other real estate owned is summarized as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2014	2013

Beginning balance	$8,566	$14,334
Transfer of net realizable value to other real estate owned	586	1,073
Sale proceeds	(1,437)	(4,378)
Net gain from disposal of other real estate owned	48	196
Valuation allowance related to properties disposed	(1,179)	(2,085)
Total other real estate owned	6,584	9,140
Valuation allowance for losses	(1,597)	(2,256)
Total other real estate owned, net	$4,987	$6,884

Changes in the valuation allowance for losses on total other real estate owned were as follows (dollar amounts in thousands):

	For the nine months ended September 30,
	2014	2013

Beginning balance	$2,268	$3,858
Provision charged to operations	508	483
Amounts related to properties disposed	(1,179)	(2,085)
Balance at end of period	$1,597	$2,256

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

10.	Income Taxes

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

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as management’s expectations of future performance. At September 30, 2014 and December 31, 2013, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset.

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

The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2011 and for Wisconsin state income taxes for years before 2010. During the third quarter of 2013, the Internal Revenue Service (“IRS) began an audit of the Company’s 2011 federal income tax return. The audit concluded in the fourth quarter of 2013 and the Company received a refund of $0.2 million in the first quarter of 2014 resulting from the timing of deductions for income tax purposes. During the third quarter of 2014, the IRS began an audit of the Company’s 2012 federal tax return. Management anticipates this audit will be concluded in 2015.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

11.	Equity Investment

The Bank owns a 49.8% interest (500 shares) in United Financial Services, Incorporated (“UFS, Inc.”), a data processing company. In addition to the ownership interest, the Bank and UFS, Inc. have a common member on each of their respective Boards of Directors. The investment in this entity is carried on the Bank’s balance sheet under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations and increases the Bank’s investment. As dividends are received from UFS, the investment is reduced. The carrying value of the investment in UFS, Inc. was $4.3 million at September 30, 2014 and $3.8 million at December 31, 2013. The book value of UFS, Inc. was approximately $8,626 per share and $7,697 per share at September 30, 2014 and December 31, 2013, respectively.

On June 28, 2013, UFS, Inc. acquired a similar data processing entity located in St. Louis, Missouri, expanding its service base from Wisconsin to four additional states.

During the third quarter of 2014, UFS, Inc. formed UFS, LLC (“UFS, LLC” who together with UFS, Inc. is the “UFS Enterprise”), a Wisconsin limited liability company, and capitalized it by transferring the operating assets of UFS, Inc. to the new organization as the first step in a reorganization of the UFS Enterprise (the “UFS Reorganization”). As of September 30, 2014, UFS, LLC was wholly-owned by UFS, Inc. Accordingly there was no impact to the Company’s or Banks’ consolidated financial statements at September 30, 2014 resulting from the formation of this entity.

Subsequent to September 30, 2014, in furtherance of the UFS Reorganization, UFS, Inc. contributed additional non-operating assets to UFS, LLC and distributed UFS, LLC membership interests to one of its shareholders (“Redeemed Shareholder”) in proportion to and in redemption of the Redeemed Shareholders ownership interest in the common stock of UFS, Inc. The Bank contemporaneously entered into an agreement with the Redeemed Shareholder (the “Make-Whole Agreement”) whereby the Bank agreed to reimburse the Redeemed Shareholder for a proportionate share of the tax liability incurred by the Redeemed Shareholder as a result of the redemption. The Bank expects to incur after-tax costs of $0.2 million to $0.6 million in the fourth quarter of 2014 relating to the UFS Reorganization, including the Make-Whole Agreement. The UFS Reorganization is expected to result in a more efficient tax structure for the Bank’s ownership.

12.	Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans and commercial loans that have been sold in the secondary market with servicing retained. Mortgage servicing rights (“MSRs”) are recorded at fair value when such loans are sold. On a quarterly basis, MSRs are valued based on a model that calculates their fair value using assumptions comparable to those used by market participants in estimating the present value of future net servicing income.

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$864	$885	$967	$839
Additions from loans sold with servicing retained	20	40	51	205
Loan payments and payoffs	(19)	(37)	(64)	(127)
Changes in valuation	22	108	(67)	79
Fair value of MSRs at the end of period	$887	$996	$887	$996

Unpaid principal balance of loans serviced for others was $123.2 million and $128.7 million at September 30, 2014 and September 30, 2013, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

13.	Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.5 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes are convertible into shares of common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes. Beginning on July 1, 2014, the Company was entitled to redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. Prior to the five year anniversary of issuance, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the conversion ratio. On October 1, 2014, one-half of the original principal amounts are mandatorily convertible into common stock at the conversion ratio if voluntary conversion has not occurred. The principal amount, along with accrued, but unpaid interest, of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017. During the third quarter of 2014, $3.8 million of Convertible Notes were converted into 760,000 shares of the Company’s common stock at the option of the holder. The outstanding principal balance at September 30, 2014 was $4.4 million. Subsequent to September 30, 2014 an additional $1.1 million of Convertible Notes were converted into 215,000 shares of the Company’s common stock at the option of the holders. On October 1, 2014 under the mandatory conversion provisions of the Convertible Notes, an additional $1.7 million of the Convertible Notes were converted to 330,000 shares of the Company’s common stock, resulting in an aggregate $1.6 million of Convertible Notes remaining outstanding after such conversions.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

14.	Troubled Debt Restructuring

A troubled debt restructuring (“TDR”) is a loan modification resulting from a borrower experiencing financial difficulty and the Bank granting a concession to that borrower that would not otherwise be considered except for the borrower’s financial difficulties. A TDR may be on either accrual or nonaccrual status based upon the performance of the borrower and management’s assessment of collectability. A TDR remains classified as such until a sufficient period of performance under the restructured terms has occurred, generally six months, at which time it is no longer deemed to be a TDR.

Changes in TDRs for the nine months ended September 30, 2014 are as follows (dollars in thousands):

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial	Consumer	Tax Exempt	Total

Accruing
December 31, 2013	$—	$—	$9,009	$—	$—	$—	$9,009
Principal payments	—	—	(17)	(11)	—	—	(28)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	4	—	—	—	4
New restructured	—	—	302	27	—	—	329
Transferred out of TDRs	—	—	(658)	—	—	—	(658)
Transfers to nonaccrual	—	—	—	—	—	—	—
September 30, 2014	$—	$—	$8,640	$16	$—	$—	$8,656

Nonaccrual
December 31, 2013	$—	$—	$255	$—	$—	$—	$255
Principal payments	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	1	—	—	—	1
New restructured	—	—	—	—	—	—	—
Transfers to other real estate owned	—	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—	—
September 30, 2014	$—	$—	$256	$—	$—	$—	$256

Totals
December 31, 2013	$—	$—	$9,264	$—	$—	$—	$9,264
Principal payments	—	—	(17)	(11)	—	—	(28)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	5	—	—	—	5
New restructured	—	—	302	27	—	—	329
Transfers out of TDRs	—	—	(658)	—	—	—	(658)
Transfers to other real estate owned	—	—	—	—	—	—	—
September 30, 2014	$—	$—	$8,896	$16	$—	$—	$8,912

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

During the nine months ended September 30, 2014, two loan balances totaling $0.3 million were transferred to restructured status. One of the loans with a balance of $0.2 million was restructured as a change of payment schedule. A smaller loan balance with a balance of $0.1 million was restructured as a reduction of interest rate terms. Also during the nine months ended September 30, 2014, a $0.7 million accruing restructured loan was removed from restructured status due to compliance with its restructured terms for eleven months.

A summary of troubled debt restructurings as of September 30, 2014 and December 31, 2013 is as follows (dollar amounts in thousands):

	September 30, 2014		December 31, 2013

	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – residential	—	—	—	—
Real estate – commercial	10	8,896	8	9,264
Commercial	1	16	—	—
Consumer	—	—	—	—
Tax exempt	—	—	—	—
Total	11	$8,912	8	$9,264

A summary of troubled debt restructurings as of September 30, 2014 by restructure type is as follows (dollar amounts in thousands):

	Accruing	Nonaccruing	Total
A/B Note Structure	$16	$—	$16
Payment schedule changes	6,561	256	6,817
Interest rate reduction	2,079	—	2,079
Total	$8,656	$256	$8,912

15.	Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	September 30, 2014	December 31, 2013

Commitments to fund unused home equity line loans	$60,509	$59,022
Commitments to fund 1-4 family loans	919	1,350
Commitments to fund residential real estate construction loans	4,604	2,549
Commitments unused on commercial lines of credit loans	186,497	156,177
Commitments unused on consumer lines of credit loans	9,335	9,110
Total commitments to extend credit	$261,864	$228,208
Financial standby letters of credit	$11,442	$9,898

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. (“we,” “us” or “our”) is a Wisconsin corporation that is registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. We have two wholly- owned subsidiaries: Admiral Asset Management, LLC (“Admiral”) and Baylake Bank (the “Bank”). Admiral was formed in the fourth quarter of 2013 as a registered investment advisory subsidiary to provide investment advisory services in addition to those offered by the Bank. Our banking subsidiary, the Bank, is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services to its business, retail, and municipal customers, as well as a full range of trust, investment and treasury management services. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank of Chicago.

The following sets forth management’s discussion and analysis of our consolidated financial condition at September 30, 2014 and December 31, 2013 and our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Branch Purchase

On February 7, 2014 we consummated the purchase of a branch facility located in Outagamie County, Wisconsin and $13.7 million in related deposits. This transaction resulted in $0.1 million of core deposits intangible asset and $0.6 million of goodwill.

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

There are many factors affecting the ALL, some are quantitative while others require qualitative judgment. The process for determining the ALL (which management believes adequately considers potential factors which might possibly result in credit losses) includes subjective elements, and therefore, may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional PFLL could be required that could adversely affect our earnings or financial position in future periods. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

As an integral part of their examination process, various regulatory agencies review the ALL as well. Such agencies may require that changes in the ALL be recognized when such regulatory credit evaluations differ from those of management based on information available to the regulators at the time of their examinations.

Other Real Estate Owned: Other real estate owned acquired through or in lieu of loan foreclosure are initially recorded at the lower of carrying cost or fair value less estimated costs to sell, establishing a new cost basis. Fair value is determined using a variety of market information including, but not limited to, appraisals, professional market assessments, and real estate tax assessment information. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

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

Goodwill: Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition. Goodwill is not amortized, but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method. The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill. During 2013, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under accounting principles generally accepted in the United States of America and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2013, our most recent annual valuation exceeded our carrying value by a range of 41% to 52%.

In conjunction with our first quarter of 2014 purchase of the branch facility in Outagamie County, Wisconsin, $0.6 million of additional goodwill was recorded. As of September 30, 2014 the total balance of goodwill held on our balance sheet was $7.2 million. As of September 30, 2014, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three and nine month periods ended September 30, 2014 and 2013.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income, as reported	$2,457	$2,205	$6,681	$5,691
Earnings per share-basic, as reported	$0.29	$0.28	$0.82	$0.72
Earnings per share-diluted, as reported	$0.26	$0.24	$0.73	$0.62
Cash dividends declared per share	$0.08	$0.06	$0.22	$0.15

Return on average assets	0.98%	0.91%	0.91%	0.79%
Return on average equity	9.64%	9.45%	9.18%	8.12%
Efficiency ratio (1)	63.30%	63.90%	66.98%	66.50%

(1)

Noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding net investment securities gains, and net gains on the sale of fixed assets. A lower ratio indicates greater efficiency.

Net income of $2.5 million for the three months ended September 30, 2014 increased from net income of $2.2 million for the comparable period in 2013. Net interest income before provision for loan losses was $7.8 million for the quarter ended September 30, 2014 and $7.5 million for the comparable quarter last year, resulting from a $0.1 million decrease in interest income offset by a $0.3 million reduction in interest expense. No PFLL was charged to operations for the third quarter of 2014, compared to the $0.2 million PFLL taken during the comparable quarter of 2013. Both noninterest income and noninterest expense remained relatively unchanged in the third quarter of 2014 versus the comparable quarter of 2013.

Net income of $6.7 million for the nine months ended September 30, 2014 increased from net income of $5.7 million for the comparable period in 2013. Net interest income before provision for loan losses was $23.2 million for the nine months ended September 30, 2014 and $22.2 million for the comparable period last year, resulting entirely from a reduction in interest expense. No PFLL was charged to operations for the first nine months of 2014, compared to the $1.4 million PFLL taken during the comparable period of 2013. Noninterest income decreased by $0.7 million in the nine months of 2014 versus the comparable period of 2013, primarily related to a $0.9 million reduction in gains on the sale of loans offset in part by a $0.2 million increase in income related to our equity ownership in UFS, Inc.. Noninterest expense for the nine months ended September 30, 2014 and 2013 was $20.3 million and $20.0 million, respectively. The increase resulted primarily from increases in occupancy expense of $0.1 million (7.2%) costs relating to the operating other real estate owned properties of $0.1 million (21.0%), and other outside services of $0.3 million (46.2%), offset in part by reductions in expenses relating to the collection of loans of $0.1 million (76.6%) and salary and benefit costs of $0.2 million (1.7%).

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

Net interest income on a tax-equivalent basis was $8.0 million for the three months ended September 30, 2014, compared to $7.8 million for the same period in 2013. The increase for the third quarter of 2014 resulted primarily from a $0.3 million decrease in interest expense on interest-bearing liabilities offset in part by a $0.1 million decrease in interest income to $8.8 million for the three months ended September 30, 2014 compared to $8.9 million for the same period in 2013. Average earning assets increased $39.1 million (4.5%) to $912.4 million for the third quarter of 2014 compared to $873.3 million for the quarter ended September 30, 2013. Increases in federal funds sold and interest-bearing due from financial institutions balances of $16.5 million (45.5%), $27.4 million (4.5%) in average loans and $1.2 million (2.6%) in tax exempt securities were partially offset by a $5.9 million (3.1%) decrease in average taxable securities and a slight reduction in tax exempt securities of $0.1 million. However, the yield on average earning assets for the quarter ended September 30, 2014 decreased 21 bps to 3.83% compared to 4.04% for the same period in 2013 due to the average yield on loans declining 28 bps to 4.36% for the third quarter of 2014 from 4.64% for the same period in 2013, as well as a decrease in the yield on tax exempt securities of 3 bps to 4.97% for the third quarter of 2014 from 5.00% for the same period in 2013. This was offset in part by an increase in yield on taxable securities during the third quarter of 2014 of 14 bps to 2.76% compared to 2.62% in the third quarter of 2013. We have continued to focus on prudent loan growth during the third quarter of 2014 in an effort to utilize low cost funding available through liquid cash balances generated from the management strategy of leveraging available low cost funding, primarily increased customer demand deposits and FHLB advances.

Average interest-bearing liabilities for the three months ended September 30, 2014 increased to $736.3 million from $727.2 million for the same period in 2013, in addition to an increase of noninterest-bearing demand deposits to $150.5 million for the three months ended September 30, 2014 from $134.3 million for the comparable three month period in 2013.

The cost of average interest-bearing liabilities for the three months ended September 30, 2014 declined 17 bps to 0.42% from 0.59% for the same quarter of 2013. The reductions in the cost of interest-bearing liabilities resulted primarily from the maturity of higher cost FHLB funding, which was replaced with lower cost new FHLB advances in the continued low rate environment.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. Interest rate spread declined to 3.41% for the third quarter of 2014 from 3.45% for the third quarter of 2013, resulting from the 21 bp decrease in the yield on interest-earning assets, offset in part by the 17 bp decrease in the cost of interest-bearing liabilities.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the third quarter of 2014 was 3.49% compared to 3.55% from the same period in 2013.

Net interest income on a tax-equivalent basis was $24.0 million for the nine months ended September 30, 2014, compared to $23.0 million for the same period in 2013. The increase for the first nine months of 2014 resulted almost exclusively from a $1.0 million decrease in interest expense on interest-bearing liabilities. Interest income remained relatively stable at $26.6 million for the nine months ended September 30, 2014 and September 30, 2013. The impact of the $17.7 million increase in average earning assets from $875.6 million for the nine months ended September 30, 2013 to $893.3 million for the nine months ended September 30, 2014 was largely offset by a 7 bp reduction in the yield on average earning assets from 4.06% bps for the nine months ended September 30, 2013 to 3.99% for the nine months ended September 30, 2014.

A $31.9 million (5.4%) increase in average loans for the nine months ended September 30, 2014 versus the comparable period in 2013 was offset in part by a decrease in average taxable securities of $13.4 million (6.7%), and a decrease in federal funds sold and interest-bearing due from financial institutions balances of $0.9 million (2.7%).

Average interest-bearing liabilities for the nine months ended September 30, 2014 increased slightly from $738.7 million for the nine months ended September 30, 2013 to $739.7 million for the same period in 2014 in addition to an increase in noninterest-bearing demand deposits from $122.1 million for the nine months ended September 30, 2013 to $132.0 million for the nine months ended September 30, 2014.

The cost of average interest-bearing liabilities for the nine months ended September 30, 2014 declined 16 bps to 0.48% from 0.64% for the same period in 2013. The reductions in the cost of interest-bearing liabilities during the first nine months of 2014 compared to the same period in 2013 resulted primarily from the maturity of higher cost term funding, both core and wholesale as well as the use of lower cost FHLB advances in the continued low rate environment.

Interest rate spread improved to 3.51% for the first nine months of 2014 compared to 3.42% for the same period in 2013, resulting primarily from the 16 bps decrease in the cost of interest-bearing liabilities, offset in part by the 7 bp decrease in the yield on earning assets.

Net interest margin for the nine months ended September 30, 2014 was 3.59% compared to 3.52% from the same period in 2013.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Interest-Earning Assets:
Loans (1,2)	$629,857	$6,927	4.36%	$602,479	$7,054	4.64%
Taxable securities	183,934	1,270	2.76%	189,870	1,243	2.62%
Tax exempt securities (1)	45,939	570	4.97%	44,786	560	5.00%
Federal funds sold and interest-bearing due from financial institutions	52,671	34	0.25%	36,198	23	0.25%
Total interest-earning assets	912,401	8,801	3.83%	873,333	8,880	4.04%
Noninterest earning assets	83,305			88,362
Total assets	$995,706			$961,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$604,208	399	0.26%	$632,632	575	0.36%
Customer repurchase agreements	39,762	25	0.24%	37,213	20	0.21%
Federal Home Loan Bank advances	71,867	175	0.96%	31,848	170	2.09%
Convertible promissory notes	4,375	118	10.83%	9,400	244	10.38%
Subordinated debentures	16,100	65	1.58%	16,100	67	1.62%
Total interest-bearing liabilities	736,312	782	0.42%	727,193	1,076	0.59%
Demand deposits	150,467			134,287
Accrued expenses and other liabilities	7,781			7,624
Stockholders’ equity	101,146			92,591
Total liabilities and stockholders’ equity	$995,706			$961,695
Net interest income		$8,019			$7,804
Interest rate spread (3)			3.41%			3.45%
Net interest margin (4)			3.49%			3.55%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Interest-Earning Assets:
Loans (1,2)	$628,975	$21,113	4.49%	$597,030	$21,225	4.75%
Taxable securities	186,153	3,768	2.70%	199,570	3,645	2.44%
Tax exempt securities (1)	45,339	1,697	4.99%	45,282	1,689	4.97%
Federal funds sold and interest-bearing due from financial institutions	32,795	62	0.25%	33,696	73	0.29%
Total interest-earning assets	893,262	26,640	3.99%	875,578	26,632	4.06%
Noninterest earning assets	83,294			86,807
Total assets	$976,556			$962,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$600,493	1,226	0.27%	$642,257	2,030	0.42%
Federal funds purchased	105	1	0.67%	—	—	—%
Customer repurchase agreements	41,009	74	0.24%	33,679	55	0.22%
Federal Home Loan Bank advances	74,755	589	1.05%	37,253	571	2.02%
Convertible promissory notes	7,232	571	10.52%	9,400	732	10.38%
Subordinated debentures	16,100	194	1.59%	16,100	200	1.64%
Total interest-bearing liabilities	739,694	2,655	0.48%	738,689	3,588	0.64%
Demand deposits	132,022			122,075
Accrued expenses and other liabilities	7,554			7,890
Stockholders’ equity	97,286			93,731
Total liabilities and stockholders’ equity	$976,556			$962,385
Net interest income		$23,985			$23,044
Interest rate spread (3)			3.51%			3.42%
Net interest margin (4)			3.59%			3.52%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)

Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Average Interest-Earning Assets:
Loans	$286	$(413)	$(127)
Taxable securities	(49)	76	27
Tax exempt securities	14	(4)	10
Federal funds sold and interest-bearing due from financial institutions	11	—	11
Total interest-earning assets	$262	$(341)	$(79)

Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$(70)	$(106)	$(176)
Customer repurchase agreements/short-term borrowings	2	3	5
FHLB advances	133	(128)	5
Convertible promissory notes	(136)	10	(126)
Subordinated debentures	—	(2)	(2)
Total interest-bearing liabilities	$(71)	$(223)	$(294)
Net interest income	$333	$(118)	$215

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets. This ratio was 91.6% for the three months ended September 30, 2014 improved from 90.8% for the three months ended September 30, 2013.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Average Interest-Earning Assets:
Loans	$1,018	$(1,130)	$(112)
Taxable securities	(267)	390	123
Tax exempt securities	2	6	8
Federal funds sold and interest-bearing due from financial institutions	(3)	(8)	(11)
Total interest-earning assets	$750	$(742)	$8

Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$(342)	$(462)	$(804)
Federal funds purchased	1	—	1
Customer repurchase agreements/short-term borrowings	13	6	19
FHLB advances	386	(368)	18
Convertible promissory notes	(171)	10	(161)
Subordinated debentures	—	(6)	(6)
Total interest-bearing liabilities	$(113)	$(820)	$(933)
Net interest income	$863	$78	$941

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

The ratio of average interest-earning assets to average total assets for the nine months ended September 30, 2014 was 91.5%, increased from 91.0% for the same period in 2013.

Provision for Loan Losses:

The PFLL is the periodic cost of providing an allowance for probable and inherent losses in our loan portfolio. The ALL consists of specific and general components. Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined in the accounting guidance. The specific component relates to loans that are individually classified as impaired and where expected cash flows are less than carrying value. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in the nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in the concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

We did not provide for any PFLL for the quarter ended September 30, 2014 compared to a PFLL of $0.2 million for the third quarter of 2013. Only one loan, totaling less than $0.1 million, was newly identified as being impaired during the third quarter of 2014. Net loan charge-offs for the three months ended September 30, 2014 and 2013 were $0.4 million and $1.1 million, respectively.

We did not provide for any PFLL for the nine months ended September 30, 2014 compared to a PFLL of $1.4 million for the same period in 2013. Net loan charge-offs for the nine months ended September 30, 2014 and 2013 were $0.6 million and $2.7 million, respectively. Net annualized charge-offs to average loans improved to 0.13% for the nine months ended September 30, 2014 compared to 0.60% for the same period in 2013. For the nine months ended September 30, 2014, nonperforming loans decreased by $0.8 million (11.3%) to $5.9 million from $6.7 million at December 31, 2013. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned” sections following for more information related to nonperforming loans. On an ongoing basis, we continue to monitor the level of risk inherent in our loan portfolio in relationship to the return we receive on these loans to achieve an appropriate balance between the two and modify our underwriting expectations as appropriate.

Our management believes that the ALL at September 30, 2014 is appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three and nine month periods ended September 30, 2014 and 2013, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2014	September 30, 2013	% Change	September 30, 2014	September 30, 2013	% Change
Fees from fiduciary services	$287	$251	14.3%	$791	$788	0.4%
Fees from loan servicing	133	146	(8.9)%	433	439	(1.4)%
Service charges on deposit accounts	830	740	12.2%	2,179	2,065	5.5%
Other fee income	173	155	11.6%	488	471	3.6%
Financial services income	281	289	(2.8)%	799	847	(5.7)%
Net gains on sales of loans	199	271	(26.6)%	452	1,305	(65.4)%
Net change in valuation of mortgage servicing rights	3	72	(95.8)%	(131)	(48)	(172.9)%
Net gains from sale of securities	71	—	100.0%	232	209	11.0%
Gains (losses) from sale of fixed assets	(4)	(1)	(300.0)%	1	4	(75.0)%
Increase in cash surrender value of life insurance	85	76	11.8%	287	245	17.1%
Equity in income of UFS subsidiary	299	249	20.1%	881	682	29.2%
Other income	(28)	78	(135.9)%	99	177	(44.1)%
Total Noninterest Income	$2,329	$2,326	0.1%	$6,511	$7,184	(9.4)%

Included in the fees for other services to customers in noninterest income on our consolidated statements of operations are service charges on deposit accounts, other fee income, and financial services income.

Noninterest income was relatively unchanged for the three months ended September 30, 2014 versus the comparable period in 2013. Service charges on deposit accounts increased $0.1 million (12.2%) and net gains from the sale of securities increased $0.1 million, but were offset by a reduction in gains from the sale of loans of $0.1 million (26.6%) and a decline in other income of $0.1 million (135.9%).

Noninterest income decreased $0.7 million (9.4%) for the nine months ended September 30, 2014 versus the comparable period in 2013 primarily due to a decrease in gain on sale of loans of $0.9 million (65.4%) and a reduction in other income of $0.1 million (44.1%) offset by an increase in income in the equity of UFS, Inc. of $0.2 million (29.2%) and an increase in service charges on deposit accounts of $0.1 million (5.5%).

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three and nine months ended September 30, 2014 and 2013.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2014	September 30, 2013	% Change	September 30, 2014	September 30, 2013	% Change
Salaries and employee benefits	$3,630	$4,202	(13.6)%	$12,086	$12,295	(1.7)%
Occupancy	544	502	8.4%	1,618	1,509	7.2%
Equipment	328	296	10.8%	982	885	11.0%
Data processing and courier	222	213	4.2%	625	633	(1.3)%
Operation of other real estate owned	339	(29)	1,269.0%	646	534	21.0%
Business development and advertising	151	149	1.3%	460	496	(7.3)%
Charitable contributions	14	9	55.6%	43	43	—%
Stationery and supplies	121	111	9.0%	374	325	15.1%
Director fees	94	89	5.6%	290	276	5.1%
FDIC insurance	156	176	(11.4)%	456	545	(16.3)%
Legal and professional	201	174	15.5%	530	516	2.7%
Loan and collection	6	37	(83.8)%	43	184	(76.6)%
Other outside services	250	215	16.3%	876	599	46.2%
Other operating expenses	452	330	37.0%	1,241	1,121	10.7%
Total Noninterest Expense	$6,508	$6,474	0.5%	$20,270	$19,961	1.5%

Total noninterest expense remained relatively unchanged for the three months ended September 30, 2014 compared to the period ended September 30, 2013. The noninterest expense to average assets ratio was 2.6% for the three months ended September 30, 2014 compared to 2.7% for the same period in 2013.

Total noninterest expense increased to $20.3 million for the nine months ended September 30, 2014 from $20.0 million for the comparable period ended September 30, 2013. The noninterest expense to average assets ratio was 2.8% for the nine months ended September 30, 2014 unchanged compared to the same period in 2013.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was 1.7% for the three months ended September 30, 2014 unchanged from three months ended September 30, 2013. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, and land held for sale). The efficiency ratio declined from 63.9% for the quarter ended September 30, 2013 to 63.3% for the quarter ended September 30, 2014. A lower efficiency ratio represents a more efficient operation.

Salaries and employee benefits were $12.1 million for the nine months ended September 30, 2014, compared to $12.3 million for the nine months ended September 30, 2013. Although the number of full-time equivalent employees decreased from 266 at September 30, 2013 to 252 at September 30, 2014 primarily related to the closing of three branches between the second and fourth quarters of 2013, these salary and benefit reductions were offset in part by the purchase of one additional branch in the first quarter of 2014 and investment in additional, more highly compensated personnel in key areas of the Bank. Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2014 salary expense is $0.3 million of expense related to our long-term equity incentive plan and $0.2 million related to our performance-based incentive program.

Other outside services increased $0.3 million from $0.6 million for the nine months ended September 30, 2013 to $0.9 million for the comparable period this year, primarily resulting from fees associated with cost, revenue and efficiency studies, fees incurred in connection with our NASDAQ Stock Market LLC presence and $0.1 million of cancellation costs associated with termination of a data processing contract.

Loan and collection costs decreased 76.6% for the nine months of 2014 compared to the same period in 2013 due to the continued improvement in asset quality.

For the nine months ended September 30, 2014 the efficiency ratio increased slightly to 67.0% from 66.5% for the same period in 2013.

Income Taxes:

We recorded an income tax expense of $1.1 million for the three months ended September 30, 2014 versus an expense of $1.0 million for the same period in 2013. The increase in tax expense is primarily attributable to a year-over-year increase in pre-tax income for the third quarter of 2014 versus the comparable period of 2013. The effective tax rate for the three months ended September 30, 2014 increased slightly to 31.3% from 30.9% for the same period in 2013.

Income tax expense recorded for the nine months ended September 30, 2014 was $2.8 million compared to $2.4 million for the same period in 2013. The increase in tax expense is primarily attributable to an increase in pre-tax income for the first nine months of 2014 versus the same period in 2013. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 29.2% and 29.5%, respectively.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and other real estate owned valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At September 30, 2014, we determined that no valuation allowance was required to be taken against our net deferred income tax assets. We assess the amount of tax benefits we may realize in future periods in determining the necessity for any valuation allowance.

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

	September 30, 2014	December 31, 2013	Percent Change
Amount of Loans by Type:
Real estate-mortgage:
Commercial	$289,039	$287,815	0.4%
1-4 family residential
First liens	102,178	97,859	4.4%
Junior liens	5,855	6,269	(6.6)%
Home equity	39,024	38,270	2.0%
Commercial, financial, and agricultural	131,377	125,290	4.9%
Real estate-construction	39,178	36,948	6.0%
Installment
Credit cards and related plans	1,274	1,307	(2.5)%
Other	4,874	5,188	(6.1)%
Obligations of states and political subdivisions	19,122	19,435	(1.6)%
Less: Deferred origination fees, net of costs	(398)	(421)	5.5%
Less: Allowance for loan losses	(7,058)	(7,658)	7.8%
Total	$624,465	$610,302	2.3%

Net loans increased $14.2 million (2.3%) from $610.3 million at December 31, 2013 to $624.5 million at September 30, 2014. In addition to originating loans, we buy and sell loan participations with other financial institutions located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market that represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines and represent $56.3 million and $45.6 million in loan balances outstanding at September 30, 2014 and December 31, 2013, respectively.

Real estate-mortgage, 1-4 family first lien loans totaled $102.2 million at September 30, 2014, an increase of $4.3 million (4.4%) from December 31, 2013. Commercial, financial, and agricultural loans totaled $131.4 million at September 30, 2014, an increase of $6.1 million (4.9%) from December 31, 2013. Each of those categories of loans have been an area of emphasis during the first nine months of 2014 as we attempt to attain overall loan growth without significant increases in commercial real estate loans, which totaled $289.0 million at September 30, 2014 and comprised 45.7% of our loan portfolio, up $1.2 million from $287.8 million, but down on a percentage basis from 46.5% of our net loan portfolio at December 31, 2013.

Risk Management and the Allowance for Loan Losses:

The loan portfolio is our primary asset subject to credit risk. To address this credit risk, we maintain an ALL for probable and inherent credit losses through periodic charges to our earnings. These charges are shown in our consolidated statements of operations as PFLL. See the “Provision for Loan Losses” section discussed earlier. We attempt to control, monitor, and minimize credit risk through the use of prudent lending standards, a thorough review of potential borrowers prior to lending and ongoing and timely review of payment performance. Asset quality administration, including early identification of loans performing in a substandard manner, as well as timely and active resolution of problems, further enhances management of credit risk and minimization of loan losses. Any losses that occur and that are charged off against the ALL are periodically reviewed with specific efforts focused on achieving maximum recovery of both principal and interest.

The ALL at September 30, 2014 was $7.1 million, compared to $7.7 million at December 31, 2013. On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume. Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

We have two other major components of the ALL that do not pertain to specific loans; “General Reserves – Historical” and “General Reserves – Other.” We determine General Reserves – Historical based on our historical recorded charge-offs of loans in particular classes, analyzed as a group. We determine General Reserves – Other by taking into account such qualitative factors as 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in the nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in the concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) changes in underlying collateral values.

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

NONPERFORMING ASSETS
(Dollars amounts in thousands)

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
Nonperforming Assets:
Nonaccrual loans	$5,647		$6,794		$6,686		$6,403		$6,215
Nonaccrual loans, restructured	256		256		255		255		299
Total nonperforming loans (“NPLs”)	$5,903		$7,050		$6,941		$6,658		$6,514
Other real estate owned, net	4,987		5,053		5,479		6,298		6,884
Total nonperforming assets (“NPAs”)	$10,890		$12,103		$12,420		$12,956		$13,398
Restructured loans, accruing(1)	$8,656		$8,472		$8,370		$9,009		$9,020

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	8.80	x	17.17	x	8.94	x	2.63	x	2.21	x
NCOs to average loans (annualized)	0.13%		0.07%		0.13%		0.48%		0.60%
ALL to total loans	1.12%		1.18%		1.18%		1.24%		1.29%
NPLs to total loans	0.93%		1.12%		1.10%		1.08%		1.06%
NPAs to total assets	1.11%		1.20%		1.27%		1.30%		1.36%
ALL to NPLs	119.58%		105.58%		107.37%		115.02%		121.19%

(1) Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the quarter ended September 30, 2014, other real estate owned declined by $0.1 million. Contributing to the decrease in other real estate owned, $0.3 million of such real estate was sold during the third quarter of 2014 with $0.3 million in write-downs taken. Two properties relating to one relationship totaling $0.5 million were transferred into other real estate owned during the quarter ended September 30, 2014.

Restructured loans accruing at September 30, 2014 were $8.7 million, an increase of $0.2 million during the third quarter of 2014. No accruing restructured loans were transferred to nonaccrual during the third quarter of 2014 and no restructured loans with modified terms were transferred out of the restructured loan category during the three months ended September 30, 2014, whereas two loans for $0.2 million were added to the restructured loans accruing category.

The following table presents an analysis of our past due loans, excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Secured by real estate	$2,603	2,026	$1,553	$1,039	$2,621
Commercial and industrial loans	35	222	130	15	707
Loans to individuals	18	29	16	26	16
Total	$2,656	2,277	$1,699	$1,080	$3,344

Percentage of total loans	0.42%	0.36%	0.27%	0.17%	0.55%

As reflected above, loan balances 30-89 days past due have decreased $0.7 million compared to September 30, 2013, but increased $1.6 million from December 31, 2013 and $0.4 million from June 30, 2014. Of the loans past due 30-89 days at June 30, 2014, $1.1 million were current or less than 30 days past due at September 30, 2014. An additional $0.2 million loan was restructured and was current under the restructured terms at September 30, 2014 and $1.7 million of new loans became 30-89 days past due at September 30, 2014 of which two were restructured, unrelated credits totaling $0.8 million.

Information regarding other real estate owned is as follows:

	Nine months ended September 30, 2014	Twelve months ended December 31, 2013	Nine months ended September 30, 2013

Beginning balance	$8,566	$14,334	$14,334
Transfer of loans to other real estate owned	586	1,606	1,073
Sales proceeds, net	(1,437)	(5,040)	(4,378)
Net gain from sale of other real estate owned	48	202	196
Valuation allowance recovered upon disposition of other real estate owned	(1,179)	(2,536)	(2,085)
Total other real estate owned	6,584	8,566	9,140
Valuation allowance for losses	(1,597)	(2,268)	(2,256)
Total other real estate owned, net	$4,987	$6,298	$6,884

VALUATION ALLOWANCE ON OTHER REAL ESTATE OWNED

	Nine months ended September 30, 2014	Twelve months ended December 31, 2013	Nine months ended September 30, 2013

Beginning balance	$2,268	$3,858	$3,858
Provision charged to operations	508	946	483
Valuation allowance recovered upon disposition of other real estate owned	(1,179)	(2,536)	(2,085)
Ending balance	$1,597	$2,268	$2,256

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At September 30, 2014, the investment portfolio comprising investment securities available for sale (“AFS”) decreased $21.9 million (9.9%) to $198.7 million compared to $220.6 million at December 31, 2013. At September 30, 2014, the AFS investment portfolio represented 20.2% of total assets compared to 22.1% at December 31, 2013. For the nine months ended September 30, 2014, principal payments of $22.3 million were received on investments, including $3.3 million from the maturity or call of securities. For the nine months ended September 30, 2014, we purchased $4.3 million of AFS securities and sold $4.6 million of AFS securities at a $0.2 million gain. Additionally, AFS securities decreased by $1.1 million due to net amortization of premiums and discounts originated at the time the securities were purchased and increased $1.6 million in market value during the nine months ended September 30, 2014.

At September 30, 2014, the held to maturity (“HTM”) investment portfolio comprised three securities totaling $25.6 million versus one security classified as HTM totaling $10.3 million at December 31, 2013. For the nine months ended September 30, 2014, we purchased two HTM securities for $15.5 million. Additionally, the HTM investment portfolio decreased by $0.1 million due to net amortization of premiums and discounts originated at the time the securities were purchased.

We closely monitor securities we hold in both our investment portfolios that remain in an unrealized loss position for twelve months or greater. There were no unrealized losses at September 30, 2014 in the HTM securities portfolio. Total gross unrealized losses on AFS securities in such a loss position for twelve months or greater were $1.1 million at September 30, 2014, representing 80.8% of total gross unrealized securities losses. AFS securities in such a loss position for twelve months or greater represented 16.4% of the total AFS investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At September 30, 2014 and December 31, 2013, we did not hold securities of any one issuer, other than FNMA, GNMA, FHLMC, or VA, each an agency or corporation of the United States government, in an amount greater than 10% of our stockholders’ equity. As of September 30, 2014, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 17.9% of the total amount invested in residential mortgage-backed securities.

Deposits:

Total deposits at September 30, 2014 increased $8.8 million (1.2%) from $744.2 million at December 31, 2013 to $753.0 million at September 30, 2014. The increase for the nine months was a result of a $25.0 million (19.5%) increase in our non-interest bearing demand deposits during the nine months ended September 30, 2014, offset in part by a decrease in our time deposits of $12.4 million (8.0%), a decrease of $0.4 million (0.1%) in our savings deposits for the period and a decrease of $3.4 million (2.5%) in our NOW accounts for a total decline in interest-bearing deposits of $16.2 million (2.6%) from December 31, 2013 to September 30, 2014. During the nine months ended September 30, 2014, we did not hold any traditional brokered certificates of deposits, but we held $9.0 million of NOW balances that were considered brokered deposits, an increase of $1.0 million since December 31, 2013. Deposits where our customers direct their funds with us to be exchanged with deposits of another participating institution through a depository network (“Reciprocal Deposits”) are considered brokered deposits. At September 30, 2014 we held $1.9 million of such Reciprocal Deposits, a decrease of $1.6 million from December 31, 2013.

We continue to focus on expanding and retaining customer relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the FHLB and through the discount window at the Federal Reserve Bank.

Other Funding Sources:

Securities sold under agreements to repurchase decreased $13.2 million (22.5%) from $58.4 million at December 31, 2013 to $45.3 million at September 30, 2014. We did not have any federal funds purchased at either September 30, 2014 or December 31, 2013. The decline in repurchase agreements during the third quarter of 2014 is due to usual fluctuations relating to a significant commercial customer. These fluctuations are consistent with declines in cash balances during the same period.

FHLB advances were $54.5 million at September 30, 2014, down from $66.7 million at December 31, 2013 due to $50.3 million of new FHLB advances during the nine months ended September 30, 2014 offset by the payoff of $62.5 million of both new and prior advances. During the third quarter of 2014, no new FHLB advances were taken and therefore no additional purchases of FHLB stock were necessary to facilitate further advances. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand. FHLB continues to be available as a source of borrowing for future funding needs as we manage our liquidity needs. During the fourth quarter of 2013 and the first nine months of 2014 we utilized FHLB advances of varying terms and maturities to maximize and enhance our net interest margin. At September 30, 2014, $34.5 million of the $54.5 million FHLB advances outstanding were fixed rate while $20.0 million were variable rate. Additionally, we have committed to take $20.0 million of fixed rate advances in the next six months, at rates previously determined to replace the $20.0 million of variable rate advances that will mature in that same period.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At September 30, 2014, the interest rate on these securities was 1.58%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. At September 30, 2014, we are current on all interest payments on the TruPS.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under. The total amount of the Convertible Notes outstanding was $4.4 million and $9.4 million as of September 30, 2014 and December 31, 2013, respectively.

The Convertible Notes are convertible into shares of our common stock at a ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the Conversion Ratio. Beginning on the quarterly interest date prior to the fifth anniversary of the Convertible Notes, we may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes are mandatorily convertible at the Conversion Ratio if voluntary conversion has not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017.

On October 1, 2014, $1.2 million of Convertible Notes were converted to 215,000 shares of the Company’s common stock under the voluntary conversion terms of the Convertible Notes. Additionally, on the same date, $1.7 million of Convertible Notes were converted to 330,000 shares of the Company’s common stock under the mandatory conversion provision of the Convertible Notes, resulting in an aggregate $1.6 million of Convertible Notes remaining outstanding after such conversions.

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

The following table summarizes our significant contractual obligations and commitments at September 30, 2014:

CONTRACTUAL OBLIGATIONS

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Certificates of deposit and other time deposit obligations	$99,189	$39,540	$4,061	$—	$142,790
Repurchase agreements	45,275	—	—	—	45,275
Federal Home Loan Bank advances	32,800	7,700	13,970	—	54,470
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	29,989	65,430	10,905	—	106,324
Total	$207,253	$112,670	$28,936	$16,100	$364,959

The Convertible Notes are not reflected in the preceding table as we expect all of the Convertible Notes outstanding at September 30, 2014 to be converted to common stock, with no outlay of cash, on or before April 1, 2015.

Off- Balance Sheet Arrangements:

We do not use interest rate contracts (i.e. swaps), forward loans sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of September 30, 2014, and December 31, 2013 in the amount of $273.3 million and $238.1 million, respectively. These are further explained in Note 15 of the Notes to Consolidated Financial Statements.

Liquidity:

Liquidity management refers to our ability to ensure that cash is available on a timely basis to meet loan demand and depositors’ needs and to service other liabilities as they become due without undue cost or risk and without causing a disruption to normal operating activities. We and the Bank have different liquidity considerations.

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings, including offerings of subordinated debentures and convertible promissory notes. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our TruPS and Convertible Notes, pay dividends to our shareholders, subject to regulatory restrictions, and repurchase shares. Restrictions, which govern all state chartered banks, preclude the payment of dividends by the Bank without the prior written consent of the Wisconsin Department of Financial Institutions (“WDFI”) if dividends declared and paid by the Bank in either of the two immediately preceding years exceeded the Bank’s net income for those years, which was not the case.

The Bank meets its cash flow needs by having funding sources available to satisfy the credit needs of customers as well as having available funds to satisfy deposit withdrawal requests. Liquidity is derived from deposit growth, payments on and maturities of loans, payments on and maturities of the investment portfolio, access to other funding sources, marketability of certain assets, the ability to use loan and investment portfolios as collateral for secured borrowings, and a strong capital position.

Maturing investments have historically been a primary source of liquidity. For the nine months ended September 30, 2014, principal payments totaling $19.0 million were received on investments as well as $3.3 million from maturities. We purchased $19.8 million in investments in the same period. Approximately 8.2%, or $12.4 million, of the mortgage-backed securities outstanding at September 30, 2014 were issued and guaranteed by GNMA, the VA or the FHA; agencies of the United States government. An additional 79.0%, or $120.2 million, of the mortgage-backed securities outstanding at September 30, 2014 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, and comprised approximately 12.8%, or $19.5 million, of the outstanding mortgage-backed securities at September 30, 2014. Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the September 30, 2014 unaudited consolidated statements of cash flows, resulted in $4.9 million of cash outflow during the first nine months of 2014 but increases in deposits during the third quarter of 2014 resulted in a $16.8 million cash inflow since the end of the second quarter of 2014. Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered certificates of deposit was eliminated by September 30, 2013, due to our decision not to renew brokered certificate of deposits in 2013. However we have $9.0 million in brokered NOW accounts at September 30, 2014 compared to $8.0 million of such deposits at December 31, 2013. Additionally, at September 30, 2014, we have $1.9 million of Reciprocal Deposits, down from $3.5 million of such deposits at December 31, 2013. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits. Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $177.1 million, or 28.0% of total gross loans, maturing within one year of September 30, 2014. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at September 30, 2014, securities sold under agreements to repurchase totaled $45.3 million compared to $58.4 million at the end of 2013. Securities sold under agreements to repurchase are obtained from a base of business customers. The decline in such repurchase agreements from December 31, 2013 to September 30, 2014 is primarily due to usual fluctuations relating to a significant commercial customer. These fluctuations are consistent with changes in cash balances between December 31, 2013 and September 30, 2014. Short-term and long-term borrowings from the FHLB are another source of funds and totaled $54.5 million and $66.7 million at September 30, 2014 and December 31, 2013, respectively. During the fourth quarter of 2013 and the first nine months of 2014, we utilized FHLB advances of varying terms and maturities, to maximize and manage our net interest margin.

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

Capital Resources:

Stockholders’ equity at September 30, 2014 and December 31, 2013 was $101.9 million and $93.9 million, respectively, reflecting an increase of $8.0 million (8.6%) during the first nine months of 2014. The increase in stockholders’ equity primarily resulted from net income of $6.7 million and an increase in comprehensive income of $1.0 million, and the conversion of $5.0 million of debentures during the first nine months of 2014, partially offset by cash dividends of $1.8 million and the repurchase of 258,000 common shares during the first nine months of 2014 for $3.2 million under the repurchase program approved by our Board of Directors on May 23, 2013 (the “Repurchase Program”). Dividends of $0.22 per share were declared and paid during the nine months ended September 30, 2014. The ratio of stockholders’ equity to assets was 10.4% and 9.4% at September 30, 2014 and December 31, 2013, respectively.

In October of 2014, we declared an $0.08 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion, and regulatory compliance.

On May 23, 2013, our board of directors approved the Repurchase Program, which was designed to allow us to proactively manage our capital position and return excess capital to shareholders. Pursuant to the Repurchase Program, we may buy up to 400,000 shares of our common stock, representing approximately 5.0% of our outstanding common shares. During the third quarter of 2014, we repurchased 29,500 shares pursuant to the Repurchase Program. See Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report for details of the stock repurchases during the quarter. On April 15, 2014, our board of directors approved an amendment to and extension of the Repurchase Program to authorize the repurchase of up to an additional 400,000 shares and extended the time period for the Repurchase Program through May 30, 2015.

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

The Federal Reserve has established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8% of which at least half must comprise core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines that banks and bank holding companies must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a minimum ratio of 4% or 5%, depending on their rating. Failure to meet minimum capital requirements can initiate certain mandatory, as well as possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. At September 30, 2014, we maintained capital in excess of the minimum ratios required to be categorized as “well capitalized” under the regulatory framework for the prompt corrective action categorization. There are no conditions or events since that date that we believe have changed our category. To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule, Basel III, implements the reforms proposed by the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and will increase minimum requirements as to the quantity and quality of capital required to be held by banking organizations. We are in the process of evaluating the full impact of the new regulation to which we will be subject beginning January 1, 2015, but believe we would be considered “well capitalized” under the new regulation if it were in effect as of September 30, 2014.

The total capital ratios for the previous four quarters are as follows:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Company	16.54%	16.35%	16.16%	16.71%
Bank	16.34%	16.19%	15.94%	16.30%

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

The following tables present our and the Bank’s capital ratios as of September 30, 2014 and December 31, 2013:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of September 30, 2014
Total Capital (to Risk-Weighted Assets)
Company	$117,806	16.54%	$56,975	8.00%	$	N/A	N/A
Bank	116,268	16.34%	56,936	8.00%		71,170	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$106,373	14.94%	$28,488	4.00%	$	N/A	N/A
Bank	109,210	15.34%	28,468	4.00%		42,702	6.00%
Tier 1 Capital (to Average Assets)
Company	$106,373	10.79%	$39,445	4.00%	$	N/A	N/A
Bank	109,210	11.07%	39,453	4.00%		49,316	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2013
Total Capital (to Risk-Weighted Assets)
Company	$116,195	16.71%	$55,616	8.00%	$	N/A	N/A
Bank	113,254	16.30%	55,571	8.00%		69,464	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$99,137	14.26%	$27,808	4.00%	$	N/A	N/A
Bank	105,596	15.20%	27,786	4.00%		41,678	6.00%
Tier 1 Capital (to Average Assets)
Company	$99,137	10.48%	$37,834	4.00%	$	N/A	N/A
Bank	105,596	11.16%	37,836	4.00%		47,295	5.00%

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

As of September 30, 2014, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2013, as described in our 2013 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bps and 200 bps increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at September 30, 2014.

INTEREST SENSITIVITY

	Change in Net Interest Income Over One Year Horizon
	At September 30, 2014		At December 31, 2013
	Dollar change (in thousands)	Percentage change	Dollar change (in thousands)	Percentage change
Change in levels of interest rates
+200 bps	$(15)	(0.1)%	$(1,623)	(5.2)%
+100 bps	(51)	(0.2)%	(1,262)	(4.0)%
Base	—	—	—	—
-100 bps	(1,395)	(4.4)%	(1,013)	(3.3)%
-200 bps	(2,267)	(7.2)%	(1,812)	(5.8)%

As shown above, at September 30, 2014, the effect of an immediate 200 bp increase in interest rates would have relatively no impact on our net interest income (0.1)% versus a $1.6 million or 5.2% decrease in net interest income from a similar change in interest rates at December 31, 2013. The decrease in the impact of an immediate 200 bp increase in interest rates from December 31, 2013 to September 30, 2014 was a result of the reevaluation of the interest sensitivity of interest-bearing deposit liabilities during the second quarter of 2014. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $2.3 million or 7.2% compared to a decrease of $1.8 million or 5.8% at December 31, 2013. It is projected that rates paid on interest-bearing liabilities in the current low interest rate environment have less ability to continue to decline compared to yields on interest-earning assets. Accordingly, a 200 bp reduction in rates is not considered realistic given the low interest rate environment that currently exists. An interest rate floor of no less than zero is used rather than assuming a negative interest rate.

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

Item 4. Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2014, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. We repurchased 29,500 shares of our common stock during the third quarter of 2014 at an average price of $12.63 per share. A total of 421,000 shares have been purchased since May 23, 2013 at an average price of $11.73 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2014	—	$—	—	408,500
August 1 - August 31, 2014	15,000	12.57	15,000	393,500
September 1 – September 30, 2014	14,500	12.70	14,500	379,000
Three Months Ended September 30, 2014	29,500	12.63	29,500
Nine Months Ended September 30, 2014	258,000	12.52	258,000	379,000
Since May 23, 2013	421,000	$11.73	421,000	379,000

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

BAYLAKE CORP.

Date:	November 12, 2014	/s/ Robert J. Cera
Robert J. Cera
President and Chief Executive Officer

Date:	November 12, 2014	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne
Treasurer and Chief Financial Officer