Form 10-K
period 2014-12-31
BAYLAKE CORP
filed 2015-02-27
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2014, (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Common Stock (based upon the $12.59 per share average reported bid and asked price on that date) held by non-affiliates was approximately $86.31 million. This market value calculation excludes a total of 1,004,604 shares of common stock reported as beneficially owned by directors and executive officers. For purposes of this market value calculation, the Registrant assumed that all executive officers and directors (and no other person) qualified as “affiliates”; provided, however, nothing herein shall constitute an admission or any evidence whatsoever, as to affiliate status. As of February 27, 2015, 9,124,821 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Documents are Incorporated

Definitive Proxy Statement for 2015 Annual Meeting of Shareholders to be filed within 120 days of the fiscal year ended December 31, 2014	Part III

2

2014 FORM 10-K

PART I

ITEM 1. BUSINESS

General

Baylake Corp. (“we,” “us,” “our” or the “Company”) is a Wisconsin corporation organized in 1976 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Our primary activities consist of holding the stock of our wholly-owned subsidiary bank, Baylake Bank (the “Bank”), and providing a wide range of banking and related business activities through the Bank and our other subsidiaries. At December 31, 2014, we had total assets of approximately $1.0 billion. For additional financial information, see our Consolidated Financial Statements at Part II, Item 8 of this Form 10-K.

Baylake Bank

Baylake Bank is a Wisconsin state bank originally chartered in 1876. The Bank is an independent community bank offering a full range of financial services primarily to small businesses and individuals located in our market area. We conduct our community banking business through 21 full-service financial centers located throughout Northeast Wisconsin, in Brown, Door, Kewaunee, and Outagamie Counties. On September 7, 2012, we sold four branches located in the central part of Wisconsin. During the second quarter of 2013, we closed one branch, consolidating the related loans and deposits into our remaining branches. In the second half of 2013, we sold the deposits of two additional branches and moved these facilities to the Bank’s other real estate owned. We have eight financial centers in Door County, which is known for its tourism-related services. We have seven financial centers in Brown County, which includes the City of Green Bay and two financial centers in Outagamie County, one of which we purchased in February of 2014. In January of 2015, we announced our intentions to close one of our branches in Brown County in the second quarter of 2015. At the present time, we intend to continue to utilize the facility in future bank operations. We serve a broader range of service, manufacturing and retail job segments in the Brown County market. The rest of our financial centers are located in smaller cities and smaller communities. Other principal industries in our market area include tourism/recreation, manufacturing, agriculture and food related products. Services are provided in person at our financial centers discussed above or at other locations, as well as through the mail, over the telephone, electronically by using the Bank’s internet banking services, and mobile banking through customer mobile phones.

Non-Bank Subsidiaries

In addition to our banking operations, the Bank owns one non-bank subsidiary: Bay Lake Investments, Inc., located in Las Vegas, Nevada, which holds and manages a portion of the Bank’s investment portfolio. During the third quarter of 2012, the Bank discontinued operations of its insurance subsidiary, Baylake Insurance Agency, Inc., and sold the book of business to an unrelated third party. The Bank also owns 99.2% of the outstanding common stock in United Financial Services, Incorporated (“UFS Inc.”) which in turn, owns 49.8% of the outstanding common stock in UFS, LLC, a data processing services company located in Grafton, Wisconsin. Collectively, UFS Inc. and UFS, LLC are referred to as United Financial Services (“UFS”). UFS, LLC provides data processing services to other banks. During 2013, we capitalized a wholly-owned registered investment advisor subsidiary, Admiral Asset Management, LLC (“Admiral”), to provide brokerage services beyond those provided by the Bank and investment advisory services to customers.

Corporate Governance Matters

We maintain a website at www.baylake.com. We make available through that website, free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investor Relations link on our website. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants.

Lending

We offer short-term and long-term loans on a secured and unsecured basis for business and personal purposes. We make real estate, commercial/industrial, agricultural, consumer and municipal loans in accordance with the basic lending policies established by our Board of Directors. We focus lending activities on individuals and small businesses in our market area. Our lending activity has been historically concentrated primarily within the State of Wisconsin. We do not conduct any substantial business with foreign obligors. We serve a wide variety of industries including, on a limited basis, a concentration on businesses directly and indirectly related to the tourism/recreation industries. Loans to customers in the tourism/recreation industry, including restaurants and lodging businesses, totaled approximately $85.9 million at December 31, 2014, or 12.6% of our aggregate loans outstanding at that date. Although competitive and economic pressures exist in this market segment, business remains relatively steady in the markets we serve. However, any deterioration in the economy of Northeastern Wisconsin (as a result, for example, of a decline in its manufacturing or tourism/recreation industries or otherwise) could have a material adverse effect on our business and operations. In particular, a decline in the Door County tourism business would not only affect our customers in the restaurant and lodging business, and therefore loans to such entities as described above, but could also affect loans and other business relationships with persons employed in that industry, as well as real estate values (including collateral values) in the area. Our expansion into other market areas has reduced our concentration level in tourism/recreation related businesses, but these types of businesses still remain an important element of the customer base that we serve.

In addition to originating loans, we buy and sell loan participations with other banks located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market, which represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines and totaled $65.4 million, or 9.6% of total outstanding loans at December 31, 2014.

Our total outstanding loans as of December 31, 2014 were approximately $679.4 million, consisting of 44.7% commercial real estate loans, 22.4% residential real estate loans, 13.0% other commercial and industrial loans, 9.6% syndicated commercial and industrial loans, 6.0% construction and land development real estate loans, 3.4% tax exempt loans and 0.9% consumer loans.

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

Deposits

We offer a broad range of depository products, including noninterest-bearing demand deposits, interest-bearing demand deposits, various savings and money market accounts and certificates of deposit (“CDs”). Deposits are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits. At December 31, 2014, our total deposits were approximately $765.5 million, including interest-bearing deposits of $612.4 million and noninterest bearing deposits of $153.1 million. In the first quarter of 2014, we acquired $13.7 million of deposits in conjunction with the purchase of a branch in Outagamie County, Wisconsin.

Other Customer Services and Products

Other services and products we offer include safe deposit box services, personal and corporate trust services, brokerage services, cash management, private banking, financial planning and electronic banking services, including mobile banking, and eBanc, an internet banking product for our customers. Additionally, we offer investment advisory services through Admiral.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), enacted in July 2010, resulted in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector.

The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. In addition, the Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions, including restrictions related to mortgage originations, risk retention requirement as to securitized loans, the establishment of the Consumer Financial Protection Bureau (“CFPB”), and restrictions on proprietary trading (the “Volcker Rule”). The Dodd-Frank Act may have a material impact on our and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See Part I, Item 1A, “Risk Factors” for a more extensive discussion of this topic.

Capital Requirements and Basel III

We and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Bank (“FRB”). Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

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

Compliance with the Basel III Capital Rules is required for most banking organizations beginning January 1, 2015, including us and the Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe that we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis. For further detail on capital and capital ratios, see the discussion under Part II, Item7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Liquidity” and “Capital,” and under Part II, Items 8, Note 13, “Capital Matters,” of the notes to our consolidated financial statements.

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

Reserves

The FRB requires all depository institutions to maintain reserves against specified transaction accounts. Reserves are required to be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $14.5 million up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from reserve requirements. The Bank complies with the foregoing requirements. In October 2008, the FRB began paying interest on certain reserve balances. In addition, the reserve balances imposed by the FRB may be used by the Bank to satisfy liquidity requirements. An institution may borrow from the Reserve Bank “discount window” as a secondary source of funds, provided that the institution meets the Reserve Bank’s credit standards. The 2014 limits as stated above are reviewed annually and any changes are applicable to the following calendar year.

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

Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. The Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000. The FDIC imposes an assessment against all depository institutions. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current assessment system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized FICO assessment was equal to 0.64 basis points of total assets less tangible capital.

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

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”) and the implementing regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the Bank. The CRA requires the boards of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank’s service area is designated and comprises the four counties within the geographic area of Northeast Wisconsin. The Bank’s board of directors is required to review the appropriateness of this delineation at least annually.

The Bank underwent a CRA Performance Evaluation by the Federal Reserve on August 26, 2013, for which it received a Satisfactory rating.

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

The Federal Deposit Insurance Act (“FDIA”) requires, among other things, the federal banking agencies to take “prompt corrective action” in respect to depository institutions that do not meet minimum capital requirements. The capital-based regulatory framework consists of five categories of compliance with regulatory capital guidelines, including “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a Leverage Ratio of no less than 5%, a Tier 1 Capital ratio of no less than 6% and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Generally, a financial institution must be “well-capitalized” before the FRB will approve an application by a bank holding company to acquire or merge with a bank or bank holding company. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

As of December 31, 2014, we and the Bank exceeded the guidelines contained in the applicable regulations, policies and directive pertaining to capital adequacy to be classified as “well-capitalized.”

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

Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. Applications to establish such branches must still be filed with the appropriate primary federal regulator.

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

Among other requirements, the USA PATRIOT Act and related regulations require banks to establish anti-money laundering programs. Those programs must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide for training for appropriate personnel. Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program (“CIP”) as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. We and our affiliates have adopted policies, procedures and controls to comply with the BSA and the USA PATRIOT Act.

Office of Foreign Assets Control Regulations

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, monetary and reputational consequences.

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

Privacy

Under the GLB Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties.

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

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but final rules have not yet been published. Our total assets are currently above the $1 billion threshold where these rules would apply. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

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

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014) amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a qualified mortgage is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher priced” (e.g. subprime loans) are given a safe harbor of compliance. The Bank is predominantly an originator of compliant qualified mortgages.

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

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot predict whether any such legislation will be enacted and, if enacted, the effect that it or any implementing regulations would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material effect on our business, financial condition and results of operations.

Employees

At December 31, 2014, we had 261 total employees company-wide, 243 of which were full-time. We consider our relationship with our employees to be good. At December 31, 2013, we had 267 total employees, 229 of which were full-time.

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

Risk Factors

An investment in our common stock contains a high degree of risk. In addition to the other information contained in, or incorporated by reference into, this Form 10-K, including the matters addressed under the caption “Forward Looking Statements” above, you should carefully consider the risks described below before deciding whether to invest in our common stock. If any of the events highlighted in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we do not currently believe to be important to you, materialize, our business, results of operations or financial condition would likely suffer. In such an event, the trading price of our common stock could decline and you could lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in our filings with the SEC, including our financial statements and related notes.

Risks Related to Our Lending and Credit Activities

We are subject to lending concentration risks.

As of December 31, 2014, approximately 73.3% of our loan portfolio consisted of commercial and industrial, real estate construction and commercial real estate loans (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because the Bank’s loan portfolio contains a number of larger commercial loans, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, any decline in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce our net income and profitability.

Real estate values and the demand for commercial real estate loans have not fully recovered from the recent recession, which generally lasted from 2007 through 2009. There can be no assurance that the economy will not enter into another recession, whether in the near term or long term. Significant declines in real estate values in Northeastern Wisconsin coupled with the impact of any future possible economic downturns and high unemployment levels, could drive losses beyond the levels provided for in our allowance for loan losses, in which case our future earnings would be adversely affected.

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

Risks Related to Our Operations

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income, which is the difference between interest income on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. There are many factors which influence interest rates that are beyond our control including, but not limited to, general economic conditions and governmental policy, in particular, the policies of the FRB. Any changes in such policies, including changes in interest rates, could influence the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings.

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

We invest in mortgage-backed securities that evidence interests in, or are secured by, a single mortgage loan or a pool of mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of mortgage-backed securities may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of mortgage-backed securities may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage-backed securities market as a whole. In addition, mortgage-backed securities are subject to the credit risk associated with performance of the underlying mortgage properties. Mortgage-backed securities are issued by investment banks, not financial institutions, and while the loans that are pooled to create the security carry government agency guarantees, the securities themselves are not insured or guaranteed by the United States government. Finally, mortgage-backed securities are also subject to geographic risk when the mortgages underlying the securities are concentrated in one or more geographic areas. This risk is managed by monitoring the geographic dispersion of the underlying loans in each security. As of December 31, 2014, the highest concentration of loans secured by 1-4 family homes issued in any state was issued in California and those loans represented approximately 5.8% of the total amount we had invested in mortgage-backed securities as of that date.

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

In assessing whether any impairment of investment securities we hold is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Any such determination of other-than-temporary impairment could have a material adverse effect on our business, results of operations and financial condition.

Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2014, net deferred tax assets are approximately $4.7 million. If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

Impairment of goodwill could require charges to earnings, which could result in an adverse impact on our results of operations.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period that was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2014, we had goodwill of $7.2 million, representing about 6.8% of stockholders’ equity.

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
17

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

The overall economic environment evident during 2014 remained challenging for many households and businesses in Northeast Wisconsin and the business environment of the markets in which we operate have been adversely affected. In our market area, especially in Door County, a significant percentage of our customer base is in the tourism industry, particularly lodging and restaurants and many other of our customers depend indirectly on the tourism industry. With this concentration in a single industry, any downturn, deterioration of the economy or other issues affecting local tourism could reduce the demand for our services, increase problem loans and thus disproportionately have a materially adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, such as the Bank.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is relatively new under the law. Moreover, while the Bank will not be directly supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies, the Bank’s primary federal regulator, the FRB, will be responsible for oversight and examination of such regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offering and services may produce significant, material effects on the Bank’s (and our) profitability.

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

We may experience unanticipated losses as a result of residential mortgage loan repurchase or reimbursement obligations under agreements with secondary market purchasers.

We may be required to repurchase residential mortgage loans, or to reimburse the purchaser for losses with respect to residential mortgage loans, which have been sold to secondary market purchases in the event there are breaches of certain representations and warranties contained within the sales agreements, such as representations and warranties related to credit information, loan documentation, collateral and insurability. Consequently, we are exposed to credit risk, and potentially funding risk, associated with sold loans. There can be no assurance that we will not be required to repurchase from or reimburse secondary market purchasers for any loans sold or that the total losses incurred, if any, on such repurchases or reimbursements will not have a material adverse effect on our financial condition or results of operations.

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

We are a separate and distinct legal entity from our subsidiaries. Historically, we have received substantially all of our revenue in the form of dividends from the Bank. Federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to us. Also, a holding company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to us when needed, we may not be able to service our debt or pay our obligations, including dividends on the Trust Preferred Stock and Convertible Promissory Notes (“Convertible Notes”). Any inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition and/or results of operations.

Risks Related to an Investment in Our Common Stock

The price of our securities can be volatile.

Price volatility may make it more difficult for you to sell your securities when you want and at prices you find attractive. Our securities prices can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations or financial conditions;

•	operating results and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitment by or involving us or our competitors;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends could also cause our securities prices to decrease regardless of our operating results. In addition, while our common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”), there is limited trading activity in the stock. As such, relatively small trades may have a significant impact on the price of our stock.

Our securities are not an insured deposit.

Securities issued by us are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Securities are subject to investment risk, and investors must be able to afford the loss of their entire investment.

You may not receive dividends on your investment in our common stock.

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital. In addition, under the terms of our junior subordinated debentures, we would be precluded from paying dividends on our common stock if we were in default under the debentures, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred. After temporarily suspending the payment of dividends on our common stock in February 2008, our Board of Directors announced in January 2012 that it would be resuming the payment of dividends. There can be no assurance, however, that we will be able to continue paying dividends to our shareholders and if we do, in what amounts. Total dividends declared and paid in 2013 were $0.22 per share. During 2014, total dividends of $0.30 per share were declared and paid.

The holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

On March 31, 2006, we issued $16.1 million of floating rate junior subordinated debentures in connection with a $16.1 million trust preferred securities issuance by our subsidiary, Baylake Capital Trust II. The 2006 junior subordinated debentures mature in June of 2036. The purpose of the transaction was to raise additional capital in order for us to redeem our trust preferred securities issued by our subsidiary Baylake Capital Trust I. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. The junior subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock. We are currently paying dividends on the junior subordinated debentures in accordance with their terms.

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

During 2009 and 2010, we issued $9.5 million of our 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) and, as of December 31, 2014, we had $1.7 million of Convertible Notes outstanding. The Convertible Notes are convertible into shares of our common stock at a rate of one share for every $5.00 in aggregate principal amount outstanding (the “Conversion Ratio”), or an aggregate 330,000 shares, at the holders’ discretion. The issuance of common stock in conjunction with any such conversion of our Convertible Notes will further dilute the ownership interest of our existing common shareholders, and may adversely impact the market price of our shares.

The holders of our convertible notes have rights that are senior to those of our shareholders.

The Convertible Notes are senior to our junior subordinated debentures issued in connection with trust preferred securities, as well as shares of our common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our Convertible Notes must be satisfied before any distributions can be made to the holders of our common stock or junior subordinated debentures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Bank owns its headquarters and twenty other branches. The main office is located in Sturgeon Bay, Wisconsin and the branches are distributed by county as follows: seven in Brown County, seven in Door County, four in Kewaunee County, and two in Outagamie County. In 2013, we closed three branches, two of which were in central Wisconsin and were in conjunction with a sale of the deposits of such branches. The three facilities related to the 2013 closures were transferred to other real estate. In 2014, the Bank consummated the purchase of a branch in Outagamie County, Wisconsin and $13.7 million related deposits. The Bank leases office space adjacent to the facility purchased in Outagamie County for use by Admiral.

The main office building located in Sturgeon Bay serves as our corporate headquarters and main banking office. The twenty-one offices owned by the Bank are in good condition and considered adequate for present and near term requirements. In addition, the Bank owns other real property that we do not consider in the aggregate to be material to our consolidated financial position. All of such other real property is reserved for future expansion and is located in the following Wisconsin municipalities: Neenah, and Oshkosh.

January 7, 2015, the Bank announced its intentions to close one of its branches in Brown County, Wisconsin during the second quarter of 2015. We intend to utilize this location in future bank operations and therefore, this facility will not be transferred to other real estate at this time.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Historically, trading in shares of our common stock has been limited. Between mid-1993 and November 3, 2013, our common stock had been quoted on the Over-The-Counter Bulletin Board (“OTCBB”), an electronic interdealer quotation system providing real-time quotations on eligible securities. Beginning in November 2013, our stock began being quoted on the NASDAQ Stock Market LLC (the “NASDAQ”) (Trading symbol: BYLK).

The following table summarizes high and low bid prices and cash dividends declared for our common stock for the periods indicated. Bid prices are as reported from the OTCBB through November 3, 2013 and from the NASDAQ beginning November 4, 2013. The reported high and low prices represent interdealer bid prices, without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Calendar Period	High	Low	Cash Dividends per share
2014	4th Quarter	$12.75	$11.41	$0.08
	3rd Quarter	$12.67	$10.92	$0.08
	2nd Quarter	$13.06	$11.54	$0.07
	1st Quarter	$14.00	$11.27	$0.07

2013	4th Quarter	$14.00	$10.13	$0.07
	3rd Quarter	$11.30	$9.70	$0.06
	2nd Quarter	$10.00	$9.01	$0.05
	1st Quarter	$10.00	$7.50	$0.04

We had approximately 1,700 shareholders of record at February 27, 2015. The number of shareholders does not separately reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions. Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after payment of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital, as discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation-Capital Resources. In addition, under the terms of our junior subordinated debentures due 2036, we would be precluded from paying dividends on our common stock if we were in default under the debentures, if we exercised our right to defer payments of interest on the debentures, or if certain related defaults occurred.

After temporarily suspending the payment of dividends in February 2008, in 2012, our Board of Directors declared a quarterly dividend each quarter totaling $0.08 per share for the year. Additional quarterly dividends of $0.04, $0.05, $0.06, and $0.07 were declared in each respective quarter in 2013 and $0.07, $0.07, $0.08 and $0.08 were declared in each respective quarter in 2014. Nonetheless, there is no assurance that we will be able to continue to declare quarterly dividends going forward and, even if we do, in what amounts. We maintain a dividend reinvestment plan enabling participating shareholders to elect to purchase shares of our common stock in lieu of receiving cash dividends. Such shares may be newly issued or acquired by us in the open market. New shares issued under this plan are limited to one million over the life of the plan.

In 2009 and 2010, we completed closings for a private placement of Convertible Notes. The Convertible Notes were offered and sold primarily to “accredited investors” as defined in the Securities Act of 1933 and up to 35 non-accredited investors in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 thereunder. At the closings, we issued in aggregate $9.45 million of Convertible Notes. The proceeds of this financing were contributed, in part, as additional capital to the Bank and otherwise used for general corporate purposes. As of December 31, 2014, $1.7 million of the Convertible Notes remain outstanding.

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

Beginning January 1, 2014, we began redeeming the notes at the investors’ option under the terms described in the preceding paragraph. In 2014, $6.1 million was converted into 1.2 million shares of our common stock under this option. On October 1, 2014, an additional $1.6 million of Convertible Notes were converted to 330,000 shares of our common stock under the mandatory conversion provision of the Convertible Notes, resulting in an aggregate $1.7 million of Convertible Notes remaining outstanding after such conversions. Subsequent to December 31, 2014, $0.6 million of debentures were converted to 115,000 shares of our common stock at the investors’ option.

We did not sell any securities without registration during the fourth quarter of 2014.

A stock repurchase program was approved by our board of directors on May 23, 2013 (the “Repurchase Program”). This program authorized us to repurchase up to 400,000 shares of our stock through May 30, 2014. In April of 2014, this program was extended through May 30, 2015 and the maximum number of common shares subject to repurchase was increased to 800,000. In 2013, we repurchased 163,000 shares of our common stock under the Repurchase Program. During 2014, an additional 339,000 shares of our common stock were repurchased. In the aggregate, a total of 502,000 shares of common stock have been repurchased under the Repurchase Program since its adoption at an average price of $11.85 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2014	—	$—	—	379,000
November 1 – November 30, 2014	45,000	12.36	45,000	334,000
December 1 – December 31, 2014	36,000	12.63	36,000	298,000
Three months ended December 31, 2014	81,000	12.48	81,000
Year Ended December 31, 2014	339,000	$12.51	339,000	298,000

Performance Graph

The following graph shows the cumulative stockholder return on our common stock for the period of December 31, 2009 to December 31, 2014 compared with the NASDAQ Bank and the S&P 500 Index. The graph assumes a $100 investment on December 31, 2009, together with the reinvestment of all dividends. The graph is sourced from SNL Financial LC.

Baylake Corp.

		Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Baylake Corp.	100.00	146.43	150.00	274.56	480.96	472.84
NASDAQ Bank	100.00	114.16	102.17	121.26	171.86	180.31
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

ITEM 6. SELECTED FINANCIAL DATA

BAYLAKE CORP.
FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31, (dollars in thousands, except per share data)
	2014	2013	2012	2011	2010

Results of operations:
Interest and dividend income	$34,743	$34,740	$39,186	$42,122	$45,050
Interest expense	3,313	4,540	6,755	9,582	12,825
Net interest income before loan losses	31,430	30,200	32,431	32,540	32,225
Provision for loan losses	—	1,400	5,425	5,050	7,350
Net interest income after provision for loan losses	31,430	28,800	27,006	27,490	24,875
Noninterest income	9,067	9,830	13,823	10,020	8,955
Noninterest expense	28,322	27,302	31,704	31,627	33,609
Income before provision (benefit) for income taxes	12,175	11,328	9,125	5,883	221
Income tax provision (benefit)	3,252	3,319	1,483	1,407	(916)

Net income	$8,923	$8,009	$7,642	$4,476	$1,137
Per Share Data: (1)
Net income per share (basic)(1)	$1.07	$1.01	$0.96	$0.57	$0.14
Net income per share (diluted)(1)	0.97	0.87	0.84	0.57	0.14
Cash dividends per common share	0.30	0.22	0.08	—	—
Book value per share at end of year	11.65	12.02	11.73	10.67	9.74

Selected Financial Condition Data (at December 31):
Total assets	$1,021,623	$996,776	$1,023,971	$1,086,929	$1,052,453
Securities	208,524	230,883	242,019	284,331	266,760
Gross loans	679,357	617,960	595,533	631,015	629,891
Total deposits	765,542	744,212	806,015	865,187	852,566
Short-term borrowings (2)	64,869	58,448	51,568	47,566	19,236
Other borrowings (3)	60,455	66,700	40,000	55,000	70,000
Subordinated debentures	16,100	16,100	16,100	16,100	16,100
Convertible promissory notes	1,650	9,400	9,400	9,450	9,450
Total stockholders’ equity	105,504	93,881	93,144	84,401	77,067

Performance Ratios:
Return on average assets	0.91%	0.83%	0.74%	0.43%	0.11%
Return on average total stockholders’ equity	8.99	8.55	8.60	5.53	1.45
Dividend payout ratio	28.23	21.78	8.31	—	—
Equity to assets	10.33	9.42	9.10	7.77	7.32
Net interest margin (4)	3.63	3.58	3.53	3.55	3.55
Net interest spread (4)	3.55	3.48	3.43	3.44	3.44
Noninterest income to average assets	0.93	1.02	1.33	0.96	0.86
Noninterest expense to average assets	2.89	2.84	3.05	3.04	3.23
Net overhead ratio (5)	1.96	1.82	1.72	2.08	2.37
Average loan-to-average deposit ratio	86.29	79.28	74.29	74.87	77.39
Average interest-earning assets to average interest-bearing liabilities	121.98	119.10	114.58	110.70	107.75
Efficiency ratio (6)	67.30	67.57	72.52	73.60	82.11

Asset Quality Ratios: (7)
Nonperforming loans to total loans	0.76%	1.08%	2.42%	3.09%	2.59%
Allowance for loan losses to:
Gross loans	1.04	1.24	1.54	1.68	1.81
Nonperforming loans	136.78	115.02	63.43	54.32	69.71
Net charge-offs to average loans	0.10	0.48	1.11	0.94	0.85
Nonperforming assets to total assets	0.92	1.30	2.43	2.92	3.08

	Year Ended December 31, (dollars in thousands, except per share data)
	2014	2013	2012	2011	2010

Capital Ratios: (8)
Stockholders’ equity to assets	10.33%	9.42%	9.10%	7.77%	7.32%
Tier 1 risk-based capital	14.96%	14.26%	13.34%	11.03%	10.25%
Total risk-based capital	16.14%	16.71%	15.96%	13.54%	12.76%
Leverage ratio	11.27%	10.48%	9.41%	7.93%	7.41%

	Year Ended December 31, (dollars in thousands, except per share data)
Efficiency Ratio GAAP to Non-GAAP reconciliation: (6)	2014	2013	2012	2011	2010
Noninterest expense	$28,322	$27,302	$31,704	$31,627	$33,609
Less: payment under UFS tax strategy reorganization	661	—	—	—	—
Noninterest expense (non-GAAP)	27,661	27,302	31,704	31,627	33,609

Net interest income	31,430	30,200	32,431	32,540	32,225
Plus: tax equivalent adjustment relating to tax exempt loans and securities	1,052	1,070	1,057	1,058	1,065
Net interest income (non-GAAP) – tax equivalent	32,482	31,270	33,488	33,598	33,290

Noninterest income	9,067	9,830	13,823	10,020	8,955
Less: net securities gains (losses)	446	574	2,188	651	1,398
Less: gains on sales of deposits or branches	—	122	826	—	—
Less: net gains (losses) on disposal of fixed assets	1	(3)	582	(4)	(83)
Noninterest income – (non-GAAP)	$8,620	$9,137	$10,227	$9,373	$7,640

Efficiency Ratio	69.94%	68.20%	68.54%	74.31%	81.61%
Efficiency Ratio (non-GAAP) – tax equivalent	67.30%	67.57%	72.52%	73.60%	82.11%

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

28

(6)
Efficiency ratio is calculated as follows: non-interest expense less significant, non-recurring expenses divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment security gains, net gains on sale of fixed assets and land held for sale and significant, non-recurring income. This efficiency ratio is presented on a tax equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of such income arising from both taxable and non-taxable sources. However, as calculated, this ratio is not considered to be in accordance with Generally Accepted Accounting Principles (“GAAP”) and as such, a reconciliation of GAAP to non-GAAP is presented as well.

(7)
Nonperforming loans consist of nonaccrual loans, loans 90 days or more past due, but still accruing interest and restructured loans on nonaccrual. Nonperforming assets include nonperforming loans and other real estate owned.

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

Other Real Estate Owned: Other real estate owned acquired through or in lieu of loan foreclosure and bank facilities no longer in use are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Fair value is determined using a variety of market information including but not limited to appraisals, professional market assessments and real estate tax assessment information. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

Income Tax Accounting: The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of our operations and reported earnings. We believe that the net deferred income tax asset on our December 31, 2014 consolidated balance sheet is recoverable, and the income tax liabilities are adequate and fairly stated in the consolidated financial statements. See Note 16-“Income Taxes” to our consolidated financial statements for further information.

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

Our regulatory capital ratios and those of the Bank are in excess of the levels established by regulatory agencies for “well-capitalized” financial institutions.

Performance Summary

The following is a brief summary of some of the factors that affected our operating results in 2014. See the remainder of this section for a more thorough discussion.

We reported net income of $8.9 million for the year ended December 31, 2014, an increase of $0.9 million compared to net income of $8.0 million in 2013. Basic and diluted earnings per share were $1.07 and $0.97, respectively, for 2014. Basic and diluted earnings per share were $1.01 and $0.87, respectively, for 2013. Return on average assets for the year ended December 31, 2014 was 0.91% compared to 0.83% for the year ended December 31, 2013. The return on average equity was 8.99% for 2014 compared to 8.55% for 2013. Cash dividends of $0.30 and $0.22 per share were declared in 2014 and 2013, respectively.

Key factors behind these results were:

▪	Net interest income before provision for loan losses was $31.4 million in 2014 compared to $30.2 million in 2013.

▪
Tax-equivalent net interest income was $32.5 million for 2014, an increase of $1.2 million or 3.9% from $31.3 million for 2013. Tax-equivalent interest income was relatively unchanged, while interest expense decreased $1.2 million.

▪	The net interest margin for 2014 was 3.63% compared to 3.58% for 2013.

▪
Net loan charge-offs decreased from a year ago. Net loan charge-offs were $0.6 million in 2014, a decrease of $2.3 million compared to $2.9 million for 2013. Net loan charge-offs for commercial real estate loans and commercial syndicated loans each represented $0.2 million of the $0.6 million total in 2014. Net loan charge-offs represented 0.10% of average loans in 2014 compared to 0.48% in 2013. No PFLL was recorded for 2014 compared to $1.4 million for 2013.

▪	Noninterest income was $9.1 million for 2014, a decline of $0.8 million or 7.8% from 2013 resulting primarily from a decrease in net gains from sales of loans.

▪
Noninterest expense was $28.3 million for 2014, an increase of $1.0 million or 3.7% over 2013. This was primarily the result of a $0.3 million increase in other outside service costs and a $0.7 million make-whole payment made by the Bank to UFS’s other 49.8% shareholder during the fourth quarter of 2014 as part of the tax strategy reorganization of UFS (the “Make-Whole Payment”).

▪
Provision for income taxes resulted in tax expense of $3.3 million for 2014 unchanged from 2013 even though pre-tax income was $0.8 million higher than in 2013. This was primarily due to a reversal of $0.6 million of a previously recorded deferred tax liability partially offset by increased taxes from the non-deductibility of the Make-Whole Payment during 2014, both of which resulted as part of the UFS tax strategy reorganization.

▪
In February of 2014, we consummated the purchase of a branch facility and the related operations located in Outagamie County, Wisconsin including $13.7 million in related deposits and $1.0 million in fixed assets. Additionally, this transaction resulted in $0.1 million of core deposit intangible assets and $0.6 million of goodwill.

STATEMENT OF OPERATIONS ANALYSIS

Table 1: Average Balances and Interest Rates (interest and rates on a tax-equivalent basis)

	Year ended December 31, (dollars in thousands)
	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:

Interest-Earning Assets
Loans, net (1)(2)	$636,085	$28,416	4.47%	$601,228	$28,539	4.75%	$623,685	$31,412	5.04%
U.S. Treasuries	—	—	—	—	—	—	—	—	—
U.S. government sponsored agencies	157,907	3,987	2.53	166,792	3,744	2.24	189,254	4,845	2.56
State and municipal obligations(1)	59,107	2,827	4.78	59,205	2,817	4.76	58,559	2,810	4.80
Other securities	12,476	489	3.92	15,243	619	4.06	21,413	1,045	4.88
Federal funds sold	2,426	6	0.26	2,254	6	0.27	3,342	8	0.24
Other money market instruments	27,398	69	0.25	28,900	82	0.28	51,391	123	0.24
Total earning assets	895,399	35,794	4.00%	873,622	35,807	4.10%	947,644	40,243	4.25%
Noninterest-earning assets	83,199			87,055			91,214
Total assets	$978,598			$960,677			$1,038,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities
NOW accounts	$129,989	$98	0.08%	$133,452	$138	0.10%	$139,011	$212	0.15%
Savings accounts	311,570	437	0.14	298,933	418	0.14	310,298	638	0.21
Time deposits>$100M	46,662	386	0.83	51,039	533	1.04	84,599	1,123	1.33
Time deposits<$100M	100,480	619	0.62	127,850	1,079	0.84	147,559	1,788	1.21
Brokered deposits	10,805	49	0.45	21,544	324	1.50	43,238	708	1.64
Total interest-bearing deposits	599,506	1,589	0.26	632,818	2,492	0.39	724,705	4,469	0.62
Federal funds purchased	111	—	0.72	—	—	—	26	—	—
Repurchase agreements	41,110	98	0.24	34,728	79	0.23	27,578	61	0.22
FHLB advances	71,432	755	1.06	40,461	729	1.80	49,221	949	1.93
Subordinated debentures	16,100	259	1.61	16,100	266	1.65	16,100	297	1.85
Convertible promissory notes	5,825	612	10.51	9,400	975	10.37	9,440	979	10.37
Total interest-bearing liabilities	734,084	3,313	0.45%	733,507	4,541	0.62%	827,070	6,755	0.82%
Demand deposits	137,627			125,498			114,787
Accrued expenses and other liabilities	7,606			7,958			8,191
Stockholders’ equity	99,281			93,714			88,810
Total liabilities and stockholders’ equity	$978,598			$960,677			$1,038,858
Net interest income and rate spread(3)		$32,481	3.55%		$31,266	3.48%		$33,488	3.43%
Net interest margin(4)			3.63%			3.58%			3.53%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

(2)	The average loan balances and rates include nonaccrual loans.

(3)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

Table 2: Rate/Volume Analysis (1)

	2014 compared to 2013			2013 compared to 2012
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
	(dollars in thousands)
Interest income:
Loans (2)	$1,512	$(1,635)	$(123)	$(1,106)	$(1,767)	$(2,873)
U.S. government-sponsored agencies	(207)	450	243	(540)	(560)	(1,100)
State and municipal obligations (2)	(1)	11	10	31	(24)	7
Other securities	(109)	(21)	(130)	(269)	(157)	(426)
Federal funds sold	—	—	—	(3)	—	(3)
Other money market instruments	(4)	(9)	(13)	(61)	20	(41)
Total interest-earning assets	1,191	(1,204)	(13)	(1,948)	(2,488)	(4,436)
Interest expense:
NOW accounts	(4)	(36)	(40)	(8)	(66)	(74)
Savings accounts	18	1	19	(23)	(197)	(220)
Time deposits	(246)	(361)	(607)	(601)	(698)	(1,299)
Brokered deposits	(136)	(139)	(275)	(452)	68	(384)
Repurchase agreements	15	4	19	16	2	18
FHLB advances	408	(382)	26	(160)	(60)	(220)
Subordinated debentures	—	(7)	(7)	—	(31)	(31)
Convertible promissory notes	(375)	12	(363)	(4)	—	(4)
Total interest-bearing liabilities	(320)	(908)	(1,228)	(1,232)	(982)	(2,214)
Net interest income	$1,511	$(296)	$1,215	$(716)	$(1,506)	$(2,222)

(1)	The change in interest due to both rate and volume has been allocated proportionally to the relationship to the dollar amounts of the change in each.
(2)	The yield on tax-exempt loans and securities is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.

2014 compared to 2013

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

Table 1 above provides average balances of interest-earning assets and interest-bearing liabilities, tax-equivalent interest income and expense, and the corresponding interest rates earned, as well as net interest income, interest spread, and net interest margin on a tax-equivalent basis for the years ended December 31, 2014, 2013 and 2012. The results were impacted by the sale of four branches in September 2012. Included in the sale was $65.2 million of deposit balances, $36.8 million of loan balances, and $1.2 million of repurchase agreement balances. Results for 2013 were further impacted by the sale of $15.6 million of deposits associated with the closure of two branches in November as well as by the closure of one other branch in the second quarter of 2013. Results for 2014 were impacted by the purchase of $13.7 million of deposits associated with the acquisition on one branch in February 2014.

Net interest income in the consolidated statements of operations (which excludes the tax-equivalent adjustment) was $31.4 million for 2014, compared to $30.2 million for 2013. The tax equivalent adjustments (adjustments needed to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to taxation using a 34% tax rate) of $1.1 million for 2014 and 2013 resulted in a tax-equivalent net interest income of $32.5 million and $31.3 million, respectively. The net interest margin for 2014 was 3.63% compared to 3.58% in 2013 and the interest rate spread for 2014 was 3.55% compared to 3.48% in 2013. The return on interest-earning assets declined 10 bp while the cost of interest-bearing liabilities declined 17 bp in 2014.

During 2014, we were liability sensitive (which means that liabilities will re-price faster than assets) but continued to re-position the balance sheet to be more asset sensitive (which means that assets will re-price faster than liabilities); which would mean that future rate increases would impact net interest income positively. We expect that in a gradually increasing rate environment, our statement of operations would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of interest rate increases could affect that trend.

As shown in the rate/volume analysis in Table 2 above, volume changes resulted in a $1.5 million increase to tax-equivalent net interest income in 2014. The changes in the composition of earning assets resulted in a $1.2 million increase to tax equivalent interest income in 2014 enhanced by a $0.3 million decrease in interest expense due to the composition change in interest-bearing liabilities. Rate changes on earning assets decreased interest income by $1.2 million but were partially offset by rate changes on interest-bearing liabilities, which decreased interest expense by $0.9 million, for a net decrease in net interest income of $0.3 million due to changes in interest rates.

For 2014, the yield on earning assets declined to 4.00% from 4.10% in 2013, which was the combined effect of a decrease of 28 bps in the loan yield, a 14 bp decline in the yield on other securities, a 3 bp decrease in the yield on money market instruments and a 1 bp reduction in yields on federal funds sold offset by a 29 bp increase in yields on U.S. government sponsored agencies and a 2 bp increase in yields on state and municipal obligations. The average loan yield was 4.47% in 2014 and 4.75% in 2013. The decline in loan yields reflected lower yields received on new loan originations.

For 2014, the cost of interest-bearing liabilities decreased by 17 bps from 0.62% in 2013, to 0.45%. The combined average cost of interest-bearing deposits was 0.26%, down 13 bps from 2013, primarily resulting from the continued low short-term interest rate environment during 2014. Also contributing to the decrease was the cost of funding, comprising FHLB advances (down 74 bps to 1.06%) and subordinated debentures (down 4 bp to 1.61%) offset by a 1 bp increase to 0.24% in the cost of repurchase agreements. The cost of Convertible Notes increased to 10.51% for 2014 from 10.37% for 2013. During 2014, $76.3 million of FHLB borrowings matured and $82.5 million of FHLB borrowings were advanced, resulting in a reduction in cost for the year as the new borrowings carried lower rates.

Average earning assets were $895.4 million in 2014, compared to $873.6 million in 2013. Average loans outstanding increased 5.8% to $636.1 million in 2014 from $601.2 million in 2013. Average loans to average total assets increased to 65.0% in 2014 from 62.6% in 2013. For 2014, tax-equivalent interest income on loans decreased $0.1 million, of which $1.6 million related to the lower loan yields mostly offset by $1.5 million due to higher average loan balances. Average balances of securities and short-term investments decreased $13.1 million in 2014 versus 2013. Tax-equivalent interest income on securities and short-term investments decreased $0.3 million from volume changes, and increased $0.4 million from the impact of the rate environment, for a net increase of $0.1 million in tax-equivalent interest income on securities in our investment portfolio.

Average interest-bearing liabilities increased $0.6 million in 2014 from 2013 levels, while net free funds (the total of demand deposits, accrued expenses, other liabilities and stockholders’ equity less noninterest earning assets) increased $17.3 million during the same period. The increase in net free funds is primarily attributable to an increase in demand deposits. Average demand deposits increased by $12.1 million, or 9.7%. Average interest-bearing deposits declined $33.3 million, or 5.3% during 2014 to $599.5 million. This decline resulted from a decrease in time deposits of $31.4 million, or 17.7% and a $3.5 million decrease in NOW balances offset by a $12.6 million, or 4.2% increase in savings average balances. Interest expense on interest-bearing deposits decreased $0.4 million from the volume and mix changes and $0.5 million from impact of lower rates during 2014, resulting in an aggregate decrease of $0.9 million in interest expense on interest-bearing deposits for the year. Average wholesale-funding sources increased by $33.9 million during 2014 primarily due to increases in FHLB borrowings and repurchase agreements. For 2014, interest expense on wholesale funding sources decreased by $0.3 million from 2013 due to declining interest rates.

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

Net loan charge-offs for the year ended December 31, 2014 were $0.6 million compared to net charge-offs of $2.9 million for 2013. Net charge-offs to average loans were 0.10% for 2014 compared to 0.48% in 2013. Nonperforming loans decreased by $1.5 million (22.6%), to $5.2 million at December 31, 2014, from $6.7 million at December 31, 2013, an indication of improvement in the quality of the loan portfolio. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Balance Sheet Analysis - Nonperforming Loans and Other Real Estate Owned” sections below for more information related to nonperforming loans.

No PFLL was recorded for the year ended December 31, 2014 compared to $1.4 million for the same period in 2013. Our management believes that the ALL as of December 31, 2014 is appropriate in view of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We are continually monitoring nonperforming loan relationships and will make provisions, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL or we otherwise determine that the ALL is inadequate, we will need to make additional PFLLs in the future. See the “Balance Sheet Analysis - Risk Management and the Allowance for Loan Losses” following for more information related to nonperforming loans.

Noninterest Income

Table 3: Noninterest Income

	Noninterest Income Years Ended December 31,
	2014	2013	% Change
Fees from fiduciary services	$1,044	$1,062	$(1.7)%
Fees from loan servicing	584	591	(1.2)%
Service charges on deposit accounts	2,974	2,774	7.2%
Other fee income	646	630	2.5%
Financial services income	1,153	1,220	(5.5)%
Gains from sales of loans	648	1,414	(54.2)%
Gains from sale of branches and deposits	—	122	—%
Net change in valuation of MSRs	(205)	(96)	(113.5)%
Net gains from sale of securities	446	574	(22.3)%
Net gain (loss) from sale of premise and equipment	1	(3)	133.3%
Increase in CSV	382	340	12.4%
Income in equity of UFS	1,208	936	29.1%
Other income	186	266	(30.1)%
Total Noninterest Income	$9,067	$9,830	(7.8)%

Fees from fiduciary services, service charges on deposit accounts, financial services income, and income from our UFS subsidiary were the primary components of noninterest income in 2014. Total noninterest income for 2014 was $9.1 million, a $0.7 million or 7.8% decrease from $9.8 million in 2013. This decrease was due primarily to a $0.8 million decrease in gains from the sale of loans, a $0.1 million decrease in net gains from the sale of securities, a $0.1 million decrease in net gain on the sale of branches, and a $0.1 million decline in the valuation of mortgage servicing rights. These declines were offset by a $0.3 million increase in income in equity of the Bank’s UFS subsidiary. The noninterest income to average assets ratio was 0.93% for the year ended December 31, 2014 compared to 1.02% for the same period in 2013.

Gains of $0.4 million from the sale of securities in our investment portfolio were realized in 2014 compared to $0.6 million of such gains in 2013. These gains were available due to the low interest rate environment and the sales allowed us to reposition our investment portfolio to take advantage of increased credit-related spreads and to provide additional cash for funding of increased loan demand. Our securities portfolio at December 31, 2014 has net unrealized gains of $3.8 million.

Gains on loans sold in the secondary market declined from $1.4 million in 2013 to $0.6 million in 2014, a decrease of $0.8 million, or 54.2%. These gains were primarily from residential mortgage loans sold in the secondary market and are included in gains from sales of loans in noninterest income. Although very low interest rates continued throughout 2014, the refinance activity declined due to the large volume of consumers who had refinanced in 2013 and 2012. Additionally, we chose to hold more mortgage loans on our balance sheet rather than sell them into the secondary market in 2014, thus not recording a gain on sale.

Noninterest Expense

Table 4: Noninterest Expense

	Noninterest Expense Years Ended December 31,
	2014	2013	% Change
Salaries and employee benefits	$16,557	$16,551	—%
Occupancy	2,137	1,938	10.3%
Equipment	1,351	1,190	13.5%
Data processing and courier	861	854	0.8%
Operation of other real estate owned	1,009	969	4.1%
Business development and advertising	604	592	2.0%
Charitable contributions	79	153	(48.4)%
Stationary and supplies	457	424	7.8%
Director fees	386	364	6.0%
FDIC	604	699	(13.6)%
Audit and legal expense	808	708	14.1%
Loan and collection	37	224	(83.5)%
Other outside services	1,148	878	30.8%
Other operating	2,284	1,758	29.9%
Total Noninterest expense	$28,322	$27,302	3.7%

Noninterest expense in 2014 increased to $28.3 million from $27.3 million in 2013, for an increase of $1.0 million (3.7%), primarily as a result of an increase in occupancy and equipment expenses related to the acquisition of an additional branch in the first quarter of 2014 and the $0.7 million Make-Whole Payment. These increases were offset by a decrease in loan and collection expenses and FDIC insurance expense.

Salaries and employee benefits expense is the largest component of noninterest expense, totaling $16.6 million in 2014, unchanged from 2013. Commissioned salespersons, including financial advisors and mortgage originators, are paid a base salary plus commissions. Mortgage commission expense decreased $0.2 million in 2014 due to decreased mortgage origination and refinancing activity and the related decreased mortgage volumes. The number of full-time equivalent employees decreased from 258 in 2013 to 243 in 2014. In 2014 our financial results met our targeted performance levels and cash incentive bonuses of $0.6 million were earned. This is unchanged compared to cash incentive bonuses earned in 2013.

Costs associated with the Bank’s Supplemental Executive Retirement Plan (“SERP Plan”), which is intended to provide deferred compensation in excess of that available under our other retirement programs to certain management and highly-compensated employees who have contributed and are expected to continue to contribute to our success, were $0.1 million for 2014, a decline from $0.2 million in 2013. No Bank contributions were made to the SERP Plan in 2014 or 2013.

Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. Health insurance costs are expected to increase in 2015 due to increases in health insurance premiums. Benefit expense was consistent with 2013 and included incentive compensation costs for 2014 of $0.9 million, which includes $0.4 million related to the Equity Incentive Plan. In March 2013 and April 2014, grants of restricted stock units and stock options were made under the plan. 401K safe harbor contributions of $0.3 million were made in 2014 consistent with 2013. In addition, a 1% 401K matching contribution totaling $0.1 million was made in 2014 and 2013.

Net occupancy expense increased to $2.1 million in 2014 compared to $1.9 million in 2013. Impacting net occupancy expense in 2014 was the purchase of one branch in February 2014.

Income from other real estate is netted against related expenses in the determination of operation of other real estate properties. These properties reflected a net expense from the operation of such real estate of $1.0 million in 2014 consistent with 2013. Provision for valuation reductions of foreclosed properties obtained by us in collection efforts were charged to 2014 operations in the amount of $0.7 million, reflecting a decline in estimated market values of properties based on appraisals and other evaluation means. This compared to a $0.9 million provision for such valuations in 2013. Significant efforts were made to further reduce the balances of our foreclosed properties. A net gain of $0.1 million was recognized on the sale of foreclosed properties in 2014 compared to a net gain of $0.2 million in 2013.

FDIC insurance premiums decreased to $0.6 million for 2014 from $0.7 million for the same period a year ago, a decrease of $0.1 million, or 13.6%. The decrease in FDIC insurance premiums in 2014 compared to 2013 was primarily related to a decrease in the assessment rate.

Loan and collection expenses were less than $0.1 million in 2014 compared to $0.2 million in 2013. This is primarily related to costs on loans that are in the collection process that have not been transferred to foreclosed properties and includes costs incurred for property management fees, real estate taxes, insurance and operating expenses. There were no external legal costs incurred related to these loans in 2014.

Provision for Income Taxes

Income tax expense totaled $3.3 million in 2014 on pre-tax income of $12.2 million (for an effective tax rate of 26.7%), compared to income tax expense of $3.3 million in 2013 on pre-tax income of $11.3 million (for an effective tax rate of 29.3%). The lower effective tax rate in 2014 compared to 2013 reflected reversal of a previously recorded deferred tax liability offset in part by the non-deductibility of the Make-Whole Payment, both of which resulted from the UFS tax strategy reorganization.

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

2013 compared to 2012

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

During 2013, we were liability sensitive (which means that liabilities re-price faster than assets) but continued to re-position the balance sheet to be more asset sensitive (which means that assets re-price faster than liabilities); thus, future rate increases would impact net interest income positively. We expect that in a gradually increasing rate environment, our statement of operations would benefit from asset sensitivity over the long term, although changes in the portfolio or the pace of interest rate increases could affect that trend.

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

Average earning assets were $873.6 million in 2013, compared to $947.6 million in 2012. Average loans outstanding declined 3.6% to $601.2 million in 2013 from $623.7 million in 2012. Average loans to average total assets increased to 62.6% in 2013 from 60.0% in 2012. For 2013, tax-equivalent interest income on loans decreased $2.9 million, of which $1.1 million related to the decline in average outstanding balances and $1.8 million was due to the lower loan yields. Average balances of securities and short-term investments decreased $51.6 million in 2013 versus 2012. Tax-equivalent interest income on securities and short-term investments increased $0.8 million from volume changes, and decreased $0.7 million from the impact of the rate environment, for a net decrease of $1.5 million in tax-equivalent interest income on securities in our investment portfolio.

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

Noninterest Income

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

Costs associated with the Bank’s SERP Plan were $0.2 million for 2013, consistent with 2012. No Bank contributions were made to the SERP Plan in 2013 or 2012.

Accrued benefit costs, principally for health insurance, pension costs and bonus expense, represent the remaining portion of personnel-related costs. Benefit expense in 2013 was consistent with 2012 and included incentive compensation costs of $0.9 million, of which $0.3 million related to the Equity Incentive Plan. In March 2013 and April 2012, grants of restricted stock units and stock options were made under the plan. 401K safe harbor contributions of $0.3 million were made in 2013 and $0.4 million in 2012. In addition, a 1% 401K matching contribution totaling $0.1 million was made in 2013. There were no end-of-year 401K contributions made in 2013 or 2012.

Net occupancy expense decreased to $1.9 million in 2013 compared to $2.3 million in 2012. Positively impacting net occupancy expense in 2013 was the sale of four branches in September 2012, which will continue to reduce operating expenses as we will no longer be responsible for the costs of maintaining those branches. The closure of the three other branches in 2013 also contributed to the reduction in occupancy costs for the year. Data processing and courier expense remained unchanged at $0.9 million in 2013 and 2012, due primarily to volume-related decreases in both the number of transactions and the number of loan/deposit accounts resulting from the sale of four branches in September 2012 and sale of deposits in 2013 also contributed to the reduction in occupancy costs for the year.

Provision for Income Taxes

Income tax expense totaled $3.3 million in 2013 on pre-tax income of $11.3 million (for an effective tax rate of 29.3%), compared to income tax expense of $1.5 million in 2012 on pre-tax income of $9.1 million (for an effective tax rate of 16.3%). The lower effective tax rate in 2012 compared to 2013 reflected a tax valuation reserve reversal of $0.7 million recognized in 2012 related to our deferred tax assets.

BALANCE SHEET ANALYSIS

Loans

Gross loans outstanding increased from $618.0 million at December 31, 2013 to $679.4 million at December 31, 2014, a 9.9% increase year over year. This follows a 3.8% increase between December 31, 2012 and December 31,2013.

Table 5 summarizes the composition (mix) of the loan portfolio at December 31 for the most recent five fiscal years:

Table 5: Loan Composition

	As of December 31, (dollars in thousands)
	2014		2013		2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Amount of loans by type

Real estate-mortgage
Commercial	$304,446	44.8%	$287,815	46.6%	$291,992	49.0%	$317,198	50.3%	$344,263	54.7%
1-4 Family residential	152,091	22.4	142,398	23.0	127,315	21.4	143,456	22.7	129,449	20.6
Construction	40,808	6.0	36,948	6.0	40,901	6.9	53,606	8.5	55,467	8.8
Commercial and agricultural
Syndicated	65,429	9.6	43,105	7.0	33,626	5.6	6,252	1.0	2,527	0.4
Other	88,045	13.0	82,185	13.3	75,264	12.7	85,498	13.6	71,401	11.3
Consumer installment	6,075	0.9	6,495	1.1	7,882	1.3	8,809	1.4	10,225	1.6
Tax exempt loans	22,964	3.4	19,435	3.1	18,970	3.2	16,577	2.6	16,892	2.7
Less: deferred fees, net of costs	(501)	(0.1)	(421)	(0.1)	(417)	(0.1)	(381)	(0.1)	(333)	(0.1)
Total loans (net of unearned income)	$679,357	100.0%	$617,960	100.0%	$595,533	100.0%	$631,015	100.0%	$629,891	100.0%

Commercial real estate loans secured by farmland, multifamily property, and nonfarm/non-residential real estate property totaled $304.5 million at year-end 2014 comprising 44.8% of the loan portfolio. Loans of this type are mainly for business property, multifamily property and community purpose property. The credit risk related to these types of loans is greatly influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on our borrowers’ operations. Many times, we will secure these loans with additional real estate collateral to enhance the overall lending relationship. A decline in the tourism industry, or other economic effects, such as increased interest rates affecting demand for real estate, could affect both our lending opportunities in this area and the value of our collateral for these loans.

Commercial and agricultural loans not secured by real estate totaled $153.5 million at year-end 2014, an increase of $28.2 million or 22.5% since year-end 2013 due to increased loan originations, primarily resulting from the purchase of loan participations with other financial institutions and in the syndicated loan market. Syndicated commercial loans are loans purchased in the national market place, which represent small portions of national credits. This category of loans has been an area of emphasis as we attempt to attain loan growth and look to further reduce our exposure in commercial real estate loans. Syndicated loans increased $22.3 million or 51.8% to $65.4 million at December 31, 2014 from $43.1 million at year-end of 2013. The other commercial and agricultural loan classification primarily consists of commercial loans to small businesses. Loans of this type are in a broad range of industries and include service, retail, wholesale and manufacturing concerns. Agricultural loans are made principally to farmers engaged in dairy, cherry and apple production. Borrowers are primarily concentrated in Door, Brown, Outagamie and Kewaunee Counties of Wisconsin. The origination of new other commercial and commercial real estate loans was primarily from our market area in Brown County. Growth in tourism-related business in Door County improved in 2014 and 2013 compared to the previous five years, however not at the higher growth levels experienced in years prior to 2006. The credit risk related to these loans is largely influenced by general economic conditions, especially those applicable to the Northeast Wisconsin market area, and the resulting impact on borrowers’ operations.

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

Real estate construction loans increased $3.9 million or 10.4% to $40.8 million at December 31, 2014 from $36.9 million at December 31, 2013. Loans in this classification are primarily short-term interim loans that provide financing for the acquisition or development of commercial real estate, such as multifamily or other commercial development projects. The credit risk related to real estate construction loans is generally limited to specific geographic areas, but it is also influenced by general economic conditions. We attempt to control the credit risk on these types of loans by making loans to developers in familiar markets, reviewing the merits of the individual project, controlling loan structure and monitoring project progress and advances of construction proceeds.

Our loan portfolio is diversified by types of borrowers and industry groups within the market areas that we serve. Significant loan concentrations are considered to exist for a financial entity when such amounts are loans to multiple borrowers engaged in similar activities that cause them to be similarly impacted by economic or other conditions. We have identified certain industry groups within our market area, including lodging, restaurants, retail shops, small manufacturing, real estate rental properties and real estate development. At December 31, 2014, one industry group concentration existed in our loans that exceeded 10% of total loans; loans on non-residential real estate rental properties located throughout our market area totaled $94.3 million or 13.9% of total loans at December 31, 2014. This compares to $75.5 million or 12.2% at December 31, 2013.

At the end of 2014, residential real estate mortgage loans totaled $152.1 million and comprised 22.4% of the loan portfolio. These loans increased $9.7 million or 6.8% during 2014 due to a focus to maintain a larger portion of these loans on our balance sheet than in prior years. Home equity loans accounted for approximately $1.9 million of the increase. Our product offerings include mortgages that will be recorded on our balance sheet rather than sold in the secondary market. Residential real estate loans consist of conventional fixed-rate home mortgages, adjustable indexed variable rate mortgage loans, home equity loans, and secondary home mortgages. Loans are primarily for properties within the market areas we serve. Residential real estate loans generally contain a limit for the maximum loan to collateral value of 75% to 80% of fair market value. Private mortgage insurance may be required when the loan-to-value ratio exceeds these limits.

We offer indexed adjustable-rate mortgage loans based upon market demands. At year-end 2014, those loans totaled $45.4 million, an increase of $6.4 million over 2013. Adjustable rate mortgage loans contain an interest rate adjustment provision tied to the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year (the “index”), plus an additional spread of up to 2.75%. Interest rates on indexed mortgage loans are adjusted up or down on predetermined dates fixed by contract in relation to and based on the index or market interest rates as of a predetermined time prior to the adjustment date. Adjustable rate mortgage loans have an initial rate-lock period, ranging from one to five years, during which time the interest rate is fixed, with adjustments permitted thereafter, subject to annual and lifetime interest rate caps that vary by product type. Annual limits on interest rate changes are 2% while aggregate lifetime interest rate increases over the term of the loan are currently capped at 6% above the original mortgage loan interest rate. We do not originate sub-prime loans.

We also offer loans that are not retained on our balance sheet. We participate in a fixed rate mortgage program under the Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines. These loans are sold in the secondary market without recourse and we retain servicing rights. During 2014, sales of these loans totaled $10.4 million compared to $30.1 million during 2013. In addition, we also offer fixed rate mortgages through participation in fixed rate mortgage programs with private investors. These loans also are sold in the secondary market without recourse and with servicing rights released to the buyer. In 2014, we sold $30.3 million in mortgage loans through the secondary market programs, including FHLMC compared to $64.5 million in 2013. When we sell mortgage loans in the secondary market, we make representations and warranties to the purchasers about various characteristics of each loan, including the underwriting standards applied and the documentation being provided. Failure to comply with the requirements established by the purchaser of the loan may result in us having to repurchase the loan. There have not been any material instances where we were required to repurchase loans.

Installment loans to individuals totaled $6.1 million, or 0.9%, of the total loan portfolio at December 31, 2014, compared to $6.5 million, or 1.1%, at December 31, 2013. Installment loans include short-term installment loans, direct and indirect automobile loans, recreational vehicle loans, credit card loans, and other personal loans. Individual borrowers may be required to provide collateral or a satisfactory endorsement or guaranty from another party, depending upon the specific type of loan and the creditworthiness of the borrower. Loans are made to individual borrowers located in the market areas we serve. Credit risks for loans of this type are generally influenced by general economic conditions (especially in the market areas served), the characteristics of individual borrowers and the nature of the loan collateral. Reviewing the creditworthiness of the borrowers, as well as taking the appropriate collateral and guaranty positions on such loans, primarily controls credit risk.

Tax exempt loans totaled $23.0 million, or 3.4% of the total loan portfolio at December 31, 2014 compared to $19.4 million at year-end 2013. Tax exempt loans are short- or long-term loans to municipalities and other tax exempt entities. The proceeds of these loans are collateralized by the backing of the corresponding taxing authority and can be used for general municipal purposes or revenue producing projects.

Table 6 details expected maturities by loan purpose as of December 31, 2014. Those loans with expected maturities over one year are further scheduled by fixed rate or variable rate interest sensitivity.

Table 6: Loan Maturity and Interest Rate Sensitivity

	Maturity
December 31, 2014	Within 1 Year	1-5 Years	After 5 Years	Total
		(dollars in thousands)
Loans secured primarily by real estate:
Residential	$39,700	$28,355	$84,036	$152,091
Construction	24,739	15,477	592	40,808
Commercial (1)	71,567	58,765	173,613	303,945
Commercial, syndicated	—	19,451	45,978	65,429
Commercial, other	45,377	36,648	6,020	88,045
Tax-exempt	382	6,246	16,336	22,964
Consumer	2,718	2,596	761	6,075
Total	$184,483	$167,538	$327,336	$679,357

	Interest sensitivity
	Fixed rate	Variable rate
Due after one year	$302,601	$192,273

(1)	Commercial loans have been adjusted for deferred fees, net of costs.

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

Table 7: Quarterly Allowance for Loan Loss Components

	12/31/14	09/30/14	6/30/14	3/31/14	12/31/13
	(dollars in thousands)
Component 1 – Specific credit reserve	$1,361	$940	$1,192	$364	$642
Component 2 – General reserves	5,135	4,959	5,745	6,213	6,261
Unallocated	555	1,159	506	876	755
Allowance for Loan Losses	$7,051	$7,058	$7,443	$7,453	$7,658

Management believes the ALL is at an appropriate level to absorb probable and inherent losses in the loan portfolio at December 31, 2014 and while the model determines the ALL in components, the entire ALL is available to cover any loss within the loan portfolio. The unallocated portion of the ALL of $0.6 million at December 31, 2014 is due to the subjective nature of the model. Management believes the total ALL at December 31, 2014 is appropriate based on the risk profile of the related loan portfolio. Management continues to monitor our model results and will make appropriate changes in the future when deemed necessary.

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

During the fourth quarter of 2014, Commercial and industrial loans were separated into two groups: Commercial-syndicated and Commercial-other. This was primarily done to identify the loans balances within each group, identify and prudently monitor the risk characteristics of the two portfolio types, and reflect both portfolios in the ALL model in order to establish appropriate reserve levels to cover any losses in each portfolio. Commercial-syndicated loans are typically national credits with borrowers located outside our market area while Commercial-other loans are originated to commercial borrowers located within our market area. Both loan types are underwritten to meet similar credit underwriting standards. As the Commercial-syndicated portfolio has grown in 2014, we recognized that there might be potential risks unique to this group and deemed it appropriate to monitor these loans independently of Commercial-other loans. This change was not a change in the ALL estimation process as a whole, but a refinement to more effectively align the process with the changing characteristics of the Bank’s lending activities. Due to the unavailability of historical loss data relative to the Commercial-Syndicated loan portfolio, we have allocated a greater loss percentage to this portfolio at December 31, 2014 than we have to the Commercial-Other loan portfolio. If and when actual losses related to the Commercial-Syndicated loans become known, we may make changes to the historical loss allocation percentages.

If the separation of the two groups and the related use of different historical loss allocation percentages had been applied in prior quarters, the following changes would have occurred:

Quarterly Allowance for Loan Loss Components under new methodology

	12/31/14	09/30/14	6/30/14	3/31/14	12/31/13
	(dollars in thousands)
Component 1 – Specific credit reserve	$1,361	$940	$1,192	$364	$642
Component 2 – General reserves	5,135	4,959	5,745	6,213	6,261
Unallocated	555	1,159	506	876	755
Allowance for Loan Losses	$7,051	$7,058	$7,443	$7,453	$7,658
Additional allowance required under methodology change	—	580	552	468	450

Revised unallocated	555	579	(46)	408	305

Quarterly Historical Loss Allocation under new methodology

	(dollars in thousands)
	Actual			If Change were Retroactive			Change
	Commercial	Syndicated Commercial	Total	Commercial	Syndicated Commercial	Total

12/31/13 Loan Balances	$125,290	—	$125,290	$82,185	$43,105	$125,290	$—
Loss %	0.4566%	0.0000%		0.4566%	1.5000%
Allowance allocation	$572	—	$572	$375	$647	$1,022	$450

03/31/14 Loan Balances	$130,602	—	$130,602	$86,031	$44,571	$130,602	$—
Loss %	0.4494%	0.0000%		0.4494%	1.5000%
Allowance allocation	$587	—	$587	$387	$668	$1,055	$468

06/30/14 Loan Balances	$129,936	—	129,936	$80,183	$49,753	$129,936	$—
Loss %	0.3902%	0.0000%		0.3902%	1.5000%
Allowance allocation	$507	—	$507	$313	$746	$1,059	$552

09/30/14 Loan Balances	$130,982	—	130,982	$81,605	$49,377	$130,982	$—
Loss %	0.3251%	0.0000%		0.3251%	1.5000%
Allowance allocation	$426	—	$426	$265	$741	$1,006	$580

As Table 8 indicates, the ALL at December 31, 2014 was $7.1 million compared to $7.7 million at December 31, 2013. Loans increased 9.9% in 2014, while the allowance as a percent of gross loans decreased to 1.04% from 1.24% at year-end 2013. Net loan charge-offs decreased in 2014 to $0.6 million from $2.9 million in 2013. Net commercial real estate loan charge-offs represented 35.8% of the total net charge-offs for 2014 versus 64.1% for 2013, while real estate-construction loan net charge-offs represented 17.6% of the total net charge-offs for 2014 versus 5.3% for 2013. Net residential real estate charge-offs represented 15.6% of total net charge-offs for 2013 versus reducing total net charge-offs in 2014. Commercial syndicated loan net charge-offs represented 29.3% of total net charge-offs for 2014 versus no such net charge-offs in 2013. Loans charged-off are subject to periodic review and specific efforts are taken to achieve maximum recovery of principal, accrued interest and related expenses.

Table 8: Loan Loss Experience

	Years Ended December 31, (Dollars in thousands)
	2014		2013		2012		2011		2010

Daily average amount of loans	$636,085		$601,228		$623,685		$629,759		$642,312
Loans, end of period	$679,357		$617,960		$595,533		$631,015		$629,891

ALL, at beginning of year	$7,658		$9,165		$10,638		$11,502		$9,600
Loans charged off:
Real estate, residential	88		552		1,216		1,903		156
Real estate, construction	162		93		781		373		1,837
Real estate, commercial	656		2,132		5,075		3,499		5,443
Commercial, syndicated	178		—		—		—		—
Commercial, other	116		758		492		625		1,030
Consumer installment	83		55		108		223		123

Total loans charged off	1,283		3,590		7,672		6,623		8,589

Recoveries of loans previously charged off:
Real estate, residential	126		100		74		12		207
Real estate, construction	56		15		25		59		4
Real estate, commercial	439		269		557		103		1,316
Commercial, syndicated	—		—		—		—		—
Commercial, other	37		272		87		482		1,553
Consumer installment	18		27		31		53		61

Total loans recovered	676		683		774		709		3,141
Net loans charged off (“NCOs”)	607		2,907		6,898		5,914		5,448
Additions to ALL charged to operations	—		1,400		5,425		5,050		7,350
ALL, at end of year	$7,051		$7,658		$9,165		$10,638		$11,502

Ratio of NCOs during period to average loans outstanding	0.10%		0.48%		1.11%		0.94%		0.85%
Ratio of ALL to NCOs	11.62	X	2.63	X	1.33	X	1.80	X	2.11	X
Ratio of ALL to total loans end of period	1.04%		1.24%		1.54%		1.69%		1.83%

Table 9 shows the amount of the ALL by loan class on the dates indicated. It also shows the percentage of balances for each loan type to total loans. In general, it would be expected that those types of loans which have historically more risk of loss associated with them will have a proportionally larger amount of the ALL allocated to them than do loans that have historically less risk of loss.

Table 9: Allowance for Loan Losses by Loan Class

	As of December 31, (dollars in thousands)
	2014		2013		2012		2011		2010
	Amount	% of total ALL	Amount	% of total ALL	Amount	% of total ALL	Amount	% of total ALL	Amount	% of total ALL
Commercial, syndicated	$1,047	14.8%	$218	2.8%	$207	2.3%	$49	0.5%	$23	0.2%
Commercial, other	1,082	15.3	445	5.8	471	5.1	721	6.8	1,166	10.1
Commercial real estate	3,282	46.6	4,431	57.9	5,787	63.1	5,467	51.4	6,355	55.3
Real estate
Construction	252	3.6	372	4.9	628	6.9	1,231	11.6	1,424	12.4
Residential	779	11.0	1,373	17.9	1,682	18.4	1,995	18.7	2,103	18.3
Consumer installment	54	0.8	64	0.8	102	1.1	161	1.5	391	3.4
Tax exempt	—	—	—	—	—	—	—	—	—	—
Not specifically allocated	555	7.9	755	9.9	288	3.1	1,014	9.5	40	0.3
Total allowance	$7,051	100.0%	$7,658	100.0%	$9,165	100.0%	$10,638	100.0%	$11,502	100.0%

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

Table 10: Nonperforming Loans and Other Real Estate Owned

	December 31, (dollars in thousands)
	2014	2013	2012	2011	2010

Nonaccrual loans	$5,155	$6,403	$10,724	$15,242	$15,877
Accruing loans past due 90 days or more	—	—	—	—	—
Restructured loans, non-accruing	—	255	3,724	4,341	623
Total nonperforming loans (“NPLs”)	5,155	6,658	14,448	19,583	16,500
Other real estate owned, net	4,266	6,298	10,476	12,119	15,952
Total nonperforming assets (“NPAs”)	$9,421	$12,956	$24,924	$31,702	$32,452

Ratios:
NPLs to total loans	0.76%	1.08%	2.42%	3.10%	2.62%
NPAs to total assets	0.92%	1.30%	2.44%	2.92%	3.08%
ALL to NPLs	136.78%	115.02%	63.44%	54.32%	69.71%

Nonperforming loans at December 31, 2014 were $5.2 million compared to $6.7 million at December 31, 2013. Nonperforming loans decreased $1.5 million, or 22.6% from December 31, 2013. Management believes collateral is currently sufficient to recover the net carrying value of those loans in the event of foreclosure or repossession, and has aggressively charged off collateral deficiencies. Our assessment is based on recent appraisals, professional market valuations and/or sales agreements with respect to each of the properties. Management is continually monitoring these relationships and in the event facts and circumstances change, additional PFLLs may be necessary.

Table 11: Quarterly Nonaccrual and Restructured Loans

	Quarters Ended (dollars in thousands)
	12/31/14	09/30/14	06/30/14	03/31/14	12/31/13

Nonaccrual loans	$5,155	$5,647	$6,794	$6,686	$6,403
Restructured loans, non-accruing	—	256	256	255	255
Total nonperforming loans	$5,155	$5,903	$7,050	$6,941	$6,658

Restructured loans, accruing interest	$8,656	$8,656	$8,472	$8,370	$9,009

As of December 31, 2014, loans in TDR accruing category were $8.7 million, a reduction of $0.4 million, or 3.9%, from December 31, 2013. During 2014, $0.3 million in loans were transferred to TDR status and $0.7 million in loans were transferred out of TDR accruing status due to compliance with restructured.

There were no loans in the restructured non-accrual category at December 31, 2014, a decrease of $0.3 million from December 31, 2013.

Table 12: 30-89 Days Past Due Loans

The following table presents an analysis of our past due loans excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE
(Dollar amounts in thousands)

	12/31/14	09/30/14	06/30/14	03/31/14	12/31/13
Total secured by real estate	$1,309	$2,603	$2,026	$1,553	$1,039
Commercial, syndicated	—	—	—	—	—
Commercial, other	11	35	222	130	15
Loans to individuals	35	18	29	16	26
All other loans	—	—	—	—	—
Total	$1,355	$2,656	$2,277	$1,699	$1,080

Percent of total loans	0.19%	0.42%	0.36%	0.27%	0.17%

As indicated above, loan balances 30 to 89 days past due have increased by $0.3 million since December 31, 2013.

Table 13: Foregone Loan Interest

The following table shows, for those loans accounted for on a nonaccrual basis for the years ended as indicated, the gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

	Years ended December 31, (dollars in thousands)
	2014	2013	2012

Interest income in accordance with original terms	$249	$276	$573
Interest income recognized	(20)	—	(110)
Reduction in interest income	$229	$276	$463

Table 14: Other Real Estate Owned Summary

Other real estate owned, which represent properties that we acquired through foreclosure or in satisfaction of debt or bank facilities no longer in use, totaled $4.3 million at December 31, 2014. This compared to $6.3 million at year-end 2013. Management actively seeks to ensure that properties held are administered to minimize any risk of loss.

Activity for other real estate owned for 2014, 2013 and 2012, including costs of operation are shown below:

	Years ended December 31, (dollars in thousands)
	2014	2013	2012

Income from operation of other real estate owned	$79	$—	$329
Expense from operation of other real estate owned	(1,107)	(1,395)	(4,369)
Net gains from sale of other real estate owned	19	426	194

Cost of operation and sale of other real estate owned	$(1,009)	$(969)	$(3,846)

Investment Portfolio

Our investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and earning potential.

Table 15: Investment Portfolio

	December 31, (dollars in thousands)
	2014	2013	2012

Securities Available for Sale (“AFS”):
U.S. Treasury and U.S. government sponsored agency securities	$2,751	$3,014	$2,008
Obligations of states and political subdivisions	57,032	56,630	54,833
Mortgage-backed securities	113,862	149,985	164,792
Asset-backed securities	—	3,782	4,406
Private placement and corporate bonds	3,520	3,520	5,629
Other equity securities	1,905	1,905	1,654
Total AFS amortized cost	$179,070	$218,836	$233,322
Total AFS fair value and carrying value	$182,912	$220,608	$242,019

Securities Held to Maturity (“HTM”):
Mortgage-backed securities	$20,612	$10,275	$—
Private placement and corporate bonds	5,000	—	—
Total HTM amortized cost and carrying value	25,612	10,275	—
Total HTM fair value	26,181	10,275	—

Securities classified as AFS are those securities which we have determined might be sold to manage interest rates, reposition holdings to increase returns or modify durations, or in response to changes in interest rates or other economic factors. They may or may not be held until maturity. Securities AFS are carried at fair value. We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. As part of such monitoring, the credit quality of individual securities and their issuers is assessed. Adjustments to market value that are considered temporary are recorded as a separate component of other comprehensive income, net of tax. If an impairment of a security is identified as other-than-temporary based on information available, such as the decline in the creditworthiness of the issuer, external market ratings or the anticipated or realized elimination of associated dividends, such impairments are further analyzed to determine if a credit loss exists. If there is a credit loss, it will be recorded in the consolidated statement of operations. Unrealized losses other than credit losses will continue to be recognized in other comprehensive income, net of tax. Unrealized losses have not been included in the results of operations because the unrealized losses were not deemed other-than-temporary. We do not have the intent to sell the securities and have determined that it is not more likely than not that we will be required to sell the debt securities before their anticipated recovery and therefore, there is no other-than-temporary impairment. The losses on these securities are expected to dissipate as they approach their maturity dates and/or if interest rates decline.

During 2014, securities with a fair value of $15.9 million were sold and $20.5 million of other securities were purchased. Gains of $0.4 million were realized on the sale of securities in 2014.

Table 16: Securities Portfolio Maturity Distribution (dollars in thousands, rates on a tax-equivalent basis)

	Securities AFS – maturity distribution and weighted average yield at December 31, 2014
	Within one year		After one year but Within five years		After five years but Within ten years		After ten years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government-sponsored agency securities	$—	—%	$2,747	2.36%	$—	—%	$—	—%	$2,747	2.36%
Mortgage-backed securities	8.001	4.51	71,373	2.41	33,309	2.55	3,031	2.90	115,714	2.61
Obligations of states and political subdivisions	8,111	3.65	22,907	3.50	26,849	3.67	1,135	2.87	59,002	3.59
Private placement and corporate bonds	—	—	—	—	—	—	3,544	5.90	3,544	5.90
Other securities	1,905	5.31	—	—	—	—	—	—	1,905	5.31
Total carrying value	$18,017	3.28%	$97,027	2.36%	$60,158	3.05%	$7,710	4.27%	$182,912	2.76%

	Securities HTM – maturity distribution and weighted average yield at December 31, 2014
Mortgage-backed securities	$—	—%	$10,532	2.65%	$10,598	2.50%	$—	—%	$20,612	2.57%
Private placement and corporate bonds	—	—	—	—	5,050	6.50	—	—	5,050	6.50
Total carrying value	$—	—%	$10,532	2.65%	$15,648	3.79%	$—	—%	$26,181	3.33%

Average securities balances totaled $229.5 million in 2014 compared with $241.2 million in 2013. In 2014, average taxable securities comprised approximately 80.2% of the total average investments compared to 75.5% in 2013.

Goodwill

Goodwill is not amortized but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. For goodwill valuation purposes, the goodwill of our organization is collectively evaluated as one segment. The operations are managed and financial performance is evaluated on a company-wide basis. All of the financial service operations are considered by management to be aggregated in one reportable operating segment.

During 2014, goodwill increased $0.6 million due to the acquisition of a branch operation and facilities in Outagamie County, Wisconsin.

During 2014, we hired a third party valuation firm to determine an estimated cash fair value of our common stock. Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as our net worth, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value. Since the valuation ranges obtained from that firm exceeded the carrying value including goodwill, step one of the impairment test established under generally accepted accounting principles was met and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2014, the valuation exceeded the carrying value by a range of 51% to 61%. As of December 31, 2014, there are no conditions that would require goodwill impairment to be reevaluated.

Deposits

Deposits are our largest source of funds. Average total deposits for 2014 were $737.1 million, a decrease of 2.8% from 2013. At December 31, 2014, deposits totaled $765.5 million, an increase of $21.3 million (2.9%) from $744.2 million at December 31, 2013. During 2014, $1.1 million of maturing deposits obtained in previous years by utilizing a national deposit listing service were not renewed. We also saw a customer preference towards money market deposits as customers moved balances out of term deposits. Average brokered CDs decreased $10.7 million (49.8%) between 2013 and 2014 and total brokered deposits decreased $3.0 million to $8.5 million at year-end 2014 from $11.5 million at December 31, 2013. The reliance on brokered CDs as a noncore source of funding decreased despite the fact that loan demand increased during 2014. From a liquidity standpoint, those funds were not necessary as our cash position was sufficient to pay time deposits as they matured and otherwise provided us with liquidity for our operations. Management views brokered certificates of deposits as a stable source of funds. If liquidity concerns arise, we believe (but cannot be assured) that we have alternative sources of funds, such as lines with correspondent banks and borrowing arrangements with the FHLB. Typically, overall deposit balances for the first six months of the year tend to decline slightly as a result of the seasonality of our customer base, as customers draw down deposits during the first half of the year in anticipation of the summer tourist season.

Table 17: Average Deposits Distribution

	For the year ended December 31, (dollars in thousands)
	2014			2013			2012
	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate

Noninterest-bearing demand deposits	$137,627	18.7%	0.0%	$125,498	16.6%	0.0%	$114,787	13.7%	0.0%
Interest-bearing demand deposits	129,989	17.6	0.1	133,452	17.6	0.1	139,011	16.6	0.2
Savings deposits (excluding brokered deposits)	311,570	42.3	0.1	298,933	39.4	0.1	310,298	37.0	0.2
Other time deposits (excluding brokered deposits)	100,480	13.6	0.6	127,850	16.9	0.8	147,559	17.5	1.8
Time deposits $100,000 and over (excluding brokered deposits)	46,662	6.3	0.8	51,039	6.7	1.0	84,599	10.1	1.3
Brokered deposits	10,805	1.5	0.5	21,544	2.8	1.8	43,238	5.1	2.1
Total deposits	$737,133	100.0%		$758,316	100.0%		$839,492	100.0%

Table 18: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2014 (dollars in thousands)
	Certificates of Deposit	Other Time Deposits	Total

Three months or less	$7,935	$733	$8,668
Over three months through six months	4,739	106	4,845
Over six months through twelve months	16,590	685	17,275
Over twelve months	14,254	2,303	16,557
Total	$43,518	$3,827	$47,345

As shown in Table 17, noninterest bearing demand deposits in 2014 averaged $137.6 million, up 9.7% from $125.5 million in 2013. This $12.1 million increase reflects the shift from time deposits to transactional accounts due to the continued low interest rate environment. As of December 31, 2014, noninterest-bearing demand deposits totaled $153.1 million compared to $127.9 million at year-end 2013.

Interest-bearing deposits generally consist of interest-bearing checking accounts, savings accounts, money market accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). In 2014, interest-bearing deposits averaged $599.5 million, a decrease of 5.3% from 2013. Average balances of NOW accounts, savings deposits and money market accounts increased $9.2 million (2.1%) as a result of customer preference in a low interest rate environment. During the same period, time deposits, including CDs and IRAs (other than brokered time deposits and time deposits over $100,000) decreased on average by $31.7 million (17.7%), primarily in response to customer reaction to aggressive rate declines in national markets. Average time deposits over $100,000, other than brokered time deposits, decreased by $4.4 million (8.6%). These deposits were priced within the framework of our rate structure and did not materially affect the average rates on deposit liabilities. Increased competition for consumer deposits and customer awareness of interest rates continue to limit our core deposit growth in these types of deposits. By utilizing other more attractively priced wholesale borrowings, we were able to reduce our average brokered deposits by $10.7 million, (49.8%) in 2014 compared to 2013.

In 2015, we will continue to focus on attracting and retaining core deposit accounts and expanding customer deposit relationships by emphasizing customer service, convenience, new product offerings, and competitive pricing. In the event that core deposit growth goals are not accomplished, we will continue to look at other wholesale sources of funds.

Other funding sources

Total other funding sources, including short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, convertible promissory notes and subordinated debentures, were $143.1 million at December 31, 2014, a decrease of $7.6 million, (5.0%), from $150.7 million at December 31, 2013. Borrowings from the FHLB are secured by our portfolio of one-to-four family residential mortgages, home equity lines of credit and specifically pledged investment securities allowing us to use FHLB borrowings for additional funding purposes.

Table 19: Short-term Borrowings

	December 31, (dollars in thousands)
	2014	2013	2012

Securities sold under agreements to repurchase:
Balance end of year	$64,869	$58,448	$51,568
Average amounts outstanding during year	41,110	34,728	27,578
Maximum month-end amounts outstanding	64,869	69,902	51,568
Average interest rates on amounts outstanding at end of year	0.27%	0.11%	0.35%
Average interest rates on amounts outstanding during year	0.24%	0.23%	0.22%

Securities are sold to Bank customers under repurchase agreements at competitive market rates.

Long-term Debt

On March 31, 2006, we issued $16.1 million of trust preferred securities and $0.5 million of trust common securities issued under the name Baylake Capital Trust II (“the Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.66% at December 31, 2014). The Trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related subordinated debentures to the Trust. Our obligations under the subordinated debentures include a conditional guarantee by us of the Trust’s obligations under the trust securities issued by the Trust. In addition, under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payments of interest on the Debentures or if certain related defaults occurred. At December 31, 2014 we are current on our interest payments.

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

The Convertible Notes are convertible into shares of our common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (“the Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the conversion ratio. Beginning on the quarterly interest date prior to the fifth anniversary of the Convertible Notes, we may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. On October 1, 2014, one-half of the original principal amounts were mandatorily convertible at the Conversion Ratio if voluntary conversion had not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017.

Beginning January 1, 2014, we began redeeming Convertible Notes at the investors’ option under the terms described in the preceding paragraph. In 2014, $6.1 million was converted into 1.2 million shares under this option. Additionally, on October 1, 2014, an additional $1.6 million of Convertible Notes were converted to 0.3 million shares of our common stock under the mandatory conversion provision of the Convertible Notes, resulting in an aggregate of $1.7 million of Convertible Notes remaining outstanding after such conversions. Subsequent to December 31, 2014, $0.6 million of Convertible Notes were converted to 0.1 million shares of our common stock at the investors’ option.

We incurred debt offering issuance costs of $0.2 million in conjunction with the issuance of the Convertible Notes. These costs were capitalized were amortized to interest expense using the effective interest method over the initial conversion term, which ran through October 1, 2014.

Off-Balance Sheet Arrangements

We do not currently use interest rate contracts (e.g. swaps), forward loan sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of December 31, 2014 and 2013 in the amount of $228.5 million and $228.2 million, respectively. These are further explained in Note 14 of the Notes to Consolidated Financial Statements in Item 8 below.

Contractual Obligations

As of December 31, 2014, we were contractually obligated under long-term agreements as follows:

Table 20: Contractual Obligations

	Payments due by period (dollars in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Certificates of deposit and other time deposit obligations	$134,813	$88,793	$38,417	$7,603	$—
Repurchase agreements	64,869	64,869	—	—	—
Subordinated debentures	16,100	—	—	—	16,100
FHLB advances	60,455	22,800	3,700	23,955	10,000
Operating leases	98	30	65	3	—
Totals	$276,335	$176,492	$42,182	$31,561	$26,100

The operating lease referenced in the table above relates to space adjacent to our facility in Outagamie County, leased for use by Admiral. For a further discussion of the contractual obligations in Table 20, see Note 11, “Subordinated Debentures,” and Note 12, “Convertible Promissory Notes,” to the Consolidated Financial Statements included in Item 8 below.

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

Our primary sources of funds are dividends from the Bank and net proceeds from borrowings and the offerings of subordinated debentures and convertible promissory notes. We may also undertake offerings of debt and issue our common stock if and when we deem it prudent to do so, subject to regulatory approval if required. We generally manage our liquidity position in order to provide funds necessary to meet interest obligations of our Trust Preferred securities and Convertible Notes, pay dividends to our shareholders, and repurchase shares. Prior to 2008, dividends received from the Bank were our main source of liquidity. Beginning in the first quarter of 2008, we and the Bank were required to get regulatory approval prior to the declaration or payment of any dividends. During the period from 2008 through 2011, our liquidity was supported by cash balances available at the time of the Written Agreement as defined on page 61 and the proceeds from the issuance of the promissory notes in 2009 and 2010. Effective December 2012, the requirement for us and the Bank to obtain approval prior to declaring or paying a dividend is no longer in place.

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

Maturing investments and investment sales have been a primary source of liquidity at the Bank. Principal payments on investments totaling $28.0 million were received in 2014 and $15.9 million of proceeds were received from investment sales. Offsetting these amounts, $20.5 million in investments were purchased in 2014. At December 31, 2014, the carrying value of available for sale securities maturing within one year was $18.0 million, or 8.6% of the total investment securities portfolio. This compares to 5.5% of our investment securities with one year or less maturities as of December 31, 2013. At December 31, 2014 and 2013 the mortgage-backed securities portfolio was $136.8 million and $160.2 million, respectively, representing 65.4% and 69.4% of the investment portfolio, respectively. Approximately 4.0%, or $5.5 million, of the mortgage-backed securities outstanding at December 31, 2014 were issued and guaranteed by the Government National Mortgage Associate (“GNMA”), Small Business Administration (“SBA”) or the United States Department of Veterans Affairs (“VA”); agencies of the United States government. An additional 89.0%, or $121.8 million, of the mortgage-backed securities outstanding at December 31, 2014 were issued by either the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or FHLB; United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist with agency-backed securities, but only comprised approximately 7.0%, or $9.5 million, of the outstanding mortgage-backed securities at December 31, 2014. We evaluate these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

During February 2012, proceeds of $2.1 million were received from the FHLB under their excess FHLB stock repurchase program that was implemented in 2011. Additional proceeds of $0.6 million and $0.5 million were received in May 2012 and August 2012, respectively, from the stock repurchase program.

During 2014 and 2013, we maintained large balances at the Reserve Bank for liquidity purposes. On average, those balances were $26.9 million in 2014 and $28.6 million in 2013. At year-end 2014, the balance was $40.0 million. We anticipate reducing those balances in 2015.

Deposit growth is another potential source of liquidity for the Bank. As a financing activity reflected in the 2014 Consolidated Statements of Cash Flows, deposit decreases were $7.6 million in 2014. The Bank’s overall average deposit base decreased $21.2 million or 2.8% during 2014. Deposit growth is potentially the most stable source of liquidity for the Bank, although brokered deposits are inherently less stable than locally generated core deposits. Affecting liquidity are core deposit growth levels, CD maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow would require the Bank to develop alternative sources of funds which may not be as liquid and may be potentially a more costly alternative.

Federal funds sold averaged $0.1 million in 2014 compared to $2.3 million in 2013. Funds provided from the maturity of these assets typically are used as funding sources for seasonal loan growth, which typically has higher yields. Short-term and liquid by nature, federal funds sold generally provide a yield lower than other earning assets. The Bank has a strategy of maintaining a sufficient level of liquidity to accommodate fluctuations in funding sources and will at times take advantage of specific opportunities to temporarily invest excess funds at narrower than normal rate spreads while still generating additional interest revenue. At December 31, 2014, the Bank had $1.2 million federal funds sold.

The scheduled maturity of loans can provide a source of additional liquidity. At December 31, 2014, the Bank had $190.3 million, or 28.0% of total loans maturing within one year. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The Bank’s liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, the need for liquidity resulting from loan demand will cause us to acquire other sources of funding which could be harder to find and, therefore, more costly to acquire.

Within the classification of short-term borrowings at year-end 2014, securities sold under agreements to repurchase totaled $64.9 million. At December 31, 2014, the Bank had no federal funds purchased. Generally, federal funds are purchased from various upstream correspondent banks while securities sold under agreements to repurchase are obtained from a base of business customers. At December 31, 2014, the Bank had $80.0 million available in the form of federal funds lines. Short-term and long-term FHLB advances are another source of funds, with $60.5 million outstanding at year-end 2014. At December 31, 2014, the Bank had an additional $53.5 million of available FHLB credit. During the first quarter of 2015, the Bank entered into a customer deposit relationship. The deposits of this relationship are collateralized by a letter of credit issued by FHLB in the amount of $20 million as part of FHLB’s Public Unit Deposit program. This letter of credit will reduce the available FHLB credit by the same amount.

The Bank’s liquidity resources were sufficient to fund a reduction in deposits resulting from the sale of the branches in 2013, and meet other cash needs as they arose.

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

In assessing liquidity, historical information such as seasonality (the effect on liquidity of loan demand starts before and during the tourist season and deposit draw down that affects liquidity shortly before and during the early part of the tourist season), local economic cycles and the economy in general are considered along with our current financial position and projections. Management believes that, in the current economic environment, our liquidity position is adequate. To our knowledge, there are no known trends nor any known demands, commitments, events or uncertainties that will result or are reasonably likely to result in material increases or decreases in our liquidity.

Capital Resources

Stockholders’ equity at December 31, 2014 increased $11.6 million or 12.4% to $105.5 million, compared to $93.9 million at the end of 2013. Accumulated other comprehensive income increased to $2.3 million at year-end 2014 versus accumulated other comprehensive income of $1.1 million at year-end 2013. The ratio of stockholders’ equity to assets at December 31, 2014 was 10.33%, compared to 9.42% at year-end 2013.

Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of Trust Preferred Securities qualify as Tier 2 capital. As of December 31, 2014, all $16.1 million of the Trust Preferred Securities qualify as Tier 1 capital. Our Convertible Notes, which qualify as Tier 2 capital, totaled $1.7 million at the end of 2014.

Cash dividends of $0.30 and $0.22 per share were declared and paid in 2014 and 2013, respectively. In January 2015, we declared a $0.07 per share dividend payable in March 2015.

On May 23, 2013, after review of our capital position, our board of directors approved the Repurchase Program, authorizing us to repurchase up to 400,000 shares of our stock through May 30, 2014. On April 15, 2014, the Board of Directors approved an extension of the Repurchase Program to May 30, 2015 and increased the maximum shares allowed to be acquired to 800,000 shares. In the first quarter of 2014, 136,500 shares were repurchased under the program. An additional 92,000, 29,500 and 81,000 shares were repurchased in the second, third and fourth quarters of 2014, respectively. In total, 339,000 shares were acquired in 2014 with an aggregate 502,000 shares repurchased since inception of the Repurchase Program. An additional 298,000 shares may yet be purchased under the Repurchase Program.

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

The FRB has established capital adequacy rules which take into account risks attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%. Of the 8% required, at least half must consist of core capital elements defined as Tier 1 capital. The federal banking agencies also have adopted leverage capital guidelines that banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a leverage ratio of at least 3% Tier 1 capital to assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can trigger certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our consolidated financial statements.

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

To be “well capitalized” under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. As of December 31, 2014, our Tier 1 capital ratio was 14.96%, our total capital ratio was 16.14%, and our leverage ratio was 11.27%.

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

We measure our overall interest rate sensitivity through a net interest income analysis. The net interest income analysis measures the changes in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of changes in net interest income in the event of an immediate and sustained 100 bp and 200 bp increase in market interest rates or a 100 bp and 200 bp decrease in market rates. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market interest rate movements. The table below presents our projected changes in net interest income for 2015 based on financial data at December 31, 2014, for the various rate shock levels indicated.

Table 21: Net Interest Income Sensitivity Analysis

	Net Interest Income (Dollars in thousands)
Potential impact on 2015 consolidated net interest income
	Potential Change in Net Interest Income ($)	Potential Change in Net Interest Income (%)

+ 200 bps	$137	0.4%
+ 100 bps	$67	0.2%
Base
- 100 bps	$(1,281)	(3.9)%
- 200 bps	$(2,141)	(6.6)%

Note: The table above may not be indicative of future results.

In order to limit exposure to interest rate risk, we have developed strategies to manage our liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities including the FHLB borrowings. The origination of floating rate loans such as business, construction and other prime or London Interbank Offered Rate (“LIBOR”)-based loans is a key focus. The majority of fixed rate loans have re-pricing periods less than five years. The mix of floating and fixed rate assets is designed to mitigate the impact of rate changes on our net interest income.

There can be no assurance that the results of operations would be impacted as indicated in the above table if interest rates did move by the amounts discussed above. Management continually reviews its interest risk position through its Asset/Liability Management Committee. Management’s general philosophy is to maintain relatively matched rate sensitive asset and liability positions within the range described above in order to provide earnings stability in the event of significant interest rate changes. In the present historically low interest rate environment, liability rates are modeled to be unable to be reduced further, resulting in the potential net interest income fluctuation in a scenario of a further decline in interest rates to be potentially significant as indicated in Table 21. However, Management has evaluated this scenario to be highly unlikely to occur.

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

Management assessed the Company’s systems of internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that as of December 31, 2014, the Company maintained effective internal control over financial reporting based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Baylake Corp.
Sturgeon Bay, WI

We have audited the accompanying consolidated balance sheets of Baylake Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years ended December 31, 2014, 2013, and 2012. We also have audited Baylake Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baylake Corp. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Baylake Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

/s/ Baker Tilly Virchow Krause, LLP
Milwaukee, Wisconsin

February 27, 2015

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Dollar amounts in thousands)

	December 31,	December 31,
	2014	2013
ASSETS
Cash and due from financial institutions	$60,189	$76,179
Federal funds sold	1,176	63
Securities held to maturity, at amortized cost	25,612	10,275
Securities available for sale, at fair value	182,912	220,608
Loans held for sale	1,290	1,360
Loans, net of allowance of $7,051 and $7,658 at December 31, 2014 and 2013, respectively	672,306	610,302
Cash surrender value of life insurance	23,587	23,401
Premises and equipment, net	20,206	19,714
Premises and equipment held for sale	844	844
Federal Home Loan Bank stock	4,238	3,598
Other real estate owned, net	4,266	6,298
Goodwill	7,222	6,641
Deferred income taxes, net	4,707	6,636
Accrued interest receivable	2,559	2,506
Other assets	10,509	8,351
Total Assets	$1,021,623	$996,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$153,113	$127,940
Interest-bearing	612,429	616,272
Total Deposits	765,542	744,212

Federal Home Loan Bank advances	60,455	66,700
Repurchase agreements	64,869	58,448
Subordinated debentures	16,100	16,100
Convertible promissory notes	1,650	9,400
Accrued expenses and other liabilities	7,503	8,035
Total Liabilities	916,119	902,895

Commitments and Contingencies - Note 14

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-9,777,834 shares and 8,194,010 shares at December 31, 2014 and 2013, respectively; Outstanding-9,054,821 shares and 7,809,997 shares at December 31, 2014 and 2013, respectively	48,889	40,970
Additional paid-in capital	12,654	12,371
Retained earnings	51,123	44,719
Treasury stock 723,013 shares and 384,013 shares at December 31, 2014 and 2013, respectively	(9,497)	(5,256)
Accumulated other comprehensive income	2,335	1,077
Total Stockholders’ Equity	105,504	93,881
Total Liabilities and Stockholders’ Equity	$1,021,623	$996,776

 See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
INTEREST AND DIVIDEND INCOME
Loans, including fees	$28,135	$28,236	$31,123
Taxable securities	5,035	4,928	6,442
Tax exempt securities	1,497	1,488	1,490
Federal funds sold	76	88	131
Total Interest and Dividend Income	34,743	34,740	39,186
INTEREST EXPENSE
Deposits	1,589	2,492	4,469
Repurchase agreements	98	78	61
Federal Home Loan Bank advances and other debt	755	728	949
Subordinated debentures	259	266	297
Convertible promissory notes	612	976	979
Total Interest Expense	3,313	4,540	6,755
Net interest income before provision for loan losses	31,430	30,200	32,431
Provision for loan losses	—	1,400	5,425
Net interest income after provision for loan losses	31,430	28,800	27,006
NONINTEREST INCOME
Fees from fiduciary activities	1,044	1,062	1,007
Fees from loan servicing	584	591	598
Fees from financial services to customers	1,153	1,220	897
Fees for other services to customers	3,620	3,404	3,725
Net gain on sale of loans	648	1,414	2,386
Net change in valuation of mortgage servicing rights	(205)	(96)	(193)
Net realized gain on sale of securities	446	574	2,188
Net gains (losses) on sale of premises and equipment	1	(3)	582
Net gain on sale of branches and deposits	—	122	826
Increase in cash surrender value of life insurance	382	340	366
Income in equity of UFS subsidiary	1,208	936	675
Other income	186	266	766
Total Noninterest Income	9,067	9,830	13,823
NONINTEREST EXPENSE
Salaries and employee benefits	16,557	16,551	17,016
Occupancy expense	2,137	1,938	2,259
Equipment expense	1,351	1,190	1,137
Data processing and courier expense	861	854	904
FDIC insurance expense	604	699	1,396
Operation of other real estate	1,009	969	3,846
Loan and collection expense	37	224	519
Other outside services	1,148	878	817
Audit and legal expense	808	708	546
Costs relating to subsidiary tax strategy implementation	661	—	—
Other operating expenses	3,149	3,291	3,264
Total Noninterest Expense	28,322	27,302	31,704
Income before provision for income taxes	12,175	11,328	9,125
Provision for income taxes	3,252	3,319	1,483
Net Income	$8,923	$8,009	$7,642
Basic earnings per share	$1.07	$1.01	$0.96
Diluted earnings per share	$0.97	$0.87	$0.84
Cash dividends paid per share	$0.30	$0.22	$0.08

 See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

	2014	2013	2012
Net Income	$8,923	$8,009	$7,642
Other comprehensive income (losses), net of tax
Unrealized gains (losses) on securities
Net unrealized holding gains (losses) arising during the period	2,516	(6,351)	4,636
Less: reclassification adjustment for gains included in net income	(446)	(574)	(2,188)
Tax effect	(812)	2,741	(968)
Other comprehensive income (loss)	1,258	(4,184)	1,480
Comprehensive income	$10,181	$3,825	$9,122

 See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2014, 2013, and 2012
(Dollar amounts in thousands, except per share data)

	Common Stock		Additional	Retained	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity
Balance, January 1, 2012	7,911,539	$40,662	$12,066	$31,441	$(3,549)	$3,781	$84,401
Net income	—	—	—	7,642	—	—	7,642
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	4,636	4,636
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(2,188)	(2,188)
Tax effect	—	—	—	—	—	(968)	(968)
Total comprehensive income							9,122
Stock-based compensation expense recognized, net	—	—	193	—	—	—	193
Vesting of RSUs	14,919	75	(75)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	13	—	—	—	13
Exercise of stock options	889	5	(1)	—	—	—	4
Forfeiture of stock options/RSUs not exercised	—	—	(4)	—	—	—	(4)
Conversion of debentures	10,000	50					50
Cash dividends - ($0.08 per share)	—	—	—	(635)	—	—	(635)
Balance, December 31, 2012	7,937,347	40,792	12,192	38,448	(3,549)	5,261	93,144
Net income	—	—	—	8,009	—	—	8,009
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	(6,351)	(6,351)
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(574)	(574)
Tax effect	—	—	—	—	—	2,741	2,741
Total comprehensive income							3,825
Purchase of treasury stock	(163,000)	—	—	—	(1,707)	—	(1,707)
Stock-based compensation expense recognized, net	—	—	292	—	—	—	292
Vesting of RSUs	28,679	143	(143)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	47	—	—	—	47
Exercise of stock options	6,971	35	(4)	—	—	—	31
Tax benefit from exercise of stock options/RSUs	—	—	8	—	—	—	8
Forfeiture of stock options/RSUs not exercised	—	—	(13)	—	—	—	(13)
Tax benefit from forfeiture of unexercised stock options/RSUs	—	—	(8)	—	—	—	(8)
Cash dividends - ($0.22 per share)	—	—	—	(1,738)	—	—	(1,738)
Balance, December 31, 2013	7,809,997	40,970	12,371	44,719	(5,256)	1,077	93,881
Net income	—	—	—	8,923	—	—	8,923
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	2,516	2,516
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(446)	(446)
Tax effect	—	—	—	—	—	(812)	(812)
Total comprehensive income							10,181
Purchase of treasury stock	(339,000)	—	—	—	(4,241)	—	(4,241)
Stock-based compensation expense recognized, net	—	—	355	—	—	—	355
Vesting of RSUs	32,267	161	(161)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	92	—	—	—	92
Exercise of stock options	1,557	8	(1)	—	—	—	7
Tax benefit from exercise of stock options/RSUs	—	—	3	—	—	—	3
Forfeiture of stock options/RSUs not exercised	—	—	(7)	—	—	—	(7)
Tax benefit from forfeiture of unexercised stock options/RSUs	—	—	2	—	—	—	2
Conversion of debentures	1,550,000	7,750					7,750
Cash dividends - ($0.30 per share)	—	—	—	(2,519)	—	—	(2,519)
Balance, December 31, 2014	9,054,821	$48,889	$12,654	$51,123	$(9,497)	$2,335	$105,504

 See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013, and 2012
(Dollar amounts in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$8,923	$8,009	$7,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,318	1,297	1,295
Amortization of debt issuance costs	26	36	36
Amortization of core deposit intangible	21		—
Provision for loan losses	—	1,400	5,425
Loss on transfer of bank facilities to other real estate	—	268	—
Net amortization of premium/discount on securities	1,531	2,402	2,721
Increase in cash surrender value of life insurance	(382)	(340)	(366)
Net gain on life insurance death benefit	—	—	(501)
Net realized gain on sale of securities	(446)	(574)	(2,188)
Net gain on sale of loans	(648)	(1,414)	(2,386)
Net gain on sale of branches	—	(122)	(826)
Proceeds from sale of loans held for sale	31,442	69,364	118,988
Origination of loans held for sale	(30,804)	(68,641)	(116,025)
Change in valuation of mortgage servicing rights, net of payments and payoffs	205	96	193
Recovery of deferred tax asset previously written off	—	—	(658)
Provision for valuation allowance on other real estate owned	730	946	3,284
Net (gains) losses on sale of premises and equipment	(1)	3	(582)
Net gain on disposals of other real estate owned	(19)	(202)	(194)
Provision for deferred income tax expense	1,117	2,463	477
Stock-based compensation expense	355	292	193
Forfeiture of options not exercised and RSUs not vested	(7)	(13)	—
Tax benefit from exercise/forfeiture of options	5	0	0
Income in equity of UFS subsidiary	(1,208)	(936)	(675)
Changes in assets and liabilities:
Return of prepaid FDIC assessment	—	358	—
Accrued income taxes	(3,911)	1,441	1,332
Accrued interest receivable and other assets	(542)	287	(1,425)
Income tax payments (refunds)	2,977	(316)	—
Payment to reduce LOC valuation allowance	—	—	(1,995)
Accrued expenses and other liabilities	(587)	291	602
Net cash provided by operating activities	10,095	16,395	14,367

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	15,879	6,406	51,431
Principal payments on securities available for sale	27,984	48,034	64,188
Purchase of securities held to maturity	(15,456)	(10,275)	—
Purchase of securities available for sale	(5,063)	(41,782)	(71,393)
Proceeds from FHLB stock redemption	—	—	3,194
Purchase of FHLB stock	(640)	—	—
Proceeds from sale of other real estate owned	2,525	5,040	8,040
Proceeds from sale of premises and equipment	82	7	855
Proceeds from life insurance death benefit	196	—	870
Loan originations and payments, net	(63,205)	(26,371)	(17,656)
Additions to premises and equipment	(941)	(816)	(1,278)
Net change in federal funds sold	(1,113)	955	(505)
Dividend from UFS subsidiary	417	433	1,659
Net cash provided by (used in) purchase or sale of branches	12,086	—	(26,674)
Net cash provided by (used in) investing activities	(27,249)	(18,369)	12,731

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013, and 2012
(Dollar amounts in thousands)

	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$7,649	$(61,681)	$6,008
Net change in repurchase agreements	6,421	6,880	5,153
Repayments on Federal Home Loan Bank advances	(82,545)	(15,000)	(15,000)
Proceeds from Federal Home Loan Bank advances	76,300	41,700	—
Tax benefit from vesting of restricted stock units	92	47	13
Proceeds from exercise of stock options	7	31	4
Purchase of treasury stock	(4,241)	(1,707)	—
Cash dividends paid	(2,519)	(1,738)	(635)
Net cash provided by (used in) financing activities	1,164	(31,468)	(4,457)
Net change in cash	(15,990)	(33,442)	22,641

Beginning cash	76,179	109,621	86,980
Ending cash	$60,189	$76,179	$109,621

Supplemental cash flow information:
Interest paid	$3,578	$4,758	$7,125
Income taxes paid (refunded), net	2,977	(316)	(2,400)
Supplemental noncash disclosure:
Transfers from loans to other real estate owned	$1,204	$1,037	$9,487
Transfers from premises and equipment to other real estate owned	—	509	—
Transfers from real estate held for sale to other real estate owned	—	60	—
Mortgage servicing rights resulting from sale of loans	79	224	398
Conversion of debentures to equity	7,750	—	(50)

See accompanying Notes to Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands except per share data)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiaries Baylake Bank (the “Bank”) and Admiral Asset Management, Inc. (“Admiral”), and the Bank’s wholly owned subsidiaries: Bay Lake Investments, Inc. and Baylake Insurance Agency, Inc. During the third quarter of 2012, operations of Baylake Insurance Agency were discontinued and the book of business was sold to a third party. No cash proceeds were received in the transaction; however the Bank will receive future commissions for a three-year period based on insurance renewals on the sold book of business. In the fourth quarter of 2013, the Company capitalized Admiral, a wholly-owned registered investment advisor subsidiary to provide brokerage services in addition to those offered by the Bank and investment advisory services to customers. All significant intercompany items and transactions have been eliminated. Management has evaluated the impact of all subsequent events and determined that all subsequent events have been appropriately recognized and disclosed in the accompanying consolidated financial statements through the date of this report.

Through the third quarter of 2014, the Bank owned a 49.8% interest (500 shares) in United Financial Services, Incorporated (“UFS Inc.”), a data processing service and e-banking entity. During the third quarter of 2014, a tax strategy reorganization of UFS Inc. was launched with the intent of providing a more favorable tax structure to UFS Inc. and its shareholders. This transaction was completed in the fourth quarter of 2014. As part of the reorganization, UFS, LLC was formed. Collectively, UFS Inc. and UFS, LLC are referred to as United Financial Services (“UFS”). UFS Inc. owns a 50.2% interest in UFS, LLC. Under the new structure, the Bank owns a 49.8% indirect interest in UFS, LLC, through its 99.2% ownership (500 shares) of UFS Inc. As part of the transaction, the Bank paid $661 to UFS, LLC’s other 49.8% shareholder as reimbursement for the disproportionate share of tax obligations borne by that shareholder resulting from the overall restructuring transaction. The Bank’s payment was non-deductible for tax purposes. Partially offsetting this expense was a $584 reversal of a previously recorded deferred tax liability related to UFS Inc. Other costs incurred in the transaction included $146 of professional fees.

In addition to the ownership interest, UFS LLC, UFS Inc. and the Bank have a common member on each of their respective Boards of Directors. The investment in UFS Inc. is carried under the equity method of accounting and the Bank’s pro rata share of UFS Inc.’s income is included in noninterest income. Income in equity of UFS recognized by the Bank was $1,208, $936, and $675 for the years ended 2014, 2013, and 2012, respectively. Amounts paid to UFS for data processing services by the Bank were $1,208, $937, and $1,014 in 2014, 2013, and 2012, respectively. At December 31, 2014, the Bank had a loan of $2,978 to UFS. There were no loans between the Bank and UFS at December 31, 2013. The carrying value of the Bank’s investment in UFS was $4,640 and $3,894 at December 31, 2014 and December 31, 2013, respectively. The current book value of UFS is approximately $9,279 per share as of December 31, 2014.

The Bank makes commercial, mortgage, and installment loans to customers substantially all of whom are located in Door, Brown, Kewaunee and Outagamie Counties of Wisconsin as well as participates in national lending credits. Although the Bank has a diversified portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economic condition of the local tourism/recreation businesses, as well as the industrial, commercial and agricultural industries.

On February 7, 2014, the Bank purchased a branch location in Appleton, Wisconsin. The transaction included deposits of $13,681 and related overdraft loans of $3 as well as $950 of fixed assets. The transaction resulted in $112 of core deposit intangible.

On January 7, 2015, the Bank announced its plans to close one of its branch locations in Brown County, Wisconsin. Customer deposits and loans will be serviced by other Bank locations and staff will be relocated to other branches. The Bank anticipates using the facility in future operations and therefore the property has not been transferred to other real estate.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

Cash and Cash Equivalents: Cash and cash equivalents include cash and deposits with other financial institutions. Balances over $250 in those institutions are not insured by the FDIC and therefore pose a potential risk in the event the institution were to fail. As of December 31, 2014, uninsured deposits totaled $130,822.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

Loan servicing fee income earned for servicing loans is based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. Loan servicing fees totaled $584, $591, and $598 for the years ended December 31, 2014, 2013, and 2012, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Other Real Estate Owned Properties: Assets acquired through or instead of loan foreclosure or bank facilities no longer in use are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed. These costs include management fees, operating expenses, and valuation write-downs.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 12 years.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Rabbi Trust: During 2011, the Company established a Rabbi Trust to hold proceeds from the surrender of life insurance policies. The assets of the Rabbi trust are invested in investment choices identical to the investments selected by eligible participants in the Company’s Supplemental Executive Retirement Plan (“SERP”). This provides an economic hedge to the Company’s liability under the SERP. The Rabbi Trust remains in effect at December 31, 2014 and is included with other assets in the consolidated balance sheet.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets. The goodwill recorded represents the excess of market value over book value. The Company’s operations are managed and financial performance is evaluated on a company-wide basis. All of the financial services operations are considered by Management to be aggregated as one reportable segment.

During the first quarter of 2014, goodwill increased $0.6 million due to the acquisition of a branch operation and facility in Outagamie County, Wisconsin.

During 2014 and 2013, the Company, with the assistance of a third party valuation firm, determined an estimated cash fair value of the Company’s common stock. Consideration was given to the nature and history of the Company, the competitive and economic outlook for the trade area and for the banking industry in general, the book value and financial condition of the Company, the future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: 1) net asset value – defined as the net worth of the Company, 2) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell the Company’s common stock, and 3) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to the Company’s common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of the Company’s common shares was considered to be in excess of the book value. Since the valuation ranges obtained from that firm exceeded the carrying value including goodwill, step one of the impairment test established under U.S. GAAP was met and, therefore, no goodwill impairment was recognized. If the carrying amount would have exceeded fair value, the Company would have performed the second step to measure the amount of impairment loss. Based on the valuation obtained as of September 30, 2014, the valuation exceeded the carrying value by a range of 51% to 61%. As of December 31, 2014, there are no conditions that would require goodwill impairment to be reevaluated.

Long-Term Assets: Premises and equipment, and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Management has determined that such assets have not been impaired as of December 31, 2014 and 2013.

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

Advertising Expense: The Company expenses all advertising costs as they are incurred. Total advertising costs for the years ended December 31, 2014, 2013 and 2012 were $204, $246 and $264, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of Chicago (“Reserve Bank”) of $1,652 and $1,412 was required to meet regulatory reserve requirements as of December 31, 2014 and 2013, respectively. These balances earn interest. During 2012, the Reserve Bank eliminated balances previously required to be maintained to meet clearing requirements.

Dividend Reinvestment Plan: The Company administers a dividend reinvestment plan (“DRIP”), whereby the Company allocates applicable dividends to acquire, on the participant’s behalf, shares of the Company’s common stock. During 2014, total cash dividends of $2,519 were declared and paid by the Company. Of this amount, $351 was allocated to the DRIP and was used to purchase 27,337 shares in the open market at a weighted average price of $12.90 per share, to fulfill the DRIP plan requirements. No shares were issued by the Company during 2014 in administration of the DRIP.

During 2013, 24,398 shares were purchased in the open market at a weighted average price of $10.69 per share to fulfill the DRIP plan requirements for a total of $261 in dividends.

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
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company regularly reviews the carrying amount of its deferred income tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence it is more likely than not that all or a portion of the Company’s deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance. During the fourth quarter of 2012, it was determined that a valuation allowance of $658 previously established against a deferred tax receivable relating to the Company was no longer necessary. The valuation allowance was reversed into 2012 net income as a reduction of that year’s income tax expense.

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

Recent Accounting Pronouncements:
In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-01 Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendment eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. This guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40). The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure. (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures. The amendments in this guidance require repurchase-to-maturity transactions to be accounted for as secured borrowings. The guidance for certain transactions accounted for as a sale, as well as new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under the amended guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective prospectively, for annual and interim periods, beginning after December 15, 2016. Management is currently evaluating this guidance and does not expect this guidance will have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs). One of the Company’s securities available for sale at December 31, 2014 and 2013 was measured using Level 3 inputs.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

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

Convertible promissory notes – the fair value of convertible promissory notes is based on current rates for similar financing arrangements (Level 3 inputs).

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

ASSETS MEASURED ON A RECURRING BASIS

	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$2,747	$—	$2,747	$—
Mortgage-backed securities	115,714	—	115,460	254
Obligations of states and political subdivisions	59,002	—	59,002	—
Private placement and corporate bonds	3,544	—	3,544	—
Other securities	1,905	—	1,905	—
Total securities available for sale	182,912	—	182,658	254
Mortgage servicing rights	841	—	841	—
Total	$183,753	$—	$183,499	$254

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government sponsored agency securities	$2,964	$—	$2,964	$—
Mortgage backed securities	153,635	—	153,153	482
Obligations of states and political subdivisions	58,669	—	58,669	—
Private placement and corporate bonds	3,435	—	3,435	—
Other securities	1,905	—	1,905	—
Total securities available for sale	220,608	—	220,126	482
Mortgage servicing rights	967	—	967	—
Total	$221,575	$—	$221,093	$482

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis:

	December 31, 2014	December 31, 2013
Balance, beginning of period	$482	$3,103
Transfer into Level 3	—	—
Other comprehensive loss	(28)	(78)
Transfer out of Level 3	—	—
Principal payments	(200)	(2,543)
Balance, end of period	$254	$482

Fair value of Level 3 assets measured on a recurring basis is determined by obtaining multiple price estimates on each Level 3 asset from organizations experienced in the securities industry with specific knowledge of the assets.

Assets measured at fair value on a non-recurring basis are summarized below:

ASSETS MEASURED ON A NON-RECURRING BASIS

	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowance	$1,451	$—	$—	$1,451
Other real estate owned, net	4,266	—	—	4,266
Total	5,717	—	—	5,717

	December 31, 2013	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowance	$1,252	$—	$—	$1,252
Other real estate owned, net	6,298	—	—	6,298
Total	7,550	—	—	7,550

Fair value of other real estate owned is determined on a non-recurring basis based on evaluation of the underlying collateral, net of estimated costs of disposal.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from financial institutions	$60,189	$60,189	$76,179	$76,179
Federal funds sold	1,176	1,176	63	63
Securities held to maturity	25,612	26,181	10,275	10,275
Securities available for sale	182,912	182,912	220,608	220,608
Loans held for sale	1,290	1,314	1,360	1,384
Loans, net	672,306	675,481	610,302	605,655
Federal Home Loan Bank stock	4,238	4,238	3,598	3,598
Mortgage servicing rights	841	841	967	967
Other real estate owned, net	4,266	4,266	6,298	6,298
Accrued interest receivable	2,559	2,559	2,506	2,506

Financial liabilities
Deposits	$765,542	$765,370	$744,212	$739,315
Repurchase agreements	64,869	64,869	58,448	58,448
Federal Home Loan Bank advances	60,455	60,475	66,700	66,304
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	1,650	1,642	9,400	9,316
Accrued interest payable	283	283	548	548

The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring and non-recurring basis have been previously disclosed. The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:

(a)           Cash and due from financial institutions

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 2 – FAIR VALUE INFORMATION (Continued)

(d)           Loans Held for Sale

Loans held for sale, which generally consist of the current production of first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. Fair value is estimated based on actual market quotes from investors in the secondary market.

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

(g)           Deposits

The carrying amount of demand deposits (interest-bearing and noninterest-bearing), savings deposits, and money market deposits approximates fair value. The carrying amount of variable rate time deposits, including certificates of deposit (“CDs”), approximates fair value. For fixed rate time deposits, fair value is based on discounted cash flows using current market interest rates. Time deposits include both CDs and individual retirement accounts.

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

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 3 - SECURITIES

The fair value of securities available for sale, the fair value of securities held to maturity and the related unrealized gains and losses as of December 31, 2014 and 2013 are as follows:

	2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government sponsored agency securities	$2,747	$—	$(4)
Obligations of states and political subdivisions	59,002	2,027	(57)
Mortgage-backed securities	115,714	2,492	(640)
Private placement and corporate bonds	3,544	24	—
Other securities	1,905	—	—
Total Securities Available for Sale	$182,912	$4,543	$(701)

Securities Held to Maturity:
Mortgage-backed securities	$21,131	$519	$—
Private placement and corporate bonds	5,050	50	—
Total Securities Held to Maturity	$26,181	$569	$—
Total Securities	$209,093	$5,112	$(701)

	2013
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government sponsored agency securities	$2,964	$—	$(50)
Obligations of states and political subdivisions	58,669	2,232	(193)
Mortgage-backed securities	153,635	2,291	(2,423)
Private placement and corporate bonds	3,435	—	(85)
Other securities	1,905	—	—
	$220,608	$4,523	$(2,751)

Securities Held to Maturity:
Mortgage-backed securities	$10,275	$—	$—
Total Securities Held to Maturity	$10,275	$—	$—
Total Securities	$230,883	$4,523	$(2,751)

Other securities consist of short-term money market mutual funds, equity securities in the Federal Reserve Bank and other nonmarketable equity securities, which are carried at cost and believed to be an approximate fair value.

A summary of sales of securities available for sale during the year ended December 31 is as follows:

	2014	2013	2012
Proceeds	$15,879	$6,406	$51,431
Gross realized gains	488	574	2,195
Gross realized losses	42	—	7

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 3 - SECURITIES (Continued)

The estimated fair value of securities at December 31, 2014, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities on other equity securities, mortgage-backed securities and asset-backed securities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS Estimated Fair Value	HTM Estimated Fair Value
Due in one year or less	$8,111	$—
Due after one year through five years	25,654	—
Due after five years through ten years	26,849	5,050
Due after ten years	4,679	—
	65,293	5,050
Other equity securities	1,905	—
Mortgage-backed securities	115,714	21,131
	$182,912	$26,181

Securities pledged to secure public deposits and borrowed funds had a carrying value of $138,262 and $108,122 at December 31, 2014 and 2013, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 3 - SECURITIES (Continued)

Securities with unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2014
U.S. government sponsored agency securities	$—	$—	$2,747	$(4)	$2,747	$(4)
Obligations of states and political subdivisions	857	(4)	2,935	(53)	3,792	(57)
Mortgage-backed securities	2,689	(6)	30,216	(634)	32,905	(640)
Total temporarily impaired	$3,546	$(10)	$35,898	$(691)	$39,444	$(701)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2013
U.S. government sponsored agency securities	$2,964	$(50)	$—	$—	$2,964	$(50)
Obligations of states and political subdivisions	5,290	(193)	—	—	5,290	(193)
Mortgage-backed securities	65,198	(1,640)	15,667	(783)	80,865	(2,423)
Private placement and corporate bonds	3,435	(85)	—	—	3,435	(85)
Total temporarily impaired	$76,887	$(1,968)	$15,667	$(783)	$92,554	$(2,751)

At December 31, 2014, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised thirteen securities. The obligations of states and political subdivisions category with continuous unrealized losses for twelve months or more comprised ten securities. The U.S. government sponsored agency securities category with continuous unrealized losses for twelve months or more comprised one security.

At December 31, 2013, the mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised four securities.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 3 - SECURITIES (Continued)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation to determine the Company’s exposure to other–than-temporary impairment. This evaluation takes into consideration numerous factors and the relative significance of any single factor can vary by security. Factors that may be considered include the length of time and extent to which a security has been in a loss position, changes in security ratings, financial condition of the security issuer, payment structure of the security, value of collateral underlying the security and general economic conditions that might have potential impact on the value of the security. Based on this evaluation, management does not believe that any unrealized loss at December 31, 2014 or 2013 represents an other-than-temporary impairment and the unrealized losses indicated are attributable to changes in the interest rate environment and market conditions at those dates rather than credit deterioration.

At December 31, 2014 and 2013 the fair value of the mortgage-backed securities portfolio was $136,845 (65.4%) and $163,910 (71.0%), respectively, of the investment portfolio. Approximately 4.0% or $5,512, of the mortgage-backed securities outstanding at December 31, 2014 were issued and guaranteed by the Government National Mortgage Association (“GNMA”), the Small Business Administration (“SBA”) or the United States Department of Veterans Affair (“VA”); agencies of the United States government. An additional 89.0%, or $121,787, of the mortgage-backed securities outstanding were issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”), or the Federal Home Loan Bank (“FHLB”); United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, but only comprise approximately 7.0%, or $9,546, of the outstanding mortgage-backed securities at December 31, 2014. Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

NOTE 4 - LOANS

Major classifications of loans as of December 31, 2014 and 2013 are as follows:

	2014	2013

Commercial-Syndicated	$65,429	$43,105
Commercial-Other	88,045	82,185
Real estate:
Residential	152,091	142,398
Commercial	304,446	287,815

Construction	40,808	36,948
Consumer	6,075	6,495
Tax exempt	22,964	19,435
Total	679,858	618,381
Less:
Deferred loan origination fees, net of costs	(501)	(421)
Allowance for loan losses	(7,051)	(7,658)

Loans, net	$672,306	$610,302

Loans having a carrying value of $142,049 and $132,563 are pledged as collateral for borrowings from the FHLB at December 31, 2014 and 2013, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

Certain directors and officers of the Company and the Bank, including their immediate families, companies in which they are principal owners, and trusts in which they are involved, are considered related parties and were loan customers of the Bank during 2014 and 2013.

A summary of the changes in related party loans is as follows:

	For the year ended December 31,
	2014	2013

Balance at beginning of year	$6,186	$7,149
New loans made	3,852	2,873
Repayments received	(2,676)	(3,312)
Reclassification for loans related to new/former officers and directors	(265)	(524)
Balance at end of year	$7,097	$6,186

Changes in the allowance for loan losses were as follows:

	For the year ended December 31,
	2014	2013	2012
Balance at beginning of year	$7,658	$9,165	$10,638
Provision charge to operations	—	1,400	5,425
Recoveries	676	683	774
Loans charged off	(1,283)	(3,590)	(7,672)
Balance at end of year	$7,051	$7,658	$9,165

Information regarding impaired loans is as follows:

	December 31,
	2014	2013

Impaired loans with no allocated allowance for loan loss	$10,999	$13,773
Impaired loans with allocated allowance for loan loss	2,812	1,895
Allowance allocated to impaired loans	1,361	643

	For the year ended December 31,
	2014	2013	2012
Average impaired loans during the period	$14,202	$14,914	$26,212
Interest income recognized during impairment	356	329	325
Cash-basis interest income recognized	20	—	110

Nonperforming and restructured loans were as follows:
	December 31,
	2014	2013

Loans past due over 90 days still on accrual	$—	$—
Loans restructured in a troubled debt restructuring non-accruing	—	255
Nonaccrual loans	5,155	6,403
Total nonperforming loans	$5,155	$6,658
Restructured loans, accruing interest	$8,656	$9,009

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

If these loans had been current throughout their terms, interest income for the nonaccrual period would have approximated $249, $276 and $573 for the years ended December 31, 2014, 2013 and 2012 respectively.

A breakdown of the ALL and recorded investments in loans at December 31, 2014 is as follows:

	Construction	Real Estate- Residential	Real Estate-Commercial	Commercial-Syndicated	Commercial-Other	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$372	$1,373	$4,431	$218	$445	$64	$—	$755	$7,658

Charge-offs	(162)	(88)	(656)	(178)	(116)	(83)	—	—	(1,283)
Recoveries	56	126	439	—	37	18	—	—	676
Provision	(14)	(632)	(932)	1,007	716	55	—	(200)	—

Ending Balance	$252	$779	$3,282	$1,047	$1,082	$54	$—	$555	$7,051

Loans:
Ending balance	$40,808	$152,091	$303,945	$65,429	$88,045	$6,075	$22,964	$—	$679,357
ALL	(252)	(779)	(3,282)	(1,047)	(1,082)	(54)	—	(555)	(7,051)
Recorded investment	$40,556	$151,312	$300,663	$64,382	$86,963	$6,021	$22,964	$(555)	$672,306

Ending balance:
Individually evaluated	$—	$849	$12,101	$—	$848	$13	$—	$—	$13,811
Collectively evaluated	40,808	151,242	291,844	65,429	87,197	6,062	22,964	—	665,546
Total	$40,808	$152,091	$303,945	$65,429	$88,045	$6,075	$22,964	$—	$679,357

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A breakdown of the ALL and recorded investments in loans at December 31, 2013 is as follows:

	Construction	Real Estate-Residential	Real Estate-Commercial	Commercial- Syndicated	Commercial-Other	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$652	$1,658	$5,787	$207	$471	$102	$—	$288	$9,165

Charge-offs	(93)	(552)	(2,132)	—	(758)	(55)	—	—	(3,590)
Recoveries	15	100	269	—	272	27	—	—	683
Provision	(202)	167	507	11	460	(10)	—	467	1,400

Ending Balance	$372	$1,373	$4,431	$218	$445	$64	$—	$755	$7,658

Loans:
Ending balance	$36,948	$142,398	$287,394	$43,105	$82,185	$6,495	$19,435	$—	$617,960
ALL	(372)	(1,373)	(4,431)	(218)	(445)	(64)	—	(755)	(7,658)
Recorded investment	$36,576	$141,025	$282,963	$42,887	$81,740	$6,431	$19,435	$(755)	$610,302

Ending balance:
Individually evaluated	$660	$540	$14,181	$—	$266	$21	$—	$—	$15,668
Collectively evaluated	36,288	141,858	273,213	43,105	81,919	6,474	19,435	—	602,292
Total	$36,948	$142,398	$287,394	$43,105	$82,185	$6,495	$19,435	$—	$617,960

Loans are individually evaluated for impairment once a weakness or adverse trend is identified that may jeopardize the repayment of the loan.

The Company’s recorded investment in loans as of December 31, 2014 and 2013 shown above is broken down by portfolio segment and impairment methodology.

Credit Quality: Management utilizes a risk grading matrix on each of the Company’s commercial loans. Loans are graded on a scale of 0001 to 0007. A description of the loan grades is as follows:

0001-Excellent Risk. Borrowers of highest quality and character. Almost no risk possibility. Balance sheets are very strong with superior liquidity, excellent debt capacity and low leverage. Cash flow trends are positive and stable. Excellent ratios.

0002-Very Good Risk. Good ratios in all areas. High quality borrower. Normally quite liquid. Differs slightly from a 0001 rated customer.

0003-Strong in most categories. Possible higher levels of debt or shorter track record. Minimal attention required. Good management.

0004-Better than Average Risk. Adequate ratios, fair liquidity, desirable customer. Proactive management. Performance trends are positive. Any deviations are limited and temporary.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

0005-Satisfactory Risk. Some ratios slightly weak. Overall ability to repay is adequate. Capable and generally proactive management in all critical positions. Margins and cash flow may lack stability but trends are stable to positive. Company normally profitable year to year but may experience an occasional loss.

0006A-Weakness detected in either management, capacity to repay or balance sheet. Erratic profitability and financial performance. Loan demands more attention. Includes loans deemed to have weaknesses and less than 90 days past due.

0006B-Have weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s collateral position at some future date. Loans rated 0006B are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Includes loans deemed to have weaknesses and less than 90 days past due.

0007-Well defined weaknesses and trends that jeopardize the repayment of loans. Ranging from workout to legal. Includes loans that are nonaccrual and/or 90 days or more past due.

In addition to the risk grading on commercial loans, real estate mortgage, consumer, and municipal loans are included in the 0001-0005 category until such time as the loan becomes past due 90 days or more or is moved to nonaccrual status, at which point the loan is rated 0007.

Below is a breakdown of loans by risk grading as of December 31, 2014:

	0001-0005	0006A	0006B	0007 (1)	Total

Commercial-Syndicated	$60,694	$4,735	$—	$—	$65,429
Commercial-Other	81,530	4,224	1,240	1,051	88,045
Real estate-Commercial	255,711	26,124	5,632	16,979	304,446
Construction	38,679	1,153	783	193	40,808
	436,614	36,236	7,655	18,223	498,728
Real estate-Residential	148,835	1,299	414	1,543	152,091
Consumer	6,062	—	—	13	6,075
Tax exempt	21,994	970	—	—	22,964
Total	$613,505	$38,505	$8,069	$19,779	$679,858
Deferred loan origination fees					(501)
Total loans					$679,357
Percent of total loans	90.2%	5.7%	1.2%	2.9%	100.0%

(1)	Included in the 0007 rated loans are $5,968 of loans that are collectively evaluated and not considered impaired because, in the event of default, no loss is expected.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

Below is a breakdown of loans by risk grading as of December 31, 2013:

	0001-0005	0006A	0006B	0007(2)	Total

Commercial-Syndicated	$43,105	$—	$—	$—	$43,105
Commercial-Other	75,179	$2,510	$3,080	$1,416	$82,185
Real estate-Commercial	237,773	20,732	10,549	18,761	287,815
Construction	33,125	1,857	1,105	861	36,948
	389,182	25,099	14,734	21,038	450,053
Real estate-Residential	139,364	1,305	464	1,265	142,398
Consumer	6,473	—	—	22	6,495
Tax exempt	19,435	—	—	—	19,435
Total	$554,454	$26,404	$15,198	$22,325	$618,381
Deferred loan origination fees					(421)
Total loans					$617,960
Percent of total loans	89.7%	4.3%	2.4%	3.6%	100.0%

(2)	2013 included in the 0007 rated loans are $6,657 of loans that are collectively evaluated and not considered impaired because, in the event of default, no loss is expected.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A summary of past due loans at December 31 are as follows:
	2014
	30-89 Days Past Due (accruing)	90 Days or more Past Due or on Nonaccrual	Total

Construction	$—	$—	$—
Real estate-Residential	313	849	1,162
Real estate-Commercial	996	3,461	4,457
Commercial-Syndicated	—	—	—
Commercial-Other	11	832	843
Consumer	35	13	48
Tax exempt	—	—	—
Total	$1,355	$5,155	$6,510

	2013
	30-89 Days Past Due (accruing)	90 Days or more Past Due or on Nonaccrual	Total

Construction	$—	$660	$660
Real estate-Residential	363	540	903
Real estate-Commercial	676	5,171	5,847
Commercial-Syndicated	—	—	—
Commercial-Other	15	266	281
Consumer	26	21	47
Tax exempt	—	—	—
Total	$1,080	$6,658	$7,738

A summary of troubled debt restructurings at December 31 is as follows:

	2014		2013
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate-Residential	—	—	—	—
Real estate-Commercial	9	8,640	8	9,264
Commercial-Syndicated	—	—	—	—
Commercial-Other	1	16	—	—
Consumer	—	—	—	—
Tax exempt	—	—	—	—
Total	10	$8,656	8	$9,264

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A roll forward of troubled debt restructuring during the year ended December 31, 2014 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial-Other	Consumer	Tax Exempt	Total
Accruing
Beginning balance	$—	$—	$9,009	$—	$—	$—	$—	$9,009

Principal payments	—	—	(19)	—	(11)	—	—	(30)
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	—	6	—	—	—	—	6
New restructureds	—	—	302	—	27	—	—	329
Transfers to other real estate owned	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—	—	—
Transfers out of TDRs	—	—	(658)	—	—	—	—	(658)
Ending Balance	$—	$—	$8,640	$—	$16	$—	$—	$8,656

Nonaccrual
Beginning balance	$—	$—	$255	$—	$—	$—	$—	$255
Principal payments	—	—	(290)	—	—	—	—	(290)
Charge-offs	—	—	(12)	—	—	—	—	(12)
Advances	—	—	47	—	—	—	—	47
New restructureds	—	—	—	—	—	—	—	—
Transfers to other real estate owned	—	—	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—	—	—
Ending Balance	$—	$—	$—	$—	$—	$—	$—	$—

Totals
Beginning balance	$—	$—	$9,264	$—	$—	$—	$—	$9,264
Principal payments	—	—	(309)	—	(11)	—	—	(320)
Charge-offs	—	—	(12)	—	—	—	—	(12)
Advances	—	—	53	—	—	—	—	53
New restructureds	—	—	302	—	27	—	—	329
Transfers to other real estate owned	—	—	—	—	—	—	—	—
Transfers out of TDRs	—	—	(658)	—	—	—	—	(658)

Ending Balance	$—	$—	$8,640	$—	$16	$—	$—	$8,656

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

A roll forward of troubled debt restructuring during the year ended December 31, 2013 is as follows:

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial - Syndicated	Commercial- Other	Consumer	Tax Exempt	Total
Accruing
Beginning balance	$—	$455	$3,476	$—	$—	$—	$—	$3,931

Principal payments	—	—	(120)	—	—	—	—	(120)
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	—	10	—	—	—	—	10
New restructureds	—	—	6,865	—	—	—	—	6,865
Transfers to other real estate owned	—	—	—	—	—	—	—	—
Transfers to nonaccrual	—	(69)	(255)	—	—	—	—	(324)
Transfers out of TDRs	—	(386)	(967)	—	—	—	—	(1,353)

Ending Balance	$—	$—	$9,009	$—	$—	$—	$—	$9,009

Nonaccrual
Beginning balance	$—	$—	$3,710	$—	$14	$—	$—	$3,724

Principal payments	—	(69)	(3,023)	—	(14)	—	—	(3,106)
Charge-offs	—	—	(687)	—	—	—	—	(687)
Advances	—	—	—	—	—	—	—	—
New restructureds	—	—	—	—	—	—	—	—
Transfers to other real estate owned	—	—	—	—	—	—	—	—
Transfers from accruing	—	69	255	—	—	—	—	324
Transfers out of TDRs	—	—	—	—	—	—	—	—

Ending Balance	$—	$—	$255	$—	$—	$—	$—	$255

Totals
Beginning balance	$—	$455	$7,186	$—	$14	$—	$—	$7,655

Principal payments	—	(69)	(3,143)	—	(14)	—	—	(3,226)
Charge-offs	—	—	(687)	—	—	—	—	(687)
Advances	—	—	10	—	—	—	—	10
New restructureds	—	—	6,865	—	—	—	—	6,865
Transfers to other real estate owned	—	—	—	—	—	—	—	—
Transfers out of TDRs	—	(386)	(967)	—	—	—	—	(1,353)
Ending Balance	$—	$—	$9,264	$—	$—	$—	$—	$9,264

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

At December 31, 2014, there were no outstanding unfunded commitments to customers whose terms have been modified in a troubled debt restructuring.

Restructured loans involves the granting of some concession to the borrower involving a loan modification, such as payment schedule changes, interest rate reductions, or principal charge-offs (“A/B Note Structure”). During the year ended December 31, 2014, restructured loan modifications primarily consisted of loans in the real estate-commercial category. Reasons for restructuring were principal charge-offs, interest rate concessions, and term extensions.

A summary of troubled debt restructurings as of December 31, 2014 by restructure type is as follows:

	Accruing	Nonaccruing	Total
A/A/B Note Structure	$16	$—	$16
Payment schedule changes	6,561	—	6,561
Interest rate reduction	2,079	—	2,079
Total	$8,656	$—	$8,656

A loan that is modified at a market rate of interest may no longer be classified as a TDR in the calendar year subsequent to restructuring if it is in compliance with its modified terms.

All loans transferred out of TDRs in 2014 and 2013 have continued to perform under their restructured terms.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 4 – LOANS (Continued)

Information regarding impaired loans is as follows:

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

December 31, 2014	Construction	Real Estate- Residential	Real Estate-Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Total
With an allowance recorded:
Recorded investment	$—	$83	$1,367	$—	$—	$1	$—	$—	$1,451
Unpaid principal balance	—	168	2,008	—	634	2	—	—	2,812
Related allowance	—	85	641	—	634	1	—	—	1,361
With no related allowance recorded:
Recorded investment	$—	$681	$10,093	$—	$214	$11	$—	$—	$10,999
Unpaid principal balance	—	681	10,093	—	214	11	—	—	10,999
Related allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$—	$764	$11,460	$—	$214	$12	$—	$—	$12,450
Unpaid principal balance	—	849	12,101	—	848	13	—	—	13,811
Related allowance	—	85	641	—	634	1	—	—	1,361
Average recorded investment during year	$408	$532	$13,031	$—	$228	$3	$—	$—	$14,202
Interest income recognized while impaired	$—	$5	$351	$—	$—	$—	$—	$—	$356

December 31, 2013	Construction	Real Estate- Residential	Real Estate-Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Total
With an allowance recorded:
Recorded investment	$—	$201	$1,032	$—	$19	$—	$—	$—	$1,252
Unpaid principal balance	—	277	1,569	—	49	—	—	—	1,895
Related allowance	—	76	537	—	30	—	—	—	643
With no related allowance recorded:
Recorded investment	$660	$263	$12,611	$—	$218	$21	$—	$—	$13,773
Unpaid principal balance	660	263	12,611	—	218	21	—	—	13,773
Related allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$660	$464	$13,643	$—	$237	$21	$—	$—	$15,025
Unpaid principal balance	660	540	14,180	—	267	21	—	—	15,668
Related allowance	—	76	537	—	30	—	—	—	643
Average recorded investment during year	$767	$434	$13,503	$—	$227	$31	$—	$—	$14,962
Interest income recognized while impaired	$3	$8	$318	$—	$—	$—	$—	$—	$329

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, an additional PFLL may be necessary.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 5 - PREMISES AND EQUIPMENT

	December 31,
	2014	2013

Land	$5,026	$5,026
Buildings and improvements	23,916	22,554
Equipment	12,431	12,126
	41,373	39,706
Less accumulated depreciation	21,167	19,992

Premises and equipment, net	$20,206	$19,714

Included in buildings and improvements at December 31, 2014 was $142 of costs related to facilities remodeling projects in process at that time.

Depreciation expense was $1,318, $1,297 and $1,295 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 6 – OTHER REAL ESTATE OWNED, NET

Other real estate owned is summarized as follows:

	For the year ended December 31,
	2014	2013	2012
Beginning balance	$8,566	$14,334	$14,913
Transfer of loan collateral to other real estate owned	1,204	1,037	9,487
Transfer of bank facilities to other real estate owned	—	569	—
Sales proceeds, net	(2,525)	(5,040)	(8,040)
Net gain from disposal of other real estate owned	19	202	194
Valuation allowance related to properties disposed	(2,171)	(2,536)	(2,220)
Total other real estate owned	5,093	8,566	14,334
Valuation allowance for losses	(827)	(2,268)	(3,858)
Total other real estate owned, net	$4,266	$6,298	$10,476

Included in other real estate owned is $569, $569 and $0 of bank facilities in 2014, 2013 and 2012 no longer in use by the Bank.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 6 – OTHER REAL ESTATE OWNED, NET (Continued)

Changes in the valuation allowance for losses on other real estate owned were as follows:

	For the year ended December 31,
	2014	2013	2012
Beginning balance	$2,268	$3,858	$2,794
Provision charged to operations	730	946	3,284
Amounts related to properties disposed	(2,171)	(2,536)	(2,220)

Balance at end of year	$827	$2,268	$3,858

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

Changes in the carrying value of MSRs are as follows:
	For the year ended December 31,
	2014	2013
Balance at beginning of period	$967	$839
Addition from loans sold with servicing retained	79	224
Loan payments and payoffs	(124)	(192)
Changes in valuation	(81)	96
Fair value of MSRs at the end of period	$841	$967
Unpaid principal balance of loans serviced at December 31	$123,943	$125,684

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 8 - DEPOSITS

The following is a summary of deposits by type at December 31:

	2014	2013
Noninterest-bearing demand deposits	$153,113	$127,940
Interest-bearing demand deposits	140,159	132,407
Savings deposits	44,868	41,249
Money market deposits	288,744	287,447
Time deposits $100,000 and greater	48,748	44,927
Other time deposits	89,910	110,242
Total deposits	$765,542	$744,212

Brokered deposits included above	$8,532	$11,482

Time deposits include both CDs and individual retirement accounts. At December 31, 2014, the scheduled maturities of time deposits were as follows:

2015	$92,684
2016	25,166
2017	13,205
2018	4,092
2019	3,511
$138,658

Deposits from the Company’s directors and officers held by the Bank at December 31, 2014 and 2013 amounted to $5,554 and $5,609, respectively.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

A summary of FHLB advances at December 31 is as follows:

Year of Maturity	2014	Weighted Average Rate	2013	Weighted Average Rate
2014	$—	—%	$41,000	1.51%
2015	22,800	1.38	16,000	1.62
2016	1,750	0.75	1,000	2.13
2017	1,950	1.10	1,200	2.39
2018	10,600	2.44	4,000	0.25
2019	13,355	1.86	—	—
2020	—	—	—	—
2021	10,000	0.28	3,500	0.30
	$60,455	2.02%	$66,700	1.01%

Maximum month-end amounts outstanding were $98,985 and $69,200 during the years ended December 31, 2014 and 2013, respectively.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

At December 31, 2014 and 2013, respectively, $16,000 and $17,500 of the FHLB advances outstanding were variable rate. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. FHLB advances are secured by $98,696 of real estate first mortgages, $43,353 of home equity loans and lines and $21,132 of mortgage-backed and U.S. government sponsored agency securities and $14,413 of obligations of state and political subdivisions. The Bank has one fixed rate FHLB borrowing of $10,000 committed to but not advanced at December 31, 2014. This advance must be drawn in April of 2015 at a rate previously determined.

NOTE 10 - REPURCHASE AGREEMENTS

Short-term borrowings consisted of the following at December 31:

	2014	2013
Securities sold under agreements to repurchase	$64,869	$58,448

Average amounts outstanding during year	$41,110	$34,728
Maximum month-end amounts outstanding	64,869	69,902
Average interest rates on amounts outstanding at end of year	0.27%	0.11%
Average interest rates on amounts outstanding during year	0.24%	0.23%

NOTE 11 - SUBORDINATED DEBENTURES

On March 31, 2006, the Company issued $16.1 million of trust preferred securities (“Debentures”) and $0.5 million of trust common securities through its wholly-owned subsidiary, Baylake Capital Trust II (“The Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR (1.61% at December 31, 2014). The Trust’s ability to pay amounts due on the debentures is solely dependent upon the Company making payment on the related subordinated debentures to the Trust. The Company’s obligations under the subordinated debentures include a conditional guarantee by the Company of the Trust’s obligations under the trust securities issued by the Trust. In addition, under the terms of the Debentures, the Company would be precluded from paying dividends on the Company’s common stock if the Company was in default under the Debentures, if the Company exercised its right to defer payments of interest on the Debentures or if certain related defaults occurred. During the first three quarters of 2011, the Company exercised its right to defer the interest payments owed under the agreements. In the fourth quarter of 2011, however, the Company made all payments due under the agreements, including the deferral payments. At December 31, 2014 and 2013, the Company is current on all required payments.

NOTE 12 – CONVERTIBLE PROMISSORY NOTES

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 (the “Convertible Notes”) totaling $9.45 million. The Convertible Notes offering was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

NOTE 12 – CONVERTIBLE PROMISSORY NOTES (Continued)

The Convertible Notes accrue interest at a fixed rate of 10% payable quarterly, in arrears, on January 1, April 1, July 1, and October 1, of each year. The Convertible Notes are convertible into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (“the Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of the Company’s common stock at the Conversion Ratio. Beginning on the quarterly interest date prior to the fifth anniversary of the Convertible Notes, the Company may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. On October 1, 2014, one-half of the original principal amounts were mandatorily convertible at the Conversion Ratio if voluntary conversion had not yet occurred. The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017.

Beginning January 1, 2014, the Company began redeeming the notes at the investors’ option under the terms described in the preceding paragraph. In 2014, $6.1 million was converted into 1.2 million shares under this option. On October 1, 2014, an additional $1.7 million of Convertible Notes were converted to 0.3 million shares of the Company’s common stock under the mandatory conversion provision of the Convertible Notes, resulting in an aggregate of $1.7 million of Convertible Notes remaining outstanding after such conversions. Subsequent to December 31, 2014, $0.6 million of debentures were converted to 0.1 million shares of the Company’s common stock at the investors’ option.

The Company incurred debt issuance costs of $179 in conjunction with the sale of the Convertible Notes. These costs were capitalized and were being amortized to interest expense using the effective interest method over the initial conversion term, which was through September 30, 2014.

NOTE 13 - CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can trigger regulatory action.

Prompt corrective action regulations provide five capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2014, regulatory notifications categorized the Bank and the Company as well capitalized, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s or the Company’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

NOTE 13 – CAPTIAL MATTERS (Continued)

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

Regulatory restrictions, which govern all state chartered banks, preclude the payment of dividends without the prior written consent of the WDFI if dividends declared and paid by such bank in either of the two immediately preceding years exceeded that bank’s net income for those years. During 2012, the Company sought and received approval to declare and pay dividends of $0.08 per share or $635. The restriction requiring approval prior to declaration of dividends was removed at the time the informal agreement was terminated in December 2012. During 2014, the Company declared and paid dividends of $0.30 per share or $2,519. On January 20, 2015, the Company declared a dividend of $0.08 per share to shareholders of record on February 17, 2015.

The Company’s and the Bank’s risk-based capital and leverage ratios at December 31, 2014 and 2013 are presented below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Total Capital to Risk-Weighted Assets
Consolidated	$118,605	16.14%	$58,791	8.00%	N/A	N/A
Bank	116,935	15.92%	58,753	8.00%	$73,441	10.00%
Tier 1 (Core) Capital to Risk-Weighted Assets
Consolidated	109,904	14.96%	29,395	4.00%	N/A	N/A
Bank	109,884	14.96%	29,376	4.00%	44,064	6.00%
Tier 1 (Core) Capital to Average Assets
Consolidated	109,904	11.26%	39,032	4.00%	N/A	N/A
Bank	109,884	11.27%	39,016	4.00%	48,770	5.00%

2013
Total Capital to Risk-Weighted Assets
Consolidated	$116,195	16.71%	$55,616	8.00%	N/A	N/A
Bank	113,254	16.30%	55,571	8.00%	$69,464	10.00%
Tier 1 (Core) Capital to Risk-Weighted Assets
Consolidated	99,137	14.26%	27,808	4.00%	N/A	N/A
Bank	105,596	15.20%	27,786	4.00%	41,678	6.00%
Tier 1 (Core) Capital to Average Assets
Consolidated	99,137	10.48%	37,834	4.00%	N/A	N/A
Bank	105,596	11.16%	37,836	4.00%	47,295	5.00%

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

	December 31,
	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$228,521	$228,208
Standby letters of credit	9,757	9,898

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter-party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties. Fixed rate commitments totaled $35,500 and $20,533 at December 31, 2014 and 2013, respectively, with rates ranging from 0.50% to 7.25% in 2014 and 0.75% to 8.00% in 2013.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of customers to a third party. These are primarily issued to support private borrowing arrangements. 55% of these commitments expire prior to December 31, 2017. The remainder expire in the first quarter of 2018. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company does not require collateral as support for the commitments. Collateral is secured as commitments are funded.

In 2014, 2013 and 2012, no impairment charges were taken on standby letters of credit which were issued by the Company on behalf of customers to accommodate their borrowings with third parties. Prior to 2012, a provision for impairment charges related to the establishment of a liability for the Company’s expected losses on an outstanding letter of credit was recorded. During the second quarter of 2012, the collateral securing the letter of credit was sold to an unrelated third party who assumed the letter of credit. The liability for the guarantees was reduced to zero and no further impairment charges were recognized. At December 31, 2014 and 2013, there was no carrying value recorded by the Company as a liability for those guarantees.

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

The Company does not use interest rate contracts (e.g. swaps) or other derivatives to manage interest rate risk and does not have any of these instruments outstanding as of and for the years ended December 31, 2014, 2013 or 2012.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 15 - RETIREMENT PLANS

The Bank has a 401(k) profit sharing plan covering all employees who qualify as to age and length of service. The discretionary employer contributions paid and expensed under all plans totaled $438, $449 and $366 in 2014, 2013 and 2012, respectively. Certain officers and directors of the Company and its subsidiaries are covered by nonqualified deferred compensation plans. Payments to be made under these plans are accrued over the anticipated years of service of the individuals covered. Amounts charged to expense were $175, $323, and $324 in 2014, 2013, and 2012, respectively. The aggregate amount of deferred compensation included in other liabilities in the consolidated balance sheets is $3,145 and $3,262 in 2014 and 2013, respectively. The Company has established the Baylake Bank Supplemental Executive Retirement Plan (“SERP Plan”), which is intended to provide certain management and highly compensated employees of the Company who have contributed and are expected to continue to contribute to the Company’s success, deferred compensation in addition to that available under the Company’s other retirement programs. Costs amounting to $104, $225 and $222 are included in the amounts charged to expense for 2014, 2013 and 2012, respectively. The Company has ceased making contributions to the SERP Plan at the present time and does not expect to resume making contributions to the SERP Plan in the foreseeable future.

NOTE 16- INCOME TAXES

Income tax expense (benefit) consists of the following:

	For the year ended December 31,
	2014	2013	2012
Current income taxes
Federal	$1,639	$922	$1,699
State	496	(66)	(35)
	2,135	856	1,664
Deferred income taxes
Federal	1,023	1,535	159
State	94	928	(340)
	1,117	2,463	(181)
Income tax expense	$3,252	$3,319	$1,483

The provision for income taxes differs from the amount of income tax determined by applying the statutory federal income tax rate to pretax income as a result of the following differences:

	For the year ended December 31,
	2014	2013	2012
Income tax expense based on statutory rate (34%)	$4,140	$3,851	$3,103
State income tax expense (benefit) net of federal tax expense (benefit)	643	569	(905)
Effect of tax-exempt interest income	(687)	(698)	(687)
Life insurance death benefit and earnings	(130)	(119)	(295)
Equity in income of UFS subsidiary	(320)	(254)	(184)
Deferred tax reversal related to UFS subsidiary restructure	(332)	—	—
State valuation allowance reversal	–	—	658
Other	(62)	(30)	(207)

Expense based on effective tax rates	$3,252	$3,319	$1,483

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 16- INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a summary of the significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2014 and 2013:

	2014	2013

Deferred income tax assets
Allowance for loan losses	$2,765	$3,003
Deferred loan fees	196	165
Deferred compensation	1,464	1,530
Nonaccrual loans	189	114
Accrued vacation pay	603	584
OREO property valuation/expenses	465	1,633
Donations	—	39
Deferred tax credits-AMT	2,241	2,437
State net operating loss carry forwards (“NOLs”)	559	665
Other	274	288
Total deferred tax assets before valuation allowance	8,756	10,458
Deferred income tax liabilities
Depreciation	1,701	1,757
FHLB stock dividends	413	413
Mortgage loan servicing	185	212
Net unrealized gain on securities available for sale	1,508	696
Equity in UFS subsidiary	—	525
Prepaid expenditures	153	165
Other	89	54
Total deferred income tax liabilities	4,049	3,822
Net deferred income tax assets	$4,707	$6,636

The Company has state net operating loss carry forwards of $10,725 and $12,810 at December 31, 2014 and December 31, 2013, respectively. These net operating losses expire in 2031.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	For the year ended December 31,
	2014	2013	2012

Balance, beginning of year	$—	$—	$174
Additions for tax positions of prior years	—	—	—
Settlements	—	—	(174)
Balance, end of year	$—	$—	$—

As of December 31, 2012, the gross unrecognized tax benefits represented estimated tax and interest costs related to an IRS audit for the 2009 tax year. In January 2012, the Company and the IRS reached a tentative settlement agreement to finalize the audit and the Company paid interest of $34. The excess liability of $140 was reversed when the audit was finalized in the fourth quarter of 2012.

The Company and its subsidiaries are subject to U.S. federal and Wisconsin state income tax. The Company and its subsidiaries file a consolidated federal income tax return and a combined Wisconsin tax return. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2011 and for Wisconsin state income taxes for years before 2010. During the third quarter of 2013, the IRS began an audit of the Company’s 2011 federal income tax return. The audit concluded in the fourth quarter of 2013. The Company received a minimal amount of interest related to the timing of deductions taken for income tax purposes. During the third quarter of 2014, the IRS began an audit of the Company’s 2012 federal income tax return. The audit was concluded in the first quarter of 2015. There were no adjustments related to the audit. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except shares and per share data)

NOTE 17 - EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares outstanding for the year. A reconciliation of the basic and diluted earnings per share amounts is as follows:

	For the year ended December 31,
	2014	2013	2012
Basic
Net income	$8,923	$8,009	$7,642
Weighted average common shares outstanding	8,354,034	7,902,732	7,926,424

Basic earnings per common share	$1.07	$1.01	$0.96

Diluted
Net income	8,923	8,009	7,642
Earnings from assumed conversion of convertible debentures	372	593	593
Net income	$9,295	$8,602	$8,235
Weighted average common shares outstanding for basic earnings per share	8,354,034	7,902,732	7,926,424
Add: Dilutive effects of assumed exercises of stock options and vesting of restricted stock units	81,019	68,910	29,116

Add: Dilutive effects of convertible promissory notes	1,165,055	1,880,000	1,880,000
Average shares and dilutive potential common shares	9,600,108	9,851,642	9,835,540

Diluted earnings per common share	$0.97	$0.87	$0.84

Additional common stock option shares that have not been included due to their antidilutive effect	61,469	49,949	93,152
Additional common stock convertible debenture shares that have not been included due to their antidilutive effect	—	—	—

NOTE 18 - STOCK OPTION PLAN

The Company has a non-qualified stock option plan (the “Option Plan”) under which certain officers and key salaried employees may purchase shares of the Company’s stock at an established exercise price. Unless earlier terminated, these options expire ten years from the date of grant. The options vest over a five-year period becoming exercisable 20% per year, commencing one year from date of grant. The Option Plan expired in 2003 and no options remain outstanding under the Option Plan. There was no compensation expense recognized for the Option Plan in 2014, 2013 and 2012. At December 31, 2014, 2013 and 2012, there was no unrecognized compensation cost related to the Option Plan. At December 31, 2014, 2013 and 2012, respectively, there were 0, 10,000 and 19,000 options vested but unexercised.

In June 2010, the Company’s shareholders approved the Baylake Corp 2010 Equity Incentive Plan (the “2010 Plan”), under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock or restricted stock units (“RSUs”), or stock appreciation rights. The aggregate number of shares of the Company’s common stock issuable under the 2010 Plan is 750,000.

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

NOTE 18 - STOCK OPTION PLAN (Continued)

Stock Options
On March 18, 2014, the Company granted 64,130 stock options to certain members of management at the market value of the stock on the grant date, which was $13.90 per share. The options granted expire 10 years from date of grant and vest ratably over a five-year period. The fair value of the stock options granted was $3.26 per option, determined under the Black-Scholes option pricing model. Compensation cost to be recognized over the five-year vesting period, net of income tax, is $127. As of December 31, 2014, none of the options were vested and 12,661 options had been forfeited. Unrecognized compensation expense, net of income tax, is $103.

Restricted Stock Units
On March 18, 2014, the Company granted 15,040 RSUs to certain members of management at the market value of the stock, which was $13.90 per share. The RSUs were awarded at no cost to the employee and vest ratably over a five-year period. Compensation cost to be recognized over the five-year vesting period, net of income tax, is $127. As of December 31, 2014, none of the RSUs were vested. 624 RSUs were forfeited during 2014. Unrecognized compensation expense, net of income tax, is $103.

On May 20, 2014, the Company granted 2,000 RSUs to a certain member of management at the market value of the stock, which was $12.39 per share. The RSUs were awarded at no cost to the employee and vest ratably over a five-year period. Compensation cost to be recognized over the five-year vesting period, net of income tax, is $15. As of December 31, 2014, none of the RSUs were vested. Unrecognized compensation expense, net of income tax, is $13.

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

		2014		2013
Weighted average grant date fair value		$3.26		$2.58
Assumptions:
Risk-free interest rate		2.26%		1.35%
Expected volatility		25.45%		30.47%
Expected term (in years)	7	years	7	years
Expected dividend yield		2.01%		1.68%

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

NOTE 18 - STOCK OPTION PLAN (Continued)

Activity in the stock option plans during 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	175,824	$6.69	7.63	$—
Granted	64,130	13.90	—	—
Exercised	(1,557)	4.15	—	—
Forfeited or expired	(12,661)	14.10	—	—
Outstanding at end of year	225,736	$8.34	7.68	$—

Exercisable at end of year	67,930	$5.56	6.83	$471

Fully vested and expected to vest	225,736	$8.34	7.68	$1,024

Activity in the stock option plans during 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	163,281	$6.44	7.48	$—
Granted	43,176	9.50	—	—
Exercised	(6,971)	4.40	—	—
Forfeited or expired	(23,662)	10.81	—	—
Outstanding at end of year	175,824	$6.69	7.63	$—

Exercisable at end of year	45,738	$6.91	5.92	$202

Fully vested and expected to vest	175,824	$6.69	7.63	$1,125

Activity in the stock option plan during 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	112,400	$7.27	6.46	$—
Granted	73,015	6.20	—	—
Exercised	(889)	—	—	—
Forfeited or expired	(21,245)	10.10	—	—
Outstanding at end of year	163,281	$6.44	7.48	$—

Exercisable at end of year	38,610	$10.20	3.31	$70

Fully vested and expected to vest	163,281	$6.44	7.48	$338

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share data)

NOTE 18 - STOCK OPTION PLAN (Continued)

The following options were outstanding at December 31, 2014:

	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Remaining Life (in Years)
Price Range	Outstanding	Exercisable	Outstanding	Exercisable
$4.15	59,929	34,176	$4.15	$4.15	6.20
$6.20	64,389	25,760	$6.20	$6.20	7.25
$9.50	39,949	7,994	$9.50	$9.50	8.21
$13.90	61,469	—	$13.90	$—	9.21
	225,736	67,930	$8.34	$5.56	7.68

Information related to the stock option plans during each year follows:

	2014	2013	2012
Intrinsic value of options exercised	$13	$42	$2
Cash received from option exercises	7	31	4
Tax benefit realized from option exercises	5	8	1

The following table summarizes information about the Company’s RSU activity for 2014 and 2013.

Restricted Stock Units

Activity in the RSUs during 2014 were as follows:

	RSUs	Weighted Average Grant Price
Outstanding at beginning of year	122,685	$6.43
Granted	17,040	13.72
Vested	(32,267)	6.05
Forfeited or expired	(624)	13.90
Outstanding at end of year	106,834	$7.53

Activity in the RSUs during 2013 were as follows:

	RSUs	Weighted Average Grant Price
Outstanding at beginning of year	124,671	$5.28
Granted	35,177	9.50
Vested	(28,679)	5.13
Forfeited or expired	(8,484)	6.62
Outstanding at end of year	122,685	$6.43

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CONDENSED BALANCE SHEETS
December 31

	2014	2013
ASSETS
Cash and due from financial institutions	$2,015	$3,279
Deferred income taxes	188	132
Unamortized debt offering costs	—	27
Income tax receivable	20	115
Investment in subsidiaries	121,061	116,042
Other assets	13	22
Total assets	$123,297	$119,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest Payable	$43	$236
Debentures	16,100	16,100
Convertible promissory notes	1,650	9,400
Total liabilities	17,793	25,736
Stockholders’ equity	105,504	93,881
Total liabilities and stockholders’ equity	$123,297	$119,617

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENTS OF OPERATIONS
Years ended December 31

	2014	2013	2012
Income
Dividends from subsidiaries	$6,000	$5,724	$789
Interest income	3	5	2
Other	-	1	—
Total income	6,003	5,730	791

Expenses
Interest	871	1,242	1,277
Other	667	552	379
Total expenses	1,538	1,794	1,656
Income (loss) before equity in undistributed net income of subsidiaries	4,465	3,936	(865)

Equity in undistributed net income of subsidiaries (earnings in excess of dividends)	3,761	3,316	7,202
Income before income taxes	8,226	7,252	6,337
Income tax benefit	(697)	(757)	(1,305)
Net income	$8,923	$8,009	$7,642

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 19 - CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY (Continued)

CONDENSED STATEMENT OF CASH FLOWS
Years ended December 31

	2014	2013	2012
Cash flows from operating activities:
Net income	$8,923	$8,009	$7,642
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary (earnings in excess of dividends)	(3,761)	(3,316)	(7,202)
Recovery of deferred tax asset previously written off	—	—	(658)
Amortization of debt issuance costs	27	36	35
Net change in income tax receivable	95	600	(19)
Other changes, net	212	301	267
Net cash flows provided by operating activities	5,496	5,630	65

Cash flows from investing activities:
Capitalization of non-bank subsidiary	—	(100)	—
Net cash used in investing activities	—	(100)	—

Cash flows from financing activities:
Purchase of treasury stock	(4,241)	(1,707)	—
Dividends paid	(2,519)	(1,738)	(635)
Net cash used in financing activities	(6,760)	(3,445)	(635)

Net change in cash and cash equivalents	(1,264)	2,085	(570)
Beginning cash and cash equivalents	3,279	1,194	1,764
Ending cash and cash equivalents	$2,015	$3,279	$1,194

BAYLAKE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

NOTE 20 – SELECTED QUARTERLY FINANCIAL DATA

The following is selected unaudited financial data summarizing the results of operations for each quarter in the years ended December 31, 2014 and 2013:

	2014 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$8,512	$8,795	$8,541	$8,895
Interest expense	922	949	783	659
Net interest income	7,590	7,846	7,758	8,236
Provision for loan losses	—	—	—	—
Net interest income after PLL	7,590	7,846	7,758	8,236
Noninterest income	2,016	2,166	2,329	2,556
Noninterest expense	6,768	6,994	6,508	8,052
Income before income tax expense	2,838	3,018	3,579	2,740
Provision for income tax	773	859	1,122	498
Net income	$2,065	$2,159	$2,457	$2,242

Basic earnings per share	$0.27	$0.27	$0.29	$0.25
Diluted earnings per share	$0.23	$0.24	$0.26	$0.24

	2013 Quarter Ended (In thousands, except per share data)
	March 31	June 30	September 30	December 31

Interest income	$8,653	$8,564	$8,615	$8,908
Interest expense	1,293	1,218	1,076	953
Net interest income	7,360	7,346	7,539	7,955
Provision for loan losses	600	600	200	—
Net interest income after PLL	6,760	6,746	7,339	7,955
Noninterest income	2,499	2,359	2,326	2,646
Noninterest expense	6,808	6,679	6,474	7,341
Income before income tax expense	2,451	2,426	3,191	3,260
Provision for income tax	696	695	986	942
Net income	$1,755	$1,731	$2,205	$2,318

Basic earnings per share	$0.22	$0.22	$0.28	$0.30
Diluted earnings per share	$0.19	$0.19	$0.24	$0.25
114

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

Management’s Report on Internal Control over Financial Reporting: The report of our management on our internal control over financial reporting appears on page 61 of this Annual Report on Form 10-K.

Baker Tilly Virchow Krause, LLP, the independent registered public accounting firm that audited our consolidated financial reports included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2014, is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have occurred during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the sections titled “Proposal No. 1, Election of Directors,” “Information on Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” contained in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled “Director Fees and Benefits”, “Compensation Discussion and Analysis”, “Board of Directors Compensation Committee Report on Management Compensation”, and “Compensation Committee Interlocks and Insider Participation” contained in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the section titled “Ownership of Baylake Common” contained in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Equity compensation plan information:

The following table sets forth information regarding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	225,736	$8.34	330,908
Total	225,736	$8.34	330,908

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth in the section titled “Certain Transactions with Management” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth in the section titled “Principal Accountant Fees and Services” in the definitive proxy statement for our 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

Date: February 27, 2015

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

* Each of the above signatures is affixed as of February 27, 2015.

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

