Form 10-Q
period 2015-03-31
BAYLAKE CORP
filed 2015-05-01
CIK 275119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ________________

Commission file number 001-16339

BAYLAKE CORP.
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1268055 (I.R.S. Employer Identification No.)

217 North Fourth Avenue, Sturgeon Bay, WI (Address of principal executive offices)	54235 (Zip Code)

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

Yes ☐   No ☒

The number of outstanding shares of common stock, $5.00 par value per share, as of May 1, 2015 was 9,353,977 shares.

BAYLAKE CORP.

PART I -  FINANCIAL INFORMATION
Item 1.  Financial Statements

BAYLAKE CORP.
CONSOLIDATED BALANCE SHEETS
March 31, 2015 (unaudited) and December 31, 2014
(Dollar amounts in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from financial institutions	$47,159	$60,189
Federal funds sold	1,640	1,176
Securities held to maturity, at amortized cost	25,581	25,612
Securities available for sale, at fair value	169,280	182,912
Loans held for sale	1,486	1,290
Loans, net of allowance of $7,003 at March 31, 2015 and $7,051 at December 31, 2014	665,270	672,306
Cash surrender value of life insurance	23,678	23,587
Premises and equipment, net	20,114	20,206
Premises and equipment held for sale	844	844
Federal Home Loan Bank stock	4,238	4,238
Other real estate owned, net	4,195	4,266
Goodwill	7,222	7,222
Deferred income taxes, net	4,082	4,707
Accrued interest receivable	2,957	2,559
Other assets	10,125	10,509
Total Assets	$987,871	$1,021,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$145,308	$153,113
Interest-bearing	616,144	612,429
Total Deposits	761,452	765,542

Federal Home Loan Bank advances	43,640	60,455
Repurchase agreements	51,157	64,869
Subordinated debentures	16,100	16,100
Convertible promissory notes	1,075	1,650
Accrued expenses and other liabilities	7,093	7,503
Total Liabilities	880,517	916,119

Commitments and Contingencies - Note 15

Common stock, $5 par value, authorized 50,000,000 shares;
Issued-9,915,114 at March 31, 2015 and 9,777,834 shares shares at December 31, 2014; Outstanding-9,126,101 at March 31, 2015 and 9,054,821 shares shares at December 31, 2014	49,576	48,889
Additional paid-in capital	12,687	12,654
Retained earnings	52,599	51,123
Treasury stock 789,013 shares at March 31, 2015 and 723,013 shares at December 31, 2014	(10,322)	(9,497)
Accumulated other comprehensive income	2,814	2,335
Total Stockholders’ Equity	107,354	105,504
Total Liabilities and Stockholders’ Equity	$987,871	$1,021,623

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three months ended March 31, 2015 and 2014
(Dollar amounts in thousands, except per share data)

	2015	2014
INTEREST AND DIVIDEND INCOME
Loans, including fees	$7,147	$6,879
Taxable securities	1,114	1,250
Tax exempt securities	365	373
Federal funds sold	17	10
Total Interest and Dividend Income	8,643	8,512
INTEREST EXPENSE
Deposits	348	420
Repurchase agreements	25	26
Federal Home Loan Bank advances and other debt	216	173
Subordinated debentures	65	64
Convertible promissory notes	27	239
Total Interest Expense	681	922
Net interest income before provision for loan losses	7,962	7,590
Provision for loan losses	200	—
Net interest income after provision for loan losses	7,762	7,590
NONINTEREST INCOME
Fees from fiduciary activities	283	252
Fees from loan servicing	153	162
Fees from financial services to customers	272	266
Fees for other services to customers	880	797
Net gain on sale of loans	204	127
Net change in valuation of mortgage servicing rights, net of payments and payoffs	(16)	(77)
Net realized gain on sale of securities	174	69
Increase in cash surrender value of life insurance	91	78
Income in equity of UFS subsidiary	318	294
Other noninterest income	32	48
Total Noninterest Income	2,391	2,016
NONINTEREST EXPENSE
Salaries and employee benefits	4,345	4,067
Occupancy expense	567	560
Equipment expense	349	313
Data processing and courier expense	231	208
FDIC insurance expense	146	149
Operation of other real estate owned	87	166
Loan and collection expense	13	19
Other outside services	324	335
Audit and legal expense	185	177
Other noninterest expenses	831	774
Total Noninterest Expense	7,078	6,768
Income before provision for income taxes	3,075	2,838
Provision for income taxes	868	773
Net Income	$2,207	$2,065
Basic earnings per share	$0.24	$0.27
Diluted earnings per share	$0.24	$0.23
Cash dividends paid per share	$0.08	$0.07

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Three months ended March 31, 2015 and 2014
(Dollar amounts in thousands)

	2015	2014

Net Income	$2,207	$2,065
Other comprehensive income, net of tax
Unrealized gains on securities
Net unrealized holding gains arising during the period	962	986
Less: reclassification adjustment for gains included in net income	(174)	(69)
Tax effect	(309)	(360)
Other comprehensive income	479	557
Comprehensive income	$2,686	$2,622

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
Three months ended March 31, 2015
(Dollar amounts in thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income	Equity

Balance, January 1, 2015	9,054,821	$48,889	$12,654	$51,123	$(9,497)	$2,335	$105,504
Net income	—	—	—	2,207	—	—	2,207
Net changes in unrealized gains on securities available for sale	—	—	—	—	—	962	962
Reclassification adjustment for net gains realized in income	—	—	—	—	—	(174)	(174)
Tax effect	—	—	—	—	—	(309)	(309)
Total comprehensive income							2,686
Purchase of treasury stock	(66,000)	—	—	—	(825)	—	(825)
Stock-based compensation expense recognized, net	—	—	96	—	—	—	96
Vesting of RSUs	22,280	112	(112)	—	—	—	—
Tax benefit from vesting of RSUs	—	—	49	—	—	—	49
Conversion of debentures	115,000	575					575
Cash dividends - ($0.08 per share)	—	—	—	(731)	—	—	(731)
Balance, March 31, 2015	9,126,101	$49,576	$12,687	$52,599	$(10,322)	$2,814	$107,354

See accompanying Notes to Consolidated Financial Statements

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2015 and 2014
(Dollar amounts in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net income to net cash provided by operating activities:
Net Income	$2,207	$2,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	324
Amortization of debt issuance costs	—	8
Amortization of core deposit intangible	5	4
Provision for loan losses	200	—
Net amortization of premium/discount on securities	311	426
Increase in cash surrender value of life insurance	(91)	(78)
Net realized gain on sale of securities	(174)	(69)
Net gain on sale of loans	(204)	(127)
Proceeds from sale of loans held for sale	10,657	7,732
Origination of loans held for sale	(10,669)	(6,261)
Change in valuation of mortgage servicing rights, net of payments and payoffs	16	77
Provision for valuation allowance on other real estate owned	31	133
Net gain on disposals of other real estate owned	(1)	(24)
Provision for deferred income tax expense	315	561
Stock-based compensation expense	96	74
Forfeiture of options not exercised and RSUs not vested	—	(6)
Tax benefit from exercise/forfeiture of options	—	5
Income in equity of UFS subsidiary	(318)	(294)
Changes in assets and liabilities:
Accrued income taxes	303	500
Accrued interest receivable and other assets	(233)	(427)
Income tax refunds	100	(173)
Accrued expenses and other liabilities	(410)	46
Net cash provided by operating activities	2,464	4,496

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	10,310	1,800
Principal payments on securities available for sale	6,800	7,520
Purchase of securities held to maturity	—	(10,456)
Purchase of securities available for sale	(2,796)	(200)
Settlement of held to maturity investment purchase	—	10,456
Proceeds from sale of other real estate owned	41	710
Proceeds from sale of premises and equipment	—
Loan originations and payments, net	6,836	(15,419)
Additions to premises and equipment	(231)	(322)
Net change in federal funds sold	(464)	(1,249)
Dividend from UFS subsidiary	134	142
Net cash provided in purchase or sale of branches	—	12,086
Net cash provided by investing activities	20,630	5,068

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended March 31, 2015 and 2014
(Dollar amounts in thousands)

	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(4,090)	$(36,582)
Net change in repurchase agreements	(13,712)	(25,732)
Repayments on Federal Home Loan Bank advances	(16,815)	(18,000)
Proceeds from Federal Home Loan Bank advances	—	35,300
Tax benefit from vesting of restricted stock units	49	59
Proceeds from exercise of stock options	—	7
Purchase of treasury stock	(825)	(1,704)
Cash dividends paid	(731)	(544)
Net cash used in financing activities	(36,124)	(47,196)
Net change in cash	(13,030)	(37,632)

Beginning cash	60,189	76,179
Ending cash	$47,159	$38,547

Supplemental cash flow information:
Interest paid	$948	$868
Income taxes paid (refunded), net	100	(173)
Supplemental noncash disclosure:
Mortgage servicing rights resulting from sale of loans	$20	$16
Conversion of debentures to equity	575	200

See accompanying Notes to Unaudited Consolidated Financial Statements.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

1.
The consolidated financial statements of Baylake Corp. (the “Company”) include the accounts of the Company, its wholly owned subsidiaries Baylake Bank (the “Bank”) and Admiral Asset Management, LLC (“Admiral”), and the Bank’s wholly owned subsidiary, Bay Lake Investments, Inc. All significant intercompany items have been eliminated. The accompanying interim consolidated financial statements should be read in conjunction with the 2014 Annual Report on Form 10-K of the Company. The accompanying consolidated financial statements are unaudited. These interim consolidated financial statements are prepared in accordance with the requirements of Form 10-Q, and accordingly do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial information included in this report reflects all adjustments, consisting of normal recurring accruals of operations for the three month periods ending March 31, 2015 and 2014 necessary to make the consolidated financial information not misleading. The consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the entire year. Management of the Company has evaluated all subsequent events to May 1, 2015, the date the interim consolidated financial statements were issued, and determined that all subsequent events have been recognized and disclosed in the accompanying financial statements through the date of this report.

2.	Use of Estimates

To prepare consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, value of other real estate owned, other than temporary impairment of securities, mortgage servicing rights, income tax assets and liabilities, and fair values of financial instruments are particularly subject to change.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

EARNINGS PER SHARE
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2015	2014
(Numerator):
Net income available to common stockholders	$2,207	$2,065
Plus: Income impact of assumed conversions
Interest on 10% convertible debentures, net of income tax	16	145
Income available to common stockholders plus assumed conversions	$2,223	$2,210

(Denominator):
Weighted average number of common shares outstanding-basic	9,141,244	7,775,895
Plus: Incremental shares of assumed conversions:
Dilutive effect of stock options (1)	49,293	43,582
Dilutive effect of restricted stock units (2)	38,822	47,819
Dilutive effect of convertible promissory notes (3) (4)	215,000	1,840,000
Dilutive potential common shares	303,115	1,931,401
Adjusted weighted-average shares	9,444,359	9,707,296

Basic Earnings Per Share	$0.24	$0.27
Diluted Earnings Per Share	$0.24	$0.23

(1)
For the quarters ended March 31, 2015 and 2014, respectively, there were 115,339 and 64,130 outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(2)
For the quarters ended March 31, 2015 and 2014, respectively, there were 25,342 and 15,040 outstanding restricted stock units that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

(3)
At March 31, 2015 and 2014, the Company had $1.1 million and $9.2 million, respectively, of outstanding Convertible Promissory Notes (the “Convertible Notes”). The Convertible Notes are convertible into shares of common stock of the Company at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the Conversion Ratio. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes were mandatorily convertible at the Conversion Ratio if voluntary conversion had not yet occurred.  The principal amount of any Convertible Note that had not been converted will be payable at maturity on June 30, 2017. At March 31, 2015 and 2014, respectively, 215,000 and 1,840,000 of common shares issuable upon conversion of remaining outstanding Convertible Notes are included in the computation of diluted earnings per share since the average market price per share for the three months ended March 31, 2015 and 2014 exceeded the conversion price of $5.00 per share.

(4)	On April 1, 2015, all of the outstanding debentures were converted to 215,000 shares of common stock under the provisions for voluntary conversion.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

4.             Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-05 Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40). The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In April 2015, the FASB issued ASU No. 2015-04 Compensation - Retirement Benefits (Topic 715). The amendments in this update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendments in this update also provide a practical expedient that permits the entity to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In April 2015, the FASB issued ASU No. 2015-03 Interest - Imputation of Interest (Subtopic 835-30). The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods with fiscal years beginning after December 15, 2016. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendments in this update rescind the indefinite deferral of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), included in FASB Accounting Standards Update No. 2010-10, Consolidation (Topic 810): Amendments for Certain Investment Funds. However, the amendments in this Update provide a scope exception from Topic 810 for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In January 2015, the FASB issued ASU No. 2015-01 Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendment eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40). The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure. (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and. (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financing, and Disclosures. The amendments in this guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings. The guidance for certain transactions accounted for as a sale, repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is effective prospectively, for annual and interim periods, beginning after December 15, 2014. The adoption of the guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

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

In January 2014, the FASB issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The amendments in ASU 2014-04 clarify when an in-substance repossession or foreclosure occurs — that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or upon the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. This ASU is effective for the Company beginning January 1, 2015. The provisions of this guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

Securities available for sale - the fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  For other securities not able to be priced on matrix pricing, outside third parties are relied upon (Level 3 inputs).  One of the Company’s securities available for sale at March 31, 2015 and December 31, 2014 was measured using Level 3 inputs.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,393	$—	$2,393	$—
Mortgage-backed securities	102,530	—	102,315	215
Obligations of states and political subdivisions	58,826	—	58,826	—
Private placement and corporate bonds	3,627	—	3,627	—
Other securities	1,904	—	1,904	—
Total securities available for sale	169,280	—	169,065	215
Mortgage servicing rights	845	—	845	—
Total	$170,125	$—	$169,910	$215

	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agency securities	$2,747	$—	$2,747	$—
Mortgage-backed securities	115,714	—	115,460	254
Obligations of states and political subdivisions	59,002	—	59,002	—
Private placement and corporate bonds	3,544	—	3,544	—
Other securities	1,905	—	1,905	—
Total securities available for sale	182,912	—	182,658	254
Mortgage servicing rights	841	—	841	—
Total	$183,753	$—	$183,499	$254

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

The following table presents additional information about assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Balance, beginning of period	$254	$482
Transfer into Level 3	—	—
Other comprehensive gain	3	33
Transfer out of Level 3	—	—
Principal payments	(42)	(109)
Balance, end of period	$215	$406

ASSETS MEASURED AT FAIR VALUE ON A NON-RECURRING BASIS
(Dollar amounts in thousands)

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2015	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,890	$—	$—	$1,890
Other real estate owned, net	4,195	—	—	4,195
Total	$6,085	$—	$—	$6,085

	December 31, 2014	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans with allocated allowances	$1,451	$—	$—	$1,451
Other real estate owned, net	4,266	—	—	4,266
Total	$5,717	$—	$—	$5,717

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	(Dollar amounts in thousands)
	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and due from financial institutions	$47,159	$47,159	$60,189	$60,189
Federal funds sold	1,640	1,640	1,176	1,176
Securities held to maturity	25,581	26,381	25,612	26,181
Securities available for sale	169,280	169,280	182,912	182,912
Loans held for sale	1,486	1,513	1,290	1,314
Loans, net	665,270	658,347	672,306	675,481
Federal Home Loan Bank stock	4,238	4,238	4,238	4,238
Mortgage servicing rights	845	845	841	841
Other real estate owned, net	4,195	4,195	4,266	4,266
Accrued interest receivable	2,957	2,957	2,559	2,559

FINANCIAL LIABILITIES
Deposits	$761,452	$761,425	$765,542	$765,370
Federal Home Loan Bank advances	43,640	43,423	60,455	60,475
Repurchase agreements	51,157	45,275	64,869	64,869
Subordinated debentures	16,100	16,100	16,100	16,100
Convertible promissory notes	1,075	1,070	1,650	1,642
Accrued interest payable	316	316	283	283

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

The carrying amount of cash and due from financial institutions approximates fair value.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

6.             Investments

INVESTMENT SECURITY ANALYSIS
(Dollar amounts in thousands)

The fair value of securities available for sale (“AFS”), the fair value of securities held to maturity (“HTM”) and the related unrealized gains and losses as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,393	$14	$—
Obligations of states and political subdivisions	58,826	2,060	(50)
Mortgage-backed securities	102,530	2,849	(350)
Private placement and corporate bonds	3,627	107	—
Other securities	1,904	—	—
Total Securities Available for Sale	$169,280	$5,030	$(400)
Securities Held to Maturity:
Mortgage-backed securities	$21,319	$737	$—
Private placement and corporate bonds	5,062	63	—
Total Securities Held to Maturity	$26,381	$800	$—
Total Investment Securities	$195,661	$5,830	$(400)

	December 31, 2014
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Securities Available for Sale:
U.S. government-sponsored agency securities	$2,747	$—	$(4)
Obligations of states and political subdivisions	59,002	2,027	(57)
Mortgage-backed securities	115,714	2,492	(640)
Private placement and corporate bonds	3,544	24	—
Other securities	1,905	—	—
Total Securities Available for Sale	$182,912	$4,543	$(701)
Securities Held to Maturity:
Mortgage-backed securities	$21,131	$519	$—
Private placement and corporate bonds	5,050	50
Total Securities Held to Maturity	$26,181	$569	$—
Total Investment Securities	$209,093	$5,112	$(701)

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

At March 31, 2015 and December 31, 2014, the mortgage-backed securities portfolios at market value were $123.9 million ( 63.3%) and $136.8 million ( 65.4%), respectively, of the investment portfolios.  Approximately 4.2%, or $5.2 million, of the mortgage-backed securities outstanding at  March 31, 2015 were issued by the Government National Mortgage Association (“GNMA”) and guaranteed by the United States Department of Veterans Affairs (“VA”) or the Federal Housing Administration (“FHA”);  agencies of the United States government.  An additional 90.8%, or $112.5 million, of the mortgage-backed securities outstanding at March 31, 2015 were issued by either the Federal National Mortgage Association (“FNMA”), the FHLB or the Federal Home Loan Mortgage Corporation (“FHLMC”); United States government-sponsored agencies.  Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities and comprised approximately 5.0%, or $6.2 million of the outstanding mortgage-backed securities at March 31, 2015.  Management evaluates these non-agency mortgage-backed securities at least quarterly and more frequently when economic or market concerns warrant such evaluation.

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows (dollar amounts in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
Obligations of states and political subdivisions	$2,736	$(28)	$1,181	$(22)	$3,917	$(50)
Mortgage-backed securities	9,495	(23)	15,692	(327)	25,187	(350)
Total temporarily impaired	$12,231	$(51)	$16,873	$(349)	$29,104	$(400)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale:
U.S. government-sponsored agency securities	$—	$—	$2,747	$(4)	$2,747	$(4)
Obligations of states and political subdivisions	857	(4)	2,935	(53)	3,792	(57)
Mortgage-backed securities	2,689	(6)	30,216	(634)	32,905	(640)
Total temporarily impaired	$3,546	$(10)	$35,898	$(691)	$39,444	$(701)

At March 31, 2015, the AFS mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised eight securities. The obligations of states and political subdivisions securities category with continuous unrealized losses for twelve months or more comprised four securities.

At December 31, 2014 the AFS mortgage-backed securities category with continuous unrealized losses for twelve months or more comprised thirteen securities. The obligations of states and political subdivisions category with continuous unrealized losses for twelve months or more comprised ten securities. The U.S. government sponsored agency securities category with continuous unrealized losses for twelve months or more comprised one security.

At both March 31, 2015 and December 31, 2014, the HTM portfolio had no unrealized losses.

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
March 31, 2015

7.             Loans

Loans held for investment, including purchased loan participations from other financial institutions and in the syndicated loan market, are summarized as follows (dollar amounts in thousands):

	March 31, 2015	December 31, 2014

Construction	$33,481	$40,808
Real estate-Residential	150,911	152,091
Real estate-Commercial	311,725	304,446
Commercial-Syndicated	65,040	65,429
Commercial-Other	83,815	88,045
Consumer	5,719	6,075
Tax exempt	22,073	22,964
Gross loans	672,764	679,858
Less: Deferred origination fees, net of costs	(491)	(501)
Less: Allowance for loan losses	(7,003)	(7,051)
Loans, net	$665,270	$672,306

Loans having a carrying value of $141.3 million and $142.0 million are pledged as collateral for borrowings from the FHLB at March 31, 2015 and December 31, 2014, respectively.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the three months ended March 31, 2015 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$252	$779	$3,282	$1,047	$1,082	$54	$—	$555	$7,051
Charge-offs	—	—	(268)	—	(15)	(17)	—	—	(300)
Recoveries	6	5	27	—	12	2	—	—	52
Provision	(47)	(24)	78	(6)	(48)	29	—	218	200
Ending balance	$211	$760	$3,119	$1,041	$1,031	$68	$—	$773	$7,003

Loans:
Ending balance	$33,481	$150,911	$311,234	$65,040	$83,815	$5,719	$22,073	$—	$672,273
ALL	(211)	(760)	(3,119)	(1,041)	(1,031)	(68)	—	(773)	(7,003)
Recorded Investment	$33,270	$150,151	$308,115	$63,999	$82,784	$5,651	$22,073	$(773)	$665,270

Ending balance:
Individually evaluated	$—	$967	$10,754	$—	$826	$91	$—	$—	$12,638
Collectively evaluated	33,481	149,944	300,480	65,040	82,989	5,628	22,073	—	659,635
Total	$33,481	$150,911	$311,234	$65,040	$83,815	$5,719	$22,073	$—	$672,273

A breakdown of the allowance for loan losses and recorded investment in loans as of and for the year ended December 31, 2014 is as follows (dollar amounts in thousands):

	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Total
Allowance for Loan Losses:
Beginning balance	$372	$1,373	$4,431	$218	$445	$64	$—	$755	$7,658
Charge-offs	(162)	(88)	(656)	(178)	(116)	(83)	—	—	(1,283)
Recoveries	56	126	439	—	37	18	—	—	676
Provision	(14)	(632)	(932)	1,007	716	55	—	(200)	—
Ending balance	$252	$779	$3,282	$1,047	$1,082	$54	$—	$555	$7,051

Loans:
Ending balance	$40,808	$152,091	$303,945	$65,429	$88,045	$6,075	$22,964	$—	$679,357
ALL	(252)	(779)	(3,282)	(1,047)	(1,082)	(54)	—	(555)	(7,051)
Recorded Investment	$40,556	$151,312	$300,663	$64,382	$86,963	$6,021	$22,964	$(555)	$672,306

Ending Balance:
Individually evaluated	$—	$849	$12,101	$—	$848	$13	$—	$—	$13,811
Collectively evaluated	40,808	151,242	291,844	65,429	87,197	6,062	22,964	—	665,546
Total	$40,808	$152,091	$303,945	$65,429	$88,045	$6,075	$22,964	$—	$679,357

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

A summary of past due loans at March 31, 2015 and December 31, 2014 is as follows (dollar amounts in thousands):

	March 31, 2015
	30-89 Days Past Due (accruing)	90 Days or More Past Due on Non-accrual	Total

Construction	$175	$—	$175
Real estate – Residential	602	967	1,569
Real estate – Commercial	1,526	3,909	5,435
Commercial-Syndicated	—	—	—
Commercial-Other	6	826	832
Consumer	12	29	41
Tax exempt	—	—	—

Total	$2,321	$5,731	$8,052

	December 31, 2014
	30-89 Days Past Due (accruing)	90 Days or More Past Due on Non-accrual	Total

Construction	$—	$—	$—
Real estate – Residential	313	849	1,162
Real estate – Commercial	996	3,461	4,457
Commercial-Syndicated	—	—	—
Commercial-Other	11	832	843
Consumer	35	13	48
Tax exempt	—	—	—

Total	$1,355	$5,155	$6,510

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

Below is a breakdown of loans by risk grading as of March 31, 2015 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(1)	Total

Commercial-Syndicated	$60,490	$4,550	$—	$—	$65,040
Commercial-Other	77,646	4,360	771	1,038	83,815
Real estate – Commercial	266,422	22,524	5,572	17,207	311,725
Construction	31,300	1,988	2	191	33,481
	435,858	33,422	6,345	18,436	494,061
Real estate - Residential	147,680	1,533	202	1,496	150,911
Consumer	5,629	—	—	90	5,719
Tax exempt	21,131	942	—	—	22,073
Total	$610,298	$35,897	$6,547	$20,022	672,764
Deferred origination fees, net of costs					(491)
Total loans					$672,273
Percent of Total Loans	90.7%	5.3%	1.0%	3.0%	100.0%

(1) Included in the 0007 risk grading are $7.4 million of loans that are evaluated but not considered impaired because, in the event of default, no loss is expected, therefore they are included in loans that are collectively evaluated for the general AFLL allocation.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

Below is a breakdown of loss by risk grading as of December 31, 2014 (dollar amounts in thousands):

	0001-0005	0006A	0006B	0007(2)	Total

Commercial-Syndicated	$60,694	$4,735	$—	$—	$65,429
Commercial-Other	81,530	4,224	1,240	1,051	88,045
Real estate – Commercial	255,711	26,124	5,632	16,979	304,446
Construction	38,679	1,153	783	193	40,808
	436,614	36,236	7,655	18,223	498,728
Real estate - Residential	148,835	1,299	414	1,543	152,091
Consumer	6,062	—	—	13	6,075
Tax exempt	21,994	970	—	—	22,964
Total	$613,505	$38,505	$8,069	$19,779	679,858
Deferred origination fees, net of costs					(501)
Total loans					$679,357
Percent of Total Loans	90.2%	5.7%	1.2%	2.9%	100.0%

(2) Included in the 0007 risk grading are $6.0 million of loans that are evaluated but not considered impaired because, in the event of default, no loss is expected, therefore they are included in loans that are collectively evaluated for the general AFLL allocation.

Loan balances with a risk grading of 0005 or better were $610.3 million as of March 31, 2015, representing 90.7% of the total loan portfolio, versus $613.5 million as of December 31, 2014, representing 90.2% of the total loan portfolio.

Loan balances with a risk grading of 0006A decreased by $2.6 million since December 31, 2014. The decrease resulted from $3.2 million of loan payments and payoffs of which $2.5 million resulted from the sale of a single loan’s collateral.  In addition, a remaining $1.1 million loan balance, collateralized by personal guarantees, was downgraded to risk category 0007.  These reductions were offset in part by $1.1 million of loan balances upgraded from risk categories 0006B and 0007 and $0.6 million of credits downgraded from categories 0001-0005.

Loan balances with a risk grading of 0006B have decreased by $1.5 million since December 31, 2014. The decrease resulted primarily from $0.6 million of payments and payoffs received, and $1.0 million of loan balances upgraded to risk category 0006A, offset in part by $0.1 million of loans downgraded from risk grading 0001-0005.  The net movement in troubled assets from risk category 0006B to 0006A continues to be an indication of improvement in the quality of the loan portfolio as management actively works to prudently resolve problem credits.

Loan balances with risk grading of 0007 increased $0.2 million from December 31, 2014 due to the $1.1 million loan balance downgraded from risk category 0006A offset in part by $0.3 million of loan balances charged off during the first quarter of 2015 and $0.6 million of payments received.

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
March 31, 2015

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

Information regarding impaired loans is as follows (dollar amounts in thousands):

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

March 31, 2015	Construction	Real Estate- Residential	Real Estate - Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$156	$1,668	$—	$18	$48	$—	$—	$1,890
Unpaid principal balance	—	290	2,458	—	643	62	—	—	3,453
Related Allowance	—	134	790	—	625	14	—	—	1,563
With no related allowance recorded:
Recorded investment	$—	$677	$8,296	$—	$183	$29	$—	$—	$9,185
Unpaid principal balance	—	677	8,296	—	183	29	—	—	9,185
Related Allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$—	$833	$9,964	$—	$201	$77	$—	$—	$11,075
Unpaid principal balance	—	967	10,754	—	826	91	—	—	12,638
Related allowance	—	134	790	—	625	14	—	—	1,563
Average recorded investment during quarter	$—	$900	$10,359	$—	$514	$83	$—	$—	$11,856
Interest income recognized while impaired during the period	$—	$1	$73	$—	$1	$—	$—	$—	$75

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

IMPAIRED LOANS AND ALLOCATED ALLOWANCE

December 31, 2014	Construction	Real Estate- Residential	Real Estate- Commercial	Commercial- Syndicated	Commercial- Other	Consumer	Tax Exempt	Not Specifically Allocated	Totals
With an allowance recorded:
Recorded investment	$—	$83	$1,367	$—	$—	$1	$—	$—	$1,451
Unpaid principal balance	—	168	2,008	—	634	2	—	—	2,812
Related allowance	—	85	641	—	634	1	—	—	1,361
With no related allowance recorded:
Recorded investment	$—	$681	$10,093	$—	$214	$11	$—	$—	$10,999
Unpaid principal balance	—	681	10,093	—	214	11	—	—	10,999
Related allowance	—	—	—	—	—	—	—	—	—
Total:
Recorded investment	$—	$764	$11,460	$—	$214	$12	$—	$—	$12,450
Unpaid principal balance	—	849	12,101	—	848	13	—	—	13,811
Related allowance	—	85	641	—	634	1	—	—	1,361

Average recorded investment during quarter	$408	$532	$13,031	$—	$228	$3	$—	$—	$14,202
Interest income recognized while impaired during the period	$—	$5	$351	$—	$—	$—	$—	$—	$356

Management regularly monitors impaired loan relationships.  In the event facts and circumstances change, an additional PFLL may be necessary.

Nonperforming loans are as follows (dollar amounts in thousands):

NONPERFORMING LOANS

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Nonaccrual loans	$5,731	$5,155	$5,647	$6,794	$6,686
Loans restructured in a troubled debt restructuring, nonaccrual	—	—	256	256	255
Total nonperforming loans (“NPLs”)	$5,731	$5,155	$5,903	$7,050	$6,941

Restructured loans, accruing	$6,907	$8,656	$8,656	$8,472	$8,370

During the quarter ended March 31, 2015, $1.3 million of additional loan balances became nonaccrual, of which $1.1 million related to a single loan. This increase was offset in part by $0.4 million of payments received during the first quarter of 2015 and $0.3 million of nonaccrual loan balances charged off.  No nonaccrual loans were transferred to other real estate owned during the first quarter of 2015.

During the quarter ended March 31, 2015, one loan of $0.1 million was restructured, involving a payment schedule change. This loan continues to accrue interest under the restructured terms.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

9.             Other Real Estate Owned, Net

Other real estate owned is summarized as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2015	2014

Beginning balance	$5,093	$8,566
Transfer of net realizable value to other real estate owned	—	—
Sale proceeds	(41)	(710)
Net gain from disposal of other real estate owned	1	24
Valuation allowance related to properties disposed	(36)	(405)
Total other real estate owned	5,017	7,475
Valuation allowance for losses	(822)	(1,996)
Total other real estate owned, net	$4,195	$5,479

Changes in the valuation allowance for losses on total other real estate owned were as follows (dollar amounts in thousands):

	For the three months ended March 31,
	2015	2014

Beginning balance	$827	$2,268
Provision charged to operations	31	133
Amounts related to properties disposed	(36)	(405)
Balance at end of period	$822	$1,996

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

Management regularly reviews the carrying amount of the Company’s deferred income tax assets to determine if the establishment of a valuation allowance is necessary.  If, based on the available evidence, it is more likely than not that all or a portion of the deferred income tax assets will not be realized in future periods, a deferred income tax valuation allowance would be established.  Consideration is given to various positive and negative factors that could affect the realization of the deferred income tax assets. In evaluating available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences.  Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.  The evaluation is based on current tax laws as well as management’s expectations of future performance.  At March 31, 2015 and December 31, 2014, the Company determined that no valuation allowance was required to be taken against the deferred income tax asset.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2011 and for Wisconsin state income taxes for years before 2010. The Internal Revenue Service (“IRS”) conducted audits of the Company’s 2011 federal income tax return in 2013 and of the Company’s 2012 federal tax return in 2014. There were no significant adjustments related to the audits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

11.           Equity Investment

The Bank owns a 99.2% interest (500 shares) in United Financial Services, Incorporated (“UFS, Inc.”), a data processing company. During the third quarter of 2014, a tax strategy reorganization of UFS, Inc. was launched with the intent of providing a more favorable tax structure to UFS, Inc. and its shareholders, including the Bank.  This transaction was completed in the fourth quarter of 2014.  As part of this reorganization, UFS, LLC was formed.  Collectively, UFS, Inc. and UFS, LLC are referred to as the “UFS Enterprise.” UFS, Inc. owns a 50.2% interest in UFS, LLC.  Under the new structure, the Bank owns a 49.8% indirect interest in UFS, LLC through its 99.2% ownership of UFS, Inc. As part of the transaction, the Bank paid $0.7 million to UFS, LLC’s other 49.8% shareholder as reimbursement from the disproportionate share of tax obligations borne by that shareholder resulting from the overall restructuring transaction. $0.1 million of this payment was returned to the Bank in the first quarter of 2015 due to a revision of the amount calculated. .

In addition to the ownership interest, the Bank and UFS, Inc. have a common member on each of their respective Boards of Directors. The investment in this entity is carried on the Bank’s balance sheet under the equity method of accounting and the pro rata share of its net income is included in noninterest income in the consolidated statement of operations and increases the Bank’s investment. As dividends are received from UFS, Inc. the investment is reduced. The carrying value of the investment in UFS, Inc. was $4.8 million at March 31, 2015 and $4.6 million at December 31, 2014.  The book value of UFS, Inc. was approximately $9,614 per share and $9,279 per share at March 31, 2015 and December 31, 2014, respectively.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

Changes in the carrying value of MSRs are as follows (dollar amounts in thousands):

MORTGAGE SERVICING RIGHTS

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Balance at beginning of period	$841	$967
Additions from loans sold with servicing retained	20	16
Loan payments and payoffs	(18)	(20)
Changes in valuation	2	(57)
Fair value of MSRs at the end of period	$845	$906

Unpaid principal balance of loans serviced for others was $123.7 million and $125.2 million at March 31, 2015 and March 31, 2014, respectively.

13.           Promissory Notes

During 2009 and 2010, the Company issued 10% Convertible Notes due June 30, 2017 totaling $9.5 million. The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

The Convertible Notes accrue interest at a fixed rate of 10% per annum upon issuance and until maturity or earlier conversion or redemption. Interest is payable quarterly, in arrears, on January 1, April 1, July 1, and October 1 of each year. The Convertible Notes are convertible into shares of common stock at a conversion ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion, subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”).  Prior to the fifth anniversary of issuance, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of common stock at the Conversion Ratio. Beginning on July 1, 2014, the Company was entitled to redeem the notes in whole or in part.  A notice of redemption supersedes and takes priority over any notice of conversion.   On October 1, 2014, one-half of the original principal amounts were mandatorily convertible into common stock at the Conversion Ratio if voluntary conversion had not occurred. The principal amount of any Convertible Notes that has not been converted will be payable at maturity on June 20, 2017.

Beginning January 1, 2014, the Company began redeeming notes at the investors ‘option under the terms described in the preceding paragraph.  In 2014, $6.1 million of Convertible Notes converted into 1.2 million shares of the Company’s common stock under this option.  On October 1, 2014, an additional $1.7 million of Convertible Notes was converted into 0.3 million shares of the Company’s common stock under the mandatory conversion provision of the Convertible Notes.  During the first quarter of 2015, $0.6 million of Convertible Notes were converted into 0.1 million shares of the Company’s common stock at the option of the holder. The outstanding principal balance of Convertible Notes at March 31, 2015 was $1.1 million, which on April 1, 2015 was converted in full under the voluntary conversion provisions, resulting in no remaining outstanding Convertible Notes after such conversion.

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

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

Changes in TDRs for the three months ended March 31, 2015 are as follows (dollars in thousands):

		Real Estate-	Real Estate-	Commercial-	Commercial-
	Construction	Residential	Commercial	Syndicated	Other	Consumer	Tax Exempt	Total

Accruing
January 1, 2015	$—	$—	$8,640	$—	$16	$—	$—	$8,656
Principal payments	—	—	(3)	—	—	—	—	(3)
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	62	—	62
Transfers out of TDRs	—	—	(1,792)	—	(16)	—	—	(1,808)
Transfers to nonaccrual	—	—	—	—	—	—	—	—
March 31, 2015	$—	$—	$6,845	$—	$—	$62	$—	$6,907
Nonaccrual
January 1, 2015	$—	$—	$—	$—	$—	$—	$—	$—
Principal payments	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	—	—	—
Transfers to other reale state owned	—	—	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—	—	—
March 31, 2015	$—	$—	$—	$—	$—	$—	$—	$—
Totals
January 1, 2015	$—	$—	$8,640	$—	$16	$—	$—	$8,656
Principal payments	—	—	(3)	—	—	—	—	(3)
Charge-offs	—	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—	—
New restructured	—	—	—	—	—	62	—	62
Transfers out of TDRs	—	—	(1,792)	—	(16)	—	—	(1,808)
Transfers to other reale state owned	—	—	—	—	—	—	—	—
March 31, 2015	$—	$—	$6,845	$—	$—	$62	$—	$6,907

During the three months ended March 31, 2015, one loan balance totaling $0.1 million was transferred to restructured status due to a change in payment schedule. Also during the three months ended March 31, 2015, $1.8 million of accruing restructured loans were removed from restructured status due to compliance with their restructured terms for at least six months.

BAYLAKE CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

A summary of troubled debt restructurings as of March 31, 2015 and December 31, 2014 is as follows (dollar amounts in thousands):

	March 31, 2015		December 31, 2014

	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment

Construction	—	$—	—	$—
Real estate – Residential	—	—	—	—
Real estate – Commercial	8	6,845	9	8,640
Commercial-Syndicated	—	—	—	—
Commercial-Other	—	—	1	16
Consumer	1	62	—	—
Tax exempt	—	—	—	—
Total	9	$6,907	10	$8,656

A summary of troubled debt restructurings as of March 31, 2015 by restructure type is as follows (dollar amounts in thousands):

	Accruing	Nonaccruing	Total

Payment schedule changes	$6,620	$—	$6,620
Interest rate reduction	287	—	287
Total	$6,907	$—	$6,907

15.           Commitments and Contingencies

The following is a summary of the Company’s off-balance sheet commitments, all of which were lending-related commitments:

LENDING RELATED COMMITMENTS
(Dollar amounts in thousands)

	March 31, 2015	December 31, 2014

Commitments to fund unused home equity line loans	$59,496	$59,163
Commitments to fund 1-4 family loans	1,119	2,606
Commitments to fund residential real estate construction loans	2,749	3,014
Commitments unused on commercial lines of credit loans	169,263	154,405
Commitments unused on consumer lines of credit loans	9,508	9,333
Total commitments to extend credit	$242,135	$228,521
Financial standby letters of credit	$29,874	$9,757

The increase in financial standby letters of credit during the first three months of 2015 resulted from origination of a $20.0 million standby letter of credit with the FHLB on behalf of a municipal customer as collateral for their interest bearing deposit balances. This fluctuating balance financial standby letter of credit (“LOC”) through the FHLB Public Link Deposit program is supported by loan and/or investment security collateral as an alternative to pledging of investment securities directly to specific customers. Under this agreement the amount of the LOC may increase/or decrease quarterly with a maximum limit between $20.0 million to $40.0 million, depending on the time of year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Baylake Corp. (“we,” “us” or “our”) is a Wisconsin corporation that is registered with the Board of Governors of the Federal Reserve (the “Federal Reserve”) as a bank holding company under the Bank Holding Company Act of 1956, as amended. We have two wholly- owned subsidiaries: Admiral Asset Management, LLC (“Admiral”) and Baylake Bank (the “Bank”). Admiral was formed in the fourth quarter of 2013 as a registered investment advisory subsidiary to provide investment advisory services in addition to those offered by the Bank. The Bank, is a Wisconsin state-chartered bank that provides a wide variety of loan, deposit and other banking products and services, as well as a full range of trust, investment and treasury management services to its business, retail and municipal customers. The Bank is a member of the Federal Reserve and the Federal Home Loan Bank of Chicago.

The following sets forth management’s discussion and analysis of our consolidated financial condition at March 31, 2015 and December 31, 2014 and our consolidated results of operations for the three months ended March 31, 2015 and 2014. This discussion and analysis should be read together with the consolidated financial statements and accompanying notes contained in Part I of this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Information

This discussion and analysis of consolidated financial condition and results of operations, and other sections of this report, may contain forward-looking statements that are based on the current expectations of management. Such expressions of expectations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “projects,” and other such words are intended to identify such forward-looking statements. The statements contained herein and in such forward-looking statements involve or may involve certain assumptions, risks and uncertainties, many of which are beyond our control that may cause actual future results to differ materially from what may be expressed or forecasted in such forward-looking statements. Readers should not place undue expectations on any forward-looking statements. In addition to the assumptions and other factors referenced specifically in connection with such statements, the following factors could cause actual results to differ materially from the forward-looking statements: the factors described under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, which are incorporated herein by reference, and other risks that may be identified or discussed in this Form 10-Q.

Branch Closure

In January 2015, we announced our intention to close one of our branches in Brown County. This closure was consummated in April 2015, however, the property is being retained for use in future bank operations.

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

Other Real Estate Owned: Other real estate owned acquired through or in lieu of loan foreclosure, or bank facilities no longer intended for use in bank operations are initially recorded at fair value, less estimated costs to sell, establishing a new cost basis. Fair value is determined using a variety of market information including, but not limited to, appraisals, professional market assessments, and real estate tax assessment information. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

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

Goodwill:  Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition.  Goodwill is not amortized, but is subject to impairment tests on an annual basis or more frequently if deemed appropriate. For Goodwill valuation purposes, the Goodwill of our organization is collectively evaluated as one segment. The operations are managed and financial performance is evaluated on a company wide basis. All of the financial service operations are considered by management to be aggregated in the reportable operating segment. Goodwill is subject to a periodic assessment by applying a fair value test based upon a two-step method.  The first step of the process compares the fair value of the reporting unit with its carrying value, including any goodwill.  During 2014, we, with the assistance of a third party valuation firm determined an estimated cash fair value of our common stock.  Consideration was given to our nature and history, the competitive and economic outlook for our trade area and for the banking industry in general, our book value and financial condition, our future earnings and dividend paying capacity, the size of the block valued, and the prevailing market prices of bank stocks. The following valuation methodologies were considered: (i) net asset value – defined as our net worth, (ii) market value – defined as the price at which knowledgeable buyers and sellers would agree to buy and sell our common stock, and (iii) investment value – defined as an estimate of the present value of the future benefits, usually earnings, cash flow, or dividends, that will accrue to our common stock. When consideration was given to the three valuation methodologies, as well as all other relevant valuation variables and factors, the fully-diluted cash fair value range of our common shares was considered to be in excess of the book value.  Since the valuation range obtained from that firm exceeded our carrying value including goodwill, we did not fail step one of the impairment test established under accounting principles generally accepted in the United States of America and, therefore, no goodwill impairment was recognized.  If the carrying amount would have exceeded fair value, we would have performed the second step to measure the amount of impairment loss.  Based on the valuation obtained as of September 30, 2014, our most recent annual valuation exceeded our carrying value by a range of 51% to 61%.

As of March 31, 2015 the total balance of goodwill held on our balance sheet was $7.2 million. As of March 31, 2015, there are no conditions that would require goodwill impairment to be reevaluated.

Results of Operations

The following table sets forth our results of operations and related summary information for the three month periods ended March 31, 2015 and 2014.

SUMMARY RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2015	2014

Net income, as reported	$2,207	$2,065
Earnings per share-basic, as reported	$0.24	$0.27
Earnings per share-diluted, as reported	$0.24	$0.23
Cash dividends declared per share	$0.08	$0.07

Return on average assets	0.90%	0.88%
Return on average equity	8.39%	8.87%
Efficiency ratio (1)	68.37%	70.46%
Efficiency ratio (non-GAAP)-tax equivalent (1)	67.80%	69.04%

Efficiency Ratio: GAAP to Non-GAAP reconciliation (1)

Non-interest Expense	$7,078	$6,768
Less: extraordinary expenses	—	—
Non-interest Expense (non-GAAP)	$7,078	$6,768

Net-interest Income	$7,962	$7,590
Plus: Tax equivalent adjustment relating to tax exempt loans and investments	261	266
Net-interest income (non-GAAP) – tax equivalent	$8,223	$7,856

Non-interest Income	$2,391	$2,016
Less: net securities gains	174	69
Non-interest income (non-GAAP)	$2,217	$1,947

(1)	Efficiency ratio is calculated as follows: non-interest expense less significant, non-recurring expenses divided by the sum of taxable equivalent net interest income plus non-interest income, excluding net investment security gains, net gains on sale of fixed assets and land held for sale and significant, non-recurring income. This efficiency ratio is presented on a tax equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of such income arising from both taxable and non-taxable sources. However, as calculated, this ratio is not considered to be in accordance with Generally Accepted Accounting Principles (“GAAP”) and as such, the ratio is presented in accordance with GAAP as well.

Net income of $2.2 million for the three months ended March 31, 2015 increased from net income of $2.1 million for the comparable period in 2014. Net interest income before provision for loan losses was $8.0 million for the quarter ended March 31, 2015 and $7.6 million for the comparable quarter last year. The increase resulted from a $0.1 million increase in interest income as well as a $0.3 million reduction in interest expense.  A PFLL of $0.2 million was charged to operations for the first quarter of 2015 compared to no PFLL taken during the comparable quarter of 2014.  Noninterest income increased $0.4 million (18.6%) to $2.4 million for the first quarter of 2015 compared to $2.0 million for the same quarter of 2014.  The increase resulted primarily from $0.1 million increases for each of gain on sale of investment securities, gain on sale of loans and service charges on deposit accounts.  Noninterest expense increased $0.3 million (4.6%) to $7.1 million for the first quarter of 2015 compared to $6.8 million for the first quarter of 2014.  This increase resulted primarily due to costs recorded during the first quarter of 2015 related to the departure of one of our senior executive officers and the addition of key personnel in the commercial banking and wealth management areas.
34

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

Net interest income on a tax-equivalent basis was $8.2 million for the three months ended March 31, 2015, compared to $7.9 million for the same period in 2014. The increase for the first quarter of 2015 resulted primarily from a $0.1 million increase in interest income on interest-earning assets and by a $0.2 million decrease in interest expense on interest-bearing liabilities compared to the same period in 2014. Average earning assets increased $39.2 million (4.5%) to $909.8 million for the first quarter of 2015 compared to $870.6 million for the quarter ended March 31, 2014. Increases of $12.0 million (79.6%) in federal funds sold and interest-bearing due from financial institutions balances and $50.2 million (8.0%) in average loans were partially offset by a decrease of $23.0 million (12.4%) in average taxable securities.  Average tax exempt securities were relatively unchanged.  However, the yield on average earning assets for the quarter ended March 31, 2015 decreased 12 bps to 3.96% compared to 4.08% for the same period in 2014 due to the average yield on loans declining 17 bps to 4.34% for the first quarter of 2015 from 4.51% for the same period in 2014, as well as a decrease in the yield on tax exempt securities of 12 bps to 4.89% for the first quarter of 2015 from 5.01% for the same period in 2014. This was offset in part by an increase in yield on taxable securities during the first quarter of 2015 of 5 bps to 2.74% compared to 2.69% in the first quarter of 2014. We have continued to focus on prudent loan growth during the first quarter of 2015 in an effort to utilize low cost funding available through liquid cash balances, primarily increased customer demand deposits and repurchase agreements.

Average interest-bearing liabilities for the three months ended March 31, 2015 increased to $734.4 million from $732.6 million for the same period in 2014, in addition to an increase of noninterest-bearing demand deposits to $142.8 million for the three months ended March 31, 2015 from $120.2 million for the comparable three month period in 2014.

The cost of average interest-bearing liabilities for the three months ended March 31, 2015 declined 13 bps to 0.38% from 0.51% for the same quarter of 2014. The reductions in the cost of interest-bearing liabilities resulted primarily from a reduction of interest costs associated with repurchase agreements and non-core money market deposits.

Interest rate spread is the difference between the interest rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities.  Interest rate spread increased slightly to 3.58% for the first quarter of 2015 from 3.57% for the first quarter of 2014, resulting from the 12 bp decrease in the yield on interest-earning assets, offset by the 13 bp decrease in the cost of interest-bearing liabilities.

Net interest margin represents net interest income expressed as an annualized percentage of average interest-earning assets. Net interest margin exceeds the interest rate spread because of the use of noninterest-bearing sources of funds (demand deposits and equity capital) to fund a portion of earning assets. Net interest margin for the first quarter of 2015 was 3.66% compared to 3.65% for the same period in 2014.

NET INTEREST INCOME ANALYSIS ON A TAX-EQUIVALENT BASIS (Dollar amounts in thousands)

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Average Interest-Earning Assets:
Loans (1,2)	$674,740	$7,219	4.34%	$624,537	$6,953	4.51%
Taxable securities	162,852	1,114	2.74%	185,895	1,250	2.69%
Tax exempt securities (1)	45,179	553	4.89%	45,135	565	5.01%
Federal funds sold and interest-bearing due from financial institutions	27,040	17	0.25%	15,052	9	0.26%
Total interest-earning assets	909,811	8,903	3.96%	870,619	8,777	4.08%
Noninterest earning assets	81,486			84,027
Total assets	$991,297			$954,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$610,804	348	0.23%	$603,998	420	0.28%
Federal funds purchased	56	0	1.43%	319	1	0.67%
Customer repurchase agreements	54,532	25	0.19%	44,414	26	0.24%
Federal Home Loan Bank advances	51,814	216	1.69%	58,538	173	1.20%
Convertible promissory notes	1,081	27	9.94%	9,200	239	10.39%
Subordinated debentures	16,100	65	1.61%	16,100	64	1.60%
Total interest-bearing liabilities	734,387	681	0.38%	732,569	923	0.51%
Demand deposits	142,829			120,210
Accrued expenses and other liabilities	7,368			7,452
Stockholders’ equity	106,713			94,415
Total liabilities and stockholders’ equity	$991,297			$954,646
Net interest income		$8,222			$7,854
Interest rate spread (3)			3.58%			3.57%
Net interest margin (4)			3.66%			3.65%

(1)	The interest income on tax exempt securities and loans is computed on a tax-equivalent basis using a tax rate of 34% for all periods presented.
(2)	The average loan balances and rates include nonaccrual loans.
(3)
Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest accrued on average interest-bearing liabilities for the period.

(4)	Net interest margin is the annualized effect of net interest income for a period divided by average interest-earning assets for the period.

RATE/VOLUME ANALYSIS (1)
(Dollar amounts in thousands)

The following table presents an analysis of changes in net interest income resulting from changes in average volumes in interest-earning assets and interest-bearing liabilities, and average rates earned and paid for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Increase (Decrease) due to (1)
	Volume	Rate	Net
Average Interest-Earning Assets:
Loans	$545	$(279)	$266
Taxable securities	(131)	(5)	(136)
Tax exempt securities	1	(13)	(12)
Federal funds sold and interest-bearing due from financial institutions	7	1	8
Total interest-earning assets	$422	$(296)	$126

Average Interest-Bearing Liabilities:
Total interest-bearing deposits	$(18)	$(54)	$(72)
Customer repurchase agreements and federal funds purchased	4	(6)	(2)
FHLB advances	(22)	65	43
Convertible promissory notes	(202)	(10)	(212)
Subordinated debentures	—	1	1
Total interest-bearing liabilities	$(238)	$(4)	$(242)
Net interest income	$660	$(292)	$368

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

Management’s ability to employ overall assets for the production of interest income can be measured by the ratio of average interest-earning assets to average total assets.  This ratio was 91.8% for the three months ended March 31, 2015 improved from 91.2% for the three months ended March 31, 2014.

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

A PFLL of $0.2 million was recorded for the quarter ended March 31, 2015 compared to no PFLL for the first quarter of 2014. Three loans totaling $1.2 million, were newly identified as being impaired during the first quarter of 2015. Net loan charge-offs fwere $0.2 million for each of the three months ended March 31, 2015 and 2014.

Net annualized charge-offs to average loans was 0.15% for the three months ended March 31, 2015 compared to 0.13% for the same period in 2014. For the three months ended March 31, 2015, nonperforming loans increased by $0.5 million (11.2%) to $5.7 million from $5.2 million at December 31, 2014. Refer to the “Financial Condition - Risk Management and the Allowance for Loan Losses” and “Financial Condition - Nonperforming Loans, Potential Problem Loans and Other Real Estate Owned” sections following for more information related to nonperforming loans. On an ongoing basis, we continue to monitor the level of risk inherent in our loan portfolio in relationship to the return we receive on these loans to achieve an appropriate balance between the two and modify our underwriting expectations as appropriate.

Our management believes that the ALL at March 31, 2015 is appropriate in light of the present condition of the loan portfolio and the amount and quality of the collateral supporting nonperforming loans. We continue to monitor nonperforming loan relationships and will make additional PFLLs, as necessary, if the facts and circumstances change. In addition, a decline in the quality of our loan portfolio as a result of general economic conditions, factors affecting particular borrowers or our market area, or otherwise, could affect the adequacy of the ALL. If there are significant charge-offs against the ALL, or we otherwise determine that the ALL is inadequate or our estimates are different than our regulators’ estimates, we will need to make additional PFLLs in the future.

Noninterest Income:

The following table reflects the various components of noninterest income for the three month periods ended March 31, 2015 and 2014, respectively.

NONINTEREST INCOME
(Dollar amounts in thousands)

	Three months ended
	March 31, 2015	March 31, 2014	% Change
Fees from fiduciary services	$283	$252	12.3%
Fees from loan servicing	153	162	(5.6)%
Charges for other services to customers	723	631	14.6%
Other fee income	157	166	(5.4)%
Financial services income	272	266	2.3%
Net gains on sales of loans	204	127	60.6%
Net change in valuation of mortgage servicing rights, net of payments and payoffs	(16)	(77)	79.2%
Net gains from sale of securities	174	69	152.2%
Increase in cash surrender value of life insurance	91	78	16.7%
Equity in income of UFS subsidiary	318	294	8.2%
Other income	32	48	(33.3)%
Total Noninterest Income	$2,391	$2,016	18.6%

Included in the fees for other services to customers in noninterest income on our consolidated statements of operations are service charges on deposit accounts, and other fee income.

Noninterest income increased $0.4 million for the three months ended March 31, 2015 versus the comparable period in 2014. Service charges on deposit accounts increased $0.1 million (14.6%), net gains from the sale of securities increased $0.1 million (152.2%) and gains on sale of loans increased $0.1 million (60.6%).

Noninterest Expense:

The following table reflects the various components of noninterest expense for the three months ended March 31, 2015 and 2014.

NONINTEREST EXPENSE
(Dollar amounts in thousands)

	Three months ended
	March 31, 2015	March 31, 2014	% Change
Salaries and employee benefits	$4,345	$4,067	6.8%
Occupancy	567	560	1.3%
Equipment	349	313	11.5%
Data processing and courier	231	208	11.1%
Operation of other real estate owned	87	166	(47.6)%
Business development and advertising	165	138	19.6%
Charitable contributions	38	15	153.3%
Stationery and supplies	70	105	(33.3)%
Director fees	94	99	(5.1)%
FDIC insurance	146	149	(2.0)%
Audit and legal	185	177	4.5%
Loan and collection	13	19	(31.6)%
Other outside services	324	335	(3.3)%
Other operating expenses	464	417	11.3%
Total Noninterest Expense	$7,078	$6,768	4.6%

Total noninterest expense increase by $0.3 million for the three months ended March 31, 2015 compared to the period ended March 31, 2014.  The noninterest expense to average assets ratio was 2.9% for the three months ended March 31, 2015, unchanged from the same period in 2014.

Net overhead expense is total noninterest expense less total noninterest income. The net overhead expense to average assets ratio was 1.9% for the three months ended March 31, 2015 improved slightly from 2.0% for three months ended March 31, 2014. The efficiency ratio represents total noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and total noninterest income (excluding net gains on the sale of securities, premises and equipment, branch sales, and land held for sale). The efficiency ratio improved from 70.5% (69.0% non-GAAP, tax equivalent) for the quarter ended March 31, 2014 to 68.4% (67.8% non-GAP, tax equivalent) for the quarter ended March 31, 2015. A lower efficiency ratio represents a more efficient operation.

Salaries and employee benefits were $4.3 million for the three months ended March 31, 2015, compared to $4.1 million for the three months ended March 31, 2014.  Although the number of full-time equivalent employees decreased from 255 at March 31, 2014 to 245 at March 31, 2015, investment in additional, more highly compensated personnel in key areas of the Bank occurred during the first quarter of 2015.  Additionally, $0.2 million of salary and benefits costs were recorded in the first quarter of 2015 related to the departure of one of our senior executive officers.  Commission expense for commissioned salespersons, including financial advisors and mortgage originators, may impact future salary expense based on the levels of production attained. Included in 2015 salary expense is $0.1 million of expense related to our long-term equity incentive plan and $0.1 million related to our performance-based incentive program.

Income Taxes:

We recorded an income tax expense of $0.9 million for the three months ended March 31, 2015 versus an expense of $0.8 million for the same period in 2014. The increase in tax expense is primarily attributable to a year-over-year increase in pre-tax income for the three months ended March 31, 2015 versus the comparable period of 2014. The effective tax rate for the three months ended March 31, 2015 increased slightly to 28.2% from 27.2% for the same period in 2014.

We maintain net deferred income tax assets for deductible temporary tax differences, such as allowance for loan losses, nonaccrual loan interest, and other real estate owned valuations as well as net operating loss carry forwards. Our determination of the amount of our deferred income tax assets to be realized is highly subjective and is based on several factors, including projected future income, income tax planning strategies, and federal and state income tax rules and regulations. At March 31, 2015, we determined that no valuation allowance was required to be taken against our net deferred income tax assets. We assess the amount of tax benefits we may realize in future periods in determining the necessity for any valuation allowance.
39

Financial Condition

Loans:

The following table reflects the composition (mix) of the loan portfolio:

	March 31, 2015	December 31, 2014	Percent Change
Amount of Loans by Type:
Real estate-mortgage:
Commercial	$311,725	$304,446	2.4%
1-4 family residential
First liens	105,454	106,292	(0.8)%
Junior liens	5,615	5,623	(0.1)%
Home equity	39,842	40,176	(0.8)%
Commercial and agricultural:			%
Syndicated	65,040	65,429	(0.6)
Other	83,815	88,045	(4.8)
Real estate-construction	33,481	40,808	(18.0)%
Installment
Credit cards and related plans	1,356	1,353	0.2%
Other	4,363	4,722	(7.6)%
Obligations of states and political subdivisions	22,073	22,964	(3.9)%
Less: Deferred origination fees, net of costs	(491)	(501)	2.0%
Less: Allowance for loan losses	(7,003)	(7,051)	0.7%
Total	$665,270	$672,306	(1.0)%

Net loans decreased $7.1 million (1.0%) from $672.3 million at December 31, 2014 to $665.2 million at March 31, 2015. In addition to originating loans, we buy and sell loan participations with other financial institutions located in markets we serve. These loans are underwritten to the same lending standards as the loans we originate. Additionally, we purchase syndicated loans in the national market that represent small portions of large national credits. These credits are also subject to our normal underwriting guidelines and represent $65.0 million and $65.4 million in loan balances outstanding at March 31, 2015 and December 31, 2014, respectively.

Real estate-mortgage, 1-4 family first lien loans totaled $105.5 million at March 31, 2015, a decrease of $0.8 million (0.8%) from December 31, 2014. Other commercial and agricultural loans totaled $83.8 million at March 31, 2015, a decrease of $4.2 million (4.8%) from December 31, 2014. Each of those categories of loans have been an area of emphasis during the first three months of 2015 as we attempt to attain overall loan growth without significant increases in commercial real estate loans, which totaled $311.7 million at March 31, 2015 and comprised 46.4% of our loan portfolio, up $7.3 million from $304.4 million, at December 31, 2014. However, several large payoffs of commercial loans, more than offset the growth originated during the quarter.

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

The ALL at March 31, 2015 was $7.0 million, compared to $7.1 million at December 31, 2014.  On a quarterly basis, management reviews the adequacy of the ALL. The analysis of the ALL consists of three components: (i) specific reserves established for expected losses relating to impaired loans for which the recorded investment in the loans exceeds its fair value; (ii) general reserves based on historical loan loss experience for significant loan classes; and (iii) general reserves based on qualitative factors such as concentrations and changes in portfolio mix and volume.  Allocations of the ALL may be made for specific loans but the entire ALL is available for any loan that, in management’s judgment, should be charged off or for which an actual loss is realized.

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

NONPERFORMING ASSETS
(Dollars amounts in thousands)

	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
Nonperforming Assets:
Nonaccrual loans	$5,731		$5,155		$5,647		$6,794		$6,686
Nonaccrual loans, restructured	—		—		256		256		255
Total nonperforming loans (“NPLs”)	$5,731		$5,155		$5,903		$7,050		$6,941
Other real estate owned, net	4,195		4,266		4,987		5,053		5,479
Total nonperforming assets (“NPAs”)	$9,926		$9,421		$10,890		$12,103		$12,420
Restructured loans, accruing(1)	$6,907		$8,656		$8,656		$8,472		$8,370

Ratios:
ALL to Net Charge-offs (“NCOs”) (annualized)	6.97	x	11.62	x	8.80	x	17.17	x	8.94	x
NCOs to average loans (annualized)	0.15%		0.10%		0.13%		0.07%		0.13%
ALL to total loans	1.04%		1.18%		1.12%		1.18%		1.18%
NPLs to total loans	0.85%		0.76%		0.93%		1.12%		1.10%
NPAs to total assets	1.00%		0.92%		1.11%		1.20%		1.27%
ALL to NPLs	122.20%		136.78%		119.58%		105.58%		107.37%

(1) Restructured loans on nonaccrual status are returned to accruing when a sufficient period of performance in accordance with the restructured terms, generally six months, has passed.

During the quarter ended March 31, 2015, other real estate owned declined by $0.1 million due to one such real estate property being sold during the first quarter of 2015. No properties were transferred into other real estate owned during the quarter ended March 31, 2015.

Restructured loans accruing at March 31, 2015 were $6.9 million, a decrease of $1.7 million during the first quarter of 2015.  No accruing restructured loans were transferred to nonaccrual during the first quarter of 2015 and two restructured accruing loans with modified terms for $1.8 million were transferred out of the restructured loan category. One loan for $0.1 million was added to the restructured loans accruing category.

The following table presents an analysis of our past due loans, excluding nonaccrual loans:

PAST DUE LOANS (EXCLUDING NONACCRUALS)
30-89 DAYS PAST DUE

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Secured by real estate	$2,303	1,309	$2,603	$2,026	$1,553
Commercial, syndicated	—	—	—	—	—
Commercial, other	6	11	35	222	130
Loans to individuals	12	35	18	29	16
All other loans	—	—	—	—	—
Total	$2,321	1,355	$2,656	$2,277	$1,699

Percentage of total loans	0.35%	0.19%	0.42%	0.36%	0.27%

As reflected above, loan balances 30-89 days past due have increased $1.0 million compared to December 31, 2014 and increased $0.6 million from March 31, 2014.
42

Information regarding other real estate owned is as follows:

	Three months ended March 31,	Twelve months ended December 31,	Three months ended March 31,
	2015	2014	2014

Beginning balance	$5,093	$8,566	$8,566
Transfer of loans to other real estate owned	—	1,204	—
Sales proceeds, net	(41)	(2,525)	(710)
Net gain from sale of other real estate owned	1	19	24
Valuation allowance recovered upon disposition of other real estate owned	(36)	(2,171)	(405)
Total other real estate owned	5,017	5,093	7,475
Valuation allowance for losses	(822)	(827)	(1,996)
Total other real estate owned, net	$4,195	$4,266	$5,479

VALUATION ALLOWANCE ON OTHER REAL ESTATE OWNED

	Three months ended March 31, 2015	Twelve months ended December 31, 2014	Three months ended March 31, 2014

Beginning balance	$827	$2,268	$2,268
Provision charged to operations	31	730	133
Valuation allowance recovered upon disposition of other real estate owned	(36)	(2,171)	(405)
Ending balance	$822	$827	$1,996

Investment Portfolio:

The investment portfolio is intended to provide us with adequate liquidity, flexibility in asset/liability management and an increase in our earning potential.

At March 31, 2015, our securities available for sale (“AFS”) decreased $13.6 million (7.5%) to $169.3 million compared to $182.9 million at December 31, 2014. At March 31, 2015, the AFS investment portfolio represented 17.1% of total assets compared to 17.9% at December 31, 2014.  For the three months ended March 31, 2015, principal payments of $6.8 million were received on AFS securities, including $3.0 million from the maturity or call of such securities. For the three months ended March 31, 2015, we purchased $2.8 million of AFS securities and sold $10.3 million of AFS securities at a $0.2 million gain. Additionally, AFS securities decreased by $0.3 million due to net amortization of premiums and discounts originated at the time the securities were purchased and increased $0.8 million in market value during the three months ended March 31, 2015.

At March 31, 2015 and December 31, 2014, the held to maturity (“HTM”) investment portfolio comprised three securities totaling $25.6 million. During the three months ended March 31, 2015, we did not purchase any HTM securities.

We closely monitor securities we hold in both our investment portfolios that remain in an unrealized loss position for twelve months or greater. There were no unrealized losses at March 31, 2015 in the HTM securities portfolio. Total gross unrealized losses on AFS securities in such a loss position for twelve months or greater were $0.3 million at March 31, 2015, representing 87.3% of total gross unrealized securities losses. AFS securities in such a loss position for twelve months or greater represented 10.0% of the total AFS investment portfolio. Based on an in-depth analysis of the specific instruments, which may include ratings from external rating agencies and/or brokers, as well as the creditworthiness of the related issuers, including their ability to continue payments under the terms of the security agreements, no unrealized losses were deemed to be other-than-temporary. Additionally, we do not have the intent to sell the securities and it is not more likely than not that we will be required to sell these securities before their anticipated recovery. If at any point in time any losses are considered other-than-temporary, we would be required to recognize other-than-temporary impairment. This would require us to assess the cash flows expected to be collected from the security. The difference between cash flows expected to be collected and the amortized cost basis would result in a credit loss for the amount of the impairment. This amount would reduce our earnings. The remaining portion of the impairment related to factors other than credit loss would be recognized through other comprehensive income (loss). At March 31, 2015 and December 31, 2014, we did not hold securities of any one issuer, other than FNMA, GNMA, FHLMC, or VA, each an agency or corporation of the United States government, in an amount greater than 10% of our stockholders’ equity.  As of March 31, 2015, the highest concentration of loans underlying mortgage-backed securities issued in any state was issued in California, representing approximately 15.4% of the total amount invested in residential mortgage-backed securities.
43

Deposits:

Total deposits at March 31, 2015 decreased $4.1 million (0.5%) to $761.4 million from $765.5 million at December 31, 2014. The decrease for the three months was a result of a $7.8 million (5.1%) decrease in our non-interest bearing demand deposits , a decrease in our time deposits of $3.3 million (2.4%), and a decrease of $7.1 million (5.0%) in our NOW accounts, offset in part by an increase of $14.1 million (4.2%) in our savings deposits, primarily money market accounts, for the period. The total increase in interest-bearing deposits was $3.7 million (0.6%) from December 31, 2014 to March 31, 2015. During the three months ended March 31, 2015, we did not hold any traditional brokered certificates of deposits, but we held $5.6 million of NOW balances that were considered brokered deposits, a decrease of $2.9 million since December 31, 2014.  Deposits where our customers direct their funds with us to be exchanged with deposits of another participating institution through a depository network (“Reciprocal Deposits”) are considered brokered deposits. At March 31, 2015 we held $1.8 million of such Reciprocal Deposits, an increase of $0.1 million from December 31, 2014.

We continue to focus on expanding and retaining customer relationships and attracting core deposit accounts by emphasizing customer service while maintaining competitive pricing. If liquidity concerns arise, we have alternative sources of funds such as lines of credit with correspondent banks and borrowing arrangements with the FHLB and through the discount window at the Federal Reserve Bank.

Other Funding Sources:

Securities repurchase agreements decreased $13.7 million (21.1%) from $64.9 million at December 31, 2014 to $51.2 million at March 31, 2015. We did not have any federal funds purchased at either March 31, 2015 or December 31, 2014. The decline in repurchase agreements during the first quarter of 2015 is due to usual fluctuations relating to a significant commercial customer.  These fluctuations are consistent with declines in cash balances during the same period.

During the first quarter of 2015, no new FHLB advances were taken. FHLB advances were $43.6 million at March 31, 2015, down from $60.5 million at December 31, 2014, a decline of 27.8%, due to the payoff or maturity of $16.9 million of prior advances. The availability of deposits also determines the amount of funds we need to borrow in order to fund loan demand. FHLB continues to be available as a source of borrowing for future funding needs as we manage our liquidity needs.

During the first three months of 2015 we utilized FHLB advances of varying terms and maturities to maximize and enhance our net interest margin.  At March 31, 2015, all of the $43.6 million FHLB advances outstanding were fixed rate. Additionally, we have committed to take $10.0 million of fixed rate advances in April 2015.

Long Term Debt:

In March 2006, we issued $16.1 million of variable rate, trust preferred securities (“TruPS”) and $0.5 million of trust common securities through Baylake Capital Trust II (the “Trust”) that adjust quarterly at a rate equal to 1.35% over the three month LIBOR and mature on June 30, 2036. At March 31, 2015, the interest rate on these securities was 1.62%. These securities were issued to replace trust preferred securities issued in 2001 through Baylake Capital Trust I. For bank regulatory purposes, these securities are considered Tier 1 capital.

The Trust’s ability to pay amounts due on the TruPS is solely dependent upon us making payment on the related subordinated debentures (“Debentures”) to the Trust. Under the terms of the Debentures, we would be precluded from paying dividends on our common stock if we were in default under the Debentures, if we exercised our right to defer payment of interest on the Debentures or if certain related defaults occurred. At March 31, 2015, we were not in default of any provision under the Debentures and were current on all interest payments on the TruPS.

During 2009 and 2010, we completed several separate closings of a private placement of Convertible Notes.  The Convertible Notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated there under.  The total amount of the Convertible Notes outstanding was $1.1 million and $1.7 million as of Mach 31, 2015 and December 31, 2014, respectively.

The Convertible Notes are convertible into shares of our common stock at a ratio of one share of common stock for each $5.00 in aggregate principal amount held on the record date of the conversion subject to certain adjustments as described in the Convertible Notes (the “Conversion Ratio”). Prior to the quarterly interest date preceding the fifth anniversary of issuance of the Convertible Notes, each holder of the Convertible Notes may convert up to 100% (at the discretion of the holder) of the original principal amount into shares of our common stock at the Conversion Ratio. Beginning on the quarterly interest date prior to the fifth anniversary of the Convertible Notes, we may redeem the notes in whole or in part. A notice of redemption supersedes and takes priority over any notice of conversion. On October 1, 2014, one-half of the original principal amounts of the Convertible Notes mandatorily converted at the Conversion Ratio.  The principal amount of any Convertible Note that has not been converted will be payable at maturity on June 30, 2017.
44

On January 1, 2015, $0.6 million of Convertible Notes were converted to 115,000 shares of the Company’s common stock under the voluntary conversion terms of the Convertible Notes. The Convertible Notes at March 31, 2015 were $1.1 million. In April 2015, all of the remaining Convertible Notes were converted to 215,000 shares of the Company’s common stock under the voluntary conversion terms of the Convertible Notes.

Contractual Obligations:

We use a variety of financial instruments in the normal course of business to meet the financial needs of our customers. These financial instruments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, standby letters of credit, and forward commitments to sell residential mortgage loans. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for quantitative and qualitative disclosures about our fixed and determinable contractual obligations. Contractual obligations disclosed in the 2014 Annual Report on Form 10-K have not materially changed since that report was filed.

The following table summarizes our significant contractual obligations and commitments at March 31, 2015:

CONTRACTUAL OBLIGATIONS

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Certificates of deposit and other time deposit obligations	$87,146	$37,036	$11,142	$—	$135,324
Repurchase agreements	51,157	—	—	—	51,157
Federal Home Loan Bank advances	16,750	3,550	23,340	—	43,640
Subordinated debentures	—	—	—	16,100	16,100
Operating leases	29,989	59,977	—	—	89,966
Total	$185,042	$100,563	$34,482	$16,100	$336,187

Off- Balance Sheet Arrangements:

We do not use interest rate contracts (i.e. swaps), forward loans sales or other derivatives to manage interest rate risk and do not have any of these instruments outstanding. The Bank does have, through its normal operations, loan commitments and standby letters of credit outstanding as of March 31, 2015, and December 31, 2014 in the amount of $272.0 million and $238.3 million, respectively. These are further explained in Note 15 of the Notes to Consolidated Financial Statements.

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
45

Maturing investments have historically been a primary source of liquidity. For the three months ended March 31, 2015, principal payments totaling $3.8 million were received on investments as well as $3.0 million from maturities. We purchased $2.8 million in investments in the same period. Approximately 4.2%, or $5.2 million, of the mortgage-backed securities outstanding at March 31, 2015 were issued and guaranteed by GNMA, the VA or the FHA; agencies of the United States government.  An additional 90.8%, or $112.5 million, of the mortgage-backed securities outstanding at March 31, 2015 were issued by either FNMA or FHLMC, United States government-sponsored agencies. Non-agency mortgage-backed securities present a level of credit risk that does not exist currently with United States government agency-backed securities, and comprised approximately 5.0%, or $6.2 million, of the outstanding mortgage-backed securities at March 31, 2015.  Management evaluates these non-agency mortgage-backed securities at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. These securities tend to be highly marketable.

Deposit decreases, reflected as a financing activity in the March 31, 2015 unaudited consolidated statements of cash flows, resulted in $4.1 million of cash outflow during the first three months of 2015. In February of 2015, we entered into a customer relationship with a public entity that requires us to provide collateral for their money market deposits through the FHLB’s Public Unit Deposit program.  Under this program, FHLB issues a financial standby letter of credit on our behalf secured by various loans and/or investment securities collateral provided by the Bank.  Our agreement with the public entity customer limits these deposits to maximums of $20.0 million to  $40.0 million and can fluctuate quarterly.  At March 31, 2015 the amount of these money market deposits was $19.9 million.

Deposit growth is normally the most stable source of liquidity, although brokered deposits, which are inherently less stable than locally-generated core deposits, are sometimes used. Our reliance on brokered certificates of deposit was eliminated in 2013. We have $5.6 million in brokered NOW accounts at March 31, 2015 compared to $8.5 million of such deposits at December 31, 2014. Additionally, at March 31, 2015, we have $1.8 million of Reciprocal Deposits, increased slightly from $1.7 million of such deposits at December 31, 2014. If at any point in the future we fall below the “well capitalized” regulatory capital threshold, it will become more difficult for us to obtain brokered deposits.  Also affecting liquidity are core deposit growth levels, certificate of deposit maturity structure and retention, and characteristics and diversification of wholesale funding sources affecting the channels by which brokered deposits are acquired. Conversely, deposit outflow will cause a need to develop alternative sources of funds, which may not be as liquid and potentially a more costly alternative.

The scheduled payments and maturities of loans can provide a source of additional liquidity. There are $180.5 million, or 26.9% of total gross loans, maturing within one year of March 31, 2015. Factors affecting liquidity relative to loans are loan origination volumes, loan prepayment rates and the maturity structure of existing loans. The liquidity position is influenced by changes in interest rates, economic conditions and competition. Conversely, loan demand creates a need for liquidity that may cause us to acquire other sources of funding, some of which could be more difficult to find and more costly to secure.

Within the classification of short-term borrowings at March 31, 2015, securities repurchase agreements totaled $51.2 million compared to $64.9 million at the end of 2014. Securities repurchase agreements are obtained from a base of business customers. The decline in such repurchase agreements from December 31, 2014 to March 31, 2015 is primarily due to usual fluctuations relating to a significant commercial customer. These fluctuations are consistent with changes in cash balances between December 31, 2014 and March 31, 2015. Short-term and long-term borrowings from the FHLB are another source of funds and totaled $43.6 million and $60.5 million at March 31, 2015 and December 31, 2014, respectively. We utilize FHLB advances of varying terms and maturities, to maximize and manage our net interest margin.

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

Capital Resources:

Stockholders’ equity at March 31, 2015 and December 31, 2014 was $107.4 million and $105.5 million, respectively, reflecting an increase of $1.9 million (1.8%) during the first three months of 2015. The increase in stockholders’ equity primarily resulted from net income of $2.2 million and an increase in comprehensive income of $0.5 million, and the conversion of $0.6 million of debentures during the first three months of 2015, partially offset by the vesting of restricted stock units of $0.1 million, cash dividends of $0.7 million and the repurchase of 66,000 common shares during the first three months of 2015 for $0.8 million under the repurchase program approved by our Board of Directors on May 23, 2013 (the “Repurchase Program”). Dividends of $0.08 per share were declared and paid during the three months ended March 31, 2015. The ratio of stockholders’ equity to assets was 10.9% and 10.3% at March 31, 2015 and December 31, 2014, respectively.
46

In April of 2015, we declared an $0.08 per share dividend. Our ability to pay dividends is subject to various factors including, among other things, sufficient earnings, available capital, board discretion, and regulatory compliance.

On May 23, 2013, our board of directors approved the Repurchase Program, which was designed to allow us to proactively manage our capital position and return excess capital to shareholders. Pursuant to the Repurchase Program, we may buy up to 400,000 shares of our common stock, representing approximately 5.0% of our outstanding common shares. During the first quarter of 2015, we repurchased 66,000 shares pursuant to the Repurchase Program. See Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds, included elsewhere in this report for details of the stock repurchases during the quarter. On April 15, 2014, our board of directors approved an amendment to and extension of the Repurchase Program to authorize the repurchase of up to an additional 400,000 shares and extended the time period for the Repurchase Program through May 30, 2015.

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

The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks became effective for us on January 1, 2015 with full compliance with all of the final rule requirements to be fully phased in over a multi-year schedule by January 1, 2019.  As of March 31, 2015, our capital levels remained characterized as “well-capitalized” under these new rules.  See the “Regulatory Initiatives Affecting the Banking Industry” section for further discussion of Basel III.

We continue to evaluate the potential impact that regulatory rules may have on our liquidity and capital management strategies, including Basel III and those required under the Dodd-Frank Act.  See the “Regulatory Initiatives Affecting the Banking Industry” section below for further discussion on the potential impact that these regulatory rules may have on our liquidity and capital requirements.

Among other things, the new rules revise capital adequacy guidelines and the regulatory framework for prompt corrective action. Additionally, they modified specified quantitative measures of assets, liabilities, and capital. The impact of these new rules require the Company to maintain capital in excess of previous “well-capitalized” regulatory standards, and in excess of historical levels.

The total capital ratios for the previous four quarters are as follows:

	March 31, 2015(1)	December 30, 2014	September 30, 2014	June 30, 2014
Company	15.86%	16.14%	16.54%	16.35%
Bank	15.53%	15.92%	15.34%	16.19%

(1) March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

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

The following tables present our and the Bank’s capital ratios as of March 31, 2015:

CAPITAL RATIOS
(Dollar amounts in thousands)

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of March 31, 2015 (1)
Total Capital (to Risk-Weighted Assets)
Company	$118,722	15.86%	$59,876	8.00%	$	N/A	N/A
Bank	116,106	15.53%	59,799	8.00%		74,748	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$110,644	14.78%	$44,907	6.00%	$	N/A	N/A
Bank	109,103	14.60%	44,849	6.00%		59,799	8.00%
Tier 1 Common Equity (to Risk-Weighted Assets)
Company	$96,157	12.85%	$33,680	4.50%	$	N/A	N/A
Bank	109,103	14.60%	33,637	4.50%		48,586	6.50%
Tier 1 Capital (to Average Assets)
Company	$110,644	11.25%	$39,336	4.00%	$	N/A	N/A
Bank	109,103	11.12%	39,234	4.00%		49,043	5.00%

	Actual		Required For Capital Adequacy Purposes		Required To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2014
Total Capital (to Risk-Weighted Assets)
Company`	$118,605	16.14%	$58,791	8.00%	$	N/A	N/A
Bank	116,935	15.92%	58,753	8.00%		73,441	10.00%
Tier 1 Capital (to Risk-Weighted Assets)
Company	$109,904	14.96%	$29,395	4.00%	$	N/A	N/A
Bank	109,884	14.96%	29,376	4.00%		44,064	6.00%
Tier 1 Capital (to Average Assets)
Company	$109,904	11.26%	$39,032	4.00%	$	N/A	N/A
Bank	109,884	11.27%	39,016	4.00%		48,770	5.00%

(1) March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Regulatory Initiatives Affecting the Banking Industry

Basel III

The Federal Reserve and the FDIC approved the final rules and implemented the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital we hold.  The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% , require a minimum ratio of total capital to risk-weighted assets of 8.0%, and require a minimum Tier  1 leverage ratio of 4.0%.  A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements.  This capital conservation buffer will be phased-in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  Strict eligibility for regulatory capital instruments was also implemented under the final rules.  The final rules also revise the definition and calculation of Tier 1 capital, total capital and risk-weighted assets.

The phase-in period for the final rules became effective for us on January 1, 2015, with full compliance with all of the final rules’ requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019.  Although as of March 31, 2015, our capital levels remained characterized as “well-capitalized” under the new rules, our ratios have declined on a comparative basis to our regulatory capital ratios at December 31, 2014 due to compliance with the new rules under Basel III,

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

As of March 31, 2015, we were in compliance with our management policies with respect to interest rate risk. We have not experienced any material changes to our market risk position since December 31, 2014, as described in our 2014 Annual Report on Form 10-K.

Our overall interest rate sensitivity is demonstrated by net interest income shock analysis which measures the change in net interest income in the event of hypothetical changes in interest rates. This analysis assesses the risk of change in net interest income in the event of sudden and sustained 100 bps and 200 bps increases and decreases in market interest rates. The table below presents our projected changes in net interest income for the various rate shock levels at March 31, 2015.

INTEREST SENSITIVITY

	Change in Net Interest Income Over One Year Horizon
	At March 31, 2015		At December 31, 2014
	Dollar change (in thousands)	Percentage change	Dollar change (in thousands)	Percentage change
Change in levels of interest rates
+200 bps	$(493)	(1.5)%	$137	0.4%
+100 bps	(300)	(0.9)%	67	0.2%
Base	—	—	—	—
-100 bps	(1,134)	(3.5)%	(1,281)	(3.9)%
-200 bps	(2,009)	(6.2)%	(2,141)	(6.6)%

As shown above, at March 31, 2015, the effect of an immediate 200 bp increase in interest rates would decrease our net interest income by $0.5 million (1.5%) versus a $0.1 million or 0.4% increase in net interest income from a similar change in interest rates at December 31, 2014. The change in the impact of an immediate 200 bp increase in interest rates resulted from continued decline in interest rates received on floating rate assets as indices and a reduction in investible cash balances. The effect of an immediate 200 bp reduction in rates would have decreased our net interest income by $2.0 million or 6.2% relatively unchanged from a decrease of $2.1 million or 6.6% at December 31, 2014. It is projected that rates paid on interest-bearing liabilities in the current low interest rate environment have less ability to continue to decline compared to yields on interest-earning assets. Accordingly, a 200 bp reduction in rates is not considered realistic given the low interest rate environment that currently exists. An interest rate floor of no less than zero is used rather than assuming a negative interest rate.

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

Item 4.  Controls and Procedures

Disclosures Controls and Procedures: Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective.

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

Item 1A.  Risk Factors

 See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors since then.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2015, we did not sell any equity securities which were not registered under the Securities Act of 1933, as amended. We repurchased 66,000 shares of our common stock during the first quarter of 2015 at an average price of $12.50 per share. A total of 568,000 shares have been purchased since May 23, 2013 at an average price of $11.93 per share.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 31, 2015	15,000	$12.31	15,000	282,500
February 1 – February 28, 2015	35,500	12.52	35,500	267,500
March 1 – March 31, 2015	15,500	12.65	15,500	232,000
Three Months Ended March 31, 2015	66,000	12.50	66,000
Since May 23, 2013	568,000	$11.93	568,000	232,000

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

10.1
Final Separation Agreement and Release dated April 15, 2015 between Baylake Bank and Teresa A. Rosengarten, incorporated by reference to Exhibit 10 from the Company’s Current Report on Form 8-K filed on April 20, 2015.

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

BAYLAKE CORP.

Date:	May 1, 2015	/s/ Robert J. Cera
Robert J. Cera President and Chief Executive Officer

Date:	May 1, 2015	/s/ Kevin L. LaLuzerne
Kevin L. LaLuzerne Treasurer and Chief Financial Officer

